Form 10-K405
period 1997-12-31
BROOKLINE BANCORP INC
filed 1998-03-31
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from ___________________ to ____________________


                         Commission File Number: 0-23695
                                                 -------

                            BROOKLINE BANCORP, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Massachusetts                                               04-3402944
------------------------------------------------------------        ---------------------------------------
State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification Number)


         160 Washington Street, Boookline, MA                                       02147
------------------------------------------------------------        ---------------------------------------
       (Address of Principal Executive Offices)                                  (Zip Code)


                                    (617) 730-3500
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                     ------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES           NO      X
     -----         ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 25, 1998, there were issued and outstanding 29,095,000 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  BUSINESS

General

         Brookline Bancorp, Inc.

         Brookline Bancorp, Inc. (the "Company") is a Massachusetts corporation that was organized in November 1997 at the direction of the Board of Trustees of Brookline Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization into the mutual holding company structure. The reorganization and the initial public offering of common stock by the Company associated with the reorganization were consummated on March 24, 1998, and accordingly, had not been consummated by December 31, 1997, the end of the 12-month period for which this Annual Report on Form 10-K is filed. Prior to the consummation of the reorganization, the Company had no assets or liabilities. Following consummation of the reorganization, the Company's only significant assets are 100% of the shares of the Bank's outstanding common stock, the Company's loan to the Bank's employee stock ownership plan and up to 50% of the net proceeds of the Company's initial public stock offering.

         The Company does not intend to employ any persons other than certain officers who are currently officers of the Bank, but will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands its business in the future. The directors and executive officers of the Company are set forth below.

         The Company's offices are located at the executive offices of the Bank at 160 Washington Street, Brookline, Massachusetts 02147. Its telephone number is (617) 730-3500.

         The consolidated financial statements of the Company consist of the accounts of the Company and its wholly-owned subsidiary, the Bank (along with the Bank's subsidiaries). Accordingly, filed herewith as Exhibit 99.1 for informational purposes only are the consolidated financial statements of the Bank and its subsidiaries, along with management's discussion and analysis of such consolidated financial statements, as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.

Directors and Executive Officers of the Registrant

         The following individuals serve as directors and executive officers of the Company:

(a)      Directors of the Company



                                                                                   Date
                                                                                 elected to
                                                Age at                             Bank's
                                              August 31,           Term             Board
Name                                             1997             expires        of Trustees
---------------------------                     ------            -------        -----------
Oliver F. Ames                                    76               2000             1973
Dennis S. Aronowitz                               66               2000             1991
George C. Caner, Jr.                              71               1999             1966
David C. Chapin                                   61               1998             1989
Richard P. Chapman, Jr.                           62               1999             1972
William G. Coughlin                               65               2000             1976
John L. Hall, II                                  57               1998             1983
Charles H. Peck                                   56               1998             1995
Hollis W. Plimpton, Jr.                           67               1998             1974
Edward D. Rowley                                  79               1999             1966
Joseph J. Slotnik                                 61               2000             1970
William V. Tripp, III                             59               1999             1975
Rosamond B. Vaule                                 59               1998             1989
Peter O. Wilde                                    58               1999             1993
Franklin Wyman, Jr.                               76               1998             1974


(b)      Executive Officers of the Company



Name                                           Age*        Position
-----------------------                        ----        --------
Richard P. Chapman, Jr.                         62         President and Chief Executive Officer
Charles H. Peck                                 56         Executive Vice President
Paul R. Bechet                                  55         Senior Vice President and Chief Financial Officer
Susan M. Ginns                                  52         Senior Vice President and Treasurer
George C. Caner, Jr.                            71         Clerk

----------------
*As of August 31, 1997

(c)      Biographical Information

         Directors of the Company

         Oliver F. Ames has served as a Trustee of the Bank since 1973 and a member of the Board of Investment of the Bank since 1974. Mr. Ames serves on the board of directors of a number of civic and charitable organizations. From 1962 through 1970, Mr. Ames served as a State Senator.

         Dennis S. Aronowitz has served as a Trustee of the Bank since 1991. In 1996, Mr. Aronowitz, an attorney, retired from Boston University where he served on the faculty of the Law School since 1967 and was Director of the Banking Law Center and Graduate Banking Law programs. He also is a trustee of a number of John Hancock mutual funds.

         George C. Caner, Jr. has served as a Trustee of the Bank since 1966 and also serves as the Clerk of the Bank. Mr. Caner is an attorney at the law firm of Ropes & Gray, where he was a partner from 1965 through 1996. Mr. Caner currently is Of Counsel at the firm.

         David C. Chapin has served as a Trustee of the Bank since 1989. Mr. Chapin is President of Cameron Properties, a real estate investment, property appraisal and management company, and has served in that capacity since 1975.

         Richard P. Chapman, Jr. has served as a Trustee of the Bank since 1972 and has also served as President of the Bank since 1973 and Chief Executive Officer since 1975. Mr. Chapman is also a trustee of a number of John Hancock mutual funds, a director of Lumber Insurance Cos. and a trustee of Northeastern University.

         William G. Coughlin has served as a Trustee of the Bank since 1976 and became a member of the Board of Investment in 1997. Mr. Coughlin is a private investor in commercial real estate.

         John L. Hall, II has served as a Trustee of the Bank since 1983. Mr. Hall is President of Hall Properties, Inc., a real estate investment, management and development company, and has served in that capacity since 1989.

         Charles H. Peck has served as a Trustee of the Bank since 1995. Mr. Peck also is an Executive Vice President of the Bank and has served as the Senior Loan Officer of the Bank since 1970.

         Hollis W. Plimpton, Jr. has served as a Trustee of the Bank since 1974. Reverend Plimpton is Rector of St. George's Anglican Church.

         Edward D. Rowley has been a Trustee of the Bank since 1966 and also serves as the Assistant Clerk of the Bank. Prior to his retirement, Mr. Rowley was associated with a retail merchandising firm and served in an administrative position at the Harvard Business School.

         Joseph J. Slotnik has served as a Trustee of the Bank since 1970 and a member of the Board of Investment since 1974. Mr. Slotnik is a private investor and previously was managing partner of the Boston office of a brokerage and investment firm.

         William V. Tripp, III has served as a Trustee since 1975. Mr. Tripp is an attorney and partner at Sherburne, Powers and Needham, P.C., and has been with that firm since 1968.

         Rosamond B. Vaule has served as a Trustee of the Bank since 1989. Ms. Vaule is active in volunteer work for various educational and charitable organizations.

         Peter O. Wilde has served as a Trustee of the Bank since 1993. In 1997, Mr. Wilde became Managing Director of Beckwith Bemis Incorporated, a coatings and finishing company. Previously, he was Vice President of Finance and Administration at Ran Demo, Inc., a materials technology company, and served in that position since 1991.

         Franklin Wyman, Jr. has served as a Trustee of the Bank since 1974 and became a member of the Board of Investment in 1979. Mr. Wyman is Chairman and Treasurer of O'Conor, Wright, Wyman, Inc., a consulting firm providing advisory services in mergers and acquisitions, where he has been since 1984. He is also a director of Unitil Corporation, an electric utility company in New Hampshire, and a director of Fitchburg Gas & Electric Company.

         Executive Officers of the Company Who Are Not Directors

         Susan M. Ginns is Senior Vice President and Treasurer of the Bank, a position she has held since 1987. Her primary areas of responsibility include retail banking, marketing and personnel.

         Paul R. Bechet is Senior Vice President and Chief Financial Officer of the Bank, a position he has held since June 1997. Mr. Bechet is a certified public accountant who, prior to joining the Bank, was a partner at KPMG Peat Marwick LLP since 1972. His primary areas of responsibility include financial reporting and risk management.

ITEM 2.  PROPERTIES

         The Company conducts its business through its office at 160 Washington Street, Brookline, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings, claims or lawsuits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         (a) The common stock of the Company is quoted on the Nasdaq National Market under the symbol "BRKL". As of December 31, 1997, the date for which this report is filed, there had been no trading in the common stock of the Company.

         (b) The effective date of the Securities Act registration statement for which use of proceeds information is being disclosed herein was January 12, 1998; the commission file number assigned to the registration statement was 333-40471.

         The offering commenced on or about January 28, 1998 and continued through March 3, 1998. The offering was managed on a best efforts basis by Ryan Beck & Co., Inc., as marketing agent. The securities registered were the common stock, par value $.01 per share, of the Company. In the registration statement, 15,539,050 shares of such common stock were registered at an aggregate price of $155,390,500. In the offering, 29,095,000 shares of common stock were issued, of which 13,674,650 shares were sold to the public at an aggregate purchase price of $136,746,500, and 15,420,350 shares were issued to Brookline Bancorp, MHC, the mutual holding company formed in the reorganization. In that the effective date of the registration statement was subsequent to December 31, 1997, the ending date of the reporting period for this report, the amount of expenses incurred and the amount of net offering proceeds will be reported in the Company's next periodic report filed pursuant to section 13(a) and 15(b) of the Securities Exchange Act of 1934. However, the final expenses of the reorganization and offering are not expected to exceed $2.2 million.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS

         Not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         See Item 1. "Directors and Executive Officers of the Registrant" for information concerning the Company's directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         See Item 1. for information concerning executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Not applicable.

ITEM 13. CERTAIN TRANSACTIONS

         Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(3)   Exhibits

                  99.1 Consolidated Financial Statements of Brookline Savings Bank and subsidiaries as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, with Report of Independent Certified Public Accountants, along with management's discussion and analysis of such Consolidated Financial Statements.

         (b)      Reports on Form 8-K:

                  The Registrant filed no Current Report on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BROOKLINE BANCORP, INC.



Date:  March 27, 1998                 By: /s/ Richard P. Chapman, Jr.
                                          -------------------------------------
                                          Richard P. Chapman, Jr.
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Richard P. Chapman, Jr.                         By:  /s/ Paul R. Bechet
     ----------------------------------------------           --------------------------------------------
     Richard P. Chapman, Jr., President, Chief                Paul R. Bechet, Treasurer
       Executive Officer and Director                         (Principal Financial and Accounting Officer)
     (Principal Executive Officer)


Date:  March 27, 1998                                    Date:  March 27, 1998


By:  /s/ Oliver F. Ames                                  By:  /s/ Charles H. Peck
     ---------------------------------------                  ---------------------------------------
     Oliver F. Ames, Director                                 Charles H. Peck, Director


By:  /s/ Dennis S. Aronowitz                             By:  /s/ Hollis W. Plimpton, Jr.
     ---------------------------------------                  ---------------------------------------
     Dennis S. Aronowitz, Director                            Hollis W. Plimpton, Jr., Director


By:  /s/ George C. Caner, Jr.                            By:  /s/ Edward D. Rowley
     ---------------------------------------                  ---------------------------------------
     George C. Caner, Jr., Director                           Edward D. Rowley, Director


By:  /s/ David C. Chapin                                 By:  /s/ Joseph J. Slotnik
     ---------------------------------------                  ---------------------------------------
     David C. Chapin, Director                                Joseph J. Slotnik, Director


By:  /s/ Richard P. Chapman, Jr.                         By:  /s/ William V. Tripp, III
     ---------------------------------------                  ---------------------------------------
     Richard P. Chapman, Jr., Director                        William V. Tripp, III, Director


By:  /s/ William G. Coughlin                             By:  /s/ Rosamond B. Vaule
     ---------------------------------------                  ---------------------------------------
     William G. Coughlin, Director                            Rosamond B. Vaule, Director


By:  /s/ John L. Hall, II                                By:  /s/ Peter O. Wilde
     ---------------------------------------                  ---------------------------------------
     John L. Hall, II, Director                               Peter O. Wilde, Director


                                                         By:  /s/ Franklin Wyman, Jr.
                                                              ---------------------------------------
                                                              Franklin Wyman, Jr., Director