Form 10-Q
period 1998-03-31
BROOKLINE BANCORP INC
filed 1998-05-08
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                         Commission file number 0-23695


                             Brookline Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


     Massachusetts                                              04-3402944
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

160 Washington Street, Brookline, MA                               02147
(Address of principal executive offices)                        (Zip Code)


                                 (617) 730-3500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES         NO   X
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value - 29,095,000 shares outstanding as of May 8, 1998.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      Index
                                      -----


Part I         Financial Information                                              Page
------         ---------------------                                              ----
Item 1.        Financial Statements

               Consolidated Balance Sheets
               as of March 31, 1998 and December 31, 1997                            1

               Consolidated Statements of Income for the three
               months ended March 31, 1998 and 1997                                  2

               Consolidated Statements of Comprehensive Income for
               the three months ended March 31, 1998 and 1997                        3

               Consolidated Statements of Changes in Stockholders'
               Equity for the three months ended March 31, 1998 and 1997             4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                                  5

               Notes to Consolidated Financial Statements                            7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            10

Part II        Other Information
-------        -----------------

Item 1.        Legal Proceedings                                                    14

Item 2.        Changes in Securities                                                15

Item 3.        Defaults upon Senior Securities                                      15

Item 4.        Submission of Matters to a Vote of Security Holders                  15

Item 5.        Other Information                                                    15

Item 6.        Exhibits and Reports on Form 8-K                                     15

               Signature Page                                                       16

Part I -  Financial Information
Item 1.   Financial Statements


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                March 31,        December 31,
                                                                                  1998               1997
                                                                               -----------       ------------
                                                                               (unaudited)
                     Assets
Cash and due from banks...............................................           $   8,499        $    8,843
Short-term investments................................................              41,204            11,670
Securities available for sale.........................................             145,227           117,637
Securities held to maturity (market value of $78,357
  and $65,600, respectively)..........................................              78,266            65,444
Restricted equity securities..........................................               3,755             3,721
Loans.................................................................             542,496           496,412
Allowance for loan losses.............................................             (12,464)          (12,463)
                                                                                 ----------       ----------
     Net loans........................................................             530,032           483,949
                                                                                 ---------        ----------
Accrued interest receivable...........................................               6,199             5,240
Bank premises and equipment, net......................................               1,299             1,361
Other real estate owned, net..........................................               2,333             2,373
Other assets..........................................................                 388               881
                                                                                 ---------        ----------
     Total assets.....................................................           $ 817,202        $  701,119
                                                                                 =========        ==========

     Liabilities and Stockholders' Equity
Deposits..............................................................           $ 469,853        $  482,304
Borrowed funds........................................................              62,015            69,265
Mortgagors' escrow accounts...........................................               3,365             2,896
Income taxes payable..................................................               2,144             5,901
Deferred income tax liability, net....................................               2,974             2,041
Accrued expenses and other liabilities................................               5,388             5,955
                                                                                 ---------        ----------
     Total liabilities................................................             545,739           568,362
                                                                                 ---------        ----------


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued.......................................................                  --                --
  Common stock, $.01 par value; 45,000,000 shares authorized,
    29,095,000 shares issued and outstanding..........................                 291                --
  Additional paid-in capital..........................................             134,406                --
  Retained earnings, substantially restricted.........................             122,788           119,018
  Accumulated other comprehensive income..............................              15,372            13,739
  Common stock acquired by the ESOP - 85,000 shares                                 (1,394)               --
                                                                                 ---------        ----------
     Total stockholders' equity.......................................             271,463           132,757
                                                                                 ---------        ----------
     Total liabilities and stockholders' equity.......................           $ 817,202        $  701,119
                                                                                 =========        ==========


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)


                                                                                     Three months ended
                                                                                          March 31,
                                                                                 ------------------------
                                                                                   1998              1997
                                                                                 --------         ---------
                                                                                         (unaudited)
Interest income:
  Loans................................................................          $ 11,117          $ 11,433
  Debt securities......................................................             2,540             2,025
  Marketable equity securities.........................................               181               170
  Restricted equity securities.........................................                56                51
  Short-term investments...............................................               462               200
                                                                                 --------          --------
     Total interest income.............................................            14,356            13,879
                                                                                 --------          --------

Interest expense:
  Deposits.............................................................             5,638             5,347
  Borrowed funds.......................................................             1,052               989
                                                                                 --------          --------
     Total interest expense ...........................................             6,690             6,336
                                                                                 --------          --------
Net interest income....................................................             7,666             7,543
Provision for loan losses..............................................                --                --
                                                                                 --------          --------
     Net interest income after provision for loan losses...............             7,666             7,543
                                                                                 --------          --------
Non-interest income:
  Fees and charges.....................................................               282               147
  Gains on sales of securities, net....................................                 8                 4
  Other real estate owned income, net..................................                49                53
  Other income.........................................................                 3                 4
                                                                                 --------          --------
     Total non-interest income.........................................               342               208
                                                                                 --------          --------

Non-interest expense:
  Compensation and employee benefits...................................             1,294             1,288
  Occupancy............................................................               193               166
  Equipment and data processing........................................               283               293
  Other................................................................               355               411
                                                                                 --------          --------
     Total non-interest expense........................................             2,125             2,158
                                                                                 --------          --------

Income before income taxes.............................................             5,883             5,593
Provision for income taxes.............................................             2,113             2,000
                                                                                 --------          --------
     Net income........................................................          $  3,770          $  3,593
                                                                                 ========          ========


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)


                                                                                     Three months ended
                                                                                          March 31,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 --------         --------
                                                                                         (unaudited)
Net income.............................................................          $  3,770         $  3,593
                                                                                 --------         --------

Other comprehensive income, net of taxes:
  Unrealized holding gains arising during the period,
     net of income tax expense (benefit) of $951 and $(18) ............             1,638               20

  Less reclassification adjustment for
     gains included in net income, net of income tax
        expense of $3 and $2...........................................                (5)              (2)
                                                                                 --------         --------
          Total other comprehensive income.............................             1,633               18
                                                                                 --------         --------

Comprehensive income...................................................          $  5,403         $  3,611
                                                                                 ========         ========



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                   Three months ended March 31, 1998 and 1997
                             (Dollars in thousands)


                                                                                 Accumulated      Common
                                                   Additional                      other           stock           Total
                                        Common      paid-in       Retained      comprehensive     acquired      stockholders'
                                        stock       capital       earnings         income         by ESOP          equity
                                        -----       -------       --------         ------         -------          ------
Balance at December 31, 1996........  $    --     $      --      $ 105,287        $  8,660        $     --        $ 113,947

Net income..........................       --            --          3,593              --              --            3,593

Unrealized gain on securities
  available for sale, net of
  reclassification adjustment.......       --            --             --              18              --               18
                                      -------     ---------      ---------        --------        --------        ---------

Balance at March 31, 1997...........  $    --     $      --      $ 108,880        $  8,678        $     --        $ 117,558
                                      =======     =========      =========        ========        =========       =========


Balance at December 31, 1997........  $    --     $      --      $ 119,018        $ 13,739        $     --        $ 132,757

Net income..........................       --            --          3,770              --              --            3,770

Unrealized gain on securities
  available for sale, net of
  reclassification adjustment.......       --            --             --           1,633              --            1,633

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares)              291       134,406             --              --              --          134,697

Common stock acquired by
   the ESOP (85,000 shares)                --            --             --              --          (1,394)          (1,394)
                                      -------     ---------      ---------        --------        ---------       ----------

Balance at March 31, 1998...........  $   291     $ 134,406      $ 122,788        $ 15,372        $ (1,394)       $ 271,463
                                      =======     =========      =========        ========        =========       ==========



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                     Three months ended
                                                                                          March 31,
                                                                                 ------------------------
                                                                                   1998              1997
                                                                                 --------         -------
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income...........................................................          $  3,770         $   3,593
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization....................................               113               111
      Amortization, net of accretion, of securities premiums
        and discounts..................................................               179               106
      Accretion of deferred loan origination fees
        and unearned discounts.........................................               (91)             (404)
      Net gains from sales of securities...............................                (8)               (4)
      Net gains from sales of other real estate owned..................                (3)               --
      Deferred income taxes............................................               (24)             (163)
      (Increase) decrease in:
        Accrued interest receivable....................................              (959)             (115)
        Other assets...................................................               493               (11)
      Increase (decrease) in:
        Income taxes payable...........................................            (3,757)            1,408
        Accrued expenses and other liabilities.........................              (567)              186
                                                                                 --------         ---------
          Net cash provided by (used in) operating activities..........              (854)            4,707
                                                                                 --------         ---------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......               500                 6
  Proceeds from redemptions and maturities of securities
    available for sale.................................................            11,735             6,108
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................             3,586            13,093
  Purchase of securities available for sale............................           (37,293)           (8,960)
  Purchase of securities held to maturity..............................           (16,521)          (12,479)
  Purchase of Federal Home Loan Bank of Boston stock...................               (34)              (13)
  Net increase in loans................................................            (8,492)          (11,280)
 Purchase of bank premises and equipment...............................               (43)             (129)
  Capital expenditures on other real estate owned......................                --               (10)
  Proceeds from sales of other real estate owned.......................                35                35
                                                                                 --------         ---------
          Net cash used for investing activities.......................           (46,527)          (13,629)
                                                                                 --------         ---------


                                                                                                 (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - (Continued)
                                 (In thousands)


                                                                                     Three months ended
                                                                                          March 31,
                                                                                 ------------------------
                                                                                   1998              1997
                                                                                 --------         -------
                                                                                         (unaudited)
Cash flows from financing activities:
  Increase (decrease) in demand deposits and NOW, savings and
    money market savings accounts......................................         $  (3,810)        $   1,197
  Increase (decrease) in certificates of deposit.......................            (8,641)            1,010
  Proceeds from Federal Home Loan Bank of Boston advances..............               750             6,000
  Repayment of Federal Home Loan Bank of Boston advances...............            (8,000)           (1,750)
  Increase in mortgagors' escrow accounts..............................               469               249
  Proceeds from issuance of common stock...............................           134,697                --
  Purchase of shares of common stock by the ESOP.......................            (1,394)               --
                                                                                ---------         ---------
        Net cash provided by financing activities......................           114,071             6,706
                                                                                ---------         ---------


Net increase (decrease) in cash and cash equivalents...................            66,690            (2,216)
Cash and cash equivalents at beginning of period.......................            44,513            79,285
                                                                                ---------         ---------
Cash and cash equivalents at end of period.............................         $ 112,203         $  77,069
                                                                                =========         =========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowed funds............................         $   6,722         $   6,318
    Income taxes.......................................................             5,892               885



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)     Reorganization and Stock Offering (Dollars in Thousands)
        --------------------------------------------------------

        Brookline Bancorp, Inc. (the "Company") is a Massachusetts corporation that was organized in November 1997 at the direction of the Board of Trustees of Brookline Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. Prior to that date, the Company had no assets or liabilities. The reorganization has been accounted for as an "as if" pooling with assets and liabilities recorded at historical cost.

        Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) are estimated to have aggregated $2,050 and have been deducted to arrive at net proceeds of $134,697 from the Offering. This amount will be adjusted upon final receipt of all invoices related to Offering costs. The Company contributed 50% of the net proceeds of the Offering, or $67,348, to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to fund a $1,394 loan to the Bank's employee stock ownership plan and acquire short-term investments.

        As part of the Offering, the Bank established a liquidation account equal to $58,924 for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at the Bank after the Offering. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder would be entitled to receive balances for qualifying deposits then held.

        The Company and the Bank may not declare or pay dividends on and the Company may not repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the required liquidation account balance or minimum regulatory capital levels.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


(3)     Employee Stock Ownership Plan (Dollars in Thousands)
        ----------------------------------------------------

        On March 19, 1998, the Bank established an employee stock ownership plan (the "ESOP"). All employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP is authorized to purchase up to 4% of the common stock sold in the Offering, or 546,986 shares, in the open market and to borrow up to $7,500 from the Company to finance the purchase of such shares. The loan is payable in quarterly installments over 30 years and bears interest at 8.50% per annum.
        The loan can be prepaid without penalty. Loan payments are to be funded by cash contributions from the Bank and dividends on Company stock held by the ESOP.

        As of March 31, 1998, the ESOP borrowed $1,394 from the Company to purchase 85,000 shares of common stock in the open market. No allocation of shares to employees has been made nor have vesting conditions yet been established. Accordingly, there was no ESOP expense for the three months ended March 31, 1998.

(4)     Earnings per Share
        ------------------

        Earnings per share data is not presented as the Company completed its Offering on March 24, 1998 and, accordingly, such data is not deemed meaningful.

(5)     Other Comprehensive Income (Dollars in Thousands)
        -------------------------------------------------

        The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise
        (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate financial statement, in which the components of comprehensive income are displayed net of income taxes.

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 1998 and December 31, 1997, such taxes amounted to $9,258 and $8,301, respectively.

(6)     Operating Segments
        ------------------

        The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), effective January 1, 1998. This Statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


        its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

(7)     Commitments
        -----------

        At March 31, 1998, the Company had outstanding commitments to originate loans of $48.0 million, $39.5 million of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $9.9 million, $8.6 million of which were equity lines of credit.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

     Brookline Bancorp, Inc. (the "Company") was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (the "Bank") upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC, a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. See note 2 to the unaudited consolidated financial statements for further information about the reorganization and the Offering.

     Prior to March 24, 1998, the Company had no assets or liabilities. Its principal activities since that date through March 31, 1998 have been to complete the Offering, acquire all of the capital stock of the Bank, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire short-term investments and fund a $1.4 million loan to the Bank's employee stock ownership plan.

     The reorganization has been accounted for as an "as if" pooling with assets and liabilities recorded at historical cost. The unaudited consolidated financial statements as of and for the three months ended March 31, 1998 and 1997 include the accounts of the Company, the Bank and the Bank's subsidiaries.

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

Comparison of Financial Condition at March 31, 1998 and December 31, 1997

     Total assets increased by $116.1 million, or 16.6%, from $701.1 million at December 31, 1997 to $817.2 million at March 31, 1998. The increase was attributable to the completion of the Company's Offering on March 24, 1998. Net proceeds from the Offering amounted to $134.7 million. Certain subscribers to the Offering paid for their shares by authorizing withdrawals from deposit account balances maintained at the Bank. This was the primary reason for the $12.4 million decline in deposits from $482.3 million at December 31, 1997 to $469.9 million at March 31, 1998.

     The net proceeds of the Offering were used primarily to acquire short-term investments (including commercial loan participations), debt obligations maturing in three years or less, and 85,000 shares of the Company's common stock for the Bank's employee stock ownership plan at an aggregate cost of $1.4 million. Commercial loan participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. The participations generally mature between one day and three months. The Bank views such participations as an alternative investment to slightly lower yielding short-term investments. Commercial loan participations amounted to $61.5 million at March 31, 1998 and $24.0 million at December 31, 1997.

     Excluding commercial loan participations, the loan portfolio increased by $8.6 million, or 1.9%, from $459.9 million at December 31, 1997 to $468.5 million at March 31, 1998. The net increase resulted primarily from changes in the commercial real estate, multi-family and construction mortgage loan portfolios. Commercial real estate mortgage loans increased by $13.3 million to $162.8 million, multi-family mortgage loans decreased by $4.1 million to $215.8 million and construction mortgage loans increased by $2.3 million to $14.9 million during the three month period.

     Stockholders' equity increased from $132.8 million, or 18.9% of total assets, at December 31, 1997 to $271.5 million, or 33.2% of total assets, at March 31, 1998. The increase resulted from receipt of the net proceeds from the Offering, net income earned and changes in other comprehensive income during the three months ended March 31, 1998.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

     The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:


                                                                        March 31,         December 31,
                                                                          1998                1997
                                                                      -----------         ------------
                                                                         (Dollars in thousands)

         Non-accrual loans:
           Mortgage loans:
             One-to-four family                                        $      96           $     230
             Commercial                                                      300                 522
             Home equity                                                      52                  51
                                                                       ---------           ---------
               Total non-accrual loans                                       448                 803

         Other real estate owned, net of allowance
           for losses of $186 and $186, respectively                       2,333               2,373
                                                                       ---------           ---------
               Total non-performing assets                             $   2,781           $   3,176
                                                                       =========           =========

         Restructured loans                                            $   2,287           $   2,287
                                                                       =========           =========

         Allowance for loan losses                                     $  12,464           $  12,463
                                                                       =========           =========


         Allowance for loan losses as a percent
           of total loans                                                   2.30%               2.51%
         Allowance for loan losses as a percent
           of total loans, excluding commercial
           participation loans                                              2.59                2.64
         Non-accrual loans as a percent of total loans                      0.08                0.16
         Non-performing assets as a percent of
           total assets                                                     0.34                0.45


     During the three months ended March 31, 1998, there were no loan charge-offs and $1,000 in recoveries of loans previously charged off.

     While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Bank's loan portfolio at this time, no assurances can be given that the level of the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

General

     Operating results are primarily dependent on the Bank's net interest income, which is the difference between the interest earned on the Bank's loan and investment securities portfolio and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as fees and sales of investment securities or other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

     Net income for the three months ended March 31, 1998 was $3.8 million compared to $3.6 million for the three months ended March 31, 1997, an increase of 4.9%. The 1997 period included $908,000 of interest income collected from a borrower whose loans were on non-accrual and which related to interest earned in periods prior to 1997. Excluding this revenue, the increase in net income in the 1998 first quarter compared to the 1997 first quarter would have been $700,000, or 22.8%. This level of increase resulted primarily from the investment of the stock subscriptions and net proceeds of the Offering during and subsequent to the stock subscription period.

Interest Income

     Excluding the effect of the $908,000 of interest income referred to in the preceding paragraph, interest income on loans increased from $10.5 million for the three months ended March 31, 1997 to $11.1 million for the three months ended March 31, 1998, or 5.6%. This rate of increase was less than the 9.3% rate of growth in average loans outstanding (exclusive of commercial participation loans) and resulted from a decline in the average yields on such loans from 9.00% in the 1997 period to 8.87% in the 1998 period.

     The reduction in loan yield is a reflection of the declining interest rate environment of the past year. That environment has prompted some multi-family and commercial real estate borrowers to exercise their options to convert their loans to a fixed-rate basis for several years. Additionally, many new adjustable-rate loans are being priced at inception on a two to seven year fixed-rate basis. If interest rates increase during the fixed rate phase of these loans, net interest income could be negatively affected. If current market conditions continue, management believes that the Bank's interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowed funds) will decline. The Bank's Asset/Liability Committee, comprised of senior management, is monitoring this situation.

     Interest income from investment securities and short-term investments increased from $2.4 million for the three months ended March 31, 1997 to $3.2 million for the three months ended March 31, 1998. The increase resulted primarily from investment of the stock subscriptions and net proceeds of the Offering.

Interest Expense

     Interest expense increased 5.6% from $6.3 million to $6.7 million for the three month periods ended March 31, 1997 and 1998, respectively. Most of the increase resulted from payment of interest on stock subscriptions from the Offering between the date of receipt of such proceeds and the completion date of the Offering. The annual rate paid on funds received not credited directly to existing deposit accounts was 2.50%.

Non-Interest Income

     Non-interest income was $342,000 for the three months ended March 31, 1998 compared to $208,000 for the three months ended March 31, 1997 primarily as a result of a $108,000 increase in loan prepayment fees.

Non-Interest Expense

     Non-interest expense declined by $33,000, or 1.5%, from $2.2 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. Compensation and employee benefits were about the same in both periods as higher costs resulting from salary increases and additional personnel were offset by lower supplemental executive retirement costs. The increase in occupancy expense resulted primarily from branch lease renewals. The decline in other expenses resulted primarily from lower professional fees. In the first quarter of 1997, professional fees were higher as a result of the formation of a real estate investment trust subsidiary.

Income Taxes

     The effective rate of income tax expense was 35.9% for the three months ended March 31, 1998 compared to 35.8% for the three months ended March 31, 1997. Creation of the real estate investment trust subsidiary in 1997 and continued utilization of a securities investment subsidiary enabled the Company to achieve a low rate of state income tax expense.

Asset/Liability Management

     The Bank's Asset/Liability Committee is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Bank's operating results, the Bank's interest rate risk position and the effect changes in interest rates would have on the Bank's net interest income.

     Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. At March 31, 1998, interest-earning assets maturing or repricing within one year amounted to $420.7 million and interest-bearing liabilities maturing or repricing within one year amounted to $416.2 million resulting in a cumulative one-year positive gap position of $4.5 million, or 0.5% of total assets.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans and debt securities and borrowings from the Federal Home Loan Bank of Boston (the "FHLB"). In March 1998, $134.7 million of net proceeds from the Offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

     During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Bank will retain a large portion of its existing deposit base.

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the three months ended March 31, 1998, the Bank repaid advances of $8.0 million and obtained new advances of $750,000. Total advances outstanding at March 31, 1998 amounted to $62.0 million.

     The Bank's most liquid assets are cash and due from banks, short-term investments, debt securities and commercial loan participations that generally mature within 90 days. At March 31, 1998, such assets amounted to $124.7 million, or 15.3% of total assets.

     At March 31, 1998, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $256.1 million, or 34.8% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

Year 2000 ("Y2K") Compliance

     The Company is addressing the Y2K issue as it affects all of its software, hardware and other systems to insure the Company is Y2K compliant. The Y2K issue could impact any computer or other date sensitive systems that store dates using a two digit year format. These systems may recognize the year "00" as 1900, not 2000. This could produce miscalculations, generate erroneous data or even cause a system to fail.

     The Company has identified and categorized all software, hardware and other systems as to their business significance and critical nature. All material data processing of the Company that could be affected by the Y2K issue is provided by third parties. The Company has contacted such third parties and received responses from them regarding their plans to become Y2K compliant. Management is monitoring the compliance efforts of such third parties and expects to conduct tests of critical software, hardware and other systems for Y2K compliance during 1998 and 1999.

     Since the Company outsources all of its major data processing systems, it is vulnerable to the failure of those third parties to remediate their own Y2K issue. There can be no assurance that third party systems on which the Company's systems rely will be timely remediated.

     The Company expects to incur some costs through 1998 and 1999 to become Y2K compliant. It does not expect such costs to be material to the operating expenses of the Company. Most of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.


Part II - Other Information

Item 1.  Legal Proceedings

     The Company and its subsidiaries are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company. Management believes the results of any current litigation would be immaterial to the consolidated financial condition or results of operations of the Company.

Item 2.  Changes in Securities

     The Company was organized in November 1997 at the direction of the Board of Trustees of the Bank for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998.

     Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) are estimated to have aggregated $2.1 million and have been deducted to arrive at net proceeds of $134.7 million from the Offering. This amount will be adjusted upon final receipt of all invoices related to Offering costs. The Company contributed 50% of the net proceeds of the Offering, or $67.3 million, to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to acquire short-term investments and fund a $1.4 million loan to the Bank's employee stock ownership plan.

Item 3.  Default Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     All required exhibits are included in Part I under Financial Statements (Unaudited) and Management's Discussion and Analysis of Operations, and are incorporated by reference, herein.

     There were no reports filed on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                               BROOKLINE BANCORP, INC.




Date:  May 8, 1998        By:  /s/ Richard P. Chapman, Jr.
                               ------------------------------------------
                               Richard P. Chapman, Jr.
                               President and Chief Executive Officer




Date:  May 8, 1998        By:  /s/ Paul R. Bechet
                               ------------------------------------------
                               Paul R. Bechet
                               Senior Vice President and Chief Financial Officer