Form 10-Q
period 1998-06-30
BROOKLINE BANCORP INC
filed 1998-07-29
CIK 1049782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission file number 0-23695


                             Brookline Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


        Massachusetts                                        04-3402944
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

160 Washington Street, Brookline, MA                         02447-0469
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
 YES X   NO
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value - 29,095,000 shares outstanding as of July 29, 1998.


================================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      Index
                                      -----

Part I               Financial Information                                                  Page
------               ---------------------                                                  ----
Item 1.              Financial Statements

                     Consolidated Balance Sheets
                     as of June 30, 1998 and December 31, 1997                                  1

                     Consolidated Statements of Income for the three
                     months and six months ended June 30, 1998 and 1997                         2

                     Consolidated Statements of Comprehensive Income for
                     the three months and six months ended June 30, 1998 and 1997               3

                     Consolidated Statements of Changes in Stockholders'
                     Equity for the six months ended June 30, 1998 and 1997                     4

                     Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1998 and 1997                                        5

                     Notes to Consolidated Financial Statements                                 7

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                 10

Part II              Other Information
-------              -----------------

Item 1.              Legal Proceedings                                                         16

Item 2.              Changes in Securities                                                     17

Item 3.              Defaults upon Senior Securities                                           17

Item 4.              Submission of Matters to a Vote of Security Holders                       17

Item 5.              Other Information                                                         17

Item 6.              Exhibits and Reports on Form 8-K                                          17

                     Signature Page                                                            18

Part I -  Financial Information
Item 1.   Financial Statements

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                 June 30,       December 31,
                                                                                   1998              1997
                                                                              --------------    ------------
                                                                               (unaudited)
                                    Assets
                                    ------
Cash and due from banks...............................................          $    6,261       $     8,843
Short-term investments................................................              54,890            11,670
Securities available for sale.........................................             148,827           117,637
Securities held to maturity (market value of $94,444
  and $65,600, respectively)..........................................              94,324            65,444
Restricted equity securities..........................................               4,279             3,721
Loans.................................................................             529,341           496,412
Allowance for loan losses.............................................             (12,566)          (12,463)
                                                                                 ---------        ----------
     Net loans........................................................             516,775           483,949
                                                                                 ---------        ----------
Accrued interest receivable...........................................               5,986             5,240
Bank premises and equipment, net......................................               1,225             1,361
Other real estate owned, net..........................................               2,305             2,373
Other assets..........................................................                 457               881
                                                                                 ---------        ----------
     Total assets.....................................................           $ 835,329        $  701,119
                                                                                 =========        ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Deposits..............................................................           $ 467,465        $  482,304
Borrowed funds........................................................              78,415            69,265
Mortgagors' escrow accounts...........................................               3,034             2,896
Income taxes payable..................................................               2,726             5,901
Deferred income tax liability, net....................................               2,435             2,041
Accrued expenses and other liabilities................................               5,716             5,955
                                                                                 ---------        ----------
     Total liabilities................................................             559,791           568,362
                                                                                 ---------        ----------


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued.......................................................                  --                --
  Common stock, $.01 par value; 45,000,000 shares authorized,
    29,095,000 shares issued and outstanding..........................                 291                --
  Additional paid-in capital..........................................             134,531                --
  Retained earnings, substantially restricted.........................             127,931           119,018
  Accumulated other comprehensive income..............................              14,661            13,739
  Unallocated common stock held by ESOP - 115,975 shares
    and none, respectively............................................              (1,876)               --
                                                                                 ---------        ----------
     Total stockholders' equity.......................................             275,538           132,757
                                                                                 ---------        ----------
     Total liabilities and stockholders' equity.......................           $ 835,329        $  701,119
                                                                                 =========        ==========

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                                Three months ended           Six months ended
                                                                     June 30,                    June 30,
                                                             ------------------------    ----------------------
                                                               1998            1997         1998         1997
                                                             ---------      ---------    ---------    ---------
                                                                                  (unaudited)
Interest income:
  Loans, excluding money market participation loans........  $  10,582      $   9,971    $  21,112       $  20,648
  Money market participation loans.........................        738            739        1,325           1,495
  Debt securities..........................................      3,020          2,208        5,560           4,233
  Marketable equity securities.............................        171            181          352             351
  Restricted equity securities.............................         59             52          115             103
  Short-term investments...................................        649            118        1,111             318
                                                             ---------      ---------    ---------       ---------
     Total interest income.................................     15,219         13,269       29,575          27,148
                                                             ---------      ---------    ---------       ---------

Interest expense:
  Deposits.................................................      5,136          5,423       10,774          10,770
  Borrowed funds...........................................      1,138          1,051        2,190           2,040
                                                             ---------      ---------    ---------       ---------
     Total interest expense ...............................      6,274          6,474       12,964          12,810
                                                             ---------      ---------    ---------       ---------
Net interest income........................................      8,945          6,795       16,611          14,338
Provision for loan losses..................................        100             --          100              --
                                                             ---------      ---------    ---------       ---------
     Net interest income after provision for loan losses...      8,845          6,795       16,511          14,338
                                                             ---------      ---------    ---------       ---------
Non-interest income:
  Fees and charges.........................................        305            241          587             388
  Gains on sales of securities, net........................      1,238             70        1,246              74
  Other real estate owned income, net......................         52             67          101             120
  Other income.............................................          5             65            8              69
                                                             ---------      ---------    ---------       ---------
     Total non-interest income.............................      1,600            443        1,942             651
                                                             ---------      ---------    ---------       ---------

Non-interest expense:
  Compensation and employee benefits.......................      1,447          1,282        2,741           2,570
  Occupancy................................................        165            176          358             342
  Equipment and data processing............................        313            293          596             586
  Other....................................................        406            364          761             775
                                                             ---------      ---------    ---------       ---------
     Total non-interest expense............................      2,331          2,115        4,456           4,273
                                                             ---------      ---------    ---------       ---------

Income before income taxes.................................      8,114          5,123       13,997          10,716
Provision for income taxes.................................      2,971          1,752        5,084           3,752
                                                             ---------      ---------    ---------       ---------
     Net income............................................  $   5,143      $   3,371    $   8,913       $   6,964
                                                             =========      =========    =========       =========

Weighted average common shares
  outstanding during the period                             29,004,114
                                                            ==========

Earnings per common share                                      $  0.18
                                                               =======


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                                Three months ended          Six months ended
                                                                      June 30,                  June 30,
                                                             ------------------------    ----------------------
                                                               1998            1997         1998         1997
                                                             ---------      ---------    ---------     --------
                                                                                  (unaudited)


Net income.................................................  $   5,143      $   3,371    $   8,913       $   6,964
                                                             ---------      ---------    ---------       ---------

Other comprehensive income, net of taxes:
  Unrealized holding gains.................................         89          2,740        2,686           2,743
  Income tax expense (benefit).............................         32          1,053          991           1,036
                                                             ---------      ---------    ---------       ---------
        Net unrealized holding gains.......................         57          1,687        1,695           1,707
                                                             ---------      ---------    ---------       ---------

  Less reclassification adjustment for gains
   included in net income:
     Realized gains........................................      1,238             70        1,246              74
     Income tax expense....................................        470             24          473              26
                                                             ---------      ---------    ---------       ---------
        Net reclassification adjustment....................        768             46          773              48
                                                             ---------      ---------    ---------       ---------

        Total other comprehensive income...................       (711)         1,641          922           1,659
                                                             ---------      ---------    ---------       ---------

Comprehensive income.......................................  $   4,432      $   5,012    $   9,835       $   8,623
                                                             =========      =========    =========       =========




See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                     Six months ended June 30, 1998 and 1997
                             (Dollars in thousands)


                                                                                     Unallocated
                                                                        Accumulated     common
                                                Additional                 other         stock         Total
                                       Common    paid-in    Retained   comprehensive      held     stockholders'
                                       stock     capital    earnings      income        by ESOP       equity
                                       ------  ----------- ---------- -------------- ------------- -------------

Balance at December 31, 1996......... $    --   $     --    $105,287      $ 8,660      $     --      $113,947

Net income...........................      --         --       6,964           --            --         6,964

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment.......      --         --          --        1,659            --         1,659
                                      -------   --------    --------      -------      --------      --------

Balance at June 30, 1997............. $    --   $     --    $112,251      $10,319      $     --      $122,570
                                      =======   ========    ========      =======      ========      ========



Balance at December 31, 1997......... $    --   $     --    $119,018      $13,739      $     --      $132,757

Net income...........................      --         --       8,913           --            --         8,913

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment.......      --         --          --          922            --           922

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares).........     291    134,527          --           --            --       134,818

Common stock acquired by
   ESOP (122,500 shares).............      --         --          --           --        (1,981)       (1,981)

Common stock held by ESOP
   committed to be released
   (6,525 shares)                          --          4          --           --           105           109
                                      -------   --------    --------      -------      --------      ---------

Balance at June 30, 1998............. $   291   $134,531    $127,931      $14,661      $ (1,876)     $ 275,538
                                      =======   ========    ========      =======      =========     =========




See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                     Six months ended
                                                                                          June 30,
                                                                                 ------------------------
                                                                                   1998            1997
                                                                                 --------         -------
                                                                                         (unaudited)

Cash flows from operating activities:
  Net income...........................................................          $  8,913         $   6,964
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................               100                --
      Provision for losses on other real estate owned..................                --                --
      Provision for ESOP...............................................               109                --
      Depreciation and amortization....................................               234               218
      Amortization, net of accretion, of securities premiums
        and discounts..................................................               391               268
      Accretion of deferred loan origination fees
        and unearned discounts.........................................              (231)             (471)
      Net gains from sales of securities available for sale............            (1,246)              (74)
      Net gains from sales of other real estate owned..................                (3)               --
      Deferred income taxes............................................              (125)              (57)
      (Increase) decrease in:
        Accrued interest receivable....................................              (746)             (141)
        Other assets...................................................               424               154
      Increase (decrease) in:
        Income taxes payable...........................................            (3,175)            2,324
        Accrued expenses and other liabilities.........................              (239)              243
                                                                                 --------         ---------
          Net cash provided by operating activities....................             4,406             9,428
                                                                                 --------         ---------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......             2,449               110
  Proceeds from redemptions and maturities of securities
    available for sale.................................................            21,240            12,546
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................             6,739            16,164
  Purchase of securities available for sale............................           (52,320)          (20,124)
  Purchase of securities held to maturity..............................           (35,882)          (21,872)
  Purchase of Federal Home Loan Bank of Boston stock...................              (558)              (38)
  Net increase in loans................................................           (23,809)          (21,045)
  Proceeds from sales of participation in loans........................             1,739             1,198
  Purchase of bank premises and equipment..............................               (82)             (161)
  Capital expenditures on other real estate owned......................                --               (37)
  Proceeds from sales of other real estate owned.......................                55                32
                                                                                 --------         ---------
          Net cash used for investing activities.......................           (80,429)          (33,227)
                                                                                 --------         ---------

                                                                                                  (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - (Continued)
                                 (In thousands)

                                                                                     Six months ended
                                                                                          June 30,
                                                                                 ------------------------
                                                                                   1998              1997
                                                                                 --------         -------
                                                                                         (unaudited)

Cash flows from financing activities:
  Decrease in demand deposits and NOW, savings and
    money market savings accounts......................................         $  (2,072)        $    (970)
  Increase (decrease) in certificates of deposit.......................           (12,767)              377
  Proceeds from Federal Home Loan Bank of Boston advances..............            20,750            11,492
  Repayment of Federal Home Loan Bank of Boston advances...............           (11,600)           (6,742)
  Increase in mortgagors' escrow deposits..............................               138                70
  Net proceeds from issuance of common stock...........................           134,818                --
  Purchase of common stock for ESOP....................................            (1,981)               --
                                                                                ---------         ---------
        Net cash provided by financing activities......................           127,286             4,227
                                                                                ---------         ---------


Net increase (decrease) in cash and cash equivalents...................            51,263           (19,572)
Cash and cash equivalents at beginning of period.......................            44,513            79,285
                                                                                ---------         ---------

Cash and cash equivalents at end of period.............................         $  95,776         $  59,713
                                                                                =========         =========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on deposits and borrowed funds............................         $  12,931         $  12,799
    Income taxes.......................................................             8,383             1,614





See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

        Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1,929 and have been deducted to arrive at net proceeds of $134,818 from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to fund a loan to the Bank's employee stock ownership plan and acquire short-term investments.

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

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

(3)     Employee Stock Ownership Plan (Dollars in Thousands)
        ----------------------------------------------------

        On March 24, 1998, the Board of Directors of the Bank approved an employee stock ownership plan (the "ESOP"). All employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP is authorized to purchase up to 4% of the common stock sold in the Offering, or 546,986 shares, in the open market and to borrow up to $7,500 from the Company to finance the purchase of such shares. The loan is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are to be funded by cash contributions from the Bank and dividends on Company stock held by the ESOP.

        As of June 30, 1998, the ESOP borrowed $1,981 from the Company to purchase 122,500 shares of common stock in the open market. ESOP expense of $109 was provided for the six months ended June 30, 1998 in recognition of the 6,525 shares committed to be released as of that date.

(4)     Earnings per Share
        ------------------

        Earnings per share is based on the weighted average number of shares outstanding during the periods presented. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there is no dilution effect. Earnings per share is not presented for periods ending prior to April 1, 1998 since the Company completed its offering on March 24, 1998 and, accordingly, such data would not be meaningful.

               The weighted average shares outstanding for the three month period ended June 30, 1998 was calculated as follows:

                                                   Shares           Fraction         Weighted
             Dates Outstanding                   Outstanding        of period     Average shares
             -----------------                   -----------        ---------     --------------

        April 1 through June 30, 1998              29,095,000           100%          29,095,000
          less unallocated ESOP shares
          purchased during period                    (122,500)           77%             (94,148)

          ESOP shares committed to be
             released during period                     6,525            50%               3,262
                                                   ==========            ===
                                                                                      -----------
        Weighted average shares                                                       29,004,114
                                                                                      ===========

(5)     Other Comprehensive Income (Dollars in Thousands)
        -------------------------------------------------

        The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise
        (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

        additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate financial statement, in which the components of comprehensive income are displayed net of income taxes.

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 1998 and December 31, 1997, such taxes amounted to $8,819 and $8,301 respectively.

(6)     Operating Segments
        -------------------

        The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), effective January 1, 1998. This Statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

(7)     Commitments and SWAP Agreement
        ------------------------------

        At June 30, 1998, the Company had outstanding commitments to originate loans of $66.5 million, $48.7 million of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $9.9 million, $8.5 million of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5.0 million. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates.

(8)     Dividend Declaration
        ---------------------

        On July 16, 1998, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.05 per share of common stock to shareholders of record as of July 31, 1998 and payable as of August 14, 1998.

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

     Prior to March 24, 1998, the Company had no assets or liabilities. Its principal activities since that date through June 30, 1998 have been to complete the Offering, acquire all of the capital stock of the Bank, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire short-term investments and fund a loan to the Bank's employee stock ownership plan.

     The reorganization has been accounted for as an "as if" pooling with assets and liabilities recorded at historical cost. The unaudited consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiaries.

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

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

     Total assets increased by $134.2 million, or 19.1%, from $701.1 million at December 31, 1997 to $835.3 million at June 30, 1998. The increase is primarily attributable to the completion of the Company's Offering on March 24, 1998. Net proceeds from the Offering amounted to $134.8 million. Certain subscribers to the Offering paid for their shares by authorizing withdrawals from deposit account balances maintained at the Bank. This was the primary reason for the $14.8 million decline in deposits from $482.3 million at December 31, 1997 to $467.5 million at June 30, 1998.

     The net proceeds of the Offering were used primarily to acquire short-term investments (including money market loan participations), debt obligations maturing in three years or less, and 122,500 shares of the Company's common stock for the Bank's employee stock ownership plan at an aggregate cost of $2.0 million. Money market loan participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. The participations generally mature between one day and three months. The Bank views such participations as an alternative investment to slightly lower yielding short-term investments. Money market loan participations amounted to $34.6 million at June 30, 1998 and $24.0 million at December 31, 1997.

     Excluding money market loan participations, the loan portfolio increased by $22.3 million, or 4.7%, from $472.4 million at December 31, 1997 to $494.7 million at June 30, 1998. The net increase resulted primarily from changes in the commercial real estate, multi-family and construction mortgage loan portfolios. Commercial real estate mortgage loans increased by $17.5 million to $166.0 million, multi-family mortgage loans increased by $6.9 million to $224.6 million and construction mortgage loans increased by $2.9 million to $14.2 million during the six month period. Residential mortgage loans declined by $3.6 million to $65.2 million during the six month period.

     Stockholders' equity increased from $132.8 million, or 18.9% of total assets, at December 31, 1997 to $275.5 million, or 33.0% of total assets, at June 30, 1998. The increase resulted from receipt of the net proceeds from the Offering, net income earned and changes in other comprehensive income during the six months ended June 30, 1998. Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $23.5 million ($14.7 million on an after-tax basis) at June 30, 1998 and $22.0 million ($13.7 million on an after-tax basis) at December 31, 1997.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

     The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

                                                                            June 30,          December 31,
                                                                              1998               1997
                                                                          -----------         -------------
                                                                               (Dollars in thousands)
             Non-accrual loans:
               Mortgage loans:
                 One-to-four family                                        $      78           $     230
                 Commercial                                                      300                 522
                 Home equity                                                      35                  51
                                                                           ---------           ---------
                   Total non-accrual loans                                       413                 803

             Other real estate owned, net of allowance
               for losses of $186 and $186, respectively                       2,305               2,373
                                                                           ---------           ---------
                   Total non-performing assets                             $   2,718           $   3,176
                                                                           =========           =========

             Restructured loans                                            $   2,287           $   2,287
                                                                           =========           =========

             Allowance for loan losses                                     $  12,566           $  12,463
                                                                           =========           =========


             Allowance for loan losses as a percent
               of total loans                                                   2.37%               2.51%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                              2.54                2.64
             Non-accrual loans as a percent of total loans                      0.08                0.16
             Non-performing assets as a percent of
               total assets                                                     0.33                0.45


     During the six months ended June 30, 1998, there were no loan charge-offs and $1,000 in recoveries of loans previously charged off. A $100,000 provision for loan losses was recorded for the three months ended June 30, 1998 in recognition of growth in the loan portfolio.

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

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

General

     Operating results are primarily dependent on the Bank's net interest income, which is the difference between the interest earned on the Bank's loan and investment securities portfolios and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as fees and sales of investment securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

     Net income for the three months ended June 30, 1998 was $5.1 million compared to $3.4 million for the three months ended June 30, 1997, an increase of 52.6%. The 1998 period included $1.2 million of gains from sales of securities ($768,000 on an after-tax basis) compared to $70,000 of gains ($46,000 on an after-tax basis) in the 1997 period. Excluding these amounts, the increase in net income for the 1998 second quarter would have been $1.0 million, or 31.5%. This level of increase resulted primarily from investment of the net proceeds of the Offering and loan growth.

     Interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowings) declined from 3.11% for the three months ended June 30, 1997 to 2.69% for the three months ended June 30, 1998. The decline was attributable in part to having a greater percentage of earning assets in short-term investments earning lower yields than in higher yielding loans. Most of the net proceeds of the Offering were placed in short-term investments and debt obligations maturing within two years. Also contributing to the decline were lower yields on loans caused by borrowers taking advantage of a falling interest rate environment. If current market trends continue, management believes that interest rate spread could decline further.

     Earnings per share of common stock was $0.18 for the three months ended June 30, 1998. Securities gains on an after-tax basis amounted to $.03 per share in that three month period. Per share data is not presented for periods prior to April 1, 1998 because the Company converted to stock on March 24, 1998 and, accordingly, did not have shares outstanding throughout the other periods presented.

Interest Income

     Interest income on loans, excluding money market participation loans, increased from $10.0 million for the three months ended June 30, 1997 to $10.6 million for the three months ended June 30, 1998, or 6.1%. This rate of increase was less than the 9.7% rate, or $42.6 million, of growth in average loans outstanding (exclusive of money market participation loans) as a result of a decline in the average yield on such loans from 9.01% in the 1997 quarter to 8.69% in the 1998 quarter. The reduction in loan yield is a reflection of the falling interest rate environment of the past year. That environment prompted some multi-family and commercial real estate borrowers to exercise their options to convert their loans to a fixed-rate basis for several years. If interest rates increase during the fixed rate phase of these loans, net interest income could be negatively affected.

     The average balances invested in money market participation loans in the three months ended June 30, 1998 and 1997 were $51.3 million and $51.5 million, respectively, and the yields earned on those balance were 5.75% and 5.74%, respectively, resulting in little change in the income derived from such loans.

     Interest income from investment securities and short-term investments increased 52.4% from $2.6 million for the three months ended June 30, 1997 to $3.9 million for the three months ended June 30, 1998. The average balance of the underlying assets increased $104.0 million, or 58.0%, during the comparable quarters as most of the proceeds from the Offering were placed in short-term investments and debt obligations maturing within two years. The average yield on investments declined from 5.85% to 5.62% primarily as a result of short-term investments comprising a greater portion of total investments.

Interest Expense

     Interest expense on deposits was $5.1 million for the three months ended June 30, 1998, a 5.3% decrease from the $5.4 million expended for the three months ended June 30, 1997. The decrease resulted from a $17.2 million (3.6%) reduction in average deposits outstanding during the comparable quarters and a lower average rate paid on such deposits (4.57% in 1997 and 4.50% in 1998). The decline in deposit balances was due primarily to withdrawals by eligible depositors for purchase of stock in the Offering. Falling interest rates also affected deposit flows.

     The Bank increased its use of borrowings from the Federal Home Loan Bank of Boston (the "FHLB") as part of its management of interest rate risk. Total advances outstanding were $78.4 million at June 30, 1998 compared to $69.3 million at December 31, 1997. The average rate paid on advances outstanding during the three months ended June 30, 1997 and 1998 declined from 6.53% to 6.44%.

Non-Interest Income

     Sales of marketable equity securities during the three months ended June 30, 1998 and 1997 resulted in gains of $1.2 million and $70,000, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. The increase in fees and charges between the 1998 and 1997 three month periods resulted primarily from loan prepayments.

Non-Interest Expense

     Total non-interest expense increased 10.2% from $2.1 million for the three months ended June 30, 1997 to $2.3 million for the three months ended June 30, 1998. Most of the increase resulted from higher compensation and employee benefits expense caused by the addition of a chief financial officer and a loan officer in June 1997 and two additional loan officers in the second quarter of 1998, higher fees for Board meetings and a $109,000 provision for ESOP expense. The ESOP went into effect in the second quarter of 1998. The increase in other expense categories was due in part to being a public company and higher costs for legal matters.

Income Taxes

     The effective rate of income tax expense was 36.6% for the three months ended June 30, 1998 compared to 34.2% for the three months ended June 30, 1997. The Company paid a lower federal rate in 1997 because its taxable earnings for the year ended October 31, 1997 were below the threshold at which the maximum federal rate must be applied. In addition, the state income tax rate was lower because of the creation of a real estate investment trust subsidiary in 1997 and greater utilization of investment security subsidiaries.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

General

     Net income for the six months ended June 30, 1998 was $8.9 million compared to $7.0 million for the six months ended June 30, 1997, an increase of 28.0%. The 1998 period included $1.2 million of gains from sales of securities ($773,000 on an after-tax basis) compared to $74,000 of gains ($48,000 on an after-tax basis) in the 1997 period. Also included in the 1997 period was $908,000 ($529,000 on an after-tax basis) of interest income collected from a borrower whose loans were on non-accrual and which related to interest earned in periods prior to 1997. Excluding this interest and the securities gains, the increase in net income for the six month periods would have been $1.8 million, or 27.4%. Loan growth and investment of the net proceeds of the Offering were the primary reasons for the earnings improvement.

     Interest rate spread declined from 3.11% for the 1997 period to 2.91% for the 1998 period as a result of lower yields on loans without a corresponding reduction in rates paid on deposits and borrowings. Regarding expenses, the 1998 period includes a $100,000 provision for loan losses and $109,000 for the ESOP put into effect at the time of the Offering. There were no expenses for these items in the 1997 period.

Interest Income

     Interest income on loans, excluding money market participation loans and the $908,000 of interest referred to in the preceding section, increased from $19.7 million for the 1997 period to $21.1 million for the 1998 period, an increase of 7.0%. The positive benefit derived from a 9.7% rate, or $42.6 million, of growth in average loans outstanding (exclusive of money market participation loans) between the 1998 and 1997 periods was offset in part by a decline in the average yield on such loans from 9.01% in the 1997 period to 8.78% in the 1998 period. The reduction in loan yield was due to the falling interest rate environment of the past year.

    Interest income on money market participation loans declined by 11.4% to $1.3 million in the 1998 period as a result of a 12.6%, or $6.7 million, decline in the average amount invested in such loans. The increase in income from securities and short-term investments resulted substantially from investment of the net proceeds of the Offering. The average yield on such investments declined from 5.78% in the 1997 period to 5.59% in the 1998 period as the percent of balances maintained in short-term investments was higher in the 1998 period than in the 1997 period. Because of the flat yield curve in existence for the past several months, management has restricted its investment purchases to securities with short maturities.

Interest Expense

     The average balance of deposits declined by $6.1 million, or 1.3%, to $467.9 million for the six months ended June 30, 1998 as a result of some of the subscribers in the Offering electing to pay for their stock by withdrawal from their deposit accounts. The average rate paid on deposits was 4.49% in the 1998 period compared to 4.54% in the 1997 period. In addition to interest paid on deposits, interest of $275,000 was paid in the 1998 period on funds received from subscribers prior to completion of the Offering. The rate paid on such funds was 2.50%.

     The average balance of borrowings from the FHLB increased from $62.9 million in the 1997 period to $68.4 million in the 1998 period. Such borrowings were made primarily in connection with management of the Bank's interest rate risk. The average rate paid on the borrowings was 6.40% in the 1998 period compared to 6.49% in the 1997 period.

Non-Interest Income

     Gains from sales of marketable equity securities were $1.2 million in the 1998 period compared to $74,000 in the 1997 period. The increase in fees and charges between the 1998 and 1997 periods resulted primarily from loan repayments.

Non-Interest Expense

     Total non-interest expense increased 4.3% from $4.3 million for the 1997 period to $4.5 million for the 1998 period. Compensation and employee benefits increased by $171,000, or 6.7%. The ESOP, which went into effect in the second quarter of 1998, accounted for $109,000 of the increase. The added expense resulting from the hiring of a chief financial officer and a loan officer in June 1997 and higher fees for Board meetings was offset by a reduction in expenses for supplemental executive and employee retirement benefits and performance bonuses.

     Equipment and data processing expense of $596,000 for the 1998 period included a provision of $50,000 relating to the Company's efforts to comply with Year 2000 requirements. Included in the 1997 period were expenses relating to the Bank's conversion to a new computer system.

Income Taxes

     The effective rate of income tax expense was 36.3% for the 1998 period compared to 35.0% for the 1997 period. The Company paid a lower federal rate in 1997 because its taxable earnings for the tax year ended October 31, 1997 were below the threshold at which the maximum federal rate must be applied. The rate of state income taxes was low in both years because of the utilization of a real estate investment trust subsidiary and investment security subsidiaries.

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

     Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Bank. At June 30, 1998, interest-earning assets maturing or repricing within one year amounted to $402.8 million and interest-bearing liabilities maturing or repricing within one year amounted to $413.2 million resulting in a cumulative one-year negative gap position of $10.4 million, or 1.2% of total assets.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans and debt securities and borrowings from the FHLB. In March 1998, $134.8 million of net proceeds from the Offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

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

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the six months ended June 30, 1998, the Bank repaid advances of $11.6 million and obtained new advances of $20.8 million. Total advances outstanding at June 30, 1998 amounted to $78.4 million.

     The Bank's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At June 30, 1998, such assets amounted to $95.8 million, or 11.5% of total assets.

     At June 30, 1998, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $193.0 million, or 26.2% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

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

     The Company expensed $50,000 during the six months ended June 30, 1998 and expects to incur additional costs through 1998 and 1999 to become Y2K compliant. It does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.


Part II - Other Information

Item 1.  Legal Proceedings

     The Company and its subsidiaries are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company. Management believes the results of any current pending litigation would be immaterial to the consolidated financial condition or results of operations of the Company.

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

     Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $2.0 million and have been deducted to arrive at net proceeds of $134.8 million from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to acquire short-term investments and fund a loan to the Bank's employee stock ownership plan.

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




                              BROOKLINE BANCORP, INC.




Date: July 29, 1998     By:   /S/ Richard P. Chapman, Jr.
                              ---------------------------------------
                              Richard P. Chapman, Jr.
                              President and Chief Executive Officer




Date: July 29, 1998     By:   /S/ Paul R. Bechet
                              ---------------------------------------
                              Paul R. Bechet
                              Senior Vice President and Chief Financial Officer