Form 10-Q
period 1998-09-30
BROOKLINE BANCORP INC
filed 1998-11-02
CIK 1049782

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period ____________ from to _____________


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

YES  X    NO
    ---  ----

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value - 29,095,000 shares outstanding as of October 31, 1998.

================================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      Index

Part I      Financial Information                                                   Page
------      ---------------------                                                   ----
Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of September 30, 1998 and December 31, 1997                             1

            Consolidated Statements of Income for the three
            months and nine months ended September 30, 1998 and 1997                   2

            Consolidated Statements of Comprehensive Income for
            the three months and nine months ended September 30, 1998 and 1997         3

            Consolidated Statements of Changes in Stockholders'
            Equity for the nine months ended September 30, 1998 and 1997               4

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1998 and 1997                                   5

            Notes to Consolidated Financial Statements                                 7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 10

Part II     Other Information
-------     -----------------

Item 1.     Legal Proceedings                                                         17

Item 2.     Changes in Securities                                                     17

Item 3.     Defaults upon Senior Securities                                           18

Item 4.     Submission of Matters to a Vote of Security Holders                       18

Item 5.     Other Information                                                         18

Item 6.     Exhibits and Reports on Form 8-K                                          18

            Signature Page                                                            19

Part I - Financial Information
Item 1.  Financial Statements

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                          -------------     ------------
                                                                           (unaudited)
                                    Assets
                                    ------
Cash and due from banks...............................................     $    9,278        $    8,843
Short-term investments................................................         35,733            11,670
Securities available for sale.........................................        137,528           117,637
Securities held to maturity (market value of $118,292
  and $65,600, respectively)..........................................        116,982            65,444
Restricted equity securities..........................................          4,424             3,721
Loans.................................................................        537,051           496,412
Allowance for loan losses.............................................        (12,854)          (12,463)
                                                                            ---------        ----------
     Net loans........................................................        524,197           483,949
                                                                            ---------        ----------
Accrued interest receivable...........................................          6,536             5,240
Bank premises and equipment, net......................................          1,206             1,361
Other real estate owned, net..........................................          2,386             2,373
Other assets..........................................................            239               881
                                                                            ---------        ----------
     Total assets.....................................................      $ 838,509        $  701,119
                                                                            =========        ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Deposits..............................................................      $ 470,078        $  482,304
Borrowed funds........................................................         78,415            69,265
Mortgagors' escrow accounts...........................................          3,428             2,896
Income taxes payable..................................................          4,266             5,901
Deferred income tax liability, net....................................          1,397             2,041
Accrued expenses and other liabilities................................          5,144             5,955
                                                                            ---------        ----------
     Total liabilities................................................        562,728           568,362
                                                                            ---------        ----------


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued.......................................................             --                --
  Common stock, $.01 par value; 45,000,000 shares authorized,
    29,095,000 shares issued and outstanding..........................            291                --
  Additional paid-in capital..........................................        134,492                --
  Retained earnings, substantially restricted.........................        131,608           119,018
  Accumulated other comprehensive income..............................         12,957            13,739
  Unallocated common stock held by ESOP - 264,796 shares
    and none, respectively............................................         (3,567)               --
                                                                            ---------        ----------
     Total stockholders' equity.......................................        275,781           132,757
                                                                            ---------        ----------
     Total liabilities and stockholders' equity.......................      $ 838,509        $  701,119
                                                                            =========        ==========

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)


                                                                   Three months ended       Nine months ended
                                                                      September 30,            September 30,
                                                                      -------------         -----------------
                                                               1998            1997         1998           1997
                                                               ----            ----         ----           ----
                                                                                  (unaudited)
Interest income:
  Loans, excluding money market loan participations.......   $  11,510      $  10,188    $  32,622       $  30,836
  Money market loan participations........................         339            588        1,664           2,083
  Debt securities.........................................       3,257          2,305        8,817           6,538
  Marketable equity securities............................         192            189          544             540
  Restricted equity securities............................          67             54          182             157
  Short-term investments..................................         641            100        1,752             418
                                                             ---------      ---------    ---------       ---------
     Total interest income................................      16,006         13,424       45,581          40,572
                                                             ---------      ---------    ---------       ---------

Interest expense:
  Deposits................................................       5,181          5,478       15,955          16,248
  Borrowed funds..........................................       1,286          1,039        3,476           3,079
                                                             ---------      ---------    ---------       ---------
     Total interest expense ..............................       6,467          6,517       19,431          19,327
                                                             ---------      ---------    ---------       ---------
Net interest income.......................................       9,539          6,907       26,150          21,245
Provision for loan losses.................................          --             --          100              --

     Net interest income after provision for loan losses..       9,539          6,907       26,050          21,245
                                                             ---------      ---------    ---------       ---------
Non-interest income:
  Fees and charges........................................         235            197          822             585
  Gains on sales of securities, net.......................         426             --        1,672              74
  Other real estate owned income, net.....................          64             69          165             189
  Other income (loss), net................................           2            (31)          10              38
                                                             ---------      ---------    ---------       ---------
     Total non-interest income............................         727            235        2,669             886
                                                             ---------      ---------    ---------       ---------

Non-interest expense:
  Compensation and employee benefits......................       1,465          1,352        4,206           3,922
  Occupancy...............................................         163            186          521             529
  Equipment and data processing...........................         283            288          879             874
  Other...................................................         394            311        1,155           1,085
                                                             ---------      ---------    ---------       ---------
     Total non-interest expense...........................       2,305          2,137        6,761           6,410
                                                             ---------      ---------    ---------       ---------

Income before income taxes................................       7,961          5,005       21,958          15,721
Provision for income taxes................................       2,836          1,698        7,920           5,451
                                                             ---------      ---------    ---------       ---------
     Net income...........................................   $   5,125      $   3,307    $  14,038       $  10,270
                                                             =========      =========    =========       =========

Weighted average common shares
  outstanding during the period                             28,917,276
                                                            ==========
Earnings per common share                                      $  0.18
                                                               =======

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                               Three months ended          Nine months ended
                                                                  September 30,               September 30,
                                                                  -------------               -------------
                                                               1998            1997         1998           1997
                                                               ----            ----         ----           ----
                                                                                 (unaudited)
Net income.................................................    $   5,125      $   3,307    $  14,038       $  10,270
                                                               ---------      ---------    ---------       ---------

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)........................       (2,149)         3,387          537           6,130
  Income tax expense (benefit).............................         (692)         1,382          299           2,418
                                                               ----------     ---------    ---------       ---------
        Net unrealized holding gains (losses)..............       (1,457)         2,005          238           3,712
                                                               ---------      ---------    ---------       ---------

  Less reclassification adjustment for gains
    included in net income:
     Realized gains........................................          426             --        1,672              74
     Income tax expense....................................          179             --          652              26
                                                               ---------      ---------    ---------       ---------
       Net reclassification adjustment.....................          247             --        1,020              48
                                                               ---------      ---------    ---------       ---------


       Total other comprehensive income....................       (1,704)         2,005         (782)          3,664
                                                               ---------      ---------    ---------       ---------

Comprehensive income.......................................    $   3,421      $   5,312    $  13,256       $  13,934
                                                               =========      =========    =========       =========


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                  Nine months ended September 30, 1998 and 1997
                             (Dollars in thousands)

                                                                                               Unallocated
                                                                              Accumulated        common
                                                    Additional                   other            stock            Total
                                      Common         paid-in      Retained    comprehensive        held         stockholders'
                                       stock         capital      earnings       income           by ESOP          equity
                                       -----         -------      --------       ------           -------          ------

Balance at December 31, 1996.........     $    --   $       --    $  105,287      $   8,660    $        --         $ 113,947

Net income...........................          --           --        10,270             --             --            10,270

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment.......          --           --            --          3,664             --             3,664
                                          -------   ----------    ----------      ---------     ----------         ---------

Balance at September 30, 1997........     $    --   $       --    $  115,557      $  12,324     $       --         $ 127,881
                                          =======   ==========    ==========      =========     ==========         =========

Balance at December 31, 1997.........     $    --   $       --    $  119,018      $  13,739     $       --         $ 132,757

Net income...........................          --           --        14,038             --             --            14,038

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment.......          --           --            --           (782)            --              (782)

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares).........         291      134,499            --             --             --           134,790

Common stock dividend
   of $0.05 per share................          --           --        (1,448)            --             --            (1,448)

Common stock acquired by
   ESOP (278,500 shares).............          --           --            --             --         (3,777)           (3,777)

Common stock held by ESOP
   committed to be released
   (13,704 shares)...................          --           (7)           --             --            210               203
                                          -------   ----------    ----------      ---------      ---------         ---------

Balance at September 30, 1998........     $   291   $  134,492    $  131,608      $  12,957      $  (3,567)        $ 275,781
                                          =======   ==========    ==========      =========      =========         =========


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Nine months ended
                                                                                    September 30,
                                                                            ------------------------
                                                                              1998              1997
                                                                            --------         -------
                                                                                    (unaudited)

Cash flows from operating activities:
  Net income...........................................................     $ 14,038          $  10,270
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................          100                 --
      Provision for losses on other real estate owned..................           --                 --
      Provision for ESOP...............................................          203                 --
      Depreciation and amortization....................................          342                337
      Amortization, net of accretion, of securities premiums
        and discounts..................................................          654                453
      Accretion of deferred loan origination fees
        and unearned discounts.........................................         (372)              (534)
      Net gains from sales of securities available for sale............       (1,672)               (74)
      Net gains from sales of other real estate owned..................           (3)               (12)
      Deferred income taxes............................................         (291)              (151)
      (Increase) decrease in:
        Accrued interest receivable....................................       (1,296)              (461)
        Other assets...................................................          642                306
      Increase (decrease) in:
        Income taxes payable...........................................       (1,635)             2,989
        Accrued expenses and other liabilities.........................         (811)               430
                                                                            --------         ----------
          Net cash provided by operating activities....................        9,899             13,553
                                                                            --------         ----------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......        3,033                752
  Proceeds from redemptions and maturities of securities
    available for sale.................................................       32,441             30,218
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................       13,270             20,174
  Purchase of securities available for sale............................      (55,003)           (33,108)
  Purchase of securities held to maturity..............................      (65,287)           (35,383)
  Purchase of Federal Home Loan Bank of Boston stock...................         (703)               (63)
  Net increase in loans................................................      (55,267)           (29,235)
  Proceeds from sales of participation in loans........................        1,691              1,198
  Purchase of bank premises and equipment..............................         (162)              (302)
  Capital expenditures on other real estate owned......................          (90)               (67)
  Proceeds from sales of other real estate owned.......................           55                 87
                                                                            --------         ----------
          Net cash used for investing activities.......................     (126,022)           (45,729)
                                                                            --------         ----------

                                                                                            (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows - (Continued)
                                 (In thousands)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                 ------------------------
                                                                                   1998              1997
                                                                                 --------         -------
                                                                                         (unaudited)
Cash flows from financing activities:
  Decrease in demand deposits and NOW, savings and
    money market savings accounts......................................         $    (866)        $  (4,069)
  Decrease in certificates of deposit..................................           (11,360)             (804)
  Proceeds from Federal Home Loan Bank of Boston advances..............            29,950            15,492
  Repayment of Federal Home Loan Bank of Boston advances...............           (20,800)          (14,742)
  Increase in mortgagors' escrow deposits..............................               532               487
  Net proceeds from issuance of common stock...........................           134,790                --
  Purchase of common stock for ESOP....................................            (3,777)               --
  Payment of dividend on common stock..................................            (1,448)               --
                                                                                ---------         ---------
        Net cash provided by financing activities......................           127,021            (3,636)
                                                                                ---------         ---------


Net increase (decrease) in cash and cash equivalents...................            10,898           (35,812)
Cash and cash equivalents at beginning of period.......................            44,513            79,285
                                                                                ---------         ---------

Cash and cash equivalents at end of period.............................         $  55,411         $  43,473
                                                                                =========         =========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on deposits and borrowed funds............................         $  19,398         $  19,346
    Income taxes.......................................................             9,845             2,744


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

        Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1,957 and have been deducted to arrive at net proceeds of $134,790 from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to fund a loan to the Bank's employee stock ownership plan and acquire short-term investments.

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

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

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

        As of September 30, 1998, the ESOP borrowed $3,777 from the Company to purchase 278,500 shares of common stock in the open market. ESOP expense of $203 was provided for the nine months ended September 30, 1998 in recognition of the 13,704 shares committed to be released as of that date.

(4)     Earnings per Share
        ------------------

        Earnings per share is based on the weighted average number of shares outstanding during the periods presented. The Company's "basic" and "diluted" earnings per share computations are identical in the periods presented, as there is no dilution effect. Earnings per share is not presented for periods ended prior to April 1, 1998 since the Company completed its Offering on March 24, 1998 and, accordingly, such data would not be meaningful.

        The weighted average shares outstanding for the three month period ended September 30, 1998 was calculated as follows:


                                                   Shares           Fraction           Weighted
             Dates Outstanding                   Outstanding        of period       Average shares
             -----------------                   -----------        ---------       --------------

        July 1 through September 30, 1998          29,095,000           100%          29,095,000
        Less unallocated ESOP shares:
          At beginning of period                     (115,975)          100%            (115,975)
          Purchased during period                    (156,000)           42%             (65,339)
        ESOP shares committed to be
          released during period                        7,179            50%               3,590
                                                   ==========           ===
                                                                                      ----------
        Weighted average shares                                                       28,917,276
                                                                                      ==========


(5)     Other Comprehensive Income (Dollars in Thousands)

        The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise
        (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

        additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate financial statement, in which the components of comprehensive income are displayed net of income taxes.

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 1998 and December 31, 1997, such taxes amounted to $7,948 and $8,301, respectively.

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

(7)     Commitments and SWAP Agreement (Dollars in Thousands)
        -----------------------------------------------------

        At September 30, 1998, the Company had outstanding commitments to originate loans of $54,025, $44,318 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $8,905, $7,583 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid was $3 and $6 for the three months ended September 30, 1998 and the period from April 14, 1998 through September 30, 1998, respectively.

(8)     Dividend Declaration
        --------------------

        On October 15, 1998, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.05 per share of common stock to shareholders of record as of October 31, 1998 and payable on November 13, 1998.

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

     Prior to March 24, 1998, the Company had no assets or liabilities. Its principal activities since that date through September 30, 1998 have been to complete the Offering, acquire all of the capital stock of the Bank, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire short-term investments and fund a loan to the Bank's employee stock ownership plan.

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


Comparison of Financial Condition at September 30, 1998 and December 31, 1997

     Total assets increased by $137.4 million, or 19.6%, from $701.1 million at December 31, 1997 to $838.5 million at September 30, 1998. The increase was attributable primarily to the completion of the Company's Offering on March 24, 1998. Net proceeds from the Offering amounted to $134.8 million. Certain subscribers to the Offering paid for their shares by authorizing withdrawals from deposit accounts maintained at the Bank. This was the primary reason for the $12.2 million decline in deposits from $482.3 million at December 31, 1997 to $470.1 million at September 30, 1998.

     The net proceeds of the Offering were used primarily to acquire short-term investments (including money market loan participations), debt obligations maturing in two years or less and 278,500 shares of the Company's common stock for the Bank's employee stock ownership plan at an aggregate cost of $3.8 million, or $13.56 per share. Money market loan participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. The participations generally mature between one day and three months. The Bank views such participations as an alternative investment to slightly lower yielding short-term investments. Money market loan participations amounted to $10.4 million at September 30, 1998 and $24.0 million at December 31, 1997.

     Excluding money market loan participations, the loan portfolio increased by $54.2 million, or 11.5%, from $472.4 million at December 31, 1997 to $526.6 million at September 30, 1998. Of this increase, $31.9 million took place during the three months ended September 30, 1998. The loan growth was primarily in the commercial real estate and multi-family mortgage loan portfolios. Commercial real estate mortgage loans increased by $27.7 million to $177.2 million and multi-family mortgage loans increased by $26.2 million to $246.1 million. Residential mortgage loans declined by $3.1 million to $65.8 million during the nine month period.

     In the past several weeks, certain major brokerage firms and money center banks have incurred losses from investments in and lending to hedge funds. The Company has no investments in or loans to hedge funds. Included in its investment portfolio at September 30, 1998 are $12.0 million in corporate bonds of major brokerage firms and money center banks with significant trading activities. Of these bonds, $4.0 million mature within one year, $7.0 million mature between one and two years and $1.0 million matures within five years. The Company anticipates full payment of these bonds at maturity.

     Stockholders' equity increased from $132.8 million, or 18.9% of total assets, at December 31, 1997 to $275.8 million, or 32.9% of total assets, at September 30, 1998. The increase resulted from receipt of the net proceeds from the Offering, net income earned less a $0.05 per share dividend paid to stockholders and changes in other comprehensive income during the nine months ended September 30, 1998. Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $20.9 million ($13.0 million on an after-tax basis) at September 30, 1998 and $22.0 million ($13.7 million on an after-tax basis) at December 31, 1997. The decline is attributable to the realization of $1.7 million of pre-tax gains from the sale of marketable equity securities and lower market prices for marketable equity securities remaining in the portfolio.


Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

     The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:


                                                              September 30,       December 31,
                                                                  1998               1997
                                                              -----------         ----------
                                                                   (Dollars in thousands)
             Non-accrual loans:
               Mortgage loans:
                 One-to-four family                            $      29           $     230
                 Commercial                                          300                 522
                 Home equity                                          35                  51
               Consumer loans                                          1                  --
                                                               ---------           ---------
                   Total non-accrual loans                           365                 803

             Other real estate owned, net of allowance
               for losses of $186 and $186, respectively           2,386               2,373
                                                               ---------           ---------
                   Total non-performing assets                 $   2,751           $   3,176
                                                               =========           =========

             Restructured loans                                $      --           $   2,287
                                                               =========           =========

             Allowance for loan losses                         $  12,854           $  12,463
                                                               =========           =========

             Allowance for loan losses as a percent
               of total loans                                       2.39%               2.51%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                  2.44                2.64
             Non-accrual loans as a percent of total loans          0.07                0.16
             Non-performing assets as a percent of
               total assets                                         0.33                0.45

     During the nine months ended September 30, 1998, there were no loan charge-offs and $289,000 in recoveries of loans previously charged off, $288,000 of which was realized from payments on restructured loans during the three months ended September 30, 1998. The remaining balance of the restructured loans has been removed from that category since the loans earn market rates of interest and have been performing in accordance with their restructured terms for an ample period of time. As a result of the recoveries and the overall status of the loan portfolio, no provision for loan losses was recorded for the three months ended September 30, 1998.

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


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

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

     Net income for the three months ended September 30, 1998 was $5.1 million compared to $3.3 million for the three months ended September 30, 1997, an increase of 55.0%. The 1998 period included $426,000 of gains from sales of marketable equity securities ($247,000 on an after-tax basis) compared to none in the 1997 period. The 1998 period also included $480,000 ($310,000 on an after-tax basis) resulting from receipt of interest on restructured loans pertaining primarily to periods prior to 1998. Excluding these amounts, the increase in net income for the 1998 third quarter compared to the 1997 third quarter would have been $1.3 million, or 38.1%. This level of increase resulted primarily from investment of the net proceeds of the Offering and loan growth.

     Interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowings) declined from 3.08% for the three months ended September 30, 1997 to 2.67% for the three months ended September 30, 1998. The decline was attributable in part to having a greater percentage of earning assets in short-term investments earning lower yields than in higher yielding loans. Much of the net proceeds of the Offering were placed in short-term investments and debt obligations maturing within two years. Also contributing to the decline were lower yields on existing loans and new loan originations caused by a falling interest rate environment. That environment has also resulted in lower yields on short-term investments. If current market trends continue, management believes that interest rate spread could decline further.

     Earnings per share of common stock was $0.18 for the three months ended September 30, 1998. Securities gains on an after-tax basis amounted to $.01 per share in that three month period. Per share data is not presented for periods prior to April 1, 1998 because the Company became a publicly owned stock institution on March 24, 1998 and, accordingly, did not have shares outstanding throughout the other periods presented.

Interest Income

     Interest income on loans, excluding money market loan participations, increased $1.3 million, or 13.0%, from $10.2 million for the three months ended September 30, 1997 to $11.5 million for the three months ended September 30, 1998. Excluding $480,000 of interest collected on restructured loans in the 1998 period pertaining primarily to periods prior to 1998, the rate of increase was 8.3%. This adjusted rate of increase was less than the 13.5% rate of growth in average loans outstanding (exclusive of money market loan participations) because of a decline in the average yield on the loan portfolio from 9.03% in the 1997 quarter to 8.62% in the 1998 quarter. The reduction in loan yield is a reflection of the falling interest rate environment of the past year. Historically, much of the Bank's loan portfolio has been priced at adjustable rates tied to a published prime rate. Recent cuts in the prime rate will cause a decline in the yield on the Bank's adjustable rate loans. The falling rate environment has prompted some multi-family and commercial real estate borrowers to exercise their options to convert their loans to fixed-rate pricing for several years. Additionally, a significant part of new loan production ($31.9 million net growth in loans during the third quarter of 1998) is being originated at prevailing market rates for fixed periods averaging five to seven years. If interest rates increase during the fixed rate phase of these new loans, net interest income could be negatively affected. Management expects the overall yield on the loan portfolio in the next few quarters to decline from the 8.62% average yield earned for the three months ended September 30, 1998.

     The average balances invested in money market loan participations in the three months ended September 30, 1998 and 1997 were $23.4 million and $40.3 million, respectively, and the yields earned on those balances were 5.80% and 5.84%, respectively.

     Interest income from investment securities and short-term investments increased 57.0% from $2.6 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998. The average balance of the underlying assets increased $112.0 million, or 59.9%, during the comparable quarters as most of the proceeds from the Offering were placed in short-term investments and debt obligations maturing within two years. The average yield on investments declined from 5.67% to 5.56% primarily as a result of short-term investments comprising a greater portion of total investments.


Interest Expense

     Interest expense on deposits was $5.2 million for the three months ended September 30, 1998, a 5.4% decrease from the $5.5 million expended for the three months ended September 30, 1997. The decrease resulted from a $13.4 million (2.9%) reduction in average interest-bearing deposits outstanding during the comparable quarters and a lower average rate paid on such deposits (4.65% in 1997 and 4.53% in 1998). The decline in deposit balances was due primarily to withdrawals by eligible depositors for purchase of stock in the Offering. Falling interest rates also affected deposit flows.

     The Bank increased its use of borrowings from the Federal Home Loan Bank of Boston (the "FHLB") as part of its management of interest rate risk. Total advances outstanding were $78.4 million at September 30, 1998 compared to $69.3 million at December 31, 1997. The average rate paid on advances outstanding during the three months ended September 30, 1997 and 1998 declined from 6.58% to 6.44%.


Non-Interest Income

     Sales of marketable equity securities during the three months ended September 30, 1998 and 1997 resulted in gains of $426,000 and none, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. The increase in fees and charges between the 1998 and 1997 three month periods resulted primarily from loan prepayments.


Non-Interest Expense

     Total non-interest expense increased 7.9% from $2.1 million for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998. Most of the increase resulted from higher compensation and employee benefits expense caused by the addition of a chief financial officer and a loan officer in June 1997 and two additional loan officers in the second quarter of 1998 and a $94,000 provision for ESOP expense. The ESOP went into effect in the second quarter of 1998. Occupancy expense was $23,000 less in the 1998 quarter compared to the 1997 quarter primarily as a result of accrual adjustments for rent and real estate taxes in 1997. Equipment and data processing expense was lower in the 1998 period compared to the 1997 period despite $35,000 of expenses relating to Year 2000 compliance in 1998. In 1997, conversion to a new third party data processing service bureau resulted in higher expense than that incurred in 1998. The increase in other expenses was due primarily to being a public company and higher costs for legal matters.


Income Taxes

     The effective rate of income tax expense was 35.6% for the three months ended September 30, 1998 compared to 33.9% for the three months ended September 30, 1997. The Company paid a lower federal rate in 1997 because its taxable earnings for the year ended October 31, 1997 were below the threshold at which the maximum federal rate must be applied. The rate of state income taxes was low in both years because of the creation of a real estate investment trust subsidiary in 1997 and utilization of investment security subsidiaries.


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

General

     Net income for the nine months ended September 30, 1998 was $14.0 million compared to $10.3 million for the nine months ended September 30, 1997, an increase of 36.7%. The 1998 period included $1.7 million of gains from sales of securities ($1.0 million on an after-tax basis) compared to $74,000 of gains ($48,000 on an after-tax basis) in the 1997 period. Also, these nine month periods include receipt of $444,000 ($287,000 on an after-tax basis) in 1998 and $908,000 ($529,000 on an after-tax basis) in 1997 of interest income on restructured and non-accrual loans earned in periods prior to 1998 and 1997, respectively. Excluding such interest and the securities gains, the increase in net income for the nine month periods would have been $3.0 million, or 31.3%. Loan growth and investment of the net proceeds of the Offering were the primary reasons for the earnings improvement.

     Interest rate spread declined from 3.10% for the 1997 period to 2.83% for the 1998 period primarily as a result of lower yields on loans without a corresponding reduction in rates paid on deposits and borrowings. Regarding expenses, the 1998 period included a $100,000 provision for loan losses, $203,000 for the ESOP put into effect at the time of the Offering and $85,000 for Year 2000 compliance matters. There were no expenses for these items in the 1997 period.


Interest Income

     Interest income on loans, excluding money market loan participations and the $444,000 (in 1998) and $908,000 (in 1997) of interest referred to in the preceding section, increased from $29.9 million for the 1997 period to $32.2 million for the 1998 period, an increase of 7.5%. The positive benefit derived from a $48.7 million, or 11.0%, growth in average loans outstanding (exclusive of money market loan participations) between the 1998 and 1997 periods was offset in part by a decline in the average yield on such loans from 9.01% in the 1997 period to 8.73% in the 1998 period. The reduction in loan yield was due to the falling interest rate environment of the past year.

    Interest income on money market loan participations declined by 20.1% to $1.7 million in the 1998 period as a result of a $10.2 million, or 20.7%, decline in the average amount invested in such loans. The increase in income from securities and short-term investments resulted substantially from investment of the net proceeds of the Offering. The average yield on such investments declined from 5.64% in the 1997 period to 5.52% in the 1998 period as the percent of balances maintained in short-term investments was higher in the 1998 period than in the 1997 period. Because of the flat yield curve in existence for the past several months, management has restricted its investment purchases primarily to securities with maturities of two years or less.


Interest Expense

     The average balance of interest-bearing deposits declined by $8.6 million, or 1.8%, to $464.5 million for the nine months ended September 30, 1998 as a result of some of the subscribers in the Offering electing to pay for their stock by withdrawal from their deposit accounts. The average rate paid on deposits was 4.50% in the 1998 period compared to 4.58% in the 1997 period. In addition to interest paid on deposits, interest of $275,000 was paid in the 1998 period on funds received from subscribers prior to completion of the Offering. The rate paid on such funds was 2.50%.

     The average balance of borrowings from the FHLB increased from $63.0 million in the 1997 period to $72.3 million in the 1998 period. Such borrowings were made primarily in connection with management of the Bank's interest rate risk. The average rate paid on the borrowings was 6.41% in the 1998 period compared to 6.52% in the 1997 period.


Non-Interest Income

     Gains from sales of marketable equity securities were $1.7 million in the 1998 period compared to $74,000 in the 1997 period. The increase in fees and charges between the 1998 and 1997 periods resulted primarily from loan repayments.


Non-Interest Expense

     Total non-interest expense increased 5.5% from $6.4 million for the 1997 period to $6.8 million for the 1998 period. Compensation and employee benefits increased by $284,000, or 7.2%. The ESOP, which went into effect in the second quarter of 1998, accounted for $203,000 of the increase. The added expense resulting from normal salary increases, the hiring of a chief financial officer, a loan officer in June 1997 and two loan officers in the second quarter of 1998 and higher fees for Board meetings was significantly offset by a reduction in expenses for supplemental executive and employee retirement benefits and performance bonuses.

     Equipment and data processing expense of $879,000 for the 1998 period included a provision of $85,000 relating to the Company's efforts to comply with Year 2000 requirements. Included in the 1997 period were expenses relating to the Bank's conversion to a new computer system. The increase in other expenses was due primarily to being a public company.


Income Taxes

     The effective rate of income tax expense was 36.1% for the 1998 period compared to 34.7% for the 1997 period. The Company paid a lower federal rate in 1997 because its taxable earnings for the tax year ended October 31, 1997 were below the threshold at which the maximum federal rate must be applied. The rate of state income taxes was low in both years because of the utilization of a real estate investment trust subsidiary and investment security subsidiaries.


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

     Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Bank. At September 30, 1998, interest-earning assets maturing or repricing within one year amounted to $359.3 million and interest-bearing liabilities maturing or repricing within one year amounted to $408.9 million resulting in a cumulative one-year negative gap position of $49.6 million, or 5.9% of total assets.

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

     From time to time, the Bank utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the nine months ended September 30, 1998, the Bank repaid advances of $20.8 million and obtained new advances of $30.0 million. Total advances outstanding at September 30, 1998 amounted to $78.4 million.

     The Bank's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At September 30, 1998, such assets amounted to $78.1 million, or 9.3% of total assets.

     At September 30, 1998, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $199.4 million, or 26.5% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.


Year 2000 ("Y2K") Compliance

     Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date- sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calender dates as two-digit rather than four-digit numbers. These software programs record the year 1998 as "98." This approach will work until the Year 2000 when "00" may be read as 1900 instead of 2000.

     Regarding the Company, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The processing of the Company's loan and deposit transactions is outsourced to a third-party data processing vendor. Computer software and computer chips also are used to run security systems, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its third-party data processing vendor), the Company is following a comprehensive process to assure that such systems are ready for the Year 2000 date change.

     To become Y2K compliant, the Company is following a five-step process suggested by federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts in completing the steps is as follows:

      Step 1. Awareness and Understanding of the Problem. The Company has formed a Year 2000 team that has investigated the problem and its potential impact on the Company's systems. An independent consulting firm has been engaged to assist the Company in development of its approach to becoming Y2K compliant. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and will continue in 1999.

     Step 2. Identification of All Potentially Affected Systems. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are impacted by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete.

     Step 3. Assessment and Planning. The Y2000 team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of its vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is substantially complete. Responses from certain vendors have not yet been received.

     Step 4. Correction and Testing. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. Most of the testing and corrections has taken place. This step is expected to be completed by the end of 1998. The monitoring of certain non-IT vendors will continue into 1999.

     Step 5. Implementation. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is substantially completed. Contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors is in the process of being addressed. Such plans are expected to be completed in the first quarter of 1999.

     The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

     The Company expensed $85,000 during the nine months ended September 30, 1998 and expects to incur additional costs through 1998 and 1999 to become Y2K compliant. It does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.


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


                                   BROOKLINE BANCORP, INC.




Date: November 2, 1998         By: /S/ Richard P. Chapman, Jr.
                                 -----------------------------------------------
                                 Richard P. Chapman, Jr.
                                 President and Chief Executive Officer




Date: November 2, 1998       By: /S/ Paul R. Bechet
                                 -----------------------------------------------
                               Paul R. Bechet
                               Senior Vice President and Chief Financial Officer