Form 10-K
period 1998-12-31
BROOKLINE BANCORP INC
filed 1999-04-01
CIK 1049782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934                 For the Fiscal Year Ended December 31, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934            For the transition period from
     ---------------- to ----------------

                         Commission file number: 0-23695

                             BROOKLINE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                         Massachusetts                                                     04-3402944
(State or other jurisdiction of incorporation of organization)                (I.R.S. Employer Identification No.)

             160 Washington Street, Brookline, MA                                          02447-0469
           (Address of principal executive offices)                                        (Zip Code)

                                 (617) 730-3500
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                    Common Stock, par value of $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES   X    NO
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The number of shares of common stock held by nonaffiliates of the registrant as of March 23, 1999 was 12,808,913 for an aggregate market value of $142,499,158. This excludes 15,420,350 shares held by Brookline Bancorp, MHC and 381,237 shares held by Brookline Savings Bank Employee Stock Ownership Plan and Trust.

     At March 23, 1999, the number of shares of common stock, par value $.01 per share, issued and outstanding were 29,095,000 and 28,610,500, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 1998 (Part II and Part III)
2. Proxy Statement for 1999 Annual Meeting of Stockholders (Part III)

================================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-K

                                      Index


Part I                                                                         Page

Item 1.       Business                                                           1

Item 2.       Properties                                                        20

Item 3.       Legal Proceedings                                                 20

Item 4.       Submission Of Matters To A Vote Of Security Holders               20


Part II

Item 5.       Market For The Registrant's Common Stock And
               Related Security Holder Matters                                  21

Item 6.       Selected Consolidated Financial Data                              21

Item 7.       Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations                              21

Item 7a.      Quantitative And Qualitative Disclosures About Market Risk        21

Item 8.       Financial Statements And Supplementary Data                       21

Item 9.       Changes In And Disagreements With Accountants On
               Accounting And Financial Disclosures                             21

Part III

Item 10.      Directors and Executive Officers Of The Registrant                22

Item 11.      Executive Compensation                                            22

Item 12.      Security Ownership Of Certain Beneficial Owners
              And Management                                                    22

Item 13.      Certain Relationships And Related Transactions                    22


Part IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                       22

Signatures                                                                      24

                                     PART I


Item 1.  Business

General

               Brookline Bancorp, Inc. (the "Company") is a bank holding company incorporated in Massachusetts that was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (the "Bank") upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. The Bank is a Massachusetts savings bank established in 1871.

               As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. Prior to that date, the Company had no assets and liabilities.

               Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. The net proceeds of the Offering were $134.8 million. The Company contributed 50% of the net proceeds to the Bank for general corporate use and retained the other 50%. The Company used the net proceeds it retained to fund a loan to the Bank's employee stock ownership plan, acquire investment securities and repurchase shares of the Company's common stock in the open market.

Market Area and Credit Risk Concentration

               The Bank operates five full-service banking offices in the Town of Brookline, an urban/suburban community adjacent to the City of Boston, and a loan production office in Worcester, Massachusetts opened in July 1998. Worcester is the second largest city in New England. The Bank's deposits are gathered from the general public primarily in the Town of Brookline and surrounding communities. The Bank's lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The opening of the Worcester office has expanded the Bank's lending activities in central Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

               The Bank's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, for many years, the Bank has emphasized multi-family and commercial real estate mortgage lending. These types of loans typically generate higher yields, but also involve greater credit risk than one-to four-family mortgage loans. Many of the Bank's borrowers have more than one muti- family or commercial real estate loan outstanding with the Bank. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

Economic Conditions and Governmental Policies

               The earnings and business of the Company are affected by external influences such as general economic conditions and the policies of governmental authorities, including the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and bank credit to influence general economic conditions throughout the

United States. The instruments of monetary policy employed by the Federal Reserve Board affect interest rates earned on investment securities and loans and interest rates paid on deposits and borrowed funds.

               Repayment of loans made by the Bank, in particular multi-family and commercial real estate loans, generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Accordingly, the asset quality of the Bank's loan portfolio is greatly affected by the economy in the Bank's market area. During the past few years, the Massachusetts economy has been strong and interest rates have been declining. While these conditions, for the most part, have had a favorable impact on property values and the business of the Bank and its borrowers, declining interest rates have prompted many borrowers to refinance existing loans and seek new loans at lower interest rates fixed for longer periods of time. Besides causing pressure on the Bank's interest rate margin, the low interest rate environment has resulted in minimal deposit growth as customers have found other investment instruments more attractive. During the late 1980s and early 1990s, a regional recession and a higher interest rate environment caused a significant decline in employment and in real estate values, ultimately resulting in the failure of many financial institutions in Massachusetts and New England.

Competition

               The Bank faces significant competition both in making loans and in attracting deposits. The Boston metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Supervision and Regulation

General

               The Company and the Bank are subject to extensive regulation under federal and state banking laws and regulations. Both must obtain regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with and acquisitions of other financial institutions. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant federal and state statutes and regulations. Changes in applicable laws and regulations could have a material effect on the business of the Company and the Bank.

               As a bank holding company, the Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is required to file reports with the FRB concerning its activities and financial condition. As a Massachusetts corporation, the Company is also subject to regulation by the Massachusetts Division of Banks (the "Division").

               The Bank is subject to extensive regulation and examination by the Division, as its chartering agency, and the Federal Deposit Insurance Corporation (the "FDIC"), as its insurer of deposits to the extent permitted by law. The Bank is required to file reports with, and is examined periodically by, the Division and the FDIC concerning its activities and financial condition. The Bank is also a member of the Federal Home Loan Bank of Boston (the "FHLB").

Bank Holding Company Regulation

               General. The FRB has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices against the company, its subsidiaries, and officers, directors and other institution-affiliated parties.

               The Company must obtain the approval of the FRB and the Massachusetts Board of Bank Incorporation before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares),
(ii) acquiring all or substantially all of the assets of another bank or bank holding company or (iii) merging or consolidating with another bank holding company.

               Bank holding companies are generally prohibited from engaging in non-banking activities, subject to certain exceptions. As a bank holding company, the Company's activities are limited generally to the business of banking and activities determined by the FRB to be so closely related to banking as to be a proper incident thereto. The Company cannot engage, directly, indirectly or in any manner, in any real estate investment or development activities without the prior approval of the FRB.

               Interstate Banking and Branching. Federal law permits adequately capitalized and managed bank holding companies to acquire control of banks in any state subject to certain deposit and other limitations. Further, banks in Massachusetts are allowed by federal and state law to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Massachusetts. Since the Massachusetts law is reciprocal, financial institutions in states with reciprocity arrangements could enter Massachusetts through acquisition of or merger with a Massachusetts financial institution or through establishment of branches.

               Transactions with Affiliates. The Bank and its subsidiaries are subject to a number of regulatory restrictions, including certain restrictions regarding (i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the "Affiliates"); (ii) the purchases of assets from Affiliates; (iii) the issuance of a guarantee or acceptance of a letter of credit on behalf of Affiliates; and (iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. Further, all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and fair market terms.

Massachusetts Bank Regulation

               General. As a Massachusetts-chartered savings bank, the Bank is subject to supervision, regulation and examination by the Division and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The Division's approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock and undertake certain other activities.

               Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks (the "Commissioner") may be subject to sanctions for non-compliance including, among other things, suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner unsafe, unsound or contrary to depositors' interests, or been negligent in the performance of their duties.

               Bank Powers and Investment Activities. Generally, Massachusetts banks have powers equivalent to those of national banks. In addition, the Bank may invest in preferred and common stock of any corporation provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the Bank's deposits. Subject to certain limits, the Bank may also invest in investments not otherwise legally permitted.

                Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (the "DIF"), a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank's deposits insured by the DIF.

Federal Deposit Insurance Corporation

               The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination and supervision by and the reporting requirements of the FDIC.

               The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking law. Among other things, FDICIA requires federal bank regulatory agencies to take prompt corrective action to address the problems of under-capitalized banks. FDICIA also amended statutes governing extensions of credit to directors, executive officers and principal stockholders of banks and their holding companies.

Prompt Corrective Action

               The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

               "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or to dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by a parent holding company.

               Based on the foregoing, the Company is currently classified as "well capitalized".

Standards for Safety and Soundness

               The federal agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth standards for use by federal banking agencies to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems, internal audit program, credit underwriting, loan documentation, interest rate risk exposure, asset growth, and compensation, fees and benefits. The standards also require institutions to examine asset quality and earnings standards. If a federal banking agency determines that an institution fails to meet any of the prescribed standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standards.

Limitations on Dividends and Other Capital Transactions

                The FRB has issued a policy statement expressing their view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB may prohibit a bank holding company from paying any dividends if its bank subsidiary is classified as "undercapitalized."

               The FRB has imposed certain restrictions regarding the waiving of dividend payments by the Company to its mutual holding company parent. To date, the mutual holding company has not waived any dividends paid by the Company. If, in the future, the mutual holding company sought to waive dividends paid by the Company and obtained the approval of the FRB to do so, the cumulative amount of waived dividends would not be available for payment by the Company to minority stockholders and would be maintained in a restricted capital account. While such account would not have to be reflected in the Company's financial statements, it would not be available for distribution to minority stockholders if the mutual holding company parent decided to convert to stock form in the future.

               The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe and unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements. Massachusetts law also restricts the Bank from declaring a dividend that would reduce its capital below
(i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of the Bank's liquidation account established in connection with the Bank's reorganization.

               Under the Division's regulations, the Company is prohibited from repurchasing any shares of its stock within three years of its date of issuance unless the repurchase is limited to stock repurchases of no greater than 5% of the Company's stock where compelling and valid business reasons are established to the satisfaction of the Commissioner. On October 20, 1998, the Company received the approval of the Commissioner to repurchase up to 5% of its outstanding common stock, or 1,454,750 shares. There is no time limit by which the Company must repurchase the shares.

Community Reinvestment Act

               Under the Community Reinvestment Act (the "CRA") and a Massachusetts statutory counterpart, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Bank is subject to examination by the FDIC and the Division regarding its compliance with CRA requirements. The Bank's latest ratings from examinations conducted by the FDIC and the Division were "satisfactory."

Financial Modernization

               Various federal legislative proposals are pending to "modernize" the nation's financial system. Although the proposals vary, most generally would expand the powers of financial institutions by permitting a combination of banking and commercial functions.

Federal Securities Law

               The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. The Company is also required to file annual, quarterly and periodic reports with the SEC.

Federal Home Loan Bank System

               The Federal Home Loan Bank system functions as a reserve credit source for its member financial institutions and is subject to the regulation and oversight of the Federal Housing Finance Board. The Bank is a voluntary member of the Federal Home Loan Bank of Boston ("FHLB"). As a member, the Bank is required to own FHLB capital stock that is directly proportionate to its home mortgage loans and borrowings from the FHLB. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.


Investment Securities

               The investment policy of the Company is reviewed and approved by the Board of Directors on an annual basis. The Company's investment portfolio is structured so as to provide asset diversification, interest and dividend income, a source of liquidity to meet loan demand and potential deposit outflows, and the opportunity to achieve capital appreciation through long-term investment in equity securities.

               The Bank's current policy generally favors investment in U.S. Government and Agency securities, corporate debt obligations and corporate equities. The policy permits investment in mortgage-backed and mortgage-related securities and allows the use of interest rate swaps, options and futures, but only for purposes of hedging the interest or credit risk of specific Company assets. While the Company has seldom used hedging instruments, at December 31, 1998, it was a party to a $5.0 million interest-rate swap agreement that matures April 14, 2005. The Company entered into the agreement to match more closely the repricing of certain assets and liabilities and to reduce its exposure to increases in interest rates.

               For the past few years, the Company's investment strategy has emphasized the purchase of U.S. Government and Agency obligations and corporate debt obligations generally maturing within two years. The Company's investment policy generally requires that corporate obligations be rated "A" or better at the time of acquisition. In certain instances, corporate obligations rated "BBB" can be purchased. At December 31, 1998, only $2.0 million of the Company's debt securities were rated "BBB" or "Baa".

               At December 31, 1998, the Company's marketable equity securities portfolio totaled $30.6 million, including net unrealized gains of $22.7 million. Most of the portfolio was comprised of the stocks of national and regional money center banks, Freddie Mac and utility companies. The Company's policy limits the aggregate carrying value of marketable equity securities to no more than 25% of the Company's stockholder's equity, excluding net unrealized gains on securities available for sale. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurances that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

          In the latter part of 1998, the Company commenced purchasing collateralized mortgage obligations with expected maturities in the two-to-four year range. These securities were purchased for their yield which compared favorably to yields on other debt instruments available for comparable periods of time.

          The following table sets forth the composition of the Company's debt and equity securities portfolios at the dates indicated:

                                                                                     At December 31,
                                                     ----------------------------------------------------------------------
                                                              1998                    1997                    1996
                                                     ----------------------  ----------------------  ----------------------
                                                                 Percent                  Percent                 Percent
                                                      Amount     of total     Amount      of total    Amount      of total
                                                     --------    --------     -------     --------    --------    --------
                                                                              (Dollars in thousands)

Debt securities:
   U.S. Government and Agency obligations...         $ 92,824      35.69%     $82,319      44.07%     $ 70,055      43.12%
   Corporate obligations....................          124,609      47.91       71,480      38.26        65,808      40.50
   Collateralized mortgage obligations
      and mortgage-backed securities........            6,891       2.65        1,265       0.68         2,764       1.70
                                                     --------     -------     -------     ------      --------     -------
     Total debt securities..................          224,324      86.25      155,064      83.01       138,627      85.32
Marketable equity securities................           30,595      11.76       28,017      15.00        20,365      12.54
Restricted equity securities................            5,174       1.99        3,721       1.99         3,481       2.14
                                                     --------     -------     -------     ------      --------     -------

     Total securities.......................         $260,093     100.00%     $186,802    100.00%     $162,473     100.00%
                                                     ========     =======     ========    ======      ========     =====

Debt and equity securities available for sale        $133,529      51.34%     $117,637     62.98%     $117,372      72.24%
Debt securities held to maturity............          121,390      46.67       65,444      35.03        41,620      25.62
Restricted equity securities................            5,174       1.99        3,721       1.99         3,481       2.14
                                                     --------     -------     -------     ------      --------     -------

Total securities.......................              $260,093     100.00%     $186,802    100.00%     $162,473     100.00%
                                                     ========     =======     ========    ======      ========     =======


          The increase in the investment portfolio from $186.8 million at the end of 1997 to $260.1 million at the end of 1998 resulted from placement of a significant amount of the net proceeds from the Offering in debt securities. Over time, the Company expects to reduce the percentage of its assets in debt securities as growth takes place in the loan portfolio.

          The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities at the dates indicated:


                                                                                     At December 31,
                                                          --------------------------------------------------------------------
                                                                   1998                    1997                    1996
                                                          ----------------------  ----------------------  --------------------
                                                        Amortized      Market   Amortized       Market   Amortized      Market
                                                            cost        value      cost         value       cost        value
                                                         -------       --------   -------      --------   --------     --------
                                                                                (Dollars in thousands)

Securities available for sale:
   Debt securities:
      U.S. Government and Agency obligations...          $ 88,186      $ 88,810  $ 74,088      $ 74,287   $ 57,089     $ 57,104
      Corporate obligations....................             8,218         8,183    15,341        15,333     39,890       39,903
      Collateralized mortgage obligations......             5,982         5,941     -             -          -            -
                                                         --------      --------  --------      --------   --------     --------
        Total debt securities..................           102,386       102,934    89,429        89,620     96,979       97,007
   Marketable equity securities................             7,939        30,595     6,168        28,017      6,703       20,365
                                                         --------      --------  --------      --------   --------     --------
        Total securities available for sale....           110,325       133,529    95,597       117,637    103,682      117,372
   Net unrealized gains on securities
     available for sale........................            23,204         -        22,040         -         13,690        -
                                                         --------     --------   --------      --------   --------     --------
        Total securities available for sale, net         $133,529     $133,529   $117,637      $117,637   $117,372     $117,372
                                                         ========     ========   ========      ========   ========     ========


Securities held to maturity:
   U.S. Government and Agency obligations......          $  4,014      $  4,038  $  8,032      $  8,032   $ 12,951     $ 12,953
   Corporate obligations.......................           116,426       117,012    56,147        56,254     25,905       25,935
   Mortgage-backed securities..................               950           993     1,265         1,314      2,764        2,807
                                                         --------      --------  --------      --------   --------     --------

      Total securities held to maturity........          $121,390      $122,043  $ 65,444      $ 65,600   $ 41,620     $ 41,695
                                                         ========      ========  ========      ========   ========     ========

Restricted equity securities:
   Federal Home Loan Bank of Boston stock......          $  4,921                $  3,468                 $  3,228
   Massachusetts Savings Bank Life Insurance

     Company stock.............................               253                     253                      253
                                                         --------                --------                 --------
      Total restricted equity securities.......          $  5,174                $  3,721                 $  3,481
                                                         ========                ========                 ========

          The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1998.


                                                                           At December 31, 1998
                                                      -----------------------------------------------------------------
                                                                               After one year       After five years
                                                         One year or less    through five years     through ten years
                                                      --------------------  ---------------------  ---------------------
                                                                  Weighted               Weighted              Weighted
                                                      Carrying    average    Carrying    average   Carrying    average
                                                        value      yield       value      yield      value      yield
                                                      -------     -------    -------     --------  --------    --------
                                                                         (Dollars in thousands)

Securities available for sale:
  Debt securities:
     U.S. Government and Agency obligations.........   $47,265      4.84%    $ 41,545      4.89%      $ -          - %
     Corporate obligations..........................       999      6.12        6,665      5.59         -          -
     Collateralized mortgage obligations............      -          -          5,941      5.74         -          -
                                                       -------               --------                 ----
       Total debt securities........................    48,264      4.87       54,151      5.07         -          -
                                                       -------               --------                 ----
  Marketable equity securities(1)...................

       Total securities available for sale..........

Securities held to maturity:
  U.S. Government and Agency obligations............     4,014      5.82        -           -            -         -
  Corporate obligations.............................    41,903      6.19       74,023      5.73        500        5.82
  Mortgage-backed securities........................      -          -           -          -          366        8.22
                                                       -------               --------                -----
       Total securities held to maturity............    45,917      6.16       74,023      5.73        866        6.83
                                                       -------               --------                -----

Restricted equity securities:
  Federal Home Loan Bank of Boston stock............
  Massachusetts Savings Bank Life Insurance
        Company stock(1).............................

       Total restricted equity securities(1)........
                                                       -------               --------                ------
       Total securities.............................   $94,181      5.50%    $128,174      5.45%     $ 866        6.83%
                                                       =======               ========                ======



                                                                 At December 31, 1998
                                                        ------------------------------------------

                                                          After ten years           Total
                                                        --------------------  --------------------
                                                                    Weighted              Weighted
                                                        Carrying    average   Carrying    average
                                                          value      yield      value      yield
                                                        --------    --------  --------    --------

Securities available for sale:
  Debt securities:
     U.S. Government and Agency obligations.........    $ -            - %    $ 88,810     4.86%
     Corporate obligations..........................       519        5.59       8,183     5.65
     Collateralized mortgage obligations............      -            -         5,941     5.74
                                                        ------                --------
       Total debt securities........................       519        5.59     102,934     4.98
                                                        ------
  Marketable equity securities(1)...................                            30,595     2.40
                                                                              --------
       Total securities available for sale..........                           133,529     4.39
                                                                              --------
Securities held to maturity:
  U.S. Government and Agency obligations............      -            -         4,014     5.82
  Corporate obligations.............................      -            -       116,426     5.90
  Mortgage-backed securities........................       584        9.16         950     8.80
                                                        ------                 -------
       Total securities held to maturity............       584        9.16     121,390     5.92
                                                        ------                --------

Restricted equity securities:
  Federal Home Loan Bank of Boston stock............                             4,921     6.50
  Massachusetts Savings Bank Life Insurance
       Company stock(1).............................                               253     4.18
                                                                              --------
       Total restricted equity securities(1)........                             5,174     6.39
                                                        ------                --------
       Total securities.............................    $1,103        7.48%   $260,093     5.14%
                                                        ======                ========

------------------
(1) The yields have been calculated on a tax equivalent basis.

Loans

          The Company's loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company's primary lending area. Another component of the loan portfolio consists of participations in commercial loans to national companies and organizations originated and serviced primarily by money center banks. Generally, the participations mature between one day and three months and are viewed by the Company as an alternative short-term investment for liquidity management purposes rather than as traditional commercial loans. The Company also provides financing for construction and development projects, commercial lines of credit primarily to condominium associations, home equity and second mortgage loans and other consumer loans.

          The Company relies on community contacts as well as referrals from existing customers, attorneys and other real estate professionals to generate business within its lending area. In addition, existing borrowers are an important source of business since many of its multi-family and commercial real estate customers have more than one loan outstanding with the Company. A commissioned loan originator on the staff of the Company is also used to generate residential mortgage loan business. The Company's ability to originate loans depends on the strength of the economy, trends in interest rates, customer demands and competition.

          Multi-family and commercial real estate mortgage lending are the Company's most significant areas of lending activities. At December 31, 1998 and 1997, such loans represented 79.9% and 76.4 %, respectively, of gross loans, exclusive of money market loan participations. The Company intends to continue to emphasize these types of loans depending on the demand for such loans and trends in the real estate market and the economy.

          The Company has written underwriting policies to control the inherent risks in origination of loans. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

          A number of factors are considered in originating multi-family and commercial real estate mortgage loans. The qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower, the Company considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Company and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value.

          Frequently, multi-family and commercial real estate mortgage loans are made for five to ten year terms, with an amortization period of twenty to twenty-five years, and are priced on an adjustable-rate basis with the borrower's option to fix the interest rate for the first few years. At the borrower's option, at the time of origination or later during the term, the loan may be converted to a fixed rate, provided the fixed-rate period selected by the borrower does not exceed the original term of the loan. When fixed-rate loans are prepaid, in addition to collecting a normal fee, a "yield maintenance" fee is also collected when loans are paid prior to the maturity of their fixed-rate period.

            During the past two years, and in particular the second half of 1998, a stable and then declining interest rate environment prompted many multi-family and commercial real estate borrowers to exercise their options to convert their adjustable-rate loans to a fixed-rate basis for several years. Additionally, many new loans were priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. If interest rates increase during the fixed-rate phase of these loans, net interest income relating to these loans would be negatively affected. Occasionally, the Company has partially funded loans originated on or converted to a fixed-rate basis by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans.

          The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Fixed-rate residential mortgage loans are not maintained in the Company's loan portfolio.

          The following table sets forth the comparison of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.


                                                                      At December 31,
                                        ----------------------------------------------------------------------------
                                               1998                         1997                     1996
                                        -----------------------    ----------------------    -----------------------
                                                       Percent                  Percent                     Percent
                                         Amount       of total     Amount       of total     Amount        of total
                                        ---------     ---------    -------      ---------   --------       ---------
                                                                  (Dollars in thousands)

Mortgage loans:
  One-to-four family.............       $  64,467       11.19%   $  68,907        14.25%   $  57,725          13.08%
  Multi-family...................         262,678       45.58      219,909        45.50      200,368          45.40
  Commercial real estate.........         197,593       34.29      149,540        30.94      139,430          31.60
  Construction and development...          17,255        2.99       13,382         2.77        7,261           1.65
  Home equity....................           5,505         .96        5,276         1.09        6,398           1.45
  Second.........................          13,944        2.42       15,855         3.28       19,872           4.50
                                        ---------      ------    ---------      -------    ---------         ------
    Total mortgage loans.........         561,442       97.43      472,869        97.83      431,054          97.68
Commercial loans.................          13,051        2.26        9,074         1.88        9,221           2.09
Consumer loans...................           1,775        0.31        1,393         0.29        1,023           0.23
                                        ---------      ------    ---------      -------    ---------         ------
    Total gross loans, excluding money
      market loan participations.         576,268      100.00%     483,336       100.00%     441,298         100.00%
                                                       ======                    ======                      ======
Less:

  Unadvanced funds on loans......         (26,096)                  (9,352)                  (11,950)
  Deferred loan origination fees.          (1,604)                  (1,562)                   (1,326)
  Unearned discounts.............             (10)                     (10)                     (289)
                                        ---------                ---------                 ---------
    Total loans, excluding money
      market loan participations.         548,558                  472,412                   427,733
Money market loan participations.          44,300                   24,000                    52,950
                                        ---------                ---------                 ---------

    Total loans, net                    $ 592,858                $ 496,412                 $ 480,683
                                        =========                =========                 =========


                                                          At December 31,
                                        -------------------------------------------------
                                               1995                         1994
                                        -----------------------    ----------------------
                                                       Percent                    Percent
                                         Amount       of total        Amount      of total
                                        ---------     ---------      -------      ---------
                                                     (Dollars in thousands)

Mortgage loans:
  One-to-four family.............        $  56,814      13.62%      $  57,792      14.62%
  Multi-family...................          193,812      46.46         184,537      46.68
  Commercial real estate.........          125,363      30.05         114,923      29.07
  Construction and development...           10,288       2.47           8,096       2.05
  Home equity....................            7,420       1.78           7,791       1.97
  Second.........................           17,680       4.24          17,369       4.40
                                         ---------      -----       ---------     ------
    Total mortgage loans.........          411,377      98.62         390,508      98.79
Commercial loans.................            4,584       1.10           3,062       0.77
Consumer loans...................            1,192       0.28           1,722       0.44
                                         ---------      -----       ---------     ------
    Total gross loans, excluding money
      market loan participations.          417,153      100.00%       395,292     100.00%
                                                        ======                    ======
Less:

  Unadvanced funds on loans......           (9,879)                    (8,158)
  Deferred loan origination fees.           (1,012)                      (767)
  Unearned discounts.............             (731)                      (731)
                                         ---------                  ---------
    Total loans, excluding money
      market loan participations.          405,531                    385,636
Money market loan participations.           43,100                     36,400
                                         ---------                  ---------

    Total loans, net                     $ 448,631                  $ 422,036
                                         =========                  =========

           Many of the Company's borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed 8.0% of the Bank's core capital (stockholders' equity exclusive of unrealized gains or losses on securities available for sale, net of income taxes) which, at December 31, 1998, amounted to $203.9 million. At December 31, 1998, the largest borrower had aggregate loans outstanding of $13.7 million, or 6.7% of core capital. Including this borrower, there were 17 borrowers each with aggregate loans outstanding at December 31, 1998 in excess of $5.0 million, the cumulative total of which was $116.5 million, or 21.2% of loans outstanding, exclusive of money market loan participations. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.


          The following table shows the contractual maturity and repricing dates of the Company's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal amortization.

                                                                                 At December 31, 1998
                                       ----------------------------------------------------------------------------------------
                                                       Real estate mortgage loans
                                       ------------------------------------------------------                    Other
                                                                                        Home        Money      commercial
                                       One-to-             Commercial  Construction  equity and     market        and
                                        four       Multi-      real        and         second        loan        consumer      Total
                                       family      family     estate   development    mortgage   participations   loans        loans
                                       --------   --------   --------  ----------     --------   -------------- ---------  ---------
                                                                           (In thousands)

Amounts due(1):
  Within one year....................  $ 21,219   $ 66,525   $ 55,450     $ 9,857      $11,407      $44,300     $ 4,703    $ 213,461
                                       --------   --------   --------     -------      -------      -------     -------    ---------

After one year:
  More than one year to three years..    39,297     29,448     21,244        -           1,374         -          1,876       93,239
  More than three years to five years     3,755    100,905     63,921        -             658         -          3,285      172,524
  More than five years to ten  years.       101     55,346     48,167         117        1,509         -            322      105,562
  More than ten  years...............        95      2,892      6,584        -            -            -            115        9,686
                                       --------   --------   --------     -------      -------      -------     -------    ---------
    Total due after one year.........    43,248    188,591    139,916         117        3,541         -          5,598      381,011
                                       --------   --------   --------     -------      -------      -------     -------    ---------
    Total amount due.................  $ 64,467   $255,116   $195,366     $ 9,974      $14,948      $44,300     $10,301      594,472
                                       ========   ========   ========     =======      =======      =======     =======
Less:

  Deferred loan origination fees.                                                                                            (1,604)
  Unearned discounts.............                                                                                               (10)
                                                                                                                          ----------
    Net loans....................                                                                                          $ 592,858
                                                                                                                           =========

---------------
(1) Amounts due are net of unadvanced funds on loans.


         The following table sets forth at December 31, 1998 the dollar amount of gross loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                    Due After One Year
                                                                           --------------------------------
                                                                             Fixed    Adjustable    Total
                                                                           ---------  ---------   ---------
                                                                                        (In thousands)

Real estate mortgage loans:
  One-to-four family...................................................    $     507  $  42,741   $  43,248
  Multi-family.........................................................       77,549    111,042     188,591
  Commercial real estate...............................................       79,062     60,854     139,916
  Construction and development.........................................          117      -             117
  Home equity and second mortgage......................................        2,091      1,450       3,541
                                                                           ---------  ---------   ---------
     Total real estate mortgage loans..................................      159,326    216,087     375,413
Commercial and consumer loans..........................................        3,097      2,501       5,598
                                                                           ---------  ---------   ---------

     Total loans.......................................................    $ 162,423  $ 218,588   $ 381,011
                                                                           =========  =========   =========

Non-Performing Assets and Restructured Loans

          The following table sets forth information regarding non-performing assets and restructured loans at the dates indicated.

                                                                                                At December 31,
                                                                           ----------------------------------------------
                                                                             1998      1997      1996       1995       1994
                                                                           -------    ------    ------     ------     ------
                                                                                              (Dollars in thousands)

Non-accrual loans (1):
  Mortgage loans:
     One-to-four family................................................   $  -       $   230    $   428    $   736     $  296
     Multi-family......................................................      -         -            253       -           120
     Commercial real estate............................................        297       522        646       -          -
     Construction and development......................................      -         -              6          6        763
     Home equity.......................................................         35        51       -          -            98
  Commercial loans.....................................................      -         -           -          -          -
  Consumer loans.......................................................      -         -              4          6          7
                                                                          --------   -------    -------    -------     ------
     Total non-accrual loans...........................................        332       803      1,337        748      1,284
Other real estate owned, net (2).......................................      1,940     2,373      1,689      1,722      1,805
                                                                          --------   -------    -------    -------     ------

     Total non-performing assets.......................................   $  2,272   $ 3,176    $ 3,026     $2,470     $3,089
                                                                          ========   =======    =======    =======     ======

Restructured loans.....................................................   $  -       $ 2,287    $ 5,438    $10,922     $5,728
                                                                          ========   =======    =======    =======     ======

Allowance for loan losses as a percent of total loans..................       2.21%     2.51%      2.56%       2.75%     2.91%
Allowance for loan losses as a percent of total non-performing loans(3)   3,943.98   1552.05     921.91    1,647.86    955.92
Non-performing loans as a percent of total loans.......................       0.01      0.16       0.28        0.17      0.30
Non-performing assets as a percent of total assets.....................       0.26      0.45       0.45        0.39      0.51


(1) Non-accrual loans include all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.
(2)  Other real estate owned balances are shown net of related loss allowances.
(3)  Non-performing loans are comprised of non-accrual loans.


          Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days.

          At December 31, 1998, other real estate owned consisted of two industrial properties carried at $1.9 million and residential condominium units carried at $181,000, net of an aggregate valuation allowance of $186,000. For the years ended December 31, 1998, 1997 and 1996, the Company received income, net of expenses, of $259,000, $254,000 and $198,000, respectively, from the rental of the two industrial properties. The Company expects to sell the properties at prices in excess of their carrying value. Ultimate net sales proceeds will depend on market conditions in effect at the time of sale. The condominium units have been sold, but continue to be included in other real estate owned until cash payments by the purchaser are sufficient to meet the criteria for recording the transaction as a sale.

          Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower's financial condition. Based on satisfactory payment performance, a significant pay-down of loan principal and payment of interest at market rates, loans previously classified as restructured were removed from that category in 1998.

Allowance for Loan Losses

          The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral, and trends in loan delinquencies and charge-offs.

         The Company utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time of loan approval, all loans other than one-to-four family residential mortgage loans, home equity loans and consumer loans, are assigned a rating based on all the factors considered in originating the loan. In the latter part of 1996, the Company expanded the number of its loan ratings from five to eight. The initial loan rating is recommended by the loan officer and approved by the individuals or committee responsible for approving the loan. Loan officers are expected to recommend to the Loan Committee changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating. Problem and potential problem assets are assigned the three highest ratings. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention." The Bank assigns its fourth highest rating to loans meeting this designation.

          On a quarterly basis, management reviews with the Watch Committee the status of each loan assigned one of the Company's four adverse internal ratings, including the specific and general valuation allowances for losses deemed prudent. General valuation allowances represent loss allowances established to recognize the inherent risk associated with lending activities which, unlike specific allowances, have not been allocated to particular problem loans. Loans, or portions of loans, classified Loss are either charged-off against valuation allowances or a specific allowance is established in an amount equal to the amount classified Loss.

          The Company's classification of its loans and the amount of the valuation allowances it sets aside for estimated losses is subject to review by the FDIC and the Division. Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a financial institution's valuation methodology. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowances for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loss allowances could become necessary.

          The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.


                                                                      Year ended December 31,
                                                -------------------------------------------------------------
                                                  1998          1997         1996         1995         1994
                                                ---------    ---------    ---------    ---------     --------
                                                                      (In thousands)

Balance at beginning of period..............    $ 12,463     $  12,326    $  12,236    $  12,274     $ 12,745
Provision (credit) for loan losses..........         300          -            -            -            (477)
Charge-offs:
  Mortgage loans:
    One-to-four family......................        -             -            -            -               3
    Multi-family............................        -             -            -            -              13
    Commercial real estate..................        -             -             151          237         -
    Construction and development............        -             -            -            -            -
    Home equity.............................        -             -            -            -            -
    Second mortgage.........................        -             -            -            -            -
  Commercial loans..........................        -             -            -            -            -
  Consumer loans............................           1             6           15            3           24
  Money market loan participations..........        -             -            -            -            -
                                                --------     ---------    ---------    ---------     --------
      Total charge-offs.....................           1             6          166          240           40
                                                --------     ---------    ---------    ---------     --------
Recoveries:
  Mortgage loans:
    Multi-family............................        -               25          140          271           31
    Commercial real estate..................         293             8         -               6            5
    Construction and development............        -              103           21         -            -
  Consumer loans............................           5             7            5           15           10
                                                --------     ---------    ---------    ---------     --------
      Total recoveries......................         332           143          166          292           46
                                                --------     ---------    ---------    ---------     --------
Net recoveries..............................         331           137         -              52            6
                                                --------     ---------    --------     ---------     --------
Balance at end of period....................    $ 13,094     $  12,463    $  12,326    $  12,326     $ 12,274
                                                ========     =========    =========    =========     ========


          The following tables set forth the Company's percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                              At December 31,
                                    ----------------------------------------------------------------------------------------------
                                                 1998                             1997                             1996
                                    ------------------------------  -----------------------------   ------------------------------
                                                           Percent                        Percent                          Percent
                                                          of loans                       of loans                         of loans
                                               Percent of  in each            Percent of  in each             Percent of   in each
                                               allowance  category            allowance  category             allowance   category
                                               to total   to gross            to total   to gross             to total    to gross
                                      Amount   allowance    loans    Amount   allowance    loans     Amount    allowance     loans
                                     -------   ---------  --------   ------   ---------  --------    ------   ----------  --------
                                                                     (Dollars in thousands)
Mortgage loans:
  One- to four-family...........     $   226      1.73%     11.19%   $   241     1.93%     14.26%    $   202      1.64%     13.08%
  Multi-family..................       3,610     27.57      45.58      2,993    24.02      45.50       2,725     22.11      45.40
  Commercial real estate........       4,214     32.18      34.29      3,376    27.09      30.94       3,256     26.42      31.60
  Construction and development..         526      4.02       2.99        384     3.08       2.77         463      3.76       1.65
  Home equity...................          55       .42        .96         53      .43       1.09          64      0.52       1.45
  Second........................          70       .53       2.42         79      .63       3.28          99      0.80       4.50
Commercial loans.................        379      2.89       2.26         95      .76       1.87         110      0.89       2.09
Consumer loans...................         18       .14        .31         14      .11        .29          10      0.08       0.23
Money market loan participations.       -          -         -          -         -          -          -         -           -
Unallocated......................      3,996     30.52       -         5,228    41.95        -         5,397     43.78        -
                                     -------    ------     ------    -------   ------     ------     -------    ------     ------

   Total allowance for loan losses   $13,094    100.00%    100.00%   $12,463   100.00%    100.00%     12,326    100.00%    100.00%
                                     =======    ======     ======    =======   ======     ======     =======    ======     ======

                                                                       At December 31,
                                     -----------------------------------------------------------------------------------
                                                      1995                                          1994
                                     -------------------------------------------  --------------------------------------
                                                                   Percent                                       Percent
                                                                  of loans                                      of loans
                                                   Percent of      in each                       Percent of      in each
                                                    allowance     category                        allowance     category
                                                    to total      to gross                        to total      to gross
                                       Amount       allowance       loans          Amount        allowance       loans
                                     --------      ----------     --------        -------       -----------    ----------
                                                                   (Dollars in thousands)
Mortgage loans:
  One- to four-family............    $    199          1.61%       13.62%         $    202           1.65%       14.62%
  Multi-family...................       3,177         25.78        46.46             2,956          24.08        46.68
  Commercial real estate.........       2,695         21.86        30.05             2,534          20.64        29.07
  Construction and development...         504          4.09         2.47               445           3.63         2.05
  Home equity....................          74          0.60         1.78                78           0.63         1.97
  Second.........................         133          1.08         4.24               130           1.06         4.39
Commercial loans.................          92          0.75         1.10                61           0.50         0.78
Consumer loans...................          12          0.10         0.28                17           0.14         0.44
Money market loan participations.        -             -             -                -               -            -
Unallocated......................       5,440         44.13          -               5,851          47.67          -
                                     --------        ------       ------          --------         ------       ------
  Total allowance for loan losses    $ 12,326        100.00%      100.00%         $ 12,274         100.00%      100.00%
                                     ========        ======       ======          ========         ======       ======



          The amounts allocated to loan categories in the above table are determined by consideration of several factors. Specific amounts are allocated on a loan-by-loan basis for any impairment loss as determined by applying one of the three methods cited in generally accepted accounting principles. In addition, general reserves are established based on long-term trends in loan charge-offs by category and the total of loans according to the Company's internal ratings.

          At December 31, 1998, there were no loans which warranted specific reserves. Regarding charge-offs, the Company has experienced recoveries at least equal to or in excess of charge-offs in each of the past five years. The Company believes this favorable experience is attributable to the robust economy of the past few years and is not sustainable over normal lending cycles. Accordingly, the Company has continued to apply charge-off percentages in line with experience over longer-term lending cycles. Finally, higher general reserves are applied to loans with ratings above the Company's two best internal ratings.

          At December 31, 1998, loans designated as Substandard and Special Mention totaled $2.3 million and $1.9 million, respectively. No loans were designated as Doubtful or Loss. The Substandard category included 7 loans, the two largest of which were $958,000 and $873,000, respectively. The two loans are secured by office buildings. Loan payments are current and the estimated market value of the underlying collateral exceeds the loan balances. The Special Mention category is comprised of a $1.9 million loan secured by an office building. The loan is adequately secured and payments are current.

          During 1998, the allowance for loan losses was increased by $631,000 as a result of net loan recoveries of $331,000 and a provision for loan losses of $300,000. The Company increased the allowance primarily because of significant growth of the loan portfolio, substantially all of which pertained to the higher risk areas of multi-family and commercial real estate mortgage lending. Total loan growth amounted to $76.1 million exclusive of the increase in money market loan participations.

          For the past several years, a portion of the Company's allowance for loan losses has been categorized as unallocated rather than being allocated to specific loan categories. The unallocated part of the allowance has been maintained in recognition of the inherent risks resulting from the following concentrations in the Company's portfolio: the significance of loans pertaining to multi-family apartment buildings and commercial real estate properties, the geographic location of such properties and the aggregate amount of loans outstanding to larger borrowers. The combination of these three concentrations creates a higher than normal degree of risk in the Company's loan portfolio. A downturn in economic conditions in the Company's primary lending area could have adverse consequences on the collectibility of the loan portfolio in a relatively short period of time.

          The decline in the unallocated portion of the allowance in 1998 is attributable to the loan growth mentioned above and the fact that most of the new loan production did not warrant the two best internal ratings. Such ratings are typically assigned to only a few new loans and to seasoned loans with excellent credit performance. The Company has no established range into which the unallocated portion of the allowance should fall. Instead, the reasonableness of the unallocated portion is considered based on management's collective assessment of all the factors cited in the beginning of this section.

Deposits

          Historically, deposits have been the Company's primary source of funds. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of non-interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market savings accounts (referred to in the aggregate as "transaction deposit accounts") and certificate of deposit accounts. The Company offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

          The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. During the past few years, the strength of the stock market has affected deposit flows as some customers have opted to place their funds in instruments such as mutual funds rather than in deposit products perceived to have less attractive returns. The Company's deposits are obtained predominantly from customers in the Town of Brookline and surrounding communities. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including transit and print media, and generally does not solicit deposits from outside its market area. The Company does not use brokers to obtain deposits.

          The following table presents the deposit activity of the Company for the periods indicated.

                                                               Year ended December 31,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                     -----------     -----------    -----------
                                                                   (In thousands)

Net withdrawals................................       $  (14,132)     $  (23,403)    $  (13,073)
Interest credited on deposit accounts..........           21,198          21,691         22,874
                                                      ----------      ----------     ----------
Total increase (decrease) in deposit accounts..       $    7,066      $   (1,712)    $    9,801
                                                      ==========      ==========     ==========

          The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average daily balances.

                                                            Year ended December 31, 1998    Year ended December 31, 1997
                                                           ------------------------------  --------------------------------
                                                                       Percent                          Percent
                                                                      of total   Weighted              of total   Weighted
                                                            Average    average    average    Average    average    average
                                                            balance   deposits     rate      balance   deposits     rate
                                                           --------   --------   --------    -------   --------   ---------
                                                                               (Dollars in thousands)

NOW accounts...........................................    $  39,766     8.33%    1.55%     $  37,544      7.79%    1.72%
Savings accounts.......................................       14,510     3.04     2.45         15,063      3.13     2.50
Money market savings accounts..........................      164,134    34.39     3.87        158,578     32.90     3.85
Non-interest-bearing demand checking accounts..........       11,908     2.50      -            9,890      2.05      -
                                                           ---------   ------               ---------    -------
    Total transaction deposit accounts.................      230,318    48.26     3.18        221,075     45.87     3.22
                                                           ---------   ------               ---------    -------
Certificate of deposit accounts:
  Six months or less...................................       63,273    13.26     5.09         67,691     14.05     5.20
  Over six months through 12 months....................      103,478    21.68     5.40        107,490     22.30     5.44
  Over 12 months through 24 months.....................       27,369     5.73     5.62         28,196      5.85     5.75
  Over 24 months.......................................       52,850    11.07     6.25         57,516     11.93     6.31
                                                           ---------   ------               ---------    -------
    Total certificate of deposit accounts..............      246,970    51.74     5.51        260,893     54.13     5.58
                                                           ---------   ------               ---------    -------
    Total average deposits.............................    $ 477,288   100.00%    4.39%     $ 481,968    100.00%    4.50%
                                                           =========   ======               =========    ======


                                                            Year ended December 31, 1996
                                                           ----------------------------------
                                                                       Percent
                                                                      of total    Weighted
                                                            Average    average     average
                                                            balance   deposits      rate
                                                           ---------  --------    --------
                                                               (Dollars in thousands)

NOW accounts...........................................    $  37,095      7.72%    1.73%
Savings accounts.......................................       17,302      3.60     2.46
Money market savings accounts..........................      154,541     32.16     3.85
Non-interest-bearing demand checking accounts..........        9,595      2.00      -
                                                           ---------    ------
    Total transaction deposit accounts.................      218,533     45.48     3.21
                                                           ---------    ------
Certificate of deposit accounts:
  Six months or less...................................       67,402     14.02     5.20
  Over six months through 12 months....................      107,064     22.28     5.60
  Over 12 months through 24 months.....................       32,298      6.72     5.84
  Over 24 months.......................................       55,243     11.50     6.09
                                                           ---------    ------
    Total certificate of deposit accounts..............      262,007     54.52     5.63
                                                           ---------    ------
    Total average deposits.............................    $ 480,540    100.00%    4.53%
                                                           =========    ======



          A declining interest rate environment during the past two years has resulted in some shifting of deposits from certificate of deposit accounts to more liquid and shorter term transaction deposit accounts and only a modest amount of deposit growth. The attractiveness of deposits to customers has diminished as customers have viewed other financial instruments such as mutual funds, annuities and the stock market as offering greater earnings potential. While the Company is not anticipating any significant reduction in its deposits, it has ample liquidity and access to funds to process deposit outflows if such a trend were to arise.

          The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                              Period to maturity from December 31, 1998
                                      -----------------------------------------------------------------------
                                        Less                                Three      Four
                                        than        One to      Two to       to         to            At
                                         one          two        three      four       five      December 31,
                                        year         years       years      years      years         1998
                                      ---------    --------    --------    -------    -------     ----------
                                                               (In thousands)
Certificate of deposit accounts:

4.01% to 5.00%...................     $  63,088    $  3,386    $   -       $  -       $  -        $   66,474
5.01% to 6.00%...................       126,022      17,894       9,676      2,011      3,788        159,391
6.01% to 7.00%...................         3,101       1,137       2,521      3,693       -            10,452
7.01% to 7.50%...................         2,417       9,320       -               -      -            11,737
                                      ---------    --------    --------    -------    -------     ----------
Total............................     $ 194,628    $ 31,737    $ 12,197    $ 5,704    $ 3,788     $  248,054
                                      =========    ========    ========    =======    =======     ==========


          At December 31, 1998, the Company had outstanding $47.8 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

                                                                          Weighted
                                                           Amount       average rate
                                                         --------       ------------
                                                           (Dollars in thousands)

Maturity Period
---------------

Three months or less............................         $ 12,564          5.12%
Over three months through six months............           10,720          5.15
Over six months through twelve months...........           16,140          5.49
Over twelve months..............................            8,374          6.17
                                                         --------
                                                         $ 47,798          5.42%
                                                         ========


Borrowed Funds

          The Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are collateralized primarily by certain of the Company's mortgage loans and secondarily by the Company's investment in the stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 1998, the Company had $94.4 million in outstanding advances from the FHLB and had the capacity to increase that amount to $300.9 million. The Company expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

          The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                        Year ended December 31,
                                                                  -----------------------------------
                                                                     1998         1997         1996
                                                                  ---------     --------     --------
                                                                         (Dollars in thousands)

Advances from the FHLB:
  Average balance outstanding.................................    $  78,295     $ 63,771     $ 55,497
  Maximum amount outstanding at any month end
     during the period........................................       98,415       69,265       62,665
  Balance outstanding at end of period........................       94,350       69,265       60,565
  Weighted average interest rate during the period............         6.34%        6.52%        6.64%
  Weighted average interest rate at end of period.............         6.02%        6.33%        6.49%

Subsidiary Activities

          Brookline Securities Corp. ("BSC") is a wholly-owned subsidiary of the Company and BBS Investment Corporation ("BBS") is a wholly-owned subsidiary of the Bank. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at the Company and the Bank. At December 31, 1998, BSC and BBS had total assets of $56.8 million and $100.7 million, respectively, $55.9 million and $98.9 million, respectively, of which were in investment securities and short-term investments.

          160 Associates, Inc. ("Associates") is a wholly-owned subsidiary of the Bank established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust. The amount of capital Associates invested in such activity amounted to $265.9 million at December 31, 1998.

          Brookline Preferred Capital Corporation ("BPCC") was established in January 1997 as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and mortgage loans) that enable it to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. At December 31, 1998, BPCC had total assets of $267.2 million, $246.0 million of which were mortgage loans originated by and acquired from the Bank. BPCC is a 99.9% owned subsidiary of Associates.

Personnel

         As of December 31, 1998, the Company had 89 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Item 2.     Properties

          The branch located in the Company's main office is owned by the Company. The other four branches of the Company, its loan production office in Worcester and its operations center in Brookline are leased from unrelated third parties. The operations center is used primarily to house operations and support services. At December 31, 1998, the net book value of premises and leasehold improvements was $621,000. Refer to Note 13 of the Notes to Consolidated Financial Statements on page 43 of the Annual Report for information regarding the Company's lease commitments at December 31, 1998.

Item 3.     Legal Proceedings

          The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.     Submission Of Matters To A Vote Of Security Holders

            None

                                     PART II

Item 5. Market For The Registrant's Common Stock And Related Security Holder Matters

          The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 1998 as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the year ended December 31, 1998 appears on Page 51 of the Company's 1998 Annual Report which is incorporated herein by reference.

Item 6.     Selected Consolidated Financial Data

          Selected Consolidated Financial Data of the Company appears on pages 1 and 2 of the Company's 1998 Annual Report which is incorporated herein by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6 through 19 of the Company's 1998 Annual Report which is incorporated herein by reference.

Item 7a.    Quantitative And Qualitative Disclosures About Market Risk

          Quantitative and Qualitative Disclosures About Market Risk appears on pages 12 through 14 of the Company's 1998 Annual Report which is incorporated herein by reference.

Item 8.     Financial Statements And Supplementary Data

          The following financial statements and supplementary data appear on the pages indicated of the Company's 1998 Annual Report which is incorporated herein by reference:

                                                                                      Pages
                                                                                      -----
          Report of Independent Certified Public Accountants                            20
          Consolidated Balance Sheets as of December 31, 1998 and 1997                  21
          Consolidated Statements of Income for the years ended December 31,
               1998, 1997 and 1996                                                      22
          Consolidated Statements of Comprehensive Income for the years
               ended December 31, 1998, 1997 and 1996                                   23
          Consolidated Statements of Changes in Stockholders' Equity for the
               years ended December 31, 1998, 1997 and 1996                             24
          Consolidated Statements of Cash Flows for the years ended December 31,
               1998, 1997 and 1996                                                    25-26
          Notes to Consolidated Financial Statements                                  27-49

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

           None.

                                    PART III

Item 10.    Directors And Executive Officers Of The Registrant

          A listing of and information about the Company's Directors and Executive Officers appears on pages 4 and 5 of the Company's proxy statement dated March 15, 1999 which is incorporated herein by reference.

Item 11.    Executive Compensation

          Executive Compensation is presented on page 9 of the Company's proxy statement dated March 15, 1999 which is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

          Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 and 3 of the Company's proxy statement dated March 15, 1999 which is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions

          Certain Relationships and Related Transactions are presented on page 14 of the Company's proxy statement dated March 15, 1999 which is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)     Documents

        (1) Financial Statements: All financial statements are included in Item 8 of Part II of this Report.

        (2) Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.

        (3)          Exhibits

                                  EXHIBIT INDEX

Exhibit       Description
------        -----------

3.1           Articles of Organization of the Company. (Exhibit 3.1 to
              Registration Statement (No. 333-69245) on Form S-1 filed on
              November 18, 1997)**

3.2           Bylaws of the Company (Exhibit 3.2 to Form S-1 filed on November
              18, 1997)**

4             Form of Common Stock Certificate of the Company (Exhibit 4 to Form
              S-1 filed on November 18, 1997)**

10.1          Form of Employment Agreement (Exhibit 10.1 to Form S-1 filed on
              November 18, 1997)**

10.2          Form of Severance Agreement (Exhibit 10.2 to Form S-1 filed on
              November 18, 1997)**





10.3          Supplemental Retirement Income Agreement with Richard P. Chapman,
              Jr. (Exhibit 10.3 to Form S-1 filed on November 18, 1997)**

10.4          Supplemental Retirement Income Agreement with Susan M. Ginns
              (Exhibit 10.4 to Form S-1 filed on November 18, 1997)**

10.5          Supplemental Retirement Income Agreement with Charles H. Peck
              (Exhibit 10.5 to Form S-1 filed on November 18, 1997)**

10.6          Amended Employee Stock Ownership Plan

11 Statement Regarding Computation of Per Share Earnings - Earnings per share is not presented for the period from March 24, 1998 (the date of Conversion to a stock company) through December 31, 1998 as the earnings per share calculation for that period is not meaningful.

12 Statement Regarding Computation of Ratios - Such computation can be clearly determined from the material contained in this Report.

13            1998 Annual Report to Stockholders

21            Subsidiaries of the Registrant - This information is presented in
              Item 1. Business - Subsidiary Activities of this Report.

22            Published Report Regarding Matters Submitted to Vote of Security
              Holders - the Company's 1999 Stock Option Plan and 1999
              Recognition and Retention Plan included in the Company's Proxy
              Statement dated March 15, 1999, and incorporated herein by reference)

27            EDGAR Financial Data Schedule

-----------
**            Filed as part of a previous Commission filing and incorporated herein by reference.

(b)           Reports on Form 8-K - No reports on Form 8-K were filed by the
              Company during the quarter ended December 31, 1998.




Signatures

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    BROOKLINE BANCORP, INC.


Date:  March 24, 1999               By: /s/ Richard P. Chapman, Jr
                                        ---------------------------------------
                                        Richard P. Chapman, Jr.
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Richard P. Chapman, Jr.                          By: /s/ Paul R. Bechet
     -------------------------------------------              ----------------------------------------------
     Richard P. Chapman, Jr., President, Chief                Paul R. Bechet, Senior Vice President and
     Executive Officer and Director                           Chief Financial Officer
     (Principal Executive Officer)                            (Principal Financial and Accounting Officer)

Date:  March 24, 1999                                     Date:  March 24, 1999


By:  /s/ Oliver F. Ames                                   By: /s/ Hollis W. Plimpton
     -------------------------------------------              ----------------------------------------------
     Oliver F. Ames, Director                                 Hollis W. Plimpton, Director


By:  /s/ Dennis S. Aronowitz                              By:
     -------------------------------------------              ----------------------------------------------
     Dennis S. Aronowitz, Director                            Edward D. Rowley, Director


By:  /s/ George C. Caner, Jr.                             By: /s/ Joseph J. Slotnik
     -------------------------------------------              ----------------------------------------------
     George C. Caner, Jr., Director                           Joseph J. Slotnik, Director


By: /s/ David C. Chapin                                   By: /s/ William V. Tripp, III
     -------------------------------------------              ----------------------------------------------
     David C. Chapin, Director                                William V. Tripp, III, Director


By:  /s/ William G. Coughlin                              By: /s/ Rosamond B. Vaule
     -------------------------------------------              ----------------------------------------------
     William G. Coughlin, Director                            Rosamond B. Vaule, Director


By:  /s/ John L. Hall, II                                 By: /s/ Peter O. Wilde
     -------------------------------------------              ----------------------------------------------
     John L. Hall, II, Director                               Peter O. Wilde, Director


By:  /s/ Charles H. Peck                                  By: /s/ Franklin Wyman, Jr.
     -------------------------------------------              ----------------------------------------------
     Charles H. Peck, Director                                Franklin Wyman, Jr., Director

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report. Prior to March 24, 1998, the Company had no significant assets, liabilities or operations, and accordingly, the data prior to such time represents the financial condition and results of operations of the Bank.

                                                                                       At December 31,
                                                                 1998         1997        1996         1995         1994
                                                              ----------  -----------  -----------  ----------   ----------
                                                                                       (In thousands)
Selected Financial Condition Data:

Total assets............................................      $  879,027  $   701,119  $   666,988  $  632,788   $  607,737

Loans, excluding money market loan participations.......         548,558      472,412      427,733     405,531      385,636

Money market loan participations........................          44,300       24,000       52,950      43,100       36,400

Allowance for loan losses...............................          13,094       12,463       12,326      12,326       12,274

Debt securities:
  Available for sale....................................         102,934       89,620       97,007      62,691       31,585

  Held to maturity......................................         121,390       65,444       41,620      89,342      125,126

Marketable equity securities............................          30,595       28,017       20,365      19,074       13,301

Deposits................................................         489,370      482,304      484,016     474,215      471,811

Borrowed funds..........................................          94,350       69,265       60,565      49,665       43,265

Stockholders' equity....................................         278,222      132,757      113,947     100,583       85,722

Net unrealized gain on securities available for sale, net of
  taxes, included in stockholders' equity...............          14,416       13,739        8,660       7,233        4,100

Non-performing loans....................................             332          803        1,337         748        1,284

Non-performing assets...................................           2,272        3,176        3,026       2,470        3,089




                                                                                       Year ended December 31,
                                                                 1998         1997        1996         1995         1994
                                                              ----------  -----------  -----------  ----------   ----------
                                                                                       (In thousands)
Selected Operating Data:

Interest income.........................................       $  61,419    $  54,125    $  51,019   $  48,920    $  39,943
Interest expense........................................          26,160       25,858       25,458      23,938       17,761
                                                               ---------    ---------    ---------   ---------    ---------
  Net interest income...................................          35,259       28,267       25,561      24,982       22,182
Provision (credit) for loan losses......................             300           --           --          --         (477)
                                                               ---------    ---------    ---------   ---------    ---------
  Net interest income after provision
    (credit) for loan losses............................          34,959       28,267       25,561      24,982       22,659
Gains on sales of securities, net.......................           2,843           74          464         877            4
Other real estate owned income (expense), net...........             251          238          299         (40)        (741)
Other non-interest income...............................           1,111          853        1,077         768          816
Non-interest expense....................................          (9,181)      (8,374)      (7,713)     (7,450)      (7,696)
                                                               ---------    ---------    ---------   ---------    ---------
  Income before income taxes............................          29,983       21,058       19,688      19,137       15,042
Provision for income taxes..............................          10,831        7,327        7,751       7,409        5,942
                                                               ---------    ---------    ---------   ---------    ---------
  Net income............................................       $  19,152    $  13,731    $  11,937   $  11,728    $   9,100
                                                               =========    =========    =========   =========    =========

             SELECTED FINANCIAL RATIOS AND OTHER DATA OF THE COMPANY

                                                                          At or for the year ended December 31,
                                                                 1998         1997        1996         1995         1994
                                                              ----------  -----------  -----------  ----------   ----------
Performance Ratios:

Return on average assets................................         2.33%        2.02%        1.84%        1.91%        1.59%

Return on average stockholders' equity (1)..............         8.36        12.21        11.95        13.42        11.89

Interest rate spread (2)................................         2.76         3.08         3.10         3.37         3.40

Net interest margin (2).................................         4.28         4.09         4.00         4.15         3.96

Efficiency ratio (3)....................................        25.07        28.45        28.15        28.02        34.57


Capital Ratios:

Stockholders' equity to total assets at end of year.....        31.65        18.94        17.08        15.89        14.11

Tier 1 leverage capital ratio at end of year (Bank only)        25.86        17.82        15.86        14.96        13.63


Asset Quality Ratios:

Non-performing assets as % of total assets at end of year        0.26         0.45         0.45         0.39         0.51

Allowance for loan losses as % of loans, excluding
  money market loan participations, at end of year......         2.39         2.64         2.88         3.04         3.18

Allowance for loan losses as % of total
  non-performing loans at end of year...................      3,943.98    1,552.05       921.91     1,647.86       955.92

Per Share Data:

Basic earnings per common share.........................           NM           --           --           --           --

Diluted earnings per common share.......................           NM           --           --           --           --

Number of shares outstanding at
     end of period (in thousands) (4)...................       28,595           --           --           --           --

Dividends per common share (5)..........................      $  0.10           --           --           --           --

Book value per common share at end of period ...........      $  9.73           --           --           --           --

Market value per common share at end of period .........      $ 11.50           --           --           --           --

--------------------
(1) Excludes effect of unrealized gains on securities available for sale, net of taxes.
(2) Calculated on a fully-taxable equivalent basis.
(3) Represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income exclusive of gains of sales of securities.
(4) Common stock issued less treasury stock and unallocated common stock held by ESOP.
(5) Two quarterly dividends of $ 0.05 each were paid in 1998.

NM - Not Meaningful. Earnings per share is not presented for the period from March 24, 1998 (the date of conversion to stock-ownership) through December 31, 1998 as the earnings per share calculation for that period is not meaningful. Earnings per share is not presented for the periods prior to the conversion to stock form since the Bank was a mutual savings bank and no stock was outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization and Stock Offering

Brookline Bancorp, Inc. (the "Company") was organized in November 1997 for the purpose of becoming the sole stockholder of Brookline Savings Bank (the "Bank") upon completion of the reorganization of the Bank from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. Prior to that date, the Company had no assets and liabilities. The reorganization has been accounted for as an "as if" pooling with assets and liabilities recorded at historical cost.

Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Proceeds from the Offering, net of $2.0 million of expenses related to the Offering, amounted to $134.8 million. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net proceeds retained by the Company have been used primarily to fund a loan to the Bank's employee stock ownership plan, repurchase Company shares in the open market and invest in interest-bearing debt obligations.

General

The Company's activities consist principally of investment activities and the holding of the Bank's stock. The Company's business operations are conducted primarily through the Bank. As a result, references to the Company in the following discussion generally refer to the consolidated operations of the Company and the Bank.

The Company's primary business is attracting retail deposits from the general public through its five full-service banking offices and investing those deposits and other borrowed funds primarily in real estate mortgage loans and various debt and equity securities. The Company also operates a loan production office in Worcester, Massachusetts that was opened in mid-1998. The Company emphasizes the origination of multi-family and commercial real estate mortgage loans. The Company's consolidated net income depends largely upon net interest income, which is the difference between interest income from loans and investments ("interest-earning assets") and interest expense on deposits and borrowed funds ("interest-bearing liabilities"). Net interest income is significantly affected by general economic conditions, policies established by the Federal Reserve Board and competition.

The following discussion contains forward-looking statements based on management's current expectations regarding economic, competitive, legislative and regulatory issues that may impact the Company's earnings in future periods. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Company's ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Company's lending areas, general and local economic conditions, competition, the Company's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements and changing regulatory requirements.

The discussion and analysis that follows focuses on the factors affecting the Company's consolidated financial condition at December 31, 1998 and 1997 and consolidated results of operations during 1998, 1997 and 1996. The consolidated financial statements and related notes appearing elsewhere in this annual report should be read in conjunction with this review.

Overview

The reorganization and stock offering completed on March 24, 1998 significantly affected the Company's consolidated financial statements. As of that date, $134.8 million of net proceeds from the sale of stock was added to the Company's equity. The reinvestment of those funds through December 31, 1998 contributed significantly to the increase in net income in 1998 over 1997 net income.

Earnings per share is not presented from March 24, 1998 through December 31, 1998 as the earnings per share calculation for that period is not meaningful. Earnings per share is not presented for the periods prior to the conversion to stock form since the Bank was a mutual savings bank and no stock was outstanding.

Financial Condition

Total assets increased by $177.9 million, or 25.4%, from $701.1 million at December 31, 1997 to $879.0 million at December 31, 1998. Asset growth was funded primarily from the net proceeds of the Offering completed on March 24, 1998 ($134.8 million), operating earnings, additional funds borrowed from the Federal Home Loan Bank of Boston ("FHLB") and a modest increase in deposits.

Initially, the net proceeds of the Offering were used primarily to acquire short-term investments (including money market loan participations) and debt obligations generally maturing in two years or less. Subsequently, the net proceeds were also used to fund part of the loan growth and purchase the Company's stock for the Bank's employee stock ownership plan ("ESOP") and buy-back program.

Securities available for sale and securities held to maturity amounted to $254.9 million, or 29.0%, of total assets at December 31, 1998 and $183.1 million, or 26.1%, of total assets at December 31, 1997. These investments were primarily in U.S. Government and Agency obligations (1998: $92.8 million; 1997: $82.3 million) and corporate obligations (1998: $125.2 million; 1997: $71.5 million). Most of these debt obligations mature within two years. In the second half of 1998, the Company increased its investment in corporate obligations as the yield on such investments widened in comparison to yields on U.S. Government obligations. The Company also purchased a modest amount ($6.0 million) of collateralized mortgage obligations with average maturities of about three years for yield enhancement. Securities available for sale also include marketable equity securities valued at $30.6 million at December 31, 1998 and $28.0 million at December 31, 1997. These amounts include net unrealized gains of $22.7 million and $21.9 million at those respective dates. The portfolio is comprised primarily of the stock of national and regional money center banks, Freddie Mac and utility companies.

Money market loan participations amounted to $44.3 million at December 31, 1998 and $24.0 million at December 31, 1997. The participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. The participations generally mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

Excluding money market loan participations, the loan portfolio increased by $76.1 million, or 16.1%, from $472.4 million at December 31, 1997 to $548.5 million at December 31, 1998. Of this increase, $53.8 million took place in the second half of 1998 as borrowers took advantage of a declining interest rate environment to refinance existing debt and increase their real estate borrowings. The loan growth (net of unadvanced funds) was primarily in the commercial real estate and multi-family mortgage loan segments of the portfolio. Commercial real estate mortgage loans increased $41.8 million to $190.3 million and multi-family mortgage loans increased $35.2 million to $250.6 million. One-to- four family mortgage loans declined by $4.6 million to $64.5 million.

Total deposits increased by $7.1 million, or 1.5%, from $482.3 million at December 31, 1997 to $489.4 million at December 31, 1998. It is estimated that deposits declined approximately $11 million in connection with the stock offering as some of the eligible depositors paid for their stock purchases by withdrawing funds from deposit accounts. The strength of the stock market and the low interest rate environment of the past two years has attracted some depositors to place funds in other financial instruments such as mutual funds and annuities.

The Company increased its borrowings from the FHLB from $69.3 million at December 31, 1997 to $94.4 million at December 31, 1998 as part of its efforts to manage interest rate risk. As loan customers have sought to lock in fixed rates for several years, the Company has extended its use of borrowings with maturities in the five year range.

The increase in stockholders' equity from $132.8 million at December 31, 1997 to $278.2 million at December 31, 1998 resulted primarily from the receipt of $134.8 million in net proceeds from the stock offering and net income of $19.2 million less funds used to pay two quarterly dividends of $0.05 each per share ($2.9 million) and purchase Company shares. On March 24, 1998, the Board of Directors approved an ESOP and authorized it to purchase up to 4% of the common stock sold in the stock offering, or 546,986 shares. As of December 31, 1998, 407,600 shares had been purchased in the open market at an aggregate cost of $5.2 million, or $12.88 per share. For the period ended December 31, 1998, 21,143 shares were committed to be released to employees. On October 20, 1998, the Company received regulatory approval to acquire 1,454,750 shares, or 5% of total common shares outstanding. The Board of Directors delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchases and the prices at which repurchases will be made. No time limit was established for completion of the program. As of December 31, 1998, the Company purchased 113,500 shares at an aggregate cost of $1.3 million, or $11.59 per share.

Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $23.2 million ($14.4 million on an after-tax basis) at December 31, 1998 and $22.0 million ($13.7 million on an after-tax basis) at December 31, 1997. The net increase is after realization of $2.8 million ($1.7 million on an after-tax basis) of gains from sales of marketable equity securities during 1998.


Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

                                                                                         December 31,
                                                                              ---------------------------------
                                                                                 1998                   1997
                                                                              ----------             ----------
                                                                                         (In thousands)
     Non-accrual loans:
       Mortgage loans:
          Commercial                                                          $      297             $      522
          One-to-four family                                                          --                    230
          Home equity                                                                 35                     51
                                                                              ----------             ----------
            Total non-accrual loans                                                  332                    803

     Other real estate owned, net of allowance
       for losses of $186 and $186, respectively                                   1,940                  2,373
                                                                              ----------             ----------
            Total non-performing assets                                       $    2,272             $    3,176
                                                                              ==========             ==========

     Restructured loans                                                       $       --             $    2,287
                                                                              ==========             ==========

     Allowance for loan losses                                                $   13,094             $   12,463
                                                                              ==========             ==========

                                                                                         December 31,
                                                                              ---------------------------------
                                                                                 1998                   1997
                                                                              ----------             ----------
     Allowance for loan losses as a percent
       of total loans                                                             2.21%                  2.51%
     Allowance for loan losses as a percent
       of total loans, excluding money market
       loan participations                                                        2.39                   2.64
     Non-accrual loans as a percent of total loans                                0.01                   0.16
     Non-performing assets as a percent of
       total assets                                                               0.26                   0.45


In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $1.4 million at December 31, 1998 and $2.2 million at December 31, 1997. None of the impaired loans at these dates required a specific allowance for impairment due primarily to prior charge-offs and/or the sufficiency of collateral values.

During 1998 and 1997, the Company charged off loans amounting to $1,000 and $6,000, respectively, and recovered $332,000 and $143,000, respectively, of loans charged off in prior years. Despite the low level of non-performing loans, the Company increased its allowance for loan losses by the amount of net loan recoveries and a provision of $300,000 charged to earnings in 1998 (none in 1997). Management deemed it prudent to increase the allowance in 1998 in light of the $76.1 million increase in net loans outstanding (exclusive of money market loan participations), most of which occurred in the higher risk categories of commercial real estate and multi-family mortgage loans.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Average Balance Sheets and Interest Rates

The following table sets forth certain information relating to the Bank for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                        Year ended December 31,
                                                               1998                                  1997
                                               ------------------------------------  ------------------------------------
                                                                           Average                               Average
                                                 Average                   yield/      Average                   yield/
                                                 balance    Interest(1)     Cost       balance    Interest(1)     Cost
                                               ----------   -----------    -------   -----------  -----------    --------
                                                                        (Dollars in thousands)
Assets:

   Interest-earning assets:
      Short-term investments................   $   38,585    $  2,104       5.45%    $     9,657   $    522        5.41%
      Debt securities (2)...................      204,489      12,109       5.92         147,282      8,873        6.02
      Equity securities (2).................       33,196       1,221       3.68          26,255      1,196        4.56
      Mortgage loans (3)(4).................      493,737      42,743       8.66         441,625     39,648        8.98
      Money market loan participations......       39,520       2,239       5.67          43,631      2,491        5.71
      Other commercial loans (3)............        7,495         647       8.63           6,201        625       10.08
      Consumer loans (3)....................        1,680         167       9.94           1,176        122       10.37
                                               ----------    --------                -----------   --------
         Total interest-earning assets......      818,702      61,230       7.48         675,827     53,477        7.91
                                                             --------     ------                   --------     -------
   Allowance for loan losses................      (12,613)                               (12,428)
   Non-interest earning assets..............       17,519                                 15,419
                                               ----------                            -----------
         Total assets.......................   $  823,608                            $   678,818
                                               ==========                            ===========

Liabilities and Stockholders' Equity:
   Interest-bearing liabilities:
      Deposits:
         NOW accounts.......................   $   39,766         617       1.55%    $    37,544        645        1.72%
         Savings accounts (5)...............       14,510         356       2.45          15,063        377        2.50
         Money market savings accounts......      164,134       6,350       3.87         158,578      6,109        3.85
         Certificate of deposit accounts....      246,970      13,601       5.51         260,893     14,569        5.58
                                               ----------    --------                -----------   --------
            Total deposits..................      465,380      20,924       4.50         472,078     21,700        4.60
      Borrowed funds........................       78,295       4,961       6.34          63,771      4,158        6.52
                                               ----------    --------                -----------   --------
            Total deposits and borrowed funds     543,675      25,885       4.76         535,849     25,858        4.83
      Stock offering proceeds                      11,000         275       2.50              --         --          --
                                               ----------    --------                -----------   --------
            Total interest-bearing liabilities    554,675      26,160       4.72         535,849     25,858        4.83
                                                             --------     ------                   --------     -------
   Non-interest-bearing demand
       checking accounts....................       11,908                                  9,890
   Other liabilities........................       14,075                                 10,343
                                               ----------                            -----------
            Total liabilities...............      580,658                                556,082
   Stockholders' equity.....................      242,950                                122,736
                                               ----------                            -----------
            Total liabilities and
                stockholders' equity........   $  823,608                            $   678,818
                                               ==========                            ===========
   Net interest income (tax equivalent
      basis)/interest rate spread (6).......                   35,070       2.76%                    27,619        3.08%
                                                                            =====                                  =====
   Less adjustment of tax exempt income.....                      255                                   260
                                                             --------                              --------
   Net interest income (4)..................                 $ 34,815                              $ 27,359
                                                             ========                              ========
   Net interest margin (7)..................                                4.28%                                  4.09%
                                                                            =====                                  =====


                                                               1996
                                               ------------------------------------
                                                                           Average
                                                 Average                   yield/
                                                 balance    Interest(1)     Cost
                                               ----------   -----------    --------
                                                      (Dollars in thousands)
Assets:

   Interest-earning assets:
      Short-term investments................   $   14,562    $    765       5.25%
      Debt securities (2)...................      135,039       8,115       6.01
      Equity securities (2).................       21,746       1,142       5.25
      Mortgage loans (3)(4).................      415,054      37,765       9.10
      Money market loan participations......       54,076       3,007       5.56
      Other commercial loans (3)............        3,792         345       9.10
      Consumer loans (3)....................        1,098         134      12.20
                                               ----------    --------
         Total interest-earning assets......      645,367      51,273       7.94
                                                             --------      -----
   Allowance for loan losses................      (12,319)
   Non-interest earning assets..............       15,863
                                               ----------
         Total assets.......................   $  648,911
                                               ==========

Liabilities and Stockholders' Equity:
   Interest-bearing liabilities:
      Deposits:
         NOW accounts.......................   $   37,095         641       1.73%
         Savings accounts (5)...............       17,302         426       2.46
         Money market savings accounts......      154,541       5,957       3.85
         Certificate of deposit accounts....      262,007      14,751       5.63
                                               ----------    --------
            Total deposits..................      470,945      21,775       4.62
      Borrowed funds........................       55,497       3,683       6.64
                                               ----------    --------
            Total deposits and borrowed funds     526,442      25,458       4.84
      Stock offering proceeds                          --          --         --
                                               ----------    --------
            Total interest-bearing liabilities    526,442      25,458       4.84
                                                             --------      -----
   Non-interest-bearing demand
       checking accounts....................        9,595
   Other liabilities........................        5,808
                                               ----------
            Total liabilities...............      541,845
   Stockholders' equity.....................      107,066
                                               ----------
            Total liabilities and
                stockholders' equity........   $  648,911
                                               ==========
   Net interest income (tax equivalent
      basis)/interest rate spread (6).......                   25,815       3.10%
                                                                            =====
   Less adjustment of tax exempt income.....                      254
                                                             --------
   Net interest income (4)..................                 $ 25,561
                                                             ========
   Net interest margin (7)..................                                4.00%
                                                                            =====

--------------------
(1) Tax exempt income on equity securities is included on a tax equivalent basis.
(2) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3)  Loans on non-accrual status are included in the average balance.
(4) Excluded from interest income for the years ended December 31, 1998 and 1997 is $444 and $908, respectively, collected from borrowers whose loans were on non-accrual and which relates to interest earned in periods prior to January 1, 1998 and 1997, respectively.
(5)  Savings accounts include interest-bearing mortgagors' escrow accounts.
(6) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

     Interest Rate Spread. Interest rate spread (the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities) declined from 3.10% in 1996 to 3.08% in 1997 and 2.76% in 1998. The more significant reduction in 1998 resulted from the mix of interest-earnings assets and a falling interest rate environment. Because of the impracticality of rapidly using the Offering proceeds to originate loans, a larger percent of earning assets were placed in short-term investments and other debt obligations in 1998 compared to 1997. A lower interest rate and flat yield curve environment in 1998 resulted in reduced yields on investment purchases, on new loan originations and on existing loans that were refinanced by borrowers seeking to reduce their carrying costs.

     Net Interest Margin. Net interest margin, which represents net interest income (on a tax equivalent basis), divided by interest-earning assets, increased from 4.00% in 1996 to 4.09% in 1997 and 4.28% in 1998. Despite reduced interest rate spreads, net interest margin climbed higher in 1997 and 1998 as a result of a greater percent of interest-earnings assets being funded by cost-free stockholders' equity (16.6% in 1996 compared to 18.2% in 1997 and 29.7% in 1998). Investment of the Offering proceeds caused much of the 1998 increase. Despite this favorable trend, net interest margin (on an annualized basis) declined to 4.26% in the fourth quarter of 1998 from 4.38% in the third quarter and 4.39% in the second quarter of 1998. The lower interest rate and flat yield curve environment referred to in the preceding paragraph caused most of the decline. Continuation of such an environment in 1999 will likely result in further reduction of the Company's net interest margin.

Rate/Volume Analysis

The following table presents, on a tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                            Year ended                             Year ended
                                                         December 31, 1998                      December 31, 1997
                                                            compared to                            compared to
                                                            year ended                             year ended
                                                         December 31, 1997                      December 31, 1996
                                               --------------------------------      -----------------------------------
                                                      Increase (decrease)                      Increase (decrease)
                                                             due to                                 due to
                                               --------------------------------      -----------------------------------
                                                Volume      Rate         Net          Volume         Rate          Net
                                               ---------  --------     --------      --------      --------       ------
                                                                              (In thousands)
   Interest income:
      Short-term investments................   $ 1,577    $      5     $  1,582      $   (265)     $     22       $ (243)
      Debt securities.......................     3,390        (154)       3,236           738            20          758
      Equity securities.....................       281        (256)          25           218          (164)          54
      Mortgage loans........................     4,550      (1,455)       3,095         2,391          (508)       1,883
      Money market loan participations......      (233)        (19)        (252)         (594)           78         (516)
      Other commercial loans................       119         (97)          22           239            41          280
      Consumer loans........................        50          (5)          45             9           (21)         (12)
                                               -------    --------     --------      --------      --------       ------
         Total interest income..............     9,734      (1,981)       7,753         2,736          (532)       2,204
                                               -------    --------     --------      --------      --------       ------

   Interest expense:
      Deposits:
         NOW accounts.......................        37         (65)         (28)            8            (4)           4
         Savings accounts...................       (14)         (7)         (21)          (56)            7          (49)
         Money market savings accounts......       215          26          241           156            (4)         152
         Certificate of deposit accounts....      (769)       (199)        (968)          (63)         (119)        (182)
                                               -------    --------     --------      --------      --------       ------
            Total deposits..................      (531)       (245)        (776)           45          (120)         (75)
      Borrowed funds........................       923        (120)         803           541           (66)         475
      Stock offering proceeds...............       275          --          275            --            --           --
                                               -------    --------     --------      --------      --------       ------
            Total interest expense..........       667        (365)         302           586          (186)         400
                                               -------    --------     --------      --------      --------       ------

   Net change in net interest income........   $ 9,067    $ (1,616)    $  7,451      $  2,150      $   (346)      $1,804
                                               =======    ========     ========      ========      ========       ======

Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income (the differential or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Company's primary source of revenue, interest rate risk is the most significant non-credit related market risk to which to Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company's assets and liabilities.

Interest rate risk is the exposure of the Company's net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company's Asset/Liability Committee, comprised of several members of senior management, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee reviews with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company's operating results, the Company's interest rate risk position and the effect subsequent changes in interest rates could have on the Company's future net interest income. The Committee is actively involved in the planning and budgeting process as well as in the setting of pricing for the Company's loan and deposit products.

The Committee manages interest rate risk through use of both earnings simulation and GAP analysis. Earnings simulation is based on actual cash flows and assumptions of management about future changes in interest rates and levels of activity (loan originations, loan prepayments and deposit flows). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management's assumptions ("Base Case") is compared to net interest income projections based on an immediate shift of 200 basis points upward or downward in the first year of the model ("Interest Rate Shock"). The following table indicates the estimated impact on net interest income over a one year period under scenarios of a 200 basis point change upward or downward as a percentage of Base Case earnings projections.

                                                                       Estimated Percentage Change
            Changes in Interest Rates (Basis Points)                   in Future Net Interest Income
            ----------------------------------------                   ------------------------------
            +200 over one year..............                                         (3.18)%
             Base Case......................                                            --
            -200 over one year..............                                         (2.81)%

The Company's interest rate risk policy states that an immediate 200 basis point change upward or downward should not negatively impact estimated net interest income over a one year period by more than 15%.

The results shown above are based on the assumption that there are no significant changes in the Company's operating environment and that interest rates will decrease modestly and gradually over the next year. Further, in the case of the 200 basis point downward adjustment, it was assumed that it would not be possible to reduce the rates paid on certain deposit accounts by 200 basis points. Instead, it was assumed that NOW accounts would be reduced by 50 basis points, savings accounts by 75 basis points and money market savings accounts by 138 basis points. There can be no assurance that the assumptions used will be validated in 1999.

GAP analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates. GAP analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities.

The table below shows the Company's interest rate sensitivity gap position as of December 31, 1998. NOW accounts, savings accounts and money market savings accounts are immediately withdrawable and the rates paid on such accounts can be changed at any time. Accordingly, they are included in the one year or less period even though management considers it unlikely that such deposits will be immediately withdrawn.

                                                                         At December 31, 1998
                                       ---------------------------------------------------------------------------------------
                                                                                       More            More            More
                                                          More          More           than            than            than
                                                        than one     than two          three           four            five
                                           One           year to      years to         years           years           years
                                          year             two          three         to four         to five         to ten
                                         or less          years         years          years           years           years
                                       ----------     ---------      ----------      ---------       ---------      ----------
                                                                        (Dollars in thousands)
Interest-earning assets(1):
   Short-term investments...........   $  22,660      $      --      $       --      $      --       $      --      $      --
    Weighted average rate...........        4.75%
   Debt and equity securities(2)....      99,458         97,836          22,173          6,352             840            397
    Weighted average rate...........        5.93%          5.70%           5.65%          6.14%           5.75%          7.22%
   Mortgage loans(3)................     200,065         77,782          54,959         68,463          72,174         61,639
    Weighted average rate...........        8.07%          7.86%           7.83%          8.10%           8.13%          7.93%
   Money market loan participations       44,300             --              --             --              --             --
    Weighted average rate...........        5.53%
   Other loans......................       5,254            686           2,317          1,223             702            119
    Weighted average rate...........        8.77%          9.20%           8.71%          8.71%           8.63%          8.77%
                                       ---------      ---------      ----------      ---------       ---------      ---------

   Total interest-earning assets....     371,737        176,304          79,449         76,038          73,716         62,155
    Weighted average rate...........        7.00%          6.67%           7.25%          7.95%           8.11%          7.93%
                                       ---------      ---------      ----------      ---------       ---------      ---------

Interest-bearing liabilities:
   NOW accounts.....................      42,950             --              --             --              --             --
    Weighted average rate...........        1.50%
   Saving Accounts (4)..............      13,144             --              --             --              --             --
    Weighted average rate...........        2.50%
   Money Market savings accounts....     173,173             --              --             --              --             --
    Weighted average rate...........        3.89%
   Certificate of deposit...........     194,628         31,737          12,197          5,705           3,787             --
    Weighted average rate...........        5.22%          6.03%           5.77%          6.15%           5.70%
   Borrowed funds...................      11,550          9,400           9,350         15,300          30,750         18,000
    Weighted average rate...........        6.79%          6.24%           6.66%          6.32%           5.29%          6.06%
                                       ---------      ---------      ----------      ---------       ---------      ---------

   Total interest-bearing liabilities    435,445         41,137          21,547         21,005          34,537         18,000
    Weighted average rate...........        4.28%          6.08%           6.16%          6.27%           5.33%          6.06%
                                       ---------      ---------      ----------      ---------       ---------      ---------

Interest sensitivity gap(5).........     (63,708)       135,167          57,902         55,033          39,179         44,155
Impact of interest rate swap........       5,000             --              --             --              --         (5,000)
    Weighted average rate...........        5.34%                                                                        5.94%
                                       ---------      ---------      ----------      ---------       ---------      ---------

Adjusted interest sensitivity gap...   $ (58,708)     $ 135,167      $   57,902      $  55,033       $  39,179      $  39,155
                                       =========      =========      ==========      =========       =========      =========

Cumulative interest sensitivity gap.   $ (58,708)     $  76,459      $  134,361      $ 189,394       $ 228,573      $ 267,728
                                       =========      =========      ==========      =========       =========      =========

Cumulative interest sensitivity gap
   as a percentage of total assets..       (6.68)%         8.70%          15.29%         21.55%          26.00%         30.46%

Cumulative interest sensitivity
   gap as a percentage of total
   interest-earning assets..........       (6.95)%         9.05%          15.91%         22.42%          27.06%         31.70%





                                          More
                                          than
                                        ten years       Total
                                       ----------     ---------
                                        (Dollars in thousands)
Interest-earning assets(1):
   Short-term investments...........   $      --      $   22,660
    Weighted average rate...........
   Debt and equity securities(2)....         720        227,776
    Weighted average rate...........        8.08%
   Mortgage loans(3)................       4,457        539,539
    Weighted average rate...........        8.48%
   Money market loan participations           --         44,300
    Weighted average rate...........
   Other loans......................          --         10,301
    Weighted average rate...........
                                       ---------      ---------

   Total interest-earning assets....       5,177        844,576
    Weighted average rate...........        8.42%
                                       ---------      ---------

Interest-bearing liabilities:
   NOW accounts.....................          --         42,950
    Weighted average rate...........
   Savings accounts (4).............          --         13,144
    Weighted average rate...........
   Money Market savings accounts....          --        173,173
    Weighted average rate...........
   Certificate of deposit...........          --        248,054
    Weighted average rate...........
   Borrowed funds...................          --         94,350
    Weighted average rate...........
                                       ---------      ---------

   Total interest-bearing liabilities         --        571,671
    Weighted average rate...........
                                       ---------      ---------

Interest sensitivity gap(5).........       5,177        272,905
Impact of interest rate swap........          --             --
    Weighted average rate...........
                                       ---------      ---------

Adjusted interest sensitivity gap...   $   5,177      $ 272,905
                                       =========      =========

Cumulative interest sensitivity gap.   $ 272,905
                                       =========

Cumulative interest sensitivity gap
   as a percentage of total assets..       31.05%

Cumulative interest sensitivity
   gap as a percentage of total
   interest-earning assets..........       32.31%

-----------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2) Debt and equity securities include all debt securities and $4 million of auction rate preferred stock, the maturities of which have been assumed to be the date on which they are next auctioned. All other marketable equity securities and restricted equity securities are excluded.
(3) For purposes of the gap analysis, the allowance for loan losses, deferred loan fees, unearned discounts and non-performing loans have been excluded.
(4)  Savings accounts include interest-bearing mortgagors' escrow accounts.
(5) Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

The Company's cumulative interest sensitivity gap of assets and liabilities with expected maturities of more than five years grew from approximately $9.7 million, or 1.4% of total assets, at December 31, 1997 to $44.3 million, or 5.0% of total assets, at December 31, 1998. The increase resulted from having a significant part of the Company's loan originations and refinancings (notably in the second half of the year) underwritten at fixed rates for periods of five years or more. A lower interest rate environment prompted borrowers to seek fixed rate rather than adjustable rate financing. Competitive market factors precluded the Company from making adjustable rate loans. While the amount of added interest rate risk from fixed rate loans originated in 1998 is within tolerable limits, management recognizes that continuation of fixed rate loan production increasingly exposes the Company's earnings to changes in the interest rate environment. Further use of fixed rate borrowings from the FHLB for extended periods of time and swap agreements will be considered by management to mitigate interest rate risk if market conditions so warrant.

     Other Market Risks. Included in the Company's investment portfolio at December 31, 1998 are equity securities with a market value of $30.6 million. Included in that amount are net unrealized gains of $22.7 million. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

Comparison of Operating Results For the Years Ended December 31, 1998 and December 31, 1997

     General. Net income for the year ended December 31, 1998 was $19.2 million, an increase of $5.4 million, or 39.5%, as compared to $13.7 million for the year ended December 31, 1997. The increase was attributable primarily to higher net interest income of $7.0 million and $2.8 million more in gains from sales of securities, partially offset by $3.5 million more in income tax expense, $300,000 in provision for loan losses and $641,000 in higher compensation and employee benefits expense. Much of the increase in net interest income resulted from investment of the $134.8 million of net proceeds from the sale of stock in March 1998 and growth in the loan portfolio.

     Interest Income. Interest income for the year ended December 31, 1998 was $61.4 million compared to $54.1 million for the year ended December 31, 1997, an increase of $7.3 million, or 13.5%. A 21.1% growth in average interest-earning assets from $675.8 million in 1997 to $818.7 million in 1998 contributed $9.7 million of additional interest income. Partially offsetting this amount was a $2.0 million reduction in interest income resulting from a 43 basis point decline in the average yield on interest-earning assets from 7.91% in 1997 to 7.48% in 1998. The reduction resulted from the mix of the interest-earning assets and continuation of a declining interest rate environment. In 1998, mortgage loans as a percent of total interest-earning assets declined to 60% compared to 65% in 1997, despite a $52.1 million, or 11.8%, increase in average mortgage loans outstanding between the two years. The average yield on mortgage loans declined from 8.98% in 1997 to 8.66% in 1998 as new loans were originated and borrowers refinanced existing loans at lower rates. Three downward adjustments of 25 basis points each by the Federal Reserve Board in the fourth quarter of 1998 reduced interest income from loans tied to a prime rate index by approximately $125,000. These rate adjustments will cause a reduction in interest income in 1999 on approximately $82 million of mortgage loans tied to prime. Average balances of short-term investments and other debt obligations were $82.0 million, or 40.9%, higher in 1998 than in 1997 as a result of investment of the net proceeds from the sale of stock. Management will seek to reduce the percent of assets maintained in these categories by emphasizing growth of the loan portfolio. Achievement of this objective will depend greatly on continuation of favorable economic trends.

           Interest Expense. Interest expense for the year ended December 31, 1998 was $26.2 million compared to $25.9 million for the year ended December 31, 1997, an increase of $302,000, or 1.2%. Interest paid on deposits (excluding interest paid in connection with the stock offering) was $776,000, or 3.6% less in 1998 than in 1997 as a result of a $6.7 million, or 1.4%, decline in the average balance of deposits and a 10 basis point decline (from 4.60% to 4.50%) in the average rate paid on deposits. Part of the decline in deposits resulted from withdrawals by eligible depositors to pay for stock purchased in the stock offering. The average balance of stock offering proceeds in 1998 on which the Company paid interest at an annual rate of 2.50% was $11.0 million. The Company increased its average borrowings from the FHLB from $63.8 million in 1997 to $78.3 million in 1998 as part of its management of interest rate risk resulting from the origination and refinancing of multi-family and commercial real estate mortgage loans at fixed rates for certain time intervals. Partially offsetting the added cost resulting from increased borrowings was a reduction in the average rate paid on borrowed funds from 6.52% in 1997 to 6.34% in 1998.

     Provision for Loan Losses. The Company provided $300,000 for loan losses in 1998 compared to none in 1997. As previously discussed, the provision was made in light of the significant growth in the higher risk categories of the loan portfolio.

     Non-Interest Income. Non-interest income increased from $1.2 million for the year ended December 31, 1997 to $4.2 million for the year ended December 31, 1998, primarily as a result of greater gains from sales of marketable equity securities ($2.8 million in 1998 and $74,000 in 1997). The remainder of non-interest income is comprised of service fees and charges and net income from other real estate owned activity. Such sources of income increased by $271,000 in 1998 compared to 1997 primarily as a result of higher loan prepayment and penalty fees.

     Non-Interest Expense. Non-interest expense increased by $807,000, or 9.6%, from $8.4 million for the year ended December 31, 1997 to $9.2 million for the year ended December 31, 1998. Of this increase, $641,000 related to compensation and employee benefits, which rose 12.6% to $5.7 million in 1998. Adoption of an ESOP resulted in $291,000 of expense in 1998 compared to none in 1997. The remainder of the increase in compensation and employee benefits was attributable primarily to the hiring of additional loan officers, a residential mortgage loan originator and other personnel. Equipment and data processing expense increased from $1.1 million in 1997 to $1.2 million in 1998 primarily as a result of $130,000 of expense incurred in 1998 (none in 1997) in connection with the Company's efforts to address Year 2000 compliance issues. In 1997, data processing expense was higher as a result of conversion to a new data processing service bureau computer system. Advertising and marketing expenses increased by $72,000, or 21.3%, in 1998 compared to 1997 as the Company expanded promotion of its products and services and incurred higher annual financial report costs. Other operating expenses remained stable in 1998 in comparison to 1997.

     Income Taxes. Total income tax expense for the year ended December 31, 1998 was $10.8 million compared to $7.3 million for the year ended December 31, 1997, resulting in effective tax rates of 36.1% and 34.8% for the respective years. The Company paid a lower federal tax rate in 1997 because its taxable earnings for the tax year ended October 31, 1997 were below the threshold at which the maximum federal rate had to be applied. The rate of state income taxes was low in both years because of the utilization of a real estate investment trust subsidiary and investment security subsidiaries.

Comparison of Operating Results For the Years Ended December 31, 1997 and December 31, 1996

     General. Net income for the year ended December 31, 1997 was $13.7 million, an increase of $1.8 million, or 15.0%, as compared to $11.9 million for the year ended December 31, 1996. The increase was attributable to higher net interest income of $2.7 million and a $424,000 decrease in income tax expense resulting from a lower effective income tax rate, partially offset by a $661,000 increase in non-interest expense due to higher operating costs and a $675,000 decline in non-interest income due in part to $390,000 less in gains from sales of securities. The increase in net interest income was due primarily to growth in average interest-earning assets and receipt of $908,000 in interest from a borrower whose loans were on non-accrual and which related to interest earned in periods prior to 1997.

     Interest Income. Interest income for the year ended December 31,1997 was $54.1 million compared to $51.0 million for the year ended December 31, 1996, an increase of $3.1 million, or 6.1%. Excluding the receipt of $908,000 in interest income referred to in the preceding paragraph, the rate of increase over the prior year was 4.3%. Subsequent comments on income from lending activities in 1997 exclude the effect of the $908,000. Substantially all of the increase in interest income resulted from growth in average interest-earning assets of $30.5 million, or 4.7%. The principal areas of growth related to mortgage loans (up $26.6 million, or 6.4%) and debt securities (up $12.2 million, or 9.1%). Most of the mortgage loan growth resulted from originations of one-to-four family, multi-family and commercial real estate loans. The increase in debt securities resulted from a decision to shift some of the Bank's liquid funds placed in short-term investments and money market loan participations into debt securities so as to improve asset yield.

     Interest Expense. Interest expense for the year ended December 31, 1997 was $25.9 million compared to $25.5 million for the year ended December 31, 1996, an increase of $400,000, or 1.6%. This increase resulted primarily from a higher average balance of interest-bearing liabilities ($9.4 million, or 1.8%) as the average rate paid on such liabilities declined by 1 basis point. Average interest-bearing deposit balances increased modestly ($1.1 million, or 0.2%) as a continued low rate environment made it difficult to attract deposits. The Bank increased its borrowings from the FHLB as part of its management of interest rate risk resulting from the origination and refinancing of multi-family and commercial real estate mortgage loans at fixed rates for certain time intervals. Interest expense on borrowed funds increased $475,000, or 12.9%, for the year ended December 31, 1997 due to an $8.3 million, or 14.9%, increase in the average balance of such funds to $63.8 million, which was partially offset by a 12 basis point reduction in the average rate paid on borrowed funds to 6.52% in 1997 compared to 6.64% in1996.

     Provision for Loan Losses. The Bank did not provide for loan losses in 1997 and 1996 based on continuation of favorable trends in the various factors considered by management in evaluating the adequacy of the Bank's allowance for loan losses. Non-performing loans amounted to $803,000, or 0.16%, of total loans at December 31, 1997 and $1.3 million, or 0.28%, at December 31, 1996. At those respective dates, the allowance for loan losses was $12.5 million and $12.3 million, or 2.51% and 2.56% of total loans outstanding.

     Non-Interest Income. Non-interest income is comprised of fees and charges for Bank services, gains or losses from sales of assets, other real estate owned activity and other income resulting from miscellaneous transactions. Total non-interest income was $1.2 million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996, a decrease of $675,000, or 36.7%. The decrease resulted primarily from a $165,000 reduction in Bank fees and services, less gains from sales of marketable equity securities ($74,000 in 1997 compared to $464,000 in 1996) and a $61,000 reduction in income from other real estate owned activities. The decrease in Bank fees and services resulted primarily from less fees from loan prepayments and late payments.

     Non-Interest Expense. Non-interest expense increased by $661,000, or 8.6%, from $7.7 million for the year ended December 31, 1996 to $8.4 million for the year ended December 31, 1997. Of this increase, $568,000 related to compensation and employee benefits, which rose 12.6% to $5.1 million for the year ended December 31, 1997. The higher level of compensation and employee benefits was attributable to several factors: the addition of a chief financial officer and another commercial loan officer, increased use of temporary personnel from an outside agency because of personnel turnover, increased accruals for supplemental executive retirement costs and bonuses, a one-time charge for compensation-related costs pertaining to the creation of a real estate investment trust, increased personnel benefit costs and increased personnel training in connection with conversion to a new computer system.

     Occupancy expense increased $74,000, or 11.8 %, to $701,000 for the year ended December 31, 1997 as a result of branch lease renewals at higher annual rental charges and the cost of refurbishings at the main office of the Bank. Equipment and data processing expense increased from $940,000 in 1996 to $1.1 million in 1997 primarily as a result of higher depreciation expense on new equipment put into use in connection with the Bank's conversion to a data processing service bureau computer system. Other operating expense categories did not change significantly between 1997 and 1996 except for an increase of $60,000 in FDIC deposit insurance premiums and a decrease of $126,000 in professional fees for legal and advisory services.

     Income Taxes. Total income tax expense for the year ended December 31, 1997 was $7.3 million compared to $7.8 million for the year ended December 31, 1996, resulting in effective tax rates of 34.8% and 39.4% for the respective years. The lower effective tax rate resulted from creation of a real estate investment trust and continued utilization of a securities investment subsidiary to substantially reduce state income taxes. The rate of federal income tax is slightly less than the statutory rate as a result of the exemption of part of the Bank's dividend income on equity securities from taxable income.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and debt securities and borrowings from the FHLB. In March 1998, $134.8 million of net proceeds from the Offering added significantly to the funds available to the Company for use in conducting its business. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

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

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the year ended December 31, 1998, the Company repaid advances of $24.9 million and obtained new advances of $50.0 million. Total advances outstanding at December 31, 1998 amounted to $94.4 million.

The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At December 31, 1998, such assets amounted to $98.6 million, or 11.2% of total assets.

At December 31,1998, the Company and the Bank exceeded all regulatory capital requirements. The Bank's Tier I capital was $204.0 million, or 25.9% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Year 2000 ("Y2K") Compliance

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calender dates as two-digit rather than four-digit numbers. These software programs record the year 1998 as "98." This approach will work until the Year 2000 when "00" may be read as 1900 instead of 2000.

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

     Step 3. Assessment and Planning. The Y2000 team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of its vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is substantially completed. Satisfactory responses have been received from most of the Company's vendors.

     Step 4. Correction and Testing. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. Most of the testing and corrections has taken place. This step is substantially completed. The monitoring of certain non-IT vendors will continue into 1999.

     Step 5. Implementation. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is substantially completed. Contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non- IT vendors is in the process of being addressed. Such plans are expected to be completed in the first quarter of 1999.

                                    * * * * *

The Company's efforts to become Y2K compliant are being monitored by its banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

The Company expensed $130,000 during the year ended December 31, 1998 and expects to incur a lesser amount of costs in 1999 to become Y2K compliant. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.

New Accounting Pronouncements

See note 1 to the consolidated financial statements for information concerning new accounting pronouncements. It is not anticipated that such pronouncements will have a significant impact on the Company's financial position or results of operations.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Brookline Bancorp, Inc.:

           We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                              GRANT THORNTON LLP

Boston, Massachusetts
January 19, 1999

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                December 31,
                                                                                   ---------------------------------
                                                                                       1998                  1997
                                                                                   -------------        ------------
                                          ASSETS
Cash and due from banks..................................................          $       6,657        $      8,843
Short-term investments...................................................                 22,660              11,670
Securities available for sale............................................                133,529             117,637
Securities held to maturity (market value of $122,043
   and $65,600, respectively)............................................                121,390              65,444
Restricted equity securities.............................................                  5,174               3,721
Loans, excluding money market loan participations........................                548,558             472,412
Money market loan participations.........................................                 44,300              24,000
Allowance for loan losses................................................                (13,094)            (12,463)
                                                                                    ------------         -----------
      Net loans..........................................................                579,764             483,949
                                                                                    ------------         -----------
Accrued interest receivable..............................................                  6,457               5,240
Bank premises and equipment, net.........................................                  1,184               1,361
Other real estate owned, net.............................................                  1,940               2,373
Other assets.............................................................                    272                 881
                                                                                    ------------         -----------
      Total assets.......................................................           $    879,027         $   701,119
                                                                                    ============         ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.................................................................           $    489,370         $   482,304
Borrowed funds...........................................................                 94,350              69,265
Mortgagors' escrow accounts..............................................                  3,308               2,896
Income taxes payable.....................................................                  5,843               5,901
Deferred income tax liability, net.......................................                  2,045               2,041
Accrued expenses and other liabilities...................................                  5,889               5,955
                                                                                    ------------         -----------
      Total liabilities..................................................                600,805             568,362
                                                                                    ------------         -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
      none issued........................................................                     --                  --
   Common stock, $.01 par value; 45,000,000 shares authorized,
      29,095,000 shares issued...........................................                    291                  --
   Additional paid-in capital............................................                134,490                  --
   Retained earnings.....................................................                135,282             119,018
   Accumulated other comprehensive income................................                 14,416              13,739
   Treasury stock, at cost - 113,500 shares and
      none, respectively.................................................                 (1,316)                 --
   Unallocated common stock held by ESOP - 386,457 shares
      and none, respectively.............................................                 (4,941)                 --
                                                                                    ------------         -----------
         Total stockholders' equity......................................                278,222             132,757
                                                                                    ------------         -----------
         Total liabilities and stockholders' equity......................              $ 879,027           $ 701,119
                                                                                    ============         ===========


See accompanying notes to the consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                                                                            Year ended December 31,
                                                                             ---------------------------------------------------
                                                                                1998                1997                 1996
                                                                             ----------          -----------          ----------
Interest income:
   Loans, excluding money market loan participations..............           $   44,001          $    41,303          $   38,245
   Money market loan participations...............................                2,239                2,491               3,006
   Debt securities................................................               12,109                8,873               8,115
   Marketable equity securities...................................                  695                  715                 697
   Restricted equity securities...................................                  271                  220                 191
   Short-term investments.........................................                2,104                  523                 765
                                                                             ----------          -----------          ----------
      Total interest income.......................................               61,419               54,125              51,019
                                                                             ----------          -----------          ----------

Interest expense:
   Deposits.......................................................               21,199               21,700              21,775
   Borrowed funds.................................................                4,961                4,158               3,683
                                                                             ----------          -----------          ----------
      Total interest expense .....................................               26,160               25,858              25,458
                                                                             ----------          -----------          ----------
Net interest income...............................................               35,259               28,267              25,561
Provision for loan losses.........................................                  300                   --                  --
                                                                             ----------          -----------          ----------
      Net interest income after provision for loan losses.........               34,959               28,267              25,561
                                                                             ----------          -----------          ----------
Non-interest income:
   Fees and charges...............................................                1,095                  792                 957
   Gains on sales of securities, net..............................                2,843                   74                 464
   Other real estate owned income, net............................                  251                  238                 299
   Other income...................................................                   16                   61                 120
                                                                             ----------          -----------          ----------
      Total non-interest income...................................                4,205                1,165               1,840
                                                                             ----------          -----------          ----------

Non-interest expense:
   Compensation and employee benefits.............................                5,722                5,081               4,513
   Occupancy......................................................                  694                  701                 627
   Equipment and data processing..................................                1,186                1,116                 940
   Advertising and marketing......................................                  410                  338                 319
   Deposit insurance premiums.....................................                   70                   71                  11
   Other..........................................................                1,099                1,067               1,303
                                                                             ----------          -----------          ----------
      Total non-interest expense..................................                9,181                8,374               7,713
                                                                             ----------          -----------          ----------

Income before income taxes........................................               29,983               21,058              19,688
Provision for income taxes........................................               10,831                7,327               7,751
                                                                             ----------          -----------          ----------
      Net income..................................................           $   19,152          $    13,731          $   11,937
                                                                             ==========          ===========          ==========

Basic and diluted earnings per share..............................               NM                       --                  --
Weighted average common shares outstanding - basic
      and diluted.................................................               NM                       --                  --


See accompanying notes to the consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                                Year ended December 31,
                                                                            ---------------------------------------------------
                                                                               1998                1997                 1996
                                                                            ----------          -----------          ----------
   Net income...........................................................    $   19,152          $    13,731          $   11,937
                                                                            ----------          -----------          ----------

   Other comprehensive income, net of taxes:
      Unrealized holding gains..........................................         4,007                8,424               2,702
      Income tax expense................................................         1,617                3,297                 961
                                                                            ----------          -----------          ----------
         Net unrealized holding gains...................................         2,390                5,127               1,741
                                                                            ----------          -----------          ----------


   Less reclassification adjustment for gains included in net income:
      Realized gains....................................................         2,843                   74                 464
      Income tax expense................................................         1,130                   26                 150
                                                                            ----------          -----------          ----------
         Net reclassification adjustment................................         1,713                   48                 314
                                                                            ----------          -----------          ----------

         Total other comprehensive income...............................           677                5,079               1,427
                                                                            ----------          -----------          ----------

   Comprehensive income.................................................    $   19,829          $    18,810          $   13,364
                                                                            ==========          ===========          ==========

See accompanying notes to the consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                                                        Accumulated
                                                        Additional                        other
                                             Common     paid-in        Retained        comprehensive      Treasury
                                              stock      capital       earnings           income           stock
                                           ----------   ----------   ------------   -----------------  -------------
Balance at December 31, 1995............     $ --        $     --     $ 93,350           $ 7,233          $    --

Net income..............................       --              --       11,937                --               --

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment..........       --              --           --             1,427               --
                                           ----------   -----------   -----------       ----------       ----------

Balance at December 31, 1996............       --              --      105,287             8,660               --

Net income..............................       --              --       13,731                --               --

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment..........       --              --           --             5,079               --
                                           ----------   -----------   -----------       ----------       ----------

Balance at December 31, 1997............       --              --      119,018            13,739               --

Net income..............................       --              --       19,152                --               --

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment..........       --              --           --               677               --

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares)............      291         134,499           --                --               --

Common stock dividend
   of $0.10 per share...................       --              --       (2,888)               --               --

Treasury stock purchases
   (113,500 shares).....................       --              --           --                --           (1,316)

Common stock acquired by
   ESOP (407,600 shares)................       --              --           --                --               --

Common stock held by ESOP
   committed to be released
   (21,143 shares)......................       --              (9)          --                --               --
                                           ----------   -----------   -----------       ----------       ----------
Balance at December 31, 1998............     $291        $134,490     $135,282           $14,416          $(1,316)
                                           ==========   ===========   ===========       ==========       ==========


                                              Unallocated
                                                common
                                                 stock           Total
                                                held by       stockholders'
                                                 ESOP            equity
                                            ---------------  --------------
Balance at December 31, 1995............         $    --        $100,583

Net income..............................              --          11,937

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment..........              --           1,427
                                               ------------     -----------

Balance at December 31, 1996............              --         113,947

Net income..............................              --          13,731

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment..........              --           5,079
                                               ------------     -----------

Balance at December 31, 1997............              --         132,757

Net income..............................              --          19,152

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment..........              --             677

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares)............              --         134,790

Common stock dividend
   of $0.10 per share...................              --          (2,888)

Treasury stock purchases
   (113,500 shares).....................              --          (1,316)

Common stock acquired by
   ESOP (407,600 shares)................          (5,248)         (5,248)

Common stock held by ESOP
   committed to be released
   (21,143 shares)......................             307             298
                                               ------------     -----------
Balance at December 31, 1998............         $(4,941)       $278,222
                                               ============     ===========


See accompanying notes to the consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Year ended December 31,
                                                                              -----------------------------------
                                                                                 1998         1997         1996
                                                                              ---------     --------     --------
Cash flows from operating activities:
   Net income...........................................................      $  19,152     $ 13,731     $ 11,937
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses......................................            300           --           --
         Depreciation and amortization..................................            462          450          261
         Amortization, net of accretion, of securities premiums
            and discounts...............................................          1,021          633          526
         Accretion of deferred loan origination fees
            and unearned discounts......................................           (529)        (592)        (619)
         Net gains from sales of securities.............................         (2,843)         (74)        (464)
         Net gains from sales of other real estate owned................            (22)         (12)        (149)
         Deferred income taxes..........................................           (482)        (302)          21
         Release of ESOP shares.........................................            298           --           --
         (Increase) decrease in:
            Accrued interest receivable.................................         (1,217)        (134)         487
            Other assets................................................            609         (202)           6
         Increase (decrease) in:
            Income taxes payable........................................            (58)       4,450         (640)
            Accrued expenses and other liabilities......................            (66)       1,671          330
                                                                              ---------     --------     --------
               Net cash provided by operating activities................         16,625       19,619       11,696
                                                                              ---------     --------     --------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale.................          3,687          752        2,712
   Proceeds from redemptions and maturities of securities
      available for sale................................................         47,858       50,956       25,583
   Proceeds from redemptions and maturities of securities
      held to maturity..................................................         21,252       21,693      110,400
   Purchase of securities available for sale............................        (63,652)     (43,651)     (61,316)
   Purchase of securities held to maturity..............................        (77,998)     (46,049)     (63,077)
   Purchase of Federal Home Loan Bank of Boston stock...................         (1,453)        (240)        (613)
   Net increase in loans................................................        (76,977)     (45,883)     (28,644)
   Proceeds from sales of participations in loans.......................          1,691        1,198        5,965
   Purchase of bank premises and equipment..............................           (251)        (344)        (570)
   Capital expenditures on other real estate owned......................           (129)         (88)         (17)
   Proceeds from sales of other real estate owned.......................            550          158        1,284
                                                                              ---------     --------     --------

            Net cash used for investing activities......................       (145,422)     (61,498)      (8,293)
                                                                              ---------     --------     --------

(Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

                                                                                        Year ended December 31,
                                                                              -----------------------------------
                                                                                 1998         1997         1996
                                                                              ---------     --------     --------

Cash flows from financing activities:
   Increase in demand deposits and NOW, savings and
      money market savings accounts.....................................         15,097        3,982        8,918
   Increase (decrease) in certificates of deposit.......................         (8,031)      (5,694)         883
   Proceeds from Federal Home Loan Bank of Boston advances..............         49,950       25,792       22,796
   Repayment of Federal Home Loan Bank of Boston advances...............        (24,865)     (17,092)     (11,896)
   Increase in mortgagors' escrow accounts..............................            412          119          403
   Net proceeds from issuance of common stock...........................        134,790           --           --
   Purchase of common stock for ESOP....................................         (5,248)          --           --
   Purchase of treasury stock...........................................         (1,316)          --           --
   Payment of common stock dividends....................................         (2,888)          --           --
                                                                              ---------     --------     --------
               Net cash provided by financing activities................        157,901        7,107       21,104
                                                                              ---------     --------     --------

Net increase (decrease) in cash and cash equivalents....................         29,104      (34,772)      24,507
Cash and cash equivalents at beginning of period........................         44,513       79,285       54,778
                                                                              ---------     --------     --------
Cash and cash equivalents at end of period..............................      $  73,617     $ 44,513     $ 79,285
                                                                              =========     ========     ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits and borrowed funds...........................      $  26,039     $ 25,813     $ 26,491
      Income taxes......................................................         11,363        3,309        8,361
   Non-cash activities:
      Transfers from loans to other real estate owned...................             --          728        1,096


See accompanying notes to the consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies and Related Matters

As part of a reorganization and stock offering completed on March 24, 1998 and described more fully in note 2, Brookline Bancorp, Inc. (the "Company") was formed as a Massachusetts corporation and parent of Brookline Savings Bank (the "Bank").

The Company operates five full service banking offices located in Brookline, Massachusetts. Its primary activities include acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate located principally in Massachusetts, and investment in debt and equity securities. The Company is subject to competition from other financial and non-financial institutions and is supervised and regulated by the Board of Governors of the Federal Reserve System. As a Massachusetts chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and the Deposit Insurance Fund ("DIF"), the activities of the Bank are subject to regulation, supervision and examination by the FDIC, the Office of the Massachusetts Commissioner of Banks and the DIF.

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Brookline Securities Corp. ("BSC"). The Bank includes its wholly-owned subsidiaries, 160 Associates, Inc. ("Associates") and BBS Investment Corporation ("BBS"). BSC and BBS are engaged in buying, selling and holding investment securities. Associates is engaged in marketing services at immaterial levels of activity. In 1997, Brookline Preferred Capital Corporation ("BPCC") was established as a 99.9% owned subsidiary of Associates. BPCC is a real estate investment trust that owns and manages real estate mortgage loans originated by the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

Certain amounts in the prior years' consolidated financial statements were reclassified to permit comparison with the current year.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

Securities

Marketable equity securities and debt securities are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of securities at the time of purchase.

Trading account securities are carried at estimated fair value with unrealized gains and losses included in earnings. None of the securities purchased by the Company have been classified as trading account securities.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates or other business factors. Securities available for sale are carried at estimated fair value. Unrealized gains (losses), net of related income taxes, are included in the "accumulated other comprehensive income" component of stockholders' equity. Restricted equity securities are carried at cost.

Premiums and discounts on debt securities are amortized to expense and accreted to income over the estimated life of the respective security using a method which approximates the interest method. Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method. Security valuations are reviewed and evaluated periodically by management. If the decline in the value of any security is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to income.

Loans

Loans are reported at the principal amount outstanding, reduced by net deferred loan origination fees, unearned discounts and unadvanced funds due mortgagors on uncompleted loans.

Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method. Deferred amounts are recognized for fixed rate loans over the contractual life of the loans and for adjustable rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at origination date.

Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes past due 90 days. All interest previously accrued and not collected is reversed against interest income. Interest payments received on non-accrual and impaired loans are recognized as income unless further collections are doubtful, in which case the payments are applied as a reduction of principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance (generally six months) has been achieved.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. Impaired loans are measured and reported based on one of three methods: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is based on a periodic analysis of the loan portfolio by management of the amount deemed necessary to adequately provide for losses in the loan portfolio. Factors considered in making the evaluation include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral, and trends in loan delinquencies and charge-offs. Provisions for losses are charged to income. Loans are charged off against the allowance when the collectibility of principal is unlikely. Recoveries of loans previously charged off are credited to the allowance.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

Bank Premises and Equipment

Bank premises and equipment are carried at cost less accumulated depreciation and amortization, except for land which is carried at cost. Bank premises and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvements.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Such properties are recorded initially at estimated fair value less costs to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. An allowance for losses on other real estate owned is established by a charge to income when, upon periodic evaluation by management, further declines in the estimated fair value of properties have occurred. Such evaluations are based on an analysis of individual properties as well as a general assessment of current real estate market conditions.

Holding costs and rental income on properties are included in current operations while certain costs to improve such properties are capitalized. Gains and losses from the sale of properties are reflected in operating results when realized.

Pension and Postretirement Benefits

The Company accounts for pension and postretirement benefits on the net periodic cost method. This method recognizes the compensation cost of employee benefits over each employee's estimated service life. Pension costs are funded based on the maximum amount that can be deducted for federal income tax purposes.

Employees' Stock Ownership Plan ("ESOP")

The Company recognizes compensation expense equal to the fair value of ESOP shares during the period they are committed to be released.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. ESOP shares committed to be released are considered outstanding while unallocated ESOP shares are not considered outstanding. Diluted earnings per share is the same as basic earnings per share since the Company did not have any stock option plans in effect as of December 31,

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

1998. The Company expects to submit a stock option plan for the approval of stockholders at its annual meeting in April 1999.

Earnings per share is not presented for the period from March 24, 1998 (the date of conversion to a stock company) through December 31, 1998 as the earnings per share calculation for that period is not meaningful. Earnings per share is not presented for the periods prior to the conversion to stock form since the Bank was a mutual savings bank and no stock was outstanding.

New Accounting Pronouncements

Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standards (" SFAS") No. 125, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Adoption of SFAS No. 125 and SFAS No. 127 in 1998 did not have a significant effect on the Company's financial position or results of operations.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for the Company's 1998 financial statements. The Company's disclosures comply with the provisions of this Statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company's financial statements comply with the provisions of this Statement.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's 1998 financial statements. This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for the Company's 1998 financial statements. This Statement standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company's disclosures comply with the provisions of this Statement.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt this Statement effective January 1, 2000. Through December 31, 1998, the Company's use of derivative instruments has not been material.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(2) Reorganization and Stock Offering (Dollars in Thousands, Except Per Share
Data)

The Company is a Massachusetts corporation that was organized in November 1997 for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. Prior to that date, the Company had no assets or liabilities. The reorganization has been accounted for as an "as if" pooling with assets and liabilities recorded at historical cost.

Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1,957 and have been deducted to arrive at net proceeds of $134,790 from the Offering. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to fund a loan to the Bank's employee stock ownership plan, acquire investment securities and repurchase shares of the Company's common stock in the open market.

As part of the Offering and as required by regulation, the Bank established a liquidation account equal to $58,924, or 47% of the retained earnings of the Bank as of August 31, 1997, the date of the latest balance sheet presented in the Offering prospectus. The liquidation account is for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at the Bank after the Offering. In the unlikely event of a complete liquidation of the Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account. The liquidation account approximated $18,893 at December 31, 1998.


(3) Cash and Short-Term Investments (In Thousands)

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $1,209 and $1,558 were maintained to satisfy federal regulatory requirements at December 31, 1998 and 1997, respectively.

Short-term investments are summarized as follows:

                                                                 December 31,
                                                          -------------------------
                                                             1998           1997
                                                          ----------     ----------
Repurchase agreements...........................          $   12,000     $       --
Money market funds..............................               7,560          7,570
Federal funds...................................               2,038          4,000
Other deposits..................................               1,062            100
                                                          ----------     ----------
                                                          $   22,660     $   11,670
                                                          ==========     ==========

Short-term investments are stated at cost which approximates market. Money market funds are invested in a mutual fund whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with average maturities of 90 days or less.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(4) Investment Securities (In Thousands)

Securities available for sale and held to maturity are summarized below:

                                                                                December 31, 1998
                                                             ----------------------------------------------------
                                                                               Gross         Gross
                                                               Amortized    unrealized     unrealized  Estimated
                                                                 cost          gains        losses     fair value
                                                             -----------    ----------    ---------    ----------
Securities available for sale:
   Debt securities:
      U.S. Government and Agency obligations..........       $    88,186    $      624    $      --    $   88,810
      Corporate obligations...........................             8,218            12           47         8,183
      Collateralized mortgage obligations.............             5,982            --           41         5,941
                                                             -----------    ----------    ---------    ----------
        Total debt securities.........................           102,386           636           88       102,934
   Marketable equity securities.......................             7,939        22,695           39        30,595
                                                             -----------    ----------    ---------    ----------
        Total securities available for sale...........       $   110,325    $   23,331    $     127    $  133,529
                                                             ===========    ==========    =========    ==========

Securities held to maturity:
   U.S. Government and Agency obligations.............       $     4,014    $       24    $      --         4,038
   Corporate obligations..............................           116,426           659           73       117,012
   Mortgage-backed securities.........................               950            44            1           993
                                                             -----------    ----------    ---------    ----------
        Total securities held to maturity.............       $   121,390    $      727    $      74    $  122,043
                                                             ===========    ==========    =========    ==========




                                                                                December 31, 1997
                                                             ----------------------------------------------------
                                                                               Gross         Gross
                                                               Amortized    unrealized    unrealized   Estimated
                                                                 cost          gains        losses     fair value
                                                             -----------    ----------    ---------    ----------
Securities available for sale:
   Debt securities:
      U.S. Government and Agency obligations..........       $    74,088    $      213    $      14    $   74,287
      Corporate obligations...........................            15,341            16           24        15,333
                                                             -----------    ----------    ---------    ----------
        Total debt securities.........................            89,429           229           38        89,620
   Marketable equity securities.......................             6,168        21,881           32        28,017
                                                             -----------    ----------    ---------    ----------
        Total securities available for sale...........       $    95,597    $   22,110    $      70    $  117,637
                                                             ===========    ==========    =========    ==========

Securities held to maturity:
   U.S. Government and Agency obligations.............       $     8,032    $        4    $       4    $    8,032
   Corporate obligations..............................            56,147           123           16        56,254
   Mortgage-backed securities.........................             1,265            56            7         1,314
                                                             -----------    ----------    ---------    ----------
        Total securities held to maturity.............       $    65,444    $      183    $      27    $   65,600
                                                             ===========    ==========    =========    ==========

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

Restricted equity securities are as follows:

                                                                      December 31,
                                                                  1998           1997
                                                               ----------     ----------

Federal Home Loan Bank of Boston stock...............          $    4,921     $    3,468
Massachusetts Savings Bank Life
  Insurance Company stock............................                 253            253
                                                               ----------     ----------
                                                               $    5,174     $    3,721
                                                               ==========     ==========

As a voluntary member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to invest in $100 par value stock of the FHLB in an amount equal to 1% of its outstanding home loans or 5% of its outstanding advances from the FHLB, whichever is higher. As and when such stock is redeemed, the Company would receive from the FHLB an amount equal to the par value of the stock. At its discretion, the FHLB may declare dividends on the stock. Such dividends amounted to $260, $212 and $183 for the years ended December 31, 1998, 1997 and 1996, respectively.

The maturities of the investments in debt securities at December 31, 1998 are as follows:

                                                                                                    Available for sale
                                                                                             -------------------------------
                                                                                              Amortized            Estimated
Maturity                                                                                        cost              fair value
--------                                                                                     ----------           ----------
Within 1 year......................................................................          $   48,021           $   48,264
After 1 year through 5 years.......................................................              53,819               54,151
After 5 years through 10 years.....................................................                  --                   --
Over 10 years......................................................................                 546                  519
                                                                                             ----------           ----------
                                                                                             $  102,386           $  102,934
                                                                                             ==========           ==========

                                                                                                    Held to maturity
                                                                                             -------------------------------
                                                                                              Amortized            Estimated
Maturity                                                                                        cost              fair value
--------                                                                                     ----------           ----------
Within 1 year......................................................................          $   45,917           $   46,119
After 1 year through 5 years.......................................................              74,023               74,431
After 5 years through 10 years.....................................................                 866                  876
Over 10 years......................................................................                 584                  617
                                                                                             ----------           ----------
                                                                                             $  121,390           $  122,043
                                                                                             ==========           ==========

Mortgage-backed securities are included above based on their contractual maturities (primarily in excess of 10 years); the expected lives, however, are expected to be shorter due to anticipated payments.

Sales of investment securities, all of which were marketable equity securities, are summarized as follows:

                                                                                                   Year ended December 31,
                                                                                            --------------------------------------
                                                                                            1998            1997           1996
                                                                                            -------      ---------      ----------
Proceeds from sales...........................................................              $ 3,687      $      752     $    2,712
Gross gains from sales........................................................                2,843              74            469
Gross losses from sales.......................................................                   --              --              5

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(5) Loans (In Thousands)

A summary of loans follows:

                                                                                                          December 31,
                                                                                             ---------------------------------
                                                                                                 1998                 1997
                                                                                             -------------        ------------
Mortgage loans:
   One-to-four family .............................................................          $      64,467        $     68,907
   Multi-family....................................................................                262,678             219,909
   Commercial real estate..........................................................                197,593             149,540
   Construction and development....................................................                 17,255              13,382
   Home equity.....................................................................                  5,505               5,276
   Second..........................................................................                 13,944              15,855
                                                                                             -------------        ------------
       Total mortgage loans........................................................                561,442             472,869
Commercial loans...................................................................                 13,051               9,074
Consumer loans.....................................................................                  1,775               1,393
                                                                                             -------------        ------------
       Total gross loans...........................................................                576,268             483,336
Unadvanced funds on loans..........................................................                (26,096)             (9,352)
Deferred loan origination fees.....................................................                 (1,604)             (1,562)
Unearned discounts.................................................................                    (10)                (10)
                                                                                             -------------        ------------
       Loans, excluding money market loan participations...........................                548,558             472,412
Money market loan participations...................................................                 44,300              24,000
                                                                                             -------------        ------------
                                                                                             $     592,858        $    496,412
                                                                                             =============        ============

The Company's portfolio, other than money market loan participations, is substantially concentrated within Massachusetts. Money market loan participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. Such participations generally mature between one day and three months.

The recorded investment in impaired loans, as defined by SFAS No. 114 at the dates indicated, is as follows:

                                                                                                       December 31,
                                                                                             -------------------------------
                                                                                                1998                 1997
                                                                                             ----------           ----------
One-to-four family mortgage loans..................................................          $       35           $       --
Multi-family mortgage loans........................................................                 110                  134
Commercial real estate mortgage loans..............................................               1,255                2,032
                                                                                             ----------           ----------
                                                                                             $    1,400           $    2,166
                                                                                             ==========           ==========

The average recorded investment in impaired loans for the years ended December 31, 1998, 1997 and 1996 amounted to $1,550 $4,539 and $11,427, respectively.
None of the impaired loans at December 31, 1998 and 1997 required an allowance for impairment due primarily to prior charge-offs and/or the sufficiency of collateral values. If interest payments on all impaired loans at December 31, 1998, 1997 and 1996 had been made in accordance with original loan agreements, interest income of $188, $281 and $951 would have been recognized on the loans in 1998, 1997 and 1996 compared to interest income actually recognized of $318, $183 and $844, respectively.

Non-accrual loans amounted to $332 and $803 at December 31, 1998 and 1997, respectively. Effective January 1, 1998, all non-accrual loans are included in impaired loans. If interest payments on all non-accrual loans at December 31, 1997 and 1996 had been made in accordance with original loan agreements, interest income of $80 in 1997 and $201 in 1996 would have been recognized on the loans compared to interest income actually recognized of $6 and $39, respectively.

Restructured loans amounted to $0 and $2,287 at December 31, 1998 and 1997, respectively. Of the total at December 31, 1997, $1,137 was included in impaired loans at that date. Restructured loans represent performing multi-family and commercial real estate mortgage loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) have been granted due to the borrower's financial condition. If interest payments on restructured loans not included in impaired loans at December 31, 1998, 1997 and 1996 had been made in accordance with original loan agreements, interest income of $82, $108 and $70 would have been recognized on the loans in 1998, 1997 and 1996 compared to interest income actually recognized of $327, $46 and $134, respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

A portion of certain commercial real estate loans originated and serviced by the Company are sold periodically to other banks on a non-recourse basis. The balance of loans acquired by other banks amounted to $12,227 and $13,610 at December 31, 1998 and 1997, respectively. No fees are collected by the Company for servicing such loan participations.

In the ordinary course of business, the Company makes loans to its Directors and their related interests, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:

                                                                                                  Year ended December 31,
                                                                                             -------------------------------
                                                                                                 1998              1997
                                                                                             -------------     -------------
Balance at beginning of year.......................................................             $ 5,969           $ 6,176
New loans granted during the year..................................................               1,169                --
Repayments.........................................................................                (457)             (207)
                                                                                                -------           -------
Balance at end of year.............................................................             $ 6,681           $ 5,969
                                                                                                =======           =======


(6) Allowance for Loan Losses (In Thousands)

An analysis of the allowance for loan losses for the years indicated follows:

                                                                                                       Year ended December 31,
                                                                                        -----------------------------------------
                                                                                           1998           1997            1996
                                                                                        ----------     -----------     ----------
Balance at beginning of year.......................................................     $   12,463     $    12,326     $   12,326
Provision for loan losses..........................................................            300              --             --
Charge-offs........................................................................             (1)             (6)          (166)
Recoveries.........................................................................            332             143            166
                                                                                        ----------     -----------     ----------
Balance at end of year.............................................................     $   13,094     $    12,463     $   12,326
                                                                                        ==========     ===========     ==========


(7) Bank Premises and Equipment (In Thousands)

Bank premises and equipment consist of the following:

                                                                                                        December 31,
                                                                                              -----------------------------
                                                                                                 1998              1997
                                                                                              -----------       -----------
Land   ............................................................................           $        62                62
Office building and improvements...................................................                 1,906             1,917
Furniture, fixtures and equipment..................................................                 1,410             1,737
                                                                                              -----------         ---------
                                                                                                    3,378             3,716
Accumulated depreciation and amortization..........................................                 2,194             2,355
                                                                                              -----------         ---------
                                                                                              $     1,184         $   1,361
                                                                                              ===========         =========


(8) Other Real Estate Owned (In Thousands)

The composition of other real estate owned as of the dates indicated is as follows:

                                                                                                       December 31,
                                                                                              -----------------------------
                                                                                                 1998              1997
                                                                                              -----------       -----------
Commercial real estate...........................................................             $     1,946       $     1,902
Residential......................................................................                     180               657
                                                                                              -----------       -----------
                                                                                                    2,126             2,559
Valuation allowance..............................................................                     186               186
                                                                                              -----------       -----------
                                                                                              $     1,940       $     2,373
                                                                                              ===========       ===========

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

An analysis of the valuation allowance for the years indicated follows:

                                                                                                 Year ended December 31,
                                                                                          ---------------------------------------
                                                                                            1998            1997           1996
                                                                                          --------        --------       --------
Balance at beginning of year.......................................................       $    186        $    221       $    319
Provision for losses...............................................................             --              --             --
Write-downs........................................................................             --             (35)           (98)
                                                                                          --------        --------       --------
Balance at end of year.............................................................       $    186        $    186       $    221
                                                                                          ========        ========       ========

Net other real estate owned income for the years indicated is comprised of the following:

                                                                                                    Year ended December 31,
                                                                                          ---------------------------------------
                                                                                            1998            1997           1996
                                                                                          --------        --------       --------
Rental income......................................................................       $    383        $    361       $    272
Operating and foreclosure expenses.................................................           (154)           (135)          (122)
Gains from sales...................................................................             22              12            149
                                                                                          --------        --------       --------
                                                                                          $    251        $    238       $    299
                                                                                          ========        ========       ========

(9) Deposits (Dollars In Thousands)

A summary of deposits follows:

                                                                              December 31, 1998           December 31, 1997
                                                                        --------------------------    ---------------------------
                                                                                          Weighted                      Weighted
                                                                                           average                      average
                                                                           Amount           rate         Amount           rate
                                                                        -----------         ----       -----------        ----
Demand checking accounts...........................................     $    12,355         0.00%      $    10,582        0.00%
NOW accounts.......................................................          42,950         1.50            40,211        1.75
Savings accounts...................................................          12,838         2.50            14,090        2.50
Money market savings accounts......................................         173,173         3.89           161,335        3.88
                                                                        -----------                    -----------
      Total transaction deposit accounts...........................         241,316         3.19           226,218        3.23
                                                                        -----------                    -----------
Certificate of deposit accounts maturing:
   Within six months...............................................         123,547         5.13           136,788        5.44
   After six months but within 1 year..............................          71,081         5.37            65,771        5.52
   After 1 year but within 2 years.................................          31,737         6.03            26,336        5.97
   After 2 years but within 3 years................................          12,197         5.77            16,600        6.68
   After 3 years...................................................           9,492         5.97            10,591        6.13
                                                                        -----------                    -----------
      Total certificate of deposit accounts........................         248,054         5.38           256,086        5.62
                                                                        -----------                    -----------
                                                                        $   489,370         4.30%      $   482,304        4.50%
                                                                        ===========                    ===========

Certificate of deposit accounts issued in amounts of $100 or more totaled $47,798 and $42,423 at December 31, 1998 and 1997, respectively.

Interest expense on deposit balances is summarized as follows:

                                                                                                 Year ended December 31,
                                                                                        -----------------------------------------
                                                                                           1998           1997            1996
                                                                                        ----------     -----------     ----------
NOW accounts.......................................................................     $      617     $       645     $      641
Savings accounts...................................................................            356             377            426
Money market savings accounts......................................................          6,349           6,109          5,957
Certificate of deposit accounts....................................................         13,877          14,569         14,751
                                                                                        ----------     -----------     ----------
                                                                                        $   21,199     $    21,700     $   21,775
                                                                                        ==========     ===========     ==========

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(10) Borrowed Funds (Dollars In Thousands)

Borrowed funds are comprised of the following advances from the FHLB:

                                                                              December 31, 1998            December 31, 1997
                                                                          -----------------------        ----------------------
                                                                                         Weighted                      Weighted
                                                                                          average                      average
                                                                           Amount          rate             Amount       rate
                                                                          ----------       ----          ----------      ----
Within 1 year   ...................................................       $   11,550        6.79%        $   20,665       5.98%
Over 1 year to 2 years.............................................            9,400        6.24             11,550       6.79
Over 2 years to 3 years............................................            9,350        6.66              9,400       6.24
Over 3 years to 4 years............................................           15,300        6.32              9,350       6.66
Over 4 years to 5 years............................................           30,750        5.29             15,300       6.32
Over 5 years    ...................................................           18,000        6.06              3,000       6.39
                                                                          ----------                     ----------
                                                                          $   94,350        6.02%        $   69,265       6.33%
                                                                          ==========                     ==========

The advances are secured by all the Bank's stock and deposits in the FHLB and a general lien on one-to-four family residential mortgage loans and U.S. Government and Agency obligations in an aggregate amount equal to outstanding advances.


(11) Income Taxes (Dollars in Thousands)

Provision for income taxes are comprised of the following amounts:

                                                                                                 Year ended December 31,
                                                                                        -----------------------------------------
                                                                                           1998           1997            1996
                                                                                        ----------     -----------     ----------
Current:
   Federal.........................................................................     $   10,450     $     7,474     $    5,957
   State...........................................................................            863             155          1,773
                                                                                        ----------     -----------     ----------
                                                                                            11,313           7,629          7,730
                                                                                        ----------     -----------     ----------
Deferred:
   Federal.........................................................................           (404)           (384)           (31)
   State...........................................................................            (78)             82             52
                                                                                        -----------    -----------     ----------
                                                                                              (482)           (302)            21
                                                                                        -----------    ------------    ----------

                                                                                        $   10,831     $     7,327     $    7,751
                                                                                        ==========     ===========     ==========

The reduction in state income tax expense for the years ended December 31, 1998 and 1997 is attributable primarily to the establishment of a real estate investment trust.

Total income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate (between 34% and 35% for the years presented) to income before tax expense as a result of the following:

                                                                                                 Year ended December 31,
                                                                                         ---------------------------------------
                                                                                           1998           1997            1996
                                                                                         ---------     ---------       ---------
Expected income tax expense at
  statutory federal tax rate................................................             $  10,494     $   7,322       $   6,891
State taxes, net of federal income tax benefit..............................                   473           155           1,204
Dividend income received deduction..........................................                  (173)         (173)           (167)
Change in federal tax rate applied to deferred
  income taxes..............................................................                    --            --            (123)
Other, net..................................................................                    37            23             (54)
                                                                                         ---------     ---------       ---------
                                                                                         $  10,831     $   7,327       $   7,751
                                                                                         =========     =========       =========

Effective income tax rates..................................................                  36.1%         34.8%           39.4%
                                                                                              ====          ====            ====

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

                                                                                                         December 31,
                                                                                                -------------------------
                                                                                                   1998           1997
                                                                                                ---------      ----------
Deferred tax assets:
   Allowance for loan losses.......................................................             $   5,423       $   5,187
   Pension and postretirement benefits.............................................                 1,510           1,296
   Depreciation....................................................................                    38               8
   Other...........................................................................                   154             156
                                                                                                ---------       ---------
      Total gross deferred tax assets..............................................                 7,125           6,647
                                                                                                ---------       ---------
Deferred tax liabilities:
   Unrealized gain on securities available for sale................................                 8,787           8,301
   Post-1987 bad debt reserves.....................................................                   114             153
   Savings Bank Life Insurance Company stock.......................................                   108             108
   Other...........................................................................                   161             126
                                                                                                ---------       ---------
      Total gross deferred tax liabilities.........................................                 9,170           8,688
                                                                                                ---------       ---------

      Net deferred tax liability...................................................             $   2,045       $   2,041
                                                                                                =========       =========


For income tax purposes, in 1997, the Company changed its fiscal year end date from October 31 to December 31. Historically, the Company has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Bad debt deductions were determined based on loss experience or a percentage of taxable income. The bad debt reserve balance represents allowable deductions in excess of actual losses and consists of a defined base-year amount (accumulated through October 31, 1988) and additional amounts accumulated after that date.

Tax law changes were enacted in August 1996 that eliminated use of the percentage of taxable income method for tax years after 1995 (after October 31, 1996 in the case of the Company) and required recapture into taxable income over a six year period all bad debt reserves accumulated after October 31, 1988. The Company had previously recorded a deferred tax liability with respect to these post-1987 reserves and, therefore, this new requirement had no effect on the Company's income tax expense or net income.

The tax law changes also require recapture of pre-1988 bad debt reserves into taxable income if the Bank makes "non-dividend distributions." Non-dividend distributions is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. The amount of additional taxable income from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in recapture of any portion of its bad debt reserves, and accordingly, has not provided for any portion of the $772 liability relating to the balance of its pre-1988 bad debt reserves.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(12) Employee Benefits (Dollars In Thousands)

Pension and Postretirement Benefits

The Company sponsors a non-contributory defined benefit pension plan and other postretirement benefits. The pension plan covers all employees who meet specific age and length of service requirements and provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with the Company and the average of their three highest consecutive years of compensation. Other postretirement benefits provide for part of the annual expense of health insurance premiums for retired employees and their dependents. The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets for the defined pension plan and postretirement benefits for the years ended October 31, the latest plan valuation dates.

                                                                      Pension Benefits                  Postretirement Benefits
                                                               -----------------------------          ---------------------------
                                                                   1998              1997               1998              1997
                                                               -----------         ---------          ----------        ---------
Reconciliation of benefit obligation:
    Obligation at beginning of period...................       $     4,706         $   4,338          $     409         $     366
    Service cost........................................               247               247                 31                29
    Interest cost.......................................               341               325                 31                26
    Actuarial (gain) loss...............................              (139)              (14)                71                --
    Benefit payment.....................................              (191)             (190)               (12)              (12)
                                                               -----------         ---------          ----------        ---------
       Obligation at end of period......................       $     4,964         $   4,706          $     530         $     409
                                                               ===========         =========          ==========        =========

Reconciliation of fair value of plan assets:
    Fair value of plan assets at beginning of period....       $     5,523         $   4,833          $      --         $      --
    Actual return on plan assets........................               444               880                 --                --
    Benefit payments....................................              (191)             (190)                --                --
                                                               -----------         ---------          ----------        ---------
       Fair value of plan assets at end of period.......       $     5,776         $   5,523          $      --         $      --
                                                               ===========         =========          ==========        =========

Funded status:
    Funded status at end of period......................       $       812         $     817          $    (530)        $    (409)
    Unrecognized (gain) loss............................            (2,107)           (2,055)                 2               (74)
    Unrecognized transition asset.......................               (55)              (58)               296               313
                                                               -----------         ---------          ---------         ---------
    Net amount recognized as a liability in the
       Company's balance sheet as of October 31.........       $    (1,350)        $  (1,296)         $    (232)        $    (170)
                                                               ===========         =========          =========         =========


The defined benefit pension plan assets are invested primarily in U.S. Government obligations and equity securities.


The following table provides the components of net periodic benefit cost for the plans for the years ended October 31.

                                                  Pension Benefits                            Postretirement Benefits
                                      -----------------------------------------     -----------------------------------------
                                         1998           1997            1996           1998            1997           1996
                                      ----------     ----------      ----------     ----------     -----------     ----------
Service cost......................    $      247     $      247      $      276     $       31     $        29     $       24
Interest cost.....................           341            325             328             31              26             26
Expected return on plan assets....          (442)          (387)           (326)            --              --             --
Transition obligation.............            (3)            (3)             (3)            17              13             18
Actuarial gain....................           (90)           (67)            (10)            --              --             --
                                      ----------     ----------      ----------     ----------     -----------     ----------
    Net periodic benefit costs....    $       53     $      115      $      265     $       79     $        68     $       68
                                      ==========     ==========      ==========     ==========     ===========     ==========

The pension and postretirement benefits expense for the years ended December 31, 1998, 1997 and 1996 amounted to $130, $150 and $332, respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

Assumptions used in determining the actuarial present value of the projected benefit obligations are shown in the following table:

                                                  Pension Benefits                            Postretirement Benefits
                                      -----------------------------------------     -----------------------------------------
                                         1998           1997            1996           1998            1997           1996
                                      ----------     ----------      ----------     ----------     -----------     ----------
Discount rate.........................   7.25%          7.50%          7.00%           6.75%          7.50%           7.50%
Rate of Increase in compensation......   6.00           6.00           6.00             N/A            N/A             N/A
Expected long-term rate of return
    on plan assets....................   8.00           8.00           8.00             N/A            N/A             N/A

The assumed health care trend used to measure the accumulated postretirement benefit obligation was 7% initially, decreasing gradually to 5% in 2001and thereafter. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                                       1% Increase            1% Decrease
                                                                                       -----------            -----------
Effect on total service and interest cost components
      of net periodic postretirement benefit costs..........................               $14                      $(15)

Effect on the accumulated postretirement benefit
      obligation............................................................                91                       (94)

Supplemental Executive Retirement Agreements

The Company maintains agreements that provide supplemental retirement benefits to certain executive officers. Total expense for benefits payable under the agreement amounted to $425, $503 and $311 for the years ended December 31, 1998, 1997 and 1996, respectively. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 1998 and 1997 amounted to $1,973 and $1,548, respectively.

Employee Stock Ownership Plan

On March 24, 1998, the Board of Directors approved an Employee Stock Ownership Plan ("ESOP") that became effective November 1, 1997. The Plan is designed to provide eligible employees the advantage of ownership of Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation.

The ESOP is authorized to purchase in the open market up to 4% of the common stock sold in the Offering, or 546,986 shares, and borrow up to $7,500 from the Company to finance the purchase of such shares. The loan is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to IRS limitations.

Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing in the year of completion of three years of credited service or immediately if service is terminated due to death, retirement, disability or change in control. Employees of the Bank as of October 31, 1997 received credit for vesting purposes for each continuous year of service involving at least one thousand hours up to a maximum of three years of credited service. Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unallocated shares are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.

At December 31, 1998, the ESOP held 386,457 unallocated shares at an aggregate cost of $4,941; the market value of such shares at that date was $4,444. For the year ended December 31, 1998, $291 was charged to compensation and employee benefits expense based on the commitment to release 21,143 shares to eligible employees.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

401(K) Plan

The Company has an employee tax deferred thrift incentive plan under Section 401(k) of the Internal Revenue Code. All employees who meet specified age and length of service requirements are eligible for voluntary participation in the Plan. The Plan is administered by SBERA and the Company makes no contribution to the Plan.


(13) Commitments and Contingencies (In Thousands)

Off-Balance Sheet Financial Instruments

The Company is party to off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at the dates indicated follows:

                                                                                                            December 31,
                                                                                                  -------------------------------
                                                                                                     1998                 1997
                                                                                                  ----------           ----------
Financial instruments whose contract amounts represent credit risk:
    Commitments to originate loans:
       One-to-four family mortgage......................................................          $    2,877           $    5,569
       Multi-family mortgage............................................................              10,200               10,448
       Commercial real estate mortgage..................................................              29,404                8,705
       Construction and development mortgage............................................               2,185                3,796
       Commercial.......................................................................                 763                3,215
    Unadvanced portion of loans.........................................................              26,096                9,352
    Unused lines of credit:
       Equity...........................................................................               7,925                8,803
       Other............................................................................               1,335                1,365

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

                          Year ending
                         December 31,
                         ------------
                            1999.............................................................        $   300
                            2000.............................................................            295
                            2001.............................................................            275
                            2002.............................................................            176
                            2003.............................................................            176


The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $307, $305 and $258 for the years ended December 31, 1998, 1997 and 1996, respectively.

SWAP Agreement

Effective April 14, 1998, the Company entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Company pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Company entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid was $13 for the year ended December 31, 1998.

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company will not be affected materially by the outcome of such proceedings.


(14) Stockholders' Equity (Dollars in Thousands, Except Per Share Data)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law, and the Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 1998, there were no shares of preferred stock issued.

Common Stock Repurchases and Dividends

On October 20, 1998, the Company received regulatory approval to repurchase 1,454,750 shares, or 5% of the common shares issued by the Company. The approval sets no time limit for the repurchases. Shares may not be repurchased, nor may the Company or the Bank declare or pay dividends to common stockholders if the effect thereof would cause stockholders' equity to be reduced below the required liquidation account balance (see note 2) or minimum regulatory capital levels. As of December 31,1998, the Company acquired 113,500 shares at an aggregate cost of $1,316.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(15) Regulatory Capital Requirements (Dollars In Thousands)

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to average assets and to level of risk by assigning different weighting to assets and certain off-balance sheet activity. The capital ratios of the Company (on a consolidated basis) and the Bank set forth below currently exceed the minimum ratios for "well capitalized" banks as defined by federal regulators.

                                                                                                                   Minimum To
                                                                                      Minimum                   Be Categorized As
                                                     Actual                     Capital Requirement             Well Capitalized
                                           --------------------------      ---------------------------     -------------------------
At December 31, 1998                          Amount         Ratio            Amount           Ratio           Amount         Ratio
--------------------                       -------------  -----------      -------------    ----------     -------------   ---------
Tier I Capital (to average assets):
   The Company                               $   263,857      31.15%        $    33,880        4.00%              N/A          --
   The Bank                                      203,978      25.86              31,553        4.00        $   39,441        5.00%

Tier I Capital (to risk-weighted assets):
   The Company                                   263,857      37.48              28,158        4.00               N/A            -
   The Bank                                      203,978      29.34              27,812        4.00            41,718        6.00

Total Capital (to risk-weighted assets):
   The Company                                   282,904      40.19              56,315        8.00               N/A            -
   The Bank                                      222,898      32.06              55,624        8.00            69,530       10.00


                                                                                                                   Minimum To
                                                                                      Minimum                   Be Categorized As
                                                     Actual                     Capital Requirement             Well Capitalized
                                           --------------------------      ---------------------------     -------------------------
At December 31, 1997(A)                       Amount         Ratio            Amount           Ratio           Amount         Ratio
-----------------------                    -------------  -----------      -------------    ----------     -------------   ---------
Tier I Capital (to average assets)
   The Bank                                 $  119,069        17.82%        $    26,730          4.00%     $     33,412       5.00%

Tier I Capital (to risk-weighted assets):
   The Bank                                    119,069        21.49              22,166          4.00            33,249       6.00

Total Capital (to risk-weighted assets):
   The Bank                                    126,064        22.75              44,332          8.00            55,415      10.00



(A) No information is presented for The Company as it had no assets or liabilities at December 31, 1997.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(16) Fair Value of Financial Instruments (In Thousands)

The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:

                                                                        December 31, 1998                December 31, 1997
                                                          --------------------------------         --------------------------------
                                                             Carrying            Estimated            Carrying           Estimated
                                                               value            fair value              value            fair value
                                                          ------------         -----------         ------------         ------------
Financial assets:
    Cash and due from banks...........................    $      6,657         $     6,657         $      8,843         $      8,843
    Short-term investments............................          22,660              22,660               11,670               11,670
    Securities........................................         260,093             260,746              186,802              186,958
    Loans, net........................................         579,764             583,658              483,949              486,192
    Accrued interest receivable.......................           6,457               6,457                5,240                5,240
Financial liabilities:
    Demand, NOW, savings and money
      market savings deposit accounts.................         241,316             241,316              226,218              226,218
    Certificate of deposit accounts...................         248,054             248,888              256,086              255,226
    Borrowed funds....................................          94,350              95,731               69,265               68,848
    Swap agreement....................................              --                 197                   --                   --

SFAS No. 107 requires disclosures about fair values of financial instruments for which it is practicable to estimate fair value. Fair value is defined in SFAS No. 107 as the amount that a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These instruments are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

The following is a description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments:

Securities

The fair values of securities were based principally on market prices and dealer quotes. Certain fair values were estimated using pricing models or were based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value.

Loans

The fair value of performing loans, other than money market loan participations, is estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality. The fair value of money market loan participations is considered to equal their carrying amounts since such loans generally are repayable within 90 days. For non-performing loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

Deposit Liabilities

In accordance with SFAS No. 107, the fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of time deposits represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding ("deposit based intangibles").

Borrowed Funds

The fair value of borrowings from the FHLB represent contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

Other Financial Assets and Liabilities

Cash and due from banks, short-term investments and accrued interest receivable have fair values which approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Off-Balance Sheet Financial Instruments

In the course of originating loans and extending credit, the Company will charge fees in exchange for its commitment. While these commitment fees have value, the Company has not estimated their value due to the short-term nature of the underlying commitments and their immateriality.

Swap Agreement

The fair value is estimated as the difference in the present value of future cash flows between the Company's existing agreement and current market rate agreements of the same duration.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(17) Condensed Parent Company Financial Statements (Dollars In Thousands)

Condensed parent company financial statements as of and for the period from March 24, 1998 (the date the Company commenced operations) through December 31, 1998 follow.

                                  Balance Sheet
                                  -------------
                                                                             December 31,
                                                                                1998
                                                                            ------------
Assets
Cash and due from banks.....................................                $         33
Short-term investments......................................                       1,500
Money market loan participations............................                       2,000
Equity securities available for sale........................                          48
Loan to Bank ESOP...........................................                       4,913
Accrued interest receivable.................................                           7
Investment in subsidiaries, at equity.......................                     274,726
                                                                            ------------
      Total assets..........................................                $    283,227
                                                                            ============


Liabilities and Stockholders' Equity
Accrued expenses and other liabilities......................                          50
Deferred income tax liability...............................                           5
                                                                            ------------
      Total liabilities.....................................                          55
Total stockholders' equity..................................                     283,172
                                                                            ------------
      Total liabilities and stockholders' equity............                $    283,227
                                                                            ============


The Company's consolidated stockholders' equity is $ 4,950 less than the amount presented above because of the elimination of the effect of unallocated ESOP shares in consolidation.


                               Statement of Income
                               -------------------
                                                                                       Period From March 24,
                                                                                           1998 Through
                                                                                         December 31, 1998
                                                                                            ----------
Interest income:
   Short-term investments.................................................                  $      248
   Money market loan participations.......................................                         450
   Loan to Bank ESOP......................................................                         188
                                                                                            ----------
      Total interest income...............................................                         886
                                                                                            ----------

Expenses:
   Directors' fees........................................................                          39
   Other..................................................................                          45
                                                                                            ----------
      Total expenses......................................................                          84
                                                                                            ----------

      Income before income taxes and equity in undistributed net
         income of subsidiaries...........................................                         802
Income taxes..............................................................                         338
                                                                                            ----------
      Income before equity in undistributed net income of subsidiaries....                         464

Equity in undistributed net income of subsidiaries........................                      15,303
                                                                                            ----------
      Net income..........................................................                  $   15,767
                                                                                            ==========

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


                             Statement of Cash Flows
                                                                                       Period from March
                                                                                       24, 1998 Through
                                                                                       December 31, 1998
                                                                                       -----------------
Cash flows from operating activities:
   Net income.............................................................                  $   15,767
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Equity in undistributed net income of subsidiaries...............                     (15,303)
         Deferred income taxes............................................                           3
         Increase in accrued interest receivable..........................                          (7)
         Increase in accrued expenses and other liabilities...............                          61
                                                                                            ----------
               Net cash used by operating activities......................                         521
                                                                                            ----------

Cash flows from investing activities:
   Investment in subsidiaries.............................................                    (122,597)
   ESOP loan to subsidiary................................................                      (5,248)
   Repayment of ESOP loan by subsidiary...................................                         335
   Purchase of securities available for sale..............................                         (42)
                                                                                            -----------
               Net cash used for investing activities.....................                    (127,552)
                                                                                            ----------


Cash flows from financing activities:
   Net proceeds from issuance of common stock.............................                     134,790
   Purchase of treasury stock.............................................                      (1,316)
   Payment of common stock dividends......................................                      (2,910)
                                                                                            ----------
               Net cash provided by financing activities..................                     130,564
                                                                                            ----------

Net increase in cash and cash equivalents.................................                       3,533
Cash and cash equivalents at beginning of period..........................                          --
                                                                                            ----------
Cash and cash equivalents at end of period................................                  $    3,533
                                                                                            ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for income taxes...........................                  $      227

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(18) Quarterly Results of Operations (Unaudited, Dollars In Thousands Except Per Share Data)

                                                                                      1998 Quarters
                                                             --------------------------------------------------------
                                                              Fourth           Third         Second          First
                                                              ------           -----         ------          -----
       Interest income.................................      $  15,838       $  16,006      $  15,219       $  14,356
       Interest expense................................          6,729           6,467          6,274           6,690
                                                             ---------       ---------      ---------       ---------
          Net interest income..........................          9,109           9,539          8,945           7,666
       Provision for loan losses.......................            200              --            100              --
                                                             ---------       ---------      ---------       ---------
          Net interest income after provision
             for loan losses...........................          8,909           9,539          8,845           7,666
       Gains on sales of securities, net...............          1,171             426          1,238               8
       Other real estate owned income net..............             86              64             52              49
       Other non-interest income.......................            279             237            310             285
       Non-interest expense............................         (2,420)         (2,305)        (2,331)         (2,125)
                                                             ---------       ---------      ---------       ---------
          Income before income taxes...................          8,025           7,961          8,114           5,883
       Provision for income taxes......................          2,911           2,836          2,971           2,113
                                                             ---------       ---------      ---------       ---------
          Net income...................................      $   5,114       $   5,125      $   5,143       $   3,770
                                                             =========       =========      =========       =========

       Basic and diluted earnings per share............      $    0.18       $    0.18      $    0.18         NM

       NM - Not meaningful

                                                                                      1997 Quarters
                                                             --------------------------------------------------------
                                                              Fourth           Third         Second          First
                                                             ---------       ---------      ---------       ---------

       Interest income.................................      $  13,553       $  13,424      $  13,269       $  13,879
       Interest expense................................          6,531           6,517          6,474           6,336
                                                             ---------       ---------      ---------       ---------
          Net interest income..........................          7,022           6,907          6,795           7,543
       Provision for loan losses.......................             --              --             --              --
                                                             ---------       ---------      ---------       ---------
          Net interest income after provision
             for loan losses...........................          7,022           6,907          6,795           7,543
       Gains on sales of securities, net...............             --              --             70               4
       Other real estate owned income, net.............             49              69             67              53
       Other non-interest income.......................            230             166            306             151
       Non-interest expense............................         (1,964)         (2,137)        (2,115)         (2,158)
                                                             ---------       ---------      ---------       ---------
          Income before income taxes...................          5,337           5,005          5,123           5,593
       Provision for income taxes......................          1,876           1,699          1,752           2,000
                                                             ---------       ---------      ---------       ---------
          Net income...................................      $   3,461       $   3,306      $   3,371       $   3,593
                                                             =========       =========      =========       =========

       Basic and diluted earnings per share - not applicable