Form 10-Q
period 1999-03-31
BROOKLINE BANCORP INC
filed 1999-05-13
CIK 1049782

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________  to  _________


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

YES   X      NO
    ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value - 28,708,371 shares outstanding as of May 5, 1999.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


                                                                                     PAGE
                                                                                     -----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets
              as of March 31, 1999 and December 31, 1998                               1

              Consolidated Statements of Income for the three
              months ended March 31, 1999 and 1998                                     2

              Consolidated Statements of Comprehensive Income for
              the three months ended March 31, 1999 and 1998                           3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three months ended March 31, 1999 and 1998                4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998                                     5

              Notes to Consolidated Financial Statements                               7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               11

Item 3.       Quantitative and Qualitative Disclosures about Market Risks.            18

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                       18

Item 2.       Changes in Securities                                                   18

Item 3.       Defaults upon Senior Securities                                         18

Item 4.       Submission of Matters to a Vote of Security Holders                     18

Item 5.       Other Information                                                       19

Item 6.       Exhibits and Reports on Form 8-K                                        19

              Signature Page                                                          20

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                MARCH 31,        DECEMBER 31,
                                                                                   1999              1998
                                                                                ----------       ------------
                                                                                (UNAUDITED)

                                    ASSETS
Cash and due from banks................................................         $    6,116       $     6,657
Short-term investments.................................................             14,548            22,660
Securities available for sale..........................................            135,698           133,529
Securities held to maturity (market value of $126,024
  and $122,043, respectively)..........................................            125,822           121,390
Restricted equity securities...........................................              5,402             5,174
Loans, excluding money market loan participations......................            575,913           548,558
Money market loan participations.......................................             30,400            44,300
Allowance for loan losses..............................................            (13,244)          (13,094)
                                                                                ----------       -----------
     Net loans.........................................................            593,069           579,764
                                                                                ----------       -----------
Accrued interest receivable............................................              6,430             6,457
Bank premises and equipment, net.......................................              1,198             1,184
Other real estate owned, net...........................................              1,930             1,940
Other assets...........................................................                262               272
                                                                                ----------       -----------
     Total assets......................................................         $  890,475       $   879,027
                                                                                ----------       -----------
                                                                                ----------       -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...............................................................         $  498,268       $   489,370
Borrowed funds.........................................................            102,350            94,350
Mortgagors' escrow accounts............................................              3,688             3,308
Income taxes payable...................................................              2,993             5,843
Deferred income tax liability, net.....................................              1,228             2,045
Accrued expenses and other liabilities.................................              5,518             5,889
                                                                                ----------       -----------
     Total liabilities.................................................            614,045           600,805
                                                                                ----------       -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued........................................................                 -                 -
  Common stock, $.01 par value; 45,000,000 shares authorized,
     29,095,000 shares issued..........................................                291               291
  Additional paid-in capital...........................................            134,485           134,490
  Retained earnings....................................................            139,036           135,282
  Accumulated other comprehensive income...............................             13,398            14,416
  Treasury stock, at cost - 517,200 shares and
    113,500 shares, respectively.......................................             (5,940)           (1,316)
  Unallocated common stock held by ESOP - 378,608 shares
    and 386,457 shares, respectively...................................             (4,840)           (4,941)
                                                                                ----------       -----------
     Total stockholders' equity........................................            276,430           278,222
                                                                                ----------       -----------
     Total liabilities and stockholders' equity........................         $  890,475       $   879,027
                                                                                ----------       -----------
                                                                                ----------       -----------

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -------------------------
                                                                                   1999            1998
                                                                                ----------       --------
                                                                                        (UNAUDITED)
Interest income:
  Loans, excluding money market loan participations..................           $   11,516       $   10,531
  Money market loan participations...................................                  505              586
  Debt securities....................................................                3,287            2,540
  Marketable equity securities.......................................                  183              181
  Restricted equity securities.......................................                   79               56
  Short-term investments.............................................                  238              462
                                                                                ----------       ----------
     Total interest income...........................................               15,808           14,356
                                                                                ----------       ----------

Interest expense:
  Deposits...........................................................                5,139            5,638
  Borrowed funds.....................................................                1,474            1,052
                                                                                ----------       ----------
     Total interest expense .........................................                6,613            6,690
                                                                                ----------       ----------
Net interest income..................................................                9,195            7,666
Provision for loan losses............................................                  150              -
                                                                                ----------       ----------
     Net interest income after provision for loan losses.............                9,045            7,666
                                                                                ----------       ----------
Non-interest income:
  Fees and charges...................................................                  177              242
  Gains on sales of securities, net..................................                1,190                8
  Other real estate owned income, net................................                   53               50
  Other income.......................................................                   33               42
                                                                                ----------       ----------
     Total non-interest income.......................................                1,453              342
                                                                                ----------       ----------

Non-interest expense:
  Compensation and employee benefits.................................                1,507            1,294
  Occupancy..........................................................                  177              193
  Equipment and data processing......................................                  274              283
  Advertising and marketing..........................................                  112               81
  Other..............................................................                  326              274
                                                                                ----------       ----------
     Total non-interest expense......................................                2,396            2,125
                                                                                ----------       ----------

Income before income taxes...........................................                8,102            5,883
Provision for income taxes...........................................                2,919            2,113
                                                                                ----------       ----------
     Net income......................................................           $    5,183       $    3,770
                                                                                ----------       ----------
                                                                                ----------       ----------

Weighted average common shares
  outstanding during the period......................................           28,477,913
                                                                                ----------
                                                                                ----------
Earnings per common share - basic and diluted........................              $  0.18


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------
                                                                                   1999            1998
                                                                                ----------       --------
                                                                                         (UNAUDITED)


Net income...........................................................           $    5,183       $   3,770
                                                                                ----------       ---------

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)..................................                 (638)          2,589
  Income tax expense (benefit).......................................                 (312)            951
                                                                                -----------      ---------
        Net unrealized holding gains (losses)........................                 (326)          1,638
                                                                                ----------       ---------

  Less reclassification adjustment for gains included in net income:
     Realized gains..................................................               (1,190)             (8)
     Income tax expense..............................................                  498               3
                                                                                ----------       ---------
        Net reclassification adjustment..............................                 (692)             (5)
                                                                                -----------      ---------

        Total other comprehensive income (loss)......................               (1,018)          1,633
                                                                                -----------      ---------

Comprehensive income.................................................           $    4,165       $   5,403
                                                                                -----------      ---------
                                                                                -----------      ---------


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                                                     UNALLOCATED
                                                                         ACCUMULATED                   COMMON
                                                ADDITIONAL                  OTHER                       STOCK          TOTAL
                                      COMMON    PAID-IN     RETAINED    COMPREHENSIVE     TREASURY      HELD BY     STOCKHOLDERS'
                                       STOCK     CAPITAL    EARNINGS         INCOME         STOCK        ESOP         EQUITY
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------
Balance at December 31, 1997.......  $     -    $     -     $  119,018     $  13,739     $    -        $        -    $   132,757

Net income.........................        -          -          3,770          -             -                 -          3,770

Unrealized gain on securities
   available for sale, net of
   reclassification adjustment.....        -          -             -          1,633          -                 -          1,633

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares)              291      134,406          -           -             -                 -        134,697

Common stock acquired by
   ESOP (85,000 shares)............        -          -             -           -             -             (1,394)       (1,394)
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------

Balance at March 31, 1998..........  $    291   $  134,406  $  122,788     $  15,732     $    -       $     (1,394)  $   271,463
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------


Balance at December 31, 1998.......  $    291   $  134,490  $  135,282     $  14,416     $  (1,316)    $    (4,941)  $   278,222

Net income.........................        -          -          5,183          -             -                 -          5,183

Unrealized loss on securities
     available for sale, net of
     reclassification adjustment...        -          -             -         (1,018)         -                 -         (1,018)

Common stock dividend
     of $.05 per share.............        -          -        (1,429)          -             -                 -         (1,429)

Treasury stock purchases
     (403,700 shares)..............        -          -             -           -           (4,624)             -         (4,624)

Common stock held by ESOP
     committed to be released
     (7,849 shares)................        -            (5)         -           -             -                101            96
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------

Balance at March 31, 1999..........  $    291   $  134,485  $  139,036     $  13,398     $  (5,940)    $    (4,840)  $   276,430
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------
                                     --------   ----------  ----------     ---------     ---------     -----------   -----------


See accompanying notes to the consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -------------------------
                                                                                   1999            1998
                                                                                ----------       --------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................         $    5,183       $   3,770
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................                150             -
      Release of ESOP shares...........................................                 96             -
      Depreciation and amortization....................................                125             113
      Amortization, net of accretion, of securities premiums
        and discounts..................................................                404             179
      Accretion of deferred loan origination fees
        and unearned discounts.........................................               (153)            (91)
      Net gains from sales of securities available for sale............             (1,190)             (8)
      Net gains from sales of other real estate owned..................                -                (3)
      Deferred income taxes............................................                 (8)            (24)
      (Increase) decrease in:
        Accrued interest receivable....................................                 27            (959)
        Other assets...................................................                 10             493
      Decrease in:
        Income taxes payable...........................................             (2,850)         (3,757)
        Accrued expenses and other liabilities.........................               (371)           (567)
                                                                                ----------       ---------
          Net cash provided by (used in) operating activities..........              1,423            (854)
                                                                                ----------       ---------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......              1,210             500
  Proceeds from redemptions and maturities of securities
    available for sale.................................................             10,000          11,735
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................             10,697           3,586
  Purchase of securities available for sale............................            (14,086)        (37,293)
  Purchase of securities held to maturity..............................            (15,463)        (16,521)
  Purchase of Federal Home Loan Bank of Boston stock...................               (228)            (34)
  Net increase in loans................................................            (27,202)         (8,492)
  Purchase of bank premises and equipment..............................               (130)            (43)
  Capital expenditures on other real estate owned......................                 (6)            -
  Proceeds from sales of other real estate owned.......................                  7              35
                                                                                ----------       ---------
          Net cash used for investing activities.......................            (35,201)        (46,527)
                                                                                ----------       ---------

                                                                                          (Continued)


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   1999            1998
                                                                                ----------       --------
                                                                                          (UNAUDITED)
Cash flows from financing activities:
  Increase (decrease) in demand deposits and NOW, savings and
    money market savings accounts......................................         $   10,370       $   (3,810)
  Decrease in certificates of deposit..................................             (1,472)          (8,641)
  Proceeds from Federal Home Loan Bank of Boston advances..............             10,000              750
  Repayment of Federal Home Loan Bank of Boston advances...............             (2,000)          (8,000)
  Increase in mortgagors' escrow deposits..............................                380              469
  Net proceedss from issuance of common stock..........................                -            134,697
  Purchase of common stock for ESOP....................................                -             (1,394)
  Purchase of treasury stock...........................................             (4,624)             -
  Payment of dividend on common stock..................................             (1,429)             -
                                                                                ----------        ---------
        Net cash provided by financing activities......................             11,225          114,071
                                                                                ----------        ---------


Net increase (decrease) in cash and cash equivalents...................            (22,553)          66,690
Cash and cash equivalents at beginning of period.......................             73,617           44,513
                                                                                ----------        ---------

Cash and cash equivalents at end of period.............................         $   51,064       $  111,203
                                                                                ----------       ----------
                                                                                ----------       ----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest on deposits and borrowed funds............................         $    6,596       $    6,722
    Income taxes.......................................................              5,772            5,892



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)     REORGANIZATION AND STOCK OFFERING (DOLLARS IN THOUSANDS)

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

        As part of the Offering and as required by regulation, the Bank established a liquidation account equal to $58,924 for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at the Bank after the Offering. In the unlikely event of a complete liquidation of the Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account. The liquidation account approximated $18,893 at December 31, 1998, the latest anniversary date.

        The Company and the Bank may not declare or pay dividends on and the Company may not repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the required liquidation account balance or minimum regulatory capital levels.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(3)     EMPLOYEE STOCK OWNERSHIP PLAN (DOLLARS IN THOUSANDS)

        On March 24, 1998, the Board of Directors of the Bank approved an employee stock ownership plan (the "ESOP"). All employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP is authorized to purchase up to 4% of the common stock sold in the Offering, or 546,986 shares, in the open market and to borrow up to $7,500 from the Company to finance the purchase of such shares. The loan is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank and dividends on unallocated shares of Company stock held by the ESOP, subject to IRS limitations.

        Through March 31, 1999, the ESOP has purchased 407,600 shares of common stock in the open market at an aggregate cost of $5,248. For the three months ended March 31, 1999, $92 was charged to compensation and employee benefits expense based on the commitment to release 7,849 shares to eligible employees.

(4)     EARNINGS PER SHARE

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

        The weighted average shares outstanding for the three month period ended March 31, 1999 was calculated as follows:


                                                   Shares           Fraction         Weighted
             Dates Outstanding                   Outstanding        Of Period       Average Shares
             -----------------                   -----------        ---------       --------------
        January 1 through March 31, 1999           29,095,000           100%          29,095,000
        Less unallocated ESOP shares:
          At beginning of period                     (386,457)          100%            (386,457)
          Purchased during the period                     -                                  -
        ESOP shares committed to be
          released during the period                    7,849            50%               3,925
        Less treasury stock:
          At beginning of period                     (113,500)          100%            (113,500)
          Purchased during the period                (403,700)           30%            (121,055)
                                                                                      -----------
        Weighted average shares                                                       28,477,913
                                                                                      -----------
                                                                                      -----------

(5)     ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 1999 and December 31, 1998, such taxes amounted to $7,978 and $8,788, respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(6)     COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

        At March 31, 1999, the Company had outstanding commitments to originate loans of $81,466, $62,714 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $9,970, $8,639 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid was $10 for the three months ended March 31, 1999.

(7)     DIVIDEND DECLARATION

        On April 15, 1999, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.05 per share of common stock to shareholders of record as of April 30, 1999 and payable on May 14, 1999.

(8)     1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN

        At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP").

        Under the Stock Option Plan, 1,367,465 shares of the Company's common stock have been reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options are incentive stock options and 855,040 options are non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such event and shall remain exercisable for a one year period. The Company intends to account for the Stock Option Plan by using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures of net income and earnings per share will be made as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been applied.

        Under the RRP, 546,986 shares of the Company's common stock have been reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

        shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. The shares vest over varying time periods ranging from six months up to eight years. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restrictions will vest and be free of such restrictions. A significant number of shares vest in 1999 and 2000. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Assuming all shares vest according to the terms of the awards, the Company's pre-tax operating expenses will be charged by the following amounts in the periods indicated (in thousands):


                         YEAR 1999
                         ---------
                      Second quarter                              $   1,273
                      Third quarter                                   1,638
                      Fourth quarter                                    683
                                                                  ---------
                                                                      3,594
                                                                  ---------

                         YEAR 2000
                         ---------
                      First quarter                                     397
                      Second quarter                                    376
                      Third quarter                                     366
                      Fourth quarter                                    115
                                                                  ---------
                                                                      1,254
                                                                  ---------

                      Year 2001                                         173
                      Year 2002                                         172
                      Year 2003                                         172
                      Year 2004                                         166
                      Year 2005                                         164
                      Year 2006                                         164
                      Year 2007                                          50
                                                                  ---------
                                                                  $   5,909
                                                                  ---------
                                                                  ---------

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

     Prior to March 24, 1998, the Company had no assets or liabilities. Its principal activities since that date through March 31, 1999 have been to complete the Offering, acquire all of the capital stock of the Bank, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire investment securities and fund a loan to the Bank's employee stock ownership plan.

     The reorganization has been accounted for as an "as if" pooling with assets and liabilities recorded at historical cost. The unaudited consolidated financial statements include the accounts of the Company, the Bank and subsidiaries of the Company and the Bank.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

    Total assets increased by $11.4 million, or 1.3%, from $879.0 million at December 31, 1998 to $890.4 million at March 31, 1999. Excluding money market loan participations, the loan portfolio increased by $27.4 million, or 5.0%, from $548.5 million at December 31, 1998 to $575.9 million at March 31, 1999. Growth took place in the multi-family mortgage loan sector of the portfolio ($22.5 million, or 8.6%) and the commercial real estate mortgage loan sector ($5.7 million, or 2.9%). Changes in other sectors of the loan portfolio were modest. Offsetting part of the growth in the loan portfolio was a $13.9 million decline in money market loan participations to $30.4 million at March 31, 1999 and an $8.1 million decline in short-term investments to $14.5 million at that same date. Money market loan participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. The participations generally mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

    Total deposits were $498.3 million at March 31, 1999 compared to $489.4 million at December 31, 1998, an increase of $8.9 million, or 1.8%. All of the growth was attributable to a $10.2 million, or 5.9%, increase in money market savings accounts. This growth was partially offset by a $1.5 million, or 0.6%, decline in certificate of deposit accounts. The current low interest rate environment is prompting depositors to maintain their funds in accounts with shorter maturities or immediate availability.

   The Company increased its borrowings from the Federal Home Loan Bank of Boston ("FHLB") from $94.4 million at December 31, 1998 to $102.4 million at March 31, 1999 as part of its efforts to manage interest rate risk. As loan customers have sought to lock in fixed rates of interest for several years, the Company has extended its use of borrowings with maturities in the five year range.

   Total stockholders' equity declined from $278.2 million at December 31, 1998 to $276.4 million at March 31, 1999 as a result of the purchase of 407,600 shares of the Company's common stock in the open market during the first quarter of 1999 at an aggregate cost of $4.6 million, or $11.45 per share. Such purchases were made in connection with a stock repurchase plan that received regulatory approval on October 20, 1998. The plan allows the Company to repurchase 1,454,750 shares, or 5.0%, of total common shares outstanding. No time limit has been established for completion of the plan. As of March 31, 1999, 517,200 shares of common stock have been purchased at an aggregate cost of $5.9 million, or $11.48 per share. During the first quarter of 1999, net income amounted to $5.2 million and a cash dividend of $.05 per share ($1.4 million) was declared and paid.

     Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $21.4 million ($13.4 million on an after-tax basis) at March 31, 1999 and $23.2 million ($14.4 million on an after-tax basis) at December 31, 1998. The net decrease is after realization of $1.2 million ($692,000 on an after-tax basis) of gains from sales of marketable equity securities during the first quarter of 1999.

NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:


                                                                            MARCH 31,         DECEMBER 31,
                                                                              1999                1998
                                                                          -----------         ------------
                                                                             (DOLLARS IN THOUSANDS)
             Non-accrual loans:
               Mortgage loans:
                 One-to-four family                                        $      87           $     -
                 Commercial                                                      294                 297
                 Home equity                                                    -                     35
                                                                           ---------           ---------
                   Total non-accrual loans                                       381                 332

             Other real estate owned, net of allowance
               for losses of $186 and $186, respectively                       1,930               1,940
                                                                           ---------           ---------
                   Total non-performing assets                             $   2,311           $   2,272
                                                                           ---------           ---------
                                                                           ---------           ---------

             Restructured loans                                            $    -             $      -
                                                                           ---------           ---------
                                                                           ---------           ---------


             Allowance for loan losses                                     $  13,244           $  13,094
                                                                           ---------           ---------
                                                                           ---------           ---------


             Allowance for loan losses as a percent
               of total loans                                                   2.18%               2.21%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                              2.30                2.39
             Non-accrual loans as a percent of total loans                      0.06                0.06
             Non-performing assets as a percent of
               total assets                                                     0.26                0.26

   In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $1.4 million at March 31, 1999 and December 31, 1998. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and/or the sufficiency of collateral values.

   During the three months ended March 31, 1999, recoveries of loans previously charged off amounted to $1,000 and loan charge-offs were less than $1,000. Despite net loan recoveries and a continued low level of non-performing loans, the Company increased its allowance for loan losses by providing $150,000 as a charge to earnings in the first quarter of 1999. Management deemed it prudent to increase the allowance in light of the $27.4 million increase in net loans outstanding (exclusive of money market loan participations), all of which occurred in the higher risk categories of multi-family and commercial real estate mortgage loans.

   While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

   In March 1999, four federal banking agencies and the Securities and Exchange Commission announced they have formed a working group to come up with new guidelines for the documentation, disclosure and reporting of bank loan loss reserves because of "continued uncertainty among financial institutions as to the expectations of the banking and securities regulators" on how banks should calculate and report loan loss reserves. Within one year, the working group expects to issue guidance regarding (1) the procedures necessary for a reasoned assessment of losses inherent in a loan portfolio,
(2) documentation that should exist to support the allowance and (3) enhanced disclosure of credit loss allowances, including changes in risk factors and asset quality that affect allowances for credit losses. It is not possible at this time to anticipate what effect, if any, guidelines developed by the working group will have on the financial condition or operating results of the Company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

GENERAL

   Operating results are primarily dependent on the Company's net interest income, which is the difference between the interest earned on the Company's loan and investment portfolios and the interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as service fees and sales of investment securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

   Net income for the three months ended March 31, 1999 was $5.2 million compared to $3.8 million for the three months ended March 31, 1998, an increase of 37.5%. The 1999 period included $1.2 million of gains from sales of marketable equity securities ($692,000 on an after-tax basis) compared to $8,000 ($5,000 on an after-tax basis) in the 1998 period. Excluding these amounts, the increase in net income for the 1999 first quarter compared to the 1998 first quarter was $726,000, or 19.3%. The increase resulted primarily from loan growth and the availability of the net proceeds from the Offering.

   Earnings per share of common stock was $0.18 for the three months ended March 31, 1999. Securities gains on an after-tax basis amounted to $0.02 per share in that same three month period. Per share data is not presented for the three months ended March 31, 1998 because the Company became a publicly owned stock institution on March 24, 1998 and, accordingly, did not have shares outstanding throughout that three month period.

   Interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowings) declined from 3.11% in the first quarter of 1998 to 2.58% in the first quarter of 1999. Contributing to the decline were lower yields on existing loans, new loan originations, short-term investments and newly acquired investment securities caused by a falling interest rate environment. In addition, average deposit balances of $44.0 million were held by the Company during the first quarter of 1998 in connection with subscriptions for stock in the Offering. The rate paid on such funds was 2.50% while the average rate earned from investing the funds in short-term investments was 5.41%. The average rate paid on deposits, borrowed funds and the stock subscription proceeds was 4.54% in the first quarter of 1998 compared to an average rate of 4.62% paid on deposits and borrowed funds in the first quarter of 1999. Excluding the funds from stock subscriptions, the average rate paid on deposits and borrowed funds in the first quarter of 1998 would have been 4.71%, or 14 basis points higher than the actual rate paid.

INTEREST INCOME

   Interest income on loans, excluding money market loan participations, was $11.5 million in the first quarter of 1999 compared to $10.5 million in the first quarter of 1998, an increase of $1.0 million, or 9.4%. The additional income resulting from an increase in average loans outstanding of $86.4 million, or 18.2%, in the first quarter of 1999 compared to the first quarter in 1998 was partially offset by a decline in the average rate earned on loans from 8.84% in the 1998 quarter to 8.21% in the 1999 quarter. The reduction in loan yield was attributable to a falling interest rate environment. Historically, much of the Company's loan portfolio was priced at adjustable rates tied to a published prime rate. Cuts in the prime rate during the latter part of 1998 caused a decline in the yield on the Company's adjustable rate loans. The falling rate environment prompted some multi-family and commercial real estate borrowers to convert their loans to fixed-rate pricing for several years. Additionally, a significant part of new loan production in the second half of 1998 and the first quarter of 1999 was originated at prevailing market rates for fixed periods averaging five to seven years. If interest rates increase during the fixed rate phase of these new loans, net interest income could be negatively affected. Management expects the overall yield on the loan portfolio in the next few quarters to decline from the 8.21% average yield earned during the first quarter of 1999.

   The average balance invested in money market loan participations during the three months ended March 31, 1999 and 1998 were $39.9 million and $41.8 million, respectively, and the yields earned on those balances were 5.14% and 5.60%, respectively.

   Interest income on debt securities increased 29.4% from $2.5 million in the first quarter in 1998 to $3.3 million in the first quarter of 1999 as a result of shifting part of the proceeds from the Offering from short-term investments to debt securities maturing in the two year range. The average balances invested in debt securities and short-term investments were $226.7 million and $19.7 million, respectively, in the first quarter of 1999 compared to $169.7 million and $34.1 million, respectively, in the first quarter of 1998. Yields earned on those balances were 5.80% and 4.89%, respectively, in the 1999 period and 5.99% and 5.41%, respectively, in the 1998 period. The reduced rates were attributable to the falling rate environment.

INTEREST EXPENSE

   Interest expense on deposits was $5.1 million for the three months ended March 31, 1999, an 8.9% decrease from the $5.6 million expended for the three months ended March 31, 1998. Part of the decrease was due to the $275,000 of interest paid on the $44 million of average balances on deposit pertaining to the Offering during the first quarter of 1998. Excluding such balances, the average of other deposits increased modestly ($3.3 million, or 0.7%) in the 1999 quarter compared to the 1998 quarter. The average rates paid on such deposits were 4.32% in the 1999 quarter and 4.48% in the 1998 quarter. The low level of deposit growth was due in part to withdrawals by eligible depositors for purchase of stock in the Offering. Also, the strength of the stock market and the low interest rate environment prompted some depositors to place funds in other financial instruments such as mutual funds and annuities.

   The Company increased its use of borrowings from the FHLB as part of its management of interest rate risk. The average balances of advances outstanding were $97.7 million in the first quarter of 1999 compared to $66.1 million in the first quarter of 1998 and the average rates paid on such balances were 6.12% and 6.36%, respectively.

NON-INTEREST INCOME

   Sales of marketable equity securities during the three months ended march 31, 1999 and 1998 resulted in gains of $1.2 million and $8,000, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. The decrease in fees and charges from $242,000 in the first quarter of 1998 to $177,000 in the first quarter of 1999 resulted primarily from less mortgage loan prepayment fees.

NON-INTEREST EXPENSE

   Total non-interest expense increased 12.8% from $2.1 million for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999. Most of the increase resulted from higher compensation and employee benefits expense caused by additional personnel (including two commercial loan officers, a residential mortgage loan originator and a loan administrative assistant) and a $92,000 provision relating to the employee stock ownership plan (the "ESOP"). The ESOP became effective upon the Company's conversion to stock and, accordingly, there was no expense for the ESOP in the first quarter of 1998.

   Advertising and marketing expense increased from $81,000 in the first quarter of 1998 to $112,000 in the first quarter of 1999 because of new promotions and the accounting for the advertising budget on an accrual basis commencing in 1999 rather than on the when paid basis used in 1998. The increase in other expenses is attributable primarily to expenses associated with being a public company such as costs for annual reports, proxies, stock transfer agent fees and stock exchange fees. The level of increase in these expenses is more pronounced in the first quarter of 1999 compared to the prior year quarter since the Company only became a public stock institution on March 24, 1998.

INCOME TAXES

   The effective rate of income taxes was 36.0% in the first quarter of 1999 compared to 35.9% in the first quarter of 1998. The rate of state income taxes was low in both quarters because of the existence of a real estate investment trust subsidiary and utilization of investment security subsidiaries.

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

     Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Bank. At March 31, 1999, interest-earning assets maturing or repricing within one year amounted to $365.7 million and interest-bearing liabilities maturing or repricing within one year amounted to $444.7 million resulting in a cumulative one-year negative gap position of $79.0 million, or 8.9% of total assets.

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

     During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in little growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

     From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the three months ended March 31, 1999, the Company repaid advances of $2.0 million and obtained new advances of $10.0 million. Total advances outstanding at March 31, 1999 amounted to $102.4 million.

     The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At March 31, 1999, such assets amounted to $73.3 million, or 8.2% of total assets.

     At March 31, 1999, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $202.7 million, or 25.1% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

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

     Step 1. AWARENESS AND UNDERSTANDING OF THE PROBLEM. The Company has formed a Year 2000 team that has investigated the problem and its potential impact on the Company's systems. An independent consulting firm was engaged to assist the Company in development of its approach to becoming Y2K compliant. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and will continue in 1999.

     Step 2. IDENTIFICATION OF ALL POTENTIALLY AFFECTED SYSTEMS. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are impacted by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete. Any new hardware or software that may be purchased during 1999 will be evaluated for Y2K compliance

     Step 3. ASSESSMENT AND PLANNING. The Y2000 team has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant. The project team has developed an inventory of its vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is considered complete.

     Step 4. CORRECTION AND TESTING. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. Most of the testing and corrections has taken place. This step is expected to be completed by the end of June 1999. The monitoring of certain non-IT vendors will continue throughout 1999.

     Step 5. IMPLEMENTATION. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is substantially completed. Contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors was completed in the first quarter of 1999.

     The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

     The Company expensed $130,000 in 1998, $10,000 of which was in the first quarter, and $3,000 in the first quarter of 1999. While the Company expects to incur additional costs through 1999 to become Y2K compliant, it does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.

RECENT DEVELOPMENTS

1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN

     At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP"). See note 8 to the unaudited consolidated financial statements included herein (pages 9 and 10) for information about these plans.

     Assuming all shares awarded under the RRP vest according to the terms of the awards, the Company's pre-tax operating expenses will be charged by $5.9 million, $3.6 million of which will be in the last three quarters of 1999, $1.3 million in the year 2000 and $1.0 million over the years 2001 through 2007. The RRP will and the Stock Option Plan could have a dilutive effect on the interests of the Company's stockholders.

INTERNET HOME BANKING

     The Company has entered into a three year contractual arrangement with Digital Insight Corporation ("Digital Insight"), a provider of real-time, Internet-based transaction services for financial institutions. Through Digital Insight, the Company plans to commence offering to its existing customers Internet home banking and bill payment services in the second half of 1999. Digital Insight has entered into similar contractual relationships with numerous other financial institutions throughout the United States.

     Digital Insight has advised the Company in writing that the systems it uses to provide the contemplated services are Year 2000 compliant. While this new service offering is not expected to have a significant impact on the Company's 1999 operating results, it is not possible to predict how much the Company's customers will use the new services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part 1 of this report and pages 12 through 14 of the Company's Annual Report incorporated by reference in
Part II item 7A of Form 10-K for the fiscal year ended December 31, 1998.

     For quantitative information about market risk, see pages 12 through 14 of the Company's 1998 Annual Report.

     There have been no material changes in the quantitative disclosures about market risk as of March 31, 1999 from those presented in the Company's 1998 Annual Report.

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

     Not applicable.

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

     Financial Data Schedule - Included herein on Page 21.

     There were no reports filed on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                               BROOKLINE BANCORP, INC.




DATE: MAY 13, 1999       BY:   /s/ RICHARD P. CHAPMAN, JR.
                               ------------------------------------------
                               RICHARD P. CHAPMAN, JR.
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE: MAY 13, 1999       BY:   /s/ PAUL R. BECHET
                               -------------------------------------------------
                               PAUL R. BECHET
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER