Form 10-Q
period 1999-06-30
BROOKLINE BANCORP INC
filed 1999-08-11
CIK 1049782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              / /  TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________  to ________________

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

Common Stock, $0.01 par value--28,862,300 shares outstanding as of August 09, 1999.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


PART I      FINANCIAL INFORMATION                                              PAGE
------      ---------------------                                              ----


Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of June 30, 1999 and December 31, 1998 .........................  1

            Consolidated Statements of Income for the three months and six months ended June 30, 1999 and 1998 ...........................  2

            Consolidated Statements of Comprehensive Income for
            the three months and six months ended June 30, 1999 and 1998 ......  3

            Consolidated Statements of Changes in Stockholders'
            Equity for the six months ended June 30, 1999 and 1998 ............  4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1999 and 1998 ...............................  6

            Notes to Consolidated Financial Statements ........................  8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................... 12

Item 3.     Quantitative and Qualitative Disclosures about Market Risks ....... 21

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ................................................. 21

Item 2.     Changes in Securities ............................................. 21

Item 3.     Defaults upon Senior Securities ................................... 21

Item 4.     Submission of Matters to a Vote of Security Holders ............... 22

Item 5.     Other Information ................................................. 22

Item 6.     Exhibits and Reports on Form 8-K .................................. 22

            Signature Page .................................................... 23


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          1999             1998
                                                                       -----------     ------------
                                                                       (UNAUDITED)
                   ASSETS
Cash and due from banks............................................    $    7,744      $      6,657
Short-term investments.............................................        14,895            22,660
Securities available for sale......................................       139,597           133,529
Securities held to maturity (market value of $118,821
  and $122,043, respectively)......................................       119,370           121,390
Restricted equity securities.......................................         6,189             5,174
Loans, excluding money market loan participations                         599,184           548,558
Money market loan participations...................................        23,900            44,300
Allowance for loan losses..........................................       (13,399)          (13,094)
                                                                       ----------      ------------
     Net loans.....................................................       609,685           579,764
                                                                       ----------      ------------
Accrued interest receivable........................................         6,305             6,457
Bank premises and equipment, net...................................         1,349             1,184
Other real estate owned, net.......................................         1,919             1,940
Other assets.......................................................           260               272
                                                                       ----------      ------------
     Total assets..................................................    $  907,313       $   879,027
                                                                       ----------      ------------
                                                                       ----------      ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...........................................................    $  504,575       $   489,370
Borrowed funds.....................................................       109,300            94,350
Mortgagors' escrow accounts........................................         3,433             3,308
Income taxes payable...............................................         3,819             5,843
Deferred income tax liability, net.................................           354             2,045
Accrued expenses and other liabilities.............................         6,360             5,889
                                                                       ----------      ------------
     Total liabilities.............................................       627,841           600,805
                                                                       ----------      ------------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued....................................................
  Common stock, $.01 par value; 45,000,000 shares authorized,
     29,641,500, and 29,095,000 shares issued......................           296               291
  Additional paid-in capital.......................................       140,386           134,490
  Retained earnings................................................       142,763           135,282
  Accumulated other comprehensive income...........................        13,329            14,416
  Treasury stock, at cost - 671,700 shares
    and 113,500 shares, respectively...............................        (7,725)           (1,316)
  Unearned compensation - recognition and retention plan                   (4,635)               --
  Unallocated common stock held by ESOP - 390,642 shares
   and 386,457 shares, respectively................................        (4,942)           (4,941)
                                                                       ----------      ------------
     Total stockholders' equity....................................       279,472           278,222
                                                                       ----------      ------------
     Total liabilities and stockholders' equity....................    $  907,313       $   879,027
                                                                       ----------      ------------
                                                                       ----------      ------------


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                              -------------------------    ------------------------
                                                                1999            1998         1999           1998
                                                              ---------       ---------    ---------      ---------
                                                                                  (UNAUDITED)

Interest income:
  Loans, excluding money market loan participations........   $  11,755       $  10,582     $  23,271     $  21,112
  Money market loan participations.........................         462             738           967         1,325
  Debt securities..........................................       3,324           3,020         6,613         5,560
  Marketable equity securities.............................         231             171           413           352
  Restricted equity securities.............................          94              59           173           115
  Short-term investments...................................         117             649           355         1,111
                                                             ----------      ----------    ----------    ----------
     Total interest income.................................      15,983          15,219        31,792        29,575
                                                             ----------      ----------    ----------    ----------
Interest expense:
  Deposits.................................................       5,133           5,136        10,273        10,774
  Borrowed funds...........................................       1,659           1,138         3,133         2,190
                                                             ----------      ----------    ----------    ----------
     Total interest expense ...............................       6,792           6,274        13,406        12,964
                                                             ----------      ----------    ----------    ----------
Net interest income........................................       9,191           8,945        18,386        16,611
Provision for loan losses..................................         150             100           300           100
                                                             ----------      ----------    ----------    ----------
     Net interest income after provision for loan losses...       9,041           8,845        18,086        16,511
                                                             ----------      ----------    ----------    ----------
Non-interest income:
  Fees and charges.........................................         231             305           438           587
  Gains on sales of securities, net........................       2,408           1,238         3,598         1,246
  Other real estate owned income, net......................          56              52           109           101
  Other income.............................................           7               5             9             8
                                                             ----------      ----------    ----------    ----------
     Total non-interest income.............................       2,702           1,600         4,154         1,942
                                                             ----------      ----------    ----------    ----------

Non-interest expense:
  Compensation and employee benefits.......................       1,565           1,447         3,072         2,741
  Recognition and retention plan...........................       1,274              --         1,274            --
  Occupancy................................................         172             165           349           358
  Equipment and data processing............................         291             313           566           596
  Advertising and marketing................................         113              80           225           161
  Other....................................................         337             326           662           600
                                                             ----------      ----------    ----------    ----------
     Total non-interest expense............................       3,752           2,331         6,148         4,456
                                                             ----------      ----------    ----------    ----------

Income before income taxes.................................       7,991           8,114        16,092        13,997
Provision for income taxes.................................       2,827           2,971         5,745         5,084
                                                             ----------      ----------    ----------    ----------
     Net income............................................   $   5,164       $   5,143     $  10,347     $   8,913
                                                             ----------      ----------    ----------    ----------
                                                             ----------      ----------    ----------    ----------

Weighted average common shares
  outstanding during the period ...........................  28,138,891      29,004,114    28,302,082           N/A
                                                             ----------      ----------    ----------
                                                             ----------      ----------    ----------

Earnings per common share:
     Basic ................................................      $ 0.18         $  0.18       $  0.36           N/A
     Diluted ..............................................        0.18            0.18          0.36           N/A
                                                             ----------      ----------    ----------
                                                             ----------      ----------    ----------


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                             -------------------------    ------------------------
                                                               1999            1998         1999           1998
                                                             ---------       ---------    ---------      ---------
                                                                                 (UNAUDITED)

Net income.................................................  $   5,164       $   5,143    $  10,347     $   8,913
                                                             ---------       ---------    ---------     ---------

Other comprehensive income, net of taxes:
  Unrealized holding gains.................................      2,115              89        1,478         2,686
  Income tax expense.......................................        739              32          428           991
                                                             ---------       ---------    ---------     ---------
        Net unrealized holding gains.......................      1,376              57        1,050         1,695
                                                             ---------       ---------    ---------     ---------

  Less reclassification adjustment for gains
   included in net income:
     Realized gains........................................      2,408           1,238        3,598         1,246
     Income tax expense....................................        963             470        1,461           473
                                                             ---------       ---------    ---------     ---------
        Net reclassification adjustment....................      1,445             768        2,137           773
                                                             ---------       ---------    ---------     ---------

        Total other comprehensive income (loss)............        (69)           (711)      (1,087)          922
                                                             ---------       ---------    ---------     ---------

Comprehensive income.......................................  $   5,095       $   4,432    $   9,260     $   9,835
                                                             ---------       ---------    ---------     ---------
                                                             ---------       ---------    ---------     ---------



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                          UNALLOCATED
                                                                 ACCUMULATED                UNEARNED        COMMON
                                          ADDITIONAL               OTHER                  COMPENSATION--     STOCK       TOTAL
                                  COMMON   PAID-IN    RETAINED  COMPREHENSIVE  TREASURY  RECOGNITION AND    HELD BY    STOCKHOLDERS'
                                  STOCK    CAPITAL    EARNINGS     INCOME        STOCK   RETENTION PLAN      ESOP        EQUITY
                                  ------  ----------  --------  -------------  --------  ---------------  -----------  -------------
Balance at December 31, 1997 ...  $   --   $     --   $119,018    $ 13,739     $   --       $   --         $     --      $132,757

Net income .....................      --         --      8,913          --         --           --               --         8,913

Unrealized gain on securities
  available for sale, net of
  reclassification adjustment ..      --         --         --         922         --           --               --           922

Net proceeds of stock offering
  and issuance of common
  stock (29,095,000 shares) ....     291    134,527         --          --         --           --               --       134,818

Common stock acquired by
  ESOP (122,500 shares) ........      --         --         --          --         --           --           (1,981)       (1,981)

Common stock held by ESOP
  committed to be released
  (6,525 shares) ...............      --          4         --          --         --           --              105           109
                                  ------   --------   --------    --------     ------       ------         --------      --------

Balance at June 30, 1998 .......  $  291   $134,531   $127,931    $ 14,661     $   --       $   --         $ (1,876)     $275,538
                                  ------   --------   --------    --------     ------       ------         --------      --------
                                  ------   --------   --------    --------     ------       ------         --------      --------


                                                                     (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
               SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                          UNALLOCATED
                                                                 ACCUMULATED                UNEARNED        COMMON
                                          ADDITIONAL               OTHER                  COMPENSATION--     STOCK       TOTAL
                                  COMMON   PAID-IN    RETAINED  COMPREHENSIVE  TREASURY  RECOGNITION AND    HELD BY    STOCKHOLDERS'
                                  STOCK    CAPITAL    EARNINGS     INCOME        STOCK   RETENTION PLAN      ESOP        EQUITY
                                  ------  ----------  --------  -------------  --------  ---------------  -----------  -------------
Balance at December 31, 1998....  $  291   $134,490   $135,282    $ 14,416     $ (1,316)    $    --        $(4,941)      $278,222
Net income......................      --         --     10,347          --           --          --             --         10,347
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment..      --         --         --      (1,087)          --          --             --         (1,087)
Common stock dividends
   of $.10 per share............      --         --     (2,866)         --           --          --             --         (2,866)
Treasury stock purchases
   (558,200 shares).............      --         --         --          --       (6,409)         --             --         (6,409)
Common stock issued in
   conjunction with the
   recognition and retention
   plan (546,500 shares)........       5      5,904         --          --           --      (5,909)            --             --
Compensation under recognition
   and retention plan ..........      --         --         --          --           --       1,274             --          1,274
Common stock acquired by ESOP
   (20,000 shares)..............      --         --         --          --           --          --           (200)          (200)
Common stock held by ESOP
   committed to be released
   (15,815 shares)..............      --         (8)        --          --           --          --            199            191
                                  ------   --------   --------    --------     --------     -------        -------       --------

Balance at June 30, 1999........  $  296   $140,386   $142,763    $ 13,329     $ (7,725)    $(4,635)       $(4,942)      $279,472
                                  ------   --------   --------    --------     --------     -------        -------       --------
                                  ------   --------   --------    --------     --------     -------        -------       --------


See accompanying notes to the unaudited consolidated financial statements.

                                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                   1999              1998
                                                                                ---------         ---------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................         $  10,347         $   8,913
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................               300               100
      Compensation under recognition and retention plan................             1,274                --
      Release of ESOP shares...........................................               191               109
      Depreciation and amortization....................................               261               234
      Amortization, net of accretion, of securities premiums
        and discounts..................................................               937               391
      Accretion of deferred loan origination fees
        and unearned discounts.........................................              (275)             (231)
      Net gains from sales of securities available for sale............            (3,598)           (1,246)
      Net gains from sales of other real estate owned..................                --                (3)
      Deferred income taxes............................................              (719)             (125)
      (Increase) decrease in:
        Accrued interest receivable....................................               152              (746)
        Other assets...................................................                12               424
      Increase (decrease) in:
        Income taxes payable...........................................            (1,963)           (3,175)
        Accrued expenses and other liabilities.........................               471              (239)
                                                                                ---------         ---------
          Net cash provided by operating activities....................             7,390             4,406
                                                                                ---------         ---------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......             3,673             2,449
  Proceeds from redemptions and maturities of securities
    available for sale.................................................            26,000            21,240
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................            18,960             6,739
  Purchase of securities available for sale............................           (34,420)          (52,320)
  Purchase of securities held to maturity..............................           (17,720)          (35,882)
  Purchase of Federal Home Loan Bank of Boston stock...................              (984)             (558)
  Purchase of other restricted equity securities                                      (31)               --
  Net increase in loans................................................           (55,096)          (23,809)
  Proceeds from sales of participation in loans........................             4,750             1,739
  Purchase of bank premises and equipment..............................              (406)              (82)
  Capital expenditures on other real estate owned......................               (12)               --
  Proceeds from sales of other real estate owned.......................                13                55
                                                                                ---------         ---------
          Net cash used for investing activities.......................           (55,273)          (80,429)
                                                                                ---------         ---------


                                                                     (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                   1999              1998
                                                                                ---------         ---------
                                                                                         (UNAUDITED)
Cash flows from financing activities:
  Increase (decrease) in demand deposits and NOW, savings and
    money market savings accounts......................................         $  23,036         $  (2,072)
  Decrease in certificates of deposit..................................            (7,831)          (12,767)
  Proceeds from Federal Home Loan Bank of Boston advances..............            27,500            20,750
  Repayment of Federal Home Loan Bank of Boston advances...............           (12,550)          (11,600)
  Increase in mortgagors' escrow accounts..............................               125               138
  Net proceeds from issuance of common stock...........................                --           134,818
  Purchase of common stock for ESOP....................................              (200)           (1,981)
  Payment of dividends on common stock.................................            (2,866)               --
  Purchase of treasury stock...........................................            (6,409)               --
                                                                                ---------         ---------
        Net cash provided by financing activities......................            20,805           127,286
                                                                                ---------         ---------


Net increase (decrease) in cash and cash equivalents...................           (27,078)           51,263
Cash and cash equivalents at beginning of period.......................            73,617            44,513
                                                                                ---------         ---------

Cash and cash equivalents at end of period.............................         $  46,539         $  95,776
                                                                                ---------         ---------
                                                                                ---------         ---------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowed funds............................         $  13,356         $  12,931
    Income taxes.......................................................             8,419             8,383


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

        Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Net proceeds from the Offering amounted to $134.8 million. The Company contributed 50% of the net proceeds of the Offering to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to fund a loan to the Bank's employee stock ownership plan and acquire short-term investments and investment securities.

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

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

        Through June 30, 1999, the ESOP has purchased 427,600 shares of common stock in the open market at an aggregate cost of $5,448. For the six months ended June 30, 1999, $183 was charged to compensation and employee benefits expense based on the commitment to release 15,815 shares to eligible employees.

(4)     EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

        The components of basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                                                  WEIGHTED                 NET INCOME
                                          NET INCOME             AVERAGE SHARES             PER SHARE
                                       ---------------         ------------------         -------------
                                       1999       1998         1999          1998         1999     1998
                                       ----       ----         ----          ----         ----     ----
                                       (IN THOUSANDS)
        THREE MONTHS
        ENDED JUNE 30
        Basic ..................    $ 5,164    $ 5,143     28,138,891    29,004,114     $ 0.18   $ 0.18
        Effect of dilutive
           stock options .......         --         --          3,346            --         --       --
                                    -------    -------     ----------    ----------     ------   ------

        Dilutive ...............    $ 5,164    $ 5,143     28,142,237    29,004,114     $ 0.18   $ 0.18
                                    -------    -------     ----------    ----------     ------   ------
                                    -------    -------     ----------    ----------     ------   ------


        SIX MONTHS
        ENDED JUNE 30
        Basic ..................    $10,347    $ 8,913     28,302,082        N/A        $ 0.36     N/A
        Effect of dilutive
           stock options .......         --         --          1,682        N/A            --     N/A
                                    -------    -------     ----------    ----------     ------
        Dilutive ...............    $10,347    $ 8,913     28,303,764        N/A        $ 0.36     N/A
                                    -------    -------     ----------    ----------     ------


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

(5)     ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 1999 and December 31, 1998, such taxes amounted to $7,754 and $8,788, respectively.


(6)     COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

        At June 30, 1999, the Company had outstanding commitments to originate loans of $60,521, $44,194 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $10,376, $9,055 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the six months ended June 30, 1999 and 1998 was $22 and $3, respectively.

(7)     DIVIDEND DECLARATION

        On July 15, 1999, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.05 per share of common stock to shareholders of record as of July 31, 1999 and payable on August 13, 1999.

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

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

        Under the RRP, 546,986 shares of the Company's common stock have been reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. The shares vest over varying time periods ranging from six months up to eight years. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restrictions will vest and be free of such restrictions. A significant number of shares vest in 1999 and 2000. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Assuming all shares vest according to the terms of the awards, the Company's pre-tax operating expenses will be charged by the following amounts in the periods indicated (in thousands):


            YEAR 1999
            ---------
            Second quarter (actual expense) .....   $   1,274
            Third quarter .......................       1,638
            Fourth quarter ......................         683
                                                    ---------
                                                        3,595
                                                    ---------

            YEAR 2000
            ---------
            First quarter .......................         397
            Second quarter ......................         376
            Third quarter .......................         366
            Fourth quarter ......................         115
                                                    ---------
                                                        1,254
                                                    ---------

            Year 2001 ...........................         172
            Year 2002 ...........................         172
            Year 2003 ...........................         172
            Year 2004 ...........................         166
            Year 2005 ...........................         164
            Year 2006 ...........................         164
            Year 2007 ...........................          50
                                                    ---------
                                                    $   5,909
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

        Prior to March 24, 1998, the Company had no assets or liabilities. Its principal activities since that date through June 30, 1999 have been to complete the Offering, acquire all of the capital stock of the Bank, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire investment securities and fund a loan to the Bank's employee stock ownership plan.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

        Total assets increased by $28.3 million, or 3.2%, from $879.0 million at December 31, 1998 to $907.3 million at June 30, 1999. Excluding money market loan participations, the loan portfolio increased by $50.6 million, or 9.2%, from $548.6 million at December 31, 1998 to $599.2 million at June 30, 1999. Growth took place in the multi-family mortgage loan sector ($16.0 million, or 6.1%), the commercial real estate mortgage loan sector ($14.3 million, or 7.2%), the commercial loan sector ($14.5 million, or 111.2%) and the one-to-four family mortgage loan sector ($4.8 million, or 7.5%). Changes in other sectors of the loan portfolio were modest. Most of the growth in the commercial loan sector was attributable to a $10 million participation maturing in one year. Part of the growth in the loan portfolio was funded by a reduction in money market loan participations from $44.3 million at December 31, 1998 to $23.9 million at June 30, 1999. Generally, participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

        Total deposits were $504.6 million at June 30, 1999 compared to $489.4 million at December 31, 1998, an increase of $15.2 million, or 3.1%. Money market savings accounts increased by $20.7 million, or 11.9%, while certificates of deposit declined by $7.8 million, or 3.2%, between the two dates. The current economic environment prompted depositors to place more of their funds in accounts with shorter maturities or immediate availability.

        The Company increased its borrowings from the Federal Home Loan Bank of Boston ("FHLB") from $94.4 million at December 31, 1998 to $109.3 million at June 30, 1999 as part of its efforts to manage interest rate risk. As loan customers have sought to lock in fixed rates of interest for several years, the Company has extended its use of borrowings with maturities in the five year range.

        Total stockholders' equity increased from $278.2 million at December 31, 1998 to $279.5 million at June 30, 1999. For the first six months of 1999, net income was $10.3 million and cash dividends paid to stockholders were $2.9 million, or $0.10 per share. During the six months ended June 30, 1999, the Company purchased 558,200 shares of the Company's common stock in the open market at an aggregate cost of $6.4 million, or $11.48 per share. Such purchases were made in connection with a stock repurchase plan approved by regulators on October 20, 1998 allowing the Company to repurchase 1,454,750 shares, or 5.0%, of the total common shares outstanding. As of June 30, 1999, 671,700 shares were purchased at an aggregate cost of $7.7 million, or $11.50 per share.

        At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan and the 1999 Recognition and Retention Plan. See note 8 to the unaudited consolidated financial statements on pages 10 and 11 herein for information regarding the approved plans.

        Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $21.1 million ($13.3 million on an after-tax basis) at June 30, 1999 and $23.2 million ($14.4 million on an after-tax basis) at December 31, 1998. The net decrease is after realization of $3.6 million ($2.1 million on an after-tax basis) of gains from sales of marketable equity securities during the six months ended June 30, 1999.

NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

        The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:


                                                                            JUNE 30,        DECEMBER 31,
                                                                              1999             1998
                                                                         ------------       ------------
                                                                             (DOLLARS IN THOUSANDS)
             Non-accrual loans:
               Mortgage loans:
                 Commercial .............................................  $     292           $     297
                 Home equity ............................................         --                  35
                                                                           ---------           ---------
                   Total non-accrual loans                                       292                 332

             Other real estate owned, net of allowance
               for losses of $186 and $186, respectively ................      1,919               1,940
                                                                           ---------           ---------
                   Total non-performing assets ..........................  $   2,211           $   2,272
                                                                           ---------           ---------
                                                                           ---------           ---------

             Restructured loans .........................................  $      --           $      --
                                                                           ---------           ---------
                                                                           ---------           ---------

             Allowance for loan losses ..................................  $  13,399           $  13,094
                                                                           ---------           ---------
                                                                           ---------           ---------

             Allowance for loan losses as a percent
               of total loans ...........................................       2.15%               2.21%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans ......................................       2.24                2.39
             Non-accrual loans as a percent of total loans ..............       0.05                0.06
             Non-performing assets as a percent of
               total assets .............................................       0.24                0.26


        In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $1.3 million at June 30, 1999 and December 31, 1998. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and/or the sufficiency of collateral values.

        During the six months ended June 30, 1999, recoveries of loans previously charged off amounted to $5,000 and loan charge-offs were less than $1,000. Despite net loan recoveries and a continued low level of non-performing loans, the Company increased its allowance for loan losses by providing $150,000 as a charge to earnings in each of the first and second quarters of 1999. Management deemed it prudent to increase the allowance in light of the $50.6 million increase in net loans outstanding (exclusive of money market loan participations), most of which occurred in the higher risk categories of multi-family and commercial real estate mortgage loans and commercial loans.

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

        In March 1999, four federal banking agencies and the Securities and Exchange Commission announced they had formed a working group to come up with new guidelines for the documentation, disclosure and reporting of bank loan loss reserves because of "continued uncertainty among financial institutions as to the expectations of the banking and securities regulators" on how banks should calculate and report loan loss reserves. Within one year, the working group expects to issue guidance regarding (1) the procedures necessary for a reasoned assessment of losses inherent in a loan portfolio, (2) documentation that should exist to support the allowance and (3) enhanced disclosure of credit loss allowances, including changes in risk factors and asset quality that affect allowances for credit losses. It is not possible at this time to anticipate what effect, if any, guidelines developed by the working group will have on the financial condition or operating results of the Company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998

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

        Net income for the three months ended June 30, 1999 was $5.2 million ($0.18 per share) compared to $5.1 million ($0.18 per share) for the three months ended June 30, 1998. The 1999 period included $2.4 million of gains from sales of marketable equity securities ($1.4 million on an after-tax basis, or $0.05 per share) compared to $1.2 million ($768,000 on an after-tax basis, or $0.03 per share) in the 1998 period. The 1999 period also included $1.3 million of expense ($823,000 on an after-tax basis, or $0.03 per share) related to the recognition and retention plan approved by the stockholders on April 15, 1999. (See note 8 to the unaudited consolidated financial statements on pages 10 and 11 herein). Excluding securities gains and recognition and retention plan expense, net income was $4.5 million ($0.16 per share) in the 1999 period, or 3.8% higher than the $4.4 million ($0.15 per share) in the 1998 period.

        Interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowings) declined from 2.69% in the second quarter of 1998 to 2.62% in the second quarter of 1999. The average yield on assets declined from 7.45% in the 1998 period to 7.16% in the 1999 period. A falling interest rate environment resulted in lower yields on new loan originations and investment purchases and a higher volume of prepayments of loans originated in prior years at higher rates. The overall decline in yield on earning assets was partially offset by a reduction in the average rate paid on deposits and borrowed funds from 4.76% in the 1998 period to 4.54% in the 1999 period.

INTEREST INCOME

        The average balance of interest-earning assets increased by $75.1 million, or 9.1%, from $822.0 million in the second quarter of 1998 to $897.1 million in the second quarter of 1999. Loans (excluding money market loan participations) accounted for 59.3% of total interest-earning assets in the 1998 period compared to 64.8% in the 1999 period. Upon the conversion to stock in March 1998, the Company invested much of the conversion proceeds in short-term investments and investment securities with relatively short maturities. Since the conversion, the Company has sought to increase the percent of total interest-earning assets represented by loans since loans generate a higher yield than short-term investments and investment securities.

        Interest income on loans, excluding money market loan participations, was $11.8 million in the second quarter of 1999 compared to $10.6 million in the second quarter of 1998, an increase of $1.2 million, or 11.1%. The additional income resulting from an increase in average loans outstanding of $94.0 million, or 19.3%, in the second quarter of 1999 compared to the second quarter of 1998 was partially offset by a decline in the average rate earned on loans from 8.69% in the 1998 quarter to 8.09% in the 1999 quarter. The reduction in loan yield was attributable to a falling interest rate environment. Historically, part of the Company's loan portfolio was priced at adjustable rates tied to a published prime rate. Cuts in the prime rate during the latter part of 1998 caused a decline in the yield on the Company's adjustable rate loans. The falling rate environment prompted some multi-family and commercial real estate borrowers to convert their loans to fixed rate pricing for several years. Additionally, a significant part of new loan production in the second half of 1998 and the first half of 1999 was originated at prevailing market rates for fixed periods averaging five to seven years. If interest rates increase during the fixed rate phase of these new loans, net interest income could be negatively affected.

        The average balance invested in money market loan participations during the three months ended June 30, 1999 and 1998 were $37.1 million and $51.3 million, respectively, and the yields earned on those balances were 4.99% and 5.75%, respectively.

        Interest income on short-term investments decreased 82.0% from $649,000 in the second quarter of 1998 to $117,000 in the second quarter of 1999 as a result of substantially reduced average balances in such investments ($46.9 million in the 1998 period compared to $9.9 million in the 1999 period) and a reduction in yields from 5.53% in the 1998 period to 4.74% in the 1999 period. Interest income on debt securities increased 10.1% from $3.0 million in the 1998 period to $3.3 million in the 1999 period. The average balances invested in debt securities increased 12.8% from $202.7 million to $228.5 million and the yields earned on such securities were 5.96% and 5.82% in the comparable periods.

INTEREST EXPENSE

        While the average balance of deposits increased by $31.5 million, or 6.9%, from $457.0 million in the second quarter of 1998 to $488.4 million in the second quarter of 1999, the rates paid on such deposits declined from 4.50% in the 1998 period to 4.20% in the 1999 period. As a result, interest expense on deposits remained unchanged at $5.1 million in the 1999 and 1998 periods. Most of the growth in deposits was in money market savings accounts.

        The Company increased its use of borrowings from the FHLB as part of its management of interest rate risk. The average balances of advances outstanding were $110.0 million in the second quarter of 1999 compared to

$70.7 million in the second quarter of 1998 and the average rates paid on such balances were 6.03% and 6.44%, respectively.

PROVISION FOR LOAN LOSSES

        The Company provided $150,000 for loan losses in the second quarter of 1999 compared to $100,000 in the second quarter of 1998. The provisions were made in light of the level of growth of the loan portfolio during those periods of time.

NON-INTEREST INCOME

        Gains on sales of marketable equity securities during the three months ended June 30, 1999 and 1998 were $2.4 million and $1.2 million, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. While the Company has enjoyed attractive returns on its investment in marketable equity securities over a long-time frame, there can be no assurance that attractive returns will continue in the future. Fluctuations in the stock market can cause rapid significant swings in investment returns.

        The decrease in fees and charges from $305,000 in the second quarter of 1998 to $231,000 in the second quarter of 1999 resulted primarily from less mortgage loan fees from late charges, prepayments and commitments.

NON-INTEREST EXPENSE

        Excluding the $1.3 million of expense in the second quarter of 1999 resulting from the Company's recognition and retention plan addressed in earlier sections of this document, total non-interest expense increased 6.3% from $2.3 million for the three months ended June 30, 1998 to $2.5 million for the three months ended June 30. 1999. Most of the increase resulted from higher compensation and employee benefits expense caused by additional personnel relating to lending activities, added costs attributable to being a public company (annual report and proxy costs, stock transfer fees, etc.), increased depreciation expense resulting from upgrades of computer equipment and higher marketing costs. Offsetting some of the increase in expense was a reduction in Year 2000 compliance costs from $40,000 in the 1998 period to $3,000 in the 1999 period.

INCOME TAXES

        The effective rate of income taxes was 35.4% in the second quarter of 1999 compared to 36.6% in the second quarter of 1998. The rate of state income taxes was low in both quarters because of the existence of a real estate investment subsidiary and utilization of investment security subsidiaries.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL

        Net income for the six months ended June 30, 1999 was $10.3 million ($0.36 per share) compared to $8.9 million (per share data not applicable since the Company converted to stock on March 24, 1998). The 1999 period included $3.6 million of gains from sales of marketable equity securities ($2.1 million on an after-tax basis, or $0.07 per share) compared to $1.2 million ($773,000 on an after-tax basis) in the 1998 period. The 1999 period also included $1.3 million of expense ($823,000 on an after-tax basis, or $0.03 per share) related to the recognition and retention plan approved by the stockholders on April 15, 1999. Excluding securities gains and recognition and retention plan expense, net income was $9.0 million ($0.32 per share) in the 1999 period, or 11.0% higher than the $8.1 million in the 1998 period.

        Interest rate spread declined from 2.91% in the 1998 period to 2.63% in the 1999 period. The average yield on assets declined from 7.55% in the 1998 period to 7.18% in the 1999 period primarily because of lower yields on existing loans, loan originations, short-term investments and newly acquired investment securities caused by a falling interest rate environment. In addition, average deposit balances of $44.0 million were held by the Company during the first quarter of 1998 in connection with subscriptions for stock in the Offering. The rate paid on such funds was 2.50% while the average rate earned from investing the funds in short-term investments during the same period was 5.41%. The average rate paid on deposits, borrowed funds and the stock subscription proceeds was 4.64% in the first six months of 1998 compared to an average rate of 4.55% paid on deposits and borrowed funds in the first six months of 1999. Excluding the funds from stock subscriptions, the average rate paid on deposits and borrowed funds in the first six months of 1998 would have been 4.73%, or 9 basis points higher than the actual rate paid.

INTEREST INCOME

        The average balance of interest-earning assets increased by $102.5 million, or 13.0%, from $787.3 million in the first half of 1998 to $889.8 million in the first half of 1999. Loans (excluding money market loan participations) accounted for 61.1% of total interest-earning assets in the 1998 period compared to 64.2% in the 1999 period. The increase was attributable to the same reason cited in the section of this filing comparing second quarter 1999 operating results to second quarter 1998 operating results.

        Interest income on loans, excluding money market loan participations, was $23.3 million in the 1999 period compared to $21.1 million in the 1998 period, an increase of $2.2 million, or 10.2%. The additional income resulting from an increase in average loans outstanding of 90.3 million, or 18.8%, in the 1999 period compared to the 1998 period was partially offset by a decline in the average rate earned on loans from 8.78% in the 1998 period to 8.15% in the 1999 period. The reduction in loan yield was attributable to a falling interest rate environment.

        The average balances invested in money market loan particpations during the six months ended June 30, 1999 and 1998 were $38.5 million and $46.6 million, respectively, and the yields earned on those balances were 5.03% and 5.69%, respectively.

        Interest income on short-term investments decreased 68.0% from $1.1 million in the 1998 period to $355,000 in the 1999 period as a result of substantially reduced average balances in such investments ($40.6 million in the 1998 period compared to $14.8 million in the 1999 period) and a reduction in yields from 5.48% in the 1998 period to 4.81% in the 1999 period. Interest income on debt securities increased 18.9% from $5.6 million in the 1998 period to $6.6 million in the 1999 period. The average balances invested in debt securities increased 22.2% from $186.3 million to $227.6 million and the yields earned on such securities were 5.97% and 5.81% in the comparable periods.

INTEREST EXPENSE

        Excluding the average balance of deposits associated with the Offering of $22.0 million in the first half of 1998, the average balance of all other deposits increased by $17.5 million, or 3.7%, from $467.9 million in the 1998 period to $485.3 million in the 1999 period. The average rate paid on deposits (excluding those associated with the Offering) was 4.49% in the 1998 period and 4.23% in the 1999 period. Most of the growth in deposits was in money market savings accounts.

        The Company increased its use of borrowings from the FHLB as part of its management of interest rate risk. The average balances of advances outstanding were $103.9 million in the first half of 1999 compared to $68.4 million in the first half of 1998 and the average rates paid on such balances were 6.03% and 6.40%, respectively.

PROVISION FOR LOAN LOSSES

        The Company provided $300,000 for loan losses in the first half of 1999 compared to $100,000 in the first half of 1998. The provisions were made in light of the level of growth of the loan portfolio during those periods of time.

NON-INTEREST INCOME

        Gains on sales of marketable equity securities in the first half of 1999 and 1998 were $3.6 million and $1.2 million, respectively. The decrease in fees and charges from $587,000 in the first half of 1998 to $438,000 in the first half of 1999 resulted primarily from less mortgage loan prepayment and commitment fees.

NON-INTEREST EXPENSE

        Excluding the $1.3 million of expense in the first half of 1999 resulting from the Company's recognition and retention plan, total non-interest expense increased 9.4% from $4.5 million in the first half of 1998 to $4.9 million in the first half of 1999. Most of the increase resulted from higher compensation and employee benefits expense caused by additional personnel relating primarily to lending activities and a larger provision for the Company's employee stock ownership plan ("ESOP"). The ESOP, which went into effect in the second quarter of 1998, resulted in expense of $183,000 in the first half of 1999 compared to $109,000 in the first half of 1998. Also contributing to the higher level of expense in 1999 were increased costs attributable to being a public company, increased depreciation expense resulting from upgrades of computer equipment and increased marketing costs. Offsetting some of these increases was a reduction in Year 2000 compliance costs from $50,000 in the 1998 period to $6,000 in the 1999 period.

INCOME TAXES

        The effective rate of income taxes was 35.7% in the first half of 1999 compared to 36.3% in the first half of 1998. Both periods benefitted from low state income taxes resulting from the existence of a real estate investment subsidiary and utilization of investment security subsidiaries.

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

        Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Bank. At June 30, 1999, interest-earning assets maturing or repricing within one year amounted to $380.9 million and interest-bearing liabilities maturing or repricing within one year amounted to $454.2 million resulting in a cumulative one-year negative gap position of $73.3 million, or 8.1% of total assets.

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

        From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the six months ended June 30, 1999, the Company repaid advances of $12.6 million and obtained new advances of $27.5 million. Total advances outstanding at June 30, 1999 amounted to $109.3 million.

        The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At June 30, 1999, such assets amounted to $74.8 million, or 8.2% of total assets.

        At June 30, 1999, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $207.3 million, or 25.1% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

YEAR 2000 ("Y2K") COMPLIANCE

        Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date- sensitive systems, a problem known as the Year 2000 or Y2K dilemma. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs or computer chips store calendar dates as two-digit rather than four-digit numbers. These software programs record the year 1998 as "98." This approach will work until the Year 2000 when "00" may be read as 1900 instead of 2000.

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

        Step 2. IDENTIFICATION OF ALL POTENTIALLY AFFECTED SYSTEMS. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are impacted by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete. Any new hardware or software that may be purchased during 1999 will be evaluated for Y2K compliance.

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

        Step 4. CORRECTION AND TESTING. The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. All of the testing and corrections are complete. The monitoring of certain third party vendors will continue throughout 1999.

        Step 5. IMPLEMENTATION. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase is substantially completed. Development of contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors has been completed. Training of employees and testing of the contingency plans will take place in the second half of 1999.

        The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

        The Company expensed $130,000 in 1998, $10,000 of which was in the first quarter, and $40,000 of which was in the second quarter. The Company expensed $6,000 in the first six months of 1999. While the Company expects to incur additional costs through 1999 to become Y2K compliant, it does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner, in particular by third parties on whom the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.

RECENT DEVELOPMENTS

INTERNET HOME BANKING OFFERED BY BROOKLINE SAVINGS BANK

        The Company has entered into a three year contractual arrangement with Digital Insight Corporation ("Digital Insight"), a provider of real-time, internet-based transaction services for financial institutions. Through Digital Insight, the Company commenced offering to its existing customers internet home banking and bill payment services in July 1999. Digital Insight has entered into similar contractual relationships with numerous other financial institutions throughout the United States. Digital Insight has advised the Company in writing that the systems it uses to provide the contemplated services are Year 2000 compliant. While this new service offering is not expected to have a significant impact on the Company's 1999 operating results, it is not possible to predict how much the Company's customers will use the new services.

ESTABLISHMENT OF A NEW INTERNET BANK SUBSIDIARY

        On July 15, 1999, the Company announced its intention to establish a new internet bank subsidiary that is expected to commence operations early next year. An application requesting regulatory approval should be filed within the next month or two. Thomas R. Venables and Claire S. Bean will be the executive officers responsible for operating the new bank. Mr. Venables was the chief executive officer and Ms. Bean was the chief operating officer of Grove Bank prior to acquisition of that bank by Citizens Bank.

        Pre-tax expenses in the range of $500,000 to $1 million to start up the new subsidiary will be charged to the Company's expenses in the second half of 1999. It is also contemplated that the new subsidiary will operate at a loss in its first two years of operations. While it is not possible to estimate the amount of losses that will be incurred, the Company expects to continue to report net income on a consolidated basis while the new subsidiary grows to a sufficient size to operate profitably on a stand-alone basis.

        Establishment of this new subsidiary is viewed as a strategic initiative that should provide a meaningful way to leverage part of the capital that was raised in the Offering in March 1998. The new bank is not expected to compete with the electronic home banking and bill paying services introduced by Brookline Savings Bank to its customers as of July 1, 1999.

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

        There have been no material changes in the quantitative disclosures about market risk as of June 30, 1999 from those presented in the Company's 1998 Annual Report.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 15, 1999, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and the approval of the Company's 1999 Stock Option Plan and 1999 Recognition and Retention Plan. The Bank's Board of Directors is currently composed of fifteen members. The Bank's by-laws provide that approximately one-third of the directors are to be elected annually. Directors of the Bank are generally elected to serve for a three-year period or until their respective successors shall have been elected and shall qualify.


     The number of votes cast at the meeting as to each matter acted upon was as follows:

                                         NO. OF                 NO. OF
                                        VOTES FOR           VOTES WITHHELD
                                        ---------           --------------


1. Election of Directors
     George C. Caner Jr. ............   26,296,517              355,071
     Richard P. Chapman Jr. .........   26,298,042              353,546
     Edward D. Rowley ...............   26,269,107              382,481
     William V. Tripp, III ..........   26,273,507              378,081
     Peter O. Wilde .................   26,273,507              378,081



                                                        NO. OF               NO. OF                 NO. OF
                                                      VOTES FOR           VOTES AGAINST        VOTES ABSTAINING
                                                      ---------           -------------        ----------------


2. Approval of the Company's
    1999 Stock Option Plan ......................    19,608,128             1,998,341              134,032


                                                        NO. OF               NO. OF                 NO. OF
                                                      VOTES FOR           VOTES AGAINST        VOTES ABSTAINING
                                                      ---------           -------------        ----------------
3. Approval of the Company's
    1999 Recognition and Retention Plan .........    20,527,864             1,068,074              144,563


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


                                      BROOKLINE BANCORP, INC.

Date: August 10, 1999                 By:     /s/ Richard P. Chapman, Jr.
                                          -------------------------------------
                                          Richard P. Chapman, Jr.
                                          President and Chief Executive Officer


Date: August 10, 1999                 By:          /s/ Paul R. Bechet
                                          -------------------------------------
                                          Paul R. Bechet
                                          Senior Vice President and
                                             Chief Financial Officer