Form 10-Q
period 1999-09-30
BROOKLINE BANCORP INC
filed 1999-11-09
CIK 1049782

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from             to
                                                      _____________  ___________


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

          Common Stock, $0.01 par value - 28,429,800 shares outstanding as of November 5, 1999.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


PART I               FINANCIAL INFORMATION                                                  PAGE
------               ---------------------                                                  ----

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                     as of September 30, 1999 and December 31, 1998                           1

                     Consolidated Statements of Income for the three months and
                     nine months ended September 30, 1999 and 1998                            2

                     Consolidated Statements of Comprehensive Income for the
                     three months and nine months ended September 30, 1999 and 1998           3

                     Consolidated Statements of Changes in Stockholders'
                     Equity for the nine months ended  September 30, 1999 and 1998            4

                     Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1999 and 1998                                 6

                     Notes to Unaudited Consolidated Financial Statements                     8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               13

Item 3.              Quantitative and Qualitative Disclosures about Market Risks             22

PART II              OTHER INFORMATION
-------              -----------------

Item 1.              Legal Proceedings                                                       22

Item 2.              Changes in Securities                                                   22

Item 3.              Defaults upon Senior Securities                                         22

Item 4.              Submission of Matters to a Vote of Security Holders                     22

Item 5.              Other Information                                                       22

Item 6.              Exhibits and Reports on Form 8-K                                        22

                     Signature Page                                                          23

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1999              1998
                                                                              ---------------   --------------
                                                                                (UNAUDITED)
                                    ASSETS
Cash and due from banks................................................         $    5,726       $     6,657
Short-term investments.................................................              9,711            22,660
Securities available for sale..........................................            129,575           133,529
Securities held to maturity (market value of $112,456
  and $122,043, respectively)..........................................            113,150           121,390
Restricted equity securities...........................................              6,189             5,174
Loans, excluding money market loan participations                                  622,281           548,558
Money market loan participations.......................................             20,800            44,300
Allowance for loan losses..............................................            (13,719)          (13,094)
                                                                                ----------       -----------
     Net loans.........................................................            629,362           579,764
                                                                                ----------       -----------
Other investment.......................................................              3,001             -
Accrued interest receivable............................................              6,575             6,457
Bank premises and equipment, net.......................................              1,326             1,184
Other real estate owned, net...........................................                763             1,940
Deferred tax asset.....................................................              2,840             -
Other assets...........................................................                353               272
                                                                                ----------       -----------
     Total assets......................................................         $  908,571       $   879,027
                                                                                ----------       -----------
                                                                                ----------       -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...............................................................         $  504,567       $   489,370
Borrowed funds.........................................................            111,300            94,350
Mortgagors' escrow accounts............................................              3,860             3,308
Income taxes payable...................................................              6,421             5,843
Deferred income tax liability, net.....................................               -                2,045
Accrued expenses and other liabilities.................................              6,190             5,889
                                                                                ----------       -----------
     Total liabilities.................................................            632,338           600,805
                                                                                ----------       -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued........................................................               -                -
  Common stock, $.01 par value; 45,000,000 shares authorized,
     29,641,500, and 29,095,000 shares issued..........................                296               291
  Additional paid-in capital...........................................            140,381           134,490
  Retained earnings....................................................            146,615           135,282
  Accumulated other comprehensive income...............................              9,289            14,416
  Treasury stock, at cost - 1,108,200 shares
    and 113,500 shares, respectively...................................            (12,500)           (1,316)
  Unearned compensation - recognition and retention plan                            (2,998)                -
  Unallocated common stock held by ESOP - 392,755 shares
   and 386,457 shares, respectively....................................             (4,850)           (4,941)
                                                                                ----------       -----------
     Total stockholders' equity........................................            276,233           278,222
                                                                                ----------       -----------
     Total liabilities and stockholders' equity........................         $  908,571       $   879,027
                                                                                ----------       -----------
                                                                                ----------       -----------

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------         -------------------
                                                               1999            1998         1999           1998
                                                               ----            ----         ----           ----
                                                                                  (UNAUDITED)
Interest income:
  Loans, excluding money market loan participations........   $ 12,556      $  11,510    $  35,828       $  32,622
  Money market loan participations.........................        385            339        1,352           1,664
  Debt securities..........................................      3,136          3,257        9,747           8,817
  Marketable equity securities.............................        226            192          639             544
  Restricted equity securities.............................         95             67          268             182
  Short-term investments...................................        140            641          495           1,752
                                                             ---------      ---------    ---------       ---------
     Total interest income.................................     16,538         16,006       48,329          45,581
                                                             ---------      ---------    ---------       ---------

Interest expense:
  Deposits.................................................      5,195          5,181       15,467          15,955
  Borrowed funds...........................................      1,682          1,286        4,815           3,476
                                                             ---------      ---------    ---------       ---------
     Total interest expense ...............................      6,877          6,467       20,282          19,431
                                                             ---------      ---------    ---------       ---------
Net interest income........................................      9,661          9,539       28,047          26,150
Provision for loan losses..................................        -              -            300             100
                                                             ---------      ---------    ---------       ---------
     Net interest income after provision for loan losses...      9,661          9,539       27,747          26,050
                                                             ---------      ---------    ---------       ---------
Non-interest income:
  Fees and charges.........................................        222            235          661             822
  Gains on sales of securities, net........................      1,989            426        5,587           1,672
  Other real estate owned income, net......................        651             64          759             165
  Other income.............................................          3              2           12              10
                                                             ---------      ---------    ---------       ---------
     Total non-interest income.............................      2,865            727        7,019           2,669
                                                             ---------      ---------    ---------       ---------

Non-interest expense:
  Compensation and employee benefits.......................      1,517          1,465        4,589           4,206
  Recognition and retention plan...........................      1,637             -         2,911             -
  Occupancy................................................        178            163          527             521
  Equipment and data processing............................        311            283          876             879
  Advertising and marketing................................        150             76          375             236
  Internet bank start-up...................................        272            -            272             -
  Other....................................................        311            318          973             919
                                                             ---------      ---------    ---------       ---------
     Total non-interest expense............................      4,376          2,305       10,523           6,761
                                                             ---------      ---------    ---------       ---------

Income before income taxes.................................      8,150          7,961       24,243          21,958
Provision for income taxes.................................      2,872          2,836        8,618           7,920
                                                             ---------      ---------    ---------       ---------
     Net income............................................  $   5,278      $   5,125    $  15,625       $  14,038
                                                             ---------      ---------    ---------       ---------
                                                             ---------      ---------    ---------       ---------
Weighted average common shares
  outstanding during the period                             27,871,007     28,917,276   28,159,850             N/A
                                                             ---------      ---------    ---------
                                                             ---------      ---------    ---------
Earnings per common share:
     Basic                                                      $ 0.19        $  0.18      $  0.55             N/A
     Diluted                                                      0.19           0.18         0.55             N/A
                                                             ---------      ---------    ---------
                                                             ---------      ---------    ---------

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------         -------------------
                                                               1999            1998         1999           1998
                                                               ----            ----         ----           ----
                                                                                    (UNAUDITED)


Net income.................................................  $   5,278      $   5,125    $  15,625       $  14,038
                                                             ---------      ---------    ---------       ---------

Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses)........................     (4,433)        (2,149)      (2,955)            537
  Income tax expense (benefit).............................     (1,615)          (692)      (1,187)            299
                                                             ----------     ----------   ----------      ---------
        Net unrealized holding gains (losses)..............     (2,818)        (1,457)      (1,768)            238
                                                             ----------     ----------   ----------      ---------

  Less reclassification adjustment for gains
   included in net income:
     Realized gains........................................      1,989            426        5,587           1,672
     Income tax expense....................................        767            179        2,228             652
                                                             ---------      ---------    ---------       ---------
        Net reclassification adjustment....................      1,222            247        3,359           1,020
                                                             ---------      ---------    ---------       ---------

        Total other comprehensive income (loss)............     (4,040)        (1,704)      (5,127)           (782)
                                                             ----------     ---------    ----------      ----------

Comprehensive income.......................................  $   1,238      $   3,421    $  10,498       $  13,256
                                                             ----------     ---------    ----------      ----------
                                                             ----------     ---------    ----------      ----------



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                                       UNALLOCATED
                                                                         ACCUMULATED                    UNEARNED         COMMON
                                                 ADDITIONAL                OTHER                     COMPENSATION -       STOCK
                                      COMMON     PAID-IN     RETAINED   COMPREHENSIVE     TREASURY   RECOGNITION AND     HELD BY
                                      STOCK      CAPITAL     EARNINGS      INCOME           STOCK    RETENTION PLAN        ESOP
                                     --------   -----------  ---------  --------------  ----------  ----------------   -----------

Balance at December 31, 1997.......  $  -       $ -         $  119,018     $  13,739     $   -         $   -           $    -

Net income.........................     -         -             14,038         -             -             -                -

Unrealized gain on securities......
   available for sale, net of
   reclassification adjustment.....     -         -              -              (782)        -             -                -

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares).......    291       134,499         -             -             -             -                -

Common stock dividend of
   $0.05 per share.................     -         -             (1,448)        -             -            -                 -

Common stock acquired by
   ESOP (278,500 shares)...........     -         -               -            -             -             -              (3,777)

Common stock held by ESOP
   committed to be released
   (13,704 shares).................     -             (7)         -            -             -             -                 210
                                     --------   ---------   ------------   ---------     ---------     --------        ---------

Balance at September 30, 1998......  $ 291      $134,492    $  131,608     $  12,957     $   -         $   -           $  (3,567)
                                     --------   ---------   ------------   ---------     ---------     --------        ---------
                                     --------   ---------   ------------   ---------     ---------     --------        ---------






                                         TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                     ---------------

Balance at December 31, 1997.......  $   132,757

Net income.........................       14,038

Unrealized gain on securities......
   available for sale, net of
   reclassification adjustment.....         (782)

Net proceeds of stock offering
   and issuance of common
   stock (29,095,000 shares).......      134,790

Common stock dividend of
   $0.05 per share.................       (1,448)

Common stock acquired by
   ESOP (278,500 shares)...........       (3,777)

Common stock held by ESOP
   committed to be released
   (13,704 shares).................          203
                                     -----------

Balance at September 30, 1998......  $   275,781
                                     -----------
                                     -----------


                                     (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                        UNEARNED       UNALLOCATED
                                                                           ACCUMULATED                 COMPENSATION-    COMMON
                                                ADDITIONAL                    OTHER                    RECOGNITION       STOCK
                                      COMMON      PAID-IN      RETAINED   COMPREHENSIVE    TREASURY   AND RETENTION     HELD BY
                                       STOCK      CAPITAL      EARNINGS     INCOME           STOCK         PLAN           ESOP
                                     --------   -----------    --------- -------------     --------  ---------------   ---------

Balance at December 31, 1998.......  $  291     $  134,490  $  135,282     $ 14,416      $  (1,316)    $  -            $  (4,941)
Net income.........................    -            -           15,625        -              -            -                -
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.....    -            -            -           (5,127)        -             -                -
Common stock dividends
   of $.15 per share...............    -            -           (4,292)       -             -             -                -
Treasury stock purchases
   (994,700 shares)................    -            -            -            -            (11,184)       -                -
Common stock issued in
   conjunction with the recognition
   and retention plan..............
   (546,500 shares)................    5             5,904       -            -             -            (5,909)           -
Compensation under recognition
   and retention plan..............    -             -           -            -             -             2,911            -
Common stock acquired by ESOP
   (20,000 shares).................    -             -           -            -             -             -                 (200)
Common stock held by ESOP
   committed to be released
   (23,702 shares).................    -               (13)      -            -             -             -                  291
                                     -------    ----------    ---------    --------      ---------     --------        ---------

Balance at September 30, 1999......  $296       $  140,381    $146,615   $    9,289    $   (12,500)   $  (2,998)        $ (4,850)
                                     -------    ----------    ---------    --------      ---------     --------        ---------
                                     -------    ----------    ---------    --------      ---------     --------        ---------



                                           TOTAL
                                       STOCKHOLDERS'
                                           EQUITY
                                      --------------

Balance at December 31, 1998.......    $   278,222
Net income.........................         15,625
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.....         (5,127)
Common stock dividends
   of $.15 per share...............         (4,292)
Treasury stock purchases
   (994,700 shares)................        (11,184)
Common stock issued in
   conjunction with the recognition
   and retention plan..............
   (546,500 shares)................          -
Compensation under recognition
   and retention plan..............          2,911
Common stock acquired by ESOP
   (20,000 shares).................           (200)
Common stock held by ESOP
   committed to be released
   (23,702 shares).................            278
                                       -----------

Balance at September 30, 1999......    $   276,233
                                       -----------
                                       -----------






See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   1999              1998
                                                                                 --------         ---------
                                                                                         (UNAUDITED)

Cash flows from operating activities:
  Net income...........................................................          $15,625          $  14,038
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................              300                100
      Compensation under recognition and retention plan................            2,911                  -

      Release of ESOP shares...........................................              278                203
      Depreciation and amortization....................................              406                342
      Amortization, net of accretion, of securities premiums
        and discounts..................................................            1,248                654
      Accretion of deferred loan origination fees
        and unearned discounts.........................................             (405)              (372)
      Net gains from sales of securities available for sale............           (5,587)            (1,672)
      Net gains from sales of other real estate owned..................             (615)                (3)
      Deferred income taxes............................................           (1,531)              (291)
      (Increase) decrease in:
        Accrued interest receivable....................................             (118)            (1,296)
        Other assets...................................................              (81)               642
      Increase (decrease) in:
        Income taxes payable...........................................              639             (1,635)
        Accrued expenses and other liabilities.........................              301               (811)
                                                                                 --------         ---------
          Net cash provided by operating activities....................           13,371              9,899
                                                                                 --------         ---------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......            5,817              3,033
  Proceeds from redemptions and maturities of securities
    available for sale.................................................           37,040             32,441
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................           36,299             13,270
  Purchase of securities available for sale............................          (42,095)           (55,003)
  Purchase of securities held to maturity..............................          (29,070)           (65,287)
  Purchase of Federal Home Loan Bank of Boston stock...................             (984)              (703)
  Purchase of other restricted equity securities.......................              (31)                 -
  Net increase in loans................................................          (77,743)           (55,267)
  Funding of other investment..........................................           (3,001)                 -
  Proceeds from sales of participation in loans........................            4,750              1,691
  Purchase of bank premises and equipment..............................             (520)              (162)
  Capital expenditures on other real estate owned......................              (30)               (90)
  Proceeds from sales of other real estate owned.......................            1,794                 55
                                                                                 --------         ---------
          Net cash used for investing activities.......................          (67,774)          (126,022)
                                                                                 --------         ---------

                                                                                                     (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   1999              1998
                                                                                 --------         ---------
                                                                                         (UNAUDITED)
Cash flows from financing activities:
  Increase (decrease) in demand deposits and NOW, savings and
    money market savings accounts......................................         $  24,326        $     (866)
  Decrease in certificates of deposit..................................            (9,129)          (11,360)
  Proceeds from Federal Home Loan Bank of Boston advances..............            32,500            29,950
  Repayment of Federal Home Loan Bank of Boston advances...............           (15,550)          (20,800)
  Increase in mortgagors' escrow accounts..............................               552               532
  Net proceeds from issuance of common stock...........................                 -           134,790
  Purchase of common stock for ESOP....................................              (200)           (3,777)
  Payment of dividends on common stock.................................            (4,292)           (1,448)
  Purchase of treasury stock...........................................           (11,184)                -
                                                                                ---------         ---------
        Net cash provided by financing activities......................            17,023           127,021
                                                                                ---------         ---------


Net increase (decrease) in cash and cash equivalents...................           (37,380)           10,898
Cash and cash equivalents at beginning of period.......................            73,617            44,513
                                                                                ---------         ---------

Cash and cash equivalents at end of period.............................         $   36,237        $  55,411
                                                                                ---------         ---------
                                                                                ---------         ---------

Supplemental disclosures of cash flow information: Cash paid during the year for:
    Interest on deposits and borrowed funds............................          $ 20,231         $  19,398
    Income taxes.......................................................             9,501             9,845





See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

        Through September 30, 1999, the ESOP has purchased 437,600 shares of common stock in the open market at an aggregate cost of $5,550. For the nine months ended September 30, 1999 and 1998, $270 and $203, respectively, was charged to compensation and employee benefits expense based on the commitment to release 23,702 and 13,704 shares to eligible employees.

(4)     EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

        The components of basic and diluted earnings per share for the three months and nine months ended September 30, 1999 and 1998 are as follows:


                                                                    WEIGHTED               NET INCOME
                                          NET INCOME             AVERAGE SHARES             PER SHARE
                                       ---------------         ------------------         -------------
                                       1999       1998         1999          1998         1999     1998
                                       ----       ----         ----          ----         ----     ----
                                       (IN THOUSANDS)
        Three months
        ended September 30
        ------------------
        Basic                        $ 5,278    $ 5,125      27,871,007    28,917,276    $ 0.19    $ 0.18
        Effect of dilutive
           stock options                -          -              5,548          -          -         -
                                     -------    -------      ----------    ----------    ------    ------
        Dilutive                     $ 5,278    $ 5,125      27,876,555    28,917,276    $ 0.19    $ 0.18
                                     -------    -------      ----------    ----------    ------    ------
                                     -------    -------      ----------    ----------    ------    ------


        Nine months
        ended September 30
        ------------------
        Basic                       $ 15,625   $ 14,038      28,159,850      N/A         $ 0.55      N/A
        Effect of dilutive
           stock options                -          -              7,752      N/A           -         N/A
                                     -------    -------      ----------                  ------
        Dilutive                    $ 15,625   $ 14,038      28,167,602      N/A         $ 0.55      N/A
                                     -------    -------      ----------    ----------    ------    ------
                                     -------    -------      ----------    ----------    ------    ------


(5)     ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 1999 and December 31, 1998, such taxes amounted to $5,372 and $8,788, respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


(6)     COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

        At September 30, 1999, the Company had outstanding commitments to originate loans of $56,734, $35,466 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $10,558, $9,234 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the nine months ended September 30, 1999 and 1998 was $31and $6, respectively.

(7)     DIVIDEND DECLARATION

        On October 21, 1999, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.06 per share of common stock to shareholders of record as of October 31, 1999 and payable on November 12, 1999.

(8)     1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN

        At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP").

        Under the Stock Option Plan, 1,367,465 shares of the Company's common stock have been reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options are incentive stock options and 855,040 options are non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. As of September 30, 1999, 390,000 shares are vested. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such event and shall remain exercisable for a one year period. The Company intends to account for the Stock Option Plan by using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures of net income and earnings per share will be made as if the fair value based method of accounting defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been applied.

        Under the RRP, 546,986 shares of the Company's common stock have been reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

        either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. The shares vest over varying time periods ranging from six months up to eight years. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restrictions will vest and be free of such restrictions. A significant number of shares vest in 1999 (227,125 shares on October 19, 1999) and 2000 (201,884 shares, primarily in October). Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Assuming all shares vest according to the terms of the awards, the Company's pre-tax operating expenses will be charged by the following amounts in the periods indicated (in thousands):




                      YEAR 1999
                      ---------
                      Second quarter (actual expense)             $   1,274
                      Third quarter (actual expense)                  1,637
                      Fourth quarter                                    684
                                                                  ---------
                                                                      3,595
                                                                  ---------

                      YEAR 2000
                      ---------
                      First quarter                                     397
                      Second quarter                                    376
                      Third quarter                                     366
                      Fourth quarter                                    115
                                                                  ---------
                                                                      1,254
                                                                   --------

                      Year 2001                                         172
                      Year 2002                                         172
                      Year 2003                                         172
                      Year 2004                                         166
                      Year 2005                                         164
                      Year 2006                                         164
                      Year 2007                                          50
                                                                  ---------
                                                                  $   5,909
                                                                  ---------
                                                                  ---------


(9)     ESTABLISHMENT OF A NEW INTERNET BANK SUBSIDIARY

        On August 12, 1999, the Company filed an application with bank regulators to form a new wholly-owned Massachusetts-chartered stock savings bank subsidiary which will operate as an "internet bank". The new bank will be called Lighthouse Bank. The Company intends to provide Lighthouse Bank with $25 million in capital once regulatory approvals are obtained. The Company is hopeful that Lighthouse Bank will commence offering products and services to the public in the early part of the second quarter of 2000.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

        During the three months ended September 30, 1999, the Company incurred expenses of $272 in connection with the formation of Lighthouse Bank. The expenses relate primarily to compensation, occupancy and legal fees. Additional start-up expenses in the range $400,000 to $550,000 are expected to be incurred in the fourth quarter of 1999. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- Projected Impact of New Internet Bank Subsidiary (Lighthouse Bank) and Recognition Plan on Future Operating Results" for information about future expected operating results of Lighthouse Bank.

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

   Prior to March 24, 1998, the Company had no assets or liabilities. Its principal activities since that date through September 30, 1999 have been to complete the Offering, acquire all of the capital stock of the Bank, contribute 50% of the net proceeds of the Offering to the Bank and use the remaining 50% of the net proceeds to acquire investment securities and fund a loan to the Bank's employee stock ownership plan.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

   Total assets increased by $29.5 million, or 3.4%, from $879.0 million at December 31, 1998 to $908.6 million at September 30, 1999. Excluding money market loan participations, the loan portfolio increased by $73.7 million, or 13.4%, from $548.6 million at December 31, 1998 to $622.3 million at September 30, 1999. Growth took place in the multi-family mortgage loan sector ($25.0 million, or 9.5%), the commercial real estate mortgage loan sector ($18.2 million, or 9.2%), the commercial loan sector ($17.2 million, or 132.1%) and the one-to-four family mortgage loan sector ($7.6 million, or 11.7%). Changes in other sectors of the loan portfolio were modest. Most of the growth in the commercial loan sector was attributable to a $10 million participation maturing in one year. Part of the growth in the loan portfolio was funded by a reduction in money market loan participations from $44.3 million at December 31, 1998 to $20.8 million at September 30, 1999. Generally, participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

   Total deposits were $504.6 million at September 30, 1999 compared to $489.4 million at December 31, 1998, an increase of $15.2 million, or 3.1%. Money market savings accounts increased by $24.1 million, or 13.9%, while certificates of deposit declined by $9.1 million, or 3.7%, between the two dates. The current economic environment prompted depositors to place more of their funds in accounts with shorter maturities or immediate availability.


   The Company increased its borrowings from the Federal Home Loan Bank of Boston ("FHLB") from $94.4 million at December 31, 1998 to $111.3 million at September 30, 1999 as part of its efforts to manage interest rate risk. As loan customers have sought to lock in fixed rates of interest for several years, the Company has extended its use of borrowings with maturities in the five year range.

   Total stockholders' equity declined from $278.2 million at December 31, 1998 to $276.2 million at September 30, 1999. For the first nine months of 1999, net income was $15.6 million and cash dividends paid to stockholders were $4.3 million, or $0.15 per share. During the nine months ended September 30, 1999, the Company purchased 994,700 shares of the Company's common stock in the open market at an aggregate cost of $11.2 million, or $11.24 per share. Such purchases were made in connection with a stock repurchase plan approved by regulators on October 20, 1998 allowing the Company to repurchase 1,454,750 shares, or 5.0%, of the total common shares outstanding. As of September 30, 1999, 1,108,200 shares were purchased at an aggregate cost of $12.5 million, or $11.28 per share.

   At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan and the 1999 Recognition and Retention Plan. See note 8 to the unaudited consolidated financial statements on pages 10 and 11 herein for information regarding the approved plans.

   Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $14.7 million ($9.3 million on an after-tax basis) at September 30, 1999 and $23.2 million ($14.4 million on an after-tax basis) at December 31, 1998. The net decrease is after realization of $5.6 million ($3.4 million on an after-tax basis) of gains from sales of marketable equity securities during the nine months ended September 30, 1999.

NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                           ------------          ------------
                                                                                 (Dollars in thousands)
             Non-accrual loans:
               Mortgage loans:
                 Commercial                                                $    -              $     297
                 Home equity                                                    -                     35
                                                                           ---------           ---------
                   Total non-accrual loans                                      -                    332

             Other real estate owned, net of allowance
               for losses of $36 and $186, respectively                          763               1,940
                                                                           ---------           ---------
                   Total non-performing assets                             $     763           $   2,272
                                                                           =========           =========

             Restructured loans                                            $     -              $     -
                                                                           ==========          ==========

             Allowance for loan losses                                     $  13,719           $  13,094
                                                                           =========           =========


             Allowance for loan losses as a percent
               of total loans                                                   2.13%               2.21%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                              2.20                2.39
             Non-accrual loans as a percent of total loans                      0.00                0.06
             Non-performing assets as a percent of
               total assets                                                     0.08                0.26



   In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $109,000 at September 30, 1999 and $1.3 million at December 31, 1998. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and/or the sufficiency of collateral values.

   During the nine months ended September 30, 1999, recoveries of loans previously charged off amounted to $325,000 and loan charge-offs were less than $1,000. Despite the low level of non-performing loans, the Company increased its allowance for loan losses by providing $150,000 as a charge to earnings in each of the first and second quarters of 1999. It did not charge earnings in the third quarter because of a $320,000 loan loss recovery during that period. Management deemed it prudent to increase the allowance in light of the $73.7 million increase in net loans outstanding (exclusive of money market loan participations) since December 31, 1998, most of which occurred in the higher risk categories of multi-family and commercial real estate mortgage loans and commercial loans.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

   Net income for the three months ended September 30, 1999 was $5.3 million ($0.19 per share) compared to $5.1 million ($0.18) per share for the three months ended September 30, 1998. The 1999 period included $2.0 million of gains from sales of marketable equity securities ($1.2 million on an after-tax basis, or $0.04 per share) compared to $426,000 ($247,000 on an after-tax basis, or $0.01 per share) in the 1998 period. The 1999 and 1998 periods also included interest collected on previously classified problem loans pertaining to prior reporting periods of $224,000 and $480,000, respectively, ($145,000 and $310,000, respectively, on an after-tax basis) and a gain on sale of a foreclosed property in 1999 of $615,000 ($399,000 on an after-tax basis).

   The 1999 period included $1.6 million of expense ($1.1 million on an after-tax basis, or $0.04 per share) related to the recognition and retention plan approved by the stockholders on April 15, 1999. (See note 8 to the unaudited consolidated financial statements on pages 10 and 11 herein). The 1999 period also included $272,000 ($179,000 on an after-tax basis) of expense related to the establishing of a new internet bank subsidiary to be called Lighthouse Bank. An application has been filed requesting regulatory approval to commence operations in the first few months of next year. Excluding income derived from sales of securities and a foreclosed property and problem loan collections and expenses related to the recognition and retention plan and Lighthouse Bank, net income was

$4.7 million ($0.17 per share) in the 1999 period, or 3.9% higher than the $4.6 million ($0.16 per share) in the 1998 period.

   Interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowings) increased modestly from 2.67% in the third quarter of 1998 to 2.68% in the third quarter of 1999. The average yield on assets declined from 7.48% in the 1998 period to 7.23% in the 1999 period. A falling interest rate environment resulted in lower yields on new loan originations and investment purchases and a higher volume of prepayments of loans originated in prior years at higher rates. The overall decline in yield on earning assets was offset by a reduction in the average rate paid on deposits and borrowed funds from 4.81% in the 1998 period to 4.55% in the 1999 period.

INTEREST INCOME

  The average balance of interest-earning assets increased by $72.5 million, or 8.7%, from $834.1 million in the third quarter of 1998 to $906.6 million in the third quarter of 1999. Loans (excluding money market loan participations) accounted for 61.4% of total interest-earning assets in the 1998 period compared to 67.2% in the 1999 period. Upon the conversion to stock in March 1998, the Company invested much of the conversion proceeds in short-term investments and investment securities with relatively short maturities. As a result, loans represented only 59.3% of total interest-earning assets shortly after the conversion. Since the conversion, the Company has sought to increase the percent of total interest-earning assets represented by loans since loans generate a higher yield than short-term investments and investment securities.

   Interest income on loans, excluding money market loan participations, was $12.6 million in the third quarter of 1999 compared to $11.5 million in the third quarter of 1998, an increase of $1.1 million, or 9.1%. Excluding interest collected on problem loans pertaining to prior reporting periods of $224,000 in 1999 and $480,000 in 1998, the rate of increase was 11.8%. The additional income resulting from an increase in average loans outstanding of $97.4 million, or
19.0 %, in the third quarter of 1999 compared to the third quarter of 1998 was partially offset by a decline in the average rate earned on loans from 8.62% in the 1998 quarter to 8.09% in the 1999 quarter. The reduction in loan yield was attributable to a falling interest rate environment. Historically, part of the Company's loan portfolio was priced at adjustable rates tied to a published prime rate. Cuts in the prime rate during the latter part of 1998 caused a decline in the yield on the Company's adjustable rate loans. The falling rate environment prompted some multi-family and commercial real estate borrowers to convert their loans to fixed rate pricing for several years. Additionally, a significant part of new loan production in the second half of 1998 and during 1999 was originated at prevailing market rates for fixed periods averaging five to seven years. If interest rates increase during the fixed rate phase of these new loans, net interest income could be negatively affected.

   The average balance invested in money market loan participations during the three months ended September 30, 1999 and 1998 were $28.6 million and $23.4 million, respectively, and the yields earned on those balances were 5.38% and 5.80%, respectively.

   Interest income on short-term investments decreased 78.2% from $642,000 in the third quarter of 1998 to $140,000 in the third quarter of 1999 as a result of substantially reduced average balances in such investments ($45.9 million in the 1998 period compared to $11.4 million in the 1999 period) and a reduction in yields from 5.59% in the 1998 period to 4.89% in the 1999 period. Interest income on debt securities decreased 3.3% from $3.3 million in the 1998 period to $3.1 million in the 1999 period. The average balances invested in debt securities decreased 1.1% from $219.5 million to $217.1 million and the yields earned on such securities were 5.94% and 5.80% in the comparable periods.

INTEREST EXPENSE

   While the average balance of deposits increased by $35.6 million, or 7.8%, from $457.8 million in the third quarter of 1998 to $493.4 million in the third quarter of 1999, the rates paid on such deposits declined from 4.53% in the 1998 period to 4.21% in the 1999 period. As a result, interest expense on deposits remained unchanged at $5.2 million in the 1999 and 1998 periods. Most of the growth in deposits was in money market savings accounts.

   The Company increased its use of borrowings from the FHLB as part of its management of interest rate risk. The average balances of advances outstanding were $110.6 million in the third quarter of 1999 compared to $80.0 million in the third quarter of 1998 and the average rates paid on such balances were 6.08% and 6.44%, respectively.

PROVISION FOR LOAN LOSSES

   The Company did not provide for loan losses by charges to earnings in the third quarters of 1999 or 1998 because of recoveries during those quarters of previously charged-off loans amounting to $320,000 and $288,000, respectively. Such recoveries were credited to the allowance for loan losses in light of the level of growth of the loan portfolio during those periods of time.

NON-INTEREST INCOME

   Gains on sales of marketable equity securities during the three months ended September 30, 1999 and 1998 were $2.0 million and $426,000, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. While the Company has enjoyed attractive returns on its investment in marketable equity securities over a long-time frame, there can be no assurance that attractive returns will continue in the future. Fluctuations in the stock market can cause rapid significant swings in investment returns.

   In the third quarter of 1999, a property in foreclosure was sold at a gain of $615,000, including reversal of a $150,000 valuation allowance previously established for the property.

   The decrease in fees and charges from $235,000 in the third quarter of 1998 to $222,000 in the third quarter of 1999 resulted primarily from a $42,000 decline in mortgage loan fees from late charges, prepayments and commitments. Offsetting part of the decline was a $38,000 increase in deposit service fees resulting from pricing changes and better account monitoring.

NON-INTEREST EXPENSE

   Excluding the $1.6 million and $272,000, respectively, of expenses resulting from the Company's recognition and retention plan and start-up of an internet bank subsidiary addressed in earlier sections of this document, total non-interest expense increased 7.0% from $2.3 million for the third quarter of 1998 to $2.5 million for the third quarter of 1999. The increase was due in part to higher depreciation expense resulting from upgrades of computer equipment ($19,000) and higher marketing costs ($74,000).

INCOME TAXES

   The effective rate of income taxes was 35.2% in the third quarter of 1999 and 35.6% in the third quarter of 1998. The rate of state income taxes was low in both quarters because of the existence of a real estate investment subsidiary and utilization of investment security subsidiaries.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

   Net income for the nine months ended September 30, 1999 was $15.6 million ($0.55 per share) compared to $14.0 million (per share data not applicable since the Company converted to stock on March 24, 1998). The 1999 period included $5.6 million of gains from sales of marketable equity securities ($3.4 million on an after-tax basis, or $0.12 per share) compared to $1.7 million ($1.0 million on an after-tax basis) in the 1998 period. The 1999 period also included a gain on the sale of a foreclosed property of $615,000 ($399,000 on an after-tax basis) and expenses of $2.9 million ($1.9 million on an after-tax basis, or $0.07 per share) related to the recognition and retention plan approved by the stockholders on April 15, 1999 and $272,000 ($179,000 on an after-tax basis) related to the start-up of the new internet bank subsidiary. Additionally, the nine month periods include receipt of $224,000 ($145,000 on an after-tax basis) in 1999 and $444,000 ($287,000 on an after-tax basis) in 1998 of interest income on problem loans earned in prior periods. Excluding these particular items of income and expense, net income was $13.8 million ($0.49 per share) in the 1999 period, or 8.3% higher than the $12.7 million in the 1998 period.

   Interest rate spread declined from 2.83% in the 1998 period to 2.65% in the 1999 period. The average yield on assets declined from 7.53% in the 1998 period to 7.20% in the 1999 period primarily because of lower yields on existing loans, loan originations, short-term investments and newly acquired investment securities caused by a falling interest rate environment. In addition, average deposit balances of $44.0 million were held by the Company during the first quarter of 1998 in connection with subscriptions for stock in the Offering. The rate paid on such funds was 2.50% while the average rate earned from investing the funds in short-term investments during the same period was 5.41%. The average rate paid on deposits, borrowed funds and the stock subscription proceeds was 4.70% in the first nine months of 1998 compared to an average rate of 4.55% paid on deposits and borrowed funds in the first nine months of 1999. Excluding the funds from stock subscriptions, the average rate paid on deposits and borrowed funds in the first nine months of 1998 would have been 4.76%, or 6 basis points higher than the actual rate paid.

INTEREST INCOME

   The average balance of interest-earning assets increased by $92.4 million, or 11.5%, from $803.1 million in the 1998 nine month period to $895.5 million in the 1999 nine month period. Loans (excluding money market loan participations) accounted for 61.2% of total interest-earning assets in the 1998 period compared to 65.2% in the 1999 period. The increase was attributable to the same reason cited in the section of this filing comparing third quarter 1999 operating results to third quarter 1998 operating results.

   Interest income on loans, excluding money market loan participations and the $224,000 (in 1999) and $444,000 (in 1998) of interest earned in prior periods referred to in the preceding section, was $35.6 million in the 1999 period compared to $32.2 million in the 1998 period, an increase of $3.4 million, or 10.6%. The additional income resulting from an increase in average loans outstanding of $92.7 million, or 18.9%, in the 1999 period compared to the 1998 period was partially offset by a decline in the average rate earned on loans from 8.73% in the 1998 period to 8.13% in the 1999 period. The reduction in loan yield was attributable to a falling interest rate environment.

   The average balances invested in money market loan participations during the nine months ended September 30, 1999 and 1998 were $35.2 million and $38.8 million, respectively, and the yields earned on those balances were 5.13% and 5.72%, respectively.

   Interest income on short-term investments decreased 71.7% from $1.8 million in the 1998 period to $495,000 in the 1999 period as a result of substantially reduced average balances in such investments ($42.4 million in the 1998 period compared to $13.6 million in the 1999 period) and a reduction in yields from 5.51% in the 1998 period to 4.84% in the 1999 period. Interest income on debt securities increased 10.5% from $8.8 million in the 1998 period to $9.7 million in the 1999 period. The average balances invested in debt securities increased 13.5% from $197.4 million to $224.1 million and the yields earned on such securities were 5.95% and 5.80% in the comparable periods.

INTEREST EXPENSE

   Excluding the average balance of deposits associated with the Offering of $14.7 million in the first nine months of 1998, the average balance of all other deposits increased by $23.6 million, or 5.1%, from $464.5 million in the 1998 period to $488.0 million in the 1999 period. The average rates paid on deposits (excluding those associated with the Offering) were 4.50% in the 1998 period and 4.23% in the 1999 period. Most of the growth in deposits was in money market savings accounts.


   The Company increased its use of borrowings from the FHLB as part of its management of interest rate risk. The average balances of advances outstanding were $106.1 million in the first nine months of 1999 compared to $72.3 million in the first nine months of 1998 and the average rates paid on such balances were 6.05% and 6.41%, respectively.

PROVISION FOR LOAN LOSSES

   The Company provided $300,000 for loan losses in the first nine months of 1999 compared to $100,000 in the first nine months of 1998. The provisions were made in light of the level of growth of the loan portfolio during those periods of time. Also taken into consideration in arriving at these amounts were recoveries during those nine month periods of $320,000 and $289,000, respectively, of loans charged off in prior years. Such amounts were credited to the allowance for loan losses.

NON-INTEREST INCOME

   Gains on sales of marketable equity securities in the 1999 and 1998 nine month periods were $5.6 million and $1.7 million, respectively. The 1999 period also includes a gain of $615,000 resulting from the sale of a foreclosed property. The decrease in fees and charges from $822,000 in the 1998 period to $661,000 in the 1999 period resulted primarily from a $188,000 decline in mortgage loan fees from late charges, prepayments and commitments. Offsetting part of the decline was a $56,000 increase in deposit service fees resulting from pricing changes and better account monitoring.

NON-INTEREST EXPENSE

   Excluding the $2.9 million and $272,000, respectively, of expenses resulting from the Company's recognition and retention plan and start-up of an internet bank subsidiary addressed in earlier sections of this document, total non-interest expense increased 8.6% from $6.8 million in the 1998 nine month period to $7.3 million in the 1999 nine month period. Most of the increase resulted from higher compensation and employee benefits expense caused by additional personnel relating primarily to lending activities and a larger provision for the Company's employee stock ownership plan ("ESOP"). The ESOP, which went into effect in the second quarter of 1998, resulted in expense of $270,000 in the 1999 period compared to $203,000 in the 1998 period. Also contributing to the higher level of expense in 1999 were increased costs attributable to being a public company, increased depreciation expense resulting from upgrades of computer equipment and increased marketing costs. Offsetting some of these increases was a reduction in Year 2000 compliance costs from $85,000 in the 1998 period to $9,000 in the 1999 period.

INCOME TAXES

   The effective rate of income taxes was 35.5% in the 1999 period compared to 36.1% in the 1998 period. Both periods benefitted from low state income taxes resulting from the existence of a real estate investment subsidiary and utilization of investment security subsidiaries.

PROJECTED IMPACT OF NEW INTERNET BANK SUBSIDIARY (LIGHTHOUSE BANK) AND RECOGNITION AND RETENTION PLAN ON FUTURE OPERATING RESULTS

   On July 15, 1999, the Company announced its intention to establish a new internet bank subsidiary to be called Lighthouse Bank. An application has been filed requesting regulatory approval to commence operations in the first few months of next year. Establishment of this new subsidiary is viewed as a strategic initiative that should provide a meaningful way to leverage part of the capital that was raised in the Offering in March 1998.

   While it is expected that Lighthouse Bank will make a long-term contribution to the successful performance of the Company, it will likely incur operating losses in the next two years. On an after-tax basis, expenses relating to the start-up of Lighthouse Bank should be in the range of $250,000 to $350,000 in the fourth quarter of 1999. After-tax operating losses of Lighthouse Bank, including foregone income on the Company's contemplated $25 million capital contribution into Lighthouse Bank, could be in the range of $2.7 million to $3.2 million in 2000 and $2.0 million to $2.5 million in 2001. These estimates of future operating results constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, recruitment of qualified personnel and market acceptance of Lighthouse Bank's pricing, products and services.

   Recognition and retention plan expense on an after-tax basis will be approximately $2.4 million in 1999 (of which approximately $450,000 is expected to be incurred in the fourth quarter), $800,000 in 2000 and $110,000 in 2001. These expenses, coupled with the estimated losses of Lighthouse Bank, will have a negative effect on future consolidated earnings of the Company. The negative effect of these items on the second and third quarter of 1999 has effectively been offset by gains resulting from sales of securities. Continued realization of securities gains in the future is highly dependent on factors outside the control of the Company and, accordingly, cannot be assured.

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

     Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Bank. At September 30, 1999, interest-earning assets maturing or repricing within one year amounted to $381.1 million and interest-bearing liabilities maturing or repricing within one year amounted to $455.0 million resulting in a cumulative one-year negative gap position of $73.9 million, or 8.1% of total assets.

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

     From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the nine months ended September 30, 1999, the Company repaid advances of $15.6 million and obtained new advances of $32.5 million. Total advances outstanding at September 30, 1999 amounted to $111.3 million.

     The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At September 30, 1999, such assets amounted to $58.8 million, or 6.5% of total assets.

     At September 30, 1999, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $203.3 million, or 24.3% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

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

     Step 1. AWARENESS AND UNDERSTANDING OF THE PROBLEM. The Company has formed a Year 2000 team that has investigated the problem and its potential impact on the Company's systems. An independent consulting firm was engaged to assist the Company in development of its approach to becoming Y2K compliant. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed. Training and communication has taken place and continues in 1999.

     Step 2. IDENTIFICATION OF ALL POTENTIALLY AFFECTED SYSTEMS. This step has included a review of all major information technology ("IT") and non-information technology ("non-IT") systems to determine how they are impacted by Y2K issues. An inventory has been prepared of all vendors who render IT and non-IT services to the Company. This step is considered complete. New hardware or software purchased during 1999 is evaluated for Y2K compliance.

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

     Step 5. IMPLEMENTATION. This step includes repair or replacement of systems and computer equipment and the development of contingency plans. The repair and replacement phase as well as the development of contingency plans for how the Company would resume business if unanticipated problems arise from non-performance by IT and non-IT vendors have been completed. Training of employees and testing of the contingency plans have taken place.


     The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions.

     The Company expensed $130,000 in 1998, $85,000 of which was in the first nine months of the year. The Company expensed $9,000 in the first nine months of 1999. While the Company expects to incur additional costs through 1999 to become Y2K compliant, it does not expect such costs to be material to the operating expenses of the Company. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation plans are not completed in a satisfactory and timely manner, in particular by third parties on whom the Company is dependent, or other unforeseen problems arise, the Y2K issue could have a material adverse effect on the operations of the Company.

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

     None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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




                                         BROOKLINE BANCORP, INC.




Date: November 5, 1999                   By:     /s/ Richard P. Chapman Jr.
                                         ----------------------------------
                                         Richard P. Chapman, Jr.
                                         President and Chief Executive Officer




Date: November 5, 1999                   By:    /s/ Paul R. Bechet
                                         ---------------------------------------
                                         Paul R. Bechet
                                         Senior Vice President and Chief
                                         Financial Officer