Form 10-K
period 1999-12-31
BROOKLINE BANCORP INC
filed 2000-03-23
CIK 1049782

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ______________ to ______________


                         Commission file number: 0-23695

                             BROOKLINE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                          04-3402944
(State or other jurisdiction of )                             (I.R.S. Employer
 incorporation of organization                               Identification No.)

  160 WASHINGTON STREET, BROOKLINE, MA                          02447-0469
(Address of principal executive offices)                        (Zip Code)

                                 (617) 730-3500
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12 (g) of the Act:
                   COMMON STOCK, PAR VALUE OF $0.01 PER SHARE
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES  X    NO
    ---      ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

       The number of shares of common stock held by nonaffiliates of the registrant as of March 15, 2000 was 11,847,232 for an aggregate market value of $108,846,444. This excludes 15,420,350 shares held by Brookline Bancorp, MHC and 491,604 shares held by Brookline Savings Bank Employee Stock Ownership Plan and Trust.

       At March 15, 2000, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 29,641,500 and 27,759,186, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 1999 (Part II and Part III)
2.  Proxy Statement for 2000 Annual Meeting of Stockholders (Part III)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-K

                                      INDEX


     Part I                                                                                 Page
     ------                                                                                 ----
     Item 1.         Business                                                                 1

     Item 2.         Properties                                                              21

     Item 3.         Legal Proceedings                                                       21

     Item 4.         Submission Of Matters To A Vote Of Security Holders                     21

     Part II
     -------

     Item 5.         Market For The Registrant's Common Stock And
                     Related Security Holder Matters                                         22

     Item 6.         Selected Consolidated Financial Data                                    22

     Item 7.         Management's Discussion And Analysis Of Financial
                     Condition And Results Of Operations                                     22

     Item 7a.        Quantitative And Qualitative Disclosures About Market Risk              22

     Item 8.         Financial Statements And Supplementary Data                             22

     Item 9.         Changes In And Disagreements With Accountants On
                     Accounting And Financial Disclosures                                    22

     Part III
     --------

     Item 10.        Directors and Executive Officers Of The Registrant                      22

     Item 11.        Executive Compensation                                                  23

     Item 12.        Security Ownership Of Certain Beneficial Owners
                     And Management                                                          23

     Item 13.        Certain Relationships And Related Transactions                          23


     Part IV
     -------

     Item 14.        Exhibits, Financial Statement Schedules And Reports
                     On Form 8-K                                                             23

     Signatures                                                                              25


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

               As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. Prior to that date, the Company had no assets and liabilities.

               Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. The net proceeds of the Offering were $134.8 million. The Company contributed 50% of the net proceeds to the Bank for general corporate use and retained the other 50%. The Company has used the net proceeds it retained to fund a loan to the Bank's employee stock ownership plan, acquire investment securities and repurchase shares of the Company's common stock in the open market.

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

               The Bank's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, for many years, the Bank has emphasized multi-family and commercial real estate mortgage lending. These types of loans typically generate higher yields, but also involve greater credit risk than one-to four-family mortgage loans. Many of the Bank's borrowers have more than one mutifamily or commercial real estate loan outstanding with the Bank. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

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

               Repayment of loans made by the Bank, in particular multi-family and commercial real estate loans, generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Accordingly, the asset quality of the Bank's loan portfolio is greatly affected by the economy in the Bank's market area. During the past few years, the Massachusetts economy has been strong and, until recently, interest rates have been declining. While these conditions, for the most part, have had a favorable impact on property values and the business of the Bank and its borrowers, declining interest rates have prompted many borrowers to refinance existing loans and seek new loans at lower interest rates fixed for longer periods of time. Besides causing pressure on the Bank's interest rate margin, the low interest rate environment has resulted in minimal deposit growth as customers have found other investment instruments more attractive. During the late 1980s and early 1990s, a regional recession and a higher interest rate environment caused a significant decline in employment and in real estate values, ultimately resulting in the failure of many financial institutions in Massachusetts and New England.

COMPETITION

               The Bank faces significant competition both in making loans and in attracting deposits. The Boston metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of federal legislation enacted on November 19, 1999 which is intended to modernize the financial services industry.

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

               On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. This federal legislation is intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially-related activities. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This additional consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company might be able to offer. This could adversely impact the Company's ability to retain and attract customers that prefer to obtain all of their financial services from one provider and, ultimately, the Company's profitability.

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

                DEPOSITORS INSURANCE FUND. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (the "DIF"), a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge each savings bank member assessments based upon the level of the member's deposits insured by the DIF.

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

               "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, dismiss directors or officers, and restrict interest rates paid on deposits, compensation of executive officers and capital distributions by a parent holding company.

               Based on the foregoing, the Bank is currently classified as "well capitalized".

STANDARDS FOR SAFETY AND SOUNDNESS

               The federal agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth standards for use by federal banking agencies to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems, the internal audit program, credit underwriting, loan documentation, interest rate risk exposure, asset growth, and compensation, fees and benefits. The standards also require institutions to examine asset quality and earnings standards. If a federal banking agency determines that an institution fails to meet any of the prescribed standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standards.

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

               Under the Division's regulations, the Company is prohibited from repurchasing any shares of its stock within three years of its date of issuance unless the repurchase is limited to (i) stock repurchases at amounts designated by the Commissioner where compelling and valid business reasons are established to the satisfaction of the Commissioner and (ii) stock repurchases in amounts up to the shares covered by qualified employee stock benefit plans. On October 20, 1998, the Company received the approval of the Commissioner to repurchase up to 5% of its outstanding common stock, or 1,454,750 shares. By the end of February 2000, the Company had completed such stock repurchases, had repurchased 546,986 shares in connection with the Employee Stock Ownership Plan approved by the Board of Directors at the time of the Offering and had repurchased 367,564 shares in connection with the 546,500 shares awarded under the Recognition and Retention Plan approved by Company stockholders on April 15, 1999. On March 10, 2000, the Company received the approval of the Commissioner to repurchase up to 5.0% of its outstanding shares, exclusive of shares owned by the MHC. Under this newly approved program, the Company can purchase an additional 610,995 shares.

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

               The Bank's current policy generally favors investment in U.S. Government and Agency securities, corporate debt obligations, mortgage-backed and mortgage-related securities and corporate equities. The policy allows the use of interest rate swaps, options and futures, but only for purposes of hedging the interest or credit risk of specific Company assets. While the Company has seldom used hedging instruments, at December 31, 1999, it was a party to a $5.0 million interest-rate swap agreement that matures April 14, 2005. The Company entered into the agreement to match more closely the repricing of certain assets and liabilities and to reduce its exposure to increases in interest rates.

               For the past few years, the Company's investment strategy has emphasized the purchase of U.S. Government and Agency obligations and corporate debt obligations generally maturing within two years. The Company's investment policy normally requires that corporate obligations be rated "A" or better at the time of acquisition. In certain instances, corporate obligations rated "BBB" can be purchased. At December 31, 1999, $4.6 million of the Company's debt securities were rated lower than "A".

               In the latter part of 1998 and in 1999, the Company purchased collateralized mortgage obligations with average maturities of about three years for yield enhancement. Such obligations had a carrying value of $49.6 million at December 31, 1999.

               At December 31, 1999, the Company's marketable equity securities portfolio totaled $28.2 million, including net unrealized gains of $13.3 million. Most of the portfolio was comprised of the stocks of national, regional money center and community banks, Freddie Mac and utility companies. Included in the portfolio at December 31, 1999 was 4.9% of the common stock of Medford Bancorp, Inc., a community bank in Massachusetts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" for information about this investment. The Company's policy limits the aggregate carrying value of marketable equity securities to no more than 25% of the Company's stockholders' equity, excluding net unrealized gains on securities available for sale. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurances that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

          The following table sets forth the composition of the Company's debt and equity securities portfolios at the dates indicated:


                                                                                     AT DECEMBER 31,
                                                          ----------------------------------------------------------------------
                                                                   1999                    1998                    1997
                                                          ----------------------  ----------------------  ----------------------
                                                                        PERCENT                 PERCENT                 PERCENT
                                                           AMOUNT      OF TOTAL    AMOUNT      OF TOTAL    AMOUNT      OF TOTAL
                                                           ------      --------    ------      --------    ------      --------
                                                                                          (DOLLARS IN THOUSANDS)

       Debt securities:
        U.S. Government and Agency obligations...        $  40,895      17.18%   $  92,824      35.69%    $  82,319      44.07%
        Corporate obligations....................          112,999      47.48      124,609      47.91        71,480      38.26
        Collateralized mortgage obligations
           and mortgage-backed securities........           49,629      20.85        6,891       2.65         1,265       0.68
                                                          --------    -------     --------     ------     ---------    -------
          Total debt securities..................          203,523      85.51      224,324      86.25       155,064      83.01
       Marketable equity securities..............           28,186      11.85       30,595      11.76        28,017      15.00
       Restricted equity securities..............            6,279       2.64        5,174       1.99         3,721       1.99
                                                          --------    -------     --------     ------     ---------    -------
          Total investment securities............        $ 237,988     100.00%   $ 260,093     100.00%    $ 186,802     100.00%
                                                          ========    =======     ========     ======     =========    =======


       Debt and equity securities available for sale      $128,275      53.90%    $133,529      51.34%    $ 117,637      62.98%
       Debt securities held to maturity..........          103,434      43.46      121,390      46.67        65,444      35.03
       Restricted equity securities..............            6,279       2.64        5,174       1.99         3,721       1.99
                                                          --------    -------     --------     ------     ---------    -------
          Total investment securities............        $ 237,988     100.00%   $ 260,093     100.00%    $ 186,802     100.00%
                                                          ========    =======     ========     ======     =========    =======


          The increase in the investment portfolio from $186.8 million at the end of 1997 to $260.1 million at the end of 1998 resulted from placement of a significant amount of the net proceeds from the Offering in debt securities. Since then, the Company has reduced the percentage of its assets in debt securities in connection with funding growth in the loan portfolio.

          The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities at the dates indicated:


                                                                                      AT DECEMBER 31,
                                                          ----------------------------------------------------------------------
                                                                   1999                    1998                    1997
                                                          ----------------------  ----------------------  ----------------------
                                                          AMORTIZED     MARKET    AMORTIZED     MARKET   AMORTIZED      MARKET
                                                            COST         VALUE      COST         VALUE      COST         VALUE
                                                            ----         -----      ----         -----      ----         -----
                                                                                          (DOLLARS IN THOUSANDS)

  Securities available for sale:
     Debt securities:
        U.S. Government and Agency obligations...         $ 41,026      $ 40,895  $ 88,186      $ 88,810   $ 74,088     $ 74,287
        Corporate obligations....................           11,409        11,204     8,218         8,183     15,341       15,333
        Collateralized mortgage obligations......           48,729        47,990     5,982         5,941      -            -
                                                           -------      --------   -------      --------   --------     --------
          Total debt securities..................          101,164       100,089   102,386       102,934     89,429       89,620
     Marketable equity securities................           14,878        28,186     7,939        30,595      6,168       28,017
                                                           -------      --------   -------      --------   --------     --------
          Total securities available for sale....          116,042       128,275   110,325       133,529     95,597      117,637
     Net unrealized gains on securities
       available for sale........................           12,233         -        23,204         -         22,040        -
                                                           -------      --------   -------      --------   --------     --------
          Total securities available for sale, net        $128,275      $128,275  $133,529      $133,529   $117,637     $117,637
                                                          ========      ========  ========      ========   ========     ========

  Securities held to maturity:

     U.S. Government and Agency obligations......         $    -        $   -     $  4,014      $  4,038   $  8,032     $  8,032
     Corporate obligations.......................          101,795       100,854   116,426       117,012     56,147       56,254
     Mortgage-backed securities..................            1,639         1,597       950           993      1,265        1,314
                                                           -------      --------   -------      --------   --------     --------
        Total securities held to maturity........         $103,434      $102,451  $121,390      $122,043   $ 65,444     $ 65,600
                                                          ========      ========  ========      ========   ========     ========

  Restricted equity securities:

     Federal Home Loan Bank of Boston stock......          $ 5,905                 $ 4,921                 $  3,468
     Massachusetts Savings Bank Life Insurance
       Company stock.............................              253                     253                      253
     Other stock.................................              121                    -                        -
                                                           -------                 -------                 --------
        Total restricted equity securities.......          $ 6,279                 $ 5,174                 $  3,721
                                                           =======                 =======                 ========


          The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1999.


                                                                     AT DECEMBER 31, 1999
                                                  -------------------------------------------------------------
                                                                       AFTER ONE YEAR      AFTER FIVE YEARS
                                                  ONE YEAR OR LESS   THROUGH FIVE YEARS    THROUGH TEN YEARS
                                                  ----------------   ------------------    -----------------
                                                            WEIGHTED            WEIGHTED              WEIGHTED
                                                 CARRYING   AVERAGE  CARRYING   AVERAGE   CARRYING    AVERAGE
                                                  VALUE      YIELD     VALUE     YIELD      VALUE      YIELD
                                                  -----      -----     -----     -----      -----      -----


Securities available for sale:
  Debt securities:
     U.S. Government and Agency obligations .   $ 37,917      5.63%  $  2,978     5.71%      $ -         - %
     Corporate obligations ..................      4,495      5.60      6,015     5.92         -         -
     Collateralized mortgage obligations ....          -         -     47,990     6.04         -         -
                                                --------             --------            -------
       Total debt securities ................     42,412      5.63     56,983     6.01         -         -
                                                --------             --------            -------
  Marketable equity securities (1) ..........

       Total securities available for sale ..

Securities held to maturity:
  Corporate obligations .....................     54,896      5.71     44,503     5.91     2,396       5.95
Mortgage-backed securities ..................          -        -           -        -       689       8.79
                                                --------             --------            -------
       Total securities held to maturity ....     54,896      5.71     44,503     5.91     3,085       6.58
                                                --------             --------            -------

Restricted equity securities:

  Federal Home Loan Bank of Boston stock ....
  Massachusetts Savings Bank Life Insurance
       Company stock (1) ....................
  Other stock ...............................

       Total restricted equity securities (1)
                                                --------             --------            -------
       Total securities .....................   $ 97,308      5.67%  $101,486     5.97%  $  3,085       6.58%
                                                ========             ========            ========
-----------------------------



                                                            AT DECEMBER 31, 1999
                                                 -----------------------------------------
                                                   AFTER TEN YEARS           TOTAL
                                                 -------------------   -------------------
                                                            WEIGHTED              WEIGHTED
                                                 CARRYING    AVERAGE   CARRYING    AVERAGE
                                                  VALUE       YIELD      VALUE      YIELD
                                                  -----       -----      -----      -----
                                                            (DOLLARS IN THOUSANDS)

Securities available for sale:
  Debt securities:
     U.S. Government and Agency obligations .    $   -        -  %   $   40,895      5.64%
     Corporate obligations ..................       694      9.91        11,204      6.04
     Collateralized mortgage obligations ....        -        -          47,990      6.04
                                                 ------              ----------
       Total debt securities ................       694      9.91       100,089      5.87
                                                 ------              ----------
  Marketable equity securities (1) ..........                            28,186      4.49
                                                                     ----------
       Total securities available for sale ..                           128,275      5.57
                                                                     ----------
Securities held to maturity:
  Corporate obligations .....................        -         -        101,795      5.80
Mortgage-backed securities ..................       950      6.43         1,639      7.42
                                                 ------              ----------
       Total securities held to maturity ....       950      6.43       103,434      5.83
                                                 ------              ----------

Restricted equity securities:

  Federal Home Loan Bank of Boston stock ....                             5,905      6.70
  Massachusetts Savings Bank Life Insurance
       Company stock (1) ....................                               253      4.18
  Other stock ...............................                               121        -
                                                                     ----------
       Total restricted equity securities (1)                             6,279      6.47
                                                 ------              ----------
       Total securities .....................    $1,644      7.90%     $237,988      5.71%
                                                 ======               =========
-----------------------------


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

          Multi-family and commercial real estate mortgage lending are the Company's most significant areas of lending activities. At December 31, 1999 and 1998, such loans represented 77.1% and 79.9%, respectively, of gross loans, exclusive of money market loan participations. The Company intends to continue to emphasize these types of loans depending on the demand for such loans and trends in the real estate market and the economy.

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

          During 1997 and 1998, and in particular the second half of 1998, a stable and then declining interest rate environment prompted many multi-family and commercial real estate borrowers to exercise their options to convert their adjustable-rate loans to a fixed-rate basis for several years. Additionally, many new loans originated in 1998 and 1999 were priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. If interest rates increase during the fixed-rate phase of these loans, net interest income relating to these loans would be negatively affected. Occasionally, the Company has partially funded loans originated on or converted to a fixed-rate basis by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans.

          The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Fixed-rate residential mortgage loans are not maintained in the Company's loan portfolio.

          At December 31, 1999, construction and development loans amounted to $24.7 million, $7.5 million of which had not been advanced as of that date. The $24.7 million is comprised of $17.8 million pertaining to construction of condominiums, $3.5 million pertaining to construction of one-to-four family residential homes and $3.4 million pertaining to construction of commercial properties. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than for construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Bank also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Bank analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

          Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Bank may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

          Commercial loans increased from $13.1 million at December 31, 1998 to $30.5 million at December 31, 1999 due in part to a $10.0 million money market loan participation with a one year maturity and a greater volume of loans to condominium associations for the purpose of funding capital improvements. Loans to condominium associations amounted to $12.3 million at December 31, 1999 compared to $5.8 million at December 31, 1998.

          The following table sets forth the comparison of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.


                                                                      AT DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                 1999                      1998                        1997
                                        ----------------------    ------------------------- --------------------------
                                                       PERCENT                   PERCENT                     PERCENT
                                         AMOUNT       OF TOTAL      AMOUNT      OF TOTAL      AMOUNT        OF TOTAL
                                         ------       --------      ------      --------      ------        --------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to-four family.............       $  74,889       11.13%   $  64,467        11.19%    $ 68,907          14.25%
  Multi-family...................         297,270       44.18      262,678        45.58      219,909          45.50
  Commercial real estate.........         221,330       32.89      197,593        34.29      149,540          30.94
  Construction and development...          24,719        3.67       17,255         2.99       13,382           2.77
  Home equity....................           5,800        0.86        5,505         0.96        5,276           1.09
  Second.........................          16,328        2.43       13,944         2.42       15,855           3.28
                                        ---------      ------    ---------      -------     --------         ------
    Total mortgage loans.........         640,336       95.16      561,442        97.43      472,869          97.83
Commercial loans.................          30,514        4.54       13,051         2.26        9,074           1.88
Consumer loans...................           2,012        0.30        1,775         0.31        1,393           0.29
                                        ---------      ------    ---------      -------     --------         ------
    Total gross loans, excluding money
      market loan participations.         672,862      100.00%     576,268       100.00%     483,336         100.00%
                                                       ======                    ======                      ======
Less:
  Unadvanced funds on loans......         (35,746)                 (26,096)                   (9,352)
  Deferred loan origination fees.          (1,550)                  (1,604)                   (1,562)
  Unearned discounts.............             (10)                     (10)                      (10)
                                        ----------               ---------                  --------
    Total loans, excluding money
      market loan participations.         635,556                  548,558                   472,412
Money market loan participations.          15,400                   44,300                    24,000
                                        ---------                ---------                  --------
    Total loans, net                    $ 650,956                $ 592,858                  $496,412
                                        =========                =========                  ========



                                                              AT DECEMBER 31,
                                            --------------------------------------------------
                                                       1996                      1995
                                            --------------------------  ----------------------
                                                           PERCENT                   PERCENT
                                              AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                              ------      --------      ------      --------
                                                            (DOLLARS IN THOUSANDS)

Mortgage loans:
  One-to-four family.............           $  57,725      13.08%      $  56,814      13.62%
  Multi-family...................             200,368      45.40         193,812      46.46
  Commercial real estate.........             139,430      31.60         125,363      30.05
  Construction and development...               7,261       1.65          10,288       2.47
  Home equity....................               6,398       1.45           7,420       1.78
  Second.........................              19,872       4.50          17,680       4.24
                                            ---------      -----       ---------     ------
    Total mortgage loans.........             431,054      97.68         411,377      98.62
Commercial loans.................               9,221       2.09           4,584       1.10
Consumer loans...................               1,023       0.23           1,192       0.28
                                            ---------      -----       ---------     ------
    Total gross loans, excluding money
      market loan participations.             441,298      100.00%       417,153     100.00%
                                                           ======                    ======
Less:
  Unadvanced funds on loans......             (11,950)                    (9,879)
  Deferred loan origination fees.              (1,326)                    (1,012)
  Unearned discounts.............                (289)                      (731)
                                            ---------                  ---------
    Total loans, excluding money
      market loan participations.             427,733                    405,531
Money market loan participations.              52,950                     43,100
                                            ---------                  ---------
    Total loans, net                        $ 480,683                  $ 448,631
                                            =========                  =========


           Many of the Company's borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed 8.0% of the Bank's core capital (stockholders' equity exclusive of unrealized gains or losses on securities available for sale, net of income taxes, which, at December 31, 1999, amounted to $205.2 million). At December 31, 1999, the largest borrower had aggregate loans outstanding of $13.9 million, or 6.78% of core capital. Including this borrower, there were 21 borrowers each with aggregate loans outstanding at December 31, 1999 in excess of $5.0 million, the cumulative total of which was $158.4 million, or 24.9% of loans outstanding, exclusive of money market loan participations. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

          The following table shows the contractual maturity and repricing dates of the Company's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal amortization.


                                                                                    AT DECEMBER 31, 1999
                                     ----------------------------------------------------------------------------------------
                                                  REAL ESTATE MORTGAGE LOANS
                                     --------------------------------------------------------
                                                                                                MONEY      OTHER
                                                                                     HOME       MARKET   COMMERCIAL
                                       ONE-TO-             COMMERCIAL CONSTRUCTION EQUITY AND   LOAN        AND
                                        FOUR     MULTI-      REAL        AND         SECOND     PARTICI   CONSUMER    TOTAL
                                       FAMILY    FAMILY     ESTATE    DEVELOPMENT   MORTGAGE   -PATIONS    LOANS      LOANS
                                       ------    ------     ------    -----------   --------  ----------   -----      -----
                                                                         (IN THOUSANDS)
Amounts due (1):
  Within one year................    $ 24,039  $  61,204  $  49,886    $ 15,555    $ 12,233   $ 15,400    $ 21,584  $ 199,901
                                     --------  ---------  ---------    --------    --------   --------    --------  ---------
After one year:
  More than one year to three years..  27,089     45,049     28,526           -         480         -          954   102,098
  More than three years to five years  21,959    114,857     81,445       1,546         961         -        3,299   224,067
  More than five years to ten  years.   1,683     63,882     53,113         114         902         -          292   119,986
  More than ten years............         119      2,811      3,534           -           -         -            -     6,464
                                     --------  ---------  ---------    --------    --------   --------    --------    -------
    Total due after one year.....      50,850    226,599    166,618       1,660       2,343         -        4,545   452,615
                                     --------  ---------  ---------    --------    --------   --------    --------    -------
    Total amount due.............    $ 74,889  $ 287,803  $ 216,504    $ 17,215    $ 14,576   $ 15,400    $ 26,129   652,516
                                     ========  =========  =========    ========    ========   ========    ========
Less:
  Deferred loan origination fees.                                                                                     (1,550)
  Unearned discounts.............                                                                                        (10)
                                                                                                                    ---------
    Net loans....................                                                                                    $650,956
                                                                                                                    =========


       ---------------
       (1) Amounts due are net of unadvanced funds on loans.

         The following table sets forth at December 31, 1999 the dollar amount of gross loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.


                                                                                     DUE AFTER ONE YEAR
                                                                            ----------------------------------
                                                                               FIXED    ADJUSTABLE     TOTAL
                                                                            ---------  ------------  ----------
                                                                                      (IN THOUSANDS)
Mortgage loans:
  One-to-four family...................................................     $   2,025  $   48,825    $  50,850
  Multi-family.........................................................        94,650     131,949      226,599
  Commercial real estate...............................................        79,620      86,998      166,618
  Construction and development.........................................         1,660       -            1,660
  Home equity and second mortgage......................................         1,864         479        2,343
                                                                            ---------   ---------    ---------
     Total mortgage loans..............................................       179,819     268,251      448,070
Commercial and consumer loans..........................................         1,638       2,907        4,545
                                                                            ---------   ---------    ---------
     Total loans.......................................................     $ 181,457   $ 271,158    $ 452,615
                                                                            =========   =========    =========


NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

          The following table sets forth information regarding non-performing assets and restructured loans at the dates indicated.


                                                                                            AT DECEMBER 31,
                                                                       -------------------------------------------------
                                                                         1999      1998      1997       1996       1995
                                                                       -------    ------    ------     ------     ------
                                                                                          (DOLLARS IN THOUSANDS)
 Non-accrual loans (1):
   Mortgage loans:
       One-to-four family........................................      $-        $-         $  230     $  428     $  736
       Multi-family..............................................       -        -          -             253     -
       Commercial real estate....................................       -           297        522        646     -
       Construction and development..............................       -        -          -               6          6
       Home equity...............................................       -            35         51     -          -
   Commercial loans..............................................       -        -          -          -          -
   Consumer loans................................................       -        -          -               4          6
                                                                       ------    ------     ------     ------     ------
       Total non-accrual loans...................................       -           332        803      1,337        748
 Other real estate owned, net (2)................................         707     1,940      2,373      1,689      1,722
                                                                       ------    ------     ------     ------     ------
       Total non-performing assets...............................      $  707    $2,272     $3,176     $3,026     $2,470
                                                                       ======    ======     ======     ======     ======

 Restructured loans..............................................      $-        $-         $2,287     $5,438     $10,922
                                                                       ======    =======    ======     ======     =======

 Allowance for loan losses as a percent of total loans...........        2.13%     2.21%      2.51%      2.56%      2.75%
 Allowance for loan losses as a percent of total non-
 performing loans (3)............................................        N.M.  3,943.98    1552.05     921.91   1,647.86
 Non-performing loans as a percent of total loans................       -          0.06       0.16       0.28       0.17
 Non-performing assets as a percent of total assets..............        0.08      0.26       0.45       0.45       0.39


       (1) Non-accrual loans include all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

       (2) Other real estate owned balances are shown net of related loss allowances.

       (3) Non-performing loans are comprised of non-accrual loans.

           N.M.= not meaningful

          Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days.

          At December 31, 1999, other real estate owned consisted of an industrial property carried at $633,000 and residential condominium units carried at $160,000, net of an aggregate valuation allowance of $86,000. During 1999, the Company sold another industrial property at a gain of $465,000. For the years ended December 31, 1999, 1998 and 1997, the Company received income, net of expenses, of $145,000, $259,000 and $254,000, respectively, from the rental of the industrial properties. The Company is attempting to sell the remaining industrial property. Ultimate net sales proceeds will depend on market conditions in effect at the time of sale. The condominium units have been sold, but continue to be included in other real estate owned until cash payments by the purchaser are sufficient to meet the criteria for recording the transaction as a sale.

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

          The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.


                                                                                 YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                1999          1998         1997         1996         1995
                                                              ---------    ---------    ---------    ---------     --------
                                                                                    (IN THOUSANDS)
              Balance at beginning of year................    $ 13,094     $ 12,463     $ 12,326     $ 12,326     $ 12,274
              Provision for loan losses...................         450          300            -            -            -
              Charge-offs:
                Mortgage loans:
                  One-to-four family......................           -            -            -            -            -
                  Multi-family............................           -            -            -            -            -
                  Commercial real estate..................           -            -            -          151          237
                  Construction and development............           -            -            -            -            -
                  Home equity.............................           -            -            -            -            -
                  Second mortgage.........................           -            -            -            -            -
                Commercial loans..........................           -            -            -            -            -
                Consumer loans............................           -            1            6           15            3
                Money market loan participations..........           -            -            -            -            -
                                                              --------     --------     --------     --------      -------
                    Total charge-offs.....................           -            1            6          166          240
                                                              --------     --------     --------     --------      -------
              Recoveries:
                Mortgage loans:
                  Multi-family............................           -            -           25          140          271
                  Commercial real estate..................         327          315            8            -            6
                  Construction and development............           -            -          103           21            -
                Commercial loans..........................           -           12            -            -            -
                Consumer loans............................           3            5            7            5           15
                                                              --------     --------     --------     --------      -------
                    Total recoveries......................         330          332          143          166          292
                                                              --------     --------     --------     --------      -------
              Net recoveries..............................         330          331          137            -           52
                                                              --------     --------     --------     --------      -------
              Balance at end of year......................    $ 13,874     $ 13,094     $ 12,463     $ 12,326     $ 12,326
                                                              ========     ========     ========     ========      =======


          The following tables set forth the Company's percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                            AT DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                               1999                             1998                             1997
                                  -------------------------------  -------------------------------  -------------------------------
                                                         PERCENT                          PERCENT                          PERCENT
                                                         OF LOANS                         OF LOANS                         OF LOANS
                                             PERCENT OF  IN EACH              PERCENT OF  IN EACH              PERCENT OF  IN EACH
                                             ALLOWANCE   CATEGORY             ALLOWANCE   CATEGORY             ALLOWANCE   CATEGORY
                                             TO TOTAL    TO GROSS             TO TOTAL    TO GROSS             TO TOTAL    TO GROSS
                                   AMOUNT    ALLOWANCE    LOANS     AMOUNT    ALLOWANCE   LOANS      AMOUNT    ALLOWANCE   LOANS
                                  -------    ---------   --------   ------    ----------  --------   ------    ----------  --------
                                                                       (DOLLARS IN THOUSANDS)

Mortgage loans:
   One- to four-family...........   $   262      1.89%     11.13%    $   226     1.73%     11.19%     $   241     1.93%     14.25%
   Multi-family..................     4,660     33.59      44.18       3,610    27.57      45.58        2,993    24.02      45.50
   Commercial real estate........     4,526     32.62      32.89       4,214    32.18      34.29        3,376    27.09      30.94
   Construction and development..       824      5.94       3.67         526     4.02       2.99          384     3.08       2.77
   Home equity...................        58      0.42       0.86          55     0.42       0.96           53     0.43       1.09
   Second........................       195      1.41       2.43          70     0.53       2.42           79     0.63       3.28
Commercial loans.................       329      2.37       4.54         379     2.89       2.26           95     0.76       1.88
Consumer loans...................        20      0.14       0.30          18     0.14       0.31           14     0.11       0.29
Money market loan participations.       -         -        -            -        -         -             -        -         -
Unallocated......................     3,000     21.62      -           3,996    30.52      -            5,228    41.95      -
                                    -------   -------     ------     -------   ------      ------     -------    -----      ------
   Total allowance for loan losses  $13,874    100.00%    100.00%    $13,094   100.00%     100.00%    $12,463    100.00%    100.00%
                                    =======   =======     ======     =======   ======      ======     =======    ======     ======



                                                                             AT DECEMBER 31,
                                        ----------------------------------------------------------------------------------------
                                                            1996                                          1995
                                        -------------------------------------------  -------------------------------------------
                                                                         PERCENT                                       PERCENT
                                                                        OF LOANS                                      OF LOANS
                                                         PERCENT OF      IN EACH                       PERCENT OF      IN EACH
                                                          ALLOWANCE     CATEGORY                        ALLOWANCE     CATEGORY
                                                          TO TOTAL      TO GROSS                        TO TOTAL      TO GROSS
                                            AMOUNT        ALLOWANCE       LOANS          AMOUNT         ALLOWANCE       LOANS
                                            ------        ---------       -----          ------         ---------       -----
                                                                         (DOLLARS IN THOUSANDS)
        Mortgage loans:
          One- to four-family.........    $    202          1.64%        13.08%        $    199           1.61%         13.62%
          Multi-family................       2,725         22.11         45.40            3,177          25.78          46.46
          Commercial real estate......       3,256         26.42         31.60            2,695          21.86          30.05
          Construction and development         463          3.76          1.65              504           4.09           2.47
          Home equity.................          64          0.52          1.45               74           0.60           1.78
          Second......................          99          0.80          4.50              133           1.08           4.24
        Commercial loans..............         110          0.89          2.09               92           0.75           1.10
        Consumer loans................          10          0.08          0.23               12           0.10           0.28
        Money market loan participations      -             -              -               -              -              -
        Unallocated...................       5,397         43.78           -              5,440          44.13           -
                                          --------        ------        --------       --------         ------       --------
         Total allowance for loan losses  $ 12,326        100.00%       100.00%        $ 12,326         100.00%        100.00%
                                          ========        ======        ======         ========         ======       ========


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

          At December 31, 1999, there were no loans which warranted specific reserves. Regarding charge-offs, the Company has experienced recoveries at least equal to or in excess of charge-offs in each of the past five years. The Company believes this favorable experience is attributable to the robust economy of the past few years and is not sustainable over normal lending cycles. Accordingly, the Company has continued to apply charge-off percentages in line with experience over longer-term lending cycles. Finally, higher general reserves are applied to loans with ratings above the Company's two best internal ratings.

          At December 31, 1999, loans designated as Special Mention and Substandard totaled $1.9 million and $121,000, respectively. No loans were designated as Doubtful or Loss. The Substandard category included three loans secured by condominiums.

          During 1999 and 1998, the allowance for loan losses was increased by $780,000 and $631,000, respectively, as a result of net loan recoveries of $330,000 and $331,000, respectively, and a provision for loan losses of $450,000 and $300,000, respectively. The Company increased the allowance primarily because of significant growth of the loan portfolio, substantially all of which pertained to the higher risk areas of multi-family and commercial real estate mortgage lending. Total loan growth amounted to $87.0 million in 1999 and $76.1 million in 1998, exclusive of the increase in money market loan participations.

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

          The decline in the unallocated portion of the allowance in 1999 and 1998 is attributable to the loan growth mentioned above and the fact that most of the new loan production did not warrant the two best internal ratings. Such ratings are typically assigned to only a few new loans and to seasoned loans with excellent credit performance. The Company has no established range into which the unallocated portion of the allowance should fall. Instead, the reasonableness of the unallocated portion is considered based on management's collective assessment of all the factors cited in the beginning of this section.

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

          The following table presents the deposit activity of the Company for the periods indicated.


                                                               YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     -----------     -----------    -----------
                                                                   (IN THOUSANDS)
Net deposits (withdrawals).....................       $    2,055      $  (14,132)    $  (23,403)
Interest credited on deposit accounts..........           20,711          21,198         21,691
                                                      ----------      ----------     ----------
Total increase (decrease) in deposit accounts..       $   22,766      $    7,066     $   (1,712)
                                                      ==========      ==========     ==========


          The following table sets forth the distribution of the Company's average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.


                                                                 YEAR ENDED DECEMBER 31, 1999     YEAR ENDED DECEMBER 31, 1998
                                                                 ----------------------------     ----------------------------
                                                                            PERCENT                          PERCENT
                                                                           OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED
                                                                 AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                                                 BALANCE   DEPOSITS     RATE      BALANCE   DEPOSITS     RATE
                                                                 -------   --------     ----      -------   --------     ----
                                                                                    (DOLLARS IN THOUSANDS)
     NOW accounts...........................................    $  43,897      8.74%   1.23%     $  39,766      8.33%   1.55%
     Savings accounts.......................................       13,010      2.59    2.22         14,510      3.04    2.45
     Money market savings accounts..........................      190,813     37.99    3.90        164,134     34.39    3.87
     Non-interest-bearing demand checking accounts..........       12,387      2.46       -         11,908      2.50       -
                                                                ---------   -------              ---------   -------
         Total transaction deposit accounts.................      260,107     51.78    3.18        230,318     48.26    3.18
                                                                ---------   -------              ---------   -------
     Certificate of deposit accounts:
       Six months or less...................................       58,841     11.72    4.56         63,273     13.26    5.09
       Over six months through 12 months....................      104,192     20.74    4.94        103,478     21.68    5.40
       Over 12 months through 24 months.....................       29,150      5.80    5.38         27,369      5.73    5.62
       Over 24 months.......................................       50,005      9.96    6.09         52,850     11.07    6.25
                                                                ---------   -------              ---------   -------
         Total certificate of deposit accounts..............      242,188     48.22    5.14        246,970     51.74    5.51
                                                                ---------   -------              ---------   -------
         Total average deposits.............................    $ 502,295    100.00%   4.12%     $ 477,288    100.00%   4.39%
                                                                =========   =======              =========   =======



                                                                           YEAR ENDED DECEMBER 31, 1997
                                                                          -----------------------------
                                                                                     PERCENT
                                                                                    OF TOTAL   WEIGHTED
                                                                          AVERAGE    AVERAGE    AVERAGE
                                                                          BALANCE   DEPOSITS     RATE
                                                                          -------   --------     ----
                                                                              (DOLLARS IN THOUSANDS)
              NOW accounts...........................................    $  37,544      7.79%   1.72%
              Savings accounts.......................................       15,063      3.13    2.50
              Money market savings accounts..........................      158,578     32.90    3.85
              Non-interest-bearing demand checking accounts..........        9,890      2.05       -
                                                                         ---------   -------
                  Total transaction deposit accounts.................      221,075     45.87    3.22
                                                                         ---------   -------
              Certificate of deposit accounts:
                Six months or less...................................       67,691     14.05    5.20
                Over six months through 12 months....................      107,490     22.30    5.44
                Over 12 months through 24 months.....................       28,196      5.85    5.75
                Over 24 months.......................................       57,516     11.93    6.31
                                                                         ---------   -------
                  Total certificate of deposit accounts..............      260,893     54.13    5.58
                                                                         ---------   -------
                  Total average deposits.............................    $ 481,968    100.00%   4.50%
                                                                         =========   =======


          A declining interest rate environment during most of the past three years resulted in some shifting of deposits from certificate of deposit accounts to more liquid and shorter term transaction deposit accounts and only a modest amount of deposit growth. The attractiveness of deposits to customers diminished as customers viewed other financial instruments such as mutual funds, annuities and the stock market as offering greater earnings potential. While the Company is not anticipating any significant reduction in its deposits, it has ample liquidity and access to funds to process deposit outflows if such a trend were to arise.

          At December 31, 1999, the Company had outstanding $49.5 million in certificate of deposit accounts of $100,000 or more, maturing as follows:


                                                                                             WEIGHTED
                                                                             AMOUNT        AVERAGE RATE
                                                                             ------        ------------
                                                                                (DOLLARS IN THOUSANDS)
             MATURITY PERIOD
             ---------------
             Three months or less.................................         $  13,624           4.94%
             Over three months through six months.................            11,379           5.09
             Over six months through twelve months................            11,713           5.10
             Over twelve months...................................            12,814           5.62
                                                                           ---------
                                                                           $  49,530           5.19%
                                                                           =========


BORROWED FUNDS

          The Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by all of the Company's stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans and U.S. Government and Agency obligations in an aggregate amount equal or up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 1999, the Company had $108.8 million in outstanding advances from the FHLB and had the capacity to increase that amount to $312.8 million. The Company expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

          The following table sets forth certain information regarding borrowed funds for the dates indicated:


                                                                        YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1999         1998         1997
                                                                  ---------     --------     --------
                                                                         (DOLLARS IN THOUSANDS)
Advances from the FHLB:
  Average balance outstanding.................................    $ 106,812     $ 78,295     $ 63,771
  Maximum amount outstanding at any month end
     during the year..........................................      112,800       98,415       69,265
  Balance outstanding at end of year..........................      108,800       94,350       69,265
  Weighted average interest rate during the year..............         6.04%        6.34%        6.52%
  Weighted average interest rate at end of year...............         5.91%        6.02%        6.33%


RETURN ON EQUITY AND ASSETS

         Return on equity and assets for the years presented is as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                          1999         1998         1997
                                                                          ----         ----         ----
Return on assets (net income divided by average
   total assets). . . . . . . . . . . . . . . . . . . . . . . . . . . .   2.31%        2.33%        2.02%

Return on equity (net income divided by average
   stockholders' equity). . . . . . . . . . . . . . . . . . . . . . . .   7.47%        7.88%       11.19%

Dividend payout ratio (dividends declared per
   share divided by net income per share) . . . . . . . . . . . . . . .  28.34%           NM            -

Equity to assets ratio (average stockholders'
   equity divided by average total assets) . . . . . . . . . . . . . .   30.86%       29.50%       18.08%


NM- not meaningful. Not presented for the period from March 24, 1998 (the date of conversion to stock ownership) through December 31, 1998 as the dividend payout ratio calculation for that period is not meaningful. The ratio is not presented for the periods prior to the conversion to stock since the Bank was a mutual savings bank and no stock was outstanding.

SUBSIDIARY ACTIVITIES

          Brookline Securities Corp. ("BSC") is a wholly-owned subsidiary of the Company and BBS Investment Corporation ("BBS") is a wholly-owned subsidiary of the Bank. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and the Bank. At December 31, 1999, BSC and BBS had total assets of $57.6 million and $100.4 million, respectively, of which $56.7 million and $99.1 million, respectively, were in investment securities and short-term investments.

          160 Associates, Inc. ("Associates") is a wholly-owned subsidiary of the Bank established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust. The amount of capital Associates invested in such activity amounted to $265.9 million at December 31, 1999.

          Brookline Preferred Capital Corporation ("BPCC") was established in January 1997 as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and mortgage loans) that enable it to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. At December 31, 1999, BPCC had total assets of $266.5 million, $219.4 million of which were mortgage loans originated by and acquired from the Bank. BPCC is a 99.9% owned subsidiary of Associates.

          On August 12, 1999, the Company filed an application with bank regulators to form a wholly-owned Massachusetts-chartered stock savings bank subsidiary which will operate as an "internet bank". The new bank will be called LighthouseBank.com ("Lighthouse"). It is expected that Lighthouse will commence operations in the second quarter of 2000.

PERSONNEL

         As of December 31, 1999, the Company had 94 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

ITEM 2.     PROPERTIES

          The branch located in the Company's main office is owned by the Company. The other four branches of the Company, its loan production office in Worcester, its operations center in Brookline and office space in Waltham in use by Lighthouse personnel are leased from unrelated third parties. The operations center is used primarily to house operations and support services. At December 31, 1999, the net book value of premises and leasehold improvements was $725,000. Refer to Note 13 of the Notes to Consolidated Financial Statements on page 43 of the Annual Report for information regarding the Company's lease commitments at December 31, 1999.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 1999 as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the year ended December 31, 1999 appears on Page 53 of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

          Selected Consolidated Financial Data of the Company appears on page 1 and the back of the cover page of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6 through 18 of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Quantitative and Qualitative Disclosures About Market Risk appears on pages 12 through 14 of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements and supplementary data appear on the pages indicated of the Company's 1999 Annual Report which is incorporated herein by reference:


                                                                                                       Pages
                                                                                                       -----
          Report of Independent Certified Public Accountants                                            19
          Consolidated Balance Sheets as of December 31, 1999 and 1998                                  20
          Consolidated Statements of Income for the years ended December 31,
               1999, 1998 and 1997                                                                      21
          Consolidated Statements of Comprehensive Income for the years
               ended December 31, 1999, 1998 and 1997                                                   22
          Consolidated Statements of Changes in Stockholders' Equity for the
               years ended December 31, 1999, 1998 and 1997                                             23
          Consolidated Statements of Cash Flows for the years ended December 31,
               1999, 1998 and 1997                                                                    24-25
          Notes to Consolidated Financial Statements                                                  26-51


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          A listing of and information about the Company's Directors and Executive Officers appears on pages 3 through 5 of the Company's proxy statement dated March 10, 2000 which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

          Executive Compensation is presented on pages 9 and 10 of the Company's proxy statement dated March 10, 2000 which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 and 3 of the Company's proxy statement dated March 10, 2000 which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain Relationships and Related Transactions are presented on page 14 of the Company's proxy statement dated March 10, 2000 which is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     DOCUMENTS
        ---------
         (1) Financial Statements: All financial statements are included in Item 8 of Part II of this Report.

         (2) Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.

         (3)       Exhibits

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
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

10.3               Supplemental Retirement Income Agreement with Richard P.
                   Chapman, Jr. (Exhibit 10.3 to Form S-1 filed on November 18,
                   1997)**

10.4 Supplemental Retirement Income Agreement with Susan M. Ginns (Exhibit 10.4 to Form S-1 filed on November 18, 1997)**

10.5 Supplemental Retirement Income Agreement with Charles H. Peck (Exhibit 10.5 to Form S-1 filed on November 18, 1997)**

10.6               Amended Employee Stock Ownership Plan

11 Statement Regarding Computation of Per Share Earnings - Incorporated herein by reference. (See note 15 of the Notes to Consolidated Financial Statements on page 44 of the Company's Annual Report to Stockholders).

13                 1999 Annual Report to Stockholders

21 Subsidiaries of the Registrant - This information is presented in Item 1. Business - Subsidiary Activities of this Report.

27                 EDGAR Financial Data Schedule

-----------
** Filed as part of a previous Commission filing and incorporated herein by reference.

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the year ended December 31, 1999.

SIGNATURES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     BROOKLINE BANCORP, INC.

Date:  March 15, 2000                By: /S/  RICHARD P. CHAPMAN, JR.
                                         ---------------------------------------
                                         Richard P. Chapman, Jr.
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /S/ RICHARD P. CHAPMAN, JR.
   ------------------------------------
     Richard P. Chapman, Jr., President, Chief
     Executive Officer and Director
     (Principal Executive Officer)

Date:  March 15, 2000


By:  /S/ OLIVER F. AMES
   ------------------------------------
     Oliver F. Ames, Director

By:____________________________________
     Dennis S. Aronowitz, Director

By:____________________________________
     George C. Caner, Jr., Director

By: /S/ DAVID C. CHAPIN
   ------------------------------------
     David C. Chapin, Director

By:  /S/ WILLIAM G. COUGHLIN
   ------------------------------------
     William G. Coughlin, Director

By:____________________________________
     John L. Hall, II, Director

By:  /S/ CHARLES H. PECK
   ------------------------------------
     Charles H. Peck, Director

By: /S/ PAUL R. BECHET
   ------------------------------------
    Paul R. Bechet, Senior Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

Date:  March 15, 2000


By:____________________________________
    Hollis W. Plimpton, Director

By:____________________________________
    Edward D. Rowley, Director

By: /S/ JOSEPH J. SLOTNIK
   ------------------------------------
    Joseph J. Slotnik, Director

By: /S/ WILLIAM V. TRIPP, III
   ------------------------------------
    William V. Tripp, III, Director

By:____________________________________
    Rosamond B. Vaule, Director

By: /S/ PETER O. WILDE
   ------------------------------------
    Peter O. Wilde, Director

By: /S/ FRANKLIN WYMAN, JR.
   ------------------------------------
    Franklin Wyman, Jr., Director

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    BROOKLINE BANCORP, INC.

Date:  March 15, 2000               By:
                                        ---------------------------------------
                                        Richard P. Chapman, Jr.
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:____________________________________
     Richard P. Chapman, Jr., President, Chief
     Executive Officer and Director
     (Principal Executive Officer)

Date:  March 15, 2000


By:____________________________________
     Oliver F. Ames, Director

By:____________________________________
     Dennis S. Aronowitz, Director

By:____________________________________
     George C. Caner, Jr., Director

By:____________________________________
     David C. Chapin, Director

By:____________________________________
     William G. Coughlin, Director

By:____________________________________
     John L. Hall, II, Director

By:____________________________________
     Charles H. Peck, Director

By:_____________________________________________
    Paul R. Bechet, Senior Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

Date:  March 15, 2000


By:____________________________________
    Hollis W. Plimpton, Director

By:____________________________________
    Edward D. Rowley, Director

By:____________________________________
    Joseph J. Slotnik, Director

By:____________________________________
    William V. Tripp, III, Director

By:____________________________________
    Rosamond B. Vaule, Director

By:____________________________________
    Peter O. Wilde, Director

By:____________________________________
    Franklin Wyman, Jr., Director