Form 10-Q
period 2000-03-31
BROOKLINE BANCORP INC
filed 2000-05-05
CIK 1049782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________


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

     Common Stock, $0.01 par value - 27,596,186 shares outstanding as of May 3, 2000.

================================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


PART I                       FINANCIAL INFORMATION                                                                           PAGE

Item 1.                      Financial Statements

                             Consolidated Balance Sheets
                             as of March 31, 2000 and December 31, 1999                                                         1

                             Consolidated Statements of Income for the three
                             months ended March 31, 2000 and 1999                                                               2

                             Consolidated Statements of Comprehensive Income for
                             the three months ended March 31, 2000 and 1999                                                     3

                             Consolidated Statements of Changes in Stockholders'
                             Equity for the three months ended March 31, 2000 and 1999                                          4

                             Consolidated Statements of Cash Flows for the three
                             months ended March 31, 2000 and 1999                                                               6

                             Notes to Consolidated Financial Statements                                                         8

Item 2.                      Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                                         12

Item 3.                      Quantitative and Qualitative Disclosures about Market Risks                                       17

PART II                      OTHER INFORMATION

Item 1.                      Legal Proceedings                                                                                 17

Item 2.                      Changes in Securities                                                                             17

Item 3.                      Defaults upon Senior Securities                                                                   18

Item 4.                      Submission of Matters to a Vote of Security Holders                                               18

Item 5.                      Other Information                                                                                 18

Item 6.                      Exhibits and Reports on Form 8-K                                                                  18

                             Signature Page                                                                                    19

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                  MARCH 31,           DECEMBER 31,
                                                                                                    2000                  1999
                                                                                              ------------------   -----------------
                                                                                                (UNAUDITED)
                                                ASSETS
Cash and due from banks..............................................................        $       7,717        $       8,203
Short-term investments...............................................................               20,684                9,435
Securities available for sale........................................................              120,656              128,275
Securities held to maturity (market value of $86,112
    and $102,451, respectively)......................................................               87,110              103,434
Restricted equity securities.........................................................                6,279                6,279
Loans, excluding money market loan participations                                                  653,765              635,556
Money market loan participations.....................................................               15,300               15,400
Allowance for loan losses............................................................              (14,027)             (13,874)
                                                                                                   -------              -------
      Net loans......................................................................              655,038              637,082
                                                                                                   -------              -------
Other investment.....................................................................                3,077                3,022
Accrued interest receivable..........................................................                5,673                5,811
Bank premises and equipment, net.....................................................                2,281                1,535
Other real estate owned, net.........................................................                  695                  707
Deferred tax asset...................................................................                4,774                3,226
Other assets.........................................................................                  467                  325
                                                                                                   -------              -------
      Total assets...................................................................        $     914,451        $     907,334
                                                                                                   =======              =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.............................................................................        $     524,525        $     512,136
Borrowed funds.......................................................................              106,800              108,800
Mortgagors' escrow accounts..........................................................                4,042                3,624
Income taxes payable.................................................................                  520                  898
Accrued expenses and other liabilities...............................................                6,797                7,076
                                                                                                   -------              -------
      Total liabilities..............................................................              642,684              632,534
                                                                                                   -------              -------

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued.....................................................................                   -                    -
   Common stock, $.01 par value; 45,000,000 shares authorized,
     29,641,500 shares issued........................................................                  296                  296
   Additional paid-in capital........................................................              140,341              140,355
   Retained earnings.................................................................              154,067              150,098
   Accumulated other comprehensive income............................................                5,561                7,759
   Treasury stock, at cost - 1,965,314 shares and
     1,491,700 shares, respectively..................................................              (20,827)             (16,334)
   Unearned compensation- recognition and retention plan ............................               (1,919)              (2,316)
   Unallocated common stock held by ESOP - 482,652 shares
     and 407,218 shares, respectively................................................               (5,752)              (5,058)
                                                                                                   -------              -------
      Total stockholders' equity.....................................................              271,767              274,800
                                                                                                   -------              -------
      Total liabilities and stockholders' equity.....................................        $     914,451        $     907,334
                                                                                                   =======              =======

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                          THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                   -------------------------------
                                                                                                      2000                  1999
                                                                                                   ---------              --------
                                                                                                              (UNAUDITED)

Interest income:
   Loans, excluding money market loan participations..................................            $ 13,189               $ 11,516
   Money market loan participations...................................................                 250                    505
   Debt securities....................................................................               2,859                  3,287
   Marketable equity securities.......................................................                 259                    183
   Restricted equity securities.......................................................                 110                     79
   Short-term investments.............................................................                 217                    238
                                                                                                  --------               --------
      Total interest income...........................................................              16,884                 15,808
                                                                                                  --------               --------

Interest expense:
   Deposits...........................................................................               5,340                  5,139
   Borrowed funds.....................................................................               1,603                  1,474
                                                                                                  --------               --------
      Total interest expense .........................................................               6,943                  6,613
                                                                                                  --------               --------
Net interest income...................................................................               9,941                  9,195
Provision for loan losses.............................................................                 150                    150
                                                                                                  --------               --------
      Net interest income after provision for loan losses.............................               9,791                  9,045
                                                                                                  --------               --------

Non-interest income:
   Fees and charges...................................................................                 160                    177
   Gains on sales of securities, net..................................................               2,342                  1,190
   Other real estate owned income, net................................................                  18                     53
   Other income.......................................................................                 114                     33
                                                                                                  --------               --------
      Total non-interest income.......................................................               2,634                  1,453
                                                                                                  --------               --------

Non-interest expense:
   Compensation and employee benefits.................................................               1,586                  1,507
   Recognition and retention plan . . . . . . . . . . . . . . . . . . . . ............                 397                    -
   Occupancy..........................................................................                 187                    177
   Equipment and data processing......................................................                 291                    274
   Advertising and marketing..........................................................                 180                    112
   Internet bank start-up.............................................................                 567                    -
   Other..............................................................................                 477                    326
                                                                                                  --------               --------
      Total non-interest expense......................................................               3,685                  2,396
                                                                                                  --------               --------

Income before income taxes............................................................               8,740                  8,102
Provision for income taxes............................................................               3,116                  2,919
                                                                                                  --------               --------
      Net income......................................................................            $  5,624                $ 5,183
                                                                                                  ========               ========

Weighted average common shares
   outstanding during the period                                                                27,154,027             28,477,913
                                                                                                ==========             ==========

Basic and diluted earnings per common share                                                       $  0.21                $  0.18
                                                                                                     ====                   ====

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                   -----------------------
                                                                                                    2000              1999
                                                                                                   -----              ----
                                                                                                          (UNAUDITED)

Net income............................................................................        $    5,624        $    5,183
                                                                                               ---------          --------

Other comprehensive income, net of taxes:
   Unrealized holding losses..........................................................            (1,092)             (638)
   Income tax benefit.................................................................              (396)             (312)
                                                                                               ---------          --------
          Net unrealized holding losses...............................................              (696)             (326)
                                                                                               ---------          --------

   Less reclassification adjustment for gains included in net income:
      Realized gains..................................................................            (2,342)           (1,190)
      Income tax expense..............................................................               840               498
                                                                                               ---------          --------
          Net reclassification adjustment.............................................            (1,502)             (692)
                                                                                               ---------          --------

          Total other comprehensive loss..............................................            (2,198)           (1,018)
                                                                                               ---------          --------

Comprehensive income..................................................................        $    3,426        $    4,165
                                                                                                ========          ========


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                          ACCUMULATED
                                                                   ADDITIONAL                                 OTHER
                                                     COMMON        PAID-IN               RETAINED        COMPREHENSIVE    TREASURY
                                                     STOCK         CAPITAL               EARNINGS           INCOME         STOCK
                                                  ------------   ---------------   ----------------------------------   ------------

Balance at December 31, 1998...................   $      291   $      134,490      $     135,282      $     14,416      $    (1,316)

Net income.....................................           -               -                5,183               -               -

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.................           -               -                  -              (1,018)            -

Common stock dividend of
   $0.05 per share ............................           -               -               (1,429)              -               -

Treasury stock purchases
   (403,700 shares) ...........................           -               -                  -                 -             (4,624)

Common stock held by ESOP
   committed to be released
   (7,849 shares)..............................           -              (5)                 -                 -               -
                                                  ----------   ---------------     -------------      ------------      ------------

Balance at March 31, 1999......................   $      291   $      134,485      $     139,036      $     13,398      $    (5,940)
                                                  ==========   ==============      =============      ============      ============


                                                                                UNALLOCATED
                                                       UNEARNED                  COMMON
                                                    COMPENSATION -                STOCK                     TOTAL
                                                   RECOGNITION AND               HELD BY                 STOCKHOLDERS'
                                                   RETENTION PLAN                  ESOP                    EQUITY
                                                  --------------------     ---------------------    ---------------------

Balance at December 31, 1998...................       $     -               $     (4,941)           $       278,222

Net income.....................................             -                        -                        5,183

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.................             -                        -                       (1,018)

Common stock dividend of
   $0.05 per share ............................             -                        -                       (1,429)

Treasury stock purchases
   (403,700 shares) ...........................             -                        -                       (4,624)

Common stock held by ESOP
   committed to be released
   (7,849 shares)..............................             -                        101                         96
                                                       ----------            -------------          ---------------

Balance at March 31, 1999......................       $     -               $     (4,840)           $       276,430
                                                       ==========            =============           ==============


                                                                    (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                                       ACCUMULATED
                                                                   ADDITIONAL                             OTHER
                                                      COMMON         PAID-IN          RETAINED       COMPREHENSIVE       TREASURY
                                                      STOCK          CAPITAL          EARNINGS            INCOME          STOCK
                                                  ------------   ---------------     ----------    ------------------   ----------

Balance at December 31, 1999...................      $   296   $      140,355      $     150,098      $      7,759   $    (16,334)

Net income.....................................        -               -                   5,624             -                 -

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.................        -               -                 -                  (2,198)            -

Common stock dividend of
   $0.06 per share ............................        -               -                  (1,655)             -                -

Treasury stock purchases
   (473,614  shares) ..........................        -               -                  -                   -             (4,493)

Compensation under recognition
   and retention plan .........................        -               -                  -                   -                -

Common stock acquired by ESOP
   (84,386 shares) ............................        -               -                  -                   -                -

Common stock held by ESOP
   committed to be released
   (8,952 shares)..............................        -                 (14)             -                   -                -
                                                     -------   ---------------     -------------      ------------      -----------

Balance at March 31, 2000......................      $   296   $      140,341      $     154,067      $      5,561    $    (20,827)
                                                     =======   ==============      =============      ============    =============




                                                      UNEARNED       UNALLOCATED
                                                   COMPENSATION-       COMMON
                                                    RECOGNITION         STOCK         TOTAL
                                                   AND RETENTION        HELD BY      STOCKHOLDERS'
                                                       PLAN              ESOP         EQUITY
                                                 -------------------- ---------     --------------

Balance at December 31, 1999...................      $   (2,316)    $     (5,058)    $      274,800

Net income.....................................             -                -                5,624

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.................             -                -               (2,198)

Common stock dividend of
   $0.06 per share ............................             -                -               (1,655)

Treasury stock purchases
   (473,614  shares) ..........................             -                -               (4,493)

Compensation under recognition
   and retention plan .........................             397              -                  397

Common stock acquired by ESOP
   (84,386 shares) ............................             -               (802)              (802)

Common stock held by ESOP
   committed to be released
   (8,952 shares)..............................             -                108                 94
                                                      ----------    ------------     --------------

Balance at March 31, 2000......................       $   (1,919)   $     (5,752)     $     271,767
                                                      ==========    ============     ==============



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                   ------------------------
                                                                                                       2000         1999
                                                                                                   ----------   -----------
                                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................................         $      5,624    $      5,183
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses......................................................                  150             150
        Release of ESOP shares.........................................................                   94              96
        Depreciation and amortization..................................................                  127             125
        Amortization, net of accretion, of securities premiums
           and discounts...............................................................                  339             404
        Accretion of deferred loan origination fees
           and unearned discounts......................................................                 (130)           (153)
        Net gains from sales of securities available for sale..........................               (2,342)         (1,190)
        Equity interest in earnings of other investment................................                  (55)             -
        Compensation under recognition and retention plan..............................                  397              -
        Deferred income taxes..........................................................                 (312)             (8)
        (Increase) decrease in:
           Accrued interest receivable.................................................                  138              27
           Other assets................................................................                 (142)             10
        Decrease in:
           Income taxes payable........................................................                 (378)         (2,850)
           Accrued expenses and other liabilities......................................                 (279)           (371)
                                                                                                     -------         -------
              Net cash provided from operating activities..............................                3,231           1,423
                                                                                                     -------         -------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......................                2,765           1,210
  Proceeds from redemptions and maturities of securities
     available for sale................................................................               16,137          10,000
  Proceeds from redemptions and maturities of securities
     held to maturity..................................................................               16,041          10,697
  Purchase of securities available for sale............................................              (12,431)        (14,086)
  Purchase of securities held to maturity..............................................                -             (15,463)
  Purchase of Federal Home Loan Bank of Boston stock...................................                -                (228)
  Net increase in loans................................................................              (25,459)        (27,202)
  Proceeds from sales of participations in loans.......................................                7,383              -
  Purchase of bank premises and equipment..............................................                 (867)           (130)
  Capital expenditures on other real estate owned......................................                -                  (6)
  Proceeds from sales of other real estate owned.......................................                    6               7
                                                                                                     -------         -------
              Net cash provided from (used for) investing activities...................                3,575         (35,201)
                                                                                                     -------         -------

                                                                    (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                   ---------------------------------
                                                                                                        2000               1999
                                                                                                   -----------         -------------
                                                                                                              (UNAUDITED)

Cash flows from financing activities:
  Increase (decrease) in demand deposits and NOW, savings and
     money market savings accounts......................................................      $         9,959         $      10,370
  Increase (decrease) in certificates of deposit........................................                2,430                (1,472)
  Proceeds from Federal Home Loan Bank of Boston advances...............................                  -                  10,000
  Repayment of Federal Home Loan Bank of Boston advances................................               (2,000)               (2,000)
  Increase in mortgagors' escrow deposits...............................................                  418                   380
  Purchase of common stock for ESOP.....................................................                 (802)                   -
  Purchase of treasury stock............................................................               (4,493)               (4,624)
  Payment of dividends on common stock..................................................               (1,655)               (1,429)
                                                                                                      -------             ---------
           Net cash provided from financing activities..................................                3,857                11,225
                                                                                                      -------             ---------


Net increase (decrease) in cash and cash equivalents....................................               10,663               (22,553)
Cash and cash equivalents at beginning of period........................................               33,038                73,617
                                                                                                      -------             ---------

Cash and cash equivalents at end of period..............................................      $        43,701         $      51,064
                                                                                                      =======             =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest on deposits and borrowed funds............................................      $         6,948         $       6,596
     Income taxes.......................................................................                3,795                 5,772



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(1)        BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

           Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of the Bank at $10.00 per share. Net proceeds from the Offering amounted to $134,790.

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

           Through March 31, 2000, the ESOP purchased 546,986 shares of common stock in the open market at an aggregate cost of $6,598. For the three months ended March 31, 2000 and 1999, $85 and $92, respectively, were charged to compensation and employee benefits expense based on the commitment to release 8,952 and 7,849 shares, respectively, to eligible employees.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(4)        EARNINGS PER SHARE

           Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

           The components of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 are as follows:

                                                                                              WEIGHTED                NET INCOME
                                                          NET INCOME                       AVERAGE SHARES              PER SHARE
                                                  --------------------------       ------------------------------  ----------------
                                                      2000           1999              2000               1999      2000       1999
                                                   ----------      --------        -------------      -----------   ----       ----
                                                        (IN THOUSANDS)

           THREE MONTHS
           ENDED MARCH 31,
           Basic                                     $ 5,624        $ 5,183       27,154,027          28,477,913   $ 0.21     $ 0.18
           Effect of dilutive
              stock options                             -             -               -                   -            -         -
                                                       -----          -----       ----------          ----------     ----       ----
           Dilutive                                  $ 5,624        $ 5,183       27,154,027          28,477,913   $ 0.21     $ 0.18
                                                       =====          =====       ==========          ==========     ====       ====

(5)        ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

           Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 2000 and December 31, 1999, such taxes amounted to $3,238 and $4,474, respectively.

(6)        COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

           At March 31, 2000, the Company had outstanding commitments to originate loans of $70,643, $60,545 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $10,859, $9,524 of which were equity lines of credit.

           Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest income received was $2 and $4 for the three months ended March 31, 2000 and 1999, respectively.

(7)        DIVIDEND DECLARATION

           On April 20, 2000, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.06 per share of common stock to shareholders of record as of May 1, 2000 and payable on May 16, 2000.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(8)        1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN
           --------------------------------------------------------------

            At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP").

            Under the Stock Option Plan, 1,367,465 shares of the Company's common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options are incentive stock options and 855,040 options are non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. As of March 31, 2000, 500,000 options have vested, 19,000 options were forfeited and none were exercised. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in the full upon the happening of such event and shall remain exercisable for a one year period. The Company is accounting for the Stock Option Plan by using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

            Under the RRP, 546,986 shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. The shares vest over varying time periods ranging from six months up to eight years. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restrictions will vest and be free of such restrictions. In 1999, 227,125 shares vested and 201,447 are scheduled to vest in 2000; 3,500 shares were forfeited in 2000. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

Assuming all shares vest according to the terms of the awards, the Company's pre-tax operating expenses have been or will be charged by the following amounts in the periods indicated (in thousands):



      YEAR 1999
      Second quarter (actual expense)                             $      1,274
      Third quarter (actual expense)                                     1,637
      Fourth quarter (actual expense)                                      682
                                                                        ------
                                                                         3,593
      YEAR 2000
      First quarter (actual expense)                                       397
      Second quarter                                                       370
      Third quarter                                                        365
      Fourth quarter                                                       114
                                                                        ------
                                                                         1,246
                                                                        ------

      Year 2001                                                            167
      Year 2002                                                            167
      Year 2003                                                            167
      Year 2004                                                            161
      Year 2005                                                            158
      Year 2006                                                            158
      Year 2007                                                             48
                                                                       -------
                                                                  $      5,865
                                                                       =======


(9)        ESTABLISHMENT OF A NEW INTERNET BANK SUBSIDIARY

           On April 12, 2000, the Company received regulatory approval for Lighthouse Bank to commence operations. The Company intends to provide Lighthouse Bank with $25 million in capital. Lighthouse Bank expects to commence offering products and services to the public in the second quarter of 2000. During the three months ended March 31, 2000, the Company incurred expenses of $567 in connection with the formation of Lighthouse Bank. The expenses were comprised primarily of compensation, occupancy, equipment depreciation, marketing and legal fees.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

    Total assets increased by $7.1 million, or 0.8%, from $907.3 million at December 31, 1999 to $914.4 million at March 31, 2000. Excluding money market loan participations, the loan portfolio increased by $18.2 million, or 2.9%, from $635.6 million at December 31, 1999 to $653.8 million at March 31, 2000. Growth took place primarily in the commercial real estate mortgage loan sector of the portfolio ($9.4 million, or 4.3%), the multi-family mortgage loan sector ($3.2 million, or 1.1%) and the one-to-four family residential mortgage loan sector (2.5 million, or 3.4%). Money market loan participations amounted to $15.3 million at March 31, 2000 compared to $15.4 million at December 31, 1999. Generally, the participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

   Short-term investments, securities available for sale and securities held to maturity declined from $241.1 million at December 31, 1999 to $228.4 million at March 31, 2000. Proceeds resulting from the decline were used to fund part of the loan growth and the repurchase of Company stock.

    Total deposits were $524.5 million at March 31, 2000 compared to $512.1 million at December 31, 1999, an increase of $12.4 million, or 2.4%. Most of the growth was attributable to an $8.8 million, or 4.4%, increase in money market savings accounts. Certificate of deposit accounts increased by $2.4 million, or 1.0%. Since June 1999, the Federal Reserve Board has raised the federal funds rate by 25 basis points on five separate occasions. Such increases, as well as the possibility of further increases taking place in 2000, seem to have prompted depositors to place their funds in accounts with shorter maturities or immediate availability. Depending on the frequency and extent of future rate increases, depositors might place more of their funds in longer-term and higher interest-bearing certificates of deposit. Such a development could have a negative effect on the Company's profitability.

   Total stockholders' equity declined from $274.8 million at December 31, 1999 to $271.8 million at March 31, 2000. For the three months ended March 31, 2000, net income was $5.6 million and cash dividends paid to stockholders were $1.7 million, or $0.06 per share. In addition, the Company purchased 558,000 shares of the

Company's stock at an aggregate cost of $5.3 million, or $9.49 per share. As a result of such purchases, the Company completed its first stock repurchase program (1,454,750 shares), its purchase of shares for the ESOP (546,986 shares) and commenced purchasing shares as part of a new repurchase plan approved by the Company's regulators on March 10, 2000. Under the new plan, 610,995 shares can be purchased, 123,000 of which were purchased through the end of the quarter. As of March 31, 2000, 2,512,300 shares have been purchased since becoming a public company at a total cost of $27.4 million, or $10.92 per share.

    Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $8.8 million ($5.6 million on an after-tax basis) at March 31, 2000 and $12.2 million ($7.8 million on an after-tax basis) at December 31, 1999. The net decrease is after realization of $2.3 million ($1.5 million on an after-tax basis) of gains from sales and calls of marketable equity securities during the first quarter of 2000.


NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:


                                                                     MARCH 31,                DECEMBER 31,
                                                                       2000                       1999
                                                                  ---------------            ---------------
                                                                          (DOLLARS IN THOUSANDS)

                 Non-accrual loans                                 $        -                $        -

                 Other real estate owned, net of allowance
                    for losses of $86 and $86, respectively                 695                        707
                                                                        -------                    -------
                          Total non-performing assets              $        695               $        707
                                                                        =======                    =======

                 Restructured loans                                $        -                 $       -
                                                                      ----------                ----------

                 Allowance for loan losses                         $     14,027               $     13,874
                                                                         ======                     ======

                 Allowance for loan losses as a percent
                    of total loans                                         2.10%                      2.13%
                 Allowance for loan losses as a percent
                    of total loans, excluding money market
                    participation loans                                    2.15                       2.18
                 Non-accrual loans as a percent of total loans             -                          -
                 Non-performing assets as a percent of
                    total assets                                           0.08                       0.08


   In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $109,000 at March 31, 2000 and December 31, 1999. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

   During the three months ended March 31, 2000, recoveries of loans previously charged off amounted to $3,000 and there were no loan charge-offs. Despite net loan recoveries and no non-performing loans at March 31, 2000, the Company increased its allowance for loan losses by providing $150,000 as a charge to earnings in the first quarter of 2000. Management deemed it prudent to increase the allowance in light of the $18.2 million quarterly increase in net loans outstanding (exclusive of money market loan participations), most of which occurred in the higher risk categories of multi-family and commercial real estate mortgage loans.

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

   In March 1999, four federal banking agencies and the Securities and Exchange Commission announced they had formed a working group to come up with new guidelines for the documentation, disclosure and reporting of bank loan loss reserves because of "continued uncertainty among financial institutions as to the expectations of the banking and securities regulators" on how banks should calculate and report loan loss reserves. During 2000, it is expected that the working group will issue guidance regarding (1) the procedures necessary for a reasoned assessment of losses inherent in a loan portfolio, (2) documentation that should exist to support the allowance and (3) enhanced disclosure of credit loss allowances, including changes in risk factors and asset quality that affect allowances for credit losses. It is not possible at this time to anticipate what effect, if any, guidelines developed by the working group will have on the financial condition or operating results of the Company.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000
AND 1999

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

   Net income for the three months ended March 31, 2000 was $5.6 million ($0.21 per share) compared to $5.2 million ($0.18 per share) for the three months ended March 31, 1999, an increase of $441,000, or 8.5%. Basic and diluted earnings per share are the same in both the 2000 and 1999 quarterly periods. The 2000 period included $2.3 million of gains from sales of marketable equity securities ($1.5 million on an after-tax basis, or $0.06 per share) compared to $1.2 million ($692,000 on an after-tax basis, or $0.02 per share) in the 1999 period. Included in the after-tax gains for the 2000 quarter was $525,000 ($0.02 per share) representing the Company's share of proceeds from the merger of an electric utility company in which it had invested. The merger transaction was announced in 1998 and was not completed until the end of March 2000.

   The 2000 quarter also included $397,000 ($231,000 on an after-tax basis, or $0.01 per share) of expenses related to the recognition and retention plan approved by stockholders in the second quarter of 1999 and $567,000 ($369,000 on an after-tax basis, or $0.01 per share) of expense related to the formation of Lighthouse Bank, the first chartered internet-only bank in New England. Excluding these expenses and the securities gains, net operating income was $4.7 million ($0.17 per share) for the 2000 first quarter compared to $4.5 million ($0.16 per share) for the 1999 first quarter, an increase of $231,000, or 5.1%. The improved operating results were derived primarily from an increase in interest rate spread and a higher volume of interest-earning assets.

    Interest rate spread (the difference between yields earned on assets and rates paid on deposits and borrowings) increased from 2.58% in the first quarter of 1999 to 2.97% in the first quarter of 2000. The higher interest rate spread resulted from an increase in the percent of average loans outstanding to total average assets from 64% in the 1999 quarter to 71% in the 2000 quarter and improved yields on the investment portfolio.

INTEREST INCOME

   Interest income on loans, excluding money market loan participations, was $13.2 million in the first quarter of 2000 compared to $11.5 million in the first quarter of 1999, an increase of $1.7 million, or 14.5%. The additional income resulted from an increase in average loans outstanding of $81.3 million, or 14.5%, in the first quarter of 2000 compared to the first quarter in 1999. The average rate earned on loans declined slightly from 8.21% in the 1999 quarter to 8.18% in the 2000 quarter.

   The average balance invested in money market loan participations during the three months ended March 31, 2000 and 1999 were $16.9 million and $39.9 million, respectively, and the yields earned on those balances were 5.92% and 5.14%, respectively. As the loan portfolio has grown since the Company's conversion to stock in March 1998, part of the growth has been funded by reducing the level of balances maintained in lower yielding money market loan participations and investment securities.

   Interest income on debt securities declined 13.0% from $3.3 million in the first quarter of 1999 to $2.9 million in the first quarter of 2000 as a result of a $32.0 million, or 14.1%, reduction in the average balances invested in debt securities from $226.7 million in the 1999 quarter to $194.7 million in the 2000 quarter. Yields earned on those balances were 5.87% in the 2000 quarter and 5.80% in the 1999 quarter.

INTEREST EXPENSE

   Interest expense on deposits was $5.3 million for the three months ended March 31, 2000, a 3.9% increase from the $5.1 million expended for the three months ended March 31, 1999. All of the increase was due to a 4.9% growth in the average balance of deposits from $493.8 million in the 1999 quarter to $518.0 million in the 2000 quarter. The average rates paid on interest-bearing deposits were 4.24% in the 2000 quarter and 4.32% in the 1999 quarter. As previously mentioned, the Federal Reserve Board has raised the federal funds rate by 25 basis points on five separate occasions since June 1999. It took such action so as to reduce the possibility of inflation adversely affecting the economy. Further rate increases could take place in 2000 if the Federal Reserve believes that inflationary trends are accelerating. Continuation of increases in the federal funds rates inevitably will cause interest rates paid on deposits and borrowed funds to rise. Such a development could have a negative effect on the Company's profitability.

   The Company increased its use of borrowings from the FHLB as part of its management of interest rate risk. The average balances of advances outstanding were $107.5 million in the first quarter of 2000 compared to $97.7 million in the first quarter of 1999 and the average rates paid on such balances were 5.98% and 6.12%, respectively.

NON-INTEREST INCOME

   Sales and calls of marketable equity securities during the three months ended March 31, 2000 and 1999 resulted in gains of $2.3 million and $1.2 million, respectively. Included in the 2000 quarter was a gain of $819,000 representing the Company's share of proceeds from the merger of an electric utility company in which it had invested. The merger transaction was announced in 1998 and was not completed until the end of March 2000. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes.

   The decline in other real estate owned income from $53,000 in the 1999 quarter to $18,000 in the 2000 quarter resulted from the sale of an income producing property in the third quarter of 1999.The increase in other non-interest income is due primarily to $55,000 of income representing the Company's 30.5% equity interest in the earnings of Eastern Funding LLC, a company specializing in the financing of coin operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast.

NON-INTEREST EXPENSE

   The 2000 quarter included $397,000 of expenses related to the recognition and retention plan approved by the stockholders on April 15, 1999 (See note 8 to the unaudited consolidated financial statements on page 10 herein). The 2000 quarter also included $567,000 of expense related to the establishing of a new internet bank subsidiary to be called Lighthouse Bank. The expenses were comprised primarily of compensation, occupancy, equipment depreciation, marketing and legal fees.

   Excluding the expenses mentioned in the preceding paragraph, total non-interest expense increased $325,000, or 13.6%, from $2.4 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000. Most of the increase resulted from higher compensation and employee benefits expense ($79,000), higher marketing expenses ($68,000), higher data processing expenses ($31,000) and higher professional fees ($145,000) relating to special corporate initiatives and a review of security controls pertaining to the electronic banking capabilities of Brookline Savings Bank.

INCOME TAXES

   The effective rate of income taxes was 35.7% in the first quarter of 2000 compared to 36.0% in the first quarter of 1999. The rate of state income taxes was low in both quarters because of the existence of a real estate investment trust subsidiary and utilization of investment security subsidiaries.

PROJECTED IMPACT OF NEW INTERNET BANK SUBSIDIARY (LIGHTHOUSE BANK)

   On July 15, 1999, the Company announced its intention to establish a new internet bank subsidiary to be called Lighthouse Bank. In April 2000, the Company received regulatory approval allowing Lighthouse Bank to commence operations in the second quarter of 2000.

   The new bank will likely incur losses in its first two years. After-tax operating losses of Lighthouse Bank, including foregone income on the Company's contemplated $25 million capital investment in Lighthouse Bank, could be in the range of $2.7 million to $3.0 million for the remainder of 2000 and $2.0 million to $2.3 million in 2001. These estimates of future operating results constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) and are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, recruitment of qualified personnel and market acceptance of Lighthouse Bank's pricing, products and services.

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

     Generally, it is the Bank's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Bank. At March 31, 2000, interest-earning assets maturing or repricing within one year amounted to $363.6 million and interest-bearing liabilities maturing or repricing within one year amounted to $450.5 million resulting in a cumulative one-year negative gap position of $86.9 million, or 9.5% of total assets.

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

     From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the three months ended March 31, 2000, the Company repaid advances of $2.0 million and obtained no new advances. Total advances outstanding at March 31, 2000 amounted to $106.8 million.

     The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At March 31, 2000, such assets amounted to $75.7 million, or 8.3% of total assets.

     At March 31, 2000, the Company and the Bank exceeded all regulatory capital requirements. The Bank's leverage capital was $202.5 million, or 24.0% of adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part 1 of this report and pages 12 through 14 of the Company's Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ended December 31, 1999.

     For quantitative information about market risk, see pages 12 through 14 of the Company's 1999 Annual Report.

     There have been no material changes in the quantitative disclosures about market risk as of March 31, 2000 from those presented in the Company's 1999 Annual Report.


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


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.  Financial Data Schedule

     All other required exhibits are included in Part I under Financial Statements (Unaudited) and Management's Discussion and Analysis of Operations, and are incorporated by reference, herein.

     There were no reports filed on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                          BROOKLINE BANCORP, INC.




DATE: MAY 3, 2000         BY: /S/ RICHARD P. CHAPMAN, JR.
                              ------------------------------------
                              RICHARD P. CHAPMAN, JR.
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE: MAY 3, 2000         BY: /S/ PAUL R. BECHET
                              -------------------------------------------------
                              PAUL R. BECHET
                              SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER