Form 10-Q
period 2000-06-30
BROOKLINE BANCORP INC
filed 2000-08-11
CIK 1049782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES __X__     NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value - 27,501,072 shares outstanding as of August 4, 2000.

================================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


                                                                                            PAGE
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                     as of June 30, 2000 and December 31, 1999                                1

                     Consolidated Statements of Income for the three months and
                     six months ended June 30, 2000 and 1999                                  2

                     Consolidated Statements of Comprehensive Income for
                     the three months and six months ended June 30, 2000 and 1999             3

                     Consolidated Statements of Changes in Stockholders'
                     Equity for the six months ended June 30, 2000 and 1999                   4

                     Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2000 and 1999                                      6

                     Notes to Consolidated Financial Statements                               8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               12

Item 3.              Quantitative and Qualitative Disclosures about Market Risks             21

PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                                       21

Item 2.              Changes in Securities                                                   21

Item 3.              Defaults Upon Senior Securities                                         21

Item 4.              Submission of Matters to a Vote of Security Holders                     21

Item 5.              Other Information                                                       21

Item 6.              Exhibits and Reports on Form 8-K                                        21

                     Signature Page                                                          22

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2000              1999
                                                                                ----------       -----------
                                                                                (UNAUDITED)
                                     ASSETS
Cash and due from banks................................................         $   11,996       $     8,203
Short-term investments.................................................              4,950             9,435
Securities available for sale..........................................            125,947           128,275
Securities held to maturity (market value of $75,365
  and $102,451, respectively)..........................................             75,583           103,434
Restricted equity securities...........................................              6,279             6,279
Loans, excluding money market loan participations......................            668,735           635,556
Money market loan participations.......................................             24,800            15,400
Allowance for loan losses..............................................            (14,184)          (13,874)
                                                                                   -------           -------
     Net loans.........................................................            679,351           637,082
                                                                                   -------           -------
Other investment.......................................................              3,166             3,022
Accrued interest receivable............................................              5,863             5,811
Bank premises and equipment, net.......................................              3,032             1,535
Other real estate owned, net...........................................                535               707
Deferred tax asset.....................................................              5,435             3,226
Other assets...........................................................                883               325
                                                                                   -------           -------
     Total assets......................................................         $  923,020       $   907,334
                                                                                   =======           =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...............................................................         $  525,143       $   512,136
Borrowed funds.........................................................            112,300           108,800
Mortgagors' escrow accounts............................................              3,751             3,624
Income taxes payable...................................................              1,042               898
Accrued expenses and other liabilities.................................              7,206             7,076
                                                                                   -------           -------
     Total liabilities.................................................            649,442           632,534
                                                                                   -------           -------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued........................................................                -                 -
  Common stock, $.01 par value; 45,000,000 shares authorized,
     29,641,500 shares issued..........................................                296               296
  Additional paid-in capital...........................................            140,332           140,355
  Retained earnings....................................................            157,900           150,098
  Accumulated other comprehensive income...............................              4,742             7,759
  Treasury stock, at cost - 2,140,428 shares
    and 1,491,700 shares, respectively.................................            (22,498)          (16,334)
  Unearned compensation - recognition and retention plan...............             (1,548)           (2,316)
  Unallocated common stock held by ESOP - 473,700 shares
   and 407,218 shares, respectively....................................             (5,646)           (5,058)
                                                                                 ---------         ---------
     Total stockholders' equity........................................            273,578           274,800
                                                                                   -------           -------
     Total liabilities and stockholders' equity........................         $  923,020       $   907,334
                                                                                   =======           =======

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ----------------------      ---------------------------
                                                              2000           1999          2000             1999
                                                             --------       --------     ---------        ---------
                                                                                  (UNAUDITED)
Interest income:
  Loans, excluding money market loan participations........     $ 13,694    $ 11,755      $ 26,883         $23,271
  Money market loan participations.........................          378         462           628             967
  Debt securities..........................................        2,728       3,324         5,586           6,613
  Marketable equity securities.............................          225         231           484             413
  Restricted equity securities.............................          112          94           222             173
  Short-term investments...................................          242         117           460             355
                                                                --------    --------      --------       ---------
     Total interest income.................................       17,379      15,983        34,263          31,792
                                                                --------    --------      --------       ---------

Interest expense:
  Deposits.................................................        5,529       5,133        10,868          10,273
  Borrowed funds...........................................        1,731       1,659         3,335           3,133
                                                                --------    --------      --------       ---------
     Total interest expense ...............................        7,260       6,792        14,203          13,406
                                                                --------    --------      --------       ---------
Net interest income........................................       10,119       9,191        20,060          18,386
Provision for loan losses..................................          150         150           300             300
                                                                --------    --------      --------       ---------
     Net interest income after provision for loan losses...        9,969       9,041        19,760          18,086
                                                                --------    --------      --------       ---------

Non-interest income:
  Fees and charges.........................................          221         231           423             438
  Gains on sales of securities, net........................        1,801       2,408         4,143           3,598
  Other real estate owned income, net......................           46          56            65             109
  Other income.............................................          160           7           231               9
                                                                --------    --------      --------       ---------
     Total non-interest income.............................       2,228        2,702         4,862           4,154
                                                                --------    --------      --------       ---------

Non-interest expense:
  Compensation and employee benefits.......................       1,578        1,565         3,164           3,072
  Recognition and retention plan...........................         370        1,274           768           1,274
   Occupancy...............................................         174          172           361             349
  Equipment and data processing............................         301          291           593             566
  Advertising and marketing................................         179          113           360             225
  Internet bank expense....................................         887            -         1,453               -
  Other....................................................         343          337           818             662
                                                                --------    --------      --------       ---------
     Total non-interest expense............................       3,832        3,752         7,517           6,148
                                                                --------    --------      --------       ---------

Income before income taxes.................................       8,365        7,991        17,105          16,092
Provision for income taxes.................................       2,903        2,827         6,019           5,745
                                                                --------    --------      --------       ---------
     Net income............................................    $  5,462     $  5,164      $ 11,086       $  10,347
                                                                ========    ========      ========       =========

Weighted average common shares
  outstanding during the period                              26,781,234   28,138,891    26,967,631      28,302,082
                                                             ==========   ==========    ==========      ==========

Basic and diluted earnings per common share                      $ 0.20       $ 0.18        $ 0.41          $ 0.36
                                                                 ======       ======        ======          ======

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                             ------------------------    -------------------------
                                                               2000            1999         2000           1999
                                                             ---------      ---------    ---------       ---------
                                                                                   (UNAUDITED)
Net income.................................................  $   5,462      $   5,164    $  11,086       $  10,347
                                                                 -----          -----       ------          ------

Other comprehensive income, net of taxes:
  Unrealized holding gains.................................        503          2,115         (589)          1,478
  Income tax expense (benefit).............................        180            739         (216)            428
                                                                ------         ------     ---------       --------
        Net unrealized holding gains (losses)..............        323          1,376         (373)          1,050
                                                                ------          -----     ---------        -------

  Less reclassification adjustment for gains
   included in net income:
     Realized gains........................................      1,801          2,408        4,143           3,598
     Income tax expense....................................        659            963        1,499           1,461
                                                                ------          -----     ---------        -------
        Net reclassification adjustment....................      1,142          1,445        2,644           2,137
                                                                ------          -----     ---------        -------
        Total other comprehensive income (loss)............       (819)           (69)      (3,017)         (1,087)
                                                                ------          -----     ---------        -------

Comprehensive income.......................................  $   4,643      $   5,095    $   8,069       $   9,260
                                                                ------          -----     ---------        -------
                                                                ------          -----     ---------        -------



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                              UNEARNED     UNALLOCATED
                                                                   ACCUMULATED              COMPENSATION-    COMMON
                                            ADDITIONAL               OTHER                   RECOGNITION      STOCK       TOTAL
                                   COMMON    PAID-IN    RETAINED  COMPREHENSIVE  TREASURY   AND RETENTION    HELD BY   STOCKHOLDERS'
                                    STOCK    CAPITAL    EARNINGS     INCOME       STOCK         PLAN          ESOP       EQUITY
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------
Balance at December 31, 1998....  $  291   $  134,490  $ 135,282    $ 14,416     $(1,316)     $     -       $  (4,941)  $  278,222
Net income......................       -            -     10,347           -           -            -               -       10,347
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment..       -            -          -      (1,087)          -            -               -       (1,087)
Common stock dividends
   of $.10 per share............       -            -     (2,866)          -           -            -               -       (2,866)
Treasury stock purchases
   (558,200 shares).............       -            -          -           -      (6,409)           -               -       (6,409)
Common stock issued in
   conjunction with the recognition
   and retention plan...........
   (546,500 shares).............       5        5,904         -            -           -       (5,909)              -            -
Compensation under recognition
   and retention plan...........       -            -         -            -           -        1,274               -        1,274
Common stock acquired by ESOP
   (20,000 shares)..............       -            -         -            -           -            -            (200)        (200)
Common stock held by ESOP
   committed to be released
   (15,815 shares)..............       -           (8)        -            -           -            -             199          191
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------

Balance at June 30, 1999........  $  296    $ 140,386  $142,763     $ 13,329    $ (7,725)     $(4,635)       $ (4,942)    $279,472
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------
                                                                                                     (Continued)


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              UNEARNED     UNALLOCATED
                                                                   ACCUMULATED              COMPENSATION-    COMMON
                                            ADDITIONAL               OTHER                   RECOGNITION      STOCK       TOTAL
                                   COMMON    PAID-IN    RETAINED  COMPREHENSIVE  TREASURY   AND RETENTION    HELD BY   STOCKHOLDERS'
                                    STOCK    CAPITAL    EARNINGS     INCOME       STOCK         PLAN          ESOP       EQUITY
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------

Balance at December 31, 1999....   $ 296    $ 140,355  $150,098      $ 7,759     $(16,334)    $ (2,316)     $ (5,058)    $ 274,800

Net income......................       -            -    11,086            -            -            -             -        11,086

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment..       -            -         -       (3,017)           -            -             -        (3,017)

Common stock dividends of
   $0.12 per share..............       -            -    (3,284)           -            -            -             -        (3,284)

Treasury stock purchases
   (648,728 shares).............       -            -         -            -       (6,164)           -             -        (6,164)

Compensation under recognition
   and retention plan...........       -            -         -            -            -          768             -           768

Common stock acquired by ESOP
   (84,386 shares)..............       -            -         -            -            -            -          (802)         (802)

Common stock held by ESOP
   committed to be released
   (17,904 shares)..............       -          (23)        -            -            -            -           214           191
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------
Balance at June 30, 2000........   $ 296    $ 140,332  $157,900      $ 4,742     $(22,498)    $ (1,548)     $ (5,646)    $ 273,578
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------
                                  -------- ----------- ---------  -------------  --------  --------------- ----------  -------------


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 --------------------------
                                                                                   2000              1999
                                                                                 --------         ---------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................          $11,086            $10,347
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................              300                300
      Compensation under recognition and retention plan................              768              1,274
      Release of ESOP shares...........................................              191                191
      Depreciation and amortization....................................              306                261
      Amortization, net of accretion, of securities premiums
        and discounts..................................................              591                937
      Accretion of deferred loan origination fees
        and unearned discounts.........................................             (245)              (275)
      Net gains from sales of securities available for sale............           (4,143)            (3,598)
      Net gains from sales of other real estate owned..................              (28)                -
      Equity interest in earnings of other investment..................             (144)                -
      Deferred income taxes............................................             (494)              (719)
      (Increase) decrease in:
        Accrued interest receivable....................................              (52)               152
        Other assets...................................................             (558)                12
      Increase (decrease) in:
        Income taxes payable...........................................              144             (1,963)
        Accrued expenses and other liabilities.........................              130                471
                                                                                 --------         ---------
          Net cash provided by operating activities....................            7,852              7,390
                                                                                 --------         ---------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......            4,666              3,673
  Proceeds from redemptions and maturities of securities
    available for sale.................................................           38,912             26,000
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................           27,328             18,960
  Purchase of securities available for sale............................          (41,907)           (34,420)
  Purchase of securities held to maturity..............................              -              (17,720)
  Purchase of Federal Home Loan Bank of Boston stock...................              -                 (984)
  Purchase of other restricted equity securities.......................              -                  (31)
  Net increase in loans................................................          (43,302)           (55,096)
  Proceeds from sales of participations in loans.......................           10,378              4,750
  Purchase of bank premises and equipment..............................           (1,792)              (406)
  Capital expenditures on other real estate owned......................               -                 (12)
  Proceeds from sales of other real estate owned.......................              189                 13
                                                                                 --------         ---------
          Net cash used for investing activities.......................           (5,528)           (55,273)
                                                                                 --------         ---------
                                                                                                  (Continued)


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 --------------------------
                                                                                   2000              1999
                                                                                 --------         ---------
                                                                                         (UNAUDITED)
Cash flows from financing activities:
  Increase in demand deposits and NOW, savings and
    money market savings accounts......................................          $ 10,028         $  23,036
  Increase (decrease) in certificates of deposit.......................             2,979            (7,831)
  Proceeds from Federal Home Loan Bank of Boston advances                          14,900            27,500
  Repayment of Federal Home Loan Bank of Boston advances                          (11,400)          (12,550)
  Increase in mortgagors' escrow accounts..............................               127               125
  Purchase of common stock for ESOP....................................              (802)             (200)
  Purchase of treasury stock...........................................            (6,164)           (6,409)
  Payment of dividends on common stock.................................            (3,284)           (2,866)
                                                                                  -------           -------
        Net cash provided by financing activities......................             6,384            20,805
                                                                                  -------           -------


Net increase (decrease) in cash and cash equivalents                                8,708           (27,078)
Cash and cash equivalents at beginning of period                                   33,038            73,617
                                                                                  -------           -------

Cash and cash equivalents at end of period.............................          $ 41,746         $  46,539
                                                                                   ======            ======

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on deposits and borrowed funds............................          $ 14,199         $  13,356
    Income taxes.......................................................             6,350             8,419



See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

        Through June 30, 2000, the ESOP purchased 546,986 shares of common stock in the open market at an aggregate cost of $6,598. For the six months ended June 30, 2000 and 1999, $174 and $183, respectively, were charged to compensation and employee benefits expense based on the commitment to release 17,904 and 15,815 shares, respectively, to eligible employees.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

(4)     EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

        The components of basic and diluted earnings per share for the three months and six months ended June 30, 2000 and 1999 are as follows:



                                                                 WEIGHTED              NET INCOME
                                          NET INCOME          AVERAGE SHARES            PER SHARE
                                      -----------------    ---------------------   ------------------
                                       2000       1999      2000          1999       2000       1999

                                       (IN THOUSANDS)
        Three months
        ENDED JUNE 30
        Basic                       $ 5,462    $ 5,164   26,781,234    28,138,891   $ 0.20     $ 0.18
        Effect of dilutive
           stock options                 -          -           -           3,346        -          -
                                    -------   --------   ----------    ----------   -------    -------

        Dilutive                    $ 5,462    $ 5,164   26,781,234    28,142,237   $ 0.20     $ 0.18
                                    -------   --------   ----------    ----------   -------    -------
                                    -------   --------   ----------    ----------   -------    -------

        Six months
        ENDED JUNE 30
        Basic                       $11,086    $10,347   26,967,631    28,302,082   $ 0.41     $ 0.36
        Effect of dilutive
           stock options                 -          -           -           1,682        -          -
                                    -------   --------   ----------    ----------   -------    -------
        Dilutive                    $11,086    $10,347   26,967,631    28,303,764   $ 0.41     $ 0.36



(5)     ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 2000 and December 31, 1999, such taxes amounted to $2,759, and $4,474, respectively.

(6)     COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

        At June 30, 2000, the Company had outstanding commitments to originate loans of $72,956, $58,788 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $10,978, $9,583 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest income received (expense paid) for the six months ended June 30, 2000 and 1999 was $5 and $(22), respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

(7)     DIVIDEND DECLARATION

        On July 20, 2000, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $.06 per share of common stock to shareholders of record as of July 31, 2000 and payable on August 16, 2000.

(8)     1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN

        At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP").

        Under the Stock Option Plan, 1,367,465 shares of the Company's common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options are incentive stock options and 855,040 options are non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. As of June 30, 2000, 671,300 options have vested, 19,000 options were forfeited and none were exercised. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in the full upon the happening of such event and shall remain exercisable for a one year period. The Company is accounting for the Stock Option Plan by using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

        Under the RRP, 546,986 shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. The shares vest over varying time periods ranging from six months up to eight years. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restrictions will vest and be free of such restrictions. In 1999, 227,125 shares vested, 22,332 vested in the first half of 2000 and 179,250 shares are scheduled to vest on October 19, 2000; 3,500 shares were forfeited in 2000. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

Assuming all shares vest according to the terms of the awards, the Company's pre-tax operating expenses have been or will be charged by the following amounts in the periods indicated (in thousands):


                 Year 1999
                 ---------
                 Second quarter (actual expense)             $   1,274
                 Third quarter (actual expense)                  1,637
                 Fourth quarter (actual expense)                   682
                                                                ------
                                                                 3,593

                 Year 2000
                 ---------
                 First quarter (actual expense)                    398
                 Second quarter (actual expense)                   370
                 Third quarter                                     364
                 Fourth quarter                                    114
                                                                ------
                                                                 1,246

                 Year 2001                                         167
                 Year 2002                                         167
                 Year 2003                                         167
                 Year 2004                                         161
                 Year 2005                                         158
                 Year 2006                                         158
                 Year 2007                                          48
                                                               -------
                                                             $   5,865
                                                               -------
                                                               -------

(9)      ESTABLISHMENT OF A NEW INTERNET BANK SUBSIDIARY (DOLLARS IN THOUSANDS)

         On April 12, 2000, the Company received regulatory approval for Lighthouse Bank ("Lighthouse") to commence operations as New England's first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25,000 capital investment in Lighthouse at the beginning of May 2000. Lighthouse commenced doing business with the public in the last week of June 2000. Its activities through June 30, 2000 were concentrated primarily on obtaining and training qualified personnel, installation of computer equipment, establishment of operating policies and procedures, and development of marketing strategies. Expenses incurred prior to the legal incorporation of Lighthouse (April 27, 2000) are considered to have been start-up expenses. A summary of Lighthouse expenses through June 30, 2000 is as follows:

                                                                                    START-UP EXPENSES
                                                      EXPENSES         -----------------------------------------
                                                  TWO MONTHS ENDED        FOUR MONTHS ENDED       SECOND HALF
                                                    JUNE 30, 2000          APRIL 30, 2000          OF 1999
                                                --------------------    --------------------    ----------------
         Compensation and employee benefits           $   287                $  409                 $  290
         Occupancy                                         46                   105                    104
         Equipment and data processing                     62                    45                     15
         Advertising and marketing                        276                    97                     44
         Professional services                              -                    58                    182
         Other                                             36                    32                     40
                                                         ----                  ----                   ----
                                                       $  707                $  746                 $  675
                                                         ----                  ----                   ----
                                                         ----                  ----                   ----

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

   Total assets increased $15.7 million, or 1.7%, from $907.3 million at December 31, 1999 to $923.0 million at June 30, 2000. Excluding money market loan participations, the loan portfolio increased $33.2 million, or 5.2%, from $635.6 million at December 31, 1999 to $668.7 million at June 30, 2000. Growth took place primarily in the commercial real estate mortgage loan sector of the portfolio ($14.6 million, or 6.8%), the one-to-four family residential mortgage loan sector ($7.5 million, or 10.0%) and the multi-family mortgage loan sector ($5.6 million, or 1.9%). Money market loan participations amounted to $24.8 million at June 30, 2000 compared to $15.4 million at December 31, 1999. Generally, the participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

   Short-term investments, securities available for sale and securities held to maturity declined from $256.5 million at December 31, 1999 to $231.3 million at June 30, 2000. Proceeds resulting from the decline were used to fund part of the loan growth and the repurchase of Company stock.

   Total deposits were $525.1 million at June 30, 2000 compared to $512.1 million at December 31, 1999, an increase of $13.0 million, or 2.5%. Of this growth, $7.7 million was in money market savings accounts, $3.0 million in certificates of deposit and $1.6 million in demand checking accounts. The increases in money market savings and demand checking accounts resulted, in part, from increased marketing efforts and branch divestitures by other financial institutions. Certificate of deposit balances are more rate sensitive than transaction-related deposit accounts. Six separate increases in the federal funds rate by the Federal Reserve since June 1999 seem to have prompted depositors to place their funds in accounts with shorter maturities or immediate availability. Depending on the frequency and extent of future rate changes, depositors might place more of their funds in longer-term, higher interest-bearing certificates of deposit. Such a development could have a negative effect on the Company's profitability.

   Total stockholders' equity declined from $274.8 million at December 31, 1999 to $273.6 million at June 30, 2000 as a result of outflows for stock repurchases and cash dividends to stockholders exceeding additions to equity from operating results. The Company purchased 733,114 shares of its common stock at an aggregate cost of $7.0 million, or $9.50 per share. As a result of such purchases, the Company completed its first stock repurchase program (1,454,750 shares), its purchase of shares for the ESOP (546,986 shares) and commenced purchasing shares as part of a new repurchase plan approved by the Company's regulators on March 10, 2000. Under the new plan, 610,995 shares can be purchased, 298,114 shares of which were purchased through June 30, 2000. As of June 30, 2000, 2,687,414 shares have been purchased since becoming a public company at a total cost of $29.1 million, or $10.83 per share.

   Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $7.5 million ($4.7 million on an after-tax basis) at June 30, 2000 and $12.2 million ($7.8 million on an after-tax basis) at December 31, 1999. The net decrease is after realization of $4.1 million ($2.6 million on an after-tax basis) of gains from sales of marketable equity securities during the first half of 2000.

NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

   The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:


                                                                             JUNE 30          DECEMBER 31,
                                                                              2000               1999
                                                                          -----------         -----------
                                                                              (DOLLARS IN THOUSANDS)
             Non-accrual loans                                             $       -           $       -
             Other real estate owned, net of allowance
               for losses of $86 and $86, respectively                           535                 707
                                                                             -------             -------
                   Total non-performing assets                             $     535           $     707
                                                                             =======             =======

             Restructured loans                                            $       -           $      -
                                                                             ========            =======

             Allowance for loan losses                                     $  14,184           $  13,874
                                                                              ======              ======

             Allowance for loan losses as a percent
               of total loans                                                  2.05%                2.13%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                             2.12                 2.18
             Non-accrual loans as a percent of total loans                        -                    -
             Non-performing assets as a percent of
               total assets                                                    0.06                 0.08


   In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $107,000 at June 30, 2000 and $109,000 at December 31, 1999. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

   During the six months ended June 30, 2000, recoveries of loans previously charged off amounted to $10,000 and there were no loan charge-offs. Despite net loan recoveries and no non-performing loans at June 30, 2000, the Company increased its allowance for loan losses by providing $300,000 as a charge to earnings in the first half of 2000. Management deemed it prudent to increase the allowance in light of the $33.2 million increase in net loans outstanding (exclusive of money market loan participations in the first half of 2000), more than half of which occurred in the higher risk categories of multi-family and commercial real estate mortgage loans.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
1999

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

   Net income for the three months ended June 30, 2000 was $5.5 million ($0.20 per share) compared to $5.2 million ($0.18 per share) for the three months ended June 30, 1999, an improvement of $298,000, or 5.8% (11.1% on a per share basis). The higher rate of per share improvement resulted from less shares outstanding due to stock repurchases. Basic and diluted earnings per share are the same in both the three month and six month periods ended June 30, 2000 and 1999. The 2000 and 1999 quarterly periods included gains from sales of marketable equity securities of $1.8 million ($1.1 million on an after-tax basis, or $0.04 per share) and $2.4 million ($1.4 million on an after-tax basis, or $0.05 per share), respectively, and expense related to the recognition and retention plan ("RRP") approved by stockholders of $370,000 ($215,000 on an after-tax basis, or $0.01 per share) and $1.3 million ($823,000 on an after-tax basis, or $0.03 per share), respectively.

   The 2000 quarter also included $641,000 ($365,000 on an after-tax basis, or $0.01 per share) of loss related to the start-up of Lighthouse Bank ("Lighthouse"), New England's first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25 million capital investment in Lighthouse at the beginning of May 2000. Lighthouse commenced doing business with the public in the last week of June 2000. See note 9 to the unaudited consolidated financial statements on page 11 herein for more specific information about expenses incurred by Lighthouse in its formation stage through June 30, 2000.

   Excluding securities gains, the expense for the RRP and Lighthouse's loss, and adding back foregone income on the Company's $25 million investment in Lighthouse, net operating income was $5.1 million ($0.19 per share) in the second quarter of 2000 compared to $4.5 million ($0.16 per share) in the second quarter of 1999, an increase of $527,000, or 11.6% (18.8% on a per share basis).

   Improved quarterly operating results were derived primarily from an increase in interest rate spread from 2.62% in the 1999 quarter to 3.03% in the 2000 quarter and a $13.9 million, or 1.6%, increase in average earning assets between the two periods. The higher interest rate spread resulted from an increase in the percent of average loans outstanding to total average earning assets from 65% in the 1999 quarter to 73% in the 2000 quarter and higher yields on assets. Excluding Lighthouse and RRP expenses, the Company's operating efficiency ratio improved from 26.1% in the 1999 quarter to 24.4% in the 2000 quarter.

AVERAGE BALANCE SHEETS AND INTEREST RATES

   The following table sets forth certain information relating to the Company for the three months ended June 30, 2000 and 1999. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

                                                                       THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------
                                                                 2000                               1999
                                                    --------------------------------  ------------------------------
                                                                            AVERAGE                          AVERAGE
                                                     AVERAGE                 YIELD/    AVERAGE                YIELD/
                                                     BALANCE   INTEREST(1)   COST      BALANCE   INTEREST(1)   COST
                                                    --------- ------------ ---------  --------- ------------ -------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Short-term investments.....................        $ 15,978    $   243      6.10%    $  9,896   $   117     4.74%
 Debt securities (2)........................         180,119      2,727      6.06      228,542     3,324     5.82
 Equity securities (2)......................          30,467        419      5.50       40,359       409     4.04
 Mortgage loans (3)(4)......................         634,943     13,172      8.30      567,221    11,464     8.08
 Money market loan participations...........          23,063        378      6.56       37,060       462     4.99
 Other commercial loans (3).................          24,487        509      8.31       12,166       248     8.15
 Consumer loans (3).........................           1,972         49      9.94        1,840        43     9.35
                                                    --------    -------               --------   -------
    Total interest-earning assets...........         911,029     17,497      7.68      897,084    16,067     7.16
                                                                -------     -----                -------     ----
Allowance for loan losses...................         (14,075)                          (13,296)
Non-interest earning assets.................          26,152                            16,931
                                                    --------                          --------
    Total assets............................        $923,106                          $900,719
                                                    ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
 Deposits:..................................
    NOW accounts............................        $ 47,151        144      1.22%    $ 44,510      136      1.22%
    Savings accounts (5)....................          12,405         68      2.19       13,238       73      2.21
    Money market savings accounts...........         207,631      2,033      3.92      187,864    1,823      3.88
    Certificate of deposit accounts.........         243,192      3,285      5.40      242,818    3,101      5.11
                                                    --------    -------               --------   ------
      Total deposits........................         510,379      5,530      4.33      488,430    5,133      4.20
 Borrowed funds.............................         114,773      1,730      6.03      109,988    1,659      6.03
                                                    --------    -------               --------   ------
      Total interest bearing liabilities....         625,152      7,260      4.65      598,418    6,792      4.54
                                                                -------               --------   ------      ----
Non-interest-bearing demand
  checking accounts.........................          13,562                            12,548
Other liabilities...........................          11,212                            11,543
                                                     --------                          --------
      Total liabilities.....................         649,926                           622,509
Stockholders' equity........................         273,180                           278,210
                                                     --------                          --------
      Total liabilities and
             stockholders' equity...........        $923,106                          $900,719
                                                     --------                          --------
                                                     --------                          --------
Net interest income (tax equivalent
 basis)/interest rate spread (6)............                     10,237     3.03%                 9,275      2.62%
                                                                            ====                             ====
Less adjustment of tax exempt income........                         82                              84
                                                                 -------                         ------
Net interest income (4).....................                    $10,155                          $9,191
                                                                 =======                         ======
Net interest margin (7).....................                                4.49%                            4.14%
                                                                            ====                             ====

--------------------
(1) Tax exempt income on equity securities is included on a tax equivalent basis.
(2) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3) Loans on non-accrual status are included in average balances.
(4) Interest income in the 2000 period is increased by $36 for an interest rate adjustment on a loan that relates to prior periods.
(5) Savings accounts include interest-bearing mortgagors' escrow accounts.
(6) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

INTEREST INCOME

   Interest income on loans, excluding money market loan participations, was $13.7 million in the 2000 quarter compared to $11.8 million in the 1999 quarter, an increase of $1.9 million, or 16.5%. The additional income resulted from an increase in average loans outstanding of $80.2 million, or 13.8%, between the two quarterly periods. The average rate earned on loans increased from 8.09% in the 1999 quarter to 8.30% in the 2000 quarter. The rate improvement was attributable primarily to the six separate increases in the federal funds rate by the Federal Reserve since June 1999. Such rate increases affected pricing for new loans as well as that part of the loan portfolio underwritten on an adjustable rate basis.

   The average balance invested in money market loan participations during the three months ended June 30, 2000 and 1999 were $23.1 million and $37.1 million, respectively, and the yields earned on those balances were 6.56% and 4.99%, respectively. Interest income on debt securities declined 18.0% from $3.3 million in the 1999 quarter to $2.7 million in the 2000 quarter as a result of a $48.4 million, or 21.2%, reduction in the average balances invested in debt securities between the two periods. Yields earned on debt securities improved from 5.82% in the 1999 quarter to 6.06% in the 2000 quarter. Funds derived from the decline in the average balances of debt securities and money market loan participations were used to fund part of the loan growth. The improved investment yields resulted from continuation of the Company's emphasis on purchasing investment securities with relatively short maturities of two to three years.

INTEREST EXPENSE

   Interest expense on deposits was $5.5 million for the three months ended June 30, 2000, a 7.7% increase from the $5.1 million expended for the three months ended June 30, 1999. Most of the increase was due to a 4.5% increase in the average balance of interest-bearing deposits from $488.4 million in the 1999 quarter to $510.4 million in the 2000 quarter. The average paid on those deposits rose from 4.20% in the 1999 quarter to 4.33% in the 2000 quarter due in part to the actions of the Federal Reserve previously mentioned herein. Further initiatives by the Federal Reserve similar to those taken since June 1999 inevitably will cause interest rates paid on deposits and borrowed funds to rise beyond existing levels. Such a development could have a negative effect on the Company's profitability.

   Average borrowings from the Federal Home Loan Bank of Boston ("FHLB") increased from $110.0 million in the 1999 quarter to $114.8 million in the 2000 quarter. The average rate paid on those balances was 6.03% for each of the quarters. Borrowings from the FHLB are usually obtained as part of the Company's management of interest rate risk.

NON-INTEREST INCOME

   Gains on sales of marketable equity securities during the three months ended June 30, 2000 and 1999 were $1.8 million and $2.4 million, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. For each of the past five quarters, the Company has realized after-tax gains from sales of marketable equity securities in the range of $1.1 million to $1.5 million. These gains have effectively offset the expenses incurred in establishing Lighthouse as an operating entity and the expense of the RRP. Continuation of securities gains in the range realized during the past several quarters cannot be sustained indefinitely. Actual gains in the future, if any, will be highly dependent on factors outside the control of the Company and, accordingly, cannot be assured.

   The increase in other non-interest income from $7,000 in the 1999 quarter to $160,000 in the 2000 quarter resulted primarily from $102,000 of income representing the Company's 30.5% equity interest in the earnings of Eastern Funding LLC, a company specializing in the financing of coin operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast, and $47,000 of profit from disposition of a property tied to a particular lending arrangement.

NON-INTEREST EXPENSE

   Expense related to the RRP approved by stockholders on April 15, 1999 (see note 8 to the unaudited consolidated financial statements on pages 10 and 11 herein) amounted to $370,000 in the 2000 quarter and $1.3 million in the 1999 quarter. RRP expense is allocated to the periods over which the underlying shares vest. The 2000 quarter also included $887,000 of expense related to Lighthouse. Excluding RRP and Lighthouse expenses, total non-interest expense increased $97,000, or 3.9%, from $2.5 million in the 1999 quarter to $2.6 million in the 2000 quarter. Much of the increase was attributable to expanded marketing efforts (up $67,000); all other areas of operating expenses remained stable.

INCOME TAXES

   The effective rate of income taxes was 34.7% in the 2000 quarter compared to 35.4% in the 1999 quarter. The rate of state income taxes was low in both quarters because of the existence of a real estate investment subsidiary and utilization of investment security subsidiaries.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL

   Net income for the six months ended June 30, 2000 was $11.1 million ($0.41 per share) compared to $10.3 million ($0.36 per share) for the six months ended June 30, 1999, an improvement of $739,000, or 7.1% (13.9% on a per share basis). The 2000 and 1999 periods included gains from sales of marketable equity securities of $4.1 million ($2.6 million on an after-tax basis, or $0.10 per share) and $3.6 million ($2.1 million on an after-tax basis, or $0.07 per share), respectively, and RRP expense of $768,000 ($446,000 on an after-tax basis, or $0.02 per share) and $1.3 million ($823,000 on an after-tax basis, or $0.03 per share), respectively. The 2000 period also included $1.2 million ($734,000 on an after-tax basis, or $0.03 per share) of net loss related to Lighthouse.

   Excluding securities gains, the expense for the RRP and Lighthouse's net loss, and adding back foregone income on the Company's $25 million investment in Lighthouse, net operating income was $9.8 million ($0.36 per share) in the 2000 period compared to $9.0 million ($0.32 per share) in the 1999 period, an increase of $758,000, or 8.4% (12.5% on a per share basis).

   The improvement in operating results for the six month periods were for the same reasons that caused the quarterly improvement: increased interest rate spread (from 2.63% to 3.02%), a $16.5 million, or 1.9%, increase in average earning assets, an increase in the percent of average loans outstanding to total average earning assets from 64% to 72%, higher asset yields and a better operating efficiency ratio (25.5% versus 25.7%).

AVERAGE BALANCE SHEETS AND INTEREST RATES

   The following table sets forth certain information relating to the Company for the six months ended June 30, 2000 and 1999. Average balances are derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                 2000                             1999
                                                    -------------------------------  -----------------------------
                                                                          AVERAGE                         AVERAGE
                                                     AVERAGE               YIELD/     AVERAGE              YIELD/
                                                     BALANCE  INTEREST(1)   COST      BALANCE  INTEREST(1)  COST
                                                    --------- ----------- --------   --------- ----------- -------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Short-term investments.....................       $  15,606    $   460     5.90%    $ 14,766   $   355     4.81%
  Debt securities (2)........................         187,424      5,587     5.96      227,637     6,612     5.81
  Equity securities (2)......................          31,352        881     5.62       37,683       737     3.91
  Mortgage loans (3)(4)......................         625,456     25,815     8.25      559,046    22,755     8.14
  Money market loan participations...........          20,003        628     6.28       38,459       967     5.03
  Other commercial loans (3).................          24,532        997     8.13       10,406       431     8.28
  Consumer loans (3).........................           1,942         95     9.78        1,805        85     9.42
                                                     --------    -------              --------   -------
     Total interest-earning assets...........         906,315     34,463     7.61      889,802    31,942     7.18
                                                                 -------    -----                -------     ----
Allowance for loan losses....................         (13,993)                         (13,222)
Non-interest earning assets..................          23,917                           16,788
                                                     --------                         --------
     Total assets............................        $916,239                         $893,368
                                                     ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Deposits:..................................
     NOW accounts............................        $ 47,363    $   289     1.22%    $ 43,407   $  268      1.23%
     Savings accounts (5)....................          12,295        135     2.20       13,123      145      2.21
     Money market savings accounts...........         205,258      4,003     3.90      183,722    3,542      3.86
     Certificate of deposit accounts.........         243,018      6,443     5.30      245,085    6,318      5.16
                                                     --------    -------              --------   ------
       Total deposits........................         507,934     10,870     4.28      485,337   10,273      4.23
  Borrowed funds.............................         111,157      3,333     6.00      103,875    3,133      6.03
                                                     --------    -------              --------   ------
       Total interest bearing liabilities....         619,091     14,203     4.59      589,212   13,406      4.55
                                                                 -------     ----                ------      ----
Non-interest-bearing demand
   checking accounts.........................          13,042                           12,066
Other liabilities............................          10,839                           13,641
                                                     --------                         --------
       Total liabilities.....................         642,972                          614,919
Stockholders' equity.........................         273,267                          278,449
                                                     --------                         --------
       Total liabilities and
         stockholders' equity................       $ 916,239                        $ 893,368
                                                     ========                         ========
Net interest income (tax equivalent
  basis)/interest rate spread (6)............                     20,260    3.02%                18,536      2.63%
                                                                            ====                             ====
Less adjustment of tax exempt income.........                        175                            150
                                                                 -------                         ------
Net interest income (4)......................                    $20,085                        $18,386
                                                                 =======                         ======
Net interest margin (7)......................                               4.47%                            4.17%
                                                                            ====                             ====

--------------------
(1) Tax exempt income on equity securities is included on a tax equivalent basis.
(2) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3) Loans on non-accrual status are included in average balances.
(4) Interest income in the 2000 period is increased by $24 for an interest rate adjustment on a loan that relates to prior periods.
(5) Savings accounts include interest-bearing mortgagors' escrow accounts.
(6) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

INTEREST INCOME

   Interest income on loans, excluding money market loan participations, was $26.9 million in the 2000 period compared to $23.3 million in the 1999 period, an increase of $3.6 million, or 15.5%. The additional income resulted from an increase in average loans outstanding of $80.7 million, or 14.1%, between the two six month periods. The average rate earned on loans increased from 8.15% in the 1999 period to 8.25% in the 2000 period. The rate improvement was attributable to the same reasons that caused the increase between the 2000 and 1999 quarterly periods.

   The average balances invested in money market loan participations during the six months ended June 30, 2000 and 1999 were $20.0 million and $38.5 million, respectively, and the yields earned on those balances were 6.28% and 5.03%, respectively. Interest income on debt securities declined 15.5% from $6.6 million in the 1999 period to $5.6 million in the 2000 period as a result of a $40.2 million, or 17.7%, reduction in the average balances invested in debt securities between the two periods. Yields earned on debt securities improved from 5.81% in the 1999 period to 5.96% in the 2000 period. The decline in the average balances of debt securities and money market loan participations and the improved yields on those assets were for the same reasons as those given for the changes between the 2000 and 1999 quarterly periods.

INTEREST EXPENSE

   Interest expense on deposits was $10.9 million for the six months ended June 30, 2000, a 5.8% increase from the $10.3 million expended for the six months ended June 30, 1999. The increase was due to a $22.6 million, 4.7%, growth in the average balance of interest-bearing deposits between the two periods and a rise in the average rate paid on such deposits from 4.23% in the 1999 period to 4.28% in the 2000 period.

   Average borrowings from the FHLB increased from $103.9 million in the 1999 period to $111.2 million in the 2000 period. The average rates paid on those balances were 6.03% and 6.00%, respectively.

NON-INTEREST INCOME

   Gains on sales of marketable equity securities were $4.1 million in the 2000 period and $3.6 million in the 1999 period. The decline in income from other real estate owned between the 1999 and 2000 periods was caused by the sale of a foreclosed property in the second half of 1999 that had previously generated rental income in the first half of 1999. The increase in other non-interest income from $9,000 in the 1999 period to $231,000 in the 2000 period resulted primarily from $157,000 of income representing the Company's equity interest in the earnings of Eastern Funding LLC and $47,000 of profit from disposition of a property tied to a particular lending arrangement.

NON-INTEREST EXPENSE

   Expense related to the RRP was $768,000 in the 2000 period compared to $1.3 million in the 1999 period. The 2000 period also included $1.5 million of expense attributable to Lighthouse. Excluding RRP and Lighthouse expenses, total non-interest expense increased $422,000, or 8.7%, from $4.9 million in the 1999 period to $5.3 million in the 2000 period. Most of the increase resulted from higher compensation and employee benefits (up $92,000, or 3.0%), higher marketing expenses (up $135,000, or 60.0%) and higher professional fees (up $147,000, or 97%). Marketing efforts were expanded so as to attract new deposit customers from other financial institutions going through divestitures. The higher professional fees resulted from special corporate initiatives and a review of security controls pertaining to the electronic banking capabilities of Brookline Savings Bank.

INCOME TAXES

   The effective rate of income taxes was 35.2% in the 2000 period compared to 35.7% in the 1999 period. State taxes remained at low levels for the same reasons stated in the analysis of second quarter operating results.



PROJECTED IMPACT OF NEW INTERNET BANK SUBSIDIARY - LIGHTHOUSE

   As previously stated herein, Lighthouse commenced doing business with the public in the last week of June 2000. Lighthouse will likely incur losses in its first two years. After-tax operating losses of Lighthouse, including foregone income on the Company's $25 million investment in Lighthouse, could be in the range of $2.0 million to $2.5 million in the second half of 2000 and $2.0 million to $2.3 million in 2001. These estimates of future operating results constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) and are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, recruitment of qualified personnel and market acceptance of Lighthouse's pricing, products and services.

ASSET/LIABILITY MANAGEMENT

   The Company's Asset/Liability Committee is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company's operating results, the Company's interest rate risk position and the effect changes in interest rates would have on the Company's net interest income.

   Generally, it is the Company's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Company. At June 30, 2000, interest earning assets maturing or repricing within one year amounted to $335.7 million and interest-bearing liabilities maturing or repricing within one year amounted to $455.4 million resulting in a cumulative one year negative gap position of $119.7 million, or 13.0% of total assets. At December 31, 1999, the Company had a cumulative one-year negative gap position of $81.5 million, or 9.0% of total assets.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of funds are deposits, principal and interest payments on loans and debt seucrities and borrowings from the FHLB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

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

   From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the six months ended June 30, 2000, the Company repaid advances of $11.4 million and obtained new advances of $14.9 million. Total advances outstanding at June 30, 2000 amounted to $112.3 million.

   The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At June 30, 2000, such assets amounted to $49.5 million, or 5.4% of total assets.

   At June 30, 2000, the Company and its two bank subsidiaries exceeded all regulatory capital requirements. At that date, Brookline's leverage capital was $194.1 million, or 22.6% of its adjusted assets, and Lighthouse's leverage capital was $23.9 million, or 99.2% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part 1 of this report and pages 12 through 14 of the Company's Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 1999.

   For quantitative information about market risk, see pages 12 through 14 of the Company's 1999 Annual Report.

   There have been no material changes in the quantitative disclosures about market risk as of June 30, 2000 from those presented in the Company's 1999 Annual Report.

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



                               BROOKLINE BANCORP, INC.




DATE: AUGUST 7, 2000           BY:   /S/ RICHARD P. CHAPMAN JR.
                                  --------------------------------
                               RICHARD P. CHAPMAN, JR.
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE: AUGUST 7, 2000           BY:  /S/ PAUL R. BECHET
                                  ---------------------------------
                               PAUL R. BECHET
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER