Form 10-Q
period 2000-09-30
BROOKLINE BANCORP INC
filed 2000-11-14
CIK 1049782

=======================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from___________ to____________


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
YES      X      NO
   ----------     ----------

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          Common Stock, $0.01 par value - 27,476,072 shares outstanding as of November 10, 2000.

===========================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX



     PART I          FINANCIAL INFORMATION                                                  PAGE
     Item 1.         Financial Statements

                     Consolidated Balance Sheets
                     as of September 30, 2000 and December 31, 1999                           1

                     Consolidated Statements of Income for the three months and
                     nine months ended September 30, 2000 and 1999                            2

                     Consolidated Statements of Comprehensive Income for the
                     three months and nine months ended September 30, 2000 and 1999           3

                     Consolidated Statements of Changes in Stockholders'
                     Equity for the nine months ended  September 30, 2000 and 1999            4

                     Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 2000 and 1999                                 6

                     Notes to Unaudited Consolidated Financial Statements                     8

     Item 2.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               14

     Item 3.         Quantitative and Qualitative Disclosures about Market Risks             24

     PART II         OTHER INFORMATION

     Item 1.         Legal Proceedings                                                       24

     Item 2.         Changes in Securities                                                   24

     Item 3.         Defaults Upon Senior Securities                                         24

     Item 4.         Submission of Matters to a Vote of Security Holders                     24

     Item 5.         Other Information                                                       24

     Item 6.         Exhibits and Reports on Form 8-K                                        25

                     Signature Page                                                          26


PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2000              1999
                                                                              ---------------   --------------
                                                                                (Unaudited)
                  ASSETS
Cash and due from banks................................................         $   11,731       $     8,203
Short-term investments.................................................             11,680             9,435
Securities available for sale..........................................            139,606           128,275
Securities held to maturity (market value of $60,913
  and $102,451, respectively)..........................................             61,118           103,434
Restricted equity securities...........................................              6,895             6,279
Loans, excluding money market loan participations......................            688,181           635,556
Money market loan participations.......................................             46,000            15,400
Allowance for loan losses..............................................            (14,261)          (13,874)
                                                                                   -------          --------
     Net loans.........................................................            719,920           637,082
                                                                                   -------          --------
Other investment.......................................................              3,263             3,022
Accrued interest receivable............................................              5,943             5,811
Bank premises and equipment, net.......................................              3,435             1,535
Other real estate owned, net...........................................                530               707
Deferred tax asset.....................................................              4,712             3,226
Other assets...........................................................                939               325
                                                                                   -------          --------
     Total assets......................................................         $  969,772       $   907,334
                                                                                   =======           =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...............................................................         $  546,670       $   512,136
Borrowed funds.........................................................            130,400           108,800
Mortgagors' escrow accounts............................................              4,187             3,624
Income taxes payable...................................................              1,236               898
Accrued expenses and other liabilities.................................              7,872             7,076
                                                                                   -------          --------
     Total liabilities.................................................            690,365           632,534
                                                                                   -------          --------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued........................................................                  -                 -
  Common stock, $.01 par value; 45,000,000 shares authorized,
     29,641,500 shares issued..........................................                296               296
  Additional paid-in capital...........................................            140,329           140,355
  Retained earnings....................................................            161,647           150,098
  Accumulated other comprehensive income...............................              6,354             7,759
  Treasury stock, at cost - 2,140,428 shares
    and 1,491,700 shares, respectively.................................            (22,498)          (16,334)
  Unearned compensation - recognition and retention plan...............             (1,184)           (2,316)
  Unallocated common stock held by ESOP - 464,748 shares
    and 407,218 shares, respectively...................................             (5,537)           (5,058)
                                                                                   -------          --------
     Total stockholders' equity........................................            279,407           274,800
                                                                                   -------          --------
     Total liabilities and stockholders' equity........................         $  969,772       $   907,334
                                                                                   =======           =======

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------------   --------------------------
                                                               2000            1999         2000           1999
                                                             ---------      ---------   ---------       ----------
                                                                                  (UNAUDITED)
Interest income:
  Loans, excluding money market loan participations........ $   14,231     $   12,556   $   41,114      $   35,828
  Money market loan participations.........................        694            385        1,322           1,352
  Debt securities..........................................      2,692          3,136        8,279           9,747
  Marketable equity securities.............................        210            226          694             639
  Restricted equity securities.............................        126             95          348             268
  Short-term investments...................................        198            140          657             495
                                                               -------        -------       ------         -------
     Total interest income.................................     18,151         16,538       52,414          48,329
                                                               -------        -------       ------         -------

Interest expense:
  Deposits.................................................      5,825          5,195       16,695          15,467
  Borrowed funds...........................................      1,908          1,682        5,241           4,815
                                                               -------        -------       ------         -------
     Total interest expense ...............................      7,733          6,877       21,936          20,282
                                                               -------        -------       ------         -------
Net interest income........................................     10,418          9,661       30,478          28,047
Provision for loan losses..................................         69           -             369             300
                                                               -------        -------       ------         -------
     Net interest income after provision for loan losses...     10,349          9,661       30,109          27,747
                                                               -------        -------       ------         -------
Non-interest income:
  Fees and charges.........................................        248            222          671             661
  Gains on sales of securities, net........................      2,316          1,989        6,459           5,587
  Other real estate owned income, net......................         18            651           83             759
  Other income.............................................        100              3          331              12
                                                               -------        -------       ------         -------
     Total non-interest income.............................      2,682          2,865        7,544           7,019
                                                               -------        -------       ------         -------

Non-interest expense:
  Compensation and employee benefits.......................      2,056          1,517        5,507           4,589
  Recognition and retention plan...........................        365          1,637        1,132           2,911
  Occupancy................................................        280            178          687             527
  Equipment and data processing............................        568            311        1,224             876
  Advertising and marketing................................        948            150        1,584             375
  Internet bank start-up ..................................        -              272          746             272
  Other ...................................................        493            311        1,347             973
                                                               -------        -------       ------         -------
     Total non-interest expense............................      4,710          4,376       12,227          10,523
                                                               -------        -------       ------         -------

Income before income taxes.................................      8,321          8,150       25,426          24,243
Provision for income taxes.................................      2,955          2,872        8,974           8,618
                                                               -------        -------       ------         -------
     Net income............................................ $    5,366     $    5,278   $   16,452      $   15,625
                                                               =======        =======       ======          ======
        ...................................................
Weighted average common shares
  outstanding during the period                             26,733,313     27,871,007   26,888,976      28,159,850
                                                            ==========     ==========   ==========      ==========

Basic and diluted earnings per common share                 $     0.20     $     0.19   $     0.61      $     0.55

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ----------------------        ----------------------
                                                               2000            1999          2000            1999
                                                              ------          ------        ------          ------
                                                                                 (UNAUDITED)

Net income.................................................  $   5,366      $   5,278    $  16,452       $  15,625
                                                                 -----          -----       ------          ------

Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses)........................      4,870         (4,433)       4,281          (2,955)
  Income tax expense (benefit).............................      1,787         (1,615)       1,571          (1,187)
                                                               -------        --------      ------         --------
        Net unrealized holding gains (losses)..............      3,083         (2,818)       2,710          (1,768)
                                                               -------        --------      ------         --------

  Less reclassification adjustment for gains
   included in net income:
     Realized gains........................................      2,316          1,989        6,459           5,587
     Income tax expense....................................        845            767        2,344           2,228
                                                               -------        -------       ------         -------
        Net reclassification adjustment....................      1,471          1,222        4,115           3,359
                                                               -------        -------       ------         -------

        Total other comprehensive income (loss)............     (1,612)        (4,040)      (1,405)         (5,127)
                                                               --------       -------       -------        --------

Comprehensive income.......................................  $   6,978      $   1,238    $  15,047       $  10,498
                                                                ======         ======       ======          ======


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              UNEARNED    UNALLOCATED
                                                                    ACCUMULATED             COMPENSATION-   COMMON
                                              ADDITIONAL              OTHER                  RECOGNITION    STOCK        TOTAL
                                     COMMON    PAID-IN   RETAINED  COMPREHENSIVE  TREASURY  AND RETENTION   HELD BY   STOCKHOLDERS'
                                     STOCK      CAPITAL  EARNINGS     INCOME       STOCK        PLAN         ESOP        EQUITY
                                    --------- ---------- --------- ------------- ---------  ------------- ----------- -------------
Balance at December 31, 1998 ...... $     291  $ 134,490 $ 135,282   $  14,416   $  (1,316)   $      --    $  (4,941)   $ 278,222
Net income ........................        --         --    15,625          --          --           --           --       15,625
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment ....        --         --        --      (5,127)         --           --           --       (5,127)
Common stock dividends
   of $.15 per share ..............        --         --    (4,292)         --          --           --           --       (4,292)
Treasury stock purchases
   (994,700 shares) ...............        --         --        --          --     (11,184)          --           --      (11,184)
Common stock issued in
   conjunction with the recognition
   and retention plan
   (546,500 shares) ...............         5      5,904        --          --          --       (5,909)          --           --

Compensation under recognition
   and retention plan .............        --         --        --          --          --        2,911           --        2,911

Common stock acquired by ESOP
   (20,000 shares) ................        --         --        --          --          --           --         (200)        (200)
Common stock held by ESOP
   committed to be released
   (23,702 shares) ................        --        (13)       --          --          --           --          291          278
                                    ---------  --------- ---------   ---------   ---------    ---------    ---------    ---------

Balance at September 30, 1999 ..... $     296  $ 140,381 $ 146,615   $   9,289   $ (12,500)   $  (2,998)   $  (4,850)   $ 276,233
                                    =========  ========= =========   =========   =========    =========    =========    =========



                                                                    (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            UNEARNED     UNALLOCATED
                                                                 ACCUMULATED              COMPENSATION-     COMMON
                                            ADDITIONAL              OTHER                  RECOGNITION      STOCK          TOTAL
                                    COMMON    PAID-IN  RETAINED  COMPREHENSIVE TREASURY   AND RETENTION    HELD BY     STOCKHOLDERS'
                                    STOCK     CAPITAL  EARNINGS     INCOME       STOCK         PLAN          ESOP          EQUITY
                                  --------- ---------- --------- ------------- ---------  -------------  ------------  -------------
Balance at December 31, 1999 ...  $     296  $ 140,355 $ 150,098   $   7,759   $ (16,334)    $  (2,316)   $  (5,058)     $ 274,800

Net income .....................         --         --    16,452          --          --            --           --         16,452

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment..         --         --        --      (1,405)         --            --           --         (1,405)

Common stock dividends of
   $0.12 per share .............         --         --    (4,903)         --          --            --           --         (4,903)

Treasury stock purchases
   (648,728 shares) ............         --         --        --          --      (6,164)           --           --         (6,164)

Compensation under recognition
   and retention plan ..........         --         --        --          --          --         1,132           --          1,132

Common stock acquired by ESOP
   (84,386 shares) .............         --         --        --          --          --            --         (802)          (802)

Common stock held by ESOP
   committed to be released
   (26,856 shares) .............         --        (26)       --          --          --            --          323            297
                                  ---------  --------- ---------   ---------   ---------     ---------    ---------      ---------

Balance at  September 30, 2000..  $     296  $ 140,329 $ 161,647   $   6,354   $ (22,498)    $  (1,184)   $  (5,537)     $ 279,407
                                  =========  ========= =========   =========   =========     =========    =========      =========

   See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   2000              1999
                                                                                 --------         ---------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................       $   16,452          $  15,625
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................              369                300
      Compensation under recognition and retention plan................            1,132              2,911
      Release of ESOP shares...........................................              297                278
      Depreciation and amortization....................................              559                406
      Amortization, net of accretion, of securities premiums
        and discounts..................................................              737              1,248
      Accretion of deferred loan origination fees
        and unearned discounts.........................................             (361)              (405)
      Net gains from sales of securities available for sale............           (6,459)            (5,587)
      Net gains from sales of other real estate owned..................              (28)              (615)
      Equity interest in earnings of other investment..................             (241)               -
      Deferred income taxes............................................             (713)            (1,531)
      (Increase) decrease in:
        Accrued interest receivable....................................             (132)              (118)
        Other assets...................................................             (614)               (81)
      Increase (decrease) in:
        Income taxes payable...........................................              338                639
        Accrued expenses and other liabilities.........................              796                301
                                                                                 --------          --------
          Net cash provided by operating activities....................           12,132             13,371
                                                                                 --------          --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale.................           10,121              5,817
  Proceeds from redemptions and maturities of securities
    available for sale.................................................           43,216             37,040
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................           41,625             36,299
  Purchase of securities available for sale............................          (60,433)           (42,095)
  Purchase of securities held to maturity..............................              -              (29,070)
  Purchase of Federal Home Loan Bank of Boston stock...................             (616)              (984)
  Purchase of other restricted equity securities ......................              -                  (31)
  Net increase in loans................................................          (64,224)           (77,743)
  Funding of other investment .........................................              -               (3,001)
  Proceeds from sales of participation in loans........................           11,978              4,750
  Purchase of bank premises and equipment..............................           (2,443)              (520)
  Capital expenditures on other real estate owned......................              -                  (30)
  Proceeds from sales of other real estate owned.......................              189              1,794
                                                                                 --------          --------
          Net cash used for investing activities.......................          (20,587)           (67,774)
                                                                                 --------           -------

                                                                     (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   2000              1999
                                                                                 --------         ---------
                                                                                         (UNAUDITED)

Cash flows from financing activities:
  Increase (decrease) in demand deposits and NOW, savings and
    money market savings accounts......................................         $  21,755         $  24,326
  Increase (decrease) in certificates of deposit.......................            12,779            (9,129)
  Proceeds from Federal Home Loan Bank of Boston advances..............            33,900            32,500
  Repayment of Federal Home Loan Bank of Boston advances...............           (12,300)          (15,550)
  Increase in mortgagors' escrow accounts..............................               563               552
  Purchase of common stock for ESOP....................................              (802)             (200)
  Payment of dividends on common stock.................................            (4,903)           (4,292)
  Purchase of treasury stock...........................................            (6,164)          (11,184)
                                                                                  -------          --------
        Net cash provided by financing activities......................            44,828            17,023
                                                                                  -------          --------
Net increase (decrease) in cash and cash equivalents...................            36,373           (37,380)
Cash and cash equivalents at beginning of period.......................            33,038            73,617
                                                                                  -------          --------
Cash and cash equivalents at end of period.............................         $  69,411         $  36,237
                                                                                  =======           =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowed funds............................         $  21,835         $  20,231
    Income taxes.......................................................             9,334             9,501


   See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)     REORGANIZATION AND STOCK OFFERING (DOLLARS IN THOUSANDS)

        Brookline Bancorp, Inc. (the "Company") is a Massachusetts corporation that was organized in November 1997 at the direction of the Board of Trustees of Brookline Savings Bank ("Brookline") for the purpose of acquiring all of the capital stock of Brookline upon completion of Brookline's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of Brookline (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC (the "MHC"), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998.

        Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of Brookline at $10.00 per share. Net proceeds from the Offering amounted to $134,790.

(3)     ESTABLISHMENT OF A NEW INTERNET BANK SUBSIDIARY (DOLLARS IN THOUSANDS)

        On April 12, 2000, the Company received regulatory approval for Lighthouse Bank ("Lighthouse") to commence operations as New England's first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25,000 capital investment in Lighthouse at the beginning of May 2000. Lighthouse commenced doing business with the public in the last week of June 2000. Its activities through June 30, 2000 were concentrated primarily on obtaining and training qualified personnel, installation of computer equipment, establishment of operating policies and procedures, and development of marketing strategies. Expenses incurred prior to the legal incorporation of Lighthouse (April 27, 2000) are considered to have been start-up expenses. A summary of Lighthouse expenses through September 30, 2000 is as follows:

                                                       OPERATING EXPENSES             START-UP EXPENSES
                                                 ------------------------------  ---------------------------
                                                  THREE MONTHS    FIVE MONTHS      FOUR MONTHS       SECOND
                                                      ENDED          ENDED            ENDED           HALF
                                                   SEPT 30, 2000  SEPT 30, 2000   APRIL 30, 2000     OF 1999
                                                 ---------------  -------------  -----------------  --------
        Compensation and benefits                    $    460        $   747           $  409        $  290
        Occupancy                                          71            117              105           104
        Equipment and data processing                     239            301               45            15
        Advertising and marketing                         772          1,048               97            44
        Other                                             171            207               90           222
                                                        -----          -----              ---           ---
                                                      $ 1,713        $ 2,420           $  746        $  675
                                                        =====          =====              ===           ===

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

(4)    BUSINESS SEGMENTS (DOLLARS IN THOUSANDS)

       The Company's wholly-owned bank subsidiaries, Brookline and Lighthouse, collectively "the Banks", have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Brookline operating segment includes its wholly-owned subsidiaries. The "All Other" segment presented below includes the Company and its wholly-owned securities corporation.

       The primary activities of the Banks include acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments. Brookline conducts its business primarily through its branch network while Lighthouse conducts its business primarily through the internet. Each of the Banks has its own chief executive officer and Board of Directors.

       The Company and the Banks follow generally accepted accounting principles as described in the summary of significant accounting policies. Income taxes are provided in accordance with tax allocation agreements between the Company and the Banks. Intercompany expenditures are allocated based on actual or estimated costs. Consolidation adjustments reflect elimination of intersegment revenue and expenses and balance sheet accounts.

       The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments. Lighthouse commenced doing business with the public in the last week of June 2000. Start-up expenses incurred prior to that time are presented separately in the following table.

                                                                        ALL        CONSOLIDATION
                                           BROOKLINE    LIGHTHOUSE     OTHER        ADJUSTMENTS     CONSOLIDATED
                                           ---------    ----------     -----       -------------    ------------
         AT OR FOR THE THREE MONTHS
         ENDED SEPTEMBER 30, 2000
         --------------------------
         Interest income                   $  17,116    $     499    $   2,031      $   (1,495)       $  18,151
         Interest expense                      7,833           95          -              (195)           7,733
         Provision for loan losses               -             69          -               -                 69
         Securities gains                      2,311            5          -               -              2,316
         Other non-interest income               293            5           97             (29)             366
         Non-interest expense                  2,941        1,713           56             -              4,710
         Income tax expense (benefit)          3,106         (479)         328             -              2,955
         Net income (loss)                     5,840         (889)       1,744          (1,329)           5,366

         Total loans, excluding money
         market loan participations        $ 667,245     $ 20,936     $    -        $    -            $ 688,181
         Total deposits                      535,597       16,865          -            (5,792)         546,670
         Total assets                        890,844       40,234      285,956        (247,262)         969,772


                                     BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                    (UNAUDITED)

                                                                        ALL        CONSOLIDATION
                                            BROOKLINE   LIGHTHOUSE     OTHER        ADJUSTMENTS    CONSOLIDATED
                                            ---------   ----------     -----       -------------   ------------
         AT OR FOR THE THREE MONTHS
         ENDED SEPTEMBER 30, 1999
         --------------------------
         Interest income                   $  15,788    $    -       $   9,855      $  (9,105)      $  16,538
         Interest expense                      6,982         -             -             (105)          6,877
         Provision for loan losses               -           -             -              -               -
         Securities gains                      1,989         -             -              -             1,989
         Other non-interest income               897         -             -              (21)            876
         Start-up expenses                       -           272           -              -               272
         Other non-interest expense            4,033         -              71            -             4,104
         Income tax expense (benefit)          2,702        (109)          279            -             2,872
         Net income (loss)                     4,957        (163)        9,505         (9,021)          5,278

         Total loans, excluding money
           market loan participations      $ 622,281    $    -       $     -        $     -         $ 622,281
         Total deposits                      504,567         -             -              -           504,567
         Total assets                        852,286         -         281,538       (225,253)        908,571

         AT OR FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2000
         -------------------------
         Interest income                   $ 49,835     $    744     $ 25,565       $ (23,730)      $  52,414
         Interest expense                    22,396           95          -              (555)         21,936
         Provision for loan losses              300           69          -               -               369
         Securities gains                     6,454            5          -               -             6,459
         Other non-interest income              909            5          254             (83)          1,085
         Start-up expenses                      -            746          -               -               746
         Other non-interest expense           8,834        2,420          227             -            11,481
         Income tax expense (benefit)         9,024         (953)         903             -             8,974
         Net income (loss)                   16,644       (1,623)      24,689         (23,258)         16,452

         AT OR FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 1999
         -------------------------
         Interest income                   $ 46,062     $    -       $ 17,582       $(15,315)       $  48,329
         Interest expense                    20,597          -            -             (315)          20,282
         Provision for loan losses              300          -            -              -                300
         Securities gains                     5,587          -            -              -              5,587
         Other non-interest income            1,492          -            -              (60)           1,432
         Start-up expenses                      -            272          -              -                272
         Other non-interest expense          10,081          -            170            -             10,251
         Income tax expense (benefit)         7,844         (109)         883            -              8,618
         Net income (loss)                   14,319         (163)      16,529        (15,060)          15,625


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

(5)     EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

        The components of basic and diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999 are as follows:


                                                                     WEIGHTED                 NET INCOME
                                          NET INCOME              AVERAGE SHARES               PER SHARE
                                      -------------------    ------------------------      ------------------
                                       2000        1999        2000             1999       2000          1999
                                      -------     -------    -------          -------      -------    -------
                                        (IN THOUSANDS)
        Three months
        Ended September 30
        ------------------
        Basic                         $ 5,366     $ 5,278    26,733,313    27,871,007      $ 0.20      $ 0.19
        Effect of dilutive
           stock options                  -           -          32,852         5,548         -           -
                                        -----       -----    ----------    ----------        ----        ----
        Dilutive                      $ 5,366     $ 5,278    26,766,165    27,876,555      $ 0.20      $ 0.19
                                        =====       =====    ==========    ==========        ====        ====


        Nine months
        Ended Septmeber 30
        ------------------
        Basic                         $ 16,452    $ 15,625    26,888,976    28,159,850      $ 0.61     $ 0.55
        Effect of dilutive
           stock options                   -           -             -           7,752         -          -
                                        ------      ------    ----------    ----------        ----       ----
        Dilutive                      $ 16,452    $ 15,625    26,888,976    28,167,602      $ 0.61     $ 0.55
                                        ======      ======    ==========    ==========        ====       ====


(6)     ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 2000 and December 31, 1999, such taxes amounted to $3,701 and $4,474, respectively.

(7)     COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

        At September 30, 2000, the Company had outstanding commitments to originate loans of $92,688, $74,714 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $16,232, $9,986 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest income received (expense paid) for the nine months ended September 30, 2000 and 1999 was $(14) and $31, respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
(8)     DIVIDEND DECLARATION

        On October 19, 2000, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.06 per share of common stock to shareholders of record as of October 31, 2000 and payable on November 15, 2000.

(9)     1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN

        At the annual meeting of stockholders on April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP").

        Under the Stock Option Plan, 1,367,465 shares of the Company's common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options are incentive stock options and 855,040 options are non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. As of September 30, 2000, 671,300 options have vested, 19,000 options were forfeited and none were exercised. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in the full upon the happening of such event and shall remain exercisable for a one year period. The Company is accounting for the Stock Option Plan by using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

        Under the RRP, 546,986 shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. The shares vest over varying time periods ranging from six months up to eight years. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restrictions will vest and be free of such restrictions. In 1999, 227,125 shares vested, 22,332 vested in the first nine months of 2000 and 179,250 shares are scheduled to vest on October 19, 2000; 3,500 shares were forfeited in 2000. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share.

        Assuming all shares vest according to the terms of the awards, the Company's pre-tax operating expenses have been or will be charged by the following amounts in the periods indicated (in thousands):



                      Year 1999
                      ---------
                      Second quarter (actual expense)             $   1,274
                      Third quarter (actual expense)                  1,637
                      Fourth quarter (actual expense)                   682
                                                                     ------
                                                                      3,593
                                                                     ------

                      Year 2000
                      ---------
                      First quarter (actual expense)                    398
                      Second quarter (actual expense)                   370
                      Third quarter (actual expense)                    364
                      Fourth quarter                                    114
                                                                     ------
                                                                      1,246
                                                                     ------

                      Year 2001                                         167
                      Year 2002                                         167
                      Year 2003                                         167
                      Year 2004                                         161
                      Year 2005                                         158
                      Year 2006                                         158
                      Year 2007                                          48
                                                                    -------
                                                                  $   5,865
                                                                    =======



   (10) EMPLOYEE STOCK OWNERSHIP PLAN (DOLLARS IN THOUSANDS)

        On March 24, 1998, the Board of Directors of Brookline approved an employee stock ownership plan (the "ESOP"). All Brookline employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP purchased in the open market all of the 546,986 shares it was authorized to purchase at an aggregate cost of $6,598. The purchase of the shares was financed by a loan from the Company that is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from Brookline and dividends on unallocated shares of Company stock held by the ESOP, subject to IRS limitations.

     For the nine months ended September 30, 2000 and 1999, $277 and $270, respectively, were charged to compensation and employee benefits expense based on the commitment to release 26,856 and 23,702 shares, respectively, to eligible employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Brookline Bancorp, Inc. (the "Company") was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (the "Bank") upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC, a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. At September 30, 2000, Brookline Bancorp, MHC owned 57% of the Company's outstanding common stock.

   This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, technological developments, new accounting pronouncements and changing regulatory requirements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

   Total assets increased $62.4 million, or 6.9%, from $907.3 million at December 31, 1999 to $969.8 million at September 30, 2000. Of that increase, $46.8 million, or 5.2%, took place since June 30, 2000. Part of the increase is attributable to Lighthouse, the Company's internet-only bank subsidiary that commenced doing business with the public in the last week of June 2000.

   Excluding money market loan participations, the loan portfolio increased $52.6 million, or 8.3%, since December 31, 1999 and $19.4 million, or 2.9%, since June 30, 2000. About half of the growth since the beginning of the year and substantially all of the growth since June 30, 2000 took place in the residential mortgage loan sector. Lighthouse loans, comprised primarily of residential mortgage loans, amounted to $20.9 million at September 30, 2000. Money market loan participations amounted to $46.0 million at September 30, 2000, $24.8 million at June 30, 2000 and $15.4 million at December 31, 1999. Generally, the participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative investment to slightly lower yielding short-term investments.

   Securities available for sale and securities held to maturity amounted to $200.7 million at September 30, 2000 compared to $201.5 million at June 30, 2000 and $231.7 million at December 31, 1999. Proceeds resulting from the decline in the first half of 2000 were used to fund part of the loan growth and the repurchase of Company stock during that time.

   Total deposits were $546.7 million at September 30, 2000 compared to $525.1 million at June 30, 2000 (a $21.5 million, or 4.1% increase) and $512.1 million at December 31, 1999 (a $34.5 million, or 6.7% increase). During the three months ended September 30, 2000, deposits at Lighthouse grew $16.7 million. Approximately 36% of Lighthouse's growth was in interest-bearing checking accounts, 35% in money market savings accounts and 29% in certificates of deposit. Excluding Lighthouse, deposits at Brookline increased $17.7 million since December 31, 1999 ($4.8 million since June 30, 2000). Of Brookline's growth since the beginning of the year, approximately 30% was in checking accounts, 26% in money market savings accounts and 44% in certificates of deposit. Such growth was attributable in part to expanded marketing efforts and branch divestitures by other financial institutions.

   Total borrowed funds, all of which were advances from the Federal Home Loan Bank of Boston ("FHLB"), amounted to $130.4 million at September 30, 2000 compared to $112.3 million at June 30, 2000 and $108.8 million at December 31, 1999. The funds were borrowed in connection with the Company's management of the interest rate sensitivity of its assets and liabilities.

   Total stockholders' equity was $279.4 million at September 30, 2000 compared to $273.6 million at June 30, 2000 and $274.8 million at December 31, 1999. The increase since the beginning of the year was attributable to net income exceeding outflows for dividend payments to stockholders and share repurchases. The Company purchased 733,114 shares of its common stock in the first half of 2000 at an aggregate cost of $7.0 million, or $9.50 per share. No shares were repurchased in the third quarter of 2000. As of September 30, 2000, the Company can purchase an additional 312,881 shares under a repurchase plan approved by the Company's regulators on March 10, 2000. Since becoming a public company, 2,687,414 shares were repurchased through September 30, 2000 at a total cost of $29.1 million, or $10.83 per share.

   Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $10.1 million ($6.4 million on an after-tax basis) at September 30, 2000, $7.5 million ($4.7 million on an after-tax basis) at June 30, 2000 and $12.2 million ($7.8 million on an after-tax basis) at December 31, 1999. The net changes are after realization of gains from sales of marketable equity securities of $2.3 million ($1.5 million on an after-tax basis) for the three months ended September 30, 2000 and $6.5 million ($4.1 million on an after-tax basis) for the nine months ended September 30, 2000.

NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

   The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2000           1999
                                                                        ---------------   ---------
                                                                           (DOLLARS IN THOUSANDS)
             Non-accrual loans                                           $     142         $     -
             Other real estate owned, net of allowance
               for losses of $86 and $86, respectively                         530              707
                                                                         ----------        ---------
                   Total non-performing assets                           $     672         $    707
                                                                         ==========        =========

             Restructured loans                                          $      -          $     -
                                                                         ==========        =========

             Allowance for loan losses                                   $  14,261         $  13,874
                                                                         ==========        =========

             Allowance for loan losses as a percent
               of total loans                                                 1.94%             2.13%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                            2.07%             2.18%
             Non-accrual loans as a percent of total loans                    0.02%               - %
             Non-performing assets as a percent of
               total assets                                                   0.07%             0.08%

   In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $107,000 at September 30, 2000 and $109,000 at December 31, 1999. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

   During the nine months ended September 30, 2000, recoveries of loans previously charged off amounted to $18,000 and there were no loan charge-offs. Despite net loan recoveries and a small amount of non-performing loans at September 30, 2000, the Company increased its allowance for loan losses by providing $369,000 as a charge to earnings in the first nine months of 2000. Management increased the allowance in light of the $52.6 million increase in net loans outstanding in the first nine months of 2000 (exclusive of money market loan participations), approximately half of which occurred in the higher risk categories of multi-family and commercial real estate mortgage loans and half in the residential mortgage lending category. Of the total nine month provision, $69,000 was charged to Lighthouse in recognition of its lending activity.

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

   In March 1999, four federal banking agencies and the Securities and Exchange Commission announced they had formed a working group to come up with new guidelines for the documentation, disclosure and reporting of bank loan loss reserves because of "continued uncertainty among financial institutions as to the expectations of the banking and securities regulators" on how banks should calculate and report loan loss reserves. On September 7, 2000, a proposed policy statement on allowance for loan loss methodologies and documentation for banks was issued for comment by the four federal banking agencies. The comment period ended November 6, 2000. The Company has not yet evaluated what effect, if any, guidelines developed by the working group will have on the financial condition or operating results of the Company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

   Operating results are primarily dependent on the Company's net interest income, which is the difference between interest earned on the Company's loan and investment portfolios and interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as service fees and sales of investment securities and other assets, operating expenses and income taxes. Operating results are also significantly affected by general economic conditions, particularly changes in interest rates, as well as government policies and actions of regulatory authorities.

   Net income for the three months ended September 30, 2000 was $5.4 million ($0.20 per share) compared to $5.3 million ($0.19 per share) for the three months ended September 30, 1999. The per share improvement resulted primarily from less shares outstanding due to stock repurchases. Basic and diluted earnings per share are the same in both the three month and nine month periods ended September 30, 2000 and 1999. The 2000 and 1999 quarterly periods included gains from sales of marketable equity securities of $2.3 million ($1.5 million on an after-tax basis, or $0.05 per share) and $2.0 million ($1.2 million on an after-tax basis, or $0.04 per share), respectively, and expense related to the recognition and retention plan ("RRP") approved by stockholders of $365,000 ($212,000 on an after-tax basis, or $0.01 per share) and $1.6 million ($952,000 on an after-tax basis, or $0.03 per share), respectively.

   The 2000 and 1999 quarters also included losses of $1.6 million ($889,000 on an after-tax basis, or $0.03 per share) and $272,000 ($158,000 on an after-tax basis, or $0.01 per share), respectively, related to Lighthouse, New England's first-chartered internet-only bank. Lighthouse commenced doing business with the public near the end of the second quarter of 2000. The 1999 Lighthouse loss represented start-up expenses. See notes 3 and 4 to the unaudited consolidated financial statements on pages 8 through 10 herein for more financial information about Lighthouse.

   The 1999 quarter also included interest income of $224,000 ($145,000 on an after-tax basis) collected from a borrower that related to prior periods and a $615,000 gain ($399,000 on an after-tax basis) from the sale of a foreclosed property. Excluding securities gains, the expense of the RRP, Lighthouse's net losses and the 1999 non-recurring income items, and adding back estimated after-tax foregone income of $267,000 on the Company's $25 million capital investment in Lighthouse made at the beginning of May 2000, quarterly net operating income was $5.3 million ($0.20 per share) in 2000 compared to $4.6 million ($0.17 per share) in 1999, an improvement of 14% (18% on a per share basis).

   Improved quarterly operating results were derived primarily from an increase in interest rate spread from 2.68% in the 1999 quarter to 3.05% in the 2000 quarter and a $24.3 million, or 2.7%, increase in average interest-earning assets between the two periods. The higher interest rate spread resulted from an increase in the percent of average loans outstanding to total average interest-earning assets from 67% in the 1999 quarter to 73% in the 2000 quarter and an increase in the yield on assets greater than the increase in the rate paid on liabilities. Excluding Lighthouse and RRP expenses, the Company's operating efficiency ratio was 25.3% for the 2000 quarter compared to 23.4% in the 1999 quarter.

AVERAGE BALANCE SHEETS AND INTEREST RATES

   The following table sets forth certain information relating to the Company for the three months ended September 30, 2000 and 1999. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------------
                                                                   2000                                   1999
                                                ---------------------------------------  ------------------------------------
                                                                                AVERAGE                              AVERAGE
                                                 AVERAGE                         YIELD/    AVERAGE                    YIELD/
                                                 BALANCE     INTEREST(1)         COST      BALANCE     INTEREST(1)     COST
                                                ----------   -----------       --------   ---------    -----------   --------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Short-term investments ................     $  12,057       $     198           6.48%  $  11,443      $     140        4.89%
  Debt securities (2) ...................       160,606           2,512           6.26     217,091          3,148        5.80
  Equity securities (2) .................        30,652             412           5.38      40,187            403        4.01
  Mortgage loans (3)(4) .................       637,603          13,413           8.41     585,474         11,879        8.12

  Money market loan participations ......        40,426             694           6.81      28,640            385        5.38
  Other commercial loans (3) ............        24,564             520           8.47      21,765            394        7.24
  Consumer loans (3) ....................         2,023              51          10.08       2,043             47        9.20
  Lighthouse debt securities (2) ........         9,927             180           7.25          --             --       --
  Lighthouse mortgage loans (3) .........        13,090             247           7.55          --             --       --
                                               --------         -------                  ---------       --------
     Total interest-earning assets ......       930,948          18,227           7.83     906,643         16,396        7.23
                                                                -------          -----                   --------       -----
Allowance for loan losses ...............       (14,253)                                   (13,538)
Non-interest earning assets .............        29,691                                     16,948
                                               --------                                  ---------
     Total assets .......................     $ 946,386                                  $ 910,053
                                              =========                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Deposits - Brookline:
     NOW accounts .......................     $  48,244             149           1.23%  $  44,080            136        1.23%
     Savings accounts (5) ...............        12,149              67           2.19      13,208             74        2.24
     Money market savings accounts ......       204,349           2,016           3.91     197,582          1,942        3.93
     Certificate of deposit accounts ....       246,925           3,497           5.62     238,484          3,043        5.10
                                               --------         -------                  ---------       --------
       Total deposits - Brookline .......       511,667           5,729           4.44     493,354          5,195        4.21
  Deposits - Lighthouse:
     Transaction  accounts ..............         4,914              59           4.76          --             --       --
     Certificate of deposit accounts ....         2,150              37           6.83          --             --       --
                                               --------         -------                  ---------       --------
       Total deposits - Lighthouse ......         7,064              96           5.39          --             --       --
  Borrowed funds ........................       123,325           1,908           6.14     110,615          1,682        6.08
                                               --------         -------                  ---------       --------
       Total interest bearing liabilities       642,056           7,733           4.78     603,969          6,877        4.55
                                                                -------         ------                   --------    --------
Non-interest-bearing demand
   checking accounts ....................        15,047                                     12,836
Other liabilities .......................        11,701                                     14,214
                                               --------                                  ---------
       Total liabilities ................       668,804                                    631,019
Stockholders' equity ....................       277,582                                    279,034
                                               --------                                  ---------
       Total liabilities and
           stockholders' equity .........     $ 946,386                                  $ 910,053
                                              =========                                  =========
Net interest income (tax equivalent
  basis)/interest rate spread (6) .......                        10,494           3.05%                     9,519        2.68%
                                                                                 =====                                   ====
Less adjustment of tax exempt income ....                            76                                        82
                                                              ---------                                 ---------
Net interest income (4) .................                     $  10,418                                 $   9,437
                                                              =========                                 =========
Net interest margin (7) .................                                         4.51%                                  4.20%
                                                                                 =====                                   ====

---------
(1) Tax exempt income on equity securities is included on a tax equivalent basis.

(2) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3) Loans on non-accrual status are included in average balances.

(4) Excluded from interest income for the 1999 period is $224 collected from a borrower that relates to prior periods.

(5) Savings accounts include interest-bearing mortgagors' escrow accounts.

(6) Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

INTEREST INCOME

    Interest income on loans, excluding money market loan participations, was $14.2 million in the 2000 quarter compared to $12.5 million in the 1999 quarter, an increase of $1.7 million, or 13.3%. The additional income resulted from an increase in average loans outstanding of $68.0 million, or 11.2%, between the two quarterly periods. The average rate earned on loans increased from 8.24% in the 1999 quarter to 8.40% in the 2000 quarter. The rate improvement was attributable primarily to the six separate increases in the federal funds rate by the Federal Reserve since June 1999. Such rate increases affected pricing for new loans as well as that part of the loan portfolio underwritten on an adjustable rate basis.

   The average balance invested in money market loan participations during the three months ended September 30, 2000 and 1999 were $40.4 million and $28.6 million, respectively, and the yields on those balances were 6.81% and 5.38%, respectively. Interest income on debt securities declined 14.5% from $3.1 million in the 1999 quarter to $2.7 million in the 2000 quarter as a result of a $46.6 million, or 21.4%, reduction in the average balances invested in debt securities between the two periods. Yields earned on debt securities improved from 5.80% in the 1999 quarter to 6.31% in the 2000 quarter. Proceeds from the decline in the average balance of debt securities were used to fund part of the loan growth. The improved investment yields resulted from higher market rates and continuation of the Company's emphasis on purchasing investment securities with relatively short maturities of two to three years.

INTEREST EXPENSE

   Interest expense on deposits was $5.8 million for the three months ended September 30, 2000, a 12.1% increase from the $5.2 million expended for the three months ended September 30, 1999. Most of the increase was due to a 5.1% increase in the average balance of interest-bearing deposits from $493.4 million in the 1999 quarter to $518.7 million in the 2000 quarter. The average rate paid on those deposits rose from 4.21% in the 1999 quarter to 4.49% in the 2000 quarter due in part to the actions of the Federal Reserve previously mentioned herein and to higher rates offered to customers depositing funds at Lighthouse. Further initiatives by the Federal Reserve similar to those taken since June 1999 inevitably will cause interest rates paid on deposits (especially certificates of deposit) and borrowed funds to rise beyond existing levels. Such a development could have a negative effect on the Company's profitability.

   Average borrowings from the FHLB increased from $110.6 million in the 1999 quarter to $123.3 million in the 2000 quarter. The average rate paid on those balances were 6.08% and 6.14%, respectively. Borrowings from the FHLB are usually obtained in connection with the Company's management of interest rate risk.

NON-INTEREST INCOME

   Gains on sales of marketable equity securities during the three months ended September 30, 2000 and 1999 were $2.3 million and $2.0 million, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. For each of the past six quarters, the Company has realized after-tax gains from sales of marketable equity securities in the range of $1.1 million to $1.5 million. These gains have effectively offset losses relating to Lighthouse and the expense of the RRP. Continuation of securities gains in the range realized during the past six quarters cannot be sustained indefinitely. Actual gains in the future, if any, will be highly dependent on factors outside the control of the Company and, accordingly, cannot be assured.

   In the third quarter of 1999, a property in foreclosure was sold at a gain of $615,000, including reversal of a $150,000 valuation allowance previously established for the property.

   The increase in other non-interest income from $3,000 in the 1999 quarter to $100,000 in the 2000 quarter resulted from $97,000 of income representing the Company's 30.5% equity interest in the earnings of Eastern Funding LLC, a company specializing in the financing of coin operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast.

NON-INTEREST EXPENSE

   Expense related to the RRP approved by stockholders on April 15, 1999 (see note 9 to the unaudited consolidated financial statements on page 11 herein) amounted to $365,000 in the 2000 quarter and $1.6 million in the 1999 quarter. RRP expense is allocated to the periods over which the underlying shares vest. Expenses related to Lighthouse amounted to $1.7 million in the 2000 quarter and $272,000 in the 1999 quarter (see notes 3 and 4 to the unaudited consolidated financial statements on pages 8 through 10 herein).

   Excluding RRP and Lighthouse expenses, total non-interest expense increased $165,000, or 6.7%, from $2.5 million in the 1999 quarter to $2.6 million in the 2000 quarter. Part of the increase related to personnel and occupancy costs incurred in connection with a new branch that was opened in Newton in October 2000. The remainder of the expense increase resulted from generally higher operating costs.

INCOME TAXES

   The effective rate of income taxes was 35.5% in the 2000 quarter and 35.2% in the 1999 quarter. The rate of state income taxes was low in both quarters because of the existence of a real estate investment subsidiary and utilization of investment security subsidiaries.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

   Net income for the nine months ended September 30, 2000 was $16.5 million ($0.61 per share) compared to $15.6 million ($0.55 per share) for the nine months ended September 30, 1999, an improvement of $827,000, or 5.3% (10.9% on a per share basis). The 2000 and 1999 periods included gains from sales of marketable equity securities of $6.5 million ($4.1 million on an after-tax basis, or $0.15 per share) and $5.6 million ($3.4 million on an after-tax basis, or $0.12 per share), respectively, and RRP expense of $1.1 million ($659,000 on an after-tax basis, or $0.03 per share) and $2.9 million ($1.7 million on an after-tax basis, or $0.06 per share), respectively.

   The 2000 and 1999 periods also included losses of $2.6 million ($1.6 million on an after-tax basis, or $0.06 per share) and $272,000 ($158,000 on an after-tax basis, or $0.01 per share), respectively, related to Lighthouse. The 1999 quarter also included interest income of $224,000 ($145,000 on an after-tax basis) collected from a borrower that related to prior periods and a $615,000 gain ($399,000 on an after-tax basis) from the sale of a foreclosed property. Excluding securities gains, the expense of the RRP, Lighthouse's net losses, and adding back estimated after-tax foregone income of $435,000 on the Company's $25 million capital investment in Lighthouse made at the beginning of May 2000, net operating income for the 2000 period was $15.1 million ($0.56 per share) compared to $13.6 million ($0.48 per share) in the 1999 period, an increase of 10.9% (16.7% on a per share basis).

   Improved operating results were derived primarily from an increase in interest rate spread from 2.65% in the 1999 period to 3.02% in the 2000 period and a $19.1 million, or 2.1%, increase in average interest-earning assets between the two periods. The higher interest rate spread resulted from an increase in the percent of average loans outstanding to total average interest-earning assets from 65% to 72% and an increase in the yield on assets greater than the increase in the rate paid on liabilities. Excluding Lighthouse and RRP expenses, the Company's operating efficiency ratio was 25.7% for the 2000 period compared to 24.9% for the 1999 period.

AVERAGE BALANCE SHEETS AND INTEREST RATES

   The following table sets forth certain information relating to the Company for the nine months ended September 30, 2000 and 1999. Average balances are derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------------
                                                                   2000                                   1999
                                                ---------------------------------------  ------------------------------------
                                                                                AVERAGE                              AVERAGE
                                                 AVERAGE                         YIELD/    AVERAGE                    YIELD/
                                                 BALANCE     INTEREST(1)         COST      BALANCE     INTEREST(1)     COST
                                                ----------   -----------       --------   ---------    -----------   --------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Short-term investments ................     $  14,414       $     657          6.09%  $  13,646      $     495        4.84%
  Debt securities (2) ...................       176,408           7,992          6.04     224,083          9,747        5.80
  Equity securities (2) .................        31,117           1,294          5.54      38,527          1,139        3.94
  Mortgage loans (3)(4) .................       629,238          39,211          8.31     568,191         34,638        8.13
  Money market loan participations ......        26,860           1,322          6.56      35,150          1,352        5.13
  Other commercial loans (3) ............        24,543           1,517          8.24      13,995            825        7.86
  Consumer loans (3) ....................         1,969             146          9.89       1,885            133        9.41
  Lighthouse debt securities (2) ........         5,345             287          7.16          --             --       --
  Lighthouse mortgage loans (3) .........         4,652             265          7.60          --             --       --
                                              ---------         -------                 ---------      ---------
     Total interest-earning assets ......       914,546          52,691          7.68     895,477         48,329        7.20
                                                                -------         -----                  ---------       -----
Allowance for loan losses ...............       (14,080)                                  (13,329)
Non-interest earning assets .............        25,895                                    16,842
                                              ---------                                 ---------
     Total assets .......................     $ 926,361                                 $ 898,990
                                              =========                                 =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Deposits - Brookline:
     NOW accounts .......................     $  47,656       $     438          1.23%  $  43,634      $     404        1.23%
     Savings accounts (5) ...............        12,245             202          2.20      13,152            219        2.22
     Money market savings accounts ......       204,950           6,020          3.92     188,392          5,484        3.88
     Certificate of deposit accounts ....       244,329           9,940          5.42     242,860          9,360        5.14
                                              ---------         -------                 ---------      ---------
       Total deposits - Brookline .......       509,180          16,600          4.35     488,038         15,467        4.23
  Deposits - Lighthouse:
     Transaction  accounts ..............         1,656              58          4.67          --             --       --
     Certificate of deposit accounts ....           723              37          6.82          --             --       --
                                              ---------         -------                 ---------      ---------
       Total deposits - Lighthouse ......         2,379              95          5.32          --             --       --
  Borrowed funds ........................       115,243           5,241          6.06     106,147          4,815        6.05
                                              ---------         -------                 ---------      ---------
       Total interest bearing liabilities       626,802          21,936          4.66     594,185         20,282        4.55
                                                                -------          ----                  ---------     -------
Non-interest-bearing demand
   checking accounts ....................        13,715                                   12,326
Other liabilities .......................        11,129                                   13,834
                                              ---------                                 ---------
       Total liabilities ................       651,646                                  620,345
Stockholders' equity ....................       274,715                                  278,645
                                              ---------                                 ---------
       Total liabilities and
           stockholders' equity .........     $ 926,361                                $ 898,990
                                              =========                                 =========
Net interest income (tax equivalent
  basis)/interest rate spread (6) .......                        30,755          3.02%                    28,047        2.65%
                                                                                 ====                                   ====
Less adjustment of tax exempt income ....                           252                                      232
                                                              ---------                                ---------
Net interest income (4) .................                     $  30,503                                $  27,815
                                                              =========                                =========
Net interest margin (7) .................                                        4.48%                                  4.18%
                                                                                 ====                                   ====


---------
(1) Tax exempt income on equity securities is included on a tax equivalent basis.

(2) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3) Loans on non-accrual status are included in average balances.

(4) Interest income in the 2000 period is increased by $25 for an interest rate adjustment on a loan that relates to prior periods. Excluded from interest income for the 1999 period is $232 collected from a borrower that relates to prior periods.

(5) Savings accounts include mortgagors' escrow accounts.

(6) Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

INTEREST INCOME

   Interest income on loans, excluding money market loan participations, was $41.1 million in the 2000 period compared to $35.8 million in the 1999 period, an increase of $5.3 million, or 14.8%. The additional income resulted from an increase in average loans outstanding of $76.3 million, or 13.1%, between the two nine month periods. The average rate earned on loans increased from 8.18% in the 1999 period to 8.30% in the 2000 period. The rate improvement was attributable to the same reasons that caused the increase between the 2000 and 1999 third quarter periods.

   The average balances invested in money market loan participations during the 2000 and 1999 periods were $26.9 million and $35.2 million, respectively, and the yields earned on those balances were 6.56% and 5.13%, respectively. Interest income on debt securities declined 15.1% from $9.7 million in the 1999 period to $8.3 million in the 2000 period as a result of a $41.3 million, or 18.4%, reduction in the average balances invested in debt securities between the two periods. Yields earned on debt securities improved from 5.80% in the 1999 period to 6.04% in the 2000 period. The decline in the average balances of debt securities and money market loan participations and the improved yields on those assets were for the same reasons as those given for the changes between the 2000 and 1999 third quarter periods.

INTEREST EXPENSE

   Interest expense on deposits was $16.7 million in the 2000 period, a 7.9% increase from the $15.5 million expended in the 1999 period. The increase was due to a $23.5 million, or 4.8%, growth in the average balance of interest-bearing deposits between the two periods and a rise in the average rate paid on such deposits from 4.23% in the 1999 period to 4.35% in the 2000 period.

   Average borrowings from the FHLB increased from $106.1 million in the 1999 period to $115.2 million in the 2000 period. The average rates paid on those balances were 6.05% and 6.06%, respectively.

NON-INTEREST INCOME

   Gains on sales of marketable equity securities were $6.5 million in the 2000 period and $5.6 million in the 1999 period. The higher level of income from other real estate owned ($759,000 in the 1999 period compared to $83,000 in the 2000 period) resulted primarily from the sale of a foreclosed property in the third quarter of 1999 at a gain of $615,000. The increase in other non-interest income from $12,000 in the 1999 period to $331,000 in the 2000 period resulted primarily from $254,000 of income representing the Company's equity interest in the earnings of Eastern Funding LLC and $47,000 of profit from disposition of a property tied to a particular lending arrangement.

NON-INTEREST EXPENSE

   Expense related to the RRP was $1.1 million in the 2000 period compared to $2.9 million in the 1999 period. Expenses related to Lighthouse were $3.2 million (including $746,000 of start-up expenses) in the 2000 period and $272,000 in the 1999 period, all of which were start-up expenses.

   Excluding RRP and Lighthouse exepnses, total non-interest expense increased $589,000, or 8.0%, from $7.3 million in the 1999 period to $7.9 million in the 2000 period. Most of the increase resulted from higher personnel costs (up $171,000, or 3.7%), higher marketing expenses (up $151,000, or 40.3%), higher data processing expenses ($95,000, or 20.6%) and higher professional fees ($159,000, or 67.1%). Marketing efforts were expanded so as to attract new deposit customers from other financial institutions going through divestitures. Data processing expenses were higher because amounts billed for services in 1999 were discounted from normal rates due to a vendor not meeting certain performance criteria. The higher professional fees resulted from special corporate initiatives and a review of security controls pertaining to the electronic banking capabilities of Brookline.

INCOME TAXES

   The effective rate of income taxes was 35.3% in the 2000 period compared to 35.5% in the 1999 period. State income taxes remained at low levels for the same reasons stated in the analysis of third quarter results.

PROJECTED IMPACT OF LIGHTHOUSE ON FUTURE OPERATING RESULTS

   As previously stated herein and in prior 10-Q filings, Lighthouse will likely incur significant losses in at least its first two years of operations. After-tax losses of Lighthouse, including foregone income on the Company's $25 million capital investment in Lighthouse, amounted to $2.1 million in the nine months ended September 30, 2000; the 2000 fourth quarter after-tax loss (including foregone income) is expected to be in the range of $1.1 million to $1.2 million. A projection of estimated loss for the year 2001 will be made in the fourth quarter of 2000 in connection with the annual budget and planning process of the Company. All estimates regarding future operating results constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform
Act of 1999) and are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such differences include, but are not limited to, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, recruitment of qualified personnel and market acceptance of Lighthouse's pricing, products and services.

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

   Generally, it is the Company's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Company. At September 30, 2000, interest-earning assets maturing or repricing within one year amounted to $349.1 million and interest-bearing liabilities maturing or repricing within one year amounted to $473.5 million resulting in a cumulative one year negative gap position of $124.4 million, or 12.8% of total assets. At December 31, 1999, the Company had a cumulative one-year negative gap position of $81.5 million, or 9.0% of total assets.

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

   During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in little growth or a net decline in deposits in certain periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

   From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. During the nine months ended September 30, 2000, the Company repaid advances of $12.3 million and obtained new advances of $33.9 million. Total advances outstanding at September 30, 2000 amounted to $130.4 million.

   The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At September 30, 2000, such assets amounted to $81.9 million, or 8.5% of total assets.

   At September 30, 2000, the Company and its two bank subsidiaries exceeded all regulatory capital requirements. At that date, Brookline's leverage capital was $198.7 million, or 22.7% of its adjusted assets, and Lighthouse's leverage capital was $23.0 million, or 74.9% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

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

   There have been no material changes in the quantitative disclosures about market risk as of September 30, 2000 from those presented in the Company's 1999 Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 20, 2000, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms. The Company's Board of Directors is currently composed of fifteen members. The Company's bylaws provide that approximately one-third of the Directors are to be elected annually. Directors of the Company are generally elected to serve for a three-year period and until their respective successors shall have been elected and qualify.

   The number of votes cast at the meeting was as follows:


                                      NUMBER OF                 NUMBER OF
                                      VOTES FOR               VOTES WITHHELD
                                      ---------               --------------
    Election of Directors:
       Oliver F. Ames                 25,507,155                  225,099
       Dennis S. Aronowitz            25,506,855                  225,399
       William G. Coughlin            25,510,555                  221,699
       Joseph J. Slotnik              25,509,655                  222,599



ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit Index


     10.1a     Employment Agreement Between Brookline Bancorp, Inc. and
               Thomas R. Venables

     10.1b     Employment Agreement Between Brookline Bancorp, Inc. and
               Claire S. Bean

     10.6      Fifth Amendment to the Brookline Savings Bank Employee Stock
               Ownership Plan

     10.6a     Lighthouse Bank Stock Option Agreement with Thomas R. Venables

     10.6b     Lighthouse Bank Stock Option Agreement with Claire S. Bean


(B) All required exhibits are included in Part I under Financial Statements (Unaudited) and Management's Discussion and Analysis of Operations, and are incorporated by reference herein.

   There were no reports filed on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                    BROOKLINE BANCORP, INC.




Date:  November 10, 2000                     By:    /s/ Richard P. Chapman, Jr.
                                                    ---------------------------
                                                    Richard P. Chapman, Jr.
                                                    President and Chief
                                                    Executive Officer




Date:   November 10, 2000                    By:    /s/ Paul R. Bechet
                                                    ---------------------------
                                                    Paul R. Bechet
                                                    Senior Vice President and
                                                    Chief Financial Officer