Form 10-K405
period 2000-12-31
BROOKLINE BANCORP INC
filed 2001-03-21
CIK 1049782

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934     For the transition period from             to
                                                      -----------    -----------

                         Commission file number: 0-23695

                             BROOKLINE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                             04-3402944
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation of organization)

  160 WASHINGTON STREET, BROOKLINE, MA                   02447-0469
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     The number of shares of common stock held by nonaffiliates of the registrant as of March 16, 2001 was 11,579,451 for an aggregate market value of $161,388,598. This excludes 15,420,350 shares held by Brookline Bancorp, MHC and 455,771 shares held by Brookline Savings Bank Employee Stock Ownership Plan and Trust.

     At March 16, 2001, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 29,641,500 and 27,455,572, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 2000 (Part II and Part III)
2.  Proxy Statement for 2000 Annual Meeting of Stockholders
    (Part I and Part III)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-K

                                      INDEX

PART I                                                                    PAGE

Item 1.         Business                                                    1

Item 2.         Properties                                                 22

Item 3.         Legal Proceedings                                          22

Item 4.         Submission Of Matters To A Vote Of Security Holders        22


PART II

Item 5.         Market For The Registrant's Common Stock And
                Related Security Holder Matters                            22

Item 6.         Selected Consolidated Financial Data                       23

Item 7.         Management's Discussion And Analysis Of Financial
                Condition And Results Of Operations                        23

Item 7a.        Quantitative And Qualitative Disclosures About
                Market Risk                                                23

Item 8.         Financial Statements And Supplementary Data                23

Item 9.         Changes In And Disagreements With Accountants On
                Accounting And Financial Disclosures                       23


PART III

Item 10.        Directors and Executive Officers Of The Registrant         23

Item 11.        Executive Compensation                                     23

Item 12.        Security Ownership Of Certain Beneficial Owners
                And Management                                             23

Item 13.        Certain Relationships And Related Transactions             24


PART IV

Item 14.        Exhibits, Financial Statement Schedules And Reports
                On Form 8-K                                                24

Signatures                                                                 26

                                     PART I


ITEM 1. BUSINESS

GENERAL

     Brookline Bancorp, Inc. (the "Company") is a bank holding company incorporated in Massachusetts that was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank ("Brookline") upon completion of the reorganization of Brookline from a mutual savings bank into a mutual holding company structure. Brookline is a Massachusetts savings bank established in 1871.

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

     Completion of the Offering resulted in the issuance of 29,095,000 shares of common stock, 15,420,350 shares (53%) of which were issued to the MHC and 13,674,650 shares (47%) of which were sold to eligible depositors of Brookline at $10.00 per share. The net proceeds of the Offering were $134.8 million. The Company contributed 50% of the net proceeds to Brookline for general corporate use and retained the other 50%. The Company has used the net proceeds it retained to fund a loan to the Brookline's employee stock ownership plan, acquire investment securities, invest in a new internet bank subsidiary and repurchase shares of the Company's common stock in the open market.

ESTABLISHMENT OF A NEW INTERNET BANK SUBSIDIARY

     On August 12, 1999, the Company filed an application with bank regulators to form a new wholly-owned Massachusetts-chartered stock savings bank subsidiary to be called Lighthouse Bank ("Lighthouse"). On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England's first- chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25.0 million capital investment in Lighthouse at the beginning of May 2000. Lighthouse commenced doing business with the public in the last week of June 2000.

MARKET AREA AND CREDIT RISK CONCENTRATION

     Brookline operates five full-service banking offices in the Town of Brookline, an urban/suburban community adjacent to the City of Boston, and a full service banking office in the city of Newton, a community adjacent to the Town of Brookline. The Newton office was opened on October 26, 2000. Brookline's deposits are gathered from the general public primarily in the Town of Brookline and surrounding communities. Brookline's lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

     Brookline's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, for many years, Brookline has emphasized multi-family and commercial real estate mortgage lending. These types of loans typically generate higher yields, but also involve greater credit risk than one-to four-family mortgage loans. Many of Brookline's borrowers have more than one muti-family or commercial real estate loan outstanding with Brookline. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

     Lighthouse conducts its business via the internet. It gathers deposits from and offers consumer-related loans to the general public. As of December 31, 2000, its $33.3 million loan portfolio was comprised primarily of residential mortgage loans ($29.7 million) located in the same market area served by Brookline.

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

     Repayment of loans made by Brookline and Lighthouse (collectively, the "Banks"), in particular multi- family and commercial real estate loans, generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Accordingly, the asset quality of the Banks' loan portfolios is greatly affected by the economy in the Banks' market area. During the past few years, the Massachusetts economy has been strong and interest rates have declined or remained at attractive levels. While these conditions, for the most part, have had a favorable impact on property values and the business of the Banks and their borrowers, declining interest rates have prompted many borrowers to refinance existing loans and seek new loans at lower interest rates fixed for longer periods of time. Besides causing pressure on the Banks' interest rate margin, the low interest rate environment has resulted in lower levels of deposit growth as customers have found other investment instruments more attractive. During the late 1980s and early 1990s, a regional recession and a higher interest rate environment caused a significant decline in employment and in real estate values, ultimately resulting in the failure of many financial institutions in Massachusetts and New England.

COMPETITION

     The Banks face significant competition both in making loans and in attracting deposits. The Boston metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Banks, and all of which are competitors of the Banks to varying degrees. The Banks' competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Banks face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

SUPERVISION AND REGULATION

GENERAL

     The Company and the Banks are subject to extensive regulation under federal and state banking laws and regulations. Both must obtain regulatory approvals prior to entering into certain transactions including, but not limited to, mergers with and acquisitions of other financial institutions. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant federal and state statutes and regulations. Changes in applicable laws and regulations could have a material effect on the business of the Company and the Banks.

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

     The Banks are subject to extensive regulation and examination by the Division, as their chartering agency, and the Federal Deposit Insurance Corporation (the "FDIC"), as their insurer of deposits to the extent permitted by law. The Banks are required to file reports with, and are examined periodically by, the Division and the FDIC concerning their activities and financial condition. The Banks are also members of the Federal Home Loan Bank of Boston (the "FHLB").

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

     Finally, under Massachusetts banking law, except with the prior written approval of the Massachusetts Board of Bank Incorporation: (1) no company shall become a bank holding company ; (2) no bank holding company controlling 25% or more of each of two or more banking institutions may (i) acquire ownership or control of any additional voting stock in such banking institutions, or (ii) acquire ownership or control of any voting stock in any other banking institution in excess of 5% of the voting stock; (3) no bank holding company may acquire substantially all of the assets of a banking institution; and (4) no bank holding company may merge or consolidate with any other bank holding company.

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

     TRANSACTIONS WITH AFFILIATES. The Banks and their subsidiaries are subject to a number of regulatory restrictions, including certain restrictions regarding
(i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the "Affiliates"); (ii) the purchases of assets from Affiliates; (iii) the issuance of a guarantee or acceptance of a letter of credit on behalf of Affiliates; and (iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. Further, all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and fair market terms.

MASSACHUSETTS BANK REGULATION

     GENERAL. As Massachusetts-chartered savings banks, the Banks are subject to supervision, regulation and examination by the Division and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Banks are subject to Massachusetts consumer protection and civil rights laws and regulations. The Division's approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock and undertake certain other activities.

     Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks (the "Commissioner") may be subject to sanctions for non-compliance including, among other things, suspension or revocation of its charter. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted business in a manner unsafe, unsound or contrary to depositors' interests, or been negligent in the performance of their duties.

     BANK POWERS AND INVESTMENT ACTIVITIES. Generally, Massachusetts banks have powers equivalent to those of national banks. In addition, the Banks may invest in preferred and common stock of any corporation provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the Banks' deposits. Subject to certain limits, the Banks may also invest in investments not otherwise legally permitted.

     DEPOSITORS INSURANCE FUND. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (the "DIF"), a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge each savings bank member assessments based upon the level of the member's deposits insured by the DIF.

FEDERAL DEPOSIT INSURANCE CORPORATION

     The FDIC insures the Banks' deposit accounts to the $100,000 maximum per separately insured account. The Banks are subject to regulation, examination and supervision by and the reporting requirements of the FDIC. The FDIC also has the authority to initiate enforcement actions against banks, after giving the Commissioner an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practice, or is in an unsafe or unsound condition.

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

     Based on the foregoing, the Banks are currently classified as "well capitalized".

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

     The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe and unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements. Massachusetts law also restricts a bank from declaring a dividend that would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of a bank's liquidation account established in connection with a bank's reorganization.

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

     Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

     On October 20, 1998, the Company received the approval of the Commissioner to repurchase up to 5% of its outstanding common stock, or 1,454,750 shares. By the end of February 2000, the Company had completed such stock repurchases, had repurchased 546,986 shares in connection with the Employee Stock Ownership Plan approved by the Board of Directors at the time of the Offering and had repurchased 367,564 shares in connection with the 546,500 shares awarded under the Recognition and Retention Plan approved by Company stockholders on April 15, 1999. On March 10, 2000, the Company received the approval of the Commissioner to repurchase up to 5.0% of its outstanding shares, exclusive of shares owned by the MHC, or 610,995 shares. As of March 16, 2001, the Company had repurchased 343,614 shares under this authorization.

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act (the "CRA") and a Massachusetts statutory counterpart, the Banks have a continuing and affirmative obligation, consistent with their safe and sound operations, to help meet community credit needs, including low and moderate income neighborhoods. The Banks are subject to examination by the FDIC and the Division regarding their compliance with CRA requirements. Brookline's latest ratings from examinations conducted by the FDIC and the Division were "satisfactory". Lighthouse has not yet been examined.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank system functions as a reserve credit source for its member financial institutions and is subject to the regulation and oversight of the Federal Housing Finance Board. The Bank is a voluntary member of the Federal Home Loan Bank of Boston ("FHLB"). As members, the Banks are required to own FHLB capital stock that is directly proportionate to their home mortgage loans and borrowings from the FHLB. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

CONVERSION TO A FEDERAL CHARTER

     On February 21, 2001, the Board of Directors approved a plan to convert the Company's charter from a Massachusetts corporation regulated by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. The charter conversion is subject to approval by federal regulators and the stockholders of the Company. The Board of Trustees of the MHC made a similar decision to convert the MHC's current Massachusetts charter to a federal mutual holding company charter. In connection with the conversion of the Company and the MHC to federal charter, Brookline has determined to convert its charter to a federal charter. Lighthouse is expected to retain its Massachusetts state savings bank charter, but will make an election under Section 10(l) of the Home Owners' Loan Act to be treated as a "savings association" for purposes of the holding company regulations.

     Reasons for and the impact of the charter conversion on the Company's operations are included in the section headed "Proposal 2 - Plan of Charter Conversion" of the Company's Proxy Statement dated March 9, 2001 which is incorporated herein by reference.

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

     The Company's current policy generally favors investment in U.S. Government and Agency securities, corporate debt obligations, mortgage-backed and mortgage-related securities and corporate equities. The policy allows the use of interest rate swaps, options and futures, but only for purposes of hedging the interest or credit risk of specific Company assets. While the Company has seldom used hedging instruments, at December 31, 2000, it was a party to a $5.0 million interest-rate swap agreement that matures April 14, 2005. The Company entered into the agreement to match more closely the repricing of certain assets and liabilities and to reduce its exposure to increases in interest rates.

     For the past few years, the Company's investment strategy has focused on the purchase of U.S. Government and Agency obligations and corporate debt obligations generally maturing within two years. The Company's investment policy normally requires that corporate obligations be rated "A" or better at the time of acquisition. In certain instances, corporate obligations rated "BBB" can be purchased. At December 31, 2000, $4.6 million of the Company's debt securities were rated lower than "A". Included in this amount was a $2.0 million bond issued by Southern California Edison payable June 1, 2001, and bearing interest at 6.50% per annum. This debt security, which is classified as available for sale, was rated "A" at the time of purchase and "CC" at March 16, 2001. The market value of this security was $147,000 less than its face value at December 31, 2000 and $520,000 at March 16, 2001. Repayment of this security at maturity could depend on how the current electricity crisis in California is ultimately resolved. The Company has stopped accruing interest on this security as of January 1, 2001.

     Since the latter part of 1998, the Company has also purchased collateralized mortgage obligations with average maturities of about three years for yield enhancement. Such obligations had a carrying value of $70.0 million at December 31, 2000.

     At December 31, 2000, the Company's marketable equity securities portfolio totaled $24.1 million, including net unrealized gains of $9.2 million. Most of the portfolio was comprised of the stocks of national, regional money center and community banks, Freddie Mac and utility companies. Included in the portfolio at December 31, 2000 was 5.2% of the common stock of Medford Bancorp, Inc., a community bank in Massachusetts; the market value of that stock was $6.6 million at that date. The Company's policy limits the aggregate carrying value of marketable equity securities to no more than 25% of the Company's stockholders' equity, excluding net unrealized gains on securities available for sale. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurances that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

     The following table sets forth the composition of the Company's debt and equity securities portfolios at the dates indicated:

                                                                                AT DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                            2000                 1999                 1998
                                                 ---------------------   -------------------   -------------------
                                                              PERCENT               PERCENT               PERCENT
                                                   AMOUNT    OF TOTAL    AMOUNT     OF TOTAL   AMOUNT     OF TOTAL
                                                   ------    --------    ------     --------   ------     --------
                                                                           (DOLLARS IN THOUSANDS)
Debt securities:
 U.S. Government and Agency obligations..        $ 11,989      5.79%      40,895    17.18%   $  92,824    35.69%
 Corporate obligations...................          93,673      45.26     112,999    47.48      124,609    47.91
 Collateralized mortgage obligations
    and mortgage-backed securities.......          70,004      33.83      49,629    20.85        6,891     2.65
                                                 --------     ------   ---------   ------    ---------   ------
   Total debt securities.................         175,666      84.88     203,523    85.51      224,324    86.25
Marketable equity securities.............          24,142      11.67      28,186    11.85       30,595    11.76
Restricted equity securities.............           7,145      3.45        6,279     2.64        5,174     1.99
                                                 --------     -----    ---------   ------    ---------   ------
   Total investment securities...........        $206,953     100.00%  $ 237,988   100.00%   $ 260,093   100.00%
                                                 ========     ======   =========   ======    =========   ======

Debt and equity securities available for sale    $149,361     72.17%   $ 128,275    53.90%   $ 133,529    51.34%
Debt securities held to maturity.........          50,447      24.38     103,434    43.46      121,390    46.67
Restricted equity securities.............           7,145      3.45        6,279     2.64        5,174     1.99
                                                 --------     -----    ---------   ------    ---------   ------
   Total investment securities...........        $206,953     100.00%  $ 237,988   100.00%   $ 260,093   100.00%
                                                 ========     ======   =========   ======    =========   ======

     The investment portfolio increased in size in 1998 as a result of the placement of a significant amount of the net proceeds from the Offering in debt securities. Since then, the Company has reduced the percentage of its assets in debt securities in connection with funding growth in the loan portfolio.The following table sets forth certain information regarding the amortized cost and market values of the Company's investment securities at the dates indicated:

                                                                                 AT DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                               2000                  1999                    1998
                                                      -------------------    -------------------    -------------------
                                                      AMORTIZED   MARKET     AMORTIZED    MARKET     AMORTIZED   MARKET
                                                        COST      VALUE         COST      VALUE         COST     VALUE
                                                      ---------  --------    ---------    -------    ---------   ------
                                                                             (DOLLARS IN THOUSANDS)
Securities available for sale:
  Debt securities:
    U.S. Government and Agency obligations            $ 11,836  $ 11,989    $ 41,026   $ 40,895    $ 88,186    $ 88,810
    Corporate obligations.........................      44,467    44,704      11,409     11,204       8,218       8,183
    Collateralized mortgage obligations...........      68,225    68,526      48,729     47,990       5,982       5,941
                                                      --------  --------    --------   --------    --------    --------
       Total debt securities......................     124,528   125,219     101,164    100,089     102,386     102,934
  Marketable equity securities....................      14,948    24,142      14,878     28,186       7,939      30,595
                                                      --------  --------    --------   --------    --------    --------
       Total securities available for sale             139,476   149,361     116,042    128,275     110,325     133,529
  Net unrealized gains on securities
    available for sale............................       9,885     -          12,233      -          23,204       -
                                                      --------  --------    --------   --------    --------    --------
       Total securities available for sale, net...    $149,361  $149,361    $128,275   $128,275    $133,529    $133,529
                                                      ========  ========    ========   ========    ========    ========

      Securities held to maturity:
        U.S. Government and Agency obligations....    $  -         -        $  -       $  -        $  4,014    $  4,038
        Corporate obligations.....................      48,969    48,860     101,795    100,854     116,426     117,012
        Mortgage-backed securities................       1,478     1,477       1,639      1,597         950         993
                                                      --------  --------    --------   --------    --------    --------
          Total securities held to maturity.......    $ 50,447  $ 50,337    $103,434   $102,451    $121,390    $122,043
                                                      ========  ========    ========   ========    ========    ========

      Restricted equity securities:
        Federal Home Loan Bank of Boston stock....    $  6,771              $  5,905               $  4,921
        Massachusetts Savings Bank Life Insurance
          Company stock...........................         253                   253                    253
        Other stock...............................         121                   121                   -
                                                      --------              --------               --------
          Total restricted equity securities......    $  7,145              $  6,279               $  5,174
                                                      ========              ========               ========

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio at the date indicated.

                                                                                  AT DECEMBER 31, 2000
                                           -----------------------------------------------------------------------------------------
                                                        AFTER ONE YEAR                                  AFTER FIVE YEARS
                                           -------------------------------------------  --------------------------------------------
                                                                                                                   AFTER TEN YEARS
                                            ONE YEAR OR LESS        THROUGH FIVE YEARS    THROUGH TEN YEARS              TOTAL
                                           -----------------      --------------------- ----------------------  --------------------
                                                    WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED
                                           CARRYING AVERAGE  CARRYING  AVERAGE CARRYING  AVERAGE CARRYING  AVERAGE CARRYING  AVERAGE
                                             VALUE   YIELD     VALUE    YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD
                                            ------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                                                     (DOLLARS IN THOUSANDS)
Securities available for sale:
  Debt securities:
    U.S. Government and Agency
      obligations........................  $  3,997   6.00%  $  7,082  7.01%     $ -         -%   $   910   7.86%  $ 11,989    6.74%
    Corporate obligations................     9,880   6.56     33,589  7.13        -         -      1,235   9.43     44,704    7.07
    Collateralized mortgage obligations..     1,995   5.60     66,531  6.34        -         -          -      -     68,526    6.32
                                           --------          --------           ------            -------          --------
      Total debt securities..............    15,872   6.30    107,202  6.63        -         -      2,145   8.76    125,219    6.63
                                           --------          --------           ------            -------
  Marketable equity securities (1).......                                                                            24,142    4.65
                                                                                                                   --------
      Total securities available
        for sale.........................                                                                           149,361    6.31
                                                                                                                   --------
Securities held to maturity:
  Corporate obligations..................    40,666   5.85      8,203  6.60       100     7.50          -      -     48,969    5.98
  Mortgage-backed securities.............         -      -         49  6.85       552     8.67        877   6.40      1,478    7.26
                                           --------          --------           ------            -------          --------
      Total securities held to maturity..    40,666   5.85      8,252  6.60       652     8.49        877   6.40     50,447    6.02
                                           --------          --------           ------            -------          --------

Restricted equity securities:
  Federal Home Loan Bank of Boston
    stock................................                                                                             6,771    8.00
  Massachusetts Savings Bank Life
    Insurance Company stock (1)..........                                                                               253    4.18
  Other stock............................                                                                               121       -
                                                                                                                   --------
      Total restricted equity
        securities (1)...................                                                                             7,145    7.73
                                           --------          --------           ------            -------          --------
      Total securities...................  $ 56,538   5.98%  $115,454  6.63%      $652    8.49%   $ 3,022   8.08%  $206,953    6.29%
                                           ========          ========           ======            =======          ========
------------------

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

     Multi-family and commercial real estate mortgage lending are the Company's most significant areas of lending activities. At December 31, 2000 and 1999, such loans represented 73.2% and 77.1%, respectively, of gross loans, exclusive of money market loan participations. The Company intends to continue to emphasize these types of loans depending on the demand for such loans and trends in the real estate market and the economy.

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

     During 1997 and 1998, and in particular the second half of 1998, a stable and then declining interest rate environment prompted many multi-family and commercial real estate borrowers to exercise their options to convert their adjustable-rate loans to a fixed-rate basis for several years. Additionally, many new loans originated since 1998 have been priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. If interest rates increase during the fixed-rate phase of these loans, net interest income relating to these loans would be negatively affected. Occasionally, the Company has partially funded loans originated on or converted to a fixed-rate basis by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans.

     The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans are not maintained in the Company's loan portfolio.

     At December 31, 2000, construction and development loans amounted to $19.9 million, $6.6 million of which had not been advanced as of that date; Lighthouse has not originated any construction loans. The $19.9 million is comprised of $7.9 million pertaining to construction of multi-family properties, $5.5 million pertaining to construction of commercial properties, $3.7 million pertaining to construction of one-to-four family residential homes and $2.8 million pertaining to construction of condominiums. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, Brookline also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, Brookline analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

     Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, Brookline may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

     Commercial loans amounted to $33.2 million at December 31, 2000 compared to $30.5 million at December 31, 1999. At both dates, the portfolio included a $10.0 million money market loan participation with a one year maturity and loans to condominium associations for the purpose of funding capital improvements. Loans to condominium associations amounted to $15.8 million at December 31, 2000 compared to $12.3 million at December 31, 1999. Typically, such loans are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

     The following table sets forth the comparison of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.


                                                                          AT DECEMBER 31,
                                   -------------------------------------------------------------------------------------------------
                                           2000             1999                1998                1997               1996
                                   ------------------ ------------------ ------------------  ------------------  -------------------
                                             PERCENT            PERCENT            PERCENT             PERCENT             PERCENT
                                    AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                   --------  -------- --------  -------- --------  --------  --------  --------  --------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to-four family.............. $114,411  15.04%   $ 74,889   11.13%  $ 64,467   11.19%   $ 68,907    14.25%  $ 57,725     13.08%
  Multi-family....................  300,841   39.55    297,270   44.18    262,678   45.58     219,909    45.50    200,368     45.40
  Commercial real estate..........  255,895   33.65    221,330   32.89    197,593   34.29     149,540    30.94    139,430     31.60
  Construction and development....   19,947    2.62     24,719    3.67     17,255    2.99      13,382     2.77      7,261      1.65
  Home equity.....................    6,596    0.87      5,800    0.86      5,505    0.96       5,276     1.09      6,398      1.45
  Second..........................   27,236    3.58     16,328    2.43     13,944    2.42      15,855     3.28     19,872      4.50
                                   --------  ------   --------  ------   --------  ------    --------  -------   --------    ------
    Total mortgage loans..........  724,926   95.31    640,336   95.16    561,442   97.43     472,869    97.83    431,054     97.68
Commercial loans..................   33,205    4.36     30,514    4.54     13,051    2.26       9,074     1.88      9,221      2.09
Consumer loans....................    2,488    0.33      2,012    0.30      1,775    0.31       1,393     0.29      1,023      0.23
                                   --------  ------   --------  ------   --------  ------    --------  -------   --------    ------
    Total gross loans, excluding
      money market loan
      participations..............  760,619  100.00%   672,862  100.00%   576,268  100.00%    483,336   100.00%   441,298    100.00%
                                             ======             ======             ======               ======              =======
Less:
  Unadvanced funds on loans.......  (43,030)           (35,746)           (26,096)             (9,352)            (11,950)
  Deferred loan origination fees..   (1,030)            (1,550)            (1,604)             (1,562)             (1,326)
  Unearned discounts..............        -                (10)               (10)                (10)               (289)
                                   --------           --------           --------            --------            --------
    Total loans, excluding money
      market loan participations..  716,559            635,556            548,558             472,412             427,733
Money market loan participations..   28,250             15,400             44,300              24,000              52,950
                                   --------           --------           --------            --------            --------
    Total loans, net               $744,809           $650,956           $592,858            $496,412            $480,683
                                   ========           ========           ========            ========           =========

     Many of the Company's borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed 8.0% of the Brookline's core capital (stockholders' equity exclusive of unrealized gains or losses on securities available for sale, net of income taxes, which, at December 31, 2000, amounted to $204.3 million). At December 31, 2000, the largest borrower had aggregate loans outstanding of $15.4 million, or 7.5% of core capital. Including this borrower, there were 27 borrowers each with aggregate loans outstanding at December 31, 2000 in excess of $5.0 million, the cumulative total of which was $200.6 million, or 28.0% of loans outstanding, exclusive of money market loan participations. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

     The following table shows the contractual maturity and repricing dates of the Company's loan portfolio at December 31, 2000 The table does not include prepayments or scheduled principal amortization.

                                                                   AT DECEMBER 31, 2000
                                        -----------------------------------------------------------------------------------
                                                 REAL ESTATE MORTGAGE LOANS                        OTHER
                                        -------------------------------------------     HOME     COMMERCIAL
                                          ONE-TO-          COMMERCIAL  CONSTRUCTION  EQUITY AND     AND       MONEY MARKET
                                          FOUR     MULTI-     REAL         AND         SECOND     CONSUMER       LOAN
                                          FAMILY   FAMILY    ESTATE    DEVELOPMENT    MORTGAGE     LOANS     PARTICIPATIONS
                                        --------   ------  ----------  ------------  ----------  ----------  --------------
                                                                      (IN THOUSANDS)
Amounts due (1):
  Within one year.....................  $ 28,095  $ 68,924  $ 45,917     $11,066     $15,177     $21,450         $28,250
                                        --------  --------  --------     -------     -------     -------         -------

After one year:
  More than one year to three years...    23,911    99,142    80,450           -         909       4,597               -
  More than three years to five years.    52,468    74,982    74,149       2,285       1,401       1,996               -
  More than five years to ten  years..     9,808    49,445    44,975           -         879         210               -
  More than ten years.................        92       462     4,799           -           -           -               -
                                        --------  --------  --------    --------    --------     -------         -------
    Total due after one year..........    86,279   224,031   204,373       2,285       3,189       6,803               -
                                        --------  --------  --------    --------    --------     -------         -------
    Total amount due..................  $114,374  $292,955  $250,290    $ 13,351    $ 18,366     $28,253         $28,250
                                        ========  ========  ========    ========    ========     =======         =======
Less:
  Deferred loan origination fees.

    Net loans....................


                                      AT DECEMBER 31, 2000
                                      --------------------
                                           TOTAL
                                           LOANS
                                           -----
                                      (IN THOUSANDS)
Amounts due (1):
  Within one year.....................  $218,879
                                        --------

After one year:
  More than one year to three years...   209,009
  More than three years to five years.   207,281
  More than five years to ten  years..   105,317
  More than ten years.................     5,353
                                         -------
    Total due after one year..........   526,960
                                         -------
    Total amount due..................   745,839

Less:
  Deferred loan origination fees.          (1,030)
                                         --------
    Net loans....................        $744,809
                                         ========

---------------
(1) Amounts due are net of unadvanced funds on loans.


     The following table sets forth at December 31, 2000 the dollar amount of gross loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                        DUE AFTER ONE YEAR
                                                                           -----------------------------------
                                                                              FIXED     ADJUSTABLE     TOTAL
                                                                           ---------    ----------   ---------
                                                                                        (IN THOUSANDS)
Mortgage loans:
  One-to-four family...................................................    $     996    $  85,283    $  86,279
  Multi-family.........................................................       72,518      151,513      224,031
  Commercial real estate...............................................       75,656      128,717      204,373
  Construction and development.........................................          110        2,175        2,285
  Home equity and second mortgage......................................        1,739        1,450        3,189
                                                                           ---------    ---------    ---------
     Total mortgage loans..............................................      151,019      369,138      520,157
Commercial and consumer loans..........................................        1,792        5,011        6,803
                                                                           ---------    ---------    ---------
     Total loans.......................................................    $ 152,811    $ 374,149    $ 526,960
                                                                           =========    =========    =========

NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

     The following table sets forth information regarding non-performing assets and restructured loans at the dates indicated.

                                                                                   AT DECEMBER 31,
                                                                  ----------------------------------------------
                                                                    2000      1999     1998      1997      1996
                                                                  -------   -------   -------   -------   ------
                                                                              (DOLLARS IN THOUSANDS)
Non-accrual loans (1):
  Mortgage loans:
     One-to-four family.....................................      $    -      $ -      $    -    $  230   $  428
     Multi-family...........................................           -        -           -         -      253
     Commercial real estate.................................           -        -         297       522      646
     Construction and development...........................           -        -           -         -        6
     Home equity............................................           -        -          35        51        -
   Commercial loans.........................................           -        -           -         -        -
   Consumer loans...........................................           -        -           -         -        4
                                                                  -------   -------    -------   -------  ------
           Total non-accrual loans..........................           -        -         332       803    1,337
Other real estate owned, net (2)............................           -      707       1,940     2,373    1,689
                                                                  -------   -------    -------   -------  ------
           Total non-performing assets......................      $    -     $707      $2,272    $3,176   $3,026
                                                                  =======   =======    =======   =======  ======
Restructured loans..........................................      $    -     $  -      $    -    $2,287   $5,438
                                                                  =======   =======    =======   =======  ======
Allowance for loan losses as a percent of total loans.......        1.92%    2.13%       2.21%     2.51%    2.56%
Allowance for loan losses as a percent of total
  non-performing loans (3)..................................          NM      N.M    3,943.98  1,552.05   921.91
Non-performing loans as a percent of total loans............           -        -        0.06      0.16     0.28
Non-performing assets as a percent of total assets..........           -     0.08        0.26      0.45     0.45

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

     On December 19, 2000, the Company sold its last remaining foreclosed property. For the years ended December 31, 2000, 1999 and 1998, net other real estate owned income, including gains from sales and reductions of valuation allowances, amounted to $172,000, $711,000 and $251,000, respectively.

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through provisions for loan losses based on management's on- going evaluation of the risks inherent in the Company's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral, and trends in loan delinquencies and charge-offs. The significance of any factor at a particular point in time fluctuates depending on management's assessment of circumstances.

     The Company utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time of loan approval, all loans other than one-to-four family residential mortgage loans, home equity loans and consumer loans, are assigned a rating based on all the factors considered in originating the loan. The initial loan rating is recommended by the loan officer and approved by the individuals or committee responsible for approving the loan. Loan officers are expected to recommend to the Loan Committee changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating. Problem and potential problem assets are assigned the three highest ratings. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the insured financial institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention". The Company assigns its fourth highest rating to loans meeting this designation.

     On a quarterly basis, management reviews with the Watch Committee the status of each loan assigned one of the Company's four adverse internal ratings and the judgments made in determining specific and general valuation allowances for losses. General valuation allowances represent loss allowances established to recognize the inherent risk associated with lending activities which, unlike specific allowances, have not been allocated to particular problem loans. Loans, or portions of loans, classified Loss are either charged off against valuation allowances or a specific allowance is established in an amount equal to the amount classified Loss.

     At December 31, 2000 and 1999, there were no loans which warranted specific reserves. At December 31, 2000, loans designated as Special Mention and Substandard totaled $10.7 million and $107,000, respectively. No loans were designated as Doubtful or Loss. The Substandard category included two loans secured by condominiums. The Special Mention category included eleven loans to one borrower secured by multi-family and commercial real estate properties. All of the loans designated Special Mention and Substandard at December 31, 2000 were current in their payment status.

     The Company's classification of its loans and the amount of the valuation allowances it sets aside for estimated losses are subject to review by the FDIC and the Division. Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a financial institution's valuation methodology. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowances for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loss allowances could become necessary.

     The following table sets forth activity in the Company's allowance for loan losses for the years presented in the table.

                                                                          YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                  2000          1999         1998         1997         1996
                                                ---------    ---------    ---------    ---------     --------
                                                                           (IN THOUSANDS)
Balance at beginning of year................    $ 13,874     $ 13,094      $ 12,463    $ 12,326      $12,326
Provision for loan losses...................         427          450           300           -            -
Charge-offs:
  Mortgage loans:
    One-to-four family......................           -            -             -           -            -
    Multi-family............................           -            -             -           -            -
    Commercial real estate..................           -            -             -           -          151
    Construction and development............           -            -             -           -            -
    Home equity.............................           -            -             -           -            -
    Second mortgage.........................           -            -             -           -            -
  Commercial loans..........................           -            -             -           -            -
  Consumer loans............................          10            -             1           6           15
  Money market loan participations..........           -            -             -           -            -
                                                --------     --------      --------    --------      -------
      Total charge-offs.....................          10            -             1           6          166
                                                --------     --------      --------    --------      -------
Recoveries:
  Mortgage loans:
    Multi-family............................           -            -             -          25          140
    Commercial real estate..................           -          327           315           8            -
    Construction and development............           -            -             -         103           21
  Commercial loans..........................          13            -            12           -            -
  Consumer loans............................          11            3             5           7            5
                                                --------     --------      --------    --------      -------
      Total recoveries......................          24          330           332         143          166
                                                --------     --------      --------    --------      -------
Net recoveries..............................          14          330           331         137            -
                                                --------     --------      --------    --------      -------
Balance at end of year......................    $ 14,315     $ 13,874      $ 13,094    $ 12,463      $12,326
                                                ========     ========      ========    ========      =======

     The Company has experienced recoveries at least equal to or in excess of charge-offs in each of the past five years. The Company believes this favorable experience is attributable to the robust economy of the past few years and is not sustainable over normal lending cycles. When the economy is strong, an inherent higher level of risk continues to exist because of the long-term nature of the loan portfolio. Multi-family and commercial real estate loans have comprised over 70% of the Company's total loans outstanding for many years. These loans tend to have an average life of several years. The higher level of risk in such loans becomes more evident when the economy weakens.

     During 2000, 1999 and 1998, the allowance for loan losses was increased by $441,000, $780,000 and $631,000, respectively, as a result of net loan recoveries of $14,000, $330,000 and $331,000, respectively, and provision for loan losses of $427,000, $450,000 and $300,000, respectively. The increases in the allowance were made primarily because of significant growth of the loan portfolio. Total loans outstanding increased by $81.0 million in 2000, $87.0 million in 1999 and $76.1 million in 1998, exclusive of money market loan participations. Approximately half of the growth in 2000 was in the higher risk categories of multi-family and commercial real estate lending and half was in one-to-four family residential mortgage lending. Substantially all of the growth in 1999 and 1998 pertained to the higher risk areas of multi-family and commercial real estate mortgage lending.

     The following tables set forth the Company's percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                            AT DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                               2000                             1999                             1998
                                  -------------------------------  -------------------------------  -------------------------------
                                                         PERCENT                          PERCENT                          PERCENT
                                                        OF LOANS                         OF LOANS                         OF LOANS
                                             PERCENT OF  IN EACH              PERCENT OF  IN EACH              PERCENT OF  IN EACH
                                             ALLOWANCE  CATEGORY              ALLOWANCE  CATEGORY              ALLOWANCE  CATEGORY
                                             TO TOTAL   TO GROSS              TO TOTAL   TO GROSS              TO TOTAL   TO GROSS
                                   AMOUNT    ALLOWANCE    LOANS     AMOUNT    ALLOWANCE    LOANS     AMOUNT    ALLOWANCE    LOANS
                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
   One- to four-family............   $   343      2.40%     15.04%    $   262     1.89%     11.13%     $   226     1.73%     11.19%
   Multi-family...................     2,696     18.83      39.55       4,660    33.59      44.18        3,610    27.57      45.58
   Commercial real estate.........     3,104     21.68      33.65       4,526    32.62      32.89        4,214    32.18      34.29
   Construction and development...       466      3.26       2.62         824     5.94       3.67          526     4.02       2.99
   Home equity....................        66      0.46       0.87          58     0.42       0.86           55     0.42       0.96
   Second.........................       225      1.57       3.58         195     1.41       2.43           70     0.53       2.42
Commercial loans..................       389      2.72       4.36         329     2.37       4.54          379     2.89       2.26
Consumer loans....................        25      0.17       0.33          20     0.14       0.30           18     0.14       0.31
Money market loan participations..         -         -          -           -        -          -            -        -          -
Unallocated.......................     7,001     48.91          -       3,000    21.62          -        3,996    30.52          -
                                     -------   -------     ------     -------   ------      -----      -------    -----      -----
     Total allowance for loan
       losses.....................   $14,315    100.00%    100.00%    $13,874   100.00%     100.00%    $13,094    100.00%    100.00%
                                     =======   =======     ======     =======   ======      ======     =======    ======     ======


                                                                             AT DECEMBER 31,
                                          --------------------------------------------------------------------------------------
                                                            1997                                          1996
                                          ----------------------------------------      ----------------------------------------
                                                                         PERCENT                                       PERCENT
                                                                        OF LOANS                                      OF LOANS
                                                         PERCENT OF      IN EACH                       PERCENT OF      IN EACH
                                                          ALLOWANCE     CATEGORY                        ALLOWANCE     CATEGORY
                                                          TO TOTAL      TO GROSS                        TO TOTAL      TO GROSS
                                            AMOUNT        ALLOWANCE       LOANS          AMOUNT         ALLOWANCE       LOANS
                                            ------        ---------     ---------        ------         ---------     ---------
                                                                         (DOLLARS IN THOUSANDS)
     Mortgage loans:
        One- to four-family...........    $    241          1.93%        14.25%        $    202           1.64%       13.08%
        Multi-family..................       2,993         24.02         45.50            2,725          22.11        45.40
        Commercial real estate........       3,376         27.09         30.94            3,256          26.42        31.60
        Construction and development..         384          3.08          2.77              463           3.76         1.65
        Home equity...................          53          0.43          1.09               64           0.52         1.45
        Second........................          79          0.63          3.28               99           0.80         4.50
     Commercial loans.................          95          0.76          1.88              110           0.89         2.09
     Consumer loans...................          14          0.11          0.29               10           0.08         0.23
     Money market loan participations.        -              -             -                -              -            -
     Unallocated......................       5,228         41.95           -              5,397          43.78          -
                                          --------         -----         -----         --------          -----        -----
          Total allowance for loan losses $ 12,463         100.00%       100.00%       $ 12,326          100.00%      100.00%
                                          ========         ======        ======        ========          ======       ======


     The long-term nature of the Company's loan portfolio as well as the impact of economic changes make it most difficult, if not impossible, to conclude with precision the amount of loss inherent in the Bank's loan portfolio at a point in time. Ultimately, the balance of the allowance for loan losses is determined by evaluating several factors quantitatively and qualitatively and must be based on a positive response to the following questions:

       - Is the allowance adequate in relation to the estimated losses in the loan portfolio?
       - Is the provision for loan losses charged to operations reasonable in relation to the level of loss exposure resulting from changes and trends in the loan portfolio?

     The amounts allocated to loan categories in the above table are determined by consideration of several factors. Specific amounts are allocated on a loan-by-loan basis for any impairment loss as determined by applying one of the three methods cited in generally accepted accounting principles. In addition, general reserves are established based on long-term trends in loan charge-offs by category, delinquencies and the total of loans according to the Company's internal ratings.

     For the past several years, a portion of the Company's allowance for loan losses has been categorized as unallocated rather than being allocated to specific loan categories. The unallocated part of the allowance has been maintained in recognition of the inherent risks resulting from the following concentrations in the Company's portfolio: the significance of loans in the higher risk categories of multi-family, commercial real estate and construction mortgage loans and other commercial loans, concentrations in the geographic locations of properties on which such loans have been made and the aggregate amount of loans outstanding to larger borrowers. The combination of these three concentrations creates a higher than normal degree of risk in the Company's loan portfolio. The unallocated portion of the allowance tends to be a greater percent of the total allowance in periods when the economy is strong. A downturn in economic conditions in the Company's primary lending area could have adverse consequences on the collectibility of the loan portfolio in a relatively short period of time. In such circumstances, inherent risks tend to be transformed into specifically quantified risks on a loan-by-loan basis.

     The Company has no established range into which the unallocated portion of the allowance should fall. Instead, the reasonableness of the unallocated portion is considered based on management's collective assessment of all the factors cited in the beginning of this section.

     In 1996, several refinements were made in the process followed to arrive at the allowance for loan losses. Greater use was made of information derived from loan ratings. Typically, new loans are rated 1, 2 or 3, with 3 being the rating most frequently assigned. Loans rated 1 and 2 are considered to have less risk exposure than loans rated 3. In recognition of the higher inherent risk in any loans rated 3 that were not on the Watch List, a general reserve was established equal to 2.0% of the total of 3 rated loans. General reserves established by applying reserve factors to total loans by category continued to be included as part of the allowance for loan losses. The reserve factors used for such calculations were based in part on trends in the Company's charge-offs. Lower reserve factors were started to be used in 1996 when the decision was made to establish a separate general reserve for 3 rated loans. This was considered appropriate because of the large amount of general reserves created by applying a 2.0% factor to 3 rated loans. Reserves continued to be established on Watch List loans through a combination of general and specific reserves.

     Since most new loans are rated 3 at the time of origination and in light of the significant growth of the loan portfolio over the past few years, application of the process described in the preceding paragraph resulted in a substantial increase in the general reserves allocated to higher risk loan categories. Despite that, the total of the allowance for loan losses was not increased by corresponding amounts because of continued improving trends in the quality of the loan portfolio. Instead, the unallocated portion of the allowance for loan losses was reduced.

     Having used the methodology described above since 1996, it became evident that the resulting reserves allocated to performing 3 rated loans were too high. While the total of the allowance for loan losses was considered appropriate, the correlation between underlying risk exposure and the amount of reserves allocated to performing higher risk loans seemed somewhat flawed. Accordingly, in 2000, the refinements described in the following paragraphs were made to the allowance process.

     General reserves continue to be established for the inherent risk in the loan portfolio. The reserve factors applied to calculate general reserves for each of the various loan categories continue to take into consideration the Company's experience and are in line with ranges suggested by bank regulators.

     Over the long-term life cycle of the Company's loan portfolio, the rating of a loan can change resulting in it being placed on the Company's Watch List. During the last economic downturn (1990 through 1994), the total of Watch List loans ranged from approximately 7% to 10% of total loans in the higher risk categories. When the total of Watch List loans is high, reserves assigned to such loans tend to be specific and based on a loan-by-loan assessment. During the most recent five year period, the percent of total Watch List loans to total higher risk loans declined substantially due to the very strong economy. Based on the Company's experience during the last economic downturn, it is known that loans in the higher risk categories have inherent characteristics that result in their being placed on the Watch List when the economy weakens. Such risk characteristics, which exist throughout the long-term life of the Company's loans, are less obvious in good economic times. Management believes that the allowance for loan losses should include general reserves for the inherent risk in the loan portfolio when the economy is strong and Watch List loans are lower than normal. Accordingly, when Watch List loans are less than 10% of total loans in the higher risk categories, a general reserve is established equal to 3.0% of the difference between 10% of adjusted higher risk loans and the actual amount of Watch List loans. Adjusted higher risk loans equals the total of loans in the higher risk categories less the total of loans rated 1 and 2. Loans with such ratings are far less likely to be included on the Watch List. A rate higher than 3.0% is used when management believes trends suggest higher loss exposure. The amount of general reserves allocated at December 31, 2000 as a result of applying this methodology was $878,000.

     A comparison of the unallocated portion of the allowance disclosed in prior years to the unallocated amounts that would have resulted if the new methodology had been applied follows:

                                        UNDER NEW        UNDER PRIOR
                                       METHODOLOGY       METHODOLOGY
                                       -----------      ------------
  At December 31:
        1999..........................  $ 7,091           $  3,000
        1998..........................    7,200              3,996
        1997..........................    7,542              5,228
        1996..........................    7,573              5,397

     Since the economy strengthened and the quality of the loan portfolio continually improved during the past few years, a decline in the unallocated portion of the allowance of the magnitude shown in the table above should not have taken place during that time. If the new methodology were applied retroactively, as shown in the table above, the unallocated portion of the allowance would not have changed significantly from year to year. In view of the long-term average life of the Company's loan portfolio, management believes it is prudent to maintain part of the Company's allowance for loan losses as unallocated reserves in recognition of the ever-present inherent risk that exists in the Company's loan portfolio when the economy is strong and the quickness with which adverse consequences on the collectibility of the loan portfolio can arise when there is a downturn in the economy.

DEPOSITS

     Historically, deposits have been the Company's primary source of funds. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of non-interest- bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market savings accounts (referred to in the aggregate as "transaction deposit accounts") and certificate of deposit accounts. The Company offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. Brookline's deposits are obtained predominantly from customers in the Town of Brookline and surrounding communities. Lighthouse's deposits are gathered via the internet with over 75% of its business derived from customers in New England. It has customers in 49 states plus the District of Columbia. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company does not use brokers to obtain deposits.

     The following table presents the deposit activity of the Company for the periods indicated.


                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
                                                    2000          1999          1998
                                                  --------      ---------     ---------
                                                            (DOLLARS IN THOUSANDS)
Net deposits (withdrawals)....................... $ 73,254      $   2,055     $ (14,132)
Interest credited on deposit accounts............   23,231         20,711        21,198
                                                  --------      ---------     ---------
Total increase (decrease) in deposit accounts.... $ 96,485      $  22,766     $   7,066
                                                  ========      =========     =========

     Of the increase in deposits in 2000, $52.4 million was gathered by Lighthouse from the time it commenced doing business with the public in the last week of June 2000. Of that amount, approximately 20% was in interest- bearing checking accounts, 25% in money market savings accounts and 55% in certificates of deposit. Brookline experienced an 8.5% rate of deposit growth in 2000 as a result of expanded marketing efforts, the opening of a new retail branch on October 26, 2000 and branch divestitures by other financial institutions.

     The following table sets forth the distribution of the Company's average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

                                                     YEAR ENDED DECEMBER 31, 2000     YEAR ENDED DECEMBER 31, 1999
                                                    -------------------------------  -----------------------------
                                                                 PERCENT                          PERCENT
                                                                OF TOTAL   WEIGHTED               OF TOTAL WEIGHTED
                                                      AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE   AVERAGE
                                                      BALANCE   DEPOSITS     RATE      BALANCE   DEPOSITS    RATE
                                                    ---------   --------  ---------  ---------  ---------  -------
                                                                        (DOLLARS IN THOUSANDS)
NOW accounts.................................       $  50,843      9.46%    1.36%    $ 43,897       8.74%    1.23%
Savings accounts.............................          12,180      2.27     2.20       13,010       2.59     2.22
Money market savings accounts................         206,093     38.36     3.95      190,813      37.99     3.90
Non-interest-bearing demand checking accounts          14,309      2.66        -       12,387       2.46        -
                                                    ---------    ------              ---------    ------
    Total transaction deposit accounts.......         283,425     52.75     3.21      260,107      51.78     3.18
                                                    ---------    ------              ---------    ------
Certificate of deposit accounts:
  Six months or less.........................          67,991     12.66     5.69       58,841      11.72     4.56
  Over six months through 12 months..........         105,105     19.58     5.38      104,192      20.74     4.94
  Over 12 months through 24 months...........          34,762      6.47     5.51       29,150       5.80     5.38
  Over 24 months.............................          45,847      8.54     5.89       50,005       9.96     6.09
                                                    ---------    ------              ---------    ------
    Total certificate of deposit accounts....         253,705     47.25     5.57      242,188      48.22     5.14
                                                    ---------    ------             ---------     ------
    Total average deposits...................       $ 537,130    100.00%    4.33%    $502,295     100.00%    4.12%
                                                    =========    ======             =========     ======


                                                              YEAR ENDED DECEMBER 31, 1998
                                                           -------------------------------
                                                                       PERCENT
                                                                      OF TOTAL   WEIGHTED
                                                            AVERAGE    AVERAGE    AVERAGE
                                                            BALANCE   DEPOSITS     RATE
                                                           ---------  ---------  --------
                                                               (DOLLARS IN THOUSANDS)
NOW accounts...........................................    $  39,766      8.33%   1.55%
Savings accounts.......................................       14,510      3.04    2.45
Money market savings accounts..........................      164,134     34.39    3.87
Non-interest-bearing demand checking accounts..........       11,908      2.50       -
                                                           ---------   -------
    Total transaction deposit accounts.................      230,318     48.26    3.18
                                                           ---------   -------
Certificate of deposit accounts:
  Six months or less...................................       63,273     13.26    5.09
  Over six months through 12 months....................      103,478     21.68    5.40
  Over 12 months through 24 months.....................       27,369      5.73    5.62
  Over 24 months.......................................       52,850     11.07    6.25
                                                           ---------   -------
    Total certificate of deposit accounts..............      246,970     51.74    5.51
                                                           ---------   -------
    Total average deposits.............................    $ 477,288    100.00%   4.39%
                                                           =========   =======



     At December 31, 2000, the Company had outstanding $84.6 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

                                                                    WEIGHTED
                                                     AMOUNT       AVERAGE RATE
                                                   ----------    -------------
                                                       (DOLLARS IN THOUSANDS)
MATURITY PERIOD
Three months or less..........................     $ 30,849          6.25%
Over three months through six months..........       21,065          6.16
Over six months through twelve months.........       16,079          5.96
Over twelve months............................       16,593          6.31
                                                   --------
                                                   $ 84,586          6.18%
                                                   ========

BORROWED FUNDS

     The Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by all of the Company's stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government and Agency obligations in an aggregate amount equal or up to 133% of outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2000, the Company had $133.4 million in outstanding advances from the FHLB and had the capacity to increase that amount to $232.5 million. The Company expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

     The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                 2000          1999          1998
                                                               --------      ---------     ---------
                                                                       (DOLLARS IN THOUSANDS)
Advances from the FHLB:
  Average balance outstanding...........................       $120,023      $ 106,812     $  78,295
  Maximum amount outstanding at any month end
     during the year....................................        135,400        112,800        98,415
  Balance outstanding at end of year....................        133,400        108,800        94,350
  Weighted average interest rate during the year........           6.11%          6.04%         6.34%
  Weighted average interest rate at end of year.........           6.15%          5.91%         6.02%


RETURN ON EQUITY AND ASSETS

         Return on equity and assets for the years presented is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                               2000          1999         1998
                                                             --------      ---------    ---------
Return on assets (net income divided by average
   total assets).......................................        2.29%         2.31%         2.33%

Return on equity (net income divided by average
   stockholders' equity)...............................        7.83%         7.47%         7.88%

Dividend payout ratio (dividends declared per
   share divided by net income per share) .............       30.00%        28.38%           NM

Equity to assets ratio (average stockholders'
   equity divided by average total assets)..............      29.24%        30.86%        29.50%



NM - not meaningful. Not presented for the period from March 24, 1998 (the date of conversion to stock ownership) through December 31, 1998 as the dividend payout ratio calculation for that period is not meaningful.

SUBSIDIARY ACTIVITIES

     Brookline and Lighthouse are wholly-owned subsidiaries of the Company. Information as to when they were established and their activities is included elsewhere in Part I of this document.

     Brookline Securities Corp. ("BSC") is a wholly-owned subsidiary of the Company and BBS Investment Corporation ("BBS") is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2000, BSC and BBS had total assets of $47.5 million and $107.1 million, respectively, of which $46.8 million and $105.7 million, respectively, were in investment securities and short-term investments.

     160 Associates, Inc. ("Associates") is a wholly-owned subsidiary of Brookline established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust. The amount of capital Associates invested in such activity amounted to $265.9 million at December 31, 2000.

     Brookline Preferred Capital Corporation ("BPCC") is a 99.9% owned subsidiary of Associates established as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and mortgage loans) that enable it to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. At December 31, 2000, BPCC had total assets of $266.4 million, $202.1 million of which were mortgage loans originated by and acquired from Brookline.

PERSONNEL

     As of December 31, 2000, the Company had 94 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The branch located in Brookline's main office is owned by the Company. The other five branches and operations center of Brookline, and space in Waltham, Massachusetts used by Lighthouse to conduct its business are leased from unrelated third parties. The operations center is used primarily to house operations and support services. At December 31, 2000, the net book value of premises and leasehold improvements was $798,000. Refer to Note 13 of the Notes to Consolidated Financial Statements on page 43 of the Annual Report for information regarding the Company's lease commitments at December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 2000 as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the year ended December 31, 2000 appears on Page 54 of the Company's 2000 Annual Report which is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Selected Consolidated Financial Data of the Company appears on page 1 and the back of the cover page of the Company's 2000 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6 through 18 of the Company's 2000 Annual Report which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 12 through 14 of the Company's 2000 Annual Report which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary data appear on the pages indicated of the Company's 2000 Annual Report which is incorporated herein by reference:

                                                                        PAGES
  Report of Independent Certified Public Accountants...............      19
  Consolidated Balance Sheets as of December 31, 2000 and 1999.....      20
  Consolidated Statements of Income
      for the years ended December 31, 2000, 1999 and 1998.........      21
  Consolidated Statements of Comprehensive Income
      for the years ended December 31, 2000, 1999 and 1998.........      22
  Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 2000, 1999 and 1998.........      23
  Consolidated Statements of Cash Flows
      for the years ended December 31, 2000, 1999 and 1998.........      24-25
  Notes to Consolidated Financial Statements.......................      26-52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A listing of and information about the Company's Directors and Executive Officers appears on pages 3 through 5 of the Company's proxy statement dated March 9, 2001 which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          Executive Compensation is presented on page 10 of the Company's proxy statement dated March 9, 2001 which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 and 3 of the Company's proxy statement dated March 9, 2001 which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Relationships and Related Transactions are presented on page 15 of the Company's proxy statement dated March 9, 2001 which is incorporated herein by reference.


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

    (3) Exhibits: The exhibits listed below are filed herewith or incorporated herein by reference to other filings.


                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
3.1 Articles of Organization of the Company. (Exhibit 3.1 to Registration Statement (No. 333-69245) on Form S-1 filed on November 18, 1997)**

3.2      Bylaws of the Company (Exhibit 3.2 to Form S-1 filed on
         November 18, 1997)**

4 Form of Common Stock Certificate of the Company (Exhibit 4 to Form S-1 filed on November 18, 1997)**

10.1 Form of Employment Agreement (Exhibit 10.1 to Form S-1 filed on November 18, 1997)**

10.1a    Employment Agreement Between Brookline Bancorp, Inc. and
         Thomas R. Venables (Exhibit 10.1a to Form 10-Q filed on
         November 14, 2000)**

10.1b Employment Agreement Between Brookline Bancorp, Inc. and Claire S. Bean (Exhibit 10.1b to Form 10-Q filed on November 14, 2000)**

10.2 Form of Severance Agreement (Exhibit 10.2 to Form S-1 filed on November 18, 1997)**

10.3 Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (Exhibit 10.3 to Form S-1 filed on November 18, 1997)**

10.4 Supplemental Retirement Income Agreement with Susan M. Ginns (Exhibit 10.4 to Form S-1 filed on November 18, 1997)**

10.5 Supplemental Retirement Income Agreement with Charles H. Peck (Exhibit 10.5 to Form S-1 filed on November 18, 1997)**

10.6 Amended Employee Stock Ownership Plan (Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)**

10.6a Lighthouse Bank Stock Option Agreement with Thomas R. Venables (Exhibit 10.6a to Form 10-Q filed on November 14, 2000)**

10.6b Lighthouse Bank Stock Option Agreement with Claire S. Bean (Exhibit 10.6b to Form 10-Q filed on November 14, 2000)**

11 Statement Regarding Computation of Per Share Earnings - Incorporated herein by reference. (See note 15 of the Notes to Consolidated Financial Statements on page 44 of the Company's Annual Report to Stockholders).

13       2000 Annual Report to Stockholders

21       Subsidiaries of the Registrant - This information is presented in
         Part I, Item 1.  Business - Subsidiary Activities of this Report.

-----------
** Filed as part of a previous Commission filing and incorporated herein by reference.

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the year ended December 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                          BROOKLINE BANCORP, INC.


Date:  March 21, 2001                                     By: /S/  RICHARD P. CHAPMAN, JR
                                                             ---------------------------------------
                                                             Richard P. Chapman, Jr.
                                                             President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /S/ RICHARD P. CHAPMAN, JR.                          By: /S/ PAUL R. BECHET
     --------------------------------------------            ---------------------------------------------
     Richard P. Chapman, Jr., President, Chief                Paul R. Bechet, Senior Vice President and
     Executive Officer and Director                           Chief Financial Officer
     (Principal Executive Officer)                            (Principal Financial and Accounting Officer)

Date:  March 21, 2001                                     Date:  March 21, 2001


By:  /S/ OLIVER F. AMES                                   By:
     --------------------------------------------             --------------------------------------------
     Oliver F. Ames, Director                                 Hollis W. Plimpton, Director


By:                                                       By:
     --------------------------------------------             --------------------------------------------
     Dennis S. Aronowitz, Director                            Edward D. Rowley, Director


By:                                                       By: /S/ JOSEPH J. SLOTNIK
     --------------------------------------------             --------------------------------------------
     George C. Caner, Jr., Director                           Joseph J. Slotnik, Director


By:  /S/ DAVID C. CHAPIN                                  By: /S/ WILLIAM V. TRIPP, III
     ---------------------------------------------            --------------------------------------------
     David C. Chapin, Director                                William V. Tripp, III, Director


By:  /S/ WILLIAM G. COUGHLIN                              By:
     --------------------------------------------             --------------------------------------------
     William G. Coughlin, Director                            Rosamond B. Vaule, Director


By:                                                       By: /S/ PETER O. WILDE
     --------------------------------------------             --------------------------------------------
     John L. Hall, II, Director                               Peter O. Wilde, Director


By:  /S/ CHARLES H. PECK                                  By: /S/ FRANKLIN WYMAN, JR.
     --------------------------------------------             --------------------------------------------
     Charles H. Peck, Director                                Franklin Wyman, Jr., Director
