Form 10-Q
period 2001-03-31
BROOKLINE BANCORP INC
filed 2001-05-04
CIK 1049782

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________


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
YES     X      NO
    ---------    ------

          Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          Common Stock, $0.01 par value - 27,430,572 shares outstanding as of May 2, 2001.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


PART I               FINANCIAL INFORMATION                                                  PAGE
------               ---------------------                                                  ----

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                     as of March 31, 2001 and December 31, 2000                               1

                     Consolidated Statements of Income for the three months
                     ended March 31, 2001 and 2000                                            2

                     Consolidated Statements of Comprehensive Income for the
                     three months ended March 31, 2001 and 2000                               3

                     Consolidated Statements of Changes in Stockholders'
                     Equity for the three months ended March 31, 2001 and 2000                4

                     Consolidated Statements of Cash Flows for the three
                     months ended March 31, 2001 and 2000                                     6

                     Notes to Unaudited Consolidated Financial Statements                     8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               13

Item 3.              Quantitative and Qualitative Disclosures about Market Risks             20

PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                                       21

Item 2.              Changes in Securities                                                   21

Item 3.              Defaults Upon Senior Securities                                         21

Item 4.              Submission of Matters to a Vote of Security Holders                     21

Item 5.              Other Information                                                       21

Item 6.              Exhibits and Reports on Form 8-K                                        21

                     Signature Page                                                          22


PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2001               2000
                                                                             -------------      --------------
                                                                              (UNAUDITED)

          ASSETS
Cash and due from banks................................................       $     12,498      $     13,505
Short-term investments.................................................             55,884            66,870
Securities available for sale..........................................            158,394           149,361
Securities held to maturity (market value of $37,849
  and $50,337, respectively)...........................................             37,661            50,447
Restricted equity securities...........................................              7,464             7,145
Loans, excluding money market loan participations......................            745,700           716,559
Money market loan participations.......................................             41,000            28,250
Allowance for loan losses..............................................            (14,483)          (14,315)
                                                                                 ---------        ----------
     Net loans.........................................................            772,217           730,494
                                                                                 ---------        ----------
Other investment ......................................................              3,450             3,360
Accrued interest receivable............................................              5,878             6,521
Bank premises and equipment, net.......................................              3,770             3,768
Deferred tax asset.....................................................              4,458             3,999
Other assets...........................................................                624               680
                                                                                 ---------        ----------
     Total assets......................................................       $  1,062,298      $  1,036,150
                                                                                 =========         =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...............................................................       $    627,994      $    608,621
Borrowed funds.........................................................            133,400           133,400
Mortgagors' escrow accounts............................................              4,448             3,762
Income taxes payable...................................................              2,801               169
Accrued expenses and other liabilities.................................              7,516             7,613
                                                                                 ---------        ----------
     Total liabilities.................................................            776,159           753,565
                                                                                 ---------        ----------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    none issued........................................................                  -                 -
  Common stock, $.01 par value; 45,000,000 shares authorized,
     29,641,500 shares issued..........................................                296               296
  Additional paid-in capital...........................................            140,339           140,327
  Retained earnings....................................................            168,949           165,210
  Accumulated other comprehensive income...............................              5,962             6,244
  Treasury stock, at cost - 2,190,928 shares
    and 2,185,928 shares, respectively.................................            (23,052)          (22,987)
  Unearned compensation - recognition and retention plan...............             (1,028)           (1,070)
  Unallocated common stock held by ESOP - 446,750 shares
   and 455,771 shares, respectively....................................             (5,327)           (5,435)
                                                                                 ---------        ----------
     Total stockholders' equity........................................            286,139           282,585
                                                                                 ---------        ----------
     Total liabilities and stockholders' equity........................       $  1,062,298      $  1,036,150
                                                                                 =========        ==========

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------
                                                                                             2001            2000
                                                                                          ---------        --------
                                                                                                 (UNAUDITED)

Interest income:
  Loans, excluding money market loan participations........................              $  14,964       $  13,189
  Money market loan participations.........................................                    539             250
  Debt securities..........................................................                  2,674           2,859
  Marketable equity securities.............................................                    196             259
  Restricted equity securities.............................................                    129             110
  Short-term investments...................................................                  1,037             217
                                                                                            ------         -------
     Total interest income.................................................                 19,539          16,884
                                                                                            ------         -------

Interest expense:
  Deposits.................................................................                  6,855           5,340
  Borrowed funds...........................................................                  2,050           1,603
                                                                                            ------         -------
     Total interest expense ...............................................                  8,905           6,943
                                                                                            ------         -------
Net interest income........................................................                 10,634           9,941
Provision for loan losses..................................................                    164             150
                                                                                            ------         -------
     Net interest income after provision for loan losses...................                 10,470           9,791
                                                                                            ------         -------

Non-interest income:
  Fees and charges.........................................................                    297             203
  Gains on sales of securities, net........................................                  2,802           2,342
  Other real estate owned income, net......................................                    -                18
  SWAP market valuation charge.............................................                   (142)            -
  Other income.............................................................                    131              71
                                                                                            ------         -------
     Total non-interest income.............................................                  3,088           2,634
                                                                                            ------         -------

Non-interest expense:
  Compensation and employee benefits.......................................                  2,273           1,586
  Recognition and retention plan...........................................                     42             397
   Occupancy...............................................................                    312             187
  Equipment and data processing............................................                    861             291
  Advertising and marketing................................................                    512             180
   Internet bank start-up..................................................                      -             567
  Other ...................................................................                    671             477
                                                                                            ------         -------
     Total non-interest expense............................................                  4,671           3,685
                                                                                            ------         -------

Income before income taxes.................................................                  8,887           8,740
Provision for income taxes.................................................                  3,256           3,116
                                                                                            ------         -------
     Net income............................................................              $   5,631       $   5,624
                                                                                            ======         =======

Weighted average common shares
  outstanding during the period............................................             26,884,552      27,154,027
                                                                                        ==========      ==========

Basic and diluted earnings per common share................................                $  0.21         $  0.21
                                                                                              ====            ====

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                     2001          2000
                                                                                  ---------     ----------
                                                                                         (UNAUDITED)

Net income.................................................................        $ 5,631      $  5,624
                                                                                     -----         -----

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses)........................................          2,273        (1,092)
  Income tax expense (benefit).............................................            831          (396)
                                                                                     -----        ------
        Net unrealized holding gains (losses)..............................          1,442          (696)
                                                                                     -----        ------

  Less reclassification adjustment for gains included in net income:
     Realized gains........................................................          2,802         2,342
     Income tax expense....................................................          1,078           840
                                                                                     -----        ------
        Net reclassification adjustment....................................          1,724         1,502
                                                                                     -----         -----

        Total other comprehensive loss.....................................           (282)       (2,198)
                                                                                     -----         -----

Comprehensive income.......................................................        $ 5,349      $  3,426
                                                                                     =====         =====


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                UNEARNED    UNALLOCATED
                                                                     ACCUMULATED              COMPENSATION-   COMMON
                                              ADDITIONAL               OTHER                  RECOGNITION     STOCK       TOTAL
                                      COMMON   PAID-IN    RETAINED  COMPREHENSIVE  TREASURY  AND RETENTION   HELD BY   STOCKHOLDERS'
                                      STOCK    CAPITAL    EARNINGS     INCOME       STOCK         PLAN         ESOP       EQUITY
                                    --------  ---------- -----------  --------     --------      ------       ------   -------------

Balance at December 31, 1999....... $  296   $ 140,355   $  150,098  $   7,759   $  (16,334)   $  (2,316)  $ (5,058)    $274,800

Net income.........................      -         -          5,624          -            -            -          -        5,624

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.....      -         -              -     (2,198)           -            -          -       (2,198)

Common stock dividend of
   $0.06 per share.................      -         -         (1,655)         -            -            -          -       (1,655)

Treasury stock purchases
   (473,614  shares)...............      -         -              -          -       (4,493)           -          -       (4,493)

Compensation under recognition
   and retention plan..............      -         -              -          -            -          397          -          397

Common stock acquired by ESOP
   (84,386 shares).................      -         -              -          -            -            -       (802)        (802)

Common stock held by ESOP
   committed to be released
   (8,952 shares)..................      -        (14)            -          -            -            -        108           94
                                      -----    -------       --------   -------      -------       -----     ------       -------

Balance at March 31, 2000.......... $  296  $ 140,341     $ 154,067    $ 5,561     $(20,827)    $ (1,919)  $ (5,752)    $271,767
                                      ====    =======        =======    =======      ======        =====     =======     =======


                                   (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                UNEARNED    UNALLOCATED
                                                                     ACCUMULATED              COMPENSATION-   COMMON
                                              ADDITIONAL               OTHER                  RECOGNITION     STOCK       TOTAL
                                      COMMON   PAID-IN    RETAINED  COMPREHENSIVE  TREASURY  AND RETENTION   HELD BY   STOCKHOLDERS'
                                      STOCK    CAPITAL    EARNINGS     INCOME       STOCK         PLAN         ESOP       EQUITY
                                    --------  ---------- -----------  --------     --------      ------       ------   -------------

Balance at December 31, 2000....... $  296    $ 140,327   $ 165,210   $ 6,244     $ (22,987)   $ (1,070)    $ (5,435)   $ 282,585

Net income.........................      -            -       5,631         -             -           -            -        5,631

Unrealized loss on securities
   available for sale, net of
   reclassification adjustment.....      -            -           -      (282)            -           -            -         (282)

Common stock dividend of
   $0.07 per share.................      -            -      (1,892)        -             -           -            -       (1,892)

Treasury stock purchases
     (5,000 shares)................      -            -           -         -           (65)          -            -          (65)

Compensation under recognition
   and retention plan..............      -            -           -         -             -          42            -           42

Common stock held by ESOP
   committed to be released
   (9,021 shares)..................      -           12           -         -             -           -          108          120
                                    --------  ---------- -----------  --------     --------      ------       ------    ---------
Balance at March 31, 2001.......... $  296    $ 140,339   $ 168,949   $ 5,962     $ (23,052)   $ (1,028)    $ (5,327)   $ 286,139
                                    ========  ========== ===========  ========     ========      ======       ======    =========


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                     2001                   2000
                                                                                  ------------          -----------
                                                                                              (UNAUDITED)

Cash flows from operating activities:
  Net income...........................................................           $  5,631                $   5,624
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses........................................                164                      150
      Release of ESOP shares...........................................                120                       94
      Depreciation and amortization....................................                297                      127
      Amortization, net of accretion, of securities premiums
        and discounts..................................................                 68                      339
      Accretion of deferred loan origination fees
        and unearned discounts.........................................               (103)                    (130)
      Net gains from sales of securities available for sale............             (2,802)                  (2,342)
      Equity interest in earnings of other investment..................                (90)                     (55)
      SWAP market valuation charge.....................................                142                        -
      Compensation under recognition and retention plan................                 42                      397
      Deferred income taxes............................................               (212)                    (312)
      (Increase) decrease in:
        Accrued interest receivable....................................                643                      138
        Other assets...................................................                 56                     (142)
      Increase (decrease) in:
        Income taxes payable...........................................              2,632                     (378)
        Accrued expenses and other liabilities.........................               (239)                    (279)
                                                                                   -------                  --------
          Net cash provided from operating activities..................              6,349                    3,231
                                                                                   -------                  --------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale.......              2,909                    2,765
  Proceeds from redemptions and maturities of securities
    available for sale.................................................              6,521                   16,137
  Proceeds from redemptions and maturities of securities
    held to maturity...................................................             12,680                   16,041
  Purchase of securities available for sale............................            (16,152)                 (12,431)
  Purchase of Federal Home Loan Bank of Boston stock...................               (319)                       -
  Net increase in loans................................................            (29,034)                 (25,459)
  Proceeds from sales of participations in loans.......................              -                        7,383
  Purchase of bank premises and equipment..............................               (299)                    (867)
  Proceeds from sales of other real estate owned.......................                   -                       6
                                                                                   ------------             ---------
          Net cash provided from (used for) investing activities.......            (23,694)                   3,575
                                                                                   -------                  ---------

                                                                     (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                -----------------------------
                                                                                   2001               2000
                                                                                -----------        ----------
                                                                                          (UNAUDITED)

Cash flows from financing activities:
  Increase in demand deposits and NOW, savings and
    money market savings accounts......................................          $  33,782         $   9,959
  Increase (decrease) in certificates of deposit.......................            (14,409)            2,430
  Repayment of Federal Home Loan Bank of Boston advances...............               -               (2,000)
  Increase in mortgagors' escrow deposits..............................                686               418
  Purchase of common stock for ESOP....................................               -                 (802)
  Purchase of treasury stock...........................................                (65)           (4,493)
  Payment of dividends on common stock.................................             (1,892)           (1,655)
                                                                                   -------           -------
        Net cash provided from financing activities....................             18,102             3,857
                                                                                   -------           -------

Net increase in cash and cash equivalents..............................                757            10,663
Cash and cash equivalents at beginning of period.......................            108,625            33,038
                                                                                   -------           -------

Cash and cash equivalents at end of period.............................          $ 109,382         $  43,701
                                                                                   =======            ======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest on deposits and borrowed funds............................          $   8,924         $   6,948
    Income taxes.......................................................                834             3,795


See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.


(2)      LIGHTHOUSE BANK (DOLLARS IN THOUSANDS)

        On April 12, 2000, the Company received regulatory approval for Lighthouse Bank ("Lighthouse") to commence operations as New England's first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25,000 capital investment in Lighthouse at the beginning of May 2000. Lighthouse commenced doing business with the public in the last week of June 2000. Its activities through June 30, 2000 were concentrated primarily on obtaining and training qualified personnel, installation of computer equipment, establishment of operating policies and procedures, and development of marketing strategies. Expenses incurred prior to the legal incorporation of Lighthouse (April 27, 2000) are considered to have been start-up expenses. A summary of Lighthouse expenses for the three months ended March 31, 2001 and 2000 is as follows:


                                                        OPERATING EXPENSES               START-UP EXPENSES
                                                          THREE MONTHS                     THREE MONTHS
                                                               ENDED                            ENDED
                                                           MARCH 31, 2001                  MARCH 31, 2000
                                                        -------------------              -----------------
        Compensation and benefits................            $    535                         $   295
        Occupancy................................                  71                              68
        Equipment and data processing............                 483                              32
        Advertising and marketing................                 358                              84
        Professional services....................                  13                              58
        Other....................................                 136                              30
                                                               ------                           -----
                                                             $  1,596                         $   567
                                                                =====                           =====

        In April 2001, the Company decided to pursue the sale of Lighthouse to a third party or to merge Lighthouse into Brookline Savings Bank ("Brookline"). It is expected that the sale or merger will take place in the second or third quarter of 2001. In this regard, an after-tax restructuring charge in the range of $3.0 million is expected to be taken in the second quarter of 2001. This estimate does not take into consideration any revenues that might result from the sale of Lighthouse or any savings from contract negotiations and state income tax benefits that might result from a merger. Lighthouse will continue to incur operating losses until it is sold or merged.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

(3)      BUSINESS SEGMENTS (DOLLARS IN THOUSANDS)

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

                                                                       ALL        CONSOLIDATION
                                          BROOKLINE     LIGHTHOUSE    OTHER        ADJUSTMENTS     CONSOLIDATED
        AT OR FOR THE THREE MONTHS        ---------     ----------    -----        -----------     ------------
        ENDED MARCH 31, 2001
        --------------------------
        Interest income                   $  17,991     $  1,272     $  2,379      $   (2,103)      $   19,539
        Interest expense                      8,559          799           -             (453)           8,905
        Provision for loan losses               110           54           -               -               164
        Securities gains                      2,802           -            -               -             2,802
        Other non-interest income               203           22           90             (29)             286
        Non-interest expense                  2,877        1,596          198               -            4,671
        Income tax expense (benefit)          3,438         (404)         222               -            3,256
        Net income (loss)                     6,012         (751)       2,049          (1,679)           5,631

        Total loans, excluding money
        market loan participations        $ 694,625     $ 51,075     $     -       $        -       $  745,700
        Total deposits                      586,444       65,413           -          (23,863)         627,994
        Total assets                        952,982       87,294      293,344        (271,322)       1,062,298


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                         ALL        CONSOLIDATION
                                          BROOKLINE     LIGHTHOUSE      OTHER        ADJUSTMENTS     CONSOLIDATED
        AT OR FOR THE THREE MONTHS        ---------     ----------      -----        -----------     ------------
        ENDED MARCH 31, 2001
        --------------------------
         Interest income                    $ 16,111    $    -         $  9,063      $   (8,290)     $   16,884
         Interest expense                      7,058         -              -              (115)          6,943
         Provision for loan losses               150         -              -              -                150
         Securities gains                      2,342         -              -              -              2,342
         Other non-interest income               261         -               55             (24)            292
         Start-up expenses                     -            567             -              -                567
         Other non-interest expense            2,990         -              128            -              3,118
         Income tax expense (benefit)          3,020       (237)            333            -              3,116
         Net income (loss)                     5,496       (330)          8,657          (8,199)          5,624

         Total loans, excluding money
           market loan participations      $ 653,765    $    -         $    -       $      -         $  653,765
         Total deposits                      524,525         -              -              -            524,525
         Total assets                        858,541         -          277,485        (221,575)        914,451


(4)     EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

        The components of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 are as follows:


                                                                   WEIGHTED                 NET INCOME
                                           NET INCOME             AVERAGE SHARES             PER SHARE
                                     --------------------    -------------------------    ---------------
                                        2001       2000         2001          2000         2001      2000
                                     ----------  --------   -------------  ------------    ----      ----
                                         (IN THOUSANDS)
        Three months
        ENDED MARCH 31,
        Basic                        $ 5,631    $ 5,624      26,884,552    27,154,027    $ 0.21    $ 0.21
        Effect of dilutive
           stock options                -         -             107,474        -            -        -
                                     --------  ---------     -----------   ----------     -----   -------
        Dilutive                     $ 5,631    $ 5,624      26,992,026    27,154,027    $ 0.21    $ 0.21
                                       =====      =====      ==========    ==========      ====     =====




(5)      ACCUMULATED OTHER COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

        Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 2001 and December 31, 2000, such taxes amounted to $3,393 and $3,641, respectively.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

(6)     COMMITMENTS AND SWAP AGREEMENT (DOLLARS IN THOUSANDS)

        At March 31, 2001, the Company had outstanding commitments to originate loans of $64,727, $45,620 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $24,109, $13,581 of which were equity lines of credit.

        Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest income received (expense paid) for the three months ended March 31, 2001 and 2000 was $(1) and $2, respectively.

        Effective January 1, 2001, the Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". That Statement requires the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company's interest-rate swap agreement did not meet the criteria to designate it as a hedging instrument. Accordingly, changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. The pre-tax unrealized loss of $20 in the swap agreement as of January 1, 2001 was not accounted for as the effect of a change in accounting principle due to immateriality. Instead, that amount was included in the pre-tax charge to earnings of $142 for the three months ended March 31, 2001 resulting from accounting for the swap agreement on a fair value basis.

(7)     DIVIDEND DECLARATION

        On April 19, 2001, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.07 per share of common stock to shareholders of record as of April 30, 2001 and payable on May 15, 2001.

(8) 1999 STOCK OPTION PLAN AND 1999 RECOGNITION AND RETENTION PLAN (DOLLARS IN THOUSANDS)

        On April 15, 1999, the stockholders approved the Company's 1999 Stock Option Plan (the "Stock Option Plan") and the 1999 Recognition and Retention Plan (the "RRP").

        Under the Stock Option Plan, 1,367,465 shares of the Company's common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options were incentive stock options and 855,040 options were non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. As of March 31, 2001, 671,300 options had vested, 21,000 options were forfeited and none were exercised.

        Under the RRP, 546,986 shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

        April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. As of March 31, 2001, 428,707 shares had vested and 3,850 shares had been forfeited . Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Expense for the three months ended March 31, 2001 and 2000 was $42 and $397, respectively.

(9)     EMPLOYEE STOCK OWNERSHIP PLAN (DOLLARS IN THOUSANDS)

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

        For the three months ended March 31, 2001 and 2000, $120 and $85, respectively, were charged to compensation and employee benefits expense based on the commitment to release 9,021 and 8,952 shares, respectively, to eligible employees.

(10)    PENSION BENEFITS (IN THOUSANDS)

        On July 6, 2000, the Board of Directors of Brookline voted to terminate, effective September 30, 2000, Brookline's defined benefit pension plan, a non-contributory qualified retirement plan for eligible employees (the "Plan"). In connection with the termination of the Plan, eligible employees are being offered a single sum settlement equal to the value of their benefits under the Plan. In addition, a portion of the surplus of the Plan will be used to enhance benefits of eligible employees. Final Plan termination is subject to approval by the Internal Revenue Service and is expected to result in an after-tax gain in the second quarter of 2001 in the range of $1,700. The actual amount of the gain will be determined based on economic conditions as of future dates in time.

        Brookline amended its 401(k) plan so that, effective January 1, 2001, it will contribute an amount equal to 5% of the compensation of eligible employees. A similar defined contribution plan was established for Lighthouse employees effective May 1, 2000. The total amounts charged (credited) to earnings related to the pension plans for the three months ended March 31, 2001 and 2000 were $71 and $(10), respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MUTUAL HOLDING COMPANY STRUCTURE

Brookline Bancorp, Inc. (the "Company") was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (the "Bank") upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 53% of the Company's shares of common stock were issued to Brookline Bancorp, MHC, a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. At March 31, 2001, Brookline Bancorp, MHC owned 56.18% of the Company's outstanding common stock.

CONVERSION TO A FEDERAL CHARTER

On February 21, 2001, the Board of Directors approved a plan to convert the Company's charter from a Massachusetts corporation regulated by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision. The charter conversion was approved by the stockholders of the Company on April 19, 2001 and is subject to approval by regulators.

Among other things, the charter conversion will permit the MHC to waive the receipt of dividends paid by the Company without causing dilution to the ownership interests of the Company's minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends will increase Company resources available for stock repurchases, payment of dividends to minority stockholders and investments.

LIGHTHOUSE BANK

On August 12, 1999, the Company filed an application with bank regulators to form a new wholly-owned Massachusetts-chartered stock savings bank subsidiary to be called Lighthouse Bank ("Lighthouse"). On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England's first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25 million capital investment in Lighthouse at the beginning of May 2000. See notes 2 and 3 of the notes to the unaudited consolidated financial statements on pages 8 through 10 herein for information about the start-up expenses and operating results of Lighthouse and "Future Events" below.

FUTURE EVENTS

In April 2001, the Company decided to sell Lighthouse to a third party or to merge it into Brookline. That decision was reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability.

It is expected that Lighthouse will be sold to a third party or merged into Brookline in the second or third quarter of 2001. In this regard, an after-tax restructuring charge in the range of $3.0 million is expected to be taken in the second quarter of 2001. This estimate does not take into consideration any revenues that might result from the sale of Lighthouse or any savings from contract negotiations and state income tax benefits that might result from a merger. Lighthouse will continue to incur operating losses until it is sold or merged.

The restructuring charge relating to Lighthouse is expected to be partially offset by an after-tax gain in the range of $1.7 million from termination of the Company's defined benefit pension plan. Termination of the plan is subject to approval by the Internal Revenue Service and the actual amount of the gain will be determined based on economic conditions as of future dates in time. The defined benefit plan will be replaced with a defined contribution plan. See note 10 of the notes to the unaudited financial statements on page 12 herein for additional information about this matter.

For each of the past eight quarters, the Company has realized after-tax gains from the sale of marketable equity securities in the range of $1.1 million to $1.7 million. These gains have effectively offset Lighthouse losses and recognition and retention plan expense. It is not expected that securities gains will be realized in the second quarter of 2001. Operating earnings, exclusive of Lighthouse, should continue to be in the range experienced during the past several quarters. Achievement of all the projections mentioned herein will depend in part on factors outside the control of the Company and, accordingly, cannot be assured.

This quarterly report on form 10-Q contains statements about future events that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, but are not limited to, (1) higher or lower than expected net expenses relating to the contemplated sale or merger of Lighthouse; (2) the extent or timing of realization of the estimated gain from the termination of the Company's pension plan; (3) difficulties encountered in completing the Company's charter conversion plans; (4) a significant increase in competitive pressures among depository institutions; (5) changes in the interest rate environment; (6) less favorable general economic conditions; and (7) adverse legislation or regulatory changes affecting the Company's business.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

Total assets increased $26.1 million, or 2.5%, from $1.036 billion at December 31, 2000 to $1.062 billion at March 31, 2001. Of that growth, $12.3 million occurred at Lighthouse.

Excluding money market loan participations, the loan portfolio increased $29.1 million, or 4.1%, since December 31, 2000, $17.7 million of which occurred at Lighthouse. Substantially all of the loan growth at Lighthouse was in the residential mortgage loan sector. Loan growth at Brookline was primarily in the multi-family and commercial real estate mortgage sectors. Money market loan participations amounted to $41.0 million at March 31, 2001 compared to $28.3 million at December 31, 2000. Generally, the participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative investment to lower yielding short-term investments.

Securities available for sale and held to maturity declined modestly in the aggregate from $199.8 million at December 31, 2000 to $196.1 million at March 31, 2001. Between those dates, investments in corporate obligations and U.S. Government and Agency obligations declined $6.8 million and $4.0 million, respectively, while investments in collateralized mortgage obligations increased $7.7 million to $76.8 million at March 31, 2001. Most of the corporate and U.S. Government and Agency obligations mature within two years and the collateralized mortgage obligations generally mature within three or four years.

Total deposits were $628.0 million at March 31, 2001 compared to $608.6 million at December 31, 2000, an increase of $19.4 million, or 3.2%. Between those dates, deposits at Lighthouse grew $13.0 million, or 24.8%, $12.3 million of which was in NOW accounts and money market savings accounts. During the first quarter of 2001, Brookline's transaction deposit accounts grew $21.5 million while its certificate of deposit accounts declined $15.1 million. Much of the decline and part of the increase resulted primarily from the transfer of funds in maturing high yielding six month certificates of deposit into premium money market savings accounts.

Total borrowed funds remained unchanged at $133.4 million during the first quarter of 2001. Such funds, all of which were advances from the Federal Home Loan Bank of Boston ("FHLB"), were borrowed in connection with the Company's management of the interest rate sensitivity of its assets and liabilities.

Total stockholders' equity increased from $282.6 million at December 31, 2000 to $286.1 million at March 31, 2001 primarily as a result of net earnings for the first quarter of 2001 of $5.6 million and cash dividends paid to stockholders of $1.9 million, or $0.07 per share. During the quarter, the Company repurchased 5,000 shares of its common stock. As of March 31, 2001, the Company can purchase an additional 262,381 shares under a repurchase plan approved on March 10, 2000.

Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains amounted to $9.4 million ($6.0 million on an after-tax basis) at March 31, 2001 and $9.9 million ($6.2 million on an after-tax basis) at December 31, 2000. The net decrease is after realization of $2.8 million ($1.7 million on an after-tax basis) of gains from sales of marketable equity securities during the first quarter of 2001.

NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2001                2000
                                                                           ---------          ------------
                                                                              (DOLLARS IN THOUSANDS)

             Non-accrual loans                                             $      -             $      -
             Other real estate owned                                              -                    -
                                                                          ----------           ----------
                   Total non-performing assets                             $      -             $      -
                                                                          ==========           ==========

             Restructured loans                                            $      -             $      -
                                                                          ==========           ===========

             Allowance for loan losses                                     $ 14,483             $ 14,315
                                                                          ==========           ===========

             Allowance for loan losses as a percent
               of total loans                                                  1.84%                1.92%
             Allowance for loan losses as a percent
               of total loans, excluding money market
               participation loans                                             1.94%                2.00%
             Non-accrual loans as a percent of total loans                        -%                   -%
             Non-performing assets as a percent of
               total assets                                                       -%                   -%


In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. Impaired loans amounted to $106,000 at March 31, 2001 and $107,000 at December 31, 2000. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the three months ended March 31, 2001 and 2000, recoveries of loans previously charged off amounted to $4,000 and $3,000, respectively, and there were no loan charge-offs. Despite net loan recoveries and no non-performing loans at March 31, 2001, the Company increased its allowance for loan losses by providing $164,000 and $150,000 as charges to earnings in the first quarter of 2001 and 2000, respectively. Management deemed it prudent to increase the allowance in light of the $29.1 million and $18.2 million increase in net loans outstanding in the first three months of 2001 and 2000, respectively (exclusive of money market loan participations). Over 60% of the net loan growth in the first quarter of 2001 was in residential mortgage loans while most of the net loan growth in the first quarter of 2000 occurred in the higher risk categories of multi-family and commercial real estate mortgage loans. Of the total provision in the 2001 period, $54,000 was charged to Lighthouse in recognition of its lending activity. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

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

Net income for the three months ended March 31, 2001 and 2000 remained the same at $5.6 million, or $0.21 per share. Basic and diluted earnings per share were the same in each of the quarterly periods. The 2001 quarter included gains from sales of marketable equity securities of $2.8 million ($1.7 million on an after-tax basis, or $0.07 per share) compared to $2.3 million ($1.5 million on an after-tax basis, or $0.06 per share) in the 2000 quarter. The 2001 and 2000 quarters also included expenses related to the 1999 recognition and retention plan ("RRP") of $42,000 ($24,000 on an after-tax basis, or $0.00 per share) and $397,000 ($231,000 on an after-tax basis, or $0.01 per share), respectively, and after-tax net losses related to Lighthouse of $751,000 ($0.03 per share) and $369,000 ($0.01 per share), respectively. Excluding these expenses and the securities gains, and adding back the foregone income on the Company's $25 million investment in Lighthouse made at the beginning of May 2000, net operating income was $4.9 million, or $0.18 per share, in the 2001 quarter compared to $4.7 million, or $0.17 per share, in the 2000 quarter.

Average earning assets were $130 million, or 14%, higher in the first quarter of 2001 compared to the first quarter of 2000. Of this increase, $50 million related to the activities of Lighthouse. The improved operating results derived from this asset growth was offset in part by a decline in interest rate spread from 2.97% in the 2000 quarter to 2.68% in the 2001 quarter. The decline was primarily attributable to higher rates paid on six month certificates of deposit obtained through promotions initiated in the fourth quarter of 2000 and three reductions in the federal funds rate by the Federal Reserve in the first quarter of 2001.

AVERAGE BALANCE SHEETS AND INTEREST RATES

The following table sets forth certain information relating to the Company for the three months ended March 31, 2001 and 2000. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------------------------------
                                                                            2001                               2000
                                                              ---------------------------------  ---------------------------------
                                                                            AVERAGE                              AVERAGE
                                                               AVERAGE       YIELD/                  AVERAGE      YIELD/
                                                               BALANCE     INTEREST(1)      COST     BALANCE    INTEREST(1)   COST
                                                              ----------   -----------     ------  ----------  ------------  -----
                                                                                   (DOLLARS IN THOUSANDS)

         ASSETS:
         Interest-earning assets:
           Short-term investments.....................        $  72,584     $ 1,037         5.79%    $ 15,234      $ 218      5.74%
           Brookline debt securities (2)..............          159,306       2,514         6.31      194,730      2,859      5.87
           Brookline equity securities (2)............           31,324         396         5.06       32,237        462      5.73
           Brookline mortgage loans (3)(4)............          654,577      13,603         8.31      615,967     12,610      8.19
           Brookline money market loan participations (3)        35,635         539         6.13       16,943        250      5.92
           Brookline other commercial loans (3).......           26,039         532         8.17       24,577        488      7.94
           Brookline consumer loans (3)...............            2,108          55        10.44        1,912         46      9.62
           Lighthouse debt securities (2).............            8,959         160         7.14            -          -         -
           Lighthouse mortgage loans (3)..............           40,886         759         7.43            -          -         -
           Lighthouse consumer loans (3)..............              505          15        11.88            -          -         -
                                                              ----------   -----------               ---------   ---------
              Total interest-earning assets...........        1,031,923      19,610         7.61      901,600     16,933      7.51
                                                                           -----------     ------                ---------   ------
          Allowance for loan losses...................          (14,339)                              (13,910)

         Non-interest earning assets..................           29,572                                21,682
                                                              ----------                             ---------
              Total assets............................       $1,047,156                             $ 909,372
                                                              ==========                             =========


         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Interest-bearing liabilities:
           Deposits - Brookline:
              NOW accounts............................       $   52,760        136         1.05%     $ 47,575       145      1.22%
              Savings accounts (5)....................           11,721         61         2.11        12,184        67      2.21
              Money market savings accounts...........          199,138      1,856         3.78       202,886     1,971      3.90
              Certificate of deposit accounts.........          278,161      4,003         5.84       242,843     3,157      5.21
                                                             -----------   ---------                ---------   --------
                Total deposits - Brookline............          541,780      6,056         4.53       505,488     5,340      4.24
           Deposits - Lighthouse:
              Transaction  accounts...................           28,026        308         4.46             -         -         -
              Certificate of deposit accounts.........           29,611        491         6.72             -         -         -
                                                             -----------   ---------                ---------   --------
                Total deposits - Lighthouse...........           57,637        799         5.62             -         -         -
           Borrowed funds.............................          133,400      2,050         6.23       107,541     1,603      5.98
                                                             -----------   ---------                ---------   --------
                Total interest bearing liabilities....          732,817      8,905         4.93       613,029     6,943      4.54
                                                                           ---------   --------                 ---------  ------
         Non-interest-bearing demand
            checking accounts.........................           16,673                                12,523

         Other liabilities............................           12,325                                10,466
                                                              ----------                             ---------

                Total liabilities.....................          761,815                               636,018

         Stockholders' equity.........................          285,341                               273,354
                                                              ----------                             ---------
                Total liabilities and
                    stockholders' equity..............       $1,047,156                             $ 909,372
                                                             ===========                             =========
         Net interest income (tax equivalent
           basis)/interest rate spread (6)............                      10,705        2.68%                  9,990       2.97%
                                                                                          ====                               ====
         Less adjustment of tax exempt income.........                          71                                  94
                                                                           -------                               ------
         Net interest income..........................                     $10,634                              $9,896
                                                                           =======                               ======

         Net interest margin (7)......................                                    4.15%                              4.43%
                                                                                          ====                               ====

--------------------
(1) Tax exempt income on equity securities is included on a tax equivalent basis.
(2) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3)  Loans on non-accrual status are included in average balances.
(4) Excluded from interest income in the 2000 period is $45, which represents interest collected on loans that relate to prior periods.
(5)  Savings accounts include mortgagors' escrow accounts.
(6) Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

INTEREST RATE ENVIRONMENT

On three separate occasions in the first quarter of 2001 and once in the month of April 2001, the Federal Reserve reduced the federal funds rate by 50 basis points, or 200 basis points in the aggregate. It is expected that these changes will cause a decline in the average rate earned on the Company's earning assets in the next few quarters of 2001. That portion of the Company's loan portfolio that is priced on an adjustable rate basis will experience rate reductions while that portion of the loan portfolio priced at fixed rates could experience loan prepayments and refinancings. The Company's investment portfolio will likely experience a decline in yields earned since most of its investments mature within relatively short time periods.

It is also expected that rates paid on deposits (especially money market savings accounts and certificates of deposit) and borrowed funds will decline in the next few quarters of 2001. The extent and frequency with which the pricing of deposits can take place varies by deposit product. For example, the extent to which the pricing of NOW accounts and savings accounts can be reduced in a significant declining rate environment is limited because of the lower rates typically paid on those deposits. With respect to certificates of deposit and borrowed funds, changes in rates paid can be significant, but the impact of the changes depends on when the certificates or borrowings mature.

As of March 31, 2001, the aggregate amount of the Company's interest-bearing liabilities either maturing or subject to repricing within three months exceeds the aggregate amount of the Company's interest-earning assets that mature or are subject to repricing within three months by $160.5 million, or 15.1% of total assets. This is referred to as a negative gap position. Based on assets and liabilities at March 31, 2001 maturing or subject to repricing within one year, the Company had a negative gap position of $139.5 million, or 13.1% of total assets. Based on these gap positions, the Company's interest rate spread should improve in the second quarter of 2001 over that achieved in the first quarter of 2001. There can be no assurance, however, concerning this forecast since actual results will depend on various economic factors, many of which are outside the control of the Company.

INTEREST INCOME

Interest income on loans, excluding money market loan participations, was $15.0 million in the 2001 quarter compared to $13.2 million in the 2000 quarter, an increase of $1.8 million, or 13.5%. The additional income resulted from an increase in average loans outstanding of $81.7 million, or 12.7%, and an increase in the average rate earned on loans from 8.18% in the 2000 quarter to 8.27% in the 2001 quarter. Of the growth in average loans outstanding, $41.4 million was at Lighthouse; such loans were comprised primarily of residential mortgage loans. The average yield on the Lighthouse loans was 7.48% in the 2001 quarter.

The average balances invested in short-term investments during the first quarter of 2001 and 2000 were $72.6 million and $15.2 million, respectively, and the yields earned on those balances were 5.79% and 5.74%, respectively. The average balances invested in money market loan participations during the first quarter of 2001 and 2000 were $35.6 million and $16.9 million, respectively, and the yields earned on those balances were 6.13% and 5.92%, respectively. It is expected that the average balances invested in and the yields earned on short-term investments and money market loan participations will decline in the second quarter of 2001.

Interest income on debt securities declined 6.5% from $2.9 million in the 2000 quarter to $2.7 million in the 2001 quarter as a result of a $26.5 million, or 13.6%, reduction in the average balances invested in debt securities between the two periods. Yields earned on debt securities improved from 5.87% in the 2000 quarter to 6.36% in the 2001 quarter.

INTEREST EXPENSE

Interest expense on deposits was $6.9 million in the 2001 quarter, a 28.4% increase from the $5.3 million expended in the 2000 quarter. Most of the increase was due to growth in the average balance of deposits of $93.9 million, or 18.6%, from $505.5 million in the 2000 quarter to $599.4 million in the 2001 quarter. The average balance of deposits at Lighthouse was $57.6 million in the first quarter of 2001. The average rates paid on deposits increased from 4.24% in the 2000 quarter to 4.57% in the 2001 quarter; the average rate paid on Lighthouse deposits was 5.62%.

Average borrowings from the FHLB increased from $107.5 million in the 2000 quarter to $133.4 million in the 2001 quarter. The average rates paid on those balances were 5.98% and 6.23%, respectively.

NON-INTEREST INCOME

Gains on sales of marketable equity securities in the first quarter of 2001 and 2000 were $2.8 million and $2.3 million, respectively. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. For each of the past eight quarters, the Company has realized gains from sales of marketable equity securities in the range of $1.8 million to $2.8 million. These gains have effectively offset losses relating to Lighthouse and the expense of the 1999 RRP. The Company does not contemplate selling marketable equity securities in the second quarter of 2001. Sales thereafter, if any, will be partly dependent on factors outside the control of the Company and, accordingly, cannot be assured or anticipated.

Fees and charges increased from $203,000 in the 2000 quarter to $297,000 in the 2001 quarter as a result of higher fees from deposit related services and loan prepayments. The increase in other income from $70,000 in the 2000 quarter to $131,000 in the 2001 quarter was due to higher income from the Company's equity interest in a specialty lease financing company and an equity interest in the sale of a property on which the Company had made a loan.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the first quarter of 2001, the Company charged earnings by $142,000 in connection with accounting for an outstanding swap agreement on a fair value basis. See note 6 of the notes to the unaudited consolidated financial statements on page 11 herein for additional information regarding this matter.

NON-INTEREST EXPENSE

Expense related to the RRP amounted to $42,000 in the 2001 quarter and $397,000 in the 2000 quarter (see note 8 of the notes to the unaudited consolidated financial statements on pages 11 and 12 herein). Expenses related to Lighthouse amounted to $1.6 million in the 2001 quarter and $567,000 in the 2000 quarter (see note 2 of the notes to the consolidated financial statements on page 8 herein).

Excluding RRP and Lighthouse expenses, total non-interest expense increased $312,000, or 11.5%, from $2.7 million in the 2000 quarter to $3.0 million in the 2001 quarter. Almost half of the increase was attributable to personnel costs ($152,000). Replacement of Brookline's defined benefit plan with a defined contribution plan resulted in a $59,000 increase in pension expense, the cost of Brookline's medical and dental benefit plans increased by $15,000 and the cost of the ESOP plan (which is determined by the market value of the Company's stock) increased by $35,000. Occupancy and data processing costs increased primarily as a result of the opening of a new branch in the fourth quarter of 2000 and installation of new software for teller platforms and asset/liability management. Higher professional fees resulting from an evaluation of strategic alternatives relating to Lighthouse were partly offset by a decline in marketing expenses.

INCOME TAXES

The effective rate of income taxes was 36.6% in the 2001 quarter compared to 35.7% in the 2000 quarter. The increase in rate is attributable primarily to the lack of state income tax benefit on the operating losses of Lighthouse.

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

Generally, it is the Company's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Company. At March 31, 2001, interest-earning assets maturing or repricing within one year amounted to $417.4 million and interest-bearing liabilities maturing or repricing within one year amounted to $556.9 million resulting in a cumulative one year negative gap position of $139.5 million, or 13.1% of total assets. At December 31, 2000, the Company had a cumulative one-year negative gap position of $115.3 million, or 11.1% of total assets.

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

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2001 amounted to $133.4 million.

The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At March 31, 2001, such assets amounted to $119.6 million, or 11.3% of total assets.

At March 31, 2001, the Company and its two bank subsidiaries exceeded all regulatory capital requirements. At that date, Brookline's leverage capital was $211.4 million, or 22.21% of its adjusted assets, and Lighthouse's leverage capital was $21.2 million, or 26.8% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part 1 of this report and pages 12 through 14 of the Company's Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2000

For quantitative information about market risk, see pages 12 through 14 of the Company's 2000 Annual Report.

Included in the Company's investment portfolio at March 31, 2001 was a $2.0 million bond issued by Southern California Edison payable June 1, 2001 and bearing interest at 6.50% per annum. The market value of this debt security has fluctuated significantly in the past few months and was $304,000 less than its carrying value at March 31, 2001. Since repayment of this security at maturity could depend on how the current electricity crisis in California is ultimately resolved, the Company placed this investment on non-accrual status as of January 1, 2001.

There have been no material changes in the quantitative disclosures about market risk as of March 31, 2001 from those presented in the Company's 2000 Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

ITEM 5. OTHER INFORMATION

   See "Conversion to a Federal Charter" and "Future Events" in Item 2 of Part 1 on page 13 of this report.

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



                                     BROOKLINE BANCORP, INC.



Date:   May 2, 2001                  By:  /s/ Richard P. Chapman, Jr.
                                          ----------------------------
                                          Richard P. Chapman, Jr.
                                          President and Chief Executive Officer




Date:   May 2, 2001                  By:  /s/ Paul R. Bechet
                                          --------------------------------
                                          Paul R. Bechet
                                          Senior Vice President and Chief
                                          Financial Officer