Form 10-Q
period 2001-06-30
BROOKLINE BANCORP INC
filed 2001-08-10
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(617) 730-3500
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES ☒ NO☐

          Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.
          Common Stock, $0.01 par value - 27,339,567 shares outstanding as of August 3, 2001.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)

Assets
Cash and due from banks	$13,144	$13,505
Short-term investments	28,972	66,870
Securities available for sale	166,893	149,361
Securities held to maturity (market value of $29,527 and $50,337, respectively)	29,304	50,447
Restricted equity securities	8,506	7,145
Loans, excluding money market loan participations	817,143	716,559
Money market loan participations	9,000	28,250
Allowance for loan losses	(14,982)	(14,315)

Net loans	811,161	730,494

Other investment	3,505	3,360
Accrued interest receivable	5,819	6,521
Bank premises and equipment, net	3,770	3,768
Deferred tax asset	5,475	3,999
Other assets	2,509	680

Total assets	$1,079,058	$1,036,150

Liabilities and Stockholders’ Equity
Deposits	$618,646	$608,621
Borrowed funds	156,250	133,400
Mortgagors' escrow accounts	4,211	3,762
Income taxes payable	3,098	169
Accrued expenses and other liabilities	10,475	7,613

Total liabilities	792,680	753,565

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 45,000,000 shares authorized, 29,641,500 shares issued	296	296
Additional paid-in capital	140,356	140,327
Retained earnings	170,496	165,210
Accumulated other comprehensive income	6,684	6,244
Treasury stock, at cost - 2,351,428 shares and 2,185,928 shares, respectively	(25,248)	(22,987)
Unearned compensation - recognition and retention plan	(987)	(1,070)
Unallocated common stock held by ESOP - 473,729 shares and 455,771 shares, respectively	(5,219)	(5,435)

Total stockholders’ equity	286,378	282,585

Total liabilities and stockholders’ equity	$1,079,058	$1,036,150

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)

Interest income:
Loans, excluding money market loan participations	$15,510	$13,694	$30,474	$26,883
Money market loan participations	269	378	808	628
Debt securities	2,748	2,728	5,422	5,586
Marketable equity securities	181	225	377	484
Restricted equity securities	117	112	246	222
Short-term investments	384	242	1,420	460

Total interest income	19,209	17,379	38,747	34,263

Interest expense:
Deposits	6,294	5,529	13,148	10,868
Borrowed funds	2,154	1,731	4,204	3,335

Total interest expense	8,448	7,260	17,352	14,203

Net interest income	10,761	10,119	21,395	20,060
Provision for loan losses	495	150	659	300

Net interest income after provision for loan losses	10,266	9,969	20,736	19,760

Non-interest income:
Fees and charges	344	221	641	423
Gains (losses) on securities, net	(495)	1,801	2,307	4,143
Other real estate owned income, net	-	46	-	65
Gain from termination of pension plan	3,667	-	3,667	-
Other income	113	160	102	231

Total non-interest income	3,629	2,228	6,717	4,862

Non-interest expense:
Compensation and employee benefits	2,329	1,866	4,602	3,451
Recognition and retention plan	42	370	83	767
Occupancy	265	220	577	407
Equipment and data processing	885	363	1,747	655
Advertising and marketing	258	455	770	636
Internet bank start-up	-	179	-	746
Restructuring charge	3,912	-	3,912	-
Other	480	379	1,151	855

Total non-interest expense	8,171	3,832	12,842	7,517

Income before income taxes	5,724	8,365	14,611	17,105
Provision for income taxes	2,290	2,903	5,546	6,019

Net income	$3,434	$5,462	$9,065	$11,086

Earnings per common share:
Basic	$0.13	$0.20	$0.34	$0.41
Diluted	0.13	0.20	0.33	0.41

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(unaudited)

Net income	$3,434	$5,462	$9,065	$11,086

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	630	503	2,903	(589)
Income tax expense (benefit)	225	180	1,056	(216)

Net unrealized holding gains (losses)	405	323	1,847	(373)

Less (plus) reclassification adjustment for gains (losses) included in net income:
Realized gains (losses)	(495)	1,801	2,307	4,143
Income tax expense (benefit)	(177)	659	900	1,499

Net reclassification adjustment	(318)	1,142	1,407	2,644

Total other comprehensive income (loss)	723	(819)	440	(3,017)

Comprehensive income	$4,157	$4,643	$9,505	$8,069

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2001 and 2000 (Unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 1999	$296	$140,355	$150,098	$7,759	$(16,334)	$(2,316)	$(5,058)	$274,800
Net income	-	-	11,086	-	-	-	-	11,086
Unrealized loss on securities available for sale, net of reclassification adjustment	-	-	-	(3,017)	-	-	-	(3,017)
Common stock dividends of $0.12 per share	-	-	(3,284)	-	-	-	-	(3,284)
Treasury stock purchases(648,728 shares)	-	-	-	-	(6,164)	-	-	(6,164)
Compensation under recognition and retention plan	-	-	-	-	-	768	-	768
Common stock acquired by ESOP(84,386 shares)	-	-	-	-	-	-	(802)	(802)
Common stock held by ESOP committed to be released (17,904 shares)	-	(23)	-	-	-	-	214	191

Balance at June 30, 2000	$296	$140,332	$157,900	$4,742	$(22,498)	$(1,548)	$(5,646)	$273,578

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2000	$296	$140,327	$165,210	$6,244	$(22,987)	$(1,070)	$(5,435)	$282,585
Net income	-	-	9,065	-	-	-	-	9,065
Unrealized gain on securities available for sale, net of reclassification adjustment	-	-	-	440	-	-	-	440
Common stock dividend of $0.14 per share	-	-	(3,779)	-	-	-	-	(3,779)
Treasury stock purchases(165,500 shares)	-	-	-	-	(2,261)	-	-	(2,261)
Compensation under recognition and retention plan	-	-	-	-	-	83	-	83
Common stock held by ESOP committed to be released (18,042 shares)	-	29	-	-	-	-	216	245

Balance at June 30, 2001	$296	$140,356	$170,496	$6,684	$(25,248)	$(987)	$(5,219)	$286,378

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 30,

	2001	2000

	(unaudited)

Cash flows from operating activities:
Net income	$9,065	$11,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	659	300
Compensation under recognition and retention plan	83	767
Release of ESOP shares	244	191
Depreciation and amortization	607	306
Amortization, net of accretion, of securities premiums and discounts	134	591
Accretion of deferred loan origination fees and unearned discounts	(148)	(245)
Net gains from sales of securities available for sale	(2,307)	(4,143)
Net gains from sales of other real estate owned	-	(28)
Equity interest in earnings of other investment	(145)	(144)
Swap market valuation charge	89	-
Deferred income taxes	(1,632)	(494)
(Increase) decrease in:
Accrued interest receivable	702	(52)
Other assets	(1,829)	(558)
Increase (decrease) in:
Income taxes payable	2,929	144
Accrued expenses and other liabilities	2,774	131

Net cash provided by operating activities	11,225	7,852

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	4,409	4,666
Proceeds from redemptions and maturities of securities available for sale	12,371	38,912
Proceeds from redemptions and maturities of securities held to maturity	20,987	27,328
Purchase of securities available for sale	(31,387)	(41,907)
Purchase of Federal Home Loan Bank of Boston stock	(1,361)	-
Net increase in loans	(112,878)	(43,302)
Proceeds from sales of participations in loans	12,450	10,378
Purchase of bank premises and equipment	(609)	(1,792)
Proceeds from sales of other real estate owned	-	189

Net cash used for investing activities	(96,018)	(5,528)

	Six months ended
	June 30,

	2001	2000

	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$51,319	$10,028
Increase (decrease) in certificates of deposit	(41,294)	2,979
Proceeds from Federal Home Loan Bank of Boston advances	36,200	14,900
Repayment of Federal Home Loan Bank of Boston advances	(13,350)	(11,400)
Increase in mortgagors’ escrow accounts	449	127
Purchase of common stock for ESOP	-	(802)
Purchase of treasury stock	(2,261)	(6,164)
Payment of dividends on common stock	(3,779)	(3,284)

Net cash provided by financing activities	27,284	6,384

Net increase (decrease) in cash and cash equivalents	(57,509)	8,708
Cash and cash equivalents at beginning of period	108,625	33,038

Cash and cash equivalents at end of period	$51,116	$41,746

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$17,328	$14,199
Income taxes	4,248	6,350

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2001 and 2000
(Unaudited)

(1)        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.

(2)        Lighthouse Bank (Dollars in Thousands)

On April 12, 2000, the Company received regulatory approval for Lighthouse Bank (“Lighthouse”) to commence operations as New England’s first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25,000 capital investment in Lighthouse at the beginning of May 2000.  Lighthouse commenced doing business with the public in the last week of June 2000.  Its activities through June 30, 2000 were concentrated primarily on obtaining and training qualified personnel, installation of computer equipment, establishment of operating policies and procedures, and development of marketing strategies.  Expenses incurred prior to the legal incorporation of Lighthouse (April 27, 2000) were considered to have been start-up expenses.  A summary of Lighthouse expenses is as follows:
	Operating expenses

	Three months ended June 30, 2001	Two months ended June 30, 2000	Start-up expenses month ended April 30, 2000

Compensation and benefits	$604	$287	$114
Occupancy	27	46	37
Equipment and data processing	505	62	13
Advertising and marketing	100	276	13
Other	150	36	2

	$1,386	$707	$179

	Operating expenses

	Six months ended	Two months ended	Start-up expenses four months ended
	June 30, 2001	June 30, 2000	April 30, 2000

Compensation and benefits	$1,138	$287	$409
Occupancy	98	46	105
Equipment and data processing	988	62	45
Advertising and marketing	458	276	97
Professional services	-	-	58
Other	300	36	32

	$2,982	$707	$746

In April 2001, the Company announced the decision to either sell Lighthouse to a third party or merge it into Brookline Savings Bank (“Brookline”). That decision had been reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability. On July 17, 2001, Lighthouse was converted from a state to a federal charter and merged into Brookline. In contemplation of the merger, a pre-tax restructuring charge of $3,912 was recorded in the second quarter of 2001 to provide for merger-related expenses. Those expenses include the following:
Personnel severance payments	$1,247
Vendor contract terminations	619
Occupancy rent obligations	319
Write-off of equipment and software	1,551
Other miscellaneous items	176

$3,912

Certain operating expenses associated with servicing former Lighthouse customers, including employee stay bonuses, will be incurred through the third quarter of 2001 until transfer of accounts to Brookline’s systems and records is completed.

(3)        Business Segments (Dollars in Thousands)

Through June 30, 2001, the Company’s wholly-owned bank subsidiaries, Brookline and Lighthouse, collectively “the Banks”, were identified as reportable operating segments in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.  The Brookline operating segment includes its wholly-owned subsidiaries.  The “All Other” segment presented below includes the Company and its wholly-owned securities corporation.

The primary activities of the Banks through June 30, 2001 included acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments.  Brookline conducted its business primarily through its branch network while Lighthouse conducted its business primarily through the internet.  Each of the Banks has its own chief executive officer and Board of Directors. As stated in note 2 herein, Lighthouse was merged into Brookline on July 17, 2001.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.
At or for the three months ended June 30, 2001	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated

Interest income	$17,541	$1,302	$4,198	$(3,832)	$19,209
Interest expense	8,087	678	-	(317)	8,448
Provision for loan losses	475	20	-	-	495
Securities gains (losses)	-	183	(495)	(183)	(495)
Pension plan gain	3,667	-	-	-	3,667
Other non-interest income	405	31	55	(34)	457
Restructuring charge	-	3,912	-	-	3,912
Other non-interest expense	2,813	1,386	60	-	4,259
Income tax expense (benefit)	4,113	(1,835)	76	(64)	2,290
Net income (loss)	6,125	(2,645)	3,622	(3,668)	3,434

Total loans, excluding money market loan participations	$763,311	$53,832	$-	$-	$817,143
Total deposits	582,241	56,683	-	(20,278)	618,646
Total assets	974,391	80,116	293,475	(268,924)	1,079,058

At or for the three months ended June 30, 2000	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated

Interest income	$16,606	$245	$14,472	$(13,944)	$17,379
Interest expense	7,504	-	-	(244)	7,260
Provision for loan losses	150	-	-	-	150
Securities gains	1,801	-	-	-	1,801
Other non-interest income	355	-	102	(30)	427
Start-up expense	-	(179)	-	-	(179)
Other non-interest expense	2,905	707	41	-	3,653
Income tax expense (benefit)	2,898	(276)	281	-	2,903
Net income (loss)	5,305	(365)	14,252	(13,730)	5,462

Total loans, excluding money market loan participations	$664,800	$3,935	$-	$-	$668,735
Total deposits	530,706	161	-	(5,724)	525,143
Total assets	861,496	24,197	279,417	(242,090)	923,020

For the six months ended June 30, 2001	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated

Interest income	$35,533	$2,573	$6,577	$(5,936)	$38,747
Interest expense	16,647	1,476	-	(771)	17,352
Provision for loan losses	585	74	-	-	659
Securities gains (losses)	2,802	183	(495)	(183)	2,307
Pension plan gain	3,667	-	-	-	3,667
Other non-interest income	609	53	145	(64)	743
Restructuring charge	-	3,912	-	-	3,912
Other non-interest expense	5,690	2,982	258	-	8,930
Income tax expense (benefit)	7,552	(2,239)	297	(64)	5,546
Net income (loss)	12,137	(3,396)	5,672	(5,348)	9,065

For the six months ended June 30, 2000	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated

Interest income	$32,718	$245	$23,534	$(22,234)	$34,263
Interest expense	14,562	-	-	(359)	14,203
Provision for loan losses	300	-	-	-	300
Securities gains	4,143	-	-	-	4,143
Other non-interest income	616	-	157	(54)	719
Start-up expense	-	746	-	-	746
Other non-interest expense	5,895	707	169	-	6,771
Income tax expense (benefit)	5,918	(474)	575	-	6,019
Net income (loss)	10,802	(734)	22,947	(21,929)	11,086

(4)        Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

The components of basic and diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 are as follows:
	Net income		Weighted average shares		Net income per share

Three months ended June 30	2001	2000	2001	2000	2001	2000

	(In thousands)

Basic	$3,434	$5,462	26,847,348	26,781,234	$0.13	$0.20
Effect of dilutive stock options	-	-	289,211	-	-	-

Dilutive	$3,434	$5,462	27,136,559	26,781,234	$0.13	$0.20

	Net income		Weighted average shares		Net income per share

Six months ended June 30	2001	2000	2001	2000	2001	2000

	(In thousands)

Basic	$9,065	$11,086	26,868,560	26,967,631	$0.34	$0.41
Effect of dilutive stock options	-	-	262,141	-	(0.01)	-

Dilutive	$9,065	$11,086	27,130,701	26,967,631	$0.33	$0.41

(5)        Accumulated Other Comprehensive Income (Dollars in Thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 2001 and December 31, 2000, such taxes amounted to $3,797 and $3,641, respectively.

(6)        Commitments and SWAP Agreement (Dollars in Thousands)

At June 30, 2001, the Company had outstanding commitments to originate loans of $61,422, $34,266 of which were commercial real estate and multi-family mortgage loans.  Unused lines of credit available to customers were $26,261, $15,194 of which were equity lines of credit.

Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates.  The net interest income received (expense paid) for the six months ended June 30, 2001 and 2000 was $(14) and $5, respectively.

Effective January 1, 2001, the Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. That Statement requires the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company’s interest-rate swap agreement did not meet the criteria to designate it as a hedging instrument. Accordingly, changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. The pre-tax unrealized loss of $20 in the swap agreement as of January 1, 2001 was not accounted for as the effect of a change in accounting principle due to immateriality. Instead, that amount was included in the pre-tax charge to earnings of $142 for the three months ended March 31, 2001 resulting from accounting for the swap agreement on a fair value basis. For the three months ended June 30, 2001, pre-tax earnings were credited by $53 as a result of accounting for the swap agreement on a fair value basis.

(7)        Dividend Declaration

As a result of the conversions from state to federal charters, the Board of Directors of Brookline Bancorp, MHC, the majority stockholder of the Company, has requested non-objection by the Office of Thrift Supervision ("OTS") to waive receipt of dividends to be paid by the Company. In expectation of no objection by the OTS, the Board of Directors of the Company approved a quarterly dividend of $0.16 per share of common stock to stockholders of record as of July 31, 2001 and payable August 22, 2001. The amount of dividend paid in the preceding quarter was $0.07 per share.

(8)        1999 Stock Option Plan and 1999 Recognition and Retention Plan (Dollars in Thousands)

On April 15, 1999, the stockholders approved the Company’s 1999 Stock Option Plan (the “Stock Option Plan”) and the 1999 Recognition and Retention Plan (the “RRP”).

Under the Stock Option Plan, 1,367,465 shares of the Company’s common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per  share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options were incentive stock options and 855,040 options were non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years.  As of June 30, 2001, 839,200 options had vested, 21,000 options were forfeited and none were exercised.

Under the RRP, 546,986 shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the  Company. As of June 30, 2001, 444,988 shares had vested and 3,850 shares had been forfeited . Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Expense for the six months ended June 30, 2001 and 2000 was $83 and $767, respectively.

(9)        Employee Stock Ownership Plan (Dollars in Thousands)

On March 24, 1998, the Board of Directors of Brookline approved an employee stock ownership plan (the “ESOP”). All Brookline employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP purchased in the open market all of the 546,986 shares it was authorized to purchase at an aggregate cost of $6,598. The purchase of the shares was financed by a loan from the Company that is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from Brookline and dividends on unallocated shares of Company stock held by the ESOP, subject to IRS limitations.

For the six months ended June 30, 2001 and 2000, $244 and $174, respectively, were charged to compensation and employee benefits expense based on the commitment to release 18,042 and 17,904 shares, respectively, to eligible employees.

(10)      Pension Benefits (in Thousands)

On July 6, 2000, the Board of Directors of Brookline voted to terminate, effective September 30, 2000, Brookline’s defined benefit pension plan, a non-contributory qualified retirement plan for eligible employees (the “Plan”). In connection with the termination of the Plan, eligible employees were offered a single sum settlement equal to the value of their benefits under the Plan. In addition, a portion of the surplus of the Plan was used to enhance the benefits of eligible employees. Final Plan termination has been approved by the Internal Revenue Service and, as a result, a gain of $3,667 ($1,890 on an after-income tax basis) was recognized during the three months ended June 30, 2001.

Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees. A similar defined contribution plan was established for Lighthouse employees effective May 1, 2000. The total amounts charged to earnings related to the pension plans for the six months ended June 30, 2001 and 2000 were $141 and $9, respectively.

Item 2.   Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Mutual Holding Company Structure

Brookline Bancorp, Inc. (the “Company”) was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (“Brookline”) upon completion of Brookline’s reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of Brookline (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to Brookline Bancorp MHC (“MHC”), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. At June 30, 2001, the MHC owned 56.5% of the Company’s outstanding common stock.

Conversion to a Federal Charter

On February 21, 2001, the Board of Directors approved a plan to convert the Company’s charter from a Massachusetts corporation regulated by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System to a federal corporation regulated by the Office of Thrift Supervision (“OTS”). The charter conversion, which was approved by the stockholders of the Company on April 19, 2001, was approved by the OTS on July 16, 2001. The MHC, Brookline and Lighthouse Bank (“Lighthouse”) also received approval of their conversions from state to federal charters on that date.

Among other things, the charter conversions will permit the MHC to waive the receipt of dividends paid by the Company without causing dilution to the ownership interests of the Company’s minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends will increase Company resources available for stock repurchases, payment of dividends to minority stockholders and investments.

As part of the approval of the charter conversions, the OTS requires that the Company comply satisfactorily with several conditions, the most notable of which is that Brookline and its subsidiaries must divest themselves of their investment in marketable equity securities without material loss at the earliest possible date, but in any event no later than July 17, 2003. The divestiture can be accomplished by sale of the equity securities or their transfer to the Company or its subsidiary. At June 30, 2001, Brookline and its subsidiaries owned equity securities with a market value of $7.5 million.

As a federally-chartered institution, Brookline will be required to meet a qualified thrift lender test. Under that test, an institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid assets up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least nine months out of each twelve month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. The OTS has granted Brookline an exception from the qualified thrift lender test through July 17, 2002. At June 30, 2001, Brookline maintained approximately 64.3% of its portfolio assets in qualified thrift investments.

Lighthouse

On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England’s first-chartered internet-only bank. The Company made a $25 million capital investment in Lighthouse at the beginning of May 2000. See notes 2 and 3 of the notes to the unaudited consolidated financial statements for information about the start-up expenses and operating results of Lighthouse.

In April 2001, the Company announced the decision to either sell Lighthouse to a third party or merge it into Brookline. That decision had been reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability. On July 17, 2001, the existence of Lighthouse as a separate corporate entity was terminated by its merger into Brookline. Brookline will continue to provide on-line electronic banking services to the former customers of Lighthouse.

In contemplation of the merger, a pre-tax restructuring charge of $3.9 million was recorded in the second quarter of 2001 to provide for merger-related expenses. Those expenses include personnel severance payments, termination of contracts with third party vendors, occupancy rent obligations, write-off of equipment and software, and other miscellaneous items. Certain operating expenses associated with servicing former Lighthouse customers will continue through the third quarter of 2001 until transfer of accounts to Brookline’s systems and records is completed.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, without limitation, Brookline’s continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in Brookline’s lending areas, general and local economic conditions, the continued ability of Brookline to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements and changing regulatory requirements.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets increased $42.9 million, or 4.1%, from $1.036 billion at December 31, 2000 to $1.079 billion at June 30, 2001. Excluding money market loan participations, the loan portfolio amounted to $817.1 million at June 30, 2001, an increase of $100.6 million, or 14.0%, since December 31, 1999 and $71.4 million, or 9.6%, since March 31, 2001. Over 60% of the loan growth over the past six months was in the residential mortgage loan sector, most of which occurred through real estate broker relationships with Lighthouse. Loan growth at Brookline was primarily in the multi-family and commercial real estate mortgage sectors. The level of loan growth is expected to decline significantly in the second half of 2001, especially in the residential mortgage loan sector. With the merger of Lighthouse into Brookline, reliance on real estate brokers to provide new residential mortgage loans will be diminished.

Money market loan participations declined from $28.3 million at December 31, 2000 to $9.0 million at June 30, 2001 as proceeds from maturing participations were used to fund part of the growth of the higher yielding components of the loan portfolio. Generally, the participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative to lower yielding short-term investments.

Short-term investments declined $37.9 million since December 31, 2000 as investment redemptions were used to fund part of the loan growth. Securities available for sale and held to maturity declined modestly in the aggregate from $199.8 million at December 31, 2000 to $196.2 million at June 30, 2001. Between those dates, investment in corporate obligations declined $12.5 million to $80.9 million while investment in collateralized mortgage obligations increased $13.9 million to $84.5 million. Most of the corporate obligations mature within two years and the collateralized mortgage obligations generally mature within three or four years.

Total deposits were $618.6 million at June 30, 2001 compared to $628.0 million at March 31, 2001 and $608.6 million at December 31, 2000. During the past six months, certificates of deposit declined $41.2 million, $17.1 million of which occurred at Lighthouse. Offsetting the decline was a $51.3 million increase in transaction deposit accounts, $21.3 million of which occurred at Lighthouse. Much of the overall decline in deposits over the past three months resulted from the maturity of high yielding six month certificates of deposit obtained primarily through special promotions.

Total borrowed funds increased $22.9 million since December 31, 2000 to $156.3 million at June 30, 2001. Such funds, all of which were advances from the Federal Home Loan Bank of Boston ("FHLB"), were borrowed to fund part of the loan growth and in connection with the Company's management of the interest rate sensitivity of its assets and liabilities.

Total stockholders' equity increased from $282.6 million at December 31, 2000 to $286.4 million at June 30, 2001. Between those dates, the Company repurchased 165,500 shares of its common stock at an aggregate cost of $2.3 million, or $13.66 per share. As of June 30, 2001, the Company can purchase an additional 96,881 shares under a repurchase plan approved on March 10, 2000.

Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains were $10.5 million ($6.7 million on an after-tax basis) at June 30, 2001 and $9.9 million ($6.2 million on an after-tax basis) at December 31, 2000. The net increase is after realization of $2.8 million ($1.7 million on an after-tax basis) of gains from sales of marketable equity securities in the first quarter of 2001 and a $495,000 ($318,000 on an after-tax basis) write-down in the carrying value of a defaulted debt security in the second quarter of 2001.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2001	December 31, 2000

	(Dollars in thousands)

Non-accrual loans	$143	$-
Defaulted corporate debt security	1,440	-

Total non-performing assets	$1,583	$-

Restructured loans	$-	$-

Allowance for loan losses	$14,982	$14,315

Allowance for loan losses as a percent of total loans	1.81%	1.92%
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.83%	2.00%
Non-accrual loans as a percent of total loans	0.02%	-%
Non-performing assets as a percent of total assets	0.15%	-%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans”, although the two categories tend to overlap. Impaired loans amounted to $106,000 at June 30, 2001 and $107,000 at December 31, 2000. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the six months ended June 30, 2001 and 2000, recoveries of loans previously charged off amounted to $8,000 and $10,000, respectively, and there were no loan charge-offs. Despite net loan recoveries and minimal non-performing loans at June 30, 2001, the Company increased its allowance for loan losses by providing $659,000 and $300,000 as charges to earnings in the first six months of 2001 and 2000, respectively. Management deemed it prudent to increase the allowance in light of the $100.6 million and $33.2 million increase in net loans outstanding in the first six months of 2001 and 2000, respectively (exclusive of money market loan participations). Over 60% of the net loan growth in the first six months of 2001 was in residential mortgage loans while most of the net loan growth in the first six months of 2000 occurred in the higher risk categories of multi-family and commercial real estate mortgage loans. Of the total provision in the 2001 period, $74,000 was charged to Lighthouse in recognition of its lending activity. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

In the second quarter of 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond issued by Southern California Edison that matured on June 1, 2001. Interest of $65,000 due on the bond was received at the maturity date and applied as a reduction of the carrying value of the bond instead of being credited to interest income. Repayment of the debt security will depend on resolution of issues related to the present energy crisis in California.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000

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

Net income for the three months ended June 30, 2001 was $3.4 million ($0.13 per share) compared to $5.5 million ($0.20 per share) for the three months ended June 30, 2000. Basic and diluted earnings per share were the same in those three month periods. The 2000 quarterly period included $1.8 million ($1.1 million on an after-tax basis, or $0.04 per share) of gains from sales of marketable equity securities while the 2001 quarterly period included a $495,000 ($318,000 on an after-tax basis, or $0.01 per share) write-down in the carrying value of a defaulted debt security. The 2001 and 2000 quarterly periods also included expense of $42,000 ($24,000 on an after-tax basis) and $370,000 ($215,000 on an after-tax basis), respectively, related to the recognition and retention plan ("RRP") approved by stockholders.

Lighthouse, the Company's internet-only subsidiary bank, had a net loss of $751,000 ($488,000 on an after-tax basis, or $0.02 per share) before restructuring charge in the 2001 quarterly period compared to $641,000 ($365,000 on an after-tax basis, or $0.01 per share) in the 2000 quarterly period.  Lighthouse, which commenced operations in the latter part of June 2000, was merged into Brookline on July 17, 2001. In contemplation of the merger, a restructuring charge of $3.9 million ($2.3 million on an after-tax basis, or $0.08 per share) was recorded in the second quarter of 2001 to provide for merger-related expenses. Certain operating expenses associated with servicing former Lighthouse customers, including employee stay bonuses, will be incurred through the third quarter of 2001 until transfer of accounts to Brookline's systems and records is completed. See notes 2 and 3 of the notes to the unaudited consolidated financial statements for additional information about the operating results of Lighthouse and the restructuring charge.

The restructuring charge was partially offset by a gain of $3.7 million ($1.9 million on an after-tax basis, or $0.07 per share) from termination of Brookline's defined benefit pension plan. A defined contribution plan has been established to replace the terminated plan.

Excluding the restructuring charge, the gain from termination of the pension plan, gains (losses) from securities transactions and the losses of Lighthouse, net operating income was $4.6 million ($0.17 per share) in the 2001 quarter compared to $4.7 million ($0.17 per share) in the 2000 quarter.

Average Balance Sheets and Interest Rates

The following table sets forth certain information relating to the Company for the three months ended June 30, 2001 and 2000. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

	Three months ended June 30,

	2001			2000

	Average balance	Interest(1)	Average yield/cost	Average balance	Interest(1)	Average yield/cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Short-term investments	$33,500	$384	4.60%	$15,978	$243	6.10%
Debt securities (2) (4)	170,993	2,643	6.18	174,061	2,621	6.02
Equity securities (2)	30,048	364	4.85	30,467	419	5.50
Mortgage loans (3) (4)	700,953	13,976	7.98	634,053	13,154	8.30
Money market loan participations (3) (4)	21,802	269	4.95	23,063	378	6.56
Other commercial loans (3)	27,194	489	7.19	24,487	509	8.31
Consumer loans (3)	2,187	52	9.51	1,972	49	9.94
Lighthouse debt securities (2)	6,453	116	7.19	6,058	106	7.00
Lighthouse mortgage loans (3)	55,547	972	7.00	890	18	8.09
Lighthouse consumer loans (3)	715	21	11.75	-	-	-

Total interest-earning assets	1,049,392	19,286	7.35	911,029	17,497	7.68

Allowance for loan losses	(14,708)			(14,075)
Non-interest earning assets	28,281			26,152

Total assets	$1,062,965			$923,106

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Brookline deposits:
NOW accounts	$56,054	137	0.98%	$47,151	144	1.22%
Savings accounts (5)	12,181	59	1.94	12,405	67	2.19
Money market savings accounts	212,484	1,878	3.55	207,631	2,033	3.92
Certificate of deposit accounts	261,523	3,542	5.43	243,192	3,285	5.40

Total Brookline deposits	542,242	5,616	4.15	510,379	5,529	4.33
Lighthouse deposits:
Transaction accounts	39,889	352	3.54%	-	-	-
Certificate of deposit accounts	21,454	326	6.09	-	-	-

Total Lighthouse deposits	61,343	678	4.43	-	-	-
Borrowed funds	139,153	2,154	6.21	114,773	1,731	6.03

Total interest- bearing liabilities	742,738	8,448	4.56	625,152	7,260	4.65

Non-interest-bearing demand checking accounts	17,926			13,562
Other liabilities	14,326			11,212

Total liabilities	774,990			649,926
Stockholders’ equity	287,975			273,180

Total liabilities and stockholders’ equity	$1,062,965			$923,106

Net interest income (tax equivalent basis) / interest rate spread (6)		10,838	2.79%		10,237	3.03%

Less adjustment of tax exempt income		66			82

Net interest income		$10,772			$10,155

Net interest margin (7)			4.13%			4.49%

(1)	Tax exempt income on equity securities is included on a tax equivalent basis.

(2)	Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)	Loans on non-accrual status are included in average balances.

(4)	Excluded from interest income on debt securities in the 2001 period is $11 reversal of accrued income on a defaulted bond that relates to a prior period. Interest income on mortgage loans in the 2000 period is increased by $36 for an interest rate adjustment on a loan that relates to prior periods.

(5)	Savings accounts include mortgagors' escrow accounts.

(6)	Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $138.3 million, or 15.2%, higher in the second quarter of 2001 compared to the second quarter of 2000. Of this increase, $55.8 million related to the activities of Lighthouse. While interest rate spread declined from 3.03% in the second quarter of 2000 to 2.79% in the second quarter of 2001, it increased from the 2.68% spread realized in the first quarter of 2001.

The improved spread in the most recent quarter resulted primarily from loan growth, a reduction in rates paid on deposits and the effect of three reductions in the federal funds rate by the Federal Reserve in both the first and second quarters of 2001. Average loans as a percent of total average earning assets increased from 73% in the second quarter of 2000 and 70% in the first quarter of 2001 to 75% in the second quarter of 2001. The decline in rates paid on deposits was partly attributable to the maturity of high cost certificates of deposit obtained through promotions in the fourth quarter of 2000 and federal funds rate reductions by the Federal Reserve. The aggregate rate reductions were 1.25% in the second quarter of 2001 and 1.50% in the first quarter of 2001 compared to rate increases of 0.50% in each of the first and second quarters of 2000. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company's loans, investment securities, deposits and borrowed funds.

It is expected that the rate reductions initiated by the Federal Reserve over the first half of 2001 will continue to cause a decline in the average rate earned on the Company's earning assets in the second half of 2001. That portion of the Company's loan portfolio that is priced on an adjustable rate basis will experience rate reductions while that portion of the loan portfolio priced at fixed rates could experience loan prepayments and refinancings. The Company's investment portfolio will likely experience a decline in yields earned since most of its investments mature within relatively short time periods.

It is also expected that rates paid on deposits (especially money market savings accounts and certificates of deposit) and borrowed funds will decline over the second half of 2001. The extent and frequency with which the repricing of deposits can take place varies by deposit product. For example, the extent to which the pricing of NOW accounts and savings accounts can be reduced in a significant declining rate environment is limited because of the lower rates typically paid on those deposits. With respect to certificates of deposit and borrowed funds, changes in rates paid can be significant, but the impact of the changes depends on when the certificates and borrowings mature.

As of June 30, 2001, the aggregate amount of the Company's interest-bearing liabilities either maturing or subject to repricing within three months exceeds the aggregate amount of the Company's interest-earning assets that mature or are subject to repricing within three months by $174.6  million, or 16.2 % of total assets. This is referred to as a negative gap position. Based on assets and liabilities at June 30, 2001 maturing or subject to repricing within one year, the Company had a negative gap position of $154.4 million, or 14.3% of total assets. Based on these gap positions, the Company's interest rate spread should improve in the third quarter of 2001 over that achieved in the second quarter of 2001. There can be no assurance, however, concerning this forecast since actual results will depend on various economic factors outside the control of the Company.

Interest Income

Interest income on loans, excluding money market loan participations, was $15.5 million in the 2001 quarter compared to $13.7 million in the 2000 quarter, an increase of $1.8 million, or 13.3%. The additional income resulting from an increase in average loans outstanding of $125.2 million, or 18.9%, was offset in part by a decline in the average yield on loans from 8.30% in the 2000 quarter to 7.89% in the 2001 quarter. Of the growth in average loans outstanding, $55.4 million was at Lighthouse; such loans were primarily residential mortgage loans. The average yield on the Lighthouse loans was 7.06% in the 2001 quarter.

The average balances invested in short-term investments during the second quarter of 2001 and 2000 were $33.5 million and $16.0 million, respectively, and the yields earned on those balances were 4.60% and 6.10%, respectively. The average balances invested in money market loan participations during the second quarter of 2001 and 2000 were $21.8 million and $23.1 million, respectively, and the yields earned on those balances were 4.95% and 6.56%, respectively. The decline in yields was attributable to the federal funds rate reductions by the Federal Reserve previously mentioned herein.

Interest income on debt securities was $2.8 million in the 2001 quarter compared to $2.7 million in the 2000 quarter. The effect on income of a reduction in the average balance invested in debt securities from $180.0 million in the 2000 quarter to $177.4 million in the 2001 quarter was more than offset by an increase in the yield earned on those balances from 6.06% to 6.22%.

Interest Expense

Interest expense on deposits was $6.3 million in the 2001 quarter, a 13.8% increase from the $5.5 million expended in the 2000 quarter. The increase was due to growth in the average balance of deposits of $93.2 million, or 18.3%, from $510.4 million in the 2000 quarter to $603.6 million in the 2001 quarter. Of the increase, $61.3 million took place at Lighthouse. The average rate paid on all deposits declined from 4.33% in the 2000 quarter to 4.17% in the 2001 quarter. The average rate paid on Lighthouse deposits was 4.43% in the 2001 quarter.

Average borrowings from the FHLB increased from $114.8 million in the 2000 quarter to $139.2 million in the 2001 quarter. The average rates paid on those balances were 6.03% and 6.21%, respectively.

Provision for Loan Losses

The provision for loan losses charged to earnings was $495,000 in the second quarter of 2001 and $150,000 in the second quarter of 2000. The increase was attributable solely to growth in the loan portfolio.

Non-Interest Income

No investment securities were sold in the second quarter of 2001 except for an intercompany transaction between Lighthouse and Brookline. Gains on sales of marketable equity securities were $1.8 million in the second quarter of 2000. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. In each of the eight quarters prior to the second quarter of 2001, the Company had realized gains from sales of marketable equity securities in the range of $1.8 million to $2.8 million. Those gains effectively offset losses relating to Lighthouse and the expense of the RRP. Resumption of securities gains in the future, if any, will be highly dependent on factors outside the control of the Company and, accordingly, cannot be assured. In the second quarter of 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond issued by Southern California Edison that matured on June 1, 2001.

A gain of $3.7 million was realized in the second quarter of 2001 from the termination of Brookline's defined benefit pension plan. Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees. (See note 10 of the notes to the unaudited consolidated financial statements).

Fees and charges increased from $221,000 in the 2000 quarter to $364,000 in the 2001 quarter primarily as a result of higher fees from deposit-related services and loan prepayments. The decline in other income was due to lower income from the Company's equity interest in a specialty lease financing company.

Non-Interest Expense

Expense related to the RRP amounted to $42,000 in the 2001 quarter and $370,000 in the 2000 quarter. (See note 8 of the notes to the unaudited consolidated financial statements). Excluding a restructuring charge of $3.9 million in the second quarter of 2001, expenses related to Lighthouse amounted to $1.4 million and $886,000 in the second quarter of 2001 and 2000, respectively. (See note 2 of the notes to the unaudited consolidated financial statements for more information about Lighthouse's expenses).

Excluding RRP and Lighthouse expenses, total non-interest expense increased $255,000, or 9.9%, from $2.6 million in the 2000 quarter to $2.8 million in the 2001 quarter. More than half of the increase ($146,000) was attributable to personnel costs. Replacement of Brookline's defined benefit plan with a defined contribution plan resulted in a $60,000 increase in pension expense and the expense of the ESOP (which is determined by the market value of the Company's stock) increased $36,000. Occupancy expense increased $64,000 primarily as a result of the opening of a new branch in the fourth quarter of 2000 and rental increases at other locations. Equipment and data processing costs increased $79,000 due primarily to higher depreciation expense resulting from new teller platform software, new asset/liability management software and equipment purchased for the new branch.

Income Taxes

The effective rate of income taxes was 40.0% in the 2001 quarter compared to 34.7% in the 2000 quarter. The increase in rate was attributable primarily to the non-deductibilty of a $585,000 excise tax payable to the federal government in connection with the termination of Brookline's pension plan.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

General

Net income for the six months ended June 30, 2001 was $9.1 million ($0.34 per share; $0.33 per share on a diluted basis) compared to $11.1 million ($0.41 per share on a basic and diluted basis) for the six months ended June 30, 2000. The 2000 period included $4.1 million ($2.6 million on an after-tax basis, or $0.10 per share) of gains from sales of marketable equity securities while the 2001 period included net securities gains of $2.3 million ($1.4 million on an after-tax basis, or $0.05 per share). The 2001 and 2000 periods also included expense of $83,000 ($48,000 on an after-tax basis) and $767,000 ($446,000 on an after-tax basis), respectively, related to the RRP. Lighthouse had a net loss of $1.9 million ($1.2 million on an after-tax basis, or $0.05 per share) in the 2001 period before a restructuring charge and $1.2 million ($734,000 on an after-tax basis, or $0.03 per share) in the 2000 period. A restructuring charge of $3.9 million ($2.3 million on an after-tax basis, or $0.08 per share) was recorded in the second quarter of 2001 in contemplation of the merger of Lighthouse into Brookline. The restructuring charge was partly offset by a gain of $3.7 million ($1.9 million on an after-tax basis, or $0.07 per share) from termination of Brookline's defined benefit pension plan.

Excluding the restructuring charge, the gain from termination of the pension plan, net gains from securities transactions and the losses of Lighthouse, net operating income was $9.3 million ($0.34 per share) in the 2001 period compared to $9.2 million ($0.34 per share) in the 2000 period.

Average Balance Sheet and Interest Rates

The following table sets forth certain information relating to the Company for the six months ended June 30, 2001 and 2000. Average balances are derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Six months ended June 30,

	2001			2000

	Average balance	Interest(1)	Average yield/cost	Average balance	Interest(1)	Average yield/cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Short-term investments	$52,934	$1,421	5.37%	$15,606	$460	5.90%
Debt securities (2) (4)	165,156	5,156	6.24	184,396	5,481	5.94
Equity securities (2)	30,683	724	4.72	31,352	881	5.62
Mortgage loans (3) (4)	677,893	27,579	8.14	625,010	25,797	8.25
Money market loan participations	28,680	808	5.63	20,003	628	6.28
Other commercial loans (3)	26,620	1,021	7.67	24,532	997	8.13
Consumer loans (3)	2,148	107	9.96	1,942	95	9.78
Lighthouse debt securities (2)	7,725	276	7.15	3,028	106	7.00
Lighthouse mortgage loans (3)	48,257	1,731	7.17	446	18	8.07
Lighthouse consumer loans (3)	610	36	11.80	-	-	-

Total interest-earning assets	1,040,706	38,859	7.47	906,315	34,463	7.61

Allowance for loan losses	(14,525)			(13,993)
Non-interest earning assets	28,923			23,917

Total assets	$1,055,104			$916,239

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Brookline deposits:
NOW accounts	$54,416	273	1.00%	$47,363	289	1.22%
Savings accounts (5)	11,952	120	2.01	12,295	135	2.20
Money market savings accounts	205,848	3,733	3.63	205,258	4,003	3.90
Certificates of deposit accounts	269,796	7,545	5.59	243,018	6,441	5.30

Total Brookline deposits	542,012	11,671	4.31	507,934	10,868	4.28
Lighthouse deposits:
Transaction accounts	33,948	661	3.89%	-	-	-
Certificates of deposit accounts	25,510	816	6.40	-	-	-

Total Lighthouse deposits	59,458	1,477	4.97	-	-	-
Borrowed funds	136,293	4,204	6.17	111,157	3,335	6.00

Total interest-bearing liabilities	737,763	17,352	4.70	619,091	14,203	4.59

Non-interest-bearing demand checking accounts	17,303			13,042
Other liabilities	13,366			10,839

Total liabilities	768,432			642,972
Stockholders’ equity	286,672			273,267

Total liabilities and stockholders’ equity	$1,055,104			$916,239

Net interest income (tax equivalent basis)/interest rate spread (6)		21,507	2.77%		20,260	3.02%

Less adjustment of tax exempt income		101			175

Net interest income		$21,406			$20,085

Net interest margin (7)			4.13%			4.47%

(1)	Tax exempt income on equity securities is included on a tax equivalent basis.

(2)	Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)	Loans on non-accrual status are included in average balances.

(4)	Excluded from interest income on debt securities in the 2001 period is $11 reversal of accrued income on a defaulted bond that relates to a prior period. Interest income on mortgage loans in the 2000 period is increased by $25 for an interest rate adjustment on a loan that relates to prior periods.

(5)	Savings accounts include mortgagors' escrow accounts.

(6)	Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $134.4 million, or 14.8%, higher in the 2001 period compared to the 2000 period. Of this increase, $53.1 million related to the activities of Lighthouse. Interest rate spread declined from 3.02% in the 2000 period to 2.77% in the 2001 period. The decline resulted primarily from the effect of changes in the federal funds rate by the Federal Reserve. The aggregate rate reductions were 2.75% in the 2001 period compared to aggregate rate increases of 1.00% in the 2000 period.

Interest Income

Interest income on loans, excluding money market loan participations, was $30.5 million in the 2001 period compared to $26.9 million in the 2000 period, an increase of $3.6 million, or 13.3%. The additional income resulting from an increase in average loans outstanding of $103.6 million, or 15.9%,  was offset in part by a decline in the average yield on loans from 8.25% in the 2000 period to 8.07% in the 2001 period. Of the growth in average loans outstanding, $48.4 million was at Lighthouse; such loans were primarily residential mortgage loans. The average yield on Lighthouse loans was 7.23% in the 2001 period.

The average balances invested in short-term investments and money market loan participations during the 2001 period were $52.9 million and $28.7 million, respectively, and the yields on those balances were 5.37% and 5.63%, respectively. The average balances during the 2000 period were $15.6 million and $20.0 million, respectively, and the yields on those balances were 5.90% and 6.28%, respectively.

Interest income on debt securities declined 2.8% from $5.6 million in the 2000 period to $5.4 million in the 2001 period. Partly offsetting the decline in income resulting from a $14.5 million, or 7.8%, reduction in the average balances invested in debt securities was an improvement in yield on the average balances from 5.96% in the 2000 period to 6.28% in the 2001 quarter. The yield enhancement resulted from investing a higher percent of the portfolio in collateralized mortgage obligations.

Interest Expense

Interest expense on deposits was $13.1 million in the 2001 period, a 21.0% increase from the $10.9 million expended in the 2000 period. The increase was due to growth in the average balance of deposits of $93.5 million, or 18.4%, $59.5 million of which took place at Lighthouse, and an increase in the average rate paid on all deposits from 4.28% in the 2000 period to 4.37% in the 2001 period. The average rate paid on Lighthouse deposits was 4.97% in the 2001 period. The higher rates resulted in part from deposits obtained in the fourth quarter of 2000 from promotion of six month certificates of deposit.

Average borrowings from the FHLB increased from $111.2 million in the 2000 period to $136.3 million in the 2001 period. The average rates paid on those balances were 6.00% and 6.17%, respectively.

Provision for Loan Losses

The provision for loan losses charged to earnings was $659,000 in the 2001 period and $300,000 in the 2000 period. The increase was attributable solely to growth in the loan portfolio.

Non-Interest Income

Net securities gains were $2.3 million in the 2001 period and $4.1 million in the 2000 period. The 2001 period included a gain of $3.7 million from termination of Brookline's defined benefit pension plan.

Fees and charges increased from $423,000 in the 2000 period to $641,000 in the 2001 period primarily as a result of higher fees from deposit-related services and loan prepayments. The decline in other income resulted primarily from an $89,000 charge to earnings in the 2001 period in connection with accounting for an outstanding swap agreement on a fair value basis. See note 6 of the notes to the unaudited consolidated financial statements for additional information regarding this matter.

Non-Interest Expense

Expense related to the RRP amounted to $83,000 in the 2001 period and $767,000 in the 2000 period. Excluding a restructuring charge of $3.9 million in the second quarter of 2001, expenses related to Lighthouse amounted to $3.0 million and $1.5 million in the 2001 and 2000 periods, respectively.

Excluding RRP and Lighthouse expenses, total non-interest expense increased $568,000, or 10.7%, from $5.3 million in the 2000 period to $5.9 million in the 2001 period. More than half of the increase ($299,000) was attributable to personnel costs. Replacement of Brookline's defined benefit pension plan with a defined contribution plan resulted in a $119,000 increase in pension expense and the expense of the ESOP increased $70,000. Occupancy expense increased $119,000 and equipment and data processing expense increased $167,000 primarily for the same reasons that caused the increase between the 2001 and 2000 second quarter periods.

Income Taxes

The effective rate of income taxes was 38.0% in the 2001 period compared to 35.2% in the 2000 period. The increase in rate resulted from the same reason given to explain the increase between the 2001 and 2000 second quarter periods.

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

Generally, it is the Company's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Company. At June 30, 2001, interest-earning assets maturing or repricing within one year amounted to $386.1 million and interest-bearing liabilities maturing or repricing within one year amounted to $540.5 million resulting in a cumulative one year negative gap position of $154.4 million, or 14.3% of total assets. At December 31, 2000, the Company had a cumulative one-year negative gap position of $115.3 million, or 11.1% of total assets.

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

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2001 amounted to $156.3 million.

The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At June 30, 2001, such assets amounted to $58.4 million, or 5.4% of total assets.

At June 30, 2001, the Company and its two bank subsidiaries exceeded all regulatory capital requirements. At that date, Brookline's leverage capital was $211.2 million, or 22.19% of its adjusted assets, and Lighthouse's leverage capital was $18.9 million, or 22.51% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and pages 12 through 14 of the Company's Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2000.

For quantitative information about market risk, see pages 12 through 14 of the Company's 2000 Annual Report.

There have been no material changes in the quantitative disclosures about market risk as of June 30, 2001 from those presented in the Company's 2000 Annual Report.

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

Item 2. Changes in Securities

As a result of the Company’s charter conversion, holders of the Company’s common stock, whose rights had been governed by the Articles of Organization and Bylaws of the Company as a Massachusetts corporation, became stockholders of the Company whose rights are governed by the Federal Charter and Bylaws of the Company. A description of the changes to the rights of common stockholders due to the charter conversion is incorporated by reference from pages 21 through 23 of the Company’s definitive proxy statement filed on March 15, 2001 (under the heading “Comparison of Stockholder Rights and Certain Anti-takeover Provisions”). The Charter, Bylaws and Form of Stock Certificate for the Company as a Federal corporation are filed herewith as Exhibits 3(i), 3(ii) and 4, respectively.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2001, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and one Director for a two year term, and to consider approval of a Plan of Charter Conversion by which the Company would convert from a Massachusetts corporation to a federal corporation. The Company's Board of Directors is currently composed of fifteen members. The Company's bylaws provide that approximately one-third of the Directors are to be elected annually. Directors of the Company are generally elected to serve for a three-year period and until their respective successors shall have been elected and qualify.

The number of votes cast at the meeting was as follows:

	Number of Votes For	Number of Votes Withheld

Election of Directors:
David C. Chapin`	25,249,354	104,294
John L. Hall, II	25,249,454	104,194
Charles H. Peck	25,248,254	105,394
Hollis W. Plimpton, Jr.	23,912,758	1,440,890
Rosamond B. Vaule	25,248,654	104,994
Franklyn Wyman, Jr.	25,245,344	108,304

	Number of Votes For	Against	Abstain

Approval of Plan of Charter Conversion	21,902,343	80,282	66,505

Item 5. Other Information

See “Conversion to a Federal Charter” and “Lighthouse” in Item 2 of Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

Exhibit 3(i)	Federal Charter of Brookline Bancorp, Inc.
Exhibit 3(ii)	Federal Bylaws of Brookline Bancorp, Inc.
Exhibit 4	Form of Common Stock Certificate

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

BROOKLINE BANCORP, INC.

Date: August 10, 2001	By:	/s/ Richard P. Chapman, Jr.

Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 10, 2001	By:	/s/ Paul R. Bechet

Paul R. Bechet
Senior Vice President and Chief Financial Officer