Form 10-Q
period 2001-09-30
BROOKLINE BANCORP INC
filed 2001-11-14
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________.

Commission file number 0-23695

Brookline Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3402944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Washington Street, Brookline, MA	02447-0469
(Address of principal executive offices)	(Zip Code)

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

YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Common Stock, $0.01 par value - 26,873,317 shares outstanding as of November 7, 2001.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Cash and due from banks	$12,919	$13,505
Short-term investments	26,963	66,870
Securities available for sale	159,623	149,361
Securities held to maturity (market value of $17,253 and $50,337, respectively)	16,981	50,447
Restricted equity securities	9,187	7,145
Loans, excluding money market loan participations	843,294	716,559
Money market loan participations	26,000	28,250
Allowance for loan losses	(15,261)	(14,315)
Net loans	854,033	730,494
Other investment	3,622	3,360
Accrued interest receivable	5,664	6,521
Bank premises and equipment, net	2,006	3,768
Other real estate owned	143	-
Deferred tax asset	4,984	3,999
Other assets	566	680
Total assets	$1,096,691	$1,036,150

Liabilities and Stockholders’ Equity
Deposits	$614,739	$608,621
Borrowed funds	176,241	133,400
Mortgagors' escrow accounts	4,617	3,762
Income taxes payable	4,086	169
Accrued expenses and other liabilities	8,992	7,613
Total liabilities	808,675	753,565

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 45,000,000 shares authorized, 29,692,995 shares and 29,641,500 shares issued, respectively	297	296
Additional paid-in capital	140,944	140,327
Retained earnings	173,549	165,210
Accumulated other comprehensive income	6,314	6,244
Treasury stock, at cost - 2,473,678 shares and 2,185,928 shares, respectively	(27,031)	(22,987)
Unearned compensation - recognition and retention plan	(945)	(1,070)
Unallocated common stock held by ESOP - 428,708 shares and 455,771 shares, respectively	(5,112)	(5,435)
Total stockholders’ equity	288,016	282,585
Total liabilities and stockholders’ equity	$1,096,691	$1,036,150

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(unaudited)
Interest income:
Loans, excluding money market loan participations	$15,901	$14,231	$46,374	$41,114
Money market loan participations	111	694	919	1,322
Debt securities	2,511	2,692	7,932	8,279
Marketable equity securities	153	210	530	694
Restricted equity securities	126	126	373	348
Short-term investments	257	198	1,678	657
Total interest income	19,059	18,151	57,806	52,414

Interest expense:
Deposits	5,694	5,825	18,843	16,695
Borrowed funds	2,503	1,908	6,707	5,241
Total interest expense	8,197	7,733	25,550	21,936

Net interest income	10,862	10,418	32,256	30,478
Provision for loan losses	275	69	934	369
Net interest income after provision for loan losses	10,587	10,349	31,322	30,109

Non-interest income:
Fees and charges	508	248	1,153	671
Gains on securities, net	871	2,316	3,178	6,459
Other real estate owned income, net	-	18	-	83
Gain from termination of pension plan	-	-	3,667	-
Swap contract market valuation adjustment	(230)	-	(319)	-
Other income	123	100	310	331
Total non-interest income	1,272	2,682	7,989	7,544

Non-interest expense:
Compensation and employee benefits	2,200	2,056	6,802	5,507
Recognition and retention plan	42	365	125	1,132
Occupancy	295	280	872	687
Equipment and data processing	898	568	2,645	1,224
Advertising and marketing	238	948	1,008	1,584
Internet bank start-up	-	-	-	746
Restructuring charge	-	-	3,912	-
Other	456	493	1,607	1,347
Total non-interest expense	4,129	4,710	16,971	12,227

Income before income taxes	7,730	8,321	22,340	25,426
Provision for income taxes	2,801	2,955	8,347	8,974
Net income	$4,929	$5,366	$13,993	$16,452
Weighted average common shares outstanding during the period:
Basic	26,778,953	26,733,313	26,837,300	26,888,976
Diluted	27,161,553	26,766,165	27,139,594	26,888,976
Earnings per common share:
Basic	$0.18	$0.20	$0.52	$0.61
Diluted	0.18	0.20	0.52	0.61

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(unaudited)
Net income	$4,929	$5,366	$13,993	$16,452

Other comprehensive income, net of taxes:
Unrealized holding gains	337	4,870	3,240	4,281
Income tax expense	150	1,787	1,206	1,571
Net unrealized holding gains	187	3,083	2,034	2,710

Less reclassification adjustment for gains included in net income:
Realized gains	871	2,316	3,178	6,459
Income tax expense	314	845	1,214	2,344
Net reclassification adjustment	557	1,471	1,964	4,115

Total other comprehensive income (loss)	(370)	(1,612)	70	(1,405)

Comprehensive income	$4,559	$6,978	$14,063	$15,047

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2001 and 2000 (Unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 1999	$296	$140,355	$150,098	$7,759	$(16,334)	$(2,316)	$(5,058)	$274,800

Net income	-	-	16,452	-	-	-	-	16,452

Unrealized loss on securities available for sale, net of reclassification adjustment	-	-	-	(1,405)	-	-	-	(1,405)

Common stock dividends of $0.12 per share.	-	-	(4,903)	-	-	-	-	(4,903)
Treasury stock purchases (648,728 shares)	-	-	-	-	(6,164)	-	-	(6,164)

Compensation under recognition and retention plan	-	-	-	-	-	1,132	-	1,132
Common stock acquired by ESOP (84,386 shares)	-	-	-	-	-	-	(802)	(802)

Common stock held by ESOP committed to be released(26,856 shares)	-	(26)	-	-	-	-	323	297

Balance at September 30, 2000	$296	$140,329	$161,647	$6,354	$(22,498)	$(1,184)	$(5,537)	$279,407

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2000	$296	$140,327	$165,210	$6,244	$(22,987)	$(1,070)	$(5,435)	$282,585

Net income	-	-	13,993	-	-	-	-	13,993

Unrealized gain on securities available for sale, net of reclassification adjustment	-	-	-	70	-	-	-	70

Common stock dividend of $0.30 per share	-	-	(5,654)	-	-	-	-	(5,654)

Exercise of stock options (51,495 shares)	1	556	-	-	-	-	-	557

Treasury stock purchases (287,750 shares).	-	-	-	-	(4,044)	-	-	(4,044)

Compensation under recognition and retention plan	-	-	-	-	-	125	-	125

Common stock held by ESOP committed to be released(27,063 shares)	-	61	-	-	-	-	323	384

Balance at September 30, 2001	$297	$140,944	$173,549	$6,314	$(27,031)	$(945)	$(5,112)	$288,016

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2001	2000
	(unaudited)
Cash flows from operating activities:
Net income	$13,993	$16,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	934	369
Compensation under recognition and retention plan	125	1,132
Release of ESOP shares	384	297
Depreciation and amortization	891	559
Write-off of premises and equipment included in restructuring charge	1,549	-
Amortization, net of accretion, of securities premiums and discounts	191	737
Accretion of deferred loan origination fees and unearned discounts	(205)	(361)
Net gains from sales of securities available for sale	(3,673)	(6,459)
Write-down in carrying value of a debt security available for sale	495	-
Net gains from sales of other real estate owned	-	(28)
Equity interest in earnings of other investment	(262)	(241)
Swap market valuation charge	319	-
Deferred income taxes	(977)	(713)
(Increase) decrease in:
Accrued interest receivable	857	(132)
Other assets	114	(614)
Increase in:
Income taxes payable	3,917	338
Accrued expenses and other liabilities	1,060	796
Net cash provided by operating activities	19,712	12,132

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	5,492	10,121
Proceeds from redemptions and maturities of securities available for sale	25,609	43,216
Proceeds from redemptions and maturities of securities held to maturity	33,298	41,625
Purchase of securities available for sale	(38,146)	(60,433)
Purchase of Federal Home Loan Bank of Boston stock	(2,042)	(616)
Net increase in loans	(139,111)	(64,224)
Proceeds from sales of participation in loans	12,450	11,978
Purchase of bank premises and equipment	(678)	(2,443)
Proceeds from sales of other real estate owned	-	189
Net cash used for investing activities	(103,128)	(20,587)

	Nine months ended
	September 30,
	2001	2000
	(unaudited)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$56,037	$21,755
Increase (decrease) in certificates of deposit	(49,919)	12,779
Proceeds from Federal Home Loan Bank of Boston advances	56,200	33,900
Repayment of Federal Home Loan Bank of Boston advances	(13,359)	(12,300)
Increase in mortgagors’ escrow accounts	855	563
Exercise of stock options	557	-
Purchase of common stock for ESOP	-	(802)
Purchase of treasury stock	(4,044)	(6,164)
Payment of dividends on common stock	(5,654)	(4,903)
Net cash provided by financing activities	40,673	44,828

Net increase (decrease) in cash and cash equivalents	(42,743)	36,373
Cash and cash equivalents at beginning of period	108,625	33,038

Cash and cash equivalents at end of period	$65,882	$69,411

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$25,284	$21,835
Income taxes	5,145	9,334

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2001 and 2000

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.

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

A summary of Lighthouse start-up and operating expenses from its inception to the date of its merger into Brookline is as follows:

	Operating expenses
	July 1 through July 17, 2001	Three months ended September 30, 2000

Compensation and benefits	$93	$460
Occupancy	12	71
Equipment and data processing	100	239
Advertising and marketing	16	772
Other	27	171
	$248	$1,713

	Operating expenses		Start-up expenses four months ended April 30, 2000
	January 1 through July 17, 2001	Five months ended September 30, 2000

Compensation and benefits	$1,231	$747	$409
Occupancy	110	111	105
Equipment and data processing	1,088	302	45
Advertising and marketing	474	1,048	97
Professional services	-	51	58
Other	327	161	32
	$3,230	$2,420	$746

Certain operating expenses associated with servicing former Lighthouse customers, including employee stay bonuses, were incurred through the third quarter of 2001. As of September 17, 2001, Lighthouse customers accounts were transferred to Brookline’s systems and records. In contemplation of the merger of Lighthouse into Brookline, a pre-tax restructuring charge of $3,912 was recorded in the second quarter of 2001 to provide for merger-related expenses. Those expenses included the following:

Personnel severance payments	$1,247
Vendor contract terminations	619
Occupancy rent obligations	319
Write-off of equipment and software	1,551
Other miscellaneous items	176
$3,912

(3)         Business Segments (Dollars in Thousands)

Through July 17, 2001, the Company’s wholly-owned bank subsidiaries, Brookline and Lighthouse, collectively “the Banks”, were identified as reportable operating segments in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Brookline operating segment includes its wholly-owned subsidiaries. The “All Other” segment presented below includes the Company and its wholly-owned securities corporation.

The primary activities of the Banks through July 17, 2001 included acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments. Brookline conducted its business primarily through its branch network while Lighthouse conducted its business primarily through the internet. As stated in note 2 herein, Lighthouse was merged into Brookline on July 17, 2001.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

	Brookline	Lighthouse *	All other	Consolidation adjustments	Consolidated
At or for the three months
ended September 30, 2001
Interest income	$18,334	$224	$4,676	$(4,175)	$19,059
Interest expense	8,287	100	-	(190)	8,197
Provision for loan losses	275	-	-	-	275
Securities gains	511	-	360	-	871
Other non-interest income	308	8	117	(32)	401
Other non-interest expense	3,840	248	41	-	4,129
Income tax expense (benefit)	2,411	(41)	431	-	2,801
Net income (loss)	4,340	(75)	4,681	(4,017)	4,929

Total loans, excluding money
market loan participations	$843,294	$-	$-	$-	$843,294
Total deposits	621,436	-	-	(6,697)	614,739
Total assets	1,054,577	-	299,263	(257,149)	1,096,691

* Operating results are for the period from July 1 through July 17, 2001.

	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated
At or for the three months
ended September 30, 2000
Interest income	$17,116	$499	$2,031	$(1,495)	$18,151
Interest expense	7,833	95	-	(195)	7,733
Provision for loan losses	-	69	-	-	69
Securities gains	2,311	5	-	-	2,316
Other non-interest income	293	5	97	(29)	366
Non-interest expense	2,941	1,713	56	-	4,710
Income tax expense (benefit)	3,106	(479)	328	-	2,955
Net income (loss)	5,840	(889)	1,744	(1,329)	5,366

Total loans, excluding money
market loan participations	$667,245	$20,936	$-	$-	$688,181
Total deposits	535,597	16,865	-	(5,792)	546,670
Total assets	890,844	40,234	285,956	(247,262)	969,772

	Brookline	Lighthouse *	All other	Consolidation adjustments	Consolidated
For the nine months
ended September 30, 2001
Interest income	$53,866	$2,798	$11,253	$(10,111)	$57,806
Interest expense	24,934	1,577	-	(961)	25,550
Provision for loan losses	860	74	-	-	934
Securities gains (losses)	3,313	183	(135)	(183)	3,178
Pension plan gain	3,667	-	-	-	3,667
Other non-interest income	917	61	262	(96)	1,144
Restructuring charge	-	3,912	-	-	3,912
Other non-interest expense	9,530	3,230	299	-	13,059
Income tax expense (benefit)	9,962	(2,279)	728	(64)	8,347
Net income (loss)	16,477	(3,472)	10,353	(9,365)	13,993

* Operating results are for the period from July 1 through July 17, 2001.

	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated
For the nine months
ended September 30, 2000
Interest income	$49,835	$744	$25,565	$(23,730)	$52,414
Interest expense	22,396	95	-	(555)	21,936
Provision for loan losses	300	69	-	-	369
Securities gains	6,454	5	-	-	6,459
Other non-interest income	909	5	254	(83)	1,085
Start-up expenses	-	746	-	-	746
Other non-interest expense	8,834	2,420	227	-	11,481
Income tax expense (benefit)	9,024	(953)	903	-	8,974
Net income (loss)	16,644	(1,623)	24,689	(23,258)	16,452

(4)         Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

The components of basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 are as follows:

	Net income		Weighted:average shares		Net income per share
	2001	2000	2001	2000	2001	2000
	(In thousands)
Three months
ended September 30
Basic	$4,929	$5,366	26,778,953	26,733,313	$0.18	$0.20
Effect of dilutive stock options	-	-	382,600	32,852	-	-
Dilutive	$4,929	$5,366	27,161,553	26,766,165	$0.18	$0.20

Nine months
ended September 30
Basic	$13,993	$16,452	26,837,300	26,888,976	$0.52	$0.61
Effect of dilutive stock options	-	-	302,294	-	-	-
Dilutive	$13,993	$16,452	27,139,594	26,888,976	$0.52	$0.61

(5)         Accumulated Other Comprehensive Income (Dollars in Thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 2001 and December 31, 2000, such taxes amounted to $3,633 and $3,641, respectively.

(6)         Commitments and SWAP Agreement (Dollars in Thousands)

At September 30, 2001, the Company had outstanding commitments to originate loans of $40,915, $23,620 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $22,782, $12,040 of which were equity lines of credit.

Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates.  The net interest income received (expense paid) for the nine months ended September 30, 2001 and 2000 was $(39) and $15, respectively.

Effective January 1, 2001, the Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. That Statement requires the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company’s interest-rate swap agreement did not meet the criteria to designate it as a hedging instrument. Accordingly, changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. The pre-tax unrealized loss of $20 in the swap agreement as of January 1, 2001 was not accounted for as the effect of a change in accounting principle due to immateriality. Instead, that amount was included in the pre-tax charge to earnings of $142 for the three months ended March 31, 2001 resulting from accounting for the swap agreement on a fair value basis. For the three month and nine month periods ended September 30, 2001, $230 and $319, respectively, were charged to pre-tax earnings for those periods as a result of accounting for the swap agreement on a fair value basis.

(7)         Dividend Declaration

The Board of Directors of the Company approved a quarterly dividend of $0.16 per share of common stock to stockholders of record as of October 31, 2001 and payable November 15, 2001. Brookline Bancorp, MHC (“MHC”), the majority stockholder of the Company, waived receipt of this dividend on the shares it owns of the Company’s common stock. The Office of Thrift Supervision ("OTS") expressed no objection to this waiver of dividends.

(8)         1999 Stock Option Plan and 1999 Recognition and Retention Plan (Dollars in Thousands)

On April 15, 1999, the stockholders approved the Company’s 1999 Stock Option Plan (the “Stock Option Plan”) and the 1999 Recognition and Retention Plan (the “RRP”).

Under the Stock Option Plan, 1,367,465 shares of the Company’s common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options were incentive stock options and 855,040 options were non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. As of September 30, 2001, 839,200 options had vested, 21,000 options were forfeited and 51,495 incentive options were exercised.

Under the RRP, 546,986 shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the  Company. As of September 30, 2001, 444,988 shares had vested and 3,850 shares had been forfeited . Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Expense for the nine months ended September 30, 2001 and 2000 was $125 and $1,132, respectively.

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

For the nine months ended September 30, 2001 and 2000, $383 and $277, respectively, were charged to compensation and employee benefits expense based on the commitment to release 27,063 and 26,856 shares, respectively, to eligible employees.

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

Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees. A similar defined contribution plan was established for Lighthouse employees effective May 1, 2000. The total amounts charged to earnings related to the pension plans for the nine months ended September 30, 2001 and 2000 were $201 and $28, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mutual Holding Company Structure

Brookline Bancorp, Inc. (the “Company”) was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (“Brookline”) upon completion of Brookline’s reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of Brookline (the “Offering”). The remaining 53% of the Company’s shares of common stock were issued to Brookline Bancorp MHC (“MHC”), a state-chartered mutual holding company incorporated in Massachusetts. The reorganization and Offering were completed on March 24, 1998. At September 30, 2001, the MHC owned 56.65% of the Company’s outstanding common stock.

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

Among other things, the charter conversions permit the MHC to waive the receipt of dividends paid by the Company without causing dilution to the ownership interests of the Company’s minority stockholders in the event of a conversion of the MHC to stock form. The waiving of dividends will increase Company resources available for stock repurchases, payment of dividends to minority stockholders and investments.

As part of the approval of the charter conversions, the OTS requires that the Company comply satisfactorily with several conditions, the most notable of which is that Brookline and its subsidiaries must divest themselves of their investment in marketable equity securities without material loss at the earliest possible date, but in any event no later than July 17, 2003. The divestiture can be accomplished by sale of the equity securities or their transfer to the Company or its subsidiary. At September 30, 2001, Brookline and its subsidiaries owned equity securities with a market value of $8.5 million.

As a federally-chartered institution, Brookline will be required to meet a qualified thrift lender test. Under that test, an institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid assets up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least nine months out of each twelve month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. The OTS has granted Brookline an exception from the qualified thrift lender test through July 17, 2002. At September 30, 2001, Brookline maintained approximately 65.5% of its portfolio assets in qualified thrift investments.

Lighthouse

On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England’s first-chartered internet-only bank. The Company made a $25 million capital investment in Lighthouse at the beginning of May 2000. See notes 2 and 3 of the notes to the unaudited consolidated financial statements on pages 8 through 10 herein for information about the start-up expenses and operating results of Lighthouse.

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

In contemplation of the merger, a pre-tax restructuring charge of $3.9 million was recorded in the second quarter of 2001 to provide for merger-related expenses. Those expenses included personnel severance payments, termination of contracts with third party vendors, occupancy rent obligations, write-off of equipment and software, and other miscellaneous items. Certain operating expenses associated with servicing former Lighthouse customers continued through the third quarter of 2001. As of September 17, 2001, Lighthouse customers accounts were transferred to Brookline’s systems and records.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased $60.5 million, or 5.8%, from $1.036 billion at December 31, 2000 to $1.097 billion at September 30, 2001. Excluding money market loan participations, the loan portfolio amounted to $843.3 million at September 30, 2001, an increase of $126.7 million, or 17.7% since December 31, 2000 and $26.2 million, or 3.2%, since June 30, 2001. Over 50% of the loan growth over the past nine months was in the residential mortgage loan sector, much of which occurred through real estate broker relationships with Lighthouse. Loan growth at Brookline was primarily in the multi-family and commercial real estate mortgage sectors. The level of loan growth, especially in the residential mortgage loan sector, declined in the third quarter and is expected to decline further in the fourth quarter of this year. With the merger of Lighthouse into Brookline, reliance on real estate brokers to provide new residential mortgage loans has been greatly diminished.

Money market loan participations declined from $28.3 million at December 31, 2000 to $26.0 million at September 30, 2001. Generally, the participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks that mature between one day and three months. The Company views such participations as an alternative to lower yielding short-term investments.

Short-term investments declined $39.9 million since December 31, 2000 to $27.0 million at September 30, 2001 and securities available for sale and held to maturity declined $23.2 million since December 31, 2000 to $176.6 million at September 30, 2001. Investment redemptions were used to fund part of the loan growth. Over the last nine months, investment in corporate obligations declined $28.8 million to $64.7 million while investment in collateralized mortgage obligations increased $11.8 million to $82.4 million. Most of the corporate obligations mature within two years and the collateralized mortgage obligations generally mature within three or four years.

Total deposits were $614.7 million at September 30, 2001 compared to $618.6 million at June 30, 2001 and $608.6 million at December 31, 2000. During the past nine months, transaction deposit accounts increased $56.0 million, $21.4 million of which related to Lighthouse accounts. Offsetting much of this increase was a $49.9 million decrease in certificates of deposit, $20.5 million of which related to Lighthouse accounts. Much of decline resulted from the maturity of high yielding certificates of deposit obtained primarily through special promotions in the fourth quarter of 2000.

Total borrowed funds were $176.2 million at September 30, 2001 compared to $156.3 million at June 30, 2001 and $133.4 million at December 31, 2000. All of the borrowed funds were obtained through advances from the Federal Home Loan Bank of Boston ("FHLB"). The borrowings were used to fund loan growth and in connection with the Company's management of the interest rate sensitivity of its assets and liabilities.

Total stockholders' equity increased from $282.6 million at December 31, 2000 to $288.0 million at September 30, 2001. Between those dates, the Company repurchased 287,750 shares of its common stock at an aggregate cost of $4.0 million, or $14.05 per share. As of September 30, 2001, the Company can purchase an additional 1,322,525 shares under a new repurchase plan approved by the Board of Directors on September 19, 2001. During the most recent quarter, the exercise of 51,495 incentive stock options resulted in capital proceeds of $557,000.

Unrealized gains on securities available for sale are reported as accumulated other comprehensive income. Such gains were $9.9 million ($6.3 million on an after-tax basis) at September 30, 2001 and $9.9 million ($6.2 million on an after-tax basis) at December 31, 2000. Between those dates, gains of $3.7 million ($2.5 million on an after-tax basis) were realized from the sale of marketable equity securities and a write-down of $495,000 ($318,000 on an after-tax basis) in the carrying value of a defaulted debt security was recorded.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30,. 2001	December 31,. 2000

	(Dollars in thousands)
Non-accrual loans	$3	$-
Property in possession	143	-
Defaulted corporate debt security	1,440	-
Total non-performing assets	$1,586	$-

Restructured loans	$-	$-

Allowance for loan losses	$15,261	$14,315

Allowance for loan losses as a percent of total loans	1.76%	1.92%
Allowance for loan losses as a percent of total loans, excluding money market loan participations
	1.81%	2.00%
Non-accrual loans as a percent of total loans	-	-
Non-performing assets as a percent of total assets	0.14%	-

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans”, although the two categories tend to overlap. Impaired loans amounted to $105,000 at September 30, 2001 and $107,000 at December 31, 2000. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the nine months ended September 30, 2001 and 2000, recoveries of loans previously charged off amounted to $12,000 and $18,000, respectively, and there were no loan charge-offs. Despite net loan recoveries and minimal non-performing loans at September 30, 2001, the Company increased its allowance for loan losses by providing $934,000 and $369,000 as charges to earnings in the first nine months of 2001 and 2000, respectively. Management deemed it prudent to increase the allowance in light of the $126.6 million and $52.6 million increase in net loans outstanding in the first nine months of 2001 and 2000, respectively (exclusive of money market loan participations). Over 50% of the net loan growth in the first nine months of 2001 and 2000 was in residential mortgage loans. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

In the second quarter of 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond issued by Southern California Edison that matured on June 1, 2001. Interest of $65,000 due on the bond was received at the maturity date and applied as a reduction of the carrying value of the bond instead of being credited to interest income. Repayment of the debt security will depend on resolution of issues related to the energy crisis in California.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General

Operating results are primarily dependent on the Company's net interest income, which is the difference between interest earned on the Company's loan and investment portfolios and interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as service fees and sale of investment securities and other assets, operating expenses and income taxes. Operating results are also affected significantly by general economic conditions, particularly changes in interest rates, as well as governmental policies and actions of regulatory authorities.

Net income for the three months ended September 30, 2001 was $4.9 million, or $0.18 per share, compared to $5.4 million, or $0.20 per share, for the three months ended September 30, 2000. Basic and diluted earnings per share were the same in each of the three month periods. The 2001 and 2000 quarters included  net securities gains of $871,000 ($557,000 on an after-tax basis, or $0.02 per share) and $2.3 million ($1.5 million on an after-tax basis, or $0.05 per share), respectively, and expense of $42,000 ($24,000 on an after-tax basis) and $365,000 ($212,000 on an after-tax basis), respectively, related to the recognition and retention plan ("RRP") approved by stockholders.

The 2001 and 2000 quarters also included after-tax net operating losses of approximately $320,000 ($0.01 per share and $889,000  ($0.03 per share), respectively, related to Lighthouse. Lighthouse was merged into Brookline on July 17, 2001. The 2001 estimated quarterly loss included operating expenses associated with servicing former Lighthouse customers from July 17 through the end of the quarter. The transfer of Lighthouse accounts to Brookline's systems and records was completed by the end of September 2001. See notes 2 and 3 of the notes to the unaudited consolidated financial statements on pages 8 through 10 herein for additional information about the operating results of Lighthouse.

Average Balance Sheets and Interest Rates

The following table sets forth certain information relating to the Company for the three months ended September 30, 2001 and 2000. The average yields and costs were derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

	Three months ended September 30,
	2001			2000
			Average yield/cost			Average yield/cost
	Average balance			Average balance
		Interest(1)			Interest(1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$28,115	$257	3.63%	$12,057	$198	6.48%
Debt securities (2)	164,750	2,511	6.10	170,533	2,692	6.31
Equity securities (2)	30,592	335	4.38	30,652	412	5.38
Mortgage loans (3)	803,307	15,370	7.65	650,693	13,660	8.40
Money market loan participations	11,852	111	3.75	40,426	694	6.81
Other commercial loans (3)	27,793	454	6.53	24,564	520	8.47
Consumer loans (3)	3,171	77	9.71	2,023	51	10.08
Total interest-earning assets	1,069,580	19,115	7.15	930,948	18,227	7.83
Allowance for loan losses	(15,070)			(14,253)
Non-interest earning assets	30,655			29,691
Total assets	$1,085,165			$946,386

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$69,862	229	1.30%	50,597	172	1.35%
Savings accounts (4)	12,810	58	1.80	12,172	67	2.18
Money market savings accounts	251,854	2,092	3.30	206,887	2,052	3.94
Certificate of deposit accounts	262,284	3,315	5.02	249,075	3,534	5.63
Total deposits	596,810	5,694	3.79	518,731	5,825	4.46
Borrowed funds	163,802	2,503	6.06	123,325	1,908	6.14
Total interest bearing liabilities	760,612	8,197	4.28	642,056	7,733	4.78
Non-interest-bearing demand checking accounts	18,382			15,047
Other liabilities	16,974			11,701
Total liabilities	795,968			668,804
Stockholders’ equity	289,197			277,582
Total liabilities and stockholders’ equity	$1,085,165			$946,386

Net interest income (tax equivalent basis)/interest rate spread (5)
		10,918	2.87%		10,494	3.05%
Less adjustment of tax exempt income		56			76
Net interest income		$10,862			$10,418
Net interest margin (6)			4.08%			4.51%

(1)   Tax exempt income on equity securities is included on a tax equivalent basis.

(2)   Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)   Loans on non-accrual status are included in average balances.

(4)   Savings accounts include mortgagors' escrow accounts.

(5)   Net interest  spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)   Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $138.6 million, or 14.9%, higher in the third quarter of 2001 compared to the third quarter of 2000. Average deposits increased $78.1 million, or 15.1%, and average borrowed funds increased $40.5 million, or 32.8%, between the three month periods. About half of the loan growth and much of the deposit growth was attributable to the activities of Lighthouse.

While interest rate spread declined from 3.05% in the third quarter of 2000 to 2.87% in the third quarter of 2001, it increased from the 2.68% and 2.79% spreads realized in the first and second quarters of 2001. The improved spreads in 2001 resulted in part from loan growth as the percent of average loans outstanding to the total of all earning assets outstanding grew from 70% in the first quarter of 2001 to 78% in the third quarter of 2001. Generally, yields on loans exceed yields on the Company's short-term investments and investment securities. Also contributing to the improved spread was a faster level of decline in the average rate paid on interest-bearing liabilities (especially certificates of deposit) since March 31, 2001 (65 basis points)  than in the decline in the average rate earned on loans and investments since that date (46 basis points).

Interest rates earned and paid are influenced greatly by the actions of the Federal Reserve in establishing the benchmark federal funds interest rate for overnight loans between banks. In each of the first two quarters of 2000, the federal funds rate was increased by 50 basis points. In 2001, the federal funds rate was reduced 150 basis points in the first quarter, 125 basis points in the second quarter, 75 basis points in the third quarter and 50 basis points on October 2. The 2001 reductions represent the most aggressive pace of cuts by the Federal Reserve since 1982 and the latest cut resulted in the lowest rate since May 1962. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company's loans, investment securities, deposits and borrowed funds.

It is expected that the rate reductions initiated by the Federal Reserve in 2001 will continue to cause a decline in the average yield on the Company's earning assets. That portion of the Company's loan portfolio that is priced on an adjustable rate basis will experience rate reductions while that portion of the loan portfolio priced at fixed rates could experience loan prepayments and refinancings. The Company's investment portfolio will likely experience a decline in yields earned since most of the investments mature within relatively short time periods.

It is also expected that rates paid on deposits and borrowed funds will decline. The extent and frequency with which the repricing of deposits can take place varies by deposit product. For example, the extent to which the pricing of NOW accounts and savings accounts can be reduced in a significant declining environment is limited because of the lower rates typically paid on those deposits. With respect to certificates of deposit and borrowed funds, changes in rates paid can be significant, but the impact of the changes depends on when the certificates and borrowings are initiated and mature.

As of September 30, 2001, the aggregate amount of the Company's interest-bearing liabilities either maturing or subject to repricing within three months exceeded the aggregate amount of the Company's interest-earning assets maturing or subject to repricing within three months by $157.1 million, or 14.3% of total assets. This is referred to as a negative gap position. Based on assets and liabilities at September 30, 2001 maturing or subject to repricing within one year, the Company had a negative gap position of $154.8 million, or 14.1% of total assets. Based on these gap positions, the Company's interest rate spread should improve in the fourth quarter of 2001 over that achieved in the third quarter of 2001. There can be no assurance, however, concerning this forecast since actual results will depend on various economic factors outside the control of the Company.

Interest Income

Interest income on loans, excluding money market loan participations, was $15.9 million in the 2001 quarter compared to $14.2 million in the 2000 quarter, an increase of $1.7 million, or 11.7%. The additional income resulting from an increase in average loans outstanding of $157.0 million, or 23.2%, was offset in part by a decline in the average yield on loans from 8.40% in the 2000 quarter to 7.62% in the 2001 quarter.

The average balances invested in short-term investments in the third quarter of 2001 and 2000 were $28.1 million and $12.1 million, respectively, and the yields earned on those balances were 3.63% and 6.48%, respectively. The average balances invested in money market loan participations in the third quarter of 2001 and 2000 were $11.9 million and $40.4 million, respectively, and the yields on those balances were 3.75% and 6.81%, respectively. The lower yields were attributable to the federal funds rate reductions by the Federal Reserve previously mentioned herein.

Interest income on debt securities was $2.5 million in the 2001 quarter and $2.7 million in the 2000 quarter as a result of a decline in the average balances invested ($164.8 million compared to $170.5 million) and a decline in the yield earned  (6.10% compared to 6.31%).

Interest Expense

Interest expense on deposits was $5.7 million in the 2001 quarter, a 2.2% decline from the $5.8 million expended in the 2000 quarter. The increase in interest expense resulting from higher average deposit balances ($596.8 million compared to $518.7 million) was more than offset by the effect of the lower average rates paid on those deposits (3.79% compared to 4.46%).

Average borrowings from the FHLB increased from $123.3 million in the 2000 quarter to $163.8 million in the 2001 quarter. The average rates paid on those balances were 6.06% and 6.14%, respectively.

Provision for Loan Losses

The provision for loan losses charged to earnings was $275,000 in the 2001 quarter and $69,000 in the 2000 quarter. The increase was attributable to growth of the loan portfolio.

Non-Interest Income

Gains on sales of marketable equity securities were $871,000 in the 2001 quarter and $3.2 million in the 2000 quarter. Marketable equity securities are held by the Company primarily for capital appreciation and not for trading purposes. Gains in the future, if any, will be highly dependent on factors outside the control of the Company and, accordingly, cannot be assured.

Fees and charges increased from $248,000 in the 2000 quarter to $508,000 in the 2001 quarter primarily as a result of a $218,000 increase in mortgage loan prepayment fees and higher deposit service fees.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In connection with accounting for an outstanding swap agreement on a fair value basis,  $230,000 was charged to earnings in the third quarter of 2001. See note 6 of the notes to the unaudited consolidated financial statements on pages 11 and 12 herein for additional information regarding this matter.

Non-Interest Expense

As explained in notes 2 and 3 of the notes to the unaudited consolidated financial statements on pages 8 through 10 herein, Lighthouse was merged into Brookline on July 17, 2001. From that date, expenses related to the continued servicing of former Lighthouse accounts were charged to Brookline. The total of Lighthouse-related expenses charged to Lighthouse and Brookline during the third quarter of 2001 amounted to $1.1 million. The total of Lighthouse expenses in the third quarter of 2000 amounted to $1.7 million. Expenses to be paid by Brookline in the fourth quarter of 2001 to serve former Lighthouse customers are expected to decline significantly from the level incurred in the third quarter.

Expense related to the RRP amounted to $42,000 in the 2001 quarter and $365,000 in the 2000 quarter. (See note 8 of the notes to the unaudited consolidated financial statements on page 12 herein). Excluding RRP and Lighthouse-related expenses, total non-interest expense increased $393,000, or 14.9%, from $2.6 million in the 2000 quarter to $3.0 million in the 2001 quarter. More than half of the increase ($217,000) related to personnel costs. Replacement of Brookline's defined benefit pension plan with a defined contribution plan  resulted in a $54,000 increase in pension expense and the expense of the ESOP (which is determined by the market value of the Company's stock) increased $36,000. Equipment and data processing costs increased $111,000 due primarily to higher website and ATM servicing fees and higher costs related to new teller platform and asset/liability management software, and equipment purchased for a new branch. Higher costs were also incurred for regulatory assessments due to the change to a federal charter and occupancy due to the addition of a new branch and rent escalations on existing premises.

Income Taxes

The effective rate of income taxes was 36.2% in the 2001 quarter compared to 35.5% in the 2000 quarter. The slight increase was attributable to the application of varying state income tax rates to the earnings of the Company's subsidiaries.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General

Net income for the nine months ended September 30, 2001 was $14.0 million, or $0.52 per share, compared to $16.5 million, or $0.61 per share, for the nine months ended September 30, 2000. Basic and diluted earnings per share were the same for each of the nine month periods. The 2001 period included net securities gains of $3.2 million ($2.0 million on an after-tax basis, or $0.07 per share) and the 2000 period included net securities gains of $6.5 million ($4.1 million on an after-tax basis, or $0.15 per share). Expenses related to the RRP in the 2001 and 2000 periods were $125,000 and $1.1 million, respectively ($72,000 and $659,000, respectively, on an after-tax basis).

Both the 2001 and 2000 periods included after-tax net operating losses of approximately $1.6 million, or $0.06 per share related to Lighthouse. (The net operating loss for the 2001 period includes Lighthouse-related activities subsequent to the merger of Lighthouse into Brookline on July 17, 2001. See notes 2 and 3 of the notes to the unaudited consolidated financial statements on pages 8 through 10 herein and "Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000 - Non-Interest Expense" on page 20 herein for additional information regarding this matter).

The 2001 period also included a restructuring charge of $3.9 million ($2.3 million on an after-tax basis, or $0.08 per share) recorded in the second  quarter of 2001 in contemplation of the merger of Lighthouse into Brookline. The restructuring charge was partly offset by a gain of $3.7 million ($1.9 million on an after-tax basis, or $0.07 per share) from termination of Brookline's defined benefit pension plan.

Average Balance Sheets and Interest Rates

The following table sets forth certain information relating to the Company for the nine months ended September 30, 2001 and 2000. Average balances were derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

	Nine months ended September 30,
	2001			2000
			Average yield/cost			Average yield/cost
	Average balance			Average balance
		Interest(1)			Interest(1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$39,564	$1,424	4.80%	$14,414	$658	6.09%
Debt securities (2)	175,147	8,186	6.23	181,753	8,279	6.07
Equity securities (2)	30,652	1,096	4.76	31,117	1,294	5.54
Mortgage loans (3) (4)	752,152	44,680	7.92	633,890	39,475	8.30
Money market loan participations	23,009	919	5.33	26,860	1,322	6.56
Other commercial loans (3)	27,015	1,475	7.28	24,543	1,517	8.24
Consumer loans (3)	2,897	219	10.08	1,969	146	9.89
Total interest-earning assets	1,050,436	57,999	7.36	914,546	52,691	7.68
Allowance for loan losses	(14,708)			(14,080)
Non-interest earning assets	29,501			25,895
Total assets	$1,065,229			$926,361

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$68,233	695	1.36%	$48,449	461	1.27%
Savings accounts (5)	12,309	178	1.93	12,253	202	2.20
Money market savings accounts	235,222	6,292	3.57	205,805	6,055	3.92
Certificates of deposit accounts	284,178	11,678	5.48	245,052	9,977	5.43
Total deposits	599,942	18,843	4.19	511,559	16,695	4.35
Borrowed funds	145,563	6,707	6.14	115,243	5,241	6.06
Total interest-bearing liabilities	745,505	25,550	4.57	626,802	21,936	4.67
Non-interest-bearing demand checking accounts
	17,667			13,715
Other liabilities	14,886			11,129
Total liabilities	778,058			651,646
Stockholders’ equity	287,171			274,715
Total liabilities and stockholders’ equity
	$1,065,229			$926,361
Net interest income (tax equivalent basis)/interest rate spread (6)
		32,449	2.79%		30,755	3.02%
Less adjustment of tax exempt income		193			252
Net interest income		$32,256			$30,503
Net interest margin (7)			4.12%			4.48%

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

Average earning assets were $135.9 million, or 14.9%, higher in the 2001 period compared to the 2000 period. Average deposits increased $88.4 million, or 17.3%, and average borrowed funds increased $30.3 million, or 26.3%, between the two periods. Over half of the loan growth was attributable to the activities of Lighthouse.

Interest rate spread declined from 3.02% in the 2000 period to 2.79% in the 2001 period. The decline resulted primarily from the effect of changes in the federal funds rate by the Federal Reserve prior to and during those periods. The federal funds rate was increased in the aggregate by 75 basis points in the last seven months of 1999 and 100 basis points in the first five months of 2000 and reduced in the aggregate by 400 basis points in 2001 (through October 2, 2001).

Interest Income

Interest income on loans, excluding money market loan participations, was $46.4 million in the 2001 period compared to $41.1 million in the 2000 period, an increase of $5.3 million, or 12.8%. The additional income resulting from an increase in average loans outstanding of $121.7 million, or 18.4%, was offset in part by a decline in the average yield on loans from 8.30% in the 2000 period to 7.91% in the 2001 period.

The average balances invested in short-term investments and money market loan participations during the 2001 period were $39.6 million and $23.0 million, respectively, and the yields on those balances were 4.80% and 5.33%, respectively. The average balances during the 2000 period were $14.4 million and $26.9 million, respectively, and the yields on those balance were 6.09% and 6.56%, respectively.

Interest income on debt securities declined slightly from $8.3 million in the 2000 period to $8.2 million in the 2001 period. Partly offsetting the reduction in income resulting from a $6.6 million, or 3.6% decline in the average balances invested in debt securities was an improvement in yield on the average balances from 6.07% in the 2000 period to 6.23% in the 2001 period. The yield enhancement resulted from investing a higher percent of the investment portfolio in collateralized mortgage obligations.

Interest Expense

Interest expense on deposits was $18.8 million in the 2001 period, a 12.9% increase from the $16.7 million expended in the 2000 period. The increase was due to the growth in the average balance of interest-bearing deposits of $88.4 million, or 17.3%, over half of which took place at Lighthouse. Partly offsetting the effect of this increase was a reduction in the average rates paid on interest-bearing deposits from 4.35% in the 2000 period to 4.19% in the 2001 period.

Average borrowings from the FHLB increased from $115.2 million in the 2000 period to $145.6 million in the 2001 period. The average rates paid on those balances were 6.06% and 6.14%, respectively.

Provision for Loan Losses

The provision for loan losses charged to earnings was $934,000 in the 2001 period and $369,000 in the 2000 period. The increase was attributable to growth of the loan portfolio.

Non-Interest Income

Net securities gains were $3.2 million in the 2001 period and $6.5 million in the 2000 period. The 2001 period included a gain of $3.7 million from termination of Brookline's defined benefit pension plan. (See note 10 of the notes to the unaudited consolidated financial statements on page 13 herein).

Fees and charges increased from $671,000 in the 2000 period to $1.2 million in the 2001 period primarily as a result of  a $306,000 increase in mortgage loan prepayment fees and higher deposit service fees. In the 2001 period, $319,000 was charged to earnings in connection with accounting for the Company's outstanding swap agreement on a fair value basis.

Non-Interest Expense

Excluding a restructuring charge of $3.9 million recorded in the second quarter of 2001 (see note 2 of the notes to the consolidated financial statements on pages 8 and 9 herein), the total of Lighthouse-related expenses charged to Lighthouse and Brookline during the 2001 period was $4.0 million compared to $3.2 million in the 2000 period. Expense related to the RRP amounted to $125,000 in the 2001 period and $1.1 million in the 2000 period.

Excluding RRP and Lighthouse-related expenses, total non-interest expense increased $961,000, or 12.1%, from $7.9 million in the 2000 period to $8.9 million in the 2001 period. More than half of the increase ($519,000) related to personnel costs. Replacement of Brookline's defined benefit pension plan with a defined contribution plan resulted in a $176,000 increase in pension expense and the expense of the ESOP increased $106,000. Equipment and data processing costs increased $277,000 and occupancy increased $147,000 primarily for the same reasons that caused the increases between the 2001 and 2000 third quarter periods.

Income Taxes

The effective rate of income taxes was 37.4% in the 2001 period compared to 35.3% in the 2000 period. The increase in rate was attributable primarily to the non-deductibility of a $587,000 excise tax payable to the federal government in connection with the termination of Brookline's pension plan.

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

Generally, it is the Company's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Company. At September 30, 2001, interest-earning assets maturing or repricing within one year amounted to $386.9 million and interest-bearing liabilities maturing or repricing within one year amounted to $541.7 million resulting in a cumulative one year negative gap position of $154.8 million, or 14.1% of total assets. At December 31, 2000, the Company had a cumulative one-year negative gap position of $115.3 million, or 11.1% of total assets.

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

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2001 amounted to $176.2 million.

The Company's most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At September 30, 2001, such assets amounted to $77.2 million, or 7.0% of total assets.

At September 30, 2001, Brookline exceeded all regulatory capital requirements. At that date, leverage capital was $230.2 million, or 21.92% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank's supervisory rating.

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

There have been no material changes in the quantitative disclosures about market risk as of September 30, 2001 from those presented in the Company's 2000 Annual Report.

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

None

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

BROOKLINE BANCORP, INC.

Date: November 9, 2001	By:	/s/ Richard P. Chapman, Jr.

Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 9, 2001	By:	/s/ Paul R. Bechet

Paul R. Bechet
Senior Vice President and Chief Financial Officer