Form 10-K405
period 2001-12-31
BROOKLINE BANCORP INC
filed 2002-03-25
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  0-23695

BROOKLINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3402944
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

160 Washington Street, Brookline, MA	02447-0469
(Address of principal executive offices)	(Zip Code)

(617) 730-3500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12 (g) of the Act:

Common Stock, par value of $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

YES     ☒      NO     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

The number of shares of common stock held by nonaffiliates of the registrant as of March 20, 2002 was 10,953,701 for an aggregate market value of $185,693,000. This excludes 15,420,350 shares held by Brookline Bancorp, MHC and 422,992 shares held by Brookline Savings Bank Employee Stock Ownership Plan and Trust.

At March 20, 2002, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 29,715,421 and 26,797,043, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Sections of the Annual Report to Stockholders for the year ended December 31, 2001 (Part II and Part III)

2.  Proxy Statement for the Annual Meeting of Stockholders dated March 14, 2002 (Part I and Part III)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services.

PART I

Item 1.      Business

General

Brookline Bancorp, Inc. (the “Company”) is a bank holding company that was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (“Brookline” or the “Bank”) upon completion of the reorganization of Brookline from a mutual savings bank into a mutual holding company structure. Brookline was established as a savings bank in 1871. Brookline Bancorp, MHC (the “MHC”), a mutual holding company, owned 57.6% of the Company’s shares of outstanding common stock at December 31, 2001.

In June 2000, the Company commenced operations of Lighthouse Bank (“Lighthouse”) as New England’s first-chartered internet-only bank. On July 17, 2001, Lighthouse was merged into Brookline.

The Company, the MHC, Brookline and Lighthouse converted from state to federal charters on July 16, 2001. As a result, each of these entities became subject to regulation by the Office of Thrift Supervision (“OTS”).

For more information about the Company’s corporate structure, its conversion to a federal charter and Lighthouse, see pages 6 and 7 of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference.

Market Area and Credit Risk Concentration

Brookline operates five full-service banking offices in the Town of Brookline, an urban/suburban community adjacent to the City of Boston, and a full service banking office in the city of Newton, a community adjacent to the Town of Brookline. The Newton office was opened on October 26, 2000. Brookline’s deposits are gathered from the general public primarily in the Town of Brookline and surrounding communities. Brookline’s lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Brookline’s urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, for many years, Brookline has emphasized multi-family and commercial real estate mortgage lending. These types of loans typically generate higher yields, but also involve greater credit risk than one-to four-family mortgage loans. Many of Brookline’s borrowers have more than one multi-family or commercial real estate loan outstanding with Brookline. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

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

Repayment of loans made by the Company, in particular multi-family and commercial real estate loans, generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Accordingly, the asset quality of the Company’s loan portfolio is greatly affected by the economy in the Company’s market area. During the past few years, the Massachusetts economy has been strong and interest rates have declined or remained at attractive levels. While these conditions, for the most part, have had a favorable impact on property values and the business of the Company and its borrowers, declining interest rates have prompted many borrowers to refinance existing loans and seek new loans at lower interest rates fixed for longer periods of time. Besides causing pressure on the Company’s interest rate margin, the low interest rate environment has resulted in lower levels of deposit growth as customers have found other investment instruments more attractive. During the late 1980s and early 1990s, a regional recession and a higher interest rate environment caused a significant decline in employment and in real estate values, ultimately resulting in the failure of many financial institutions in Massachusetts and New England.

Competition

The Company faces significant competition both in making loans and in attracting deposits. The Boston metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Investment Securities

The investment policy of the Company is reviewed and approved by the Board of Directors on an annual basis. The Company’s investment portfolio is structured so as to provide asset diversification, interest and dividend income, a source of liquidity to meet loan demand and potential deposit outflows, and the opportunity to achieve capital appreciation through long-term investment in equity securities.

The Company’s current policy generally favors investment in mortgage-backed and mortgage-related securities, U.S. Government and Agency securities, and corporate debt obligations. The policy allows the use of interest rate swaps, options and futures, but only for purposes of hedging the interest or credit risk of specific Company assets. While the Company has seldom used hedging instruments, at December 31, 2001, it was a party to a $5.0 million interest-rate swap agreement that matures April 14, 2005. The Company entered into the agreement to match more closely the repricing of certain assets and liabilities and to reduce its exposure to increases in interest rates.

Over the past three years, the Company expanded its acquisition of collateralized mortgage obligations and mortgage-backed securities (“mortgage derivatives”). Investments in such obligations increased from 2.7% of the total investment portfolio at the beginning of 1999 to 45.4% of the total investment portfolio at the end of 2001. Most of the Company’s purchases are securities issued by U.S. government agencies and are part of the first tranche of mortgage pools. Such tranches (or slices) have priority rights to cash flows, usually mature in the three year range and are commonly classified as “PAC-1-1” securities.

It is the Company’s policy that the aggregate unamortized premiums on all mortgage derivatives in the Company’s investment portfolio should not exceed 1% of stockholders’ equity excluding net unrealized gains on securities available for sale. No purchase of any mortgage derivative in excess of $3 million or involving payment of a premium of 2% or more can be made without the prior approval of the chief executive officer of the Company. Purchases of all mortgage derivatives not classified as PAC-1-1 securities or issued by other than U.S. government agencies also require prior approval of the chief executive officer.

The Company expects that mortgage derivatives will continue to represent a significant portion of its investment portfolio since such investments are “qualified thrift investments” for purposes of meeting the OTS requirement that 65% of the Company’s assets be maintained in qualified thrift assets.

The Company’s investment policy normally requires that corporate obligations be rated “A” or better at the time of acquisition. In certain instances, corporate obligations rated “BBB” can be purchased. At December 31, 2001, $3.5 million of the Company’s debt securities were rated lower than “A”. Included in this amount was a $2.0 million bond issued by Southern California Edison payable June 1, 2001 bearing interest at 6.50% per annum and carried on the books of the Company at $1,440,000. This debt security was paid in full on March 1, 2002. (For additional information, see page 10 of the Company’s 2001 Annual Report which is incorporated herein by reference).

At December 31, 2001, the Company’s marketable equity securities portfolio totaled $17.2 million, including net unrealized gains of $7.7 million. Most of the portfolio was comprised of the stocks of national, regional money center and community banks and utility companies. The Company’s policy limits the aggregate carrying value of marketable equity securities to no more than 25% of the Company’s stockholders’ equity, excluding net unrealized gains on securities available for sale. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurances that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2001		2000		1999
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government and Agency obligations	$14,208	7.79%	$11,079	5.35%	$40,895	17.18%
Corporate obligations	58,904	32.32	93,673	45.26	112,999	47.48
Collateralized mortgage obligations	79,701	43.73	68,526	33.12	47,990	20.17
Mortgage-backed securities	2,983	1.64	2,388	1.15	1,639	0.69
Total debt securities	155,796	85.48	175,666	84.88	203,523	85.52
Marketable equity securities	17,187	9.43	24,142	11.67	28,186	11.84
Restricted equity securities	9,281	5.09	7,145	3.45	6,279	2.64
Total investment securities	$182,264	100.00%	$206,953	100.00%	$237,988	100.00%

Debt and equity securities available for sale	$163,425	89.66%	$149,361	72.17%	$128,275	53.90%
Debt securities held to maturity	9,558	5.25	50,447	24.38	103,434	43.46
Restricted equity securities	9,281	5.09	7,145	3.45	6,279	2.64
Total investment securities	$182,264	100.00%	$206,953	100.00%	$237,988	100.00%

The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At December 31,
	2001		2000		1999
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$14,093	$14,208	$10,946	$11,079	$41,026	$40,895
Corporate obligations	49,073	50,640	44,467	44,704	11,409	11,204
Collateralized mortgage obligations	78,536	79,701	68,225	68,526	48,729	47,990
Mortgage-backed securities	1,662	1,689	890	910	–	–
Total debt securities	143,364	146,238	124,528	125,219	101,164	100,089
Marketable equity securities	9,502	17,187	14,948	24,142	14,878	28,186
Total securities available for sale	152,866	163,425	139,476	149,361	116,042	128,275
Net unrealized gains on securities available for sale	10,559	–	9,885	–	12,233	–
Total securities available for sale, net	$163,425	$163,425	$149,361	$149,361	$128,275	$128,275

Securities held to maturity:
Corporate obligations	$8,264	$8,445	$48,969	$48,860	$101,795	$100,854
Mortgage-backed securities	1,294	1,321	1,478	1,477	1,639	1,597
Total securities held to maturity	$9,558	$9,766	$50,447	$50,337	$103,434	$102,451

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$8,907		$6,771		$5,905
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121
Total restricted equity securities	$9,281		$7,145		$6,279

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2001
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$7,117	4.73%	$7,091	3.64%	$–	–%	$–	–%	$14,208	4.19%
Corporate obligations	32,076	6.90	16,855	5.16	–	–	1,709	9.32	50,640	6.40
Collateralized mortgage obligations	7,479	5.90	72,222	5.49	–	–	–	–	79,701	5.53
Mortgage-backed securities	–	–	–	–	–	–	1,689	6.85	1,689	6.85
Total debt securities	46,672	6.41	96,168	5.30	–	–	3,398	8.09	146,238	5.72
Marketable equity securities (1)									17,187	4.27
Total securities available for sale									163,425	5.56
Securities held to maturity:
Corporate obligations	4,566	6.08	3,698	6.20	–	–	–	–	8,264	6.13
Mortgage-backed securities	–	–	69	7.45	402	8.88	823	6.27	1,294	7.14
Total securities held to maturity	4,566	6.08	3,767	6.22	402	8.88	823	6.27	9,558	6.27
Restricted equity securities:
Federal Home Loan Bank of Boston stock									8,907	4.50
Massachusetts Savings Bank Life Insurance Company stock (1)									253	4.17
Other stock									121	–
Total restricted equity securities (1)									9,281	4.43
Total securities	$51,238	6.38%	$99,935	5.33%	$402	8.88%	$4,221	7.74%	$182,264	5.54%

(1)  The yields have been calculated on a tax equivalent basis.

Loans

The Company’s loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company’s primary lending area. Another component of the loan portfolio consists of participations in commercial loans to national companies and organizations originated and serviced primarily by money center banks. Generally, the participations mature between one day and three months and are viewed by the Company as an alternative short-term investment for liquidity management purposes rather than as traditional commercial loans. The Company also provides financing for construction and development projects, commercial lines of credit primarily to condominium associations, home equity and second mortgage loans and other consumer loans.

The Company relies on community contacts as well as referrals from existing customers, attorneys and other real estate professionals to generate business within its lending area. In addition, existing borrowers are an important source of business since many of its multi-family and commercial real estate customers have more than one loan outstanding with the Company. Two commissioned loan originators on the staff of the Company are also used to generate residential mortgage loan business. The Company’s ability to originate loans depends on the strength of the economy, trends in interest rates, customer demands and competition.

Multi-family and commercial real estate mortgage lending are the Company’s most significant areas of lending activities. At December 31, 2001 and 2000, such loans represented 69.8% and 73.2%, respectively, of gross loans, exclusive of money market loan participations. The Company intends to continue to emphasize these types of loans depending on the demand for such loans and trends in the real estate market and the economy.

The Company has written underwriting policies to control the inherent risks in origination of loans. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

A number of factors are considered in originating multi-family and commercial real estate mortgage loans. The qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower, the Company considers the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Company and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) and the ratio of the loan amount to the appraised value.

Frequently, multi-family and commercial real estate mortgage loans are made for five to ten year terms, with an amortization period of twenty to twenty-five years, and are priced on an adjustable-rate basis with the borrower’s option to fix the interest rate for the first few years. At the borrower’s option, at the time of origination or later during the term, the loan may be converted to a fixed rate, provided the fixed-rate period selected by the borrower does not exceed the original term of the loan. Generally, a yield maintenance fee and other fees are collected when a fixed-rate loan is paid off prior to its maturity.

Since 1998, a stable and then declining interest rate environment prompted many multi-family and commercial real estate borrowers to exercise their options to convert loans from an adjustable-rate to a fixed-rate basis. Additionally, many new loans originated since 1998 have been priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. If interest rates increase during the fixed-rate phase of these loans, the Company’s net interest income would be negatively affected. Occasionally, the Company has partially funded loans originated on or converted to a fixed-rate basis by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans.

The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans are not maintained in the Company’s loan portfolio.

At December 31, 2001, construction and development loans amounted to $20.9 million, $4.9 million of which had not been advanced as of that date. The $20.9 million is comprised of $10.8 million pertaining to construction of multi-family properties, $3.2 million pertaining to construction of commercial properties, $3.5 million pertaining to construction of one-to-four family residential homes, $2.9 million pertaining to construction of condominiums and $493,000 pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, Brookline also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, Brookline analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Company may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

Commercial loans amounted to $42.6 million at December 31, 2001 compared to $33.2 million at December 31, 2000. At both dates, the portfolio included a $10.0 million loan participation maturing on June 14, 2002 and loans to condominium associations for the purpose of funding capital improvements. Loans to condominium associations amounted to $23.5 million at December 31, 2001 and $15.8 million at December 31, 2000. Typically, such loans are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2001		2000		1999		1998		1997
		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$159,887	18.25%	$114,411	15.04%	$74,889	11.13%	$64,467	11.19%	$68,907	14.25%
Multi-family	338,973	38.70	300,841	39.55	297,270	44.18	262,678	45.58	219,909	45.50
Commercial real estate	272,061	31.06	255,895	33.65	221,330	32.89	197,593	34.29	149,540	30.94
Construction and development	20,901	2.38	19,947	2.62	24,719	3.67	17,255	2.99	13,382	2.77
Home equity	8,924	1.02	6,596	0.87	5,800	0.86	5,505	0.96	5,276	1.09
Second	29,408	3.36	27,236	3.58	16,328	2.43	13,944	2.42	15,855	3.28
Total mortgage loans	830,154	94.77	724,926	95.31	640,336	95.16	561,442	97.43	472,869	97.83
Commercial loans	42,637	4.87	33,205	4.36	30,514	4.54	13,051	2.26	9,074	1.88
Consumer loans	3,130	0.36	2,488	0.33	2,012	0.30	1,775	0.31	1,393	0.29
Total gross loans, excluding money market loan participations	875,921	100.00%	760,619	100.00%	672,862	100.00%	576,268	100.00%	483,336	100.00%
Less:
Unadvanced funds on loans	(47,157)		(43,030)		(35,746)		(26,096)		(9,352)
Deferred loan origination fees	(404)		(1,030)		(1,550)		(1,604)		(1,562)
Unearned discounts	–		–		(10)		(10)		(10)
Total loans, excluding money market loan participations	828,360		716,559		635,556		548,558		472,412
Money market loan participations	6,000		28,250		15,400		44,300		24,000
Total loans, net	$834,360		$744,809		$650,956		$592,858		$496,412

Many of the Company’s borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed 8.0% of Brookline’s stockholders’ equity exclusive of unrealized gains or losses on securities available for sale, net of income taxes (“core capital”). At December 31, 2001, Brookline’s core capital amounted to $228.6 million and its largest borrower had aggregate loans outstanding of $19.4 million, or 8.5% of core capital. The excess over the aggregate limit was approved by the Executive Committee at the time of loan origination. Including this borrower, there were 35 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2001. The cumulative total of those loans was $258.2 million, or 31.2% of loans outstanding, exclusive of money market loan participations. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

The following table shows the contractual maturity and repricing dates of the Company’s loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2001

	Real estate mortgage loans
	One-to- four family	Multi- family	Commercial real estate	Construction and development	Home equity and second mortgage	Other commercial and consumer loans	Money market loan participations	Total loans

	(In thousands)
Amounts due (1):
Within one year	$19,497	$100,796	$56,772	$13,714	$22,061	$27,326	$6,000	$246,166

After one year:
More than one year to three years	37,949	90,720	72,690	–	456	2,818	–	204,633
More than three years to five years	96,480	78,438	94,665	2,244	2,428	4,116	–	278,371
More than five years to ten years	5,762	52,546	36,370	–	1,228	–	–	95,906
More than ten years	44	2,368	7,276	–	–	–	–	9,688
Total due after one year	140,235	224,072	211,001	2,244	4,112	6,934	–	588,598
Total amount due	$159,732	$324,868	$267,773	$15,958	$26,173	$34,260	$6,000	834,764
Less:
Deferred loan origination fees								(404)
Net loans								$834,360

(1)     Amounts due are net of unadvanced funds on loans.

The following table sets forth at December 31, 2001 the dollar amount of gross loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$126	$140,109	$140,235
Multi-family	71,123	152,949	224,072
Commercial real estate	59,820	151,181	211,001
Construction and development	105	2,139	2,244
Home equity and second mortgage	1,321	2,791	4,112
Total mortgage loans	132,495	449,169	581,664
Commercial and consumer loans	1,984	4,950	6,934
Total loans	$134,479	$454,119	$588,598

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 9 through 13 of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference.

Deposits

Historically, deposits have been the Company’s primary source of funds. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposit accounts consist of non-interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market savings accounts (referred to in the aggregate as “transaction deposit accounts”) and certificate of deposit accounts.  The Company offers individual retirement accounts (“IRAs”) and other qualified plan accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives.   Brookline’s deposits are obtained predominantly from customers in the Town of Brookline and surrounding communities. Deposits are also gathered via the internet. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company does not use brokers to obtain deposits.

The following table presents the deposit activity of the Company for the years indicated.

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Net deposits (withdrawals)	$(11,260)	$73,254	$2,055
Interest credited on deposit accounts	23,559	23,231	20,711
Total increase in deposit accounts	$12,299	$96,485	$22,766

Of the increase in deposits in 2000, $52.4 million was gathered by Lighthouse from the time it commenced doing business with the public in the last week of June 2000. Of that amount, approximately 20% was in interest-bearing checking accounts, 25% in money market savings accounts and 55% in certificates of deposit. Brookline experienced an 8.5% rate of deposit growth in 2000 as a result of expanded marketing efforts, the opening of a new retail branch on October 26, 2000 and branch divestitures by other financial institutions.

In 2001, a $67.3 million, or 22.5%, growth in transaction deposit accounts was substantially offset by a $55.0 million, or 17.8%, decline in certificates of deposit. The decline resulted primarily from significant reductions in rates offered, especially during the second half of 2001.

The following table sets forth the distribution of the Company’s average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2001			Year ended December 31, 2000
		Percent			Percent
		of total	Weighted		of total	Weighted
	Average	average	average	Average	average	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
NOW accounts	$68,968	11.18%	1.18%	$50,843	9.47%	1.36%
Savings accounts	12,469	2.02	1.80	12,180	2.27	2.20
Money market savings accounts	240,177	38.95	3.27	206,093	38.37	3.95
Non-interest-bearing demand checking accounts	17,732	2.88	–	14,309	2.66	–
Total transaction deposit accounts	339,346	55.03	2.62	283,425	52.77	3.21
Certificate of deposit accounts:
Six months or less	86,338	14.00	4.95	67,991	12.66	5.69
Over six months through 12 months	101,812	16.51	5.14	105,105	19.57	5.38
Over 12 months through 24 months	43,337	7.03	5.72	34,762	6.47	5.51
Over 24 months	45,786	7.43	5.84	45,847	8.53	5.89
Total certificate of deposit accounts	277,273	44.97	5.29	253,705	47.23	5.57
Total average deposits	$616,619	100.00%	3.82%	$537,130	100.00%	4.33%

	Year ended December 31, 1999
		Percent of total	Weighted
	Average	average	average
	balance	deposits	rate
	(Dollars in thousands)
NOW accounts	$43,897	8.74%	1.23%
Savings accounts	13,010	2.59	2.22
Money market savings accounts	190,813	37.99	3.90
Non-interest-bearing demand checking accounts	12,387	2.46	–
Total transaction deposit accounts	260,107	51.78	3.18
Certificate of deposit accounts:
Six months or less	58,841	11.72	4.56
Over six months through 12 months	104,192	20.74	4.94
Over 12 months through 24 months	29,150	5.80	5.38
Over 24 months	50,005	9.96	6.09
Total certificate of deposit accounts	242,188	48.22	5.14
Total average deposits	$502,295	100.00%	4.12%

At December 31, 2001, the Company had outstanding $61.9 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

	Amount	Weighted average rate
Maturity Period	(Dollars in thousands)
Three months or less	$18,749	4.09%
Over three months through six months	11,256	3.91
Over six months through twelve months	18,536	4.84
Over twelve months	13,409	5.20
	$61,950	4.52%

Borrowed Funds

The Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by all of the Company’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family loans and U.S. Government and Agency obligations in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2001, the Company had $178.1 million in outstanding advances from the

FHLB and had the capacity to increase that amount to $311.7 million. The Company expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$153,002	$120,023	$106,812
Maximum amount outstanding at any month end during the year	178,130	135,400	112,800
Balance outstanding at end of year	178,130	133,400	108,800
Weighted average interest rate during the year	6.11%	6.11%	6.04%
Weighted average interest rate at end of year	5.81%	6.15%	5.91%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2001	2000	1999
Return on assets (net income divided by average total assets)	1.80%	2.29%	2.31%

Return on equity (net income divided by average stockholders’ equity)	6.74%	7.83%	7.47%

Dividend payout ratio (dividends declared per share divided by net income per share)	63.89%	30.00%	28.38%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	26.79%	29.24%	30.86%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corporation (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2001, BSC and BBS had total assets of $51.4 million and $111.3 million, respectively, of which $50.7 million and $110.4 million, respectively, were in investment securities and short-term investments.

160 Associates, Inc. (“Associates”) is a wholly-owned subsidiary of Brookline established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust. The amount of capital Associates invested in such activity amounted to $265.9 million at December 31, 2001.

Brookline Preferred Capital Corporation (“BPCC”) is a 99.9% owned subsidiary of Associates established as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and mortgage loans) that enable it to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. At December 31, 2001, BPCC had total assets of $266.6 million, $226.1 million of which were mortgage loans originated by and acquired from Brookline.

Personnel

As of December 31, 2001, the Company had 108 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Supervision and Regulation

General

The Bank is examined and supervised by the OTS and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

Any change in the laws or regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law.

Loans to One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. As of December 31, 2001, the Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, the Bank is required to satisfy a qualified thrift lender, or “QTL,” test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 month period. “Portfolio assets” generally means total assets less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used in the conduct of its business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. Recent legislation broadened the scope of “qualified thrift investments” to include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The OTS has granted the Bank an exception from the qualified thrift lender test through July 17, 2002. At December 31, 2001, the Bank maintained approximately 64.9% of its portfolio assets in qualified thrift investments.

Capital Distributions. OTS regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•                          the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•                          the association would not be at least adequately capitalized following the distribution;

•                          the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•                          the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•                          the association would be undercapitalized following the distribution;

•                          the proposed capital distribution raises safety and soundness concerns; or

•                          the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OTS is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent examinations, which were conducted by the Massachusetts division of Banks and the FDIC.

Transactions with Related Parties. A federal saving association’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association.  In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, and compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Capital Requirements. OTS regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2001, the Bank’s capital exceeded all applicable requirements.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•                          well capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

•                          adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

•                          undercapitalized (less than 8% total risk-based capital, 4% tier 1 risk-based capital or 3% leverage capital);

•                          significantly undercapitalized (less than 6% total risk-based capital, 3% tier 1 risk-based capital or 3% leverage capital); and

•                          critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized”. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2001, the Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Bank Insurance Fund (the “BIF”) of the FDIC, generally up to a maximum of $100,000 per separately insured depositor. The Bank’s deposits are therefore subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate of approximately 0.0212% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements. Federal savings associations are subject to certain prohibitions on “tying arrangements.” A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2001, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

General. The Company is a mutual savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. As a federal corporation, the Company is generally not subject to state business organizations law.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a federally chartered mid-tier holding company such as the Company may engage in certain defined activities, including:

•                          investing in the stock of a savings association;

•                          acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;

•                          merging with or acquiring another holding company, one of whose subsidiaries is a savings association;

•                          investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices;

•                          furnishing or performing management services for a savings association subsidiary of such company;

•                          holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

•                          holding or managing properties used or occupied by a savings association subsidiary of such company;

•                          any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended (“Bank Holding Company Act”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (ii) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

•                          purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director; and

•                          any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities that are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

•                          lending, exchanging, transferring, investing for others or safeguarding money or securities;

•                          insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•                          financial, investment or economic advisory services;

•                          issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•                          underwriting, dealing in, or making a market in securities;

•                          activities previously determined by the Federal Reserve Board to be closely related to banking;

•                          activities that bank holding companies are permitted to engage in outside of the U.S.;

•                          merchant banking activities; and

•                          portfolio investments made by an insurance company.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

Waivers of Dividends by Brookline Bancorp, MHC. OTS regulations require Brookline Bancorp, MHC to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis and, in general, does not object to any such waiver if (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements, (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability, and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

Conversion of Brookline Bancorp, MHC to Stock Form. OTS regulations permit Brookline Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). In a Conversion Transaction, a new holding company would be formed as the successor to the Company (the “New Holding Company”), Brookline Bancorp, MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Brookline Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that after the Conversion Transaction the percentage of the to-be-outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their common stock would be equal to the percentage of the outstanding shares of common stock held by Minority Stockholders immediately prior to the Conversion Transaction. Under OTS regulations, in any Conversion Transaction of Brookline Bancorp, MHC, waived dividends would not be considered in determining an appropriate exchange ratio and therefore public stockholders would not be diluted because of dividends previously waived by Brookline Bancorp, MHC.

Federal Securities Laws. The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Federal and State Taxation

Federal Taxation

General. The Mutual Company, the Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

Method of Accounting. For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and uses a fiscal year ending December 31 for filing its consolidated federal income tax returns.

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2001, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. In general, net operating losses can offset no more than 90% of AMTI. Special provisions apply to losses generated in 2001 and 2002. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Recently enacted legislation allows net operating losses incurred in 2001 and 2002 to be carried back five years. At December 31, 2001, the Bank had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The Mutual Company owns 57.6% of the outstanding Common Stock of the Company. As such, the Mutual Company is not permitted to file a consolidated federal income tax return with the Company and the Bank. Corporations that own less than 80% but more than 20% of the stock of a corporation distributing a dividend may deduct from taxable income 80% of dividends received or accrued on their behalf.

State Taxation

Massachusetts State Taxation. For Massachusetts income tax purposes, a consolidated tax return cannot be filed.  Instead, the Company, the Bank and each of their subsidiaries file separate annual income tax returns. The Company and the Bank are subject to an annual Massachusetts excise tax at a rate of 10.50% of their net income. BBS Investment Corporation, the Bank’s other wholly-owned subsidiary, and Brookline Securities Corp., the Company’s wholly-owned subsidiary, are securities corporations and, accordingly, are subject to an excise tax at the rate of 1.32% of their gross income. For these purposes, Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years and (3) taxes on or measured by income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state of the United States, the District of Columbia, the Commonwealth of Puerto Rico, any territory or possession of the United States or any foreign country, or a political subdivision of any of the foregoing. The Company and the Bank are not permitted to carry their losses forward or back for Massachusetts tax purposes.

In January 1997, the Bank incorporated Brookline Preferred Capital Corporation (“BPCC”) which elected to be taxed as a real estate investment trust (“REIT”). BPCC is 99.9% owned by 160 Associates, Inc. ("Associates"), a wholly-owned subsidiary of the Bank. Shareholders of a REIT that are subject to the Massachusetts corporate excise tax are entitled to a 95% dividends-received deduction. Accordingly, Associates pays Massachusetts income tax on only 5% of the dividends it receives from the REIT.

Item 2.    Properties

The branch located in Brookline’s main office is owned by the Company. The other five branches and operations center of Brookline and space in Waltham, Massachusetts used as a call center are leased from unrelated third parties. The operations center is used primarily to house operations and support services. At December 31, 2001, the net book value of premises and leasehold improvements was $814,000. Refer to Note 13 of the Notes to Consolidated Financial Statements on page 47 of the Company’s Annual Report to Stockholders for information regarding the Company’s lease commitments at December 31, 2001.

Item 3.    Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.    Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5.    Market For The Registrant’s Common Stock And Related Security Holder Matters

The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 2001, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the year ended December 31, 2001, appears on Page 59 of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on page 1 and the back of the cover page of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6 through 22 of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 17 through 19 of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference.

Item 8.    Financial Statements And Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2001 Annual Report to Stockholders which is incorporated herein by reference:

Pages
Report of Independent Certified Public Accountants	23
Consolidated Balance Sheets as of December 31, 2001 and 2000	24
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999	25
Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	26
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	27
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	28-29
Notes to Consolidated Financial Statements	30-57

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

A listing of and information about the Company’s Directors and Executive Officers appears on pages 3 through 5 of the Company’s proxy statement dated March 14, 2002 which is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation is presented on page 9 of the Company’s proxy statement dated March 14, 2002 which is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 and 3 of the Company’s proxy statement dated March 14, 2002 which is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

Certain Relationships and Related Transactions are presented on page 13 of the Company’s proxy statement dated March 14, 2002 which is incorporated herein by reference.

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

(3)                      Exhibits: The exhibits listed below are filed herewith or incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibit	Description

3(i)	Federal Charter of Brookline Bancorp, Inc. (Exhibit 3(i) to Form-10-Q filed on August 10, 2001)**

3(ii)	Federal Bylaws of Brookline Bancorp, Inc. (Exhibit 3(ii) to Form-10-Q filed on August 10, 2001)**

3.1	Articles of Organization of the Company (Exhibit 3(i) to Form-10-Q filed on August 10, 2001)**

3.2	Bylaws of the Company (Exhibit 3(ii) to Form-10-Q filed on August 10, 2001)**

4	Form of Common Stock Certificate of the Company (Exhibit 4 to Form-10-Q filed on August 10, 2001)**

10.1	Form of Employment Agreement (Exhibit 10.1 to Form S-1 filed on November 18, 1997)**

10.2	Form of Severance Agreement (Exhibit 10.2 to Form S-1 filed on November 18, 1997)**

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (Exhibit 10.3 to Form S-1 filed on November 18, 1997)**

10.4	Supplemental Retirement Income Agreement with Susan M. Ginns (Exhibit 10.4 to Form S-1 filed on November 18, 1997)**

10.5	Supplemental Retirement Income Agreement with Charles H. Peck (Exhibit 10.5 to Form S-1 filed on November 18, 1997)**

10.6	Amended Employee Stock Ownership Plan (Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)**

10.6	Sixth and Seven Amendment to Employee Stock Ownership Plan

11

Statement Regarding Computation of Per Share Earnings - Incorporated herein by reference (See note 15 of the Notes to Consolidated Financial Statements on page 49 of the Company’s 2001 Annual Report to Stockholders).

13	2001 Annual Report to Stockholders

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. Business - Subsidiary Activities of this Report.

23	Consent of Independent Certified Public Accounts

**                   Filed as part of a previous Commission filing and incorporated herein by reference.

(b)                   Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the year ended December 31, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: March 20, 2002	By:	/s/ Richard P. Chapman, Jr
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 20, 2002		Date: March 20, 2002

By:	/s/ Oliver F. Ames	By:
	Oliver F. Ames, Director		Hollis W. Plimpton, Director

By:	/s/ Dennis S. Aronowitz	By:
	Dennis S. Aronowitz, Director		Edward D. Rowley, Director

By:	/s/ George C. Caner, Jr.	By:	/s/ Joseph J. Slotnik
	George C. Caner, Jr., Director		Joseph J. Slotnik, Director

By:	/s/ David C. Chapin	By:	/s/ William V. Tripp, III
	David C. Chapin, Director		William V. Tripp, III, Director

By:	/s/ William G. Coughlin	By:	/s/ Rosamond B. Vaule
	William G. Coughlin, Director		Rosamond B. Vaule, Director

By:	/s/ John L. Hall, II	By:	/s/ Peter O. Wilde
	John L. Hall, II, Director		Peter O. Wilde, Director

By:	/s/ Charles H. Peck	By:	/s/ Franklin Wyman, Jr.
	Charles H. Peck, Director		Franklin Wyman, Jr., Director