Form 10-Q
period 2002-03-31
BROOKLINE BANCORP INC
filed 2002-05-09
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $0.01 par value - 26,801,043 shares outstanding as of May 3, 2002.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and due from banks	$13,431	$13,283
Short-term investments	63,229	69,432
Securities available for sale	205,116	163,425
Securities held to maturity (market value of $8,636 and $9,766, respectively)	8,547	9,558
Restricted equity securities	9,423	9,281
Loans, excluding money market loan participations	819,860	828,360
Money market loan participations	10,000	6,000
Allowance for loan losses	(15,212)	(15,301)
Net loans	814,648	819,059
Other investment	3,772	3,686
Accrued interest receivable	5,169	5,041
Bank premises and equipment, net	1,803	1,907
Deferred tax asset	4,141	4,581
Other assets	515	343
Total assets	$1,129,794	$1,099,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$640,409	$620,920
Borrowed funds	178,970	178,130
Mortgagors’ escrow accounts	4,689	4,367
Income taxes payable	9,464	3,079
Accrued expenses and other liabilities	6,627	7,655
Total liabilities	840,159	814,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 29,718,421 shares and 29,688,927 shares issued, respectively	297	297
Additional paid-in capital	141,276	141,021
Retained earnings, partially restricted	180,896	177,167
Accumulated other comprehensive income	6,798	6,720
Treasury stock, at cost - 2,921,378 shares and 2,921,378 shares, respectively	(33,813)	(33,813)
Unearned compensation - recognition and retention plan	(862)	(903)
Unallocated common stock held by ESOP - 415,711 shares and 422,992 shares, respectively	(4,957)	(5,044)
Total stockholders’ equity	289,635	285,445
Total liabilities and stockholders’ equity	$1,129,794	$1,099,596

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2002	2001
	(unaudited)
Interest income:
Loans, excluding money market loan participations	$14,439	$14,964
Money market loan participations	37	539
Debt securities	2,309	2,674
Marketable equity securities	132	196
Restricted equity securities	83	129
Short-term investments	351	1,037
Total interest income	17,351	19,539

Interest expense:
Deposits	4,076	6,855
Borrowed funds	2,604	2,050
Total interest expense	6,680	8,905
Net interest income	10,671	10,634
Provision (credit) for loan losses	(100)	164
Net interest income after provision (credit) for loan losses	10,771	10,470

Non-interest income:
Fees and charges	368	297
Gains on sales and repayment of securities, net	922	2,802
Swap agreement market valuation credit (charge)	53	(142)
Other income	161	131
Total non-interest income	1,504	3,088

Non-interest expense:
Compensation and employee benefits	2,082	2,315
Occupancy	287	312
Equipment and data processing	703	861
Advertising and marketing	162	512
Other	486	671
Total non-interest expense	3,720	4,671

Income before income taxes	8,555	8,887
Provision for income taxes	3,077	3,256
Net income	$5,478	$5,631

Earnings per common share:
Basic	$0.21	$0.21
Diluted	0.21	0.21

Weighted average common shares outstanding during the period:
Basic	26,272,049	26,884,552
Diluted	26,708,550	27,119,622

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2002	2001
	(unaudited)

Net income	$5,478	$5,631

Other comprehensive income, net of taxes:
Unrealized holding gains	1,019	2,273
Income tax expense	350	831
Net unrealized holding gains	669	1,442

Less reclassification adjustment for gains included in net income:
Realized gains	922	2,802
Income tax expense	331	1,078
Net reclassification adjustment	591	1,724

Net other comprehensive gain (loss)	78	(282)

Comprehensive income	$5,556	$5,349

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2002 and 2001 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2000	$296	$140,327	$165,210	$6,244	$(22,987)	$(1,070)	$(5,435)	$282,585

Net income	—	—	5,631	—	—	—	—	5,631

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	(282)	—	—	—	(282)

Common stock dividend of $0.07 per share	—	—	(1,892)	—	—	—	—	(1,892)

Treasury stock purchases (5,000 shares)	—	—	—	—	(65)	—	—	(65)

Compensation under recognition and retention plan	—	—	—	—	—	42	—	42

Common stock held by ESOP committed to be released (9,021 shares)	—	12	—	—	—	—	108	120

Balance at March 31, 2001	$296	$140,339	$168,949	$5,962	$(23,052)	$(1,028)	$(5,327)	$286,139

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,445

Net income	—	—	5,478	—	—	—	—	5,478

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	78	—	—	—	78

Common stock dividend of $0.16 per share	—	—	(1,749)	—	—	—	—	(1,749)

Exercise of stock options (20,386 shares)	—	220	—	—	—	—	—	220

Compensation under recognition and retention plan	—	—	—	—	—	41	—	41

Common stock held by ESOP committed to be released (7,281 shares)	—	35	—	—	—	—	87	122

Balance at March 31, 2002	$297	$141,276	$180,896	$6,798	$(33,813)	$(862)	$(4,957)	$289,635

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2002	2001
	(unaudited)

Cash flows from operating activities:
Net income	$5,478	$5,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(100)	164
Release of ESOP shares	121	120
Depreciation and amortization	137	297
Amortization, net of accretion, of securities premiums and discounts	144	68
Accretion of deferred loan origination fees and unearned discounts	(33)	(103)
Net gains from sales and repayment of securities	(922)	(2,802)
Equity interest in earnings of other investment	(155)	(90)
Swap agreement market valuation (credit) charge	(53)	142
Compensation under recognition and retention plan	41	42
Deferred income taxes	421	(212)
(Increase) decrease in:
Accrued interest receivable	(128)	643
Other assets	(172)	56
Increase (decrease) in:
Income taxes payable	6,385	2,632
Accrued expenses and other liabilities	(974)	(239)
Net cash provided from operating activities	10,190	6,349

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	1,228	2,909
Proceeds from redemptions and maturities of securities available for sale	10,629	6,521
Proceeds from redemptions and maturities of securities held to maturity	1,067	12,680
Purchase of securities available for sale	(52,729)	(16,152)
Purchase of Federal Home Loan Bank of Boston stock	(142)	(319)
Net decrease (increase) in loans	5,554	(29,034)
Proceeds from sales of participations in loans	2,990	—
Purchase of bank premises and equipment	(33)	(299)
Distribution from other investment	69	—
Net cash used for investing activities	(31,367)	(23,694)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	6,947	33,782
Increase (decrease) in certificates of deposit	12,542	(14,409)
Proceeds from Federal Home Loan Bank of Boston advances	4,000	—
Repayment of Federal Home Loan Bank of Boston advances	(3,160)	—
Increase in mortgagors’ escrow deposits	322	686
Exercise of stock options	220	—
Purchase of treasury stock	—	(65)
Payment of dividends on common stock	(1,749)	(1,892)
Net cash provided from financing activities	19,122	18,102

Net (decrease) increase in cash and cash equivalents	(2,055)	757
Cash and cash equivalents at beginning of period	88,715	108,625

Cash and cash equivalents at end of period	$86,660	$109,382

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest on deposits and borrowed funds	$6,626	$8,924
Income taxes	(3,729)	834

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three months ended March 31, 2002 and 2001

(unaudited)

(1)                     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

(2)                     Corporate Structure and Subsequent Event (Dollars in Thousands)

Brookline Bancorp, Inc. (The “Company”) was organized in November 1997 for the purpose of acquiring all of the capital stock of the Brookline Savings Bank (“Brookline”) upon completion of Brookline’s reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock in an offering fully subscribed for by eligible depositors of Brookline. The remaining 53% of the Company’s shares of common stock were issued to Brookline Bancorp, MHC (the “MHC”). The reorganization and offering were completed on March 24, 1998. At March 31, 2002, the MHC owned 15,420,350 shares (57.5%) of the Company’s shares of common stock outstanding.

On July 16, 2001, the OTS approved the conversion of the MHC, the Company, Brookline and Lighthouse Bank (“Lighthouse”) from state to federal charters. As part of the approval of the charter conversions, the OTS required that the Company comply satisfactorily with several conditions, the most notable of which is that Brookline and its subsidiaries must divest themselves of their investment in marketable equity securities without material loss at the earliest possible date, but in any event no later than July 17, 2003. The divestiture can be accomplished by sale of the equity securities or their transfer to the Company or its subsidiary. At March 31, 2002, Brookline and its subsidiaries owned equity securities with a market value of $5,714.

As a federally-chartered institution, Brookline will be required to meet a qualified thrift lender test. Under that test, an institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid assets up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least nine months out of each twelve month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. The OTS has granted Brookline an exception from the qualified thrift lender test through July 17, 2002. At March 31, 2002, Brookline maintained approximately 67.4% of its portfolio assets in qualified thrift investments.

On April 4, 2002, the Boards of Directors of the MHC, the Company and Brookline adopted a Plan of Conversion and Reorganization pursuant to which the MHC will convert from mutual to stock form. In connection with this conversion, a new Delaware corporation, also named Brookline Bancorp, Inc., will be formed as the holding company for Brookline and will offer common stock representing the 57.5% ownership interest of the MHC in the Company to eligible depositors of Brookline and the public. Stockholders of the Company, other than the MHC, will have their shares exchanged for shares of the new corporation, based on an exchange ratio yet to be determined. Application for the conversion and offering were filed on April 10, 2002 with the Office of Thrift Supervision and the Securities and Exchange Commission. The conversion and offering are subject to the approval of these regulators as well as the approval of stockholders of the Company and members of the MHC.

(3)                     Lighthouse Bank (Dollars in Thousands)

On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England’s first-chartered internet-only bank. In connection with the legal formation of Lighthouse, the Company made a $25,000 capital investment in Lighthouse at the beginning of May 2000. Lighthouse commenced doing business with the public in the last week of June 2000. Expenses incurred prior to the legal incorporation of Lighthouse (April 27, 2000) were considered to have been start-up expenses. In April 2001, the Company decided to pursue the sale of Lighthouse to a third party or to merge it into Brookline. That decision was reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability. On July 17, 2001, Lighthouse was converted from state to a federal charter and merged into Brookline. A summary of Lighthouse operating expenses for the three months ended March 31, 2001 is as follows:

Compensation and benefits	$535
Occupancy	71
Equipment and data processing	483
Advertising and marketing	358
Professional services	13
Other	136
$1,596

Certain operating expenses associated with servicing former Lighthouse customers, including employee stay bonuses, were incurred through the third quarter of 2001. As of September 17, 2001, Lighthouse customers accounts were transferred to Brookline’s systems and records. In contemplation of the merger of Lighthouse into Brookline, a pre-tax restructuring charge of $3,912 was recorded in the second quarter of 2001 to provide for merger-related expenses. In the fourth quarter of 2001, $15 was provided for additional restructuring charges. Estimated expenses included in the restructuring charge and actual expenses incurred through March 31, 2002 were as follows:

	Actual Expenses	Estimated Expenses
Personnel severance payments	$1,140	$1,247
Vendor contract terminations	686	634
Occupancy rent obligations	104	319
Write-off of equipment and software	1,549	1,551
Other miscellaneous items	192	176
	$3,671	$3,927

At March 31, 2002, $256 is included in accrued expenses and other liabilities for the remainder of restructuring charges to be paid in 2002.

(4)                     Business Segments (Dollars in Thousands)

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

The primary activities of the Banks through July 17, 2001 included acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments. Brookline conducts its business primarily through its branch network while Lighthouse conducted its business primarily through the internet. As stated in note 3, Lighthouse was merged into Brookline on July 17, 2001. Since that date, management has evaluated the Company’s performance and allocated resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available subsequent to July 17, 2001.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the 2001 quarterly period.

At or for the three months ended March 31, 2001	Brookline	Lighthouse	All Other	Consolidation Adjustments	Consolidated
Interest income	$17,991	$1,272	$2,379	$(2,103)	$19,539
Interest expense	8,559	799	—	(453)	8,905
Provision for loan losses	110	54	—	—	164
Securities gains	2,802	—	—	—	2,802
Other non-interest income	203	22	90	(29)	286
Non-interest expense	2,877	1,596	198	—	4,671
Income tax expense (benefit)	3,438	(404)	222	—	3,256
Net income (loss)	6,012	(751)	2,049	(1,679)	5,631

Total loans, excluding money market loan participations	$694,625	$51,075	$—	$—	$745,700
Total deposits	586,444	65,413	—	(23,863)	627,994
Total assets	952,982	87,294	293,344	(271,322)	1,062,298

(5)                           Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

The components of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 are as follows:

	Net Income		Weighted Average Shares		Net Income Per Share
Three months ended March 31,	2002	2001	2002	2001	2002	2001
	(In thousands)
Basic	$5,478	$5,631	26,272,049	26,884,552	$0.21	$0.21
Effect of dilutive stock options	—	—	436,501	235,070	—	—
Dilutive	$5,478	$5,631	26,708,550	27,119,622	$0.21	$0.21

(6)                           Accumulated Other Comprehensive Income (Dollars in Thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 2002 and December 31, 2001, such taxes amounted to $3,858 and $3,839, respectively.

(7)                           Commitments and Swap Agreement (Dollars in Thousands)

At March 31, 2002, the Company had outstanding commitments to originate loans of $37,437, $28,334 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $22,334, $12,728 of which were equity lines of credit.

Effective April 14, 1998, the Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months ended March 31, 2002 and 2001 was $50 and $1, respectively.

Effective January 1, 2001, the Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. That Statement requires the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company’s interest-rate swap agreement did not meet the criteria to designate it as a hedging instrument. Accordingly, changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. The pre-tax unrealized loss of $20 in the swap agreement as of January 1, 2001 was not accounted for as the effect of a change in accounting principle due to immateriality. Instead, that amount was included in the pre-tax charge to earnings of $142 for the three months ended March 31, 2001 resulting from accounting for the swap agreement on a fair value basis. For the three months ended March 31, 2002,

$53 was credited to pre-tax earnings as a result of accounting for the swap agreement on a fair value basis.

(8)                           Dividend Declaration

On April 18, 2002, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.16 per share of common stock to shareholders of record as of April 30, 2002 and payable on May 15, 2002. MHC, the majority stockholder of the Company, waived receipt of this dividend on the shares it owns of the Company’s common stock. The Office of Thrift Supervision expressed no objection to this waiver of dividend.

(9)                           1999 Stock Option Plan and 1999 Recognition and Retention Plan (Dollars in Thousands)

On April 15, 1999, the stockholders approved the Company’s 1999 Stock Option Plan (the “Stock Option Plan”) and the 1999 Recognition and Retention Plan (the “RRP”).

Under the Stock Option Plan, 1,367,465 shares of the Company’s common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Of the total options awarded, 410,460 options were incentive stock options and 855,040 options were non-qualified stock options. Options awarded vest over periods ranging from less than six months through five years. Activity under the Stock Option Plan for the three months ended March 31, 2002 was as follows:

Options outstanding at beginning of period at $10.8125 per share	1,183,005
Options granted at $16.95 per share	20,000
Reload options granted at $16.44 per share	17,500
Options exercised at $10.8125 per share	(46,994)
Options forfeited at $16.95 per share	(20,000)
Options outstanding at end of period	1,153,511

Exercisable at end of period:
at $10.8125 per share	769,311
at $16.44 per share	17,500
786,811

Under the RRP, 546,986 shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. As of March 31, 2002, 444,988 shares had vested and 8,068 shares had been forfeited. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Expense for the three months ended March 31, 2002 and 2001 was $41 and $42, respectively.

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

For the three months ended March 31, 2002 and 2001, $121 and $120, respectively, were charged to compensation and employee benefits expense based on the commitment to release 7,281 and 9,021 shares, respectively, to eligible employees.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on form 10-Q contains statements about future events that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements. These important factors include, but are not limited to, general economic conditions, changes in interest rates, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel and market acceptance of the Company’s pricing, products and services.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased $30.2 million, or 2.7%, from $1.100 billion at December 31, 2001 to $1.130 billion at March 31, 2002. The growth occurred in the investment portfolio, part of which was offset by a decline in the loan portfolio.

Excluding money market loan participations, the loan portfolio declined $8.5 million, or 1.0%, to $819.9 million. Of this decline, $3.2 million related to residential mortgage loans and $3.3 million to construction loans. During the quarter, loans paid off in entirety were $23.8 million, a level higher than what the Company normally experiences.

Securities available for sale and held to maturity increased $40.7 million, or 23.5%, from $173.0 million at December 31, 2001 to $213.7 million at March 31, 2002. Short-term investments declined $6.2 million between those dates. The Company increased its investment in collateralized mortgage obligations by $21.9 million to $100.5 million. All of the purchases were part of the first tranche of securities issued by U.S. government agencies backed by mortgage pools. The tranches (or slices) have priority rights to cash flows, usually mature in the three year range and are commonly classified as “PAC-1-1” securities. The Company also increased its investment in debt obligations issued by U.S. government agencies by $21.6 million to $35.7 million. These obligations generally mature within two to three years.

Total deposits were $640.4 million at March 31, 2002 compared to $620.9 million at December 31, 2001, an increase of $19.5 million, or 3.1%. Between those dates, transaction deposit accounts increased $6.9 million (1.9%) and certificates of deposit increased $12.6 million (4.9%). The deposit growth resulted primarily from several initiatives that enhanced the Company’s product offerings.

Total stockholders’ equity increased from $285.4 million at December 31, 2001 to $289.1 million at March 31, 2002 primarily as a result of net earnings for the quarter of $5.5 million, net of cash dividends paid to stockholders of $1.7 million. During the quarter, 20,386 stock options were exercised resulting in capital proceeds of $220,000. No shares of the Company’s common stock were repurchased during the quarter.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)

Non-accrual loans	$5	$140
Defaulted corporate debt security	—	1,440
Total non-performing assets	$5	$1,580

Restructured loans	$—	$—

Allowance for loan losses	$15,212	$15,301

Allowance for loan losses as a percent of total loans	1.83%	1.83
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.86%	1.85%
Non-accrual loans as a percent of total loans	—	0.01%
Non-performing assets as a percent of total assets	—	0.14%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. Impaired loans (excluding non-accrual loans) amounted to $53,000 at March 31, 2002 and $105,000 at December 31, 2001. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the three months ended March 31, 2002 and 2001, recoveries of loans previously charged off amounted to $20,000 and $4,000, respectively, and loan charge-offs were $9,000 and none, respectively. The Company decreased its allowance for loan losses by crediting $100,000 to earnings in the three months ended March 31, 2002 and increased its allowance for loan losses by charging $164,000 to earnings in the three months ended March 31, 2001. The credit to earnings was attributable to the $8.5 million decline in loans outstanding in the 2002 quarter and net loan recoveries during that period. The charge to earnings in the 2001 quarter was attributable to growth in loans outstanding during that period. While management believes that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

In the second quarter of 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond issued by Southern California Edison that matured on June 1, 2001. Interest of $65,000 due on the bond was received at the maturity date and applied as a reduction of the carrying value of the bond instead of being credited to interest income. An interest payment of $65,000 received on December 1, 2001 was credited to income. On March 1, 2002, principal and interest due on the bond was paid in full resulting in a credit to income of $592,500 ($495,000 to gain on repayment of securities and $97,500 to interest income).

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001

General

Operating results are primarily dependent on the Company’s net interest income, which is the difference between interest earned on the Company’s loan and investment portfolio and interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as service fees and sale of investment securities, operating expenses and income taxes. Operating results are also affected significantly by general economic conditions, particularly changes in interest rates, as well as governmental policies and actions of regulatory authorities.

Net income was $5.5 million, or $0.21 per share, for the three months ended March 31, 2002 compared to $5.6 million, or $0.21 per share, for the three months ended March 31, 2001. Basic and diluted earnings per share were the same in each of the quarterly periods. The 2002 and 2001 quarters included net securities gains of $922,000 ($591,000 on an after-tax basis, or $0.02 per share) and $2.8 million ($1.7 million on an after-tax basis, or $0.07 per share), respectively. The 2001 quarter also included an after-tax net operating loss of $751,000 ($0.03 per share) related to Lighthouse, the Company’s internet-only bank that was merged into Brookline on July 17, 2001. Excluding the securities gains, net income was $4.9 million ($0.19 per share) in the 2002 quarter, an increase of $268,000 (5.8%), or $0.02 per share (11.8%), over the $4.7 million ($0.17 per share) earned in the 2001 quarter.

Average Balance Sheet and Interest Rates

The following table sets forth information relating to the Company for the three months ended March 31, 2002 and 2001. The average yields and costs were derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

	Three months ended March 31,
	2002			2001
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$82,317	$351	1.73%	$72,584	$1,037	5.79%
Debt securities (2) (4)	158,103	2,244	5.68	168,265	2,674	6.36
Equity securities (2)	26,991	263	3.92	31,324	396	5.06
Mortgage loans (3)	787,127	13,958	7.09	695,463	14,362	8.26
Money market loan participations	7,856	37	1.91	35,635	539	6.13
Other commercial loans (3)	31,576	409	5.18	26,039	532	8.17
Consumer loans (3)	3,149	72	9.15	2,613	70	10.72
Total interest-earning assets	1,097,119	17,334	6.32	1,031,923	19,610	7.61
Allowance for loan losses	(15,301)			(14,339)
Non-interest earning assets	28,432			29,572
Total assets	$1,110,250			$1,047,156

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$72,668	88	0.49	63,912	233	1.48
Savings accounts (5)	13,911	43	1.25	11,721	61	2.11
Money market savings accounts	262,156	1,290	2.00	216,012	2,067	3.88
Certificate of deposit accounts	260,841	2,654	4.13	307,772	4,494	5.92
Total deposits	609,576	4,075	2.71	599,417	6,855	4.64
Borrowed funds	178,885	2,605	5.91	133,400	2,050	6.23
Total interest bearing liabilities	788,461	6,680	3.44	732,817	8,905	4.93
Non-interest-bearing demand checking accounts	17,998			16,673
Other liabilities	15,930			12,325
Total liabilities	822,389			761,815
Stockholders’ equity	287,861			285,341
Total liabilities and stockholders’ equity	$1,110,250			$1,047,156
Net interest income (tax equivalent basis)/interest rate spread (6)		10,654	2.88%		10,705	2.68%
Less adjustment of tax exempt income		48			71
Net interest income		$10,606			$10,634
Net interest margin (7)			3.88%			4.15%

(1)     Tax exempt income on equity securities is included on a tax equivalent basis.

(2)               Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)     Loans on non-accrual status are included in average balances.

(4)               Excluded from interest income in the 2002 period is a $65 interest payment on a defaulted debt security that relates to a prior period.

(5)     Savings accounts include mortgagors’ escrow accounts.

(6)               Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)     Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

While average earning assets were $65.2 million, or 6.3%, higher in the 2002 quarter than in the 2001 quarter, average loans outstanding were $97.7 million, or 13.5%, higher between the three month periods. Average deposits outstanding grew modestly ($10.1 million, or 1.7%) and average borrowings grew $45.5 million (34.1%) between the three month periods. The loan growth was funded by the increase in deposits and borrowings and a decrease in investment securities, notably a $27.8 million decline in average money market loan participations outstanding between the three month periods.

Interest Rate Spread. Interest rate spread is the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Interest rates are influenced greatly by the actions of the Federal Reserve in establishing the benchmark federal funds rate for overnight borrowing between banks. From near the end of June through November 1999, the federal funds rate was increased by 50 basis points. In 2001, the federal funds rate was cut eleven times for an aggregate reduction of 150 basis points in the first quarter, 125 basis points in the second quarter, 75 basis points in the third quarter and 125 basis points in the fourth quarter. The 2001 reductions were the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the last cut in December resulted in the lowest rate (1.75%) in forty years. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company’s loans, investments, deposits and borrowed funds.

Interest rate spread improved from 2.68% in the 2001 first quarter to 2.88% in the 2002 first quarter, but declined from 2.97% in the fourth quarter of 2001. The improved spread from a year ago was due in part to (a) an increase in the percent of average loans outstanding to total average interest-earning assets from 70% in the 2001 first quarter to 75% in the 2002 first quarter and (b) interest-bearing liabilities repricing downward more significantly than interest-earning assets. Generally, yields earned on loans exceed yields earned on investments.

It is expected that the rate reductions initiated by the Federal Reserve in 2001 will continue to cause a decline in the average yield on the Company’s earning assets and in the rates paid on its deposits and borrowed funds. The impact of these expected changes on interest rate spread will depend on the maturities and dates of repricing of the Company’s loans, investments, deposits and borrowed funds.

Net Interest Margin. Net interest margin, which represents net interest income (on a tax equivalent basis), divided by average interest-earning assets, declined from 4.15% in the 2001 first quarter to 3.88% in the 2002 first quarter. The decline is attributable to the factors described above in the interest rate spread section and to a 129 basis point decline in the average yield realized on earning assets. Since a significant part of the Company’s assets are funded by stockholders’ equity for which there is no interest cost, a decline in asset yield of this magnitude has a negative effect on net interest income and net interest margin. Average stockholders’ equity as a percent of total interest-earning assets was 26.2% in the 2002 quarter and 27.7% in the 2001 quarter.

Interest Income

Total interest income was $17.4 million in the 2002 quarter compared to $19.5 million in the 2001 quarter, a decline of $2.1 million, or 11.2%. The additional income resulting from growth in the average amount of interest-earning assets ($65.2 million, or 6.3%) was more than offset by the reduction in income resulting from the decline in overall asset yield from 7.61% in the 2001 quarter to 6.32% in the 2002 quarter.

Interest income on loans, excluding money market loan participations, was $14.4 million in the 2002 quarter compared to $15.0 million in the 2001 quarter, a decline of $525,000, or 3.5%. Despite loan growth of $97.7 million (13.5%) between the two quarterly periods, income declined because of the reduction in the average yield earned on loans from 8.27% in the 2001 quarter to 7.03% in the 2002 quarter.

The average balances invested in short-term investments increased from $72.6 million in the 2001 quarter to $82.3 million in the 2002 quarter. Interest income, however, declined from $1.0 million in the 2001 quarter to $351,000 in the 2002 quarter as yields earned were reduced from 5.79% to 1.73%. The yield reductions were attributable to the actions of the Federal Reserve mentioned above in the interest rate spread section.

The average balances invested in money market loan participations declined from $35.6 million in the 2001 quarter to $7.9 million in the 2002 quarter and the yields earned on those balances declined from 6.13% to 1.91%. Lesser balances were invested in this type of asset because of shrinkage in available offerings meeting the Company’s investment criteria. The decline in rates earned was due to the same reason cited above for short-term investments.

Interest income on debt securities was $2.2 million in the 2002 quarter and $2.7 million in the 2001 quarter as a result of a decline in the average balances invested ($158.1 million compared to $168.3 million) and a decline in the yield earned (5.68% compared to 6.36%).

Interest Expense

Interest expense on deposits was $4.1 million in the 2002 quarter, a 40.5% decrease from the $6.9 million expended in the 2001 quarter. The increase in expense resulting from higher average deposit balances ($609.6 million compared to $599.4 million) was more than offset by the effect of the lower average rates paid on those deposits (2.71% compared to 4.64%).

Average borrowings from the FHLB increased from $133.4 million in the 2001 quarter to $178.9 million in the 2002 quarter. The average rates paid on those balances were 6.23% and 5.91%, respectively.

Provision (Credit) for Loan Losses

A credit for loan losses of $100,000 was taken to earnings in the 2002 quarter compared to a provision of $164,000 charged to earnings in the 2001 quarter. The credit resulted from the decline in loans outstanding during the 2002 quarter and $20,000 in recovery of loans previously charged-off. The provision in the 2001 quarter was attributable to growth of the loan portfolio.

Non-Interest Income

Gains on sales and repayment of securities were $922,000 in the 2002 quarter and $2.8 million in the 2001 quarter. The 2002 quarter included a $495,000 recovery of a write-down in the carrying value of a defaulted corporate bond that was charged to earnings in the second quarter of 2001. The recovery was credited to income upon full payment of the defaulted bond. The remainder of the gains in the 2002 quarter and all of the gains in the 2001 quarter resulted from sales of marketable equity securities.

Fees and charges increased from $297,000 in the 2001 quarter to $368,000 in the 2002 quarter as a result of higher fees from loan prepayments ($49,000) and deposit related services.

The Company accounts for its outstanding swap agreement on a fair value basis. As a result, $53,000 was credited to earnings in the 2002 quarter and $142,000 was charged to earnings in the 2001 quarter. See note 7 of the notes to the unaudited consolidated financial statements on page 11 herein for additional information regarding this matter.

Non-Interest Expense

Non-interest expense declined from $4.7 million in the 2001 quarter to $3.7 million in the 2002 quarter. The 2001 quarter included $1.6 million representing the operating expenses of Lighthouse (see note 3 of the notes to the unaudited consolidated financial statements on page 9 herein). Excluding such expenses, total non-interest expense was $3.1 million in the 2001 quarter, or $645,000 less than the 2002 quarter. The 2002 quarter included expenses for personnel who continue to operate a call center previously established by Lighthouse, data processing costs for the servicing of Lighthouse loan and deposit accounts that were merged into Brookline, higher occupancy costs resulting from lease renewals and higher regulatory assessments ($35,000) attributable to the Company’s charter conversion.

Income Taxes

The effective rate of income taxes was 36.0% in the 2002 quarter compared to 36.6% in the 2001 quarter. The rate of state income taxes was low in both quarterly periods because of utilization of a real estate investment subsidiary and investment security subsidiaries.

Asset/Liability Management

The Company’s Asset/Liability Committee is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company’s operating results, the Company’s interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income.

Generally, it is the Company’s policy to reasonably match the rate sensitivity of its assets and liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. Also taken into consideration are interest rate swap agreements entered into by the Company.

Commencing in the first quarter of 2002, the Company modified its treatment of certain deposit accounts for purposes of determining its interest rate sensitivity gap position. Interest rates paid on NOW accounts, savings accounts and money market savings accounts are subject to change at any time and such deposits are immediately withdrawable. For these reasons, prior to 2002, the Company included such deposits in its gap position table in the “one year or less” column. A review of rates paid on these deposit categories over the last five years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the Federal Reserve adjusted its benchmark federal funds rate. Because of this lack of correlation and the unlikelihood that such deposits will be withdrawn immediately, in 2002, the Company commenced allocating money market savings accounts equally in the “one year or less” and the “over one year to two years” columns and NOW accounts and savings accounts equally over those two columns and the “over two years to three years” column in its gap position table. Management believes these changes will result in more realistic estimates of the Company’s interest rate sensitivity gap position.

At March 31, 2002, based on the new criteria described in the preceding paragraph, interest-earning assets maturing or repricing within one year amounted to $435.7 million and interest-bearing liabilities maturing or repricing within one year amounted to $399.3 million, resulting in a cumulative one year positive gap position of $36.4 million, or 3.2% of total assets. If the old criteria had continued to be applied, interest-earning assets would have remained the same, interest-bearing liabilities would have been $552.2 million, resulting in a one year cumulative negative gap position of $116.5 million, or 10.3% of total assets. At December 31, 2001, the Company had a positive one year cumulative gap position of $26.1 million, or 2.4% of total assets, using the new criteria described above compared to a negative one year cumulative gap position of $133.7 million, or 12.2% of total assets, using the criteria previously applied.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and debt securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

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

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2002 amounted to $179.0 million.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within ninety days. At March 31, 2002, such assets amounted to $98.0 million, or 8.7% of total assets.

At March 31, 2002, Brookline exceeded all regulatory capital requirements. At that date, its leverage capital was $231.5 million, or 21.50% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank’s supervisory rating.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report and pages 17 through 19 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2001.

For quantitative information about market risk, see pages 17 through 19 of the Company’s 2001 Annual Report.

See “Asset/Liabilities Management” in Item 2 of Part 1 of this report for a change made in the quantitative disclosures about market risk from those presented in the Company’s 2001 Annual Report.

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

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

All required exhibits are included in Part I under Financial Statements (Unaudited) and Management’s Discussion and Analysis of Operations, and are incorporated by reference herein.

There were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 3, 2002	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 3, 2002	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer