Form 10-K/A
period 2001-12-31
BROOKLINE BANCORP INC
filed 2002-05-24
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

FORM 10-K/A

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The OTS has granted the Bank an exception from the qualified thrift lender test through July 17, 2002. At December 31, 2001, the Bank maintained approximately 66.6% of its portfolio assets in qualified thrift investments.

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

(3)                      Exhibits: The exhibits listed below are filed herewith or incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibit	Description

3(i)	Federal Charter of Brookline Bancorp, Inc. (Exhibit 3(i) to Form-10-Q filed on August 10, 2001)**

3(ii)	Federal Bylaws of Brookline Bancorp, Inc. (Exhibit 3(ii) to Form-10-Q filed on August 10, 2001)**

3.1	Articles of Organization of the Company (Exhibit 3(i) to Form-10-Q filed on August 10, 2001)**

3.2	Bylaws of the Company (Exhibit 3(ii) to Form-10-Q filed on August 10, 2001)**

4	Form of Common Stock Certificate of the Company (Exhibit 4 to Form-10-Q filed on August 10, 2001)**

10.1	Form of Employment Agreement (Exhibit 10.1 to Form S-1 filed on November 18, 1997)**

10.2	Form of Severance Agreement (Exhibit 10.2 to Form S-1 filed on November 18, 1997)**

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (Exhibit 10.3 to Form S-1 filed on November 18, 1997)**

10.4	Supplemental Retirement Income Agreement with Susan M. Ginns (Exhibit 10.4 to Form S-1 filed on November 18, 1997)**

10.5	Supplemental Retirement Income Agreement with Charles H. Peck (Exhibit 10.5 to Form S-1 filed on November 18, 1997)**

10.6	Amended Employee Stock Ownership Plan (Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)**

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (Exhibit 10.6 to Form 10-K filed on March 25, 2002)

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

BROOKLINE BANCORP, INC.

Date: May 24, 2002	By:	/s/ Richard P. Chapman, Jr
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 24, 2002		Date: May 24, 2002

By:	/s/ Oliver F. Ames	By:
	Oliver F. Ames, Director		Hollis W. Plimpton, Director

By:		By:
	Dennis S. Aronowitz, Director		Edward D. Rowley, Director

By:		By:	/s/ Joseph J. Slotnik
	George C. Caner, Jr., Director		Joseph J. Slotnik, Director

By:	/s/ David C. Chapin	By:	/s/ William V. Tripp, III
	David C. Chapin, Director		William V. Tripp, III, Director

By:	/s/ William G. Coughlin	By:	/s/ Rosamond B. Vaule
	William G. Coughlin, Director		Rosamond B. Vaule, Director

By:	/s/ John L. Hall, II	By:	/s/ Peter O. Wilde
	John L. Hall, II, Director		Peter O. Wilde, Director

By:		By:	/s/ Franklin Wyman, Jr.
	Charles H. Peck, Director		Franklin Wyman, Jr., Director