Form 10-Q
period 2002-06-30
BROOKLINE BANCORP INC
filed 2002-08-13
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-23695

Brookline Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Washington Street, Brookline, MA	02447-0469
(Address of principal executive offices)	(Zip Code)

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

        Common stock, $0.01 par value - 58,651,222 shares outstanding as of August 6, 2002.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and due from banks	$16,802	$13,283
Short-term investments	404,518	69,432
Securities available for sale	223,327	163,425
Securities held to maturity (market value of $6,964 and $9,766, respectively)	6,921	9,558
Restricted equity securities	9,423	9,281
Loans, excluding money market loan participations	819,043	828,360
Money market loan participations	36,000	6,000
Allowance for loan losses	(15,214)	(15,301)
Net loans	839,829	819,059
Other investment	3,923	3,686
Accrued interest receivable	5,982	5,041
Bank premises and equipment, net	1,812	1,907
Deferred tax asset	2,292	4,581
Other assets	613	343
Total assets	$1,515,442	$1,099,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$671,788	$620,920
Borrowed funds	178,801	178,130
Stock offering subscription proceeds	351,946	—
Mortgagors’ escrow accounts	4,217	4,367
Income taxes payable	5,218	3,079
Accrued expenses and other liabilities	7,025	7,655
Total liabilities	1,218,995	814,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 29,722,521 shares and 29,688,927 shares issued, respectively	297	297
Additional paid-in capital	141,412	141,021
Retained earnings, partially restricted	184,275	177,167
Accumulated other comprehensive income	9,968	6,720
Treasury stock, at cost — 2,921,378 shares and 2,921,378 shares, respectively	(33,813)	(33,813)
Unearned compensation — recognition and retention plan	(822)	(903)
Unallocated common stock held by ESOP — 408,430 shares and 422,992 shares, respectively	(4,870)	(5,044)
Total stockholders’ equity	296,447	285,445
Total liabilities and stockholders’ equity	$1,515,442	$1,099,596

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
		(unaudited)
Interest income:
Loans, excluding money market loan participations	$14,392	$15,510	$28,831	$30,474
Money market loan participations	47	269	84	808
Debt securities	2,560	2,748	4,870	5,422
Marketable equity securities	138	181	269	377
Restricted equity securities	87	117	170	246
Short-term investments	462	384	813	1,420
Total interest income	17,686	19,209	35,037	38,747

Interest expense:
Deposits	4,091	6,294	8,166	13,148
Borrowed funds	2,666	2,154	5,271	4,204
Total interest expense	6,757	8,448	13,437	17,352
Net interest income	10,929	10,761	21,600	21,395
Provision (credit) for loan losses	—	495	(100)	659
Net interest income after provision (credit) for loan losses	10,929	10,266	21,700	20,736

Non-interest income:
Fees and charges	448	344	816	641
Gains (losses) on securities, net	312	(495)	1,235	2,307
Swap agreement market valuation credit (charge)	(117)	53	(64)	(89)
Gain from termination of pension plan	—	3,667	—	3,667
Other income	158	60	318	191
Total non-interest income	801	3,629	2,305	6,717

Non-interest expense:
Compensation and employee benefits	2,131	2,371	4,214	4,685
Occupancy	275	265	562	577
Equipment and data processing	680	885	1,383	1,747
Advertising and marketing	175	258	337	770
Restructuring charge	—	3,912	—	3,912
Other	386	480	870	1,151
Total non-interest expense	3,647	8,171	7,366	12,842

Income before income taxes	8,083	5,724	16,639	14,611
Provision for income taxes	2,952	2,290	6,029	5,546
Net income	$5,131	$3,434	$10,610	$9,065

Earnings per common share:
Basic	$0.19	$0.13	$0.40	$0.34
Diluted	0.19	0.13	0.40	0.33

Weighted average common shares outstanding during the period:
Basic	26,306,216	26,847,348	26,289,227	26,868,560
Diluted	26,990,303	27,136,559	26,849,521	27,130,701

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
		(unaudited)

Net income	$5,131	$3,434	$10,610	$9,065

Other comprehensive income, net of taxes:
Unrealized holding gains	5,355	630	6,374	2,903
Income tax expense	1,985	225	2,334	1,056
Net unrealized holding gains	3,370	405	4,040	1,847

Less reclassification adjustment for gains (losses) included in net income:
Realized gains (losses)	312	(495)	1,235	2,307
Income tax expense (benefit)	112	(177)	443	900
Net reclassification adjustment	200	(318)	792	1,407

Net other comprehensive gain	3,170	723	3,248	440

Comprehensive income	$8,301	$4,157	$13,858	$9,505

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2002 and 2001 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation— recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2000	$296	$140,327	$165,210	$6,244	$(22,987)	$(1,070)	$(5,435)	$282,585

Net income	—	—	9,065	—	—	—	—	9,065

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	440	—	—	—	440

Common stock dividend of $0.14 per share	—	—	(3,779)	—	—	—	—	(3,779)

Treasury stock purchases (165,000 shares)	—	—	—	—	(2,261)	—	—	(2,261)

Compensation under recognition and retention plan	—	—	—	—	—	83	—	83

Common stock held by ESOP committed to be released (18,042 shares)	—	29	—	—	—	—	216	245

Balance at June 30, 2001	$296	$140,356	$170,496	$6,684	$(25,248)	$(987)	$(5,219)	$286,378

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Six months ended June 30, 2002 and 2001 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation— recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,424

Net income	—	—	10,610	—	—	—	—	10,610

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	3,248	—	—	—	3,248

Common stock dividend of $0.32 per share	—	—	(3,502)	—	—	—	—	(3,502)

Exercise of stock options (33,594 shares)	—	264	—	—	—	—	—	264

Compensation under recognition and retention plan	—	—	—	—	—	81	—	81

Common stock held by ESOP committed to be released (14,562 shares)	—	127	—	—	—	—	174	301

Balance at June 30, 2002	$297	$141,412	$184,275	$9,968	$(33,813)	$(822)	$(4,870)	$296,447

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2002	2001
	(unaudited)

Cash flows from operating activities:
Net income	$10,610	$9,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(100)	659
Compensation under recognition and retention plan	81	83
Release of ESOP shares	300	244
Depreciation and amortization	271	607
Amortization, net of accretion, of securities premiums and discounts	439	134
Accretion of deferred loan origination fees and unearned discounts	(82)	(148)
Net gains from sales and repayment of securities	(1,235)	(2,307)
Equity interest in earnings of other investment	(306)	(145)
Swap agreement market valuation charge	64	89
Deferred income taxes	398	(1,632)
(Increase) decrease in:
Accrued interest receivable	(941)	702
Other assets	(270)	(1,829)
Increase (decrease) in:
Income taxes payable	2,139	2,929
Accrued expenses and other liabilities	(694)	(2,774)
Net cash provided from operating activities	10,674	11,225

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	1,788	4,409
Proceeds from redemptions and maturities of securities available for sale	28,460	12,371
Proceeds from redemptions and maturities of securities held to maturity	2,692	20,987
Purchase of securities available for sale	(84,269)	(31,387)
Purchase of Federal Home Loan Bank of Boston stock	(142)	(1,361)
Net decrease (increase) in loans	9,037	(112,878)
Proceeds from sales of participations in loans	375	12,450
Purchase of bank premises and equipment	(176)	(609)
Distribution from other investment	69	—
Net cash used for investing activities	(42,166)	(96,018)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Continued)

(In thousands)

	Six months ended June 30,
	2002	2001
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$14,882	$51,319
Increase (decrease) in certificates of deposit	35,986	(41,294)
Proceeds from Federal Home Loan Bank of Boston advances	4,000	36,200
Repayment of Federal Home Loan Bank of Boston advances	(3,329)	(13,350)
Increase (decrease) in mortgagors’ escrow deposits	(150)	449
Exercise of stock options	264	—
Purchase of treasury stock	—	(2,261)
Stock offering subscription proceeds	351,946	—
Payment of dividends on common stock	(3,502)	(3,779)
Net cash provided from financing activities	400,097	27,284

Net increase (decrease) in cash and cash equivalents	368,605	(57,509)
Cash and cash equivalents at beginning of period	88,715	108,625
Cash and cash equivalents at end of period	$457,320	$51,116

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$13,241	$17,328
Income taxes	3,491	4,248

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six months ended June 30, 2002 and 2001

(unaudited)

(1)       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company’s critical accounting policy relates to the allowance for loan losses. It is based on management’s estimate of probable known and inherent credit losses existing in the loan portfolio. The allowance is established through provisions for loan losses charged to income. Loans are charged off against the allowance when the collectibility of principal is unlikely. Recoveries of loans previously charged off are credited to the allowance.

In determining the level of the allowance for loan losses, management evaluates specific credits and the loan portfolio in general using several criteria that include historical performance, collateral values, cash flows and current economic conditions. The evaluation culminates with a judgment on the probability of collection of loans outstanding. Management’s methodology provides for three allowance components. The first component represents allowances established for specific identified loans. The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis. Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trends of loan delinquencies, and the level and trends of classified assets. The last component is an unallocated allowance based on evaluation of factors such as trends in the economy and real estate values in the areas where the Company lends money, concentrations in the amount of loans the Company has outstanding to large borrowers and concentrations in the type and geographic location of loan collateral. Determination of the unallocated allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it  (a) addresses the probable inherent risk of loss that exists in the Company’s loan portfolio (which is substantially comprised of loans with repayment terms extended over many years) and (b) helps to recognize the risk related to the margin of imprecision inherent in the estimation of the other two components of the allowance.

(2)       Corporate Structure and Stock Offerings (Dollars in Thousands)

Brookline Bancorp, Inc. (the “Company”) was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (“Brookline”) upon completion of Brookline’s reorganization from a mutual savings bank into a mutual holding company structure. As part of the reorganization, the Company offered for sale 47% of the shares of its common stock. The remaining 53% of the Company’s shares of common stock were issued to Brookline Bancorp, MHC (the “MHC”). The reorganization and offering were completed on March 24, 1998. At June 30, 2002, the MHC owned 15,420,350 shares (57.5%) of the Company’s shares of common stock outstanding.

On July 16, 2001, the Office of Thrift Supervision (“OTS”) approved the conversion of the MHC, the Company, Brookline and Lighthouse Bank (“Lighthouse”) from state to federal charters. On April 4, 2002, the Boards of Directors of the MHC, the Company and Brookline adopted a Plan of Conversion and Reorganization to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC’s ownership interest in the Company would be sold to investors.

The Plan of Conversion and Reorganization was approved by the stockholders of the Company and the depositors of Brookline on June 27, 2002 and by the OTS on July 8, 2002. The reorganization and stock offering were completed on

July 9, 2002. As of that date, the Company sold 33,723,750 shares of common stock for $10.00 per share. After taking into consideration estimated related expenses of approximately $4,400, net proceeds from the stock offering amounted to approximately $332,837. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share, resulting in 58,612,228 total new shares outstanding. Cash was paid in lieu of fractional shares.

Upon completion of the conversion and stock offering, (a) Brookline Bancorp Inc. changed from a federally-chartered holding company to a new Delaware holding company and (b) the MHC ceased to exist and its net assets of $8,457 were transferred into Brookline.

The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company’s assets, liabilities and equity.

(3)       Lighthouse Bank (Dollars in Thousands)

On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England’s first-chartered internet-only bank. In April 2001, the Company decided to pursue the sale of Lighthouse to a third party or to merge it into Brookline. That decision was reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability. On July 17, 2001, Lighthouse was merged into Brookline. A summary of Lighthouse operating expenses for the three months and six months ended June 30, 2001 is as follows:

	Six months ended	Three months ended
	June 30, 2001	June 30, 2001

Compensation and benefits	$1,138	$604
Occupancy	98	27
Equipment and data processing	988	505
Advertising and marketing	458	100
Other	300	150
	$2,982	$1,386

Certain operating expenses associated with servicing former Lighthouse customers, including employee stay bonuses, were incurred through the third quarter of 2001. As of September 17, 2001, Lighthouse customers’ accounts were transferred to Brookline’s systems and records. In contemplation of the merger of Lighthouse into Brookline, a pre-tax restructuring charge of $3,912 was recorded in the second quarter of 2001 to provide for merger-related expenses. In the fourth quarter of 2001, $15 was provided for additional restructuring charges. Estimated expenses included in the restructuring charge and actual expenses incurred through June 30, 2002 were as follows:

	Actual	Estimated
	expenses	expenses

Personnel severance payments	$1,222	$1,247
Vendor contract terminations	686	634
Occupancy rent obligations	146	319
Write-off of equipment and software	1,549	1,551
Other miscellaneous items	$192	176
	$3,795	$3,927

At June 30, 2002, $132 is included in accrued expenses and other liabilities for the remainder of restructuring charges to be paid in 2002.

(4)       Business Segments (Dollars in Thousands)

Through July 17, 2001, the Company’s wholly-owned bank subsidiaries, Brookline and Lighthouse, collectively “the Banks”, were identified as reportable operating segments. The Brookline operating segment includes its wholly-owned subsidiaries. The “All Other” segment presented below includes the Company and its wholly-owned securities corporation.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the 2001 reporting periods.

	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated
At or for the three months ended June 30, 2001
Interest income	$17,541	$1,302	$4,198	$(3,832)	$19,209
Interest expense	8,087	678	—	(317)	8,448
Provision for loan losses	475	20	—	—	495
Securities gains	—	183	(495)	(183)	(495)
Pension plan gain	3,667	—	—	—	3,667
Other non-interest income	405	31	55	(34)	457
Restructuring charge	—	3,912	—	—	3,912
Other non-interest expense	2,813	1,386	60	—	4,259
Income tax expense (benefit)	4,113	(1,835)	76	(64)	2,290
Net income (loss)	6,125	(2,645)	3,622	(3,668)	3,434

Total loans, excluding money market loan participations	$763,311	$53,832	$—	$—	$817,143
Total deposits	582,241	56,683	—	(20,278)	618,646
Total assets	974,391	80,116	293,475	(268,924)	1,079,058

	Brookline	Lighthouse	All other	Consolidation adjustments	Consolidated
For the six months ended June 30, 2001
Interest income	$35,533	$2,573	$6,577	$(5,936)	$38,747
Interest expense	16,647	1,476	—	(771)	17,352
Provision for loan losses	585	74	—	—	659
Securities gains (losses)	2,802	183	(495)	(183)	2,307
Pension plan gain	3,667	—	—	—	3,667
Other non-interest income	609	53	145	(64)	743
Restructuring charge	—	3,912	—	—	3,912
Other non-interest expense	5,690	2,982	258	—	8,930
Income tax expense (benefit)	7,552	(2,239)	297	(64)	5,546
Net income (loss)	12,137	(3,396)	5,672	(5,348)	9,065

(5)         Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented.

The components of basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 are as follows:

	Net income		Weighted average shares		Net income per share
Three months ended June 30,	2002	2001	2002	2001	2002	2001
	(In thousands)
Basic	$5,131	$3,434	26,306,216	26,847,348	$0.19	$0.13
Effect of dilutive stock options	—	—	684,087	289,211	—	—
Dilutive	$5,131	$3,434	26,990,303	27,136,559	$0.19	$0.13

	Net income		Weighted average shares		Net income per share
Six months ended June 30,	2002	2001	2002	2001	2002	2001
	(In thousands)
Basic	$10,610	$9,065	26,289,227	26,868,560	$0.40	$0.34
Effect of dilutive stock options	—	—	560,294	262,141	—	(0.01)
Dilutive	$10,610	$9,065	26,849,521	27,130,701	$0.40	$0.33

(6)         Accumulated Other Comprehensive Income (Dollars in Thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 2002 and December 31, 2001, such taxes amounted to $5,731 and $3,839, respectively.

(7)         Commitments and Swap Agreement (Dollars in Thousands)

At June 30, 2002, the Company had outstanding commitments to originate loans of $64,376, $48,869 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $22,708, $13,480 of which were equity lines of credit.

The Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months and six months ended June 30, 2002 and 2001 was $51, $13, $101 and $14, respectively.

Effective January 1, 2001, the Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. That Statement requires the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company’s interest-rate swap agreement did not meet the criteria to designate it as a hedging instrument. Accordingly, changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. The pre-tax unrealized loss of $20 in the swap agreement as of

January 1, 2001 was not accounted for as the effect of a change in accounting principle due to immateriality. Instead, that amount was included in the pre-tax charge to earnings of $142 for the three months ended March 31, 2001 resulting from accounting for the swap agreement on a fair value basis. For the three months ended March 31, 2002, $53 was credited to pre-tax earnings and, for the three months ended June 30, 2002 and 2001, $117 was charged and $53 was credited,  respectively, to pre-tax earnings.

(8)         Dividend Declaration

On July 31, 2002, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of July 31, 2002 and payable on August 15, 2002.

(9)         1999 Stock Option Plan and 1999 Recognition and

              Retention Plan (Dollars in Thousands Except Per Share Amounts)

Under the Company’s 1999 Stock Option Plan (the “Stock Option Plan”), 1,367,465 shares of the Company’s common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Options awarded vest over periods ranging from less than six months through five years. Activity under the Stock Option Plan for the six months ended June 30, 2002 was as follows:

Options outstanding at January 1, 2002 at $10.8125 per share	1,183,005
Options granted at $16.95 per share	20,000
Reload options granted at $16.44 per share	17,500
Options exercised at $10.8125 per share	(51,094)
Options forfeited at $16.95 per share	(20,000)
Options outstanding at June 30, 2002	1,149,411

Exercisable at June 30, 2002:
at $10.8125 per share	919,911
at $16.44 per share	17,500
937,411

Under the 1999 Recognition and Retention Plan (the “RRP”), 546,986 shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares were awarded to officers and non-employee directors of the Company. As of June 30, 2002, 460,562 shares had vested and 8,068 shares had been forfeited. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share. Expense for the six months ended June 30, 2002 and 2001 was $81 and $83, respectively.

(10)       Employee Stock Ownership Plan (Dollars in Thousands)

Brookline has an employee stock ownership plan (the “ESOP”). All Brookline employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP purchased in the open market all of the 546,986 shares it was authorized to purchase at an aggregate cost of $6,598. The purchase of the shares was financed by a loan from the Company that is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from Brookline and dividends on unallocated shares of Company stock held by the ESOP, subject to IRS limitations.

For the six months ended June 30, 2002 and 2001, compensation and employee benefits expense was charged $300 and $244, based on the commitment to release 14,562 and 18,042 shares, respectively, to eligible employees.

(11)       Pension Benefits (in Thousands)

On July 6, 2000, the Board of Directors of Brookline voted to terminate, effective September 30, 2000, Brookline’s defined benefit pension plan, a non-contributory qualified retirement plan for eligible employees (the “Plan”). In connection with the termination of the Plan, eligible employees were offered a single sum settlement equal to the value of their benefits under the Plan. In addition, a portion of the surplus of the Plan was used to enhance the benefits of eligible employees. Final Plan termination was approved by the Internal Revenue Service and, as a result, a gain of $3,667 ($1,890 on an after-income tax basis) was recognized during the three months ended June 30, 2001.

Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees up to the limit established by law. The total amounts charged to earnings related to the new pension plan for the six months ended June 30, 2002 and 2001 were $114 and $141, respectively.

(12)       Income Taxes (Dollars in Thousands)

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline, owns 99.9% of Brookline Preferred Capital Corporation (“BPCC”), a real estate investment trust that owns and manages real estate mortgage loans originated by Brookline. Associates has received from the Commonwealth of Massachusetts Department of Revenue (“DOR”) a Notice of Intent to Assess additional state excise taxes of $3,923 plus interest and penalties. As of the date of the Notice, June 2, 2002, interest and penalties amounted to $803. The assessment is based on a desk review of the financial institution excise returns filed by Associates for its tax years ended December 31, 1999 and December 31, 2000. The 2001 tax return had not yet been filed by Associates as of the time of the DOR desk review. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

The DOR contends that dividend distributions by BPCC to Associates are fully taxable in Massachusetts. Associates believes that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distribution made by BPCC to Associates. Accordingly, no provision has been made in the Company’s financial statements for the amounts assessed or additional amounts that might be assessed in the future. Associates intends to vigorously appeal the assessment and to pursue all available means to defend its position.

Item 2.   Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

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

Corporate Structure and Stock Offering

As more fully explained in note 2 of the notes to the unaudited consolidated financial statements on page 8 herein, Brookline Bancorp, MHC (the “MHC”), Brookline Bancorp, Inc. (the “Company”) and Brookline Savings Bank (“Brookline”) completed a Plan of Conversion and Reorganization (the “Plan”) on July 9, 2002. As part of the Plan, shares of common stock representing the MHC’s ownership in the Company were sold to investors in a stock offering of 33,723,750 shares at a price of $10.00 per share. Net proceeds of the stock offering were approximately $332.8 million. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share, resulting in 58,612,228  total new shares outstanding. Cash was paid in lieu of fractional shares.

Upon completion of the Plan, the Company was transformed into a holding company incorporated in Delaware and the MHC ceased to exist and its net assets of $8.5 million were transferred into Brookline.

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

Among other things, the charter conversion permitted the MHC to waive the receipt of dividends paid by the Company without causing dilution to the ownership interests of the Company’s minority stockholders upon conversion of the MHC to stock form.

As part of the approval of the charter conversions, the OTS requires that the Company comply satisfactorily with several conditions, the most notable of which is that Brookline and its subsidiaries must divest themselves of their investment in marketable equity securities without material loss at the earliest possible date, but in any event no later than July 17, 2003. The divestiture can be accomplished by sale of the equity securities or their transfer to the Company or its subsidiary. At June 30, 2002, Brookline and its subsidiaries owned equity securities with a market value of $5.4 million.

As a federally-chartered institution, Brookline will be required to meet a qualified thrift lender test. Under that test, an institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid assets up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least nine months out of each twelve month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. The OTS has granted Brookline an exception from the qualified thrift lender test through July 17, 2002. At June 30, 2002, Brookline maintained approximately 55.9% of its portfolio assets in qualified thrift investments. This percent was affected adversely by receipt of the proceeds from the stock offering that was completed on July 9, 2002, all of which were invested in short-term liquid investments. After completion of the offering, excess subscription proceeds were returned to stock subscribers and 50% of the net proceeds from the stock offering were transferred to the Company. Had these events taken place on June 30, 2002 instead of in July 2002, Brookline’s qualified thrift investment ratio would have been 65.3%.

Lighthouse Bank

On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England’s first-chartered internet-only bank. In April 2001, the Company announced the decision to either sell Lighthouse to a third party or merge it into Brookline. That decision had been reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability. On July 17, 2001, the existence of Lighthouse as a separate corporate entity was terminated by its merger into Brookline. Brookline has continued to provide on-line electronic banking services to the former customers of Lighthouse. See notes 3 and 4 of the notes to the unaudited consolidated financial statements on pages 9 and 10 herein for information about the operating results of Lighthouse.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased $415.8 million, or 37.8%, from $1.100 billion at December 31,2001 to $1.515 billion at June 30, 2002. The increase was attributable primarily to a stock offering that commenced in the second quarter of 2002 and was completed on July 9, 2002.

The maximum number of shares available for sale in the stock offering was 33,723,750 shares at $10.00 per share. Eligible depositors and other parties subscribed for shares in excess of 33,723,750 by either submitting funds to Brookline or designating that payment for the subscribed shares be withdrawn from deposit accounts at Brookline. At June 30, 2002, Brookline had received $351.9 million in stock offering subscription proceeds, exclusive of funds added to deposit accounts earmarked for purchase of stock. Upon completion of the stock offering on July 9, 2002, $29.3 million was deducted from deposit accounts as payment for subscribed shares and $44.1 million was refunded to subscribers who were not eligible to receive their desired allotment of stock. After taking into consideration estimated related expenses of $4.4 million, net proceeds from the stock offering amounted to approximately $332.8 million. Half of that amount was added to stockholders’ equity of the Company and half was added to stockholders’ equity of Brookline.

Until completion of the stock offering, subscription proceeds were placed in investments with very short maturities. For the past several months, yields offered on quality investments have been declining. In light of this trend and uncertainty about the future direction of interest rates, the Company plans to invest the proceeds from the stock offering only in high quality investments with relatively short maturities. The Company believes that the purchase of higher-yielding fixed rate investments with longer maturities at this time would not be prudent. While short-term earnings might be enhanced by purchasing investments with those characteristics, longer-term earnings would suffer if interest rates were to rise from current levels.

Yields earned on the investments described in the preceding paragraph are expected to be lower than the assumed interest rate of 4.76% (3.05% on an after-tax basis) stated in the Pro Forma Data section of the prospectus for the recently completed stock offering. Net earnings will likely be lower than anticipated until interest rates rise.

Securities available for sale increased from $163.4 million at December 31, 2001 to $223.3 million at June 30, 2002. Funds derived from deposit growth were used primarily to purchase investments in light of the lack of loan growth during the first half of 2002. Purchases were concentrated in U.S. agency obligations with maturities in the two year range and collateralized mortgage obligations classified as “PAC-1-1” securities.

The unrealized gain on securities available for sale increased from $10.6 million ($6.7 million on an after-tax basis) at December 31, 2001 to $15.7 million ($10.0 million on an after-tax basis) at June 30, 2002. Much of the increase was attributable to the Company’s ownership of 349,748 shares of Medford Bancorp, Inc., a Massachusetts bank that announced in June that it had agreed to be acquired at a price of $35.00 per share. The Company acquired its shares at a cost of $5.3 million; the market value of the shares was $12.2 million at June 30, 2002 ($34.83 per share). The unrealized after-tax gain of $4.4 million included in stockholders’ equity at June 30, 2002 will be included in net income when the acquisition transaction is completed (currently expected in the fourth quarter of 2002).

Excluding money market loan participations, the loan portfolio declined 1.1% from $828.4 million at December 31, 2001 to $819.0 million at June 30, 2002. The decline was caused by the pay-off of a $10.0 million commercial loan which the Company elected not to renew because of the low interest rate associated with the loan. Additionally, loan prepayments and refinancings were at a higher than normal level as the declining interest rate environment prompted borrowers to seek loans at lower fixed rates of interest for the future.

Total deposits were $671.8 million at June 30, 2002 compared to $620.9 million at December 31, 2001, an increase of $50.9 million, or 8.2%. Part of the growth was attributable to the recently completed stock offering. As mentioned in the second paragraph of this section, $29.3 million was withdrawn from deposit accounts upon completion of the stock offering on July 9, 2002.

Total stockholders’ equity increased from $285.4 million at December 31, 2001 to $296.4 million at June 30, 2002 primarily as a result of net earnings of $10.6 million for the six month period, net of cash dividends paid to stockholders of $3.5 million, and a $3.2 million after-tax increase in unrealized gains on securities available for sale. During the six month period, 33,594 options were exercised resulting in capital proceeds of $264,000. No shares of the Company’s common stock were repurchased during the six month period.

Non-Performing Assets and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets and the allowance for loan losses:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)

Non-accrual loans	$136	$140
Defaulted corporate debt security	—	1,440
Total non-performing assets	$136	$1,580

Allowance for loan losses	$15,214	$15,301

Allowance for loan losses as a percent of total loans	1.78%	1.83%
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.86%	1.85%
Non-accrual loans as a percent of total loans	0.01%	0.01%
Non-performing assets as a percent of total assets	0.01%	0.14%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans”, although the two categories tend to overlap. Impaired loans (excluding non-accrual loans) amounted to $53,000 at June 30, 2002 and $105,000 at December 31, 2001. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the six months ended June 30, 2002 and 2001, recoveries of loans previously charged off amounted to $24,000 and $8,000, respectively, and loan charge-offs were $11,000 and none, respectively. The Company decreased its allowance for loan losses by crediting $100,000 to earnings in the six months ended June 30, 2002 and increased its allowance for loan losses by charging $659,000 to earnings in the six months ended June 30, 2001. The credit to earnings in the 2002 six month period was attributable to the $9.4 million decline in loans outstanding and net loan recoveries during that time. The charge to earnings in the 2001 six month period was attributable to growth in loans outstanding during that time. While management believes, that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

In the second quarter of 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond issued by Southern California Edison that matured on June 1, 2001. Interest of $65,000 due on the bond was received at the maturity date and applied as a reduction of the carrying value of the bond instead of being credited to interest income. An interest payment of $65,000 received on December 1, 2001 was credited to income. On March 1, 2002, principal and interest due on the bond was paid in full resulting in a credit to income of $592,500 in the first quarter of 2002 ($495,000 to gain on repayment of securities and $97,500 to interest income).

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General

Operating results are primarily dependent on the Company’s net interest income, which is the difference between interest earned on the Company’s loan and investment portfolio and interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as service fees and sales of investment securities, operating expenses and income taxes. Operating results are also affected significantly by general economic conditions, particularly changes in interest rates, as well as governmental policies and actions of regulatory authorities.

Net income was $5.1 million, or $0.19 per share, for the three months ended June 30, 2002 compared to $3.4 million, or $0.13 per share, for the three months ended June 30, 2001. Basic and diluted earnings per share were the same in each of the quarterly periods. The 2002 and 2001 quarters included, on an after-tax basis, securities gains (losses) of $200,000 ($0.01 per share) and ($318,000) ($0.01 per share), respectively. The 2001 loss resulted from a write-down in the carrying value of a defaulted corporate bond. In the first quarter of 2002, the bond was paid in full and resulted in a recovery of the amount previously charged to earnings. The 2001 quarter also included an after-tax operating loss of $488,000 ($0.02 per share) related to the activities of Lighthouse. An after-tax restructuring charge of $2.3 million ($0.08 per share) was recorded in the second quarter of 2001 in contemplation of the merger of Lighthouse into Brookline. That charge was partially offset by an after-tax credit of $1.9 million ($0.07 per share) resulting from termination of Brookline’s defined benefit pension plan. That plan was replaced by a defined contribution plan.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the three months ended June 30, 2002 and 2001. The average yields and costs were derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Three months ended June 30,
	2002			2001
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
		(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$106,811	$462	1.73%	$33,500	$384	4.60%
Debt securities (2) (4)	198,264	2,561	5.17	177,446	2,759	6.22
Equity securities (2)	29,229	273	3.74	30,048	364	4.85
Mortgage loans (3)	794,721	13,934	7.01	756,500	14,948	7.90
Money market loan participations	9,998	47	1.89	21,802	269	4.95
Other commercial loans (3)	28,208	387	5.49	27,194	489	7.19
Consumer loans (3)	3,197	71	8.88	2,902	73	10.06
Total interest-earning assets	1,170,428	17,735	6.06	1,049,392	19,286	7.35
Allowance for loan losses	(15,280)			(14,708)
Non-interest earning assets	34,045			28,281
Total assets	$1,189,193			$1,062,965

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$75,993	93	0.49	$70,862	233	1.32
Savings accounts (5)	15,014	39	1.04	12,181	59	1.94
Money market savings accounts	263,930	1,158	1.76	237,565	2,134	3.60
Certificate of deposit accounts	278,503	2,679	3.86	282,977	3,868	5.48
Total deposits	633,440	3,969	2.51	603,585	6,294	4.18
Borrowed funds	179,131	2,666	5.89	139,153	2,154	6.21
Total deposits and borrowed funds	812,571	6,635	3.28	742,738	8,448	4.56
Stock offering proceeds	47,810	122	1.02	—	—	—
Total interest bearing liabilities	860,381	6,757	3.15	742,738	8,448	4.56
Non-interest-bearing demand checking accounts	18,292			17,926
Other liabilities	17,878			14,326
Total liabilities	896,551			774,990
Stockholders’ equity	292,642			287,975
Total liabilities and stockholders’ equity	$1,189,193			$1,062,965
Net interest income (tax equivalent basis)/interest rate spread (6)		10,978	2.91%		10,838	2.79%
Less adjustment of tax exempt income		49			66
Net interest income		$10,929			$10,772
Net interest margin (7)			3.74%			4.13%

(1)     Tax exempt income on equity securities is included on a tax equivalent basis.

(2)     Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)     Loans on non-accrual status are included in average balances.

(4)     Excluded from interest income on debt securities in the 2001 period is a $11 reversal of accrued income on a defaulted corporate bond that relates to a prior period.

(5)     Savings accounts include mortgagors’ escrow accounts.

(6)     Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)     Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $121.0 million, or 11.5%, higher in the 2002 second quarter than in the 2001 second quarter. The growth was funded primarily by $47.8 million of stock offering proceeds and increases in the average balances of deposits and borrowings of $29.9 million (4.9%) and $40.0 million (28.7%), respectively. Most of the funds from the stock offering were placed in short-term investments. The average balance of such investments was $106.8 million in the 2002 quarter compared to $33.5 million in the 2001 quarter.

Interest Rate Spread. Interest rate spread is the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Interest rates are influenced greatly by the actions of the Federal Reserve in establishing benchmark federal funds rate for overnight borrowing between banks. From near the end of June through November 1999, the federal funds rate was increased by 50 basis points (one half of one percent). In 2001, the federal funds rate was cut eleven times for an aggregate reduction of 150 basis points in the first quarter, 125 basis points in the second quarter, 75 basis points in the third quarter and 125 basis points in the fourth quarter. The 2001 reductions were the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the last cut in December resulted in the lowest rate (1.75%) in forty years. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company’s loans, investments, deposits and borrowed funds.

Interest rate spread improved from 2.79% in the 2001 quarter to 2.91% in the 2002 quarter. The improved spread resulted primarily from interest-bearing liabilities repricing downward more significantly than the downward repricing of interest-earning assets.

Net Interest Margin. Net interest margin, which represents net interest income (on a tax equivalent basis), divided by average interest-earning assets, declined from 4.13% in the 2001 quarter to 3.74% in the 2002 quarter. The decline was attributable to the factors described above in the interest rate spread section and a 129 basis point decline in the average yield realized on earning assets. Contributing to the decline in yield was the fact that proceeds from the recently completed stock offering were placed in short-term investments with yields substantially below those of other earning assets.

Since a significant part of the Company’s assets are funded by stockholders’ equity for which there is no interest cost, a decline in asset yield of the magnitude experienced over the past year has a negative effect on net interest income and net interest margin. Average stockholders’ equity as a percent of total interest-earning assets was 25.0% in the 2002 quarter and 27.4% in the 2001 quarter. That percent is expected to increase to around 40% for the remainder of 2002 as a result of the recently completed stock offering.

Interest Income

Total interest income was $17.7 million in the 2002 quarter compared to $19.2 million in the 2001 quarter, a decline of $1.5 million, or 7.9%. The additional income resulting from growth in the average amount of interest-earning assets ($121.0 million, or 11.5%) was more than offset by the reduction in income resulting from the decline in overall asset yield from 7.35% in the 2001 quarter to 6.06% in the 2002 quarter.

Interest income on loans, excluding money market loan participations, average was $14.4 million in the 2002 quarter compared to $15.5 million in the 2001 quarter, a decline of $1.1 million, or 7.2%. Despite loan growth of $39.5 million (5.0%) between the two quarterly periods, income declined because of the reduction in the average yield earned on loans from 7.89% in the 2001 quarter to 6.97% in the 2002 quarter.

While the average balance of short-term investments rose significantly from $33.5 million in the 2001 quarter to $106.8 million in the 2002 quarter, interest income increased more modestly from $384,000 to $462,000 for the respective quarters. Yields earned on such investments were 4.60% in the 2001 quarter and 1.73% in the 2002 quarter. The yield reduction was attributable to the actions of the Federal Reserve mentioned above in the interest rate spread section.

The average balance invested in money market loan participations declined from $21.8 million in the 2001 quarter to $10.0 million in the 2002 quarter and the yields earned on those balances declined from 4.95% to 1.89%. Less balances were invested in this type of asset because of shrinkage in available offerings meeting the Company’s investment criteria. The decline in rates earned was due to the same reason cited above for short-term investments.

Interest income on debt securities was $2.6 million in the 2002 quarter and $2.7 million in the 2001 quarter despite an increase in the average balances invested from $177.4 million in the 2001 quarter to $198.3 million in the 2002 quarter. The yield earned on those balances declined from 6.22% to 5.17%.

Interest Expense

Interest expense on deposits (excluding stock offering proceeds) was $4.0 million in the 2002 quarter, a 36.9% decrease from the $6.3 million expended in the 2001 quarter. The increase in expense resulting from higher average deposit balances ($633.4 million compared to $603.6 million) was more than offset by the effect of the lower average rate paid on those deposits (4.18% compared to 2.51%).

Average borrowings from the FHLB increased from $139.2 million in the 2001 quarter to $179.1 million in the 2002 quarter. The average rates paid on those balances were 6.21% and 5.89%, respectively.

Provision for Loan Losses

There was no provision for loan losses in the 2002 quarter because of the lack of growth in that quarter and the continuation of minimal problem loans. A provision of $495,000 was recorded in the 2001 quarter due to growth of the loan portfolio during that time.

Non-Interest Income

Fees and charges increased from $344,000 in the 2001 quarter to $448,000 in the 2002 quarter as a result of higher fees from loan prepayments ($64,000 to $187,000). Other income was comprised primarily of the Company’s equity interest in the earnings of a specialty lease financing company ($151,000 in the 2002 quarter and $55,000 in the 2001 quarter).

Gains on sales of securities available for sale were $312,000 in the 2002 quarter. In the 2001 quarter, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a defaulted corporate bond.

The Company accounts for its outstanding swap agreement on a fair value basis. As a result, $117,000 was charged to earnings in the 2002 quarter and $53,000 was credited to earnings in the 2001 quarter.

A gain of $3.7 million was realized in the 2001 quarter from the termination of Brookline’s defined benefit pension plan. Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees up to the limit established by law. (See note 11 of the notes to the unaudited consolidated financial statements on pages 12 and 13 herein).

Non-Interest Expense

Non-interest expense declined from $8.2 million in the 2001 quarter to $3.6 million in the 2002 quarter. The 2001 quarter included $1.4 million representing the operating expenses of Lighthouse and $3.9 million of restructuring charges related to Lighthouse (see note 3 of the notes to the unaudited consolidated financial statements on page 9 herein). Excluding the Lighthouse-related expenses, total non-interest expense was $2.9 million in the 2001 quarter, or $774,000 less than in the 2002 quarter. The 2002 quarter included expenses for personnel who continue to operate a call center previously established by Lighthouse, data processing costs for the servicing of Lighthouse loan and deposit accounts that were merged into Brookline, higher costs for the ESOP and medical and retirement benefits, higher occupancy costs resulting from lease renewals and higher regulatory assessments attributable to the Company’s conversion to a federal charter.

Income Taxes

The effective rate of income taxes was 36.5% in the 2002 quarter compared to 40.0% in the 2001 quarter. The higher rate in 2001 was attributable primarily to the non-deductibility of a $585,000 excise tax payable to the federal government in connection with the termination of Brookline’s pension plan.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

General

Net income for the six months ended June 30, 2002 was $10.6 million, or $0.40 per share (on a basic and diluted basis), compared to $9.1 million, or $0.34 per share ($0.33 on a diluted basis), for the six months ended June 30, 2001. The 2002 and 2001 periods included, on an after-tax basis, securities gains of $792,000 ($0.03 per share) and $1.4 million ($0.05 per share), respectively. The 2001 period also included an after-tax operating loss by Lighthouse of $1.2 million ($0.03 per share), an after-tax restructuring charge of $2.3 million ($0.08 per share) related to the contemplated merger of Lighthouse into Brookline and an after-tax gain of $1.9 million ($0.07 per share) resulting from termination of Brookline’s defined benefit pension plan.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the six months ended June 30, 2002 and 2001. Average balances were derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Six months ended June 30,
	2002			2001
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
			(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$94,632	$813	1.72%	$52,934	$1,421	5.37%
Debt securities (2) (4)	178,294	4,870	5.46	172,881	5,432	6.28
Equity securities (2)	28,116	537	3.82	30,683	724	4.72
Mortgage loans (3)	790,945	27,891	7.05	726,150	29,310	8.07
Money market loan participations	8,933	84	1.88	28,680	808	5.63
Other commercial loans (3)	29,883	797	5.33	26,620	1,021	7.67
Consumer loans (3)	3,173	143	9.01	2,758	143	10.37
Total interest-earning assets	1,133,976	35,135	6.20	1,040,706	38,859	7.47
Allowance for loan losses	(15,291)			(14,525)
Non-interest earning assets	31,254			28,923
Total assets	$1,149,939			$1,055,104

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$74,340	182	0.49	$67,406	467	1.39
Savings accounts (5)	14,466	81	1.12	11,952	120	2.01
Money market savings accounts	263,048	2,447	1.86	226,806	4,200	3.70
Certificate of deposit accounts	269,721	5,334	3.96	295,306	8,361	5.66
Total deposits	621,575	8,044	2.59	601,470	13,148	4.37
Borrowed funds	179,009	5,271	5.89	136,293	4,204	6.17
Total deposits and borrowed funds	800,584	13,315	3.33	737,763	17,352	4.70
Stock offering proceeds	24,037	122	1.02	—	—	—
Total interest bearing liabilities	824,621	13,437	3.26	737,763	17,352	4.70
Non-interest-bearing demand checking accounts	18,146			17,303
Other liabilities	16,909			13,366
Total liabilities	859,676			768,432
Stockholders’ equity	290,263			286,672
Total liabilities and stockholders’ equity	$1,149,939			$1,055,104
Net interest income (tax equivalent basis)/interest rate spread (6)		21,698	2.94%		21,507	2.77%
Less adjustment of tax exempt income		98			101
Net interest income		$21,600			$21,406
Net interest margin (7)			3.83%			4.13%

(1)     Tax exempt income on equity securities is included on a tax equivalent basis.

(2)     Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)     Loans on non-accrual status are included in average balances.

(4)     Excluded from interest income on debt securities in the 2001 period is a $11 reversal of accrued income on a defaulted corporate bond that relates to a prior period.

(5)     Savings accounts include mortgagors’ escrow accounts.

(6)     Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing  liabilities.

(7)     Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $93.3 million, or 9.0%, higher in the 2002 period than in the 2001 period. Asset growth occurred primarily in the loan portfolio ($68.5 million) and short-term investments ($41.7 million). The growth was funded primarily by $24.0 million of stock offering proceeds and increases in the average balances of deposits ($20.1 million) and borrowed funds ($42.7 million).

Interest rate spread improved from 2.77% in the 2001 period to 2.94% in the 2002 period and net interest margin declined from 4.13% to 3.83% for the same periods. The reasons for the changes are the same as those stated in the Interest Rate Spread and Net Interest Margin sections on page 18 herein.

Interest Income

Total interest income was $35.0 million in the 2002 period compared to $38.7 million in the 2001 period, a decline of $3.7 million, or 9.6%. The additional income resulting from growth in the average amount of interest- earning assets ($93.3 million, or 9.0%) was more than offset by the reduction in income resulting from the decline in overall asset yield from 7.47% in the 2001 period to 6.20% in the 2002 period.

Interest income on loans, excluding money market loan participations, declined $1.1 million, or 7.2%, between the two periods as the added revenue derived from growth of the loan portfolio ($39.5 million, or 5.0%) was more than offset by the effect of the reduction in the average yield on loans from 7.89% in the 2001 period to 6.97% in the 2002 period.

Changes in interest income on short-term investments, money market loan participations and debt securities between the 2002 and 2001 periods were basically for the same reasons cited in the Interest Income section on page 18 herein.

Interest Expense

Interest expense on deposits (excluding stock offering proceeds) was $8.2 million in the 2002 period, a 37.9% decrease from the $13.1 million expended in the 2001 period. The increase in expense resulting from higher average deposit balances ($621.6 million compared to $601.5 million) was more than offset by the effect of the lower average rate paid on those deposits (4.37% compared to 2.59%).

Average borrowings from the FHLB increased from $136.3 million in the 2001 period to $179.0 million in the 2002 period. The average rates paid on those balances were 6.17% and 5.89%, respectively.

Provision (Credit) for Loan Losses

A credit of $100,000 was taken to earnings in the 2002 period compared to a provision of $659,000 charged to earnings in the 2001 period. The credit was due primarily to a $9.4 million decline in loans outstanding (excluding money market loan participations) over the six month period and recoveries on loans previously charged off. The provision in the 2001 period was attributable to $100.6 million of growth in the loan portfolio during that six month period. Over 60% of the growth was in residential mortgage loans and much of the remainder of the growth was in the higher risk categories of multi-family mortgage loans and commercial real estate mortgage loans.

Non-Interest Income

Fees and charges increased from $641,000 in the 2001 period to $810,000 in the 2002 period primarily because of higher fees from loan prepayments ($104,000 to $276,000). The increase in other income between the two periods was attributable to the Company’s equity interest in the earnings of a specialty lease financing company ($306,000 in the 2002 period compared to $145,000 in the 2001 period).

Gains on sales and repayment of securities available for sale were $1.2 million in the 2002 period and $2.3 million in the 2001 period. The 2001 period included a $495,000 charge to earnings to recognize an other than temporary impairment in the carrying value of a defaulted corporate bond. A gain of $495,000 was recorded in the 2002 period when the defaulted corporate bond was paid in full.

See the Non-Interest Income section on page 19 herein for information regarding the gain from termination of Brookline’s defined benefit pension plan.

Non-Interest Expense

Excluding the operating expenses of Lighthouse of $3.0 million and the $3.9 million restructuring charge relating to Lighthouse in the 2001 period, total non-interest expense was $1.4 million higher in the 2002 period than in the 2001 period. The increase was attributable primarily to the same reasons stated in the Non-Interest Expense section on page 19 herein.

Income Taxes

The effective rate of income taxes was 36.2% in the 2002 period and 38.0% in the 2001 period. The higher rate was attributable primarily to the non-deductibility of a $585,000 excise tax payable to the federal government in connection with the termination of Brookline’s pension plan.

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

Commencing in the first quarter of 2002, the Company modified its treatment of certain deposit accounts for purposes of determining its interest rate sensitivity gap position. Interest rates paid on NOW accounts, savings accounts and money market savings accounts are subject to change at any time and such deposits are immediately withdrawable. For these reasons, prior to 2002, the Company included such deposits in its gap position table in the “one year or less” column. A review of rates paid on these deposit categories over the last five years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the Federal Reserve adjusted its benchmark federal funds rate. Because of this lack of close correlation and the unlikelihood that such deposits will be withdrawn immediately, in 2002, the Company commenced allocating money market savings accounts equally in the “one year or less” and the “over one year to two years” columns and NOW accounts and savings accounts equally over those two columns and the “over two years to three years” column in its gap position table. Management believes these changes result in more realistic estimates of the Company’s interest rate sensitivity gap position.

At June 30, 2002, based on the new criteria described in the preceding paragraph, interest-earning assets maturing or repricing within one year amounted to $774.2 million and interest-bearing liabilities maturing or repricing within one year amounted to $429.7 million, resulting in a cumulative one year positive gap position of $344.5 million, or 22.7% of total assets. At December 31, 2001, the Company had a positive one year cumulative gap position of $26.1 million, or 2.4% of total assets, using the new criteria described above compared to a negative one year cumulative gap position of $133.7 million, or 12.2% of total assets, using the criteria previously applied. The significant change in the gap position at June 30, 2002 compared to December 31, 2001 resulted from placement of the proceeds of the recently completed stock offering in short-term investments.

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

During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in little growth or a net decline in deposits in certain periods. During 2002, deposits have increased as the public has become concerned with the downward trend in the stock market. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2002 amounted to $178.8 million.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within ninety days. At June 30, 2002, such assets amounted to $479.9 million, or 31.7% of total assets.

At June 30, 2002, Brookline exceeded all regulatory capital requirements. At that date, its leverage capital was $234.6 million, or 16.10% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank’s supervisory rating.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part I of this report and pages 17 through 19 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2001.

For quantitative information about market risk, see pages 17 through 19 of the Company’s 2001 Annual Report.

See “Asset/Liabilities Management” in Item 2 of Part I of this report for a change made in the quantitative disclosures about market risk from those presented in the Company’s 2001 Annual Report.

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

Item 2. Changes in Securities and Use of Proceeds

A Plan of Conversion and Reorganization (the “Plan”) to convert the MHC from mutual to stock form and to sell the shares of common stock representing the MHC’s ownership interest in the Company was approved by the stockholders of the Company and the depositors of Brookline on June 27, 2002 and by the Office of Thrift Supervision on July 8, 2002.

The Company is a new Delaware corporation and is the successor to the previous Brookline Bancorp, Inc., a federally-chartered company (the “Predecessor Company”). In connection with the Plan, the rights of stockholders of the Company were changed from those of the stockholders of the Predecessor Company. A comparison of such stockholder rights was set forth beginning on page 99 of the Company’s prospectus included in its registration statement on Form S-1, declared effective on May 14, 2002 (Commission File No. 333-85980).

Pursuant to the registration statement mentioned in the preceding paragraph, the Company registered 33,723,750 shares of common stock for purchase at a price of $10.00 per share. In accordance with the Plan and pursuant to the registration statement, the stock was first offered to eligible depositors of Brookline and Lighthouse. Such depositors subscribed for all of the stock offered for sale. Ryan Beck & Co., LLC was engaged to assist in the marketing of the common stock. For their services, Ryan Beck & Co., LLC received an advisory and management fee of $50,000 and a marketing fee of $3.3 million, representing 1% of the dollar amount of common stock sold in the offering other than shares purchased by officers, directors and employees or their immediate families for which no fee was paid. In addition, Ryan Beck & Co., LLC was reimbursed $96,000 for expenses, including attorney fees.

The stock offering, which was completed on July 9, 2002, resulted in gross proceeds of $337.2 million. Expenses related to the offering were approximately $4.4 million, including the expenses paid to Ryan Beck & Co., LLC described above. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $332.8 million. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share. Cash was paid in lieu of fractional shares. Upon completion of the offering and the exchange of shares, 58,612,228 shares were outstanding. On July 10, 2002, the net assets of the MHC, $8.5 million, were transferred into Brookline.

Half of the net proceeds of the offering were placed in the Company and half were placed in Brookline. All of such  proceeds were invested in short-term investments with maturities of ninety days or less. During the remainder of 2002, upon maturity of some of the short-term investments, the resulting funds will be re-invested in investment securities with maturities in the one to two or three year range or used to fund loan growth.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2002, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three years terms and ratification of the appointment of Grant Thornton, LLP as auditors for the Company for the year ending December 31, 2002.

The number of votes cast at the meeting was as follows:

	Number of	Number of
	Votes For	Votes Against
Election of Directors:
George C. Caner, Jr.	24,306,757	36,279
Richard P. Chapman, Jr.	24,312,167	30,867
Willian V. Tripp, III	24,306,567	36,467
Peter O. Wilde	24,311,717	31,317

	Number of	Number of	Number of
	Votes For	Votes Against	Votes Abstained

Ratification of appointment of auditors	24,310,806	13,888	18,342

On June 27, 2002, the Company held a special meeting of stockholders to vote on the adoption of a plan of conversion and reorganization pursuant to which Brookline Bancorp, MHC (“MHC”) would be merged into Brookline Savings Bank, and Brookline Bancorp, Inc. (the “Company”) would be succeeded by a new Delaware corporation with the same name as the Company which had been established for the purpose of completing the conversion. As part of the conversion, shares of common stock representing the ownership interest in the Company held by the MHC would be offered for sale in a stock offering. Common stock of the Company currently held by stockholders would be converted into new shares pursuant to an established exchange ratio.

The number of votes cast at the meeting was as follows:

	Number of	Number of	Number of
	Votes For	Votes Against	Votes Abstained

All votes cast including by the MHC	22,694,715	224,166	14,616

All votes cast other than by the MHC	7,544,365	224,166	14,166

Item 5. Other Information

See “Corporate Structure and Stock Offering” in Item 2 of Part I on page 14 of this report.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, note 5 on pages 10 and 11 herein.

Exhibit 99

Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley act of 2002.  This exhibit is filed as part of this report and is included on page 26 herein.

Reports on Form 8-K

There were no reports filed on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 8, 2002	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 8, 2002	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer