Form 10-Q
period 2002-09-30
BROOKLINE BANCORP INC
filed 2002-11-15
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common stock, $0.01 par value - 58,576,222 shares outstanding as of November 12, 2002.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and due from banks	$13,055	$13,283
Short-term investments	353,800	69,432
Securities available for sale	254,834	163,425
Securities held to maturity (market value of $4,953 and $9,766, respectively)	4,887	9,558
Restricted equity securities	9,423	9,281
Loans, excluding money market loan participations	809,199	828,360
Money market loan participations	7,000	6,000
Allowance for loan losses	(15,156)	(15,301)
Net loans	801,043	819,059
Other investment	3,844	3,686
Accrued interest receivable	5,189	5,041
Bank premises and equipment, net	1,803	1,907
Deferred tax asset	3,071	4,581
Other assets	369	343
Total assets	$1,451,318	$1,099,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$632,531	$620,920
Borrowed funds	164,606	178,130
Mortgagors’ escrow accounts	4,638	4,367
Income taxes payable	4,859	3,079
Accrued expenses and other liabilities	7,138	7,655
Total liabilities	813,772	814,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares, and 5,000,000 shares authorized, respectively; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares and 45,000,000 shares authorized, respectively; 58,651,222 shares and 29,688,927 shares issued, respectively	587	297
Additional paid-in capital	448,734	141,021
Retained earnings, partially restricted	184,829	177,167
Accumulated other comprehensive income	8,949	6,720
Treasury stock, at cost - none and 2,921,378 shares, respectively	—	(33,813)
Unearned compensation - recognition and retention plan	(769)	(903)
Unallocated common stock held by ESOP - 877,296 shares and 422,992 shares, respectively	(4,784)	(5,044)
Total stockholders’ equity	637,546	285,445
Total liabilities and stockholders’ equity	$1,451,318	$1,099,596

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)
Interest income:
Loans, excluding money market loan participations	$14,215	$15,901	$43,046	$46,374
Money market loan participations	43	111	128	919
Debt securities	2,455	2,511	7,324	7,932
Marketable equity securities	109	153	378	530
Restricted equity securities	87	126	257	373
Short-term investments	1,723	257	2,537	1,678
Total interest income	18,632	19,059	53,670	57,806

Interest expense:
Deposits	3,946	5,694	12,113	18,843
Borrowed funds	2,675	2,503	7,946	6,707
Total interest expense	6,621	8,197	20,059	25,550

Net interest income	12,011	10,862	33,611	32,256
Provision (credit) for loan losses	(50)	275	(150)	934
Net interest income after provision (credit) for loan losses	12,061	10,587	33,761	31,322

Non-interest income:
Fees and charges	378	508	1,195	1,153
Gains on securities, net	302	871	1,537	3,178
Loss from pre-payment of FHLB advances	(282)	—	(282)	—
Swap agreement market valuation charge	(146)	(230)	(210)	(319)
Gain from termination of pension plan	—	—	—	3,667
Other income	121	123	439	310
Total non-interest income	373	1,272	2,679	7,989

Non-interest expense:
Compensation and employee benefits	2,147	2,242	6,361	6,927
Occupancy	304	295	866	872
Equipment and data processing	654	898	2,038	2,645
Advertising and marketing	187	238	523	1,008
Restructuring charge	—	—	—	3,912
Other	538	456	1,409	1,607
Total non-interest expense	3,830	4,129	11,197	16,971

Income before income taxes	8,604	7,730	25,243	22,340
Provision for income taxes	3,143	2,801	9,172	8,347

Net income	$5,461	$4,929	$16,071	$13,993

Weighted average common shares outstanding during the period:
Basic	57,583,175	58,564,606	57,523,780	58,692,209
Diluted	58,624,026	59,143,793	58,426,738	59,154,121

Earnings per common share:
Basic	$0.09	$0.08	$0.28	$0.24
Diluted	0.09	0.08	0.28	0.24

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)

Net income	$5,461	$4,929	$16,071	$13,993

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	(1,263)	337	5,111	3,240
Income tax (expense) benefit	438	(150)	(1,896)	(1,206)
Net unrealized holding gains (losses)	(825)	187	3,215	2,034

Less reclassification adjustment for gains (losses) included in net income:
Realized gains	302	871	1,537	3,178
Income tax expense	(108)	(314)	(551)	(1,214)
Net reclassification adjustment	194	557	986	1,964

Net other comprehensive gain (loss)	(1,019)	(370)	2,229	70

Comprehensive income	$4,442	$4,559	$18,300	$14,063

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2002 and 2001 (unaudited)

(Dollars in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders' equity

Balance at December 31, 2000	$296	$140,327	$165,210	$6,244	$(22,987)	$(1,070)	$(5,435)	$282,585

Net income	—	—	13,993	—	—	—	—	13,993

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	70	—	—	—	70

Common stock dividend of $0.30 per share (equivalent to $0.137 per share after reorganization in 2002)	—	—	(5,654)	—	—	—	—	(5,654)

Exercise of stock options (51,495 shares)	1	556	—	—	—	—	—	557

Treasury stock purchases (287,750 shares)	—	—	—	—	(4,044)	—	—	(4,044)

Compensation under recognition and retention plan	—	—	—	—	—	125	—	125

Common stock held by ESOP committed to be released (27,063 shares)	—	61	—	—	—	—	323	384

Balance at September 30, 2001	$297	$140,944	$173,549	$6,314	$(27,031)	$(945)	$(5,112)	$288,016

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,445

Net income	—	—	16,071	—	—	—	—	16,071

Unrealized gain on securities available forsale, net of reclassification adjustment	—	—	—	2,229	—	—	—	2,229

Exercise of stock options before reorganization (33,594 shares)	1	265	—	—	—	—	—	266

Merger of Brookline Bancorp, MHC pursuant to reorganization (15,420,350 shares)	(154)	8,611	—	—	—	—	—	8,457

Treasury stock retired pursuant to reorganization (2,921,378 shares)	(29)	(33,784)	—	—	33,813	—	—	—

Exchange of common stock pursuant to reorganization (11,380,793 shares exchanged for 24,888,478 shares)	135	(144)	—	—	—	—	—	(9)

Proceeds from stock offering, net of related expenses of $4,523, and issuance of 33,723,750 shares of common stock	337	332,377	—	—	—	—	—	332,714

Exercise of stock options after reorganization (38,994 shares)	—	160	—	—	—	—	—	160

Common stock dividend of $0.231 per share	—	—	(8,409)					(8,409)

Compensation under recognition and retention plan	—	—	—	—	—	134	—	134

Common stock held by ESOP committed to be released (47,772 shares)	—	228	—	—	—	—	260	488

Balance at September 30, 2002	$587	$448,734	$184,829	$8,949	$—	$(769)	$(4,784)	$637,546

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2002	2001
	(unaudited)

Cash flows from operating activities:
Net income	$16,071	$13,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(150)	934
Compensation under recognition and retention plan	134	125
Release of ESOP shares	488	384
Depreciation and amortization	405	891
Write-off of premises and equipment included in restructuring charge	—	1,549
Amortization, net of accretion, of securities premiums and discounts	860	191
Accretion of deferred loan origination fees and unearned discounts	(106)	(205)
Net gains from sales and repayment of securities	(1,537)	(3,673)
Write-down in carrying value of a debt security available for sale	—	495
Equity interest in earnings of other investment	(420)	(262)
Swap agreement market valuation charge	210	319
Deferred income taxes	165	(977)
(Increase) decrease in:
Accrued interest receivable	(148)	857
Other assets	(26)	114
Increase (decrease) in:
Income taxes payable	1,780	3,917
Accrued expenses and other liabilities	(727)	1,060
Net cash provided from operating activities	16,999	19,712

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	2,326	5,492
Proceeds from redemptions and maturities of securities available for sale	59,031	25,609
Proceeds from redemptions and maturities of securities held to maturity	4,725	33,298
Purchase of securities available for sale	(148,569)	(38,146)
Purchase of Federal Home Loan Bank of Boston stock	(142)	(2,042)
Net decrease (increase) in loans	15,907	(139,111)
Proceeds from sales of participations in loans	3,365	12,450
Purchase of bank premises and equipment	(301)	(678)
Distribution from other investment	262	—
Net cash used for investing activities	(63,396)	(103,128)

Cash flows from financing activities:
(Decrease) increase in demand deposits, NOW, savings and money market savings accounts	$(14,794)	$56,037
Increase (decrease) in certificates of deposit	26,405	(49,919)
Proceeds from Federal Home Loan Bank of Boston advances	4,000	56,200
Repayment of Federal Home Loan Bank of Boston advances	(7,524)	(13,359)
Prepayment of Federal Home Loan Bank of Boston advances	(10,000)	—
Increase in mortgagors’ escrow deposits	271	855
Exercise of stock options	426	557
Purchase of treasury stock	—	(4,044)
Net proceeds from stock offering subscription	332,714	—
Cash payment in lieu of fractional shares in reorganization exchange of shares	(9)	—
Payment of dividends on common stock	(8,409)	(5,654)
Transfer of net assets from Brookline Bancorp, MHC	8,457	—
Net cash provided from financing activities	331,537	40,673

Net increase (decrease) in cash and cash equivalents	285,140	(42,743)
Cash and cash equivalents at beginning of period	88,715	108,625
Cash and cash equivalents at end of period	$373,855	$65,882

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$20,077	$25,284
Income taxes	6,907	5,145

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine months ended September 30, 2002 and 2001

(unaudited)

(1)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Plan of Conversion and Reorganization was approved by the stockholders of the Company and the depositors of Brookline on June 27, 2002 and by the OTS on July 8, 2002. The reorganization and stock offering were completed on July 9, 2002. As of that date, the 15,420,350 shares owned by the MHC were retired and the Company sold 33,723,750 shares of common stock for $10.00 per share. After taking into consideration related expenses of $4,523, net proceeds from the stock offering amounted to $332,714. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share, resulting in 58,612,228 total new shares outstanding. Cash was paid in lieu of fractional shares.

Upon completion of the conversion and stock offering, (a) Brookline Bancorp Inc. changed from a federally-chartered holding company to a new Delaware holding company and (b) the MHC ceased to exist and its net assets of $8,457 were transferred into Brookline.

The conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the conversion.

(3)                                 Lighthouse Bank (Dollars in Thousands)

On April 12, 2000, the Company received regulatory approval for Lighthouse to commence operations as New England’s first-chartered internet-only bank. In April 2001, the Company decided to pursue the sale of Lighthouse to a third party or to merge it into Brookline. That decision was reached after determining the amount of additional operating losses Lighthouse would likely incur before achieving satisfactory profitability. On July 17, 2001, Lighthouse was merged into Brookline. A summary of Lighthouse operating expenses through July 17, 2001, the date of its merger into Brookline, is as follows:

	July 1, 2001 through July 17, 2001	January 1, 2001 through July 17, 2001

Compensation and benefits	$93	$1,231
Occupancy	12	110
Equipment and data processing	100	1,088
Advertising and marketing	16	474
Other	27	327
	$248	$3,230

Certain operating expenses associated with servicing former Lighthouse customers, including employee stay bonuses, were incurred through the third quarter of 2001. As of September 17, 2001, Lighthouse customers’ accounts were transferred to Brookline’s systems and records. In contemplation of the merger of Lighthouse into Brookline, a pre-tax restructuring charge of $3,912 was recorded in the second quarter of 2001 to provide for merger-related expenses. In the fourth quarter of 2001, $15 was provided for additional restructuring charges. Estimated expenses included in the restructuring charge and actual expenses incurred through September 30, 2002 were as follows:

	Actual expenses	Estimated expenses

Personnel severance payments	$1,222	$1,247
Vendor contract terminations	686	634
Occupancy rent obligations	190	319
Write-off of equipment and software	1,549	1,551
Other miscellaneous items	192	176
	$3,839	$3,927

At September 30, 2002, $88 is included in accrued expenses and other liabilities for the remainder of restructuring charges to be paid in 2002.

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

	Brookline	Lighthouse*	All other	Consolidation adjustments	Consolidated
At or for the three months ended September 30, 2001
Interest income	$18,334	$224	$4,676	$(4,175)	$19,059
Interest expense	8,287	100	—	(190)	8,197
Provision for loan losses	275	—	—	—	275
Securities gains	511	—	360	—	871
Other non-interest income	308	8	117	(32)	401
Other non-interest expense	3,840	248	41	—	4,129
Income tax expense (benefit)	2,411	(41)	431	—	2,801
Net income (loss)	4,340	(75)	4,681	(4,017)	4,929

Total loans, excluding money market loan participations	$843,294	$—	$—	$—	$843,294
Total deposits	621,436	—	—	(6,697)	614,739
Total assets	1,054,577	—	299,263	(257,149)	1,096,691

* Operating results are for the period from July 1 through July 17, 2001.

	Brookline	Lighthouse*	All other	Consolidation adjustments	Consolidated
For the nine months ended September 30, 2001
Interest income	$53,866	$2,798	$11,253	$(10,111)	$57,806
Interest expense	24,934	1,577	—	(961)	25,550
Provision for loan losses	860	74	—	—	934
Securities gains (losses)	3,313	183	(135)	(183)	3,178
Pension plan gain	3,667	—	—	—	3,667
Other non-interest income	917	61	262	(96)	1,144
Restructuring charge	—	(3,912)	—	—	3,912
Other non-interest expense	9,530	3,230	299	—	13,059
Income tax expense (benefit)	9,962	(2,279)	728	(64)	8,347
Net income (loss)	16,477	(3,472)	10,353	(9,365)	13,993

* Operating results are for the period from January 1 through July 17, 2001.

(5)                                 Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the periods presented. Diluted earnings per share gives effect to all dilutive potential shares resulting from options that were outstanding during the periods presented. Per share amounts related to periods prior to the date of completion of the conversion (July 9, 2002) have been restated to give retroactive recognition to the exchange ratio applied in the conversion.

The components of basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 are as follows:

	Net income		Weighted average shares		Net income per share
Three months ended September 30,	2002	2001	2002	2001	2002	2001
	(In thousands)

Basic	$5,461	$4,929	57,583,175	58,564,606	$0.09	$0.08
Effect of dilutive stock options	—	—	1,040,851	579,187	—	—
Dilutive	$5,461	$4,929	58,624,026	59,143,793	$0.09	$0.08

	Net income		Weighted average shares		Net income per share
Nine months ended September 30,	2002	2001	2002	2001	2002	2001
	(In thousands)

Basic	$16,071	$13,993	57,523,780	58,692,209	$0.28	$0.24
Effect of dilutive stock options	—	—	902,958	461,912	—	—
Dilutive	$16,071	$13,993	58,426,738	59,154,121	$0.28	$0.24

(6)                                 Accumulated Other Comprehensive Income (Dollars in Thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 2002 and December 31, 2001, such taxes amounted to $5,185 and $3,839, respectively.

(7)                                 Commitments and Swap Agreement (Dollars in Thousands)

At September 30, 2002, the Company had outstanding commitments to originate loans of $52,000, $34,986 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $22,245, $13,297 of which were equity lines of credit.

The Bank entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Bank pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Bank entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months and nine months ended September 30, 2002 and 2001 was $51, $13, $101 and $39, respectively.

Effective January 1, 2001, the Company adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”. That Statement requires the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company’s interest-rate swap agreement did not meet the criteria to designate it as a hedging instrument. Accordingly, changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. The pre-tax unrealized loss of $20 in the swap agreement as of January 1, 2001 was not accounted for as the effect of a change in accounting principle due to immateriality. Instead, that amount was included in the pre-tax charge to earnings of $142 for the three months ended March 31, 2001 resulting from accounting for the swap agreement on a fair value basis. For the three months ended September 30, 2002 and 2001, $146 and $230, respectively, were charged to pre-tax earnings and for the nine months ended September 30, 2002 and 2001, $210 and $319, respectively, were charged to pre-tax earnings.

(8)                                 Dividend Declaration

On October 31, 2002, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of October 31, 2002 and payable on November 15, 2002.

(9)                                 1999 Stock Option Plan and 1999 Recognition and Retention Plan (Dollars in Thousands Except Per Share Amounts)

Under the Company’s 1999 Stock Option Plan (the “Stock Option Plan”), 1,367,465 shares of the Company’s common stock were reserved for issuance to officers, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. On April 19, 1999, 1,265,500 options were awarded to officers and non-employee directors of the Company at an exercise price of $10.8125 per share, the fair market value of the common stock of the Company on that date. Options awarded vest over periods ranging from less than six months through five years. Activity under the Stock Option Plan for the nine months ended September 30, 2002 was as follows:

Options outstanding at January 1, 2002 at $10.8125 per share	1,183,005
Options granted at $16.95 per share	20,000
Reload options granted at $16.44 per share	17,500
Options exercised at $10.8125 per share	(51,094)
Options forfeited at $16.95 per share	(20,000)
Options outstanding at July 9, 2002	1,149,411

Options outstanding after exchange on July 9, 2002 (old options times 2.186964)	2,513,720

Options exercised at $4.944 per share (original option price of $10.8125 divided by 2.186964)	(44,387)

Reload options granted at $11.00 per share	5,393
Options outstanding at September 30, 2002	2,474,726

Exercisable at September 30, 2002:
at $4.944 per share	1,967,425
at $7.517 per share	38,272
at $11.00 per share	5,393
2,011,090

Under the 1999 Recognition and Retention Plan (the “RRP”), 546,986 shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the RRP. On April 19, 1999, 546,500 shares (1,195,175 shares after consideration of the conversion on July 9, 2002) were awarded to officers and non-employee directors of the Company. As of September 30, 2002, 1,007,232 shares had vested and 17,644 shares had been forfeited. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $10.8125 per share ($4.944 after consideration of the conversion). Expense for the nine months ended September 30, 2002 and 2001 was $121 and $125, respectively.

(10)                          Employee Stock Ownership Plan (Dollars in Thousands)

Brookline has an employee stock ownership plan (the “ESOP”). All Brookline employees meeting age and service requirements are eligible to participate in the ESOP. The ESOP purchased in the open market all of the 546,986 shares (1,196,238 shares after consideration of the conversion on July 9, 2002) it was authorized to purchase at an aggregate cost of $6,598. The purchase of the shares was financed by a loan from the Company that is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from Brookline and dividends on unallocated shares of Company stock held by the ESOP, subject to IRS limitations.

For the nine months ended September 30, 2002 and 2001, compensation and employee benefits expense was charged $489 and $383 based on the commitment to release 47,772 shares and 59,186 shares (after consideration of the conversion), respectively, to eligible employees.

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

Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees up to the limit established by law. The total amounts charged to earnings related to the new pension plan for the nine months ended September 30, 2002 and 2001 were $172 and $201, respectively.

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

(13)                          Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. Among other matters, this Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Under FASB Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in  Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Debt extinguishment used as part of an entity’s risk management strategy represents one example of debt extinguishment that does not meet the criteria for classification as an extraordinary item under APB Opinion No. 30. Since the debt extinguishment that took place in the third quarter of 2002 was done as part of the Company’s risk management strategy, the loss resulting from such debt extinguishment was accounted for as an operating loss instead of as an extraordinary item, in accordance with the provisions of SFAS No. 145.

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

Corporate Structure and Stock Offering

As more fully explained in note 2 of the notes to the unaudited consolidated financial statements on page 8 herein, Brookline Bancorp, MHC (the “MHC”), Brookline Bancorp, Inc. (the “Company”) and Brookline Savings Bank (“Brookline”) completed a Plan of Conversion and Reorganization (the “Plan”) on July 9, 2002. As part of the Plan, shares of common stock representing the MHC’s ownership in the Company were sold to investors in a stock offering of 33,723,750 shares at a price of $10.00 per share. Net proceeds of the stock offering were $332.7 million. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share, resulting in 58,612,228 total new shares outstanding. Cash was paid in lieu of fractional shares. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the conversion.

Upon completion of the Plan, (a) the Company was transformed into a holding company incorporated in Delaware and (b) the MHC ceased to exist and its net assets of $8.5 million were transferred into Brookline.

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

As part of the approval of the charter conversions, the OTS requires that the Company comply satisfactorily with several conditions, the most notable of which is that Brookline and its subsidiaries must divest themselves of their investment in marketable equity securities without material loss at the earliest possible date, but in any event no later than July 17, 2003. The divestiture can be accomplished by sale of the equity securities or their transfer to the Company or its subsidiary. At September 30, 2002, Brookline and its subsidiaries owned equity securities with a market value of $4.0 million.

As a federally-chartered institution, Brookline will be required to meet a qualified thrift lender test. Under that test, an institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets minus goodwill and other intangible assets, office property and specified liquid assets up to 20% of total assets) in certain “qualified thrift investments” (primarily loans to purchase, refinance, construct, improve or repair domestic residential housing, home equity loans, securities backed by or representing an interest in mortgages on domestic residential housing, and Federal Home Loan Bank stock) in at least nine months out of each twelve month period. A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. The OTS has granted Brookline an exception from the qualified thrift lender test through July 17, 2002. Brookline’s qualified thrift investment ratio was 68.7% at September 30, 2002. Brookline’s ratios at July 31, 2002 and August 31, 2002 also exceeded 65.0%.

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

Indirect Automobile Finance Business

On October 17, 2002, the Company announced that it plans to enter the indirect automobile finance business. The business will be managed by a new senior officer who joined the Company recently and whose prior experience included management responsibility for an indirect automobile lending portfolio of approximately $1 billion at a commercial bank in Massachusetts that was acquired by another financial institution.

The Company will commence this new business initiative in the first quarter of 2003. It is projected that loan originations will be in the range of $30 million to $50 million and that earnings will be reduced by around $0.01 per share in 2003. The business is expected to operate on a profitable basis in the second half of 2004 when annual originations reach a level of approximately $100 million per year. The Company recognizes that the success of this business will depend on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. Currently, the automobile industry is less robust than it has been for the past few years and economic uncertainties exist regarding the ability of consumers to maintain and service their debt levels. Depending on economic conditions, the level of loan originations and operating results actually achieved in 2003 and 2004 could differ significantly from the projections stated in this paragraph.

For regulatory purposes, the Company’s contemplated loan portfolio is not expected to be classified as “subprime lending.” “Subprime lending” refers to a lending program that targets subprime borrowers. Institutions engaged in subprime lending generally have knowingly and purposely focused on subprime lending through planned business strategies, tailored products and explicit borrower targeting. The Company expects to generally target borrowers who pose no greater risk of default than traditional retail banking customers. It is contemplated, however, that the Company’s underwriting policies will allow discretionary exceptions whereby credit might be extended to some borrowers who exhibit certain of the credit risk characteristics of a subprime borrower. Policy limits will be established regarding such loan originations and reports will be generated to monitor the performance of such loans.

Repurchase of Company Common Stock

Pursuant to new regulations of the Office of Thrift Supervision, the Company can repurchase shares of its stock equal to remaining unvested shares awarded under the Company’s 1999 Recognition and Retention Plan. The amount of such shares is 170,299 shares. Accordingly, on October 17, 2002, the Board of Directors authorized management to purchase shares of the Company’s stock in that amount at their discretion.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets were $1.45 billion at September 30, 2002 compared to $1.10 billion at December 31, 2001. The increase was attributable primarily to receipt of the net proceeds of $332.7 million from the stock offering and the transfer of the net assets of the MHC ($8.5 million) into the Company on July 9, 2002.

Upon completion of the stock offering, the net proceeds were placed in investments with very short maturities. For the past several months, yields offered on quality investments have been declining. That trend is expected to continue for the immediate future in light of the decision of the Federal Reserve on November 6, 2002 to reduce the federal funds rate by 50 basis points to 1.25%. In light of the declining trend in interest rates and uncertainty about the future direction of interest rates, the Company has concentrated its investment purchases primarily in short-term investments and high quality investments (collateralized mortgage obligations and U.S. Agency obligations) with maturities in the two to three year range. The Company believes that, at this time, the purchase of higher-yielding fixed rate investments with longer maturities would not be prudent. While short-term earnings would be enhanced by purchasing investments with longer maturities, longer-term earnings would suffer if interest rates were to rise from current levels. At September 30, 2002, short-term investments and securities available for sale were $353.8 million and $254.8 million, respectively, compared to $69.4 million and $163.4 million, respectively, at December 31, 2001.

The unrealized gain on securities available for sale increased from $10.6 million ($6.7 million on an after-tax basis) at December 31, 2001 to $14.1 million ($8.9 million on an after-tax basis) at September 30, 2002. Much of the increase was attributable to the Company’s ownership of shares of Medford Bancorp, Inc., a Massachusetts bank that was acquired by another bank in a cash transaction that closed on October 15, 2002. As a result, the Company will realize a gain of $6.7 million ($4.3 million on an after-tax basis) in the fourth quarter of 2002.

Loans outstanding (excluding money market loan participations) declined from $828.4 million at December 31, 2001 to $819.0 million at June 30, 2002 and $809.2 million at September 30, 2002. The declines were caused primarily by (a) the pay-off of a $10.0 million commercial loan which the Company elected not to renew in the second quarter because of the low rate associated with the loan and (b) higher than normal loan prepayments due to the ever-declining interest rate environment throughout 2002.

Total deposits were $632.5 million at September 30, 2002 compared to $620.9 million at December 31, 2001, an increase of $11.6 million, or 1.9%. Growth was relatively modest as a result of the withdrawal of $29.3 million from deposit accounts upon completion of the stock offering on July 9, 2002.

Total stockholders’ equity increased from $285.4 million at December 31, 2001 to $637.5 million at September 30, 2002 primarily as a result of the completion of the stock offering and reorganization described in note 2 of the notes to consolidated financial statements on pages 8 and 9 herein. Net earnings and cash dividends paid to stockholders during the nine months ended September 30, 2002 were $16.1 million and $8.4 million, respectively.

Non-Performing Assets and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets and the allowance for loan losses:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)

Non-accrual loans	$1	$140
Defaulted corporate debt security	—	1,440
Total non-performing assets	$1	$1,580

Allowance for loan losses	$15,156	$15,301

Allowance for loan losses as a percent of total loans	1.86%	1.83%
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.87%	1.85%
Non-accrual loans as a percent of total loans	—	0.01%
Non-performing assets as a percent of total assets	—	0.14%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans”, although the two categories tend to overlap. Impaired loans (excluding non-accrual loans) amounted to $52,000 at September 30, 2002 and $105,000 at December 31, 2001. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the nine months ended September 30, 2002 and 2001, recoveries of loans previously charged off amounted to $28,000 and $12,000, respectively, and loan charge-offs were $23,000 and none, respectively. The Company decreased its allowance for loan losses by crediting $150,000 to earnings in the nine months ended September 30, 2002 and increased its allowance for loan losses by charging $934,000 to earnings in the nine months ended September 30, 2001. The credit to earnings in the 2002 nine month period was attributable to the $18.2 million decline in loans outstanding and net loan recoveries during that time. The charge to earnings in the 2001 nine month period was attributable to $126.7 million of growth in loans outstanding during that time (exclusive of money market loan participations). Over 50% of that growth was in residential mortgage loans. While management believes, that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

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

Fourth Quarter 2002 Prepayments of Federal Home Loan Bank Borrowings

As part of its management of interest rate risk and in light of the current low rates available on investment securities, the Company prepaid in the third quarter of 2002 $10.0 million of funds borrowed from the Federal Home Loan Bank (“FHLB”) scheduled to mature on June 2, 2003 and bearing an annual interest rate of 5.87%. The penalty for prepaying this borrowing was $282,000. In October 2002, the Company prepaid $62.0 million of borrowings from the FHLB and re-borrowed $62.0 million from the FHLB. The average annual interest rate and the weighted average life to maturity on the prepaid borrowings were 6.62% and 2.88 years, respectively. The average annual interest rate and the weighted average life to maturity on the new borrowed funds were 3.28% and 3.44 years, respectively. After the announcement on November 6, 2002 of a 50 basis point reduction in the federal funds rate by the Federal Reserve, the Company decided to prepay an additional $35 million of borrowings from the FHLB. The average annual interest rate and weighted average life to maturity on such prepaid borrowings were 5.21% and 1.09 years, respectively. The aggregate penalties in the fourth quarter of 2002 from prepayment of the $97.0 million in funds borrowed from the FHLB were $7.5 million ($4.4 million on an after-tax basis). Such expense offset the gain realized in October 2002 resulting from the disposition of the Medford Bancorp, Inc. stock owned by the Company. Interest expense will decline by $3.7 million in 2003, $2.1 million in 2004 and by much lesser amounts in 2005 and thereafter as a result of completion of the transactions described in this paragraph. Additionally, interest income will decline by amounts that otherwise would have been earned if funds had not been used to prepay FHLB borrowings.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

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

Net income was $5.5 million, or $0.09 per share, for the three months ended September 30, 2002 compared to $4.9 million, or $0.08 per share, for the three months ended September 30, 2001. Basic and diluted earnings per share were the same in each of the quarterly periods. The 2002 and 2001 quarters included securities gains of $302,000 ($194,000 on an after-tax basis) and $871,000 ($557,000 on an after-tax basis), respectively. The 2002 quarter also included a loss of $282,000 ($164,000 on an after-tax basis) resulting from prepayment of a $10.0 million borrowing from the Federal Home Loan Bank (“FHLB”).

The improvement in quarterly earnings resulted primarily from investment of the $332.7 million of net proceeds realized upon completion of the Company’s stock offering and reorganization from a mutual holding company structure on July 9, 2002.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the three months ended September 30, 2002 and 2001. The average yields and costs were derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Three months ended September 30,
	2002			2001
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$398,330	$1,723	1.72%	$28,115	$257	3.63%
Debt securities (2)	209,806	2,455	4.68	164,750	2,511	6.10
Equity securities (2)	32,873	235	2.86	30,592	335	4.38
Mortgage loans (3)	788,275	13,806	7.01	803,307	15,370	7.65
Money market loan participations	9,242	44	1.89	11,852	111	3.75
Other commercial loans (3)	20,819	340	6.53	27,793	454	6.53
Consumer loans (3)	3,273	69	8.43	3,171	77	9.71
Total interest-earning assets	1,462,618	18,672	5.11	1,069,580	19,115	7.15
Allowance for loan losses	(15,214)			(15,070)
Non-interest earning assets	26,602			30,655
Total assets	$1,474,006			$1,085,165

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$72,980	$55	0.30%	$69,862	$229	1.30%
Savings accounts (4)	14,414	33	0.91	12,810	58	1.80
Money market savings accounts	244,975	1,116	1.81	251,854	2,092	3.30
Certificate of deposit accounts	285,783	2,654	3.68	262,284	3,315	5.02
Total deposits	618,152	3,858	2.48	596,810	5,694	3.79
Borrowed funds	178,057	2,675	5.88	163,802	2,503	6.06
Total deposits and borrowed funds	796,209	6,533	3.26	760,612	8,197	4.28
Stock offering proceeds	34,269	88	1.02	—	—	—
Total interest bearing liabilities	830,478	6,621	3.16	760,612	8,197	4.28
Non-interest-bearing demand checking accounts	18,267			18,382
Other liabilities	19,800			16,974
Total liabilities	868,545			795,968
Stockholders’ equity	605,461			289,197
Total liabilities and stockholders’ equity	$1,474,006			$1,085,165
Net interest income (tax equivalent basis)/interest rate spread (5)		12,051	1.95%		10,918	2.87%
Less adjustment of tax exempt income		40			56
Net interest income		$12,011			$10,862
Net interest margin (6)			3.30%			4.08%

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

(4)                                  Savings accounts include mortgagors’ escrow accounts.

(5)                                  Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)                                  Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $393.0 million, or 36.7%, higher in the 2002 third quarter than in the 2001 third quarter. The growth was funded primarily by the net proceeds from the stock offering and increases in the average balances of deposits and borrowings of $21.3 million (3.6%) and $14.3 million (8.7%), respectively. Most of the funds from the stock offering were placed in short-term investments. The average balance of such investments was $398.3 million in the 2002 quarter compared to $28.1 million in the 2001 quarter. Over the next several months, the Company intends to transfer funds out of short-term investments into higher yielding investment securities with maturities primarily in the two to three year range. The timing of the transfers will depend on future changes in the interest rate environment. The Company also expects to fund loan growth from the net proceeds of the stock offering.

Interest Rate Spread. Interest rate spread is the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Interest rates are influenced by the actions of the Federal Reserve in establishing the benchmark federal funds rate for overnight borrowings between banks. The federal funds rate was increased by 75 basis points (three-quarters of one percent) from the end of June 1999 through November 1999 and 100 basis points from February 2000 through May 2000. In 2001, the federal funds rate was cut eleven times for an aggregate reduction of 150 basis points in the first quarter, 125 basis points in the second quarter, 75 basis points in the third quarter and 125 basis points in the fourth quarter. The 2001 reductions were the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the last cut in December 2001 resulted in the lowest rate (1.75%) in forty years. On November 6, 2002, the rate was cut by another 50 basis points to 1.25%. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company’s loans, investments, deposits and borrowed funds.

Interest rate spread declined from 2.87% in the 2001 quarter to 1.95% in the 2002 quarter due primarily to placement of the net proceeds from the stock offering in low yielding short-term investments and other investment securities. The reductions in the federal funds rate described in the preceding paragraph have had a significant adverse effect on the Company’s interest rate spread and net interest income. While interest rate spread and net interest income will continue to be affected adversely until the federal funds rate rises, the prepayment of FHLB borrowings in the fourth quarter of 2002 described on pages 16 and 17 herein will cause interest rate spread and net interest income to improve.

Net Interest Margin. Net interest margin, which represents net interest income (on a tax equivalent basis) divided by average interest-earning assets, declined from 4.08% in the 2001 quarter to 3.30% in the 2002 quarter. The decline was attributable to the factors described above in the interest rate spread section.

Since a significant part of the Company’s assets are funded by stockholders’ equity for which there is no interest cost, a decline in asset yield of the magnitude experienced over the past two years has had a substantial negative effect on net interest income and net interest margin. Average stockholders’ equity as a percent of total interest-earning assets was 41.3% in the 2002 quarter and 27.0% in the 2001 quarter.

Interest Income

Total interest income was $18.6 million in the 2002 quarter compared to $19.1 million in the 2001 quarter, a decline of $427,000, or 2.2%. The additional income resulting from growth in the average amount of interest-earning assets ($393.0 million, or 36.7%) was more than offset by the reduction in income resulting from the decline in overall asset yield from 7.15% in the 2001 quarter to 5.11% in the 2002 quarter.

Interest income on loans, excluding money market loan participations, was $14.2 million in the 2002 quarter compared to $15.9 million in the 2001 quarter, a decline of $1.7 million, or 10.6%. The decline resulted from a $21.9 million (2.6%) reduction in average loans outstanding between the two quarters and a reduction in the average yield earned on loans from 7.62% in the 2001 quarter to 7.00% in the 2002 quarter.

While the average balance of short-term investments rose significantly from $28.1 million in the 2001 quarter to $398.3 million in the 2002 quarter, interest income increased to a lesser extent from $257,000 to $1.7 million for the respective quarters. Yields earned were 3.63% in the 2001 quarter and 1.72% in the 2002 quarter. The yield reduction was attributable to the actions of the Federal Reserve mentioned above in the interest rate spread section.

Yields earned on money market loan participations declined from 3.75% in the 2001 quarter to 1.89% in the 2002 quarter due to the same reason cited above for short-term investments.

Interest income on debt securities remained about the same in the 2002 and 2001 quarters despite an increase in the average balances invested from $164.8 million in the 2001 quarter to $209.8 million in the 2002 quarter. The yield earned on those balances declined from 6.10% to 4.68%.

Interest Expense

Interest expense on deposits (excluding stock offering proceeds) was $3.9 million in the 2002 quarter, a 32.2% decrease from the $5.7 million expended in the 2001 quarter. The increase in expense resulting from higher average deposit balances ($618.2 million compared to $596.8 million) was more than offset by the effect of the lower average rate paid on those deposits (2.48% compared to 3.79%).

Average borrowings from the FHLB increased from $163.8 million in the 2001 quarter to $178.1 million in the 2002 quarter and the average rates paid on those balances were 6.06% and 5.88%, respectively.

Provision (Credit) for Loan Losses

A credit of $50,000 was taken to earnings in the 2002 quarter because of a $10.2 million decline in loans outstanding during the quarter and the continuation of minimal problem loans. A provision of $275,000 was recorded in the 2001 quarter due to $26.2 million of growth in the loan portfolio during the quarter.

Non-Interest Income

Fees and charges decreased from $508,000 in the 2001 quarter to $378,000 in the 2002 quarter primarily as a result of a reduction in fees from loan prepayments ($226,000 to $126,000). Other income was comprised primarily of the Company’s equity interest in the earnings of a specialty financing company.

Gains on sales of equity securities available for sale were $302,000 in the 2002 quarter and $871,000 in the 2001 quarter. In the 2002 quarter, the Company prepaid a $10.0 million borrowing from the FHLB scheduled to mature on June 2, 2003 and bearing an annual interest rate of 5.87%. The penalty for prepaying the borrowing was $282,000.

The Company accounts for its outstanding swap agreement on a fair value basis. As a result, earnings were charged $146,000 in the 2002 quarter and $230,000 in the 2001 quarter.

Non-Interest Expense

Total non-interest expense declined from $4.1 million in the 2001 quarter to $3.8 million in the 2002 quarter. As explained in notes 3 and 4 of the notes to the unaudited consolidated financial statements on pages 9 and 10 herein, Lighthouse was merged into Brookline on July 17, 2001. From that date, expenses related to the continued servicing of former Lighthouse accounts were charged to Brookline. The total of Lighthouse-related expenses charged to Lighthouse and Brookline during the third quarter of 2001 amounted to $1.1 million. Excluding the Lighthouse-related expenses, total non-interest expense was $3.1 million in the 2001 quarter, or $763,000 less than in the 2002 quarter. The 2002 quarter included expenses for personnel who continued to operate a call center previously established by Lighthouse and data processing costs for the servicing of Lighthouse loan and deposit accounts that were merged into Brookline. In addition, expenses in 2002 were higher because of increased staffing at branches and operations, higher occupancy costs due to lease extensions and new premises, and a Delaware franchise tax resulting from the reorganization.

Income Taxes

The effective rate of income taxes was 36.5% in the 2002 quarter compared to 36.2% in the 2001 quarter. The slight increase was attributable to the application of varying state income tax rates to the earnings of the Company’s subsidiaries.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

General

Net income was $16.1 million, or $0.28 per share, for the nine months ended September 30, 2002 compared to $14.0 million, or $0.24 per share, for the nine months ended September 30, 2001. Basic and diluted earnings per share were the same in each of the nine month periods. The 2002 and 2001 periods included securities gains of $1.5 million ($986,000 on an after-tax basis, or $0.02 per share) and $3.2 million ($2.0 million on an after-tax basis, or $0.04 per share), respectively. The 2001 period also included an after-tax operating loss of $1.6 million ($0.03 per share) related to the activities of Lighthouse, a gain of $3.7 million ($1.9 million on an after-tax basis, or $0.03 per share) from termination of Brookline’s defined benefit pension plan and a restructuring charge of $3.9 million ($2.3 million on an after-tax basis, or $0.04 per share) related to the merger of Lighthouse into Brookline.

Average Balance Sheets and Interest Rates

The following table sets forth the information relating to the Company for the nine months ended September 30, 2002 and 2001. Average balances were derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Nine months ended September 30,
	2002			2001
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$196,977	$2,536	1.72%	$44,570	$1,678	5.02%
Debt securities(2)	188,914	7,324	5.17	170,141	7,932	6.22
Equity securities(2)	29,719	774	3.47	30,652	1,096	4.76
Mortgage loans(3)	790,045	41,697	7.04	752,152	44,680	7.92
Money market loan participations	9,037	128	1.89	23,009	919	5.33
Other commercial loans(3)	26,828	1,137	5.65	27,015	1,475	7.28
Consumer loans(3)	3,207	212	8.81	2,897	219	10.08
Total interest-earning assets	1,244,727	53,808	5.76	1,050,436	57,999	7.36
Allowance for loan losses	(15,264)			(14,708)
Non-interest earning assets	29,686			29,501
Total assets	$1,259,149			$1,065,229

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$73,882	$237	0.43%	$68,233	$695	1.36%
Savings accounts(4)	14,448	115	1.06	12,309	178	1.93
Money market savings accounts	256,957	3,563	1.85	235,222	6,292	3.57
Certificate of deposit accounts	275,134	7,988	3.87	284,178	11,678	5.48
Total deposits	620,421	11,903	2.56	599,942	18,843	4.19
Borrowed funds	178,688	7,946	5.93	145,563	6,707	6.14
Total deposits and borrowed funds	799,109	19,849	3.31	745,505	25,550	4.57
Stock offering proceeds	27,485	210	1.02	—	—	—
Total interest bearing liabilities	826,594	20,059	3.24	745,505	25,550	4.57
Non-interest-bearing demand checking accounts	18,187			17,667
Other liabilities	17,883			14,886
Total liabilities	862,664			778,058
Stockholders’ equity	396,485			287,171
Total liabilities and stockholders’ equity	$1,259,149			$1,065,229
Net interest income (tax equivalent basis)/interest rate spread(5)		33,749	2.52%		32,449	2.79%
Less adjustment of tax exempt income		138			193
Net interest income		$33,611			$32,256
Net interest margin(6)			3.62%			4.12%

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

(4)                                  Savings accounts include mortgagors’ escrow accounts.

(5)                                  Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)                                  Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $194.3 million, or 18.5%, higher in the 2002 period than in the 2001 period. Asset growth occurred primarily in short-term investments ($152.4 million) and in loans ($38.0 million). The growth was funded primarily by proceeds from the stock offering and increases in the average balances of deposits ($20.5 million) and borrowed funds ($33.1 million).

Interest rate spread declined from 2.79% in the 2001 period to 2.52% in the 2002 period and net interest margin declined from 4.12% to 3.62% in the same periods. The reasons for the changes are the same as those stated in the Interest Rate Spread and Net Interest Margin sections on page 19 herein.

Interest Income

Total interest income was $53.7 million in the 2002 period compared to $57.8 million in the 2001 period, a decline of $4.1 million, or 7.2%. The additional income resulting from the $194.3 million of growth in average earning assets was more than offset by the reduction in income resulting from the decline in overall asset yield from 7.36% in the 2001 period to 5.76% in the 2002 period.

Interest income on loans, excluding money market loan participations, declined $3.3 million, or 7.2%, between the two periods as the added revenue derived from growth of the loan portfolio ($38.0 million, or 4.9%) was more than offset by the effect of the reduction in the average yield on loans from 7.91% in the 2001 period to 7.00% in the 2002 period.

Changes in interest income on short-term investments, money market loan participations and debt securities between the 2002 and 2001 periods were basically for the same reasons cited in the Interest Income section on page 19 herein.

Interest Expense

Interest expense on deposits (excluding stock offering proceeds) was $11.9 million in the 2002 period, a 36.8% decrease from the $18.8 million expended in the 2001 period. The increase in expense from higher average deposit balances ($620.4 million compared to $599.9 million) was more than offset by the effect of the lower average rate paid on those deposits (2.56% compared to 4.19%).

Average borrowings from the FHLB increased from $145.6 million in the 2001 period to $178.7 million in the 2002 period. The average rates paid on those balances were 6.14% and 5.93%, respectively.

Provision (Credit) for Loan Losses

A credit of $150,000 was taken to earnings in the 2002 period compared to a provision of $934,000 charged to earnings in the 2001 period. The credit was due primarily to a $19.2 million decrease in loans outstanding (exclusive of money market loan participations) over the nine month period and the continuation of minimal problem loans during that time period. The provision in the 2001 period was attributable primarily to $126.7 million of growth in the loan portfolio during that nine month period. Over half of the growth was in residential mortgage loans and much of the remainder was in the higher risk categories of multi-family loans, commercial real estate loans and commercial loans.

Non-Interest Income

Fees and charges increased $42,000 to $1.2 million in the 2002 period. Increases in deposit service fees ($47,000) and loan prepayment fees ($73,000) were offset in part by lower fees from late loan payments ($25,000) and lower funds earned on float balances ($32,000). The increase in other income between the two periods was attributable to the Company’s equity interest in the earnings of a specialty financing company ($420,000 in the 2002 period compared to $262,000 in the 2001 period).

Gains on sales and repayment of securities available for sale were $1.5 million in the 2002 period and $3.2 million in the 2001 period. The 2001 period included a $495,000 charge to earnings to recognize an other than temporary impairment in the carrying value of a defaulted corporate bond. A gain of $495,000 was recorded in the 2002 period when the defaulted corporate bond was paid in full.

As a result of accounting for its outstanding swap agreement on a fair value basis, the Company charged earnings $210,000 in the 2002 period and $319,000 in the 2001 period.

A gain of $3.7 million was realized in the 2001 period from the termination of Brookline’s defined benefit pension plan. Brookline established a defined contribution plan so that, effective January 1, 2001, it contributes an amount equal to 5% of the compensation of eligible employees up to the limit established by law. (See note 11 of the notes to the unaudited consolidated financial statements on page 13 herein).

Non-Interest Expense

Non-interest expense declined from $17.0 million in the 2001 period to $11.2 million in the 2002 period. The 2001 period included $4.0 million of Lighthouse-related operating expenses charged to Lighthouse and Brookline and $3.9 million of restructuring charges related to Lighthouse (see note 3 of the notes to the unaudited consolidated financial statements on page 9 herein). Excluding the Lighthouse-related expenses, total non-interest expense was $2.2 million higher in the 2002 period than in the 2001 period. The increase was attributable primarily to the same reasons cited in the Non-Interest Expense section on page 20 herein.

Income Taxes

The effective rate of income taxes was 36.3% in the 2002 period and 37.4% in the 2001 period. The higher rate in 2001 was attributable primarily to the non-deductibility of a $585,000 excise tax paid to the federal government in connection with the termination of Brookline’s defined benefit pension plan.

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

At September 30, 2002, based on the new criteria described in the preceding paragraph, interest-earning assets maturing or repricing within one year amounted to $718.3 million and interest-bearing liabilities maturing or repricing within one year amounted to $391.0 million, resulting in a cumulative one year positive gap position of $327.3 million, or 22.6% of total assets. At December 31, 2001, the Company had a positive one year cumulative gap position of $26.1 million, or 2.4% of total assets, using the new criteria described above compared to a negative one year cumulative gap position of $133.7 million, or 12.2% of total assets, using the criteria previously applied. The significant change in the gap position at September 30, 2002 compared to December 31, 2001 resulted from placement of the proceeds of the recently completed stock offering in short-term investments.

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

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2002 amounted to $164.6 million. See pages 16 and 17 herein (“Fourth Quarter 2002 Prepayments of Federal Home Loan Bank Borrowings”) for information about prepayments of FHLB borrowings in the fourth quarter of 2002.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within ninety days. At September 30, 2002, such assets amounted to $378.9 million, or 26.1% of total assets.

At September 30, 2002, Brookline exceeded all regulatory capital requirements. At that date, its leverage capital was $414.1 million, or 33.6% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank’s supervisory rating.

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

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. This evaluation was made under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal control or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

The stock offering, which was completed on July 9, 2002, resulted in gross proceeds of $337.2 million. Expenses related to the offering were $4.5 million, including the expenses paid to Ryan Beck & Co., LLC described above. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were $332.7 million. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share. Cash was paid in lieu of fractional shares. Upon completion of the offering and the exchange of shares, 58,612,228 shares were outstanding. On July 10, 2002, the net assets of the MHC ($8.5 million) were transferred into Brookline.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

See “Corporate Structure and Stock Offering” in Item 2 of Part I on page 14 of this report.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, note 5 on pages 10 and 11 herein.

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is filed as part of this report and is included herein.

Reports on Form 8-K

There were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 14, 2002	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard P. Chapman, Jr., President and Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Brookline Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Richard P Chapman, Jr.
Date	Richard P. Chapman, Jr.
President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul R. Bechet, Chief Financial Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Brookline Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in  the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Paul R. Bechet
Date	Paul R. Bechet
Chief Financial Officer