Form 10-K
period 2002-12-31
BROOKLINE BANCORP INC
filed 2003-03-24
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  ☒    NO  ☐

The number of shares of common stock held by nonaffiliates of the registrant as of March 17, 2003 was 56,924,272 for an aggregate market value of $727,492,196. This excludes 865,364 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At March 17, 2003, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 58,924,935 and 57,789,636, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Sections of the Annual Report to Stockholders for the year ended December 31, 2002 (Part II and Part III)

2.  Proxy Statement for the Annual Meeting of Stockholders dated March 14, 2003 (Part I and Part III)

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

PART I

Item 1.           Business

General

Brookline Bancorp, Inc. (the “Company”) was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (“Brookline” or the “Bank”) upon completion of the reorganization of Brookline from a mutual savings bank into a mutual holding company structure. In January 2003, Brookline Savings Bank changed its name to Brookline Bank. Brookline was established as a savings bank in 1871. Brookline Bancorp, MHC (the “MHC”), a mutual holding company, owned 15,420,350 of the Company’s shares of outstanding common stock through July 9, 2002.

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

On July 9, 2002, the Boards of Directors of the MHC, the Company and Brookline completed a Plan of Conversion and Reorganization. As of that date, the 15,420,350 shares owned by the MHC were retired and the Company sold 33,723,750 shares of common stock for $10.00 per share. After taking into consideration related expenses of $4.5 million, net proceeds from the stock offering amounted to $332.7 million. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share, resulting in 58,612,228 total new shares outstanding. Cash was paid in lieu of fractional shares.

Upon completion of the Plan of Conversion and Reorganization, (a) Brookline Bancorp, Inc. became a Delaware corporation and the holding company parent of the Bank, (b) the MHC ceased to exist and (c) the net assets of the MHC, $8.5 million, were transferred into Brookline.

For more information about the Company’s corporate structure and stock offering, see pages 1 and 2 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference.

Market Area and Credit Risk Concentration

Brookline operates five full-service banking offices in the Town of Brookline, an urban/suburban community adjacent to the City of Boston, and a full service banking office in the city of Newton, a community adjacent to the Town of Brookline. A new office is scheduled to be opened in the spring of 2003 in West Roxbury, another community adjacent to the town of Brookline.

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

As described more fully on page 2 of the Management’ Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference, the Company has entered the indirect automobile finance business in the first quarter of 2003. Currently, the automobile industry is less robust than it has been for the past few years and uncertainties exist regarding the ability of consumers to maintain and service their debt levels. The success of this business initiative will depend on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, the Company’s contemplated loan portfolio is not expected to be classified as “subprime lending”. Most of the Company’s loans are expected to be originated through auto dealerships in Massachusetts. Ultimately, the Company’s market could be extended to auto dealerships in Rhode Island, Connecticut and New Hampshire.

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

Repayment of loans made by the Company, in particular multi-family and commercial real estate loans, generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Accordingly, the asset quality of the Company’s loan portfolio is greatly affected by the economy in the Company’s market area. During the past few years, the Massachusetts economy has been strong and interest rates have declined or remained at attractive levels. While these conditions, for the most part, have had a favorable impact on property values and the business of the Company and its borrowers, declining interest rates have prompted many borrowers to refinance existing loans and seek new loans at lower interest rates fixed for longer periods of time, thus causing pressure on the Company’s interest rate margin. During the late 1980s and early 1990s, a regional recession and a higher interest rate environment caused a significant decline in employment and in real estate values, ultimately resulting in the failure of many financial institutions in Massachusetts and New England.

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

Recent Development – Stock Repurchase Program

On March 6, 2003, the Company received non-objection from the Office of Thrift Supervision (“OTS”) to the Company’s repurchase of up to 5% or 2,937,532 shares of its common stock. The regulatory non-objection was necessary because the repurchase program will commence less than one year from the date of the Company’s reorganization and stock offering, which closed on July 8, 2002.

Management of the Company will use its discretion in determining the timing of the repurchases and the price at which repurchases will be made. The extent to which shares are repurchased will depend on a number of factors, including market trends and prices, economic conditions and the strength of the Company’s capital in relation to its activities.

Investment Securities

The investment policy of the Company is reviewed and approved by the Board of Directors on an annual basis. The current policy states that investments should generally be of high quality and credit risk should be limited through diversification. Investment decisions are made based on the safety of the investment, expected earnings in relation to investment risk, the liquidity needs of the Company, the interest rate risk profile of the Company, and economic and market trends.

Generally, debt securities must be rated “A” or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated “BBB” at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company’s investment portfolio that are not rated or rated “BBB” or lower are not to exceed 10.0% of stockholders’ equity, excluding unrealized gains on securities available for sale (“core capital”). At December 31, 2002, $653,000 of debt securities were rated “BBB” or lower, an amount equal to 0.1% of core capital.

With the exception of investment in debt securities issued by the U.S. Treasury or Government agencies, no more than $5.0 million of any debt security should mature beyond one year at the time of purchase, no investment of more than $3.0 million in any debt security can be made without the prior approval of the chief executive officer of the Company and no investment of over $8.0 million can be made without the prior approval of the Executive Committee of the Board of Directors. To maintain diversification in the portfolio, the aggregate carrying value of debt securities issued by one company (excluding short-term investments) must not exceed $15.0 million and the aggregate carrying value of debt securities issued by companies considered to be in the same industry (e.g. finance companies, gas and utility companies, etc.) must not exceed $75.0 million. The latter limit is allowed provided the aggregate value of investments rated less than “AA” does not exceed $50.0 million. At December 31, 2002, the aggregate carrying value of the largest holding of debt securities issued by one company was $2.1 million and the largest amount of debt securities issued by companies within the same industry was $4.3 million.

The Company also invests in mortgage related securities, especially collateralized mortgage obligations (“CMOs”). These securities are considered attractive investments because they (a) generate positive yields with minimal administrative expense, (b) impose minimal credit risk as a result of the guarantees usually provided, (c) can be utilized as collateral for borrowings, (d) generate cash flows useful for liquidity management and (e) are “qualified thrift investments” for purposes of the thrift lender test that the Company is obliged to meet for regulatory purposes.

Mortgage related securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the average interest rate on the underlying mortgages. Mortgage related securities purchased by the Company generally are comprised of a pool of single-family mortgages. The issuers of such securities are generally U.S. government agencies or government sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae who pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors. Occasionally, the Company purchases mortgage related securities that are not issued by U.S. government agencies or government sponsored enterprises. Such purchases are usually made for community reinvestment (“CRA”) purposes. Mortgage related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.

Investments in mortgage related securities generally do not entail significant credit risk. Such investments, however, are susceptible to significant interest rate and cash flow risks when actual cash flows from the investments differ from cash flows estimated at the time of purchase. Additionally, the market value of such securities can be affected adversely by market changes in interest rates. Prepayments that are faster than anticipated may shorten the life of a security and result in a loss of any premiums paid, thereby reducing the net yield earned on the security. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining interest rates, refinancing generally increases and accelerates the prepayment of underlying mortgages and the related security. Such an occurrence can also create reinvestment risk because of the unavailability of other investments with a comparable rate of return in relation to the nature and maturity of the alternative investment. Conversely, in a rising interest rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the higher market rates of interest.

CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as residual interest with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches”, or classes, whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage related securities, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received pro rata by all security holders (and hence, prepayment risk is shared), the cash flow from the mortgages or mortgage related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage related securities resulting from unexpected prepayment activity. Investment in CMOs involves a risk that actual prepayments will differ from those estimated in the pricing of a tranche of the security, which may result in adjustments to the net yield of the security. Additionally, the market value of such a security may be affected adversely by changes in market rates of interest. Management believes investment in CMOs can provide attractive alternatives to other investments due to the variety of maturity, repayment and interest rate options available.

An analysis is performed of the characteristics of a mortgage related security under consideration prior to its purchase. At a minimum, the analysis shows the expected change in the value of the security that would result from an immediate upward or downward parallel shift in the yield curve. Additionally, the analysis often includes a wider range of scenarios involving changes in interest rate volatility, changes in credit spreads and changes in prepayment speeds. The purchase of any mortgage related security with high price sensitivity (price decline of more than 10.0% under an adverse parallel change in interest rates) must be approved by the chief executive officer of the Company.

Generally, the Company has been purchasing the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 3.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. government agencies or government sponsored enterprises also require approval of the chief executive officer. It is the Company’s policy that aggregate unamortized premiums on all mortgage related securities in the Company’s portfolio must not exceed 3.0% of core capital. At December 31, 2002, aggregate unamortized premiums on all mortgage related securities in the portfolio amounted to $6.9 million, or 1.1% of core capital.

During the past three years, the Company has expanded its acquisition of CMOs because of their low credit risk and the attractiveness of their yields in relation to other high quality alternative investments with similar expected maturities. During much of that time, interest rates have been declining. Because of that trend and uncertainty about the future direction of interest rates, the Company has generally adhered to purchasing investments with maturities in the two to three year range with reasonably predictable cash flows. Investments in CMOs increased from 20.2% of the total investment portfolio at the beginning of 2000 to 71.4% at the end of 2002.

At December 31, 2002, the Company held $5.0 million of auction rate preferred stocks and $8.8 million of marketable equity securities, including net unrealized gains of $3.8 million. Auction rate preferred stocks are securities issued by national companies that generally are called after 49 days from the date of issuance or are offered in a new auction. Most of the other marketable equity securities include stocks of national, regional money center and community banks and utility companies. The Company’s policy limits the aggregate carrying value of marketable equity securities to no more than 25% of the Company’s core capital. At December 31, 2002, the actual carrying value of such securities equalled 2.2% of core capital. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2002		2001		2000
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government and Agency obligations.	$45,195	12.04%	$14,208	7.79%	$11,079	5.35%
Corporate obligations	25,133	6.70	58,904	32.32	93,673	45.26
Collateralized mortgage obligations	267,846	71.36	79,701	43.73	68,526	33.11
Mortgage-backed securities	13,898	3.70	2,983	1.64	2,388	1.16
Total debt securities	352,072	93.80	155,796	85.48	175,666	84.88
Auction rate preferred stock	5,000	1.33	—	—	3,500	1.98
Other marketable equity securities	8,838	2.36	17,187	9.43	20,642	9.69
Restricted equity securities	9,423	2.51	9,281	5.09	7,145	3.45
Total investment securities	$375,333	100.00%	$182,264	100.00%	$206,953	100.00%

Debt and equity securities available for sale	$361,049	96.19%	$163,425	89.66%	$149,361	72.17%
Debt securities held to maturity	4,861	1.30	9,558	5.25	50,447	24.38
Restricted equity securities	9,423	2.51	9,281	5.09	7,145	3.45
Total investment securities	$375,333	100.00%	$182,264	100.00%	$206,953	100.00%

The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated:

	At December 31,
	2002		2001		2000
	Amortized cost	Market value	Amortized cost	Market value	Amortized cost	Market value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$43,698	$45,195	$14,093	$14,208	$10,946	$11,079
Corporate obligations	21,079	21,382	49,073	50,640	44,467	44,704
Collateralized mortgage obligations	266,874	267,846	78,536	79,701	68,225	68,526
Mortgage-backed securities	12,707	12,788	1,662	1,689	890	910
Total debt securities	344,358	347,211	143,364	146,238	124,528	125,219
Auction rate preferred stock	5,000	5,000	—	—	3,500	3,500
Marketable equity securities	5,087	8,838	9,502	17,187	11,448	20,642
Total securities available for sale	354,445	361,049	152,866	163,425	139,476	149,361
Net unrealized gains on securities available for sale	6,604	—	10,559	—	9,885	—
Total securities available for sale, net	$361,049	$361,049	$163,425	$163,425	$149,361	$149,361

Securities held to maturity:
Corporate obligations	$3,751	$3,772	$8,264	$8,445	$48,969	$48,860
Mortgage-backed securities	1,110	1,172	1,294	1,321	1,478	1,477
Total securities held to maturity	$4,861	$4,944	$9,558	$9,766	$50,447	$50,337

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$9,049		$8,907		$6,771
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121
Total restricted equity securities	$9,423		$9,281		$7,145

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2002
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$45,195	3.94%	—	—	—	—	—	—	$45,195	3.94%
Corporate obligations	14,986	5.37	$1,543	4.51%	—	—	$4,853	6.07%	21,382	5.47
Collateralized mortgage obligations	16,828	4.26	241,522	3.24	$9,496	3.45%	—	—	267,846	3.31
Mortgage-backed securities	—	—	—	—	10,934	3.93	1,854	6.28	12,788	4.27
Total debt securities	77,009	4.29	243,065	3.25	20,430	3.71	6,707	6.13	347,211	3.56
Auction rate preferred stock									5,000	1.58
Other marketable equity securities(1)									8,838	2.79
Total securities available for sale									361,049	3.59
Securities held to maturity:
Corporate obligations	3,001	6.11	750	6.85	—	—	—	—	3,751	6.26
Mortgage-backed securities	—	—	70	7.37	285	8.97%	755	6.27	1,110	7.03
Total securities held to maturity	3,001	6.11	820	6.89	285	8.97	755	6.27	4,861	6.43
Restricted equity securities:
Federal Home Loan Bank of Boston stock									9,049	3.25
Massachusetts Savings Bank Life Insurance Company stock(1)									253	4.27
Other stock									121	—
Total restricted equity securities(1)									9,423	3.24
Total securities	$80,010	4.36%	$243,885	3.26%	$20,715	3.78%	$7,462	6.14%	$375,333	3.62%

(1)              The yields have been calculated on a tax equivalent basis.

Loans

The Company’s loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company’s primary lending area. Another component of the loan portfolio consists of participations in commercial loans to national companies and organizations originated and serviced primarily by money center banks. Generally, the participations mature between one day and three months and are viewed by the Company as an alternative short-term investment for liquidity management purposes rather than as traditional commercial loans. The Company also provides financing for construction and development projects, commercial lines of credit primarily to condominium associations, home equity and second mortgage loans, and other consumer loans.

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

Multi-family and commercial real estate mortgage lending are the Company’s most significant areas of lending activities. At December 31, 2002 and 2001, such loans represented 71.9% and 69.8%, respectively, of gross loans, exclusive of money market loan participations. The Company intends to continue to emphasize these types of loans depending on the demand for such loans and trends in the real estate market and the economy.

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

Since 1998, a stable and then declining interest rate environment prompted many multi-family and commercial real estate borrowers to exercise their options to convert loans from an adjustable-rate to a fixed-rate basis. Additionally, many new loans originated since 1998 have been priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. If interest rates increase during the fixed-rate phase of these loans, the Company’s net interest income will be negatively affected. Occasionally, the Company has partially funded loans originated on or converted to a fixed-rate basis by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans.

The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans are not maintained in the Company’s loan portfolio.

At December 31, 2002, construction and development loans amounted to $16.7 million, $2.6 million of which had not been advanced as of that date. The $16.7 million is comprised of $9.1 million pertaining to construction of multi-family properties, $2.3 million pertaining to construction of commercial properties, $2.3 million pertaining to construction of one-to-four family residential homes, $1.8 million pertaining to construction of condominiums and $1.2 million pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, Brookline also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, Brookline analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial loans amounted to $35.1 million at December 31, 2002 compared to $42.6 million at December 31, 2001. At December 31, 2001, the portfolio included a $10.0 million loan participation maturing on June 14, 2002 which Brookline opted not to renew because of its low yield. Loans to condominium associations amounted to $30.4 million at December 31, 2002 and $23.5 million at December 31, 2001. Typically, such loans are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$134,445	15.94%	$159,887	18.25%	$114,411	15.04%	$74,889	11.13%	$64,467	11.19%
Multi-family	324,755	38.50	338,973	38.70	300,841	39.55	297,270	44.18	262,678	45.58
Commercial real estate	281,952	33.43	272,061	31.06	255,895	33.65	221,330	32.89	197,593	34.29
Construction and development	16,691	1.98	20,901	2.38	19,947	2.62	24,719	3.67	17,255	2.99
Home equity	10,802	1.28	8,924	1.02	6,596	0.87	5,800	0.86	5,505	0.96
Second	36,323	4.31	29,408	3.36	27,236	3.58	16,328	2.43	13,944	2.42
Total mortgage loans	804,968	95.44	830,154	94.77	724,926	95.31	640,336	95.16	561,442	97.43
Commercial loans	35,096	4.16	42,637	4.87	33,205	4.36	30,514	4.54	13,051	2.26
Consumer loans	3,409	0.40	3,130	0.36	2,488	0.33	2,012	0.30	1,775	0.31
Total gross loans, excluding money market loan participations	843,473	100.00%	875,921	100.00%	760,619	100.00%	672,862	100.00%	576,268	100.00%
Less:
Unadvanced funds on loans	(39,684)		(47,157)		(43,030)		(35,746)		(26,096)
Deferred loan origination fees	(364)		(404)		(1,030)		(1,550)		(1,604)
Unearned discounts	—		—		—		(10)		(10)
Total loans, excluding money market loan participations	803,425		828,360		716,559		635,556		548,558
Money market loan participations	4,000		6,000		28,250		15,400		44,300
Total loans, net	$807,425		$834,360		$744,809		$650,956		$592,858

Many of the Company’s borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million. At December 31, 2002, Brookline’s largest borrower had aggregate loans outstanding of $16.1 million. Including this borrower, there were 26 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2002. The cumulative total of those loans was $220.1 million, or 27.4% of loans outstanding, exclusive of money market loan participations. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

The following table shows the contractual maturity and repricing dates of the Company’s gross loans, net of unadvanced funds, at December 31, 2002. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2002
	Real estate mortgage loans
	One-to- four family	Multi- amily	Commercial real estate	Construction and development	Home equity and second mortgage	Other commercial and consumer loans	Money market loan participations	Total loans
	(In thousands)
Amounts due(1):
Within one year	$15,635	$101,345	$59,910	$12,084	$26,749	$15,678	$4,000	$235,401

After one year:
More than one year to three years	29,369	49,742	63,665	—	1,194	5,961	—	149,931
More than three years to five years	66,948	102,261	109,397	1,577	3,332	4,121	—	287,636
More than five years to ten years	21,682	61,459	38,966	—	288	144	—	122,539
More than ten years	53	7,188	4,468	573	—	—	—	12,282
Total due after one year	118,052	220,650	216,496	2,150	4,814	10,226	—	572,388
Total amount due .	$133,687	$321,995	$276,406	$14,234	$31,563	$25,904	$4,000	807,789
Less:
Deferred loan origination fees								(364)
Net loans								$807,425

(1)              Amounts due are net of unadvanced funds on loans.

The following table sets forth at December 31, 2002 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$187	$117,865	$118,052
Multi-family	80,960	139,690	220,650
Commercial real estate	64,784	151,712	216,496
Construction and development	673	1,477	2,150
Home equity and second mortgage	1,229	3,585	4,814
Total mortgage loans	147,833	414,329	562,162
Commercial and consumer loans	2,801	7,425	10,226
Total loans	$150,634	$421,754	$572,388

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 5 through 9 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference.

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

The following table presents the deposit activity of the Company for the years indicated.

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)

Net deposits (withdrawals)	$12,615	$(11,260)	$73,254
Interest credited on deposit accounts	15,790	23,559	23,231
Total increase in deposit accounts	$28,405	$12,299	$96,485

Of the increase in deposits in 2000, $52.4 million was gathered by Lighthouse from the time it commenced doing business with the public in the last week of June 2000. Of that amount, approximately 20% was in interest-bearing checking accounts, 25% in money market savings accounts and 55% in certificates of deposit. Brookline experienced an 8.5% rate of deposit growth in 2000 as a result of expanded marketing efforts, the opening of a new retail branch in October 2000 and branch divestitures by other financial institutions.

In 2001, a $67.3 million, or 22.5%, growth in transaction deposit accounts was substantially offset by a $55.0 million, or 17.8%, decline in certificates of deposit. The decline resulted primarily from significant reductions in rates offered, especially during the second half of 2001.

In 2002, transaction deposit accounts increased $13.5 million, or 3.7%, and certificates of deposit increased $14.9 million, or 5.8%, despite withdrawals of $29.3 million from deposit accounts to fund purchases of stock in the offering completed by the Company on July 9, 2002. The increases were attributable in part to marketing initiatives.

The following table sets forth the distribution of the Company’s average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2002			Year ended December 31, 2001
	Average balance	Percent of total average deposits	Weighted average rate	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)

NOW accounts	$73,757	11.55%	0.39%	$68,968	11.18%	1.18%
Savings accounts	14,439	2.26	1.00	12,469	2.02	1.80
Money market savings accounts	257,257	40.30	1.85	240,177	38.95	3.27
Non-interest-bearing demand checking accounts	18,129	2.84	—	17,732	2.88	—
Total transaction deposit accounts	363,582	56.95	1.43	339,346	55.03	2.62

Certificate of deposit accounts:
Six months or less	85,828	13.44	2.65	86,338	14.00	4.95
Over six months through 12 months	74,631	11.69	3.29	101,812	16.51	5.14
Over 12 months through 24 months	63,701	9.98	4.54	43,337	7.03	5.72
Over 24 months	50,687	7.94	5.45	45,786	7.43	5.84
Total certificate of deposit accounts	274,847	43.05	3.78	277,273	44.97	5.29
Total average deposits	$638,429	100.00%	2.44%	$616,619	100.00%	3.82%

	Year ended December 31, 2000
	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)

NOW accounts	$50,843	9.47%	1.36%
Savings accounts	12,180	2.27	2.20
Money market savings accounts	206,093	38.37	3.95
Non-interest-bearing demand checking accounts	14,309	2.66	—
Total transaction deposit accounts	283,425	52.77	3.21

Certificate of deposit accounts:
Six months or less	67,991	12.66	5.69
Over six months through 12 months	105,105	19.57	5.38
Over 12 months through 24 months	34,762	6.47	5.51
Over 24 months	45,847	8.53	5.89
Total certificate of deposit accounts	253,705	47.23	5.57
Total average deposits	$537,130	100.00%	4.33%

At December 31, 2002, the Company had outstanding $67.6 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

	Amount	Weighted average rate
	(Dollars in thousands)
Maturity Period

Three months or less	$15,543	2.84%
Over three months through six months	16,091	3.19
Over six months through twelve months	12,487	3.21
Over twelve months	23,527	4.08
	$67,648	3.42%

Borrowed Funds

The Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by all of the Company’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family mortgage loans and U.S. Government and Agency obligations in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2002, the Company had $124.9 million in outstanding advances from the FHLB and had the capacity to increase that amount to $299.7 million. The Company expects to continue to utilize borrowings from the FHLB as part of its management of the interest sensitivity of its assets and liabilities.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$169,733	$153,002	$120,023
Maximum amount outstanding at any month end during the year	180,919	178,130	135,400
Balance outstanding at end of year	124,900	178,130	133,400
Weighted average interest rate during the year	5.73%	6.11%	6.11%
Weighted average interest rate at end of year	4.33%	5.81%	6.15%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)

Return on assets (net income divided by average total assets)	1.68%	1.80%	2.29%

Return on equity (net income divided by average stockholders’ equity)	4.81%	6.74%	7.83%

Dividend payout ratio (dividends declared per share divided by net income per share)	83.16%	63.64%	29.73%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	35.04%	26.79%	29.24%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corporation (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2002, BSC and BBS had total assets of $204.9 million and $101.2 million, respectively, of which $204.3 million and $100.8 million, respectively, were in investment securities and short-term investments.

160 Associates, Inc. (“Associates”) is a wholly-owned subsidiary of Brookline established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust. The amount of capital Associates invested in such activity amounted to $265.9 million at December 31, 2002.

Brookline Preferred Capital Corporation (“BPCC”) is a 99.9% owned subsidiary of Associates established as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and mortgage loans). At December 31, 2002, BPCC had total assets of $266.6 million, $203.5 million of which were mortgage loans originated by and acquired from the Bank. See the section “Taxation – State Taxation” on page 18 herein for information about tax assessments imposed on Associates and a change in the Massachusetts law that will have a negative effect on the treatment, for state tax purposes, of dividends received by Associates from BPCC.

Personnel

As of December 31, 2002, the Company had 113 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Website Posting of Exchange Act Reports

The Company makes available as soon as practicable and free of charge all reports required by the Securities and Exchange Act that are filed with the Securities and Exchange Commission. The Company’s website address is https://www.brooklinesavings.com.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.  Any non-audit services being provided to a public company audit client will require preapproval by the Company’s audit committee.  In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  The Company’s chief executive officer and chief financial officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley.  In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from trading a company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted.  In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.  Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statements materially misleading.  Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  Sarbanes-Oxley requires a company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although it is anticipated that the Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

Supervision and Regulation

General

The Bank is examined and supervised by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. In connection with the conversion of the Bank to a federal savings association charter in July 2001, the OTS required the Bank to divest its marketable equity securities at the earliest practicable date, but in no event later than July 17, 2003. These equity securities had a market value of $4.2 million at December 31, 2002. Divestiture can be accomplished by a sale of the equity securities or their transfer to Brookline Bancorp, Inc. or its subsidiaries. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  OTS regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2002, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate.  As of December 31, 2002, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, the Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2002, the Bank maintained approximately 70.0% of its portfolio assets in qualified thrift investments.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In connection with its examination of a federal savings association, the OTS is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination, which was conducted by the FDIC.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  The Company and its non-savings institution subsidiaries are affiliates of the Bank.  In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association.  In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•                           well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2002, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  Deposit accounts in the Bank are insured by the Bank Insurance Fund of the FDIC, generally up to a maximum of $100,000 per separately insured depositor.  The Bank’s deposits therefore are subject to FDIC deposit insurance assessments.  The FDIC has adopted a risk-based system for determining deposit insurance assessments. The FDIC is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all FDIC-insured institutions must pay assessments to the FDIC at an annual rate of approximately .0170% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2002, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

The Company is a unitary savings and loan holding company subject to regulation and supervision by the OTS.  The OTS has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

The Gramm-Leach-Bliley Act of 1999 restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. Brookline Bancorp, Inc. is a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Taxation

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

The Company and the Bank have not had their federal income tax returns audited by the Internal Revenue Service during the past five years.

Method of Accounting. For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and uses a fiscal year ending December 31 for filing its consolidated federal income tax returns.

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2002, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

Minimum Tax. The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMT exceeds regular income tax. In general, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2002, the Company had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

Massachusetts State Taxation. For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, the Company, the Bank and each of their subsidiaries file separate annual income tax returns. The Company and the Bank are subject to an annual Massachusetts excise tax at a rate of 10.50% of their net income. For these purposes, Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Internal Revenue Code of 1986, except for those deductions under the Internal Revenue Code relating to (1) dividends received, (2) losses sustained in other taxable years and (3) taxes on or measured by income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state of the United States, the District of Columbia, the Commonwealth of Puerto Rico, any territory or possession of the United States or any foreign country, or a political subdivision of any of the foregoing. The Company and the Bank are not permitted to carry their losses forward or back for Massachusetts tax purposes. BBS Investment Corporation, the Bank’s wholly-owned subsidiary, and Brookline Securities Corp., the Company’s wholly-owned subsidiary, are securities corporations and, accordingly, are subject to an excise tax at the rate of 1.32% of their gross income.

In January 1997, the Bank incorporated Brookline Preferred Capital Corp. (“BPCC”) which elected to be taxed as a real estate investment trust (“REIT”). BPCC is 99.9% owned by 160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of the Bank. Shareholders of a REIT that are subject to the Massachusetts corporate excise tax are entitled to a 95% dividends-received deduction. Accordingly, Associates pays Massachusetts income tax on only 5% of the dividends it receives from the REIT.

Included on page 3 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2002 Annual Report, which is incorporated herein by reference, is a subsection entitled “Potential REIT Tax Liability”. That subsection refers to proposed legislation that would adversely affect the Massachusetts tax treatment of dividend distributions Associates receives from BPCC.

On March 5, 2003, the Governor of the Commonwealth of Massachusetts signed a law that denies a dividend received deduction for dividend distributions from a REIT in determining Massachusetts taxable income. The law not only disallows dividend received deductions for the year 2003 and thereafter, but also disallows dividend received deductions retroactively to tax years beginning in 1999. While Associates intends to challenge the constitutionality of the retroactive legislation and to continue to appeal Notices of Assessment received from the Massachusetts Department of Revenue, the Company is obligated under U.S. generally accepted accounting principles to provide for the taxes and interest resulting from the new law at the time of its enactment. Accordingly, the Company’s net income for the quarter ending March 31, 2003 will be reduced by approximately $5.5 million, or $0.10 per share, related to the resulting liabilities of Associates for its tax years 1999 through 2002. The inability of Associates to deduct dividends it receives from its REIT in 2003 will result in a reduction in the Company’s consolidated net income in 2003 in the range of $1.0 million, or $0.02 per share. The amounts mentioned herein are net of federal and state tax benefits. State excise taxes and interest payments are deductible for federal income tax purposes and interest payments are deductible for state tax purposes.

Item 2.           Properties

The main office branch is owned by the Bank. The other five branches and operations center of the Bank, space in Waltham, Massachusetts used as a call center and space in Newton, Massachusetts used to conduct the Bank’s indirect automobile lending business are leased from unrelated third parties. The operations center is used primarily to house operations and support services. The call center will be relocated to the operations center in April 2003. At December 31, 2002, the net book value of premises and leasehold improvements was $793,000. Refer to Note 14 of the Notes to Consolidated Financial Statements on page F-28 of the Company’s Annual Report to Stockholders for information regarding the Company’s lease commitments at December 31, 2002.

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

Item 4.           Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5.           Market For The Registrant’s Common Stock And Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 2002, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the year ended December 31, 2002, appears on the inside of the back cover page of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 6.           Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on the back of the cover page and page 1 of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 7.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 18 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 7a.     Quantitative And Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 11 through 14 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 8.           Financial Statements And Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2002 Annual Report to Stockholders which is incorporated herein by reference:

Item 9.           Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

On January 17, 2003, the Registrant elected to change its outside accounting firm, Grant Thornton LLP (“Grant Thornton”). The Registrant has engaged KPMG LLP (“KPMG”) as its new accounting firm. The decision to change accounting firms was recommended by the audit committee of the Board of Directors and approved by the Board of Directors.

Grant Thornton’s report on the consolidated financial statements of the Registrant for each of the two years in the period ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two years ended December 31, 2002, the Registrant had no disagreement with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

None of the reportable events described by Item 304(a)(1)(v) of Regulation S-K has occurred.

Grant Thornton has furnished the Registrant with a letter in response to Item 304(a) of Regulation S-K. Such letter is included in this Report as Exhibit 16.1.

KPMG was engaged by the Registrant on January 17, 2003 to audit the consolidated financial statements of the Registrant as of and for the year ended December 31, 2003. During the two years ended December 31, 2002, the Registrant did not consult with KPMG regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

PART III

Item 10.  Directors And Executive Officers Of The Registrant

A listing of and information about the Company’s Directors and Executive Officers appears on pages 3 through 5 of the Company’s proxy statement dated March 14, 2003 which is incorporated herein by reference.

Item 11.  Executive Compensation

Executive Compensation is presented on page 9 of the Company’s proxy statement dated March 14, 2003 which is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 and 3 of the Company’s proxy statement dated March 14, 2003 which is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions

Certain Relationships and Related Transactions are presented on pages 13 and 14 of the Company’s proxy statement dated March 14, 2003 which is incorporated herein by reference.

Item 14.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings.

(b)                                 Changes in Internal Controls

There were no significant changes made in the Company’s internal controls during the period covered by this report or, to such officers’ knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

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

(3)                                  Exhibits: The exhibits listed below are filed herewith or incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to a previously filed Registration Statement)*

3.2	Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to a previously filed Registration Statement)*

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**

10.2	Form of Severance Agreement (incorporated by reference to Exhibit 10.2 to a previously filed Registration Statement)**

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3 to a previously filed Registration Statement)**

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

11

Statement Regarding Computation of Per Share Earnings – incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements on page F-30 of the Company’s 2002 Annual Report to Stockholders — Exhibit 13 to this report.

13	2002 Annual Report to Stockholders

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed on January 24, 2003)

16.1	Letter from Certifying Accountant in Response to Item 304(a) of Regulation S-K

21	Subsidiaries of the Registrant – This information is presented in Part I, Item 1. Business – Subsidiary Activities of this Report.

23	Consent of Independent Certified Public Accountants

99.1	Statement of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                     Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 10, 2002 (Registration No. 333-85980)

**              Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on November 18, 1997 (Registration No. 333-40471)

(b)         Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: March 20, 2003	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)		Paul R. Bechet, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 20, 2003		Date: March 20, 2003

By:	/s/ Oliver F. Ames	By:	/s/ Hollis W. Plimpton
	Oliver F. Ames, Director		Hollis W. Plimpton, Director

By:	/s/ Dennis S. Aronowitz	By:	/s/ Joseph J. Slotnik
	Dennis S. Aronowitz, Director		Joseph J. Slotnik, Director

By:	/s/ George C. Caner, Jr.	By:	/s/ William V. Tripp, III
	George C. Caner, Jr., Director		William V. Tripp, III, Director

By:	/s/ David C. Chapin	By:	/s/ Rosamond B. Vaule
	David C. Chapin, Director		Rosamond B. Vaule, Director

By:	/s/ William G. Coughlin	By:	/s/ Peter O. Wilde
	William G. Coughlin, Director		Peter O. Wilde, Director

By:	/s/ John L. Hall, II	By:	/s/ Franklin Wyman, Jr.
	John L. Hall, II, Director		Franklin Wyman, Jr., Director

By:	/s/ Charles H. Peck
Charles H. Peck, Director

Certification of Chief Executive Officer

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard P. Chapman, Jr., President and Chief Executive Officer, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Brookline Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	/s/ Richard P. Chapman, Jr.
Date	Richard P. Chapman, Jr.
President and Chief Executive Officer

Certification of Chief Financial Officer

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Bechet, Chief Financial Officer, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Brookline Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in  the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	/s/ Paul R. Bechet
Date	Paul R. Bechet
Chief Financial Officer