Form 10-Q
period 2003-03-31
BROOKLINE BANCORP INC
filed 2003-05-08
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common stock, $0.01 par value – 57,611,505 shares outstanding as of May 6, 2003.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I - Financial Information

Item 1.  Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$11,651	$13,571
Short-term investments	148,897	224,897
Securities available for sale	393,017	361,049
Securities held to maturity (market value of $3,776 and $4,944, respectively)	3,717	4,861
Restricted equity securities	9,423	9,423
Loans, excluding money market loan participations	842,811	803,425
Money market loan participations	8,700	4,000
Allowance for loan losses	(15,424)	(15,052)
Net loans	836,087	792,373
Other investment	3,917	3,979
Accrued interest receivable	5,150	5,224
Bank premises and equipment, net	2,175	1,813
Deferred tax asset	9,516	5,779
Other assets	496	388
Total assets	$1,424,046	$1,423,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$663,018	$649,325
Borrowed funds	123,945	124,900
Mortgagors’ escrow accounts	4,790	4,256
Income taxes payable	10,248	4,970
Accrued expenses and other liabilities	8,534	7,525
Total liabilities	810,535	790,976

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 58,924,935 shares and 58,714,948 shares issued, respectively	589	587
Additional paid-in capital	450,893	449,254
Retained earnings, partially restricted	180,720	185,788
Accumulated other comprehensive income	3,279	4,155
Treasury stock, at cost - 1,305,299 shares and 170,299 shares, respectively	(16,635)	(1,944)
Unearned compensation - recognition and retention plan	(701)	(741)
Unallocated common stock held by ESOP - 849,863 shares and 865,364 shares, respectively	(4,634)	(4,718)
Total stockholders’ equity	613,511	632,381
Total liabilities and stockholders’ equity	$1,424,046	$1,423,357

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2003	2002
	(unaudited)
Interest income:
Loans, excluding money market loan participations	$13,255	$14,439
Money market loan participations	13	37
Debt securities	3,253	2,309
Marketable equity securities	111	132
Restricted equity securities	77	83
Short-term investments	577	351
Total interest income	17,286	17,351

Interest expense:
Deposits	3,442	4,076
Borrowed funds	1,421	2,604
Total interest expense	4,863	6,680
Net interest income	12,423	10,671
Provision (credit) for loan losses	375	(100)
Net interest income after provision (credit) for loan losses	12,048	10,771

Non-interest income:
Fees and charges	546	368
Gains on sales of securities, net	328	922
Swap agreement market valuation credit	18	53
Other income	68	161
Total non-interest income	960	1,504

Non-interest expense:
Compensation and employee benefits	2,392	2,082
Occupancy	337	287
Equipment and data processing	627	703
Advertising and marketing	187	162
Other	591	486
Total non-interest expense	4,134	3,720

Income before income taxes	8,874	8,555

Income tax expense:
Provision for income taxes	3,507	3,077
Retroactive assessment related to REIT	5,515	—
Total income tax expense	9,022	3,077

Net income (loss)	$(148)	$5,478

Earnings per common share:
Basic	$(0.00)	$0.10
Diluted	(0.00)	0.09

Weighted average common shares outstanding during the period:
Basic	57,468,369	57,456,025
Diluted	57,468,369	58,094,324

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)

Net income (loss)	$(148)	$5,478

Other comprehensive income, net of taxes:
Unrealized holding gains (loss)	(1,012)	1,019
Income tax expense (benefit)	(347)	350
Net unrealized holding gains (loss)	(665)	669

Less reclassification adjustment for gains included in net income:
Realized gains	328	922
Income tax expense	117	331
Net reclassification adjustment	211	591

Net other comprehensive gain (loss)	(876)	78

Comprehensive income (loss)	$(1,024)	$5,556

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2003 and 2002 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,445

Net income	—	—	5,478	—	—	—	—	5,478

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	78	—	—	—	78

Common stock dividend of $0.16 per share before reorganization (equivalent to $0.073 after reorganization)	—	—	(1,749)	—	—	—	—	(1,749)

Exercise of stock options before reorganization (29,494 shares)	—	220	—	—	—	—	—	220

Compensation under recognition and retention plan	—	—	—	—	—	41	—	41

Common stock held by ESOP committed to be released (7,281 shares before reorganization)	—	35	—	—	—	—	87	122

Balance at March 31, 2002	$297	$141,276	$180,896	$6,798	$(33,813)	$(862)	$(4,957)	$289,635

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

Net loss	—	—	(148)	—	—	—	—	(148)

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(876)	—	—	—	(876)

Common stock dividend of $0.085 per share	—	—	(4,920)	—	—	—	—	(4,920)

Exercise of stock options (209,987 shares)	2	1,135	—	—	—	—	—	1,137

Income tax benefit from exercise of non-incentive stock options	—	392	—	—	—	—	—	392

Treasury stock purchases (1,135,000 shares)	—	—	—	—	(14,691)	—	—	(14,691)

Compensation under recognition and retention plan	—	—	—	—	—	40	—	40

Common stock held by ESOP committed to be released (15,501 shares)	—	112	—	—	—	—	84	196

Balance at March 31, 2003	$589	$450,893	$180,720	$3,279	$(16,635)	$(701)	$(4,634)	$613,511

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(148)	$5,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	375	(100)
Depreciation and amortization	141	137
Amortization, net of accretion, of securities premiums and discounts	1,171	144
Amortization (accretion) of deferred loan origination costs (fees)	33	(33)
Net gains from sales of securities	(328)	(922)
Equity interest in earnings of other investment	60	(155)
Swap agreement market valuation credit	(18)	(53)
Compensation under recognition and retention plan	40	41
Release of ESOP shares	196	121
Deferred income taxes	(3,272)	421
Retroactive assessment related to REIT	5,515	—
(Increase) decrease in:
Accrued interest receivable	74	(128)
Other assets	(108)	(172)
Increase (decrease) in:
Income taxes payable	155	6,385
Accrued expenses and other liabilities	1,027	(974)
Net cash provided from operating activities	4,913	10,190

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	925	1,228
Proceeds from redemptions and maturities of securities available for sale	26,541	10,629
Proceeds from redemptions and maturities of securities held to maturity	1,142	1,067
Purchase of securities available for sale	(61,616)	(52,729)
Purchase of Federal Home Loan Bank of Boston stock	—	(142)
Net (increase) decrease in loans	(39,481)	5,554
Proceeds from sales of participations in loans	59	2,990
Purchase of bank premises and equipment	(503)	(33)
Distribution from other investment	2	69
Net cash used for investing activities	(72,931)	(31,367)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	20,444	6,947
Increase (decrease) in certificates of deposit	(6,751)	12,542
Proceeds from Federal Home Loan Bank of Boston advances	—	4,000
Repayment of Federal Home Loan Bank of Boston advances	(955)	(3,160)
Increase in mortgagors’ escrow deposits	534	322
Exercise of stock options	1,137	220
Purchase of treasury stock	(14,691)	—
Payment of dividends on common stock	(4,920)	(1,749)
Net cash provided from (used for) financing activities	(5,202)	19,122

Net (decrease) increase in cash and cash equivalents	(73,220)	(2,055)
Cash and cash equivalents at beginning of period	242,468	88,715

Cash and cash equivalents at end of period	$169,248	$86,660
Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest on deposits and borrowed funds	$4,906	$6,626
Income taxes	5,625	(3,729)

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three months ended March 31, 2003 and 2002

(unaudited)

(1)                                 Basis of Presentation (Dollars in Thousands)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform to current period presentation.

Critical Accounting Policy

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

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. ESOP shares committed to be released are considered outstanding while unallocated ESOP shares are not considered outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company adheres to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock option plans and discloses pro forma net income and earnings per share information as if the fair value based method had been adopted.

On a pro forma basis, had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards made under the plan, consistent with SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced as follows:

	Three months ended March 31,
	2003	2002

Net income (loss):
As reported	$(148)	$5,478
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(126)	(161)
Pro forma	$(274)	$5,317

Weighted average shares:
Basic	57,468,369	57,456,025
Effect of dilutive stock options	—	638,299
Diluted	57,468,369	58,094,324

Basic earnings per share:
As reported	$(0.00)	$0.10
Pro forma	(0.00)	0.09

Diluted earnings per share:
As reported	$(0.00)	$0.09
Pro forma	(0.00)	0.09

(2)                                 Corporate Structure and Stock Offering (Dollars in Thousands Except Per Share Amounts)

On April 4, 2002, the Boards of Directors of Brookline Bancorp, MHC (the “MHC”), Brookline Bancorp, Inc. (the “Company”) and Brookline Savings Bank (“Brookline”) adopted a Plan of Conversion and Reorganization to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC’s ownership interest in the Company would be sold to investors.  (In January 2003, Brookline Savings Bank changed its name to Brookline Bank).

The Plan of Conversion and Reorganization was approved by the stockholders of the Company and the depositors of Brookline on June 27, 2002 and by the Office of Thrift Supervision (the “OTS”) on July 8, 2002. The reorganization and stock offering were completed on July 9, 2002. As of that date, the 15,420,350 shares owned by the MHC were retired and the Company sold 33,723,750 shares of common stock for $10.00 per share. After taking into consideration related expenses of $4,549, net proceeds from the stock offering amounted to $332,688. An additional 24,888,478 shares were issued to existing stockholders based on an exchange rate of 2.186964 new shares of common stock for each existing share, resulting in 58,612,228 total new shares outstanding. Cash was paid in lieu of fractional shares.

Upon completion of the conversion and stock offering, (a) Brookline Bancorp Inc. changed from a federally-chartered holding company to a new Delaware holding company and (b) the MHC ceased to exist and its net assets of $8,457 were transferred into Brookline.

The conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity. All references to the number of shares outstanding for purposes of calculating per share amounts prior to completion of the Conversion have been restated to give retroactive recognition to the exchange ratio applied in the conversion.

(3)                                 Accumulated Other Comprehensive Income (Dollars in Thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 2003 and December 31, 2002, such taxes amounted to $1,983 and $2,449, respectively.

(4)                                 Commitments and Swap Agreement (Dollars in Thousands)

At March 31, 2003, the Company had outstanding commitments to originate loans of $68,037, $50,386 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $20,325, of which $13,385 were equity lines of credit.

Brookline entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, Brookline pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. Brookline entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months ended March 31, 2003 and 2002 was $56 and $50, respectively.

Changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. For the three months ended March 31, 2003 and 2002, $18 and $53, respectively, were credited to pre-tax earnings.

(5)                                 Dividend Declaration

On April 16, 2003, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of April 30, 2003 and payable on May 15, 2003.

(6)                                 1999 Stock Option Plan and 1999 Recognition and Retention Plan (Dollars in Thousands)

Activity under the Company’s 1999 Stock Option Plan for the three months ended March 31, 2003 was as follows:

Options outstanding at January 1, 2003	2,411,000
Options granted at $12.91 per share	40,000
Options exercised at $4.944 per share	(171,715)
Options exercised at $7.517 per share	(38,272)
Options outstanding at March 31, 2003	2,241,013

Exercisable at March 31, 2003:
at $4.944 per share	1,731,984
at $11.00 per share	5,393
1,737,377

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. Options awarded vest over periods ranging from less than six months through five years. As of March 31, 2003, 242,042 options remain available for award under the Stock Option Plan.

At March 31, 2003, under the 1999 Recognition and Retention Plan (the “RRP”), 18,707 shares of the Company’s common stock remained available for issuance as restricted stock awards to officers, employees and non-employee directors. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met become available for re-issuance under the RRP. Expense is recognized for shares awarded over the vesting period based on the fair market value of the shares on the date they were awarded. Expense for the three months ended March 31, 2003 and 2002 was $40 and $41, respectively.

(7)                                 Employee Stock Ownership Plan (Dollars in Thousands)

Brookline has an employee stock ownership plan (the “ESOP”). All Brookline employees meeting age and service requirements are eligible to participate in the ESOP. For the three months ended March 31, 2003 and 2002, compensation and employee benefits expense was charged $196 and $121, respectively, based on the commitment to release 15,501 shares and 15,922 shares, respectively, to eligible employees.

(8)                                 Income Taxes (Dollars in Thousands)

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline, owns 99.9% of Brookline Preferred Capital Corporation (“BPCC”), a real estate investment trust. Associates has received from the Department of Revenue of the Commonwealth of Massachusetts (“DOR”) Notices of Assessments for state excise taxes of $3,930 plus interest of $811. The assessments are based on a desk review of the financial institution excise returns filed by Associates for its 1999, 2000 and 2001 tax years. It is expected that the DOR will submit another Notice of Assessment for state excise taxes for the 2002 tax year. It is estimated that such assessment could amount to $3,748. The DOR contends that dividend distributions from a real estate investment trust (“REIT”) are not deductible in determining Massachusetts taxable income. Associates believes that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by BPCC to Associates. Accordingly, the Company made no provision in its consolidated financial statements through December 31, 2002 for the amounts assessed or additional amounts that might be assessed that relate to the years 1999 through 2002.

On March 5, 2003, the Governor of the Commonwealth of Massachusetts signed a law that denies dividend received deductions for dividend distributions from REITs in determining Massachusetts taxable income. The law not only disallows dividend received deductions for the year 2003 and thereafter, but also disallows dividend received deductions retroactively to tax years beginning in 1999. While the Company is evaluating whether to challenge the constitutionality of the retroactive legislation and intends to continue to appeal the Notices of Assessment it received from the Massachusetts Department of Revenue, it was obliged under U.S. generally accepted accounting principles to provide for the taxes and interest resulting from the new law at the time of its enactment. Accordingly, $5,515 was charged to earnings in the three months ended March 31, 2003 to recognize the liabilities for taxes and interest resulting from the retroactive application of the new law to the Company=s REIT subsidiary for the years 1999 through 2002. This amount is net of federal and state income tax benefits. State excise taxes and interest payments are deductible for federal income tax purposes and interest payments are deductible for state tax purposes. The inability to deduct dividends received from the Company=s REIT and the accrual of interest on taxes not yet paid resulted in an after-tax charge of $302 to earnings for the three months ended March 31, 2003. It is expected that net income during the remainder of 2003 will likewise be reduced by approximately $300 per quarter.

(9)                                 Qualified Thrift Lender Test

As a federally-chartered institution, Brookline is required to meet a qualified thrift lender test. Under that test, Brookline must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means Brookline’s total assets less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of Brookline’s business. “Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. A financial institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. At March 31, 2003 and 2002, 71.6% and 70.0%, respectively, of Brookline’s portfolio assets were in “qualified thrift investments”.

(10)                          Stockholders' Equity (Dollars in Thousands, Except Per Share Amounts)

Capital Distributions and Restrictions Thereon

OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution

(“Tier 1 institution”) may, after prior notice but without the approval of the OTS, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require OTS approval.

Common Stock Repurchases

On March 6, 2003, the Company received non-objection from the OTS to the Company’s repurchase of up to 5%, or 2,937,532 shares, of its common stock. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company’s reorganization and stock offering, which closed on July 8, 2002. As of March 31, 2003, the Company had repurchased 1,135,000 shares at an aggregate cost of $14,691, or $12.94 per share.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline after the stock offering. In the unlikely event of a complete liquidation of Brookline (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline shall be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $72,020 at December 31, 2002.

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

While total assets increased modestly from $1.423 billion at December 31, 2002 to $1.424 billion at March 31, 2003, loans (excluding money market loan participations) increased $39.4 million, or 4.9%, to $842.8 million at March 31, 2003. During the quarter, the Company inaugurated its indirect automobile lending business. At March 31, 2003, such loans amounted to $13.0 million. During the quarter, the Company’s mortgage loan portfolio increased $27.7 million. Most of that growth was in the multi-family and commercial real estate segments and was partly attributable to a program that offered discounted rates on selected new loans. Rates offered exceeded rates that otherwise would have been earned on the Company’s excess liquidity.

The activity to date with respect to the volume and credit quality of indirect automobile loans originated has been encouraging. As a result, we expect the total of indirect automobile loan originations for 2003 to be increased from the $30 million to $50 million range previously communicated to a range of $70 million to $100 million. We continue to project that the indirect automobile lending business will reduce 2003 earnings by around $0.01 per share and operate profitably in the second half of 2004.

Short-term investments are comprised of assets that mature within 90 days of purchase. Such assets decreased from $224.9 million at December 31, 2002 to $148.9 million at March 31, 2003 as a result of funding loan growth, repurchases of the Company’s common stock and acquisition of investment securities during the quarter.

Growth in securities available for sale from $361.0 million at December 31, 2002 to $393.0 million at March 31, 2003 resulted primarily from the purchase of mortgage-backed securities and collateralized mortgage obligations with expected average lives in the two to four year range. Actual average lives will depend on the rate of prepayment of mortgage loans that comprise the securities.

Total deposits were $663.0 million at March 31, 2003 compared to $649.3 million at December 31, 2002, an increase of $13.7 million, or 2.1% (8.4% on an annualized basis). Between those dates, transaction deposit accounts increased $20.4 million, or 5.4%, and certificates of deposit decreased $6.7 million, or 2.5%. The growth in transaction deposit accounts resulted from marketing initiatives while the decline in certificates of deposit was attributable to the continuation of a very low interest rate environment.

Total stockholders’ equity declined from $632.4 million at December 31, 2002 to $613.5 million at March 31, 2003 primarily as a result of the repurchase of 1,135,000 shares of the Company’s common stock at a total cost of $14.7 million and payment of a $4.9 million cash dividend to stockholders. During the quarter, 209,987 options were exercised resulting in capital proceeds of $1.1 million.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)

Non-accrual loans:
One-to-four family mortgage loan	$131	$—
Consumer loans	6	5
Total non-performing assets	$137	$5

Restructured loans	$—	$—

Allowance for loan losses	$15,424	$15,052

Allowance for loan losses as a percent of total loans	1.81%	1.86%
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.83%	1.87%
Non-accrual loans as a percent of total loans	0.02%	—
Non- performing assets as a percent of total assets	0.01%	—

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. Impaired loans (excluding non-accrual loans) amounted to $51,000 at March 31, 2003 and $52,000 at December 31, 2002. None of the impaired loans at those dates required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the three months ended March 31, 2003 and 2002, recoveries of loans previously charged off amounted to $3,000 and $20,000, respectively, and loan charge-offs were $6,000 and $9,000, respectively. The Company increased its allowance for loan losses by charging $375,000 to earnings in the three months ended March 31, 2003 and decreased its allowance for loan losses by crediting $100,000 to earnings in the three months ended March 31, 2002. The charge to earnings in the 2003 quarter was attributable to growth in loans outstanding during that period. The credit to earnings in the 2002 quarter was attributable to an $8.5 million decline in loans outstanding and net loan recoveries during that quarter. While management believes that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

In the second quarter of 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond issued by Southern California Edison that matured on June 1, 2001. Interest of $65,000 due on the bond was received at the maturity date and applied as a reduction of the carrying value of the bond instead of being credited to interest income. An interest payment of $65,000 received on December 1, 2001 was credited to income. On March 1, 2002, principal and interest due on the bond was paid in full resulting in a credit to income of $592,500 in the 2002 quarter ($495,000 to gain on repayment of securities and $97,500 to interest income).

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

General

Operating results are dependent primarily on the Company’s net interest income, which is the difference between interest earned on the Company’s loan and investment portfolio and interest paid on deposits and borrowings. Operating results are also affected by provisions for loan losses, the level of income from non-interest sources such as service fees and sales of investment securities, operating expenses and income taxes. Operating results are also affected significantly by general economic conditions, particularly changes in interest rates, as well as governmental policies and actions of regulatory authorities.

The Company incurred a net loss of $148,000, or $0.00 per share (on a basic and diluted basis), for the three months ended March 31, 2003 compared to net income of $5.5 million, or $0.10 per share ($0.09 per share on a diluted basis) for the three months ended March 31, 2002. The net loss in the 2003 quarter resulted from a $5.5 million charge to earnings resulting from the retroactive disallowance of dividend received deductions for dividend distributions from the Company’s real estate investment trust (“REIT”) subsidiary in determining Massachusetts taxable income. See note 8 of the notes to unaudited consolidated financial statements on page 10 herein for additional information regarding this matter.

Excluding the $5.5 million charge described in the preceding paragraph, net income was $5.4 million in the 2003 quarter compared to $5.5 million in the 2002 quarter. These amounts include securities gains on an after-tax basis of $211,000 and $591,000, respectively.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the three months ended March 31, 2003 and 2002. The average yields and costs were derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

	Three months ended March 31,
	2003			2002
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$191,207	$577	1.22%	$82,317	$351	1.73%
Debt securities (2) (4)	371,163	3,253	3.51	158,103	2,244	5.68
Equity securities (2)	22,872	230	4.02	26,991	263	3.92
Mortgage loans (3)	793,170	12,819	6.47	787,127	13,958	7.09
Commercial participation loans	3,921	13	1.34	7,856	37	1.91
Other commercial loans (3)	22,833	344	6.03	31,576	409	5.18
Consumer loans (3)	3,305	63	7.62	3,149	72	9.15
Indirect automobile loans (3)	2,911	29	4.04	—	—	—
Total interest-earning assets	1,411,382	17,328	4.91	1,097,119	17,334	6.32
Allowance for loan losses	(15,187)			(15,301)
Non-interest earning assets	27,416			28,432
Total assets	$1,423,611			$1,110,250

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$65,237	35	0.22	72,668	88	0.49
Savings accounts (5)	16,992	35	0.84	13,911	43	1.25
Money market savings accounts	278,233	1,244	1.81	262,156	1,290	2.00
Certificate of deposit accounts	265,539	2,128	3.25	260,841	2,655	4.13
Total deposits	626,001	3,442	2.23	609,576	4,076	2.71
Borrowed funds (6)	124,088	1,396	4.50	178,885	2,604	5.91
Total interest bearing liabilities	750,089	4,838	2.62	788,461	6,680	3.44
Non-interest-bearing demand checking accounts	27,017			17,998
Other liabilities	16,319			15,930
Total liabilities	793,425			822,389
Stockholders’ equity	630,186			287,861
Total liabilities and Stockholders’ equity	$1,423,611			$1,110,250
Net interest income (tax equivalent basis)/interest rate spread (7)		12,490	2.29%		10,654	2.88%
Less adjustment of tax exempt income		42			48
Net interest income		$12,448			$10,606
Net interest margin (8)			3.54%			3.88%

(1)	Tax exempt income on equity securities is included on a tax equivalent basis.
(2)	Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3)	Loans on non-accrual status are included in average balances.
(4)	Excluded from interest income in the 2002 period is $65 of an interest payment on a defaulted bond that relates to prior periods.
(5)	Savings accounts include mortgagors’ escrow accounts.
(6)	The 2003 period excludes a $25 interest charge on a prepaid FHLB advance that relates to a prior period.
(7)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(8)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $314.3 million, or 28.6%, higher in the 2003 first quarter than in the 2002 first quarter primarily as a result of completion of the Company’s stock offering and reorganization from a mutual holding company structure in July 2002. The net proceeds from the stock offering exceeded $332 million. Most of the proceeds from the stock offering were immediately placed in short-term investments and, thereafter, were gradually reinvested in higher yielding investment securities with maturities in the two to four year range.

Interest Rate Spread. Interest rate spread is the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Interest rates are influenced by the actions of the Federal Reserve in establishing the benchmark federal funds rate for overnight borrowings between banks. During 2001, the Federal Reserve cut the federal funds rate eleven times for an aggregate reduction of 475 basis points. Those actions represented the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the resulting rate at the end of 2001 (1.75%) was the lowest rate in over forty years. On November 6, 2002, the rate was cut by another 50 basis points to 1.25%. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company’s loans, investments, deposits and borrowed funds.

Interest rate spread declined from 2.88% in the 2002 first quarter to 2.29% in the 2003 first quarter, but increased from 1.95% in the 2002 third quarter and 2.19% in the 2002 fourth quarter. The decline since last year was due primarily to the initial placement of much of the net proceeds from the stock offering in short-term investments and thereafter in high quality investment securities with relatively short maturities. The increase in the two most recent quarters was attributable to greater reductions in rates paid on liabilities than in rates earned on assets. Prepayment of borrowings from the Federal Home Loan Bank (“FHLB”) ($10 million in the third quarter of 2002 and $35 million in the fourth quarter of 2002) and refinancing of an additional $65 million of FHLB borrowings in the fourth quarter of 2002 were significant contributing factors to the liability rate reduction.

Net Interest Margin. Net interest margin, which represents net interest income (on a tax equivalent basis) divided by average interest-earning assets, declined from 3.88% in the 2002 first quarter to 3.54% in the 2003 first quarter, but increased from 3.30% in the 2002 third quarter and 3.49% in the 2002 fourth quarter. The changes were attributable primarily to the factors described above in the interest rate spread section.

Since a significant part of the Company’s assets are funded by stockholders’ equity for which there is no interest cost, a decline in asset yield of the magnitude over the past two years has had a substantial negative effect on net interest income and net interest margin. Average stockholders’ equity as a percent of total interest-earning assets was 44.7% in the 2003 first quarter and 26.2% in the 2002 first quarter.

Interest Income

Total interest income was $17.3 million in the 2003 quarter, a decline of $65,000, or 0.4% from the 2002 quarter. The income resulting from the additional $314.3 million of average interest-earning assets in the 2003 quarter compared to the 2002 quarter was more than offset by the reduction in income resulting from the decline in overall asset yield from 6.32% in the 2002 quarter to 4.91% in the 2003 quarter.

While the average total of loans outstanding, excluding money market loan participations, increased modestly from $821.9 million in the 2002 quarter to $822.2 million in the 2003 quarter, total interest income on loans declined $1.2 million, or 8.2%, in the 2003 quarter compared to the 2002 quarter. The decline resulted from a reduction in the average yield earned from 7.03% to 6.45% caused by extensive refinancing of existing mortgage loans and the origination of new loans at lower rates.

Due to investment of the net proceeds from the stock offering, average balances of short-term investments and investment securities were $321.9 million, or 133.9%, higher in the 2003 quarter compared to the 2002 quarter. Interest income on such investments, however, increased only $1.2 million, or 47.6%, due to lower average yields earned. Available yields were influenced greatly by the federal funds rate changes made by the Federal Reserve described above in the interest rate spread section.

Interest Expense

Interest expense on deposits was $3.4 million in the 2003 quarter, a 15.6% decrease from the $4.1 million expended in the 2002 quarter. The increase in expense resulting from higher average deposit balances ($626.0 million compared to $609.6 million) was more than offset by the effect of the lower average rate paid on those deposits (2.23% compared to 2.71%).

Average borrowings from the FHLB decreased from $178.9 million in the 2002 quarter to $124.1 million in the 2003 quarter and the average rates paid on those balances were 5.91% and 4.50%, respectively. The changes resulted primarily from the prepayments and refinancings mentioned above in the interest rate spread section.

Provision (Credit) for Loan Losses

A $375,000 provision for loan losses was charged to earnings in the 2003 quarter compared to a $100,000 credit to earnings in the 2002 quarter. The credit resulted primarily from shrinkage in loans outstanding during the first quarter of 2002. The 2003 provision resulted primarily from $27.7 million of mortgage loan growth during the quarter and inauguration of indirect automobile lending which grew to $13.0 million of loans outstanding at March 31, 2003. Most of the mortgage loan growth was in the multi-family and commercial real estate segments.

Non-Interest Income

Excluding securities gains, non-interest income increased from $582,000 in the 2002 quarter to $632,000 in the 2003 quarter. Increased fees from changes in pricing of deposit services and from mortgage loan prepayments offset a decline in earnings from the Company’s equity interest in a specialty finance company and from market valuation of the Company’s outstanding swap agreement.

Gains on sales of equity securities were $328,000 in the 2003 quarter and $427,000 in the 2002 quarter. Also included in the 2002 quarter was a gain of $495,000 resulting from payment of a corporate bond on which an impairment loss of a like amount had been charged to earnings in 2001 upon its default.

Non-Interest Expense

Non-interest expense increased $414,000, or 11.1%, in the 2003 quarter compared to the 2002 quarter. The increase was attributable to expense related to indirect automobile lending activities ($102,000); higher personnel costs ($195,000, or 9.4%) due to expanded staff, higher premiums for medical and dental benefits and added ESOP expense caused by the increase in the market value of the Company’s stock; higher occupancy costs; higher contributions expense as a result of no longer having a mutual holding company structure; and a Delaware franchise tax. Partly offsetting these increases was a reduction in data processing expenses due primarily to consolidation of customer accounts.

Income Taxes

The effective income tax rate on earnings, excluding the effect of the retroactive REIT assessment, increased from 36.0% in the 2002 quarter to 39.5% in the 2003 quarter. The higher rate, which resulted from the change in the tax treatment of REITS described more fully in note 8 of the notes to unaudited consolidated financial statements on page 10 herein, is expected to continue throughout 2003.

The inability to deduct dividends received from the Company’s REIT subsidiary and the accrual of interest on state taxes not yet paid resulted in an after-tax charge of $302,000 in the 2003 first quarter. It is expected that net income during the remainder of 2003 will likewise be reduced by approximately $300,000 per quarter.

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

At March 31, 2003, interest-earning assets maturing or repricing within one year amounted to $567.6 million and interest-bearing liabilities maturing or repricing within one year (net of an interest rate swap agreement) amounted to $438.7 million, resulting in a cumulative one year positive gap position of $128.9 million, or 9.1% of total assets. At December 31, 2002, the Company had a positive one year cumulative gap position of $186.4 million, or 13.1% of total assets. The change in the one year gap position at March 31, 2003 compared to December 31, 2002 resulted primarily from use of short-term investments to fund loan growth.

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

During the past few years, the combination of low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in little growth or a net decline in deposits in certain periods. During 2002 and the first quarter of 2003, deposits have increased in part because of concern by the public regarding the downward trend in the stock market. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2003 amounted to $123.9 million compared to $124.9 million at December 31, 2002.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within ninety days. At March 31, 2003, such assets amounted to $173.3 million, or 12.2% of total assets.

At March 31, 2003, Brookline exceeded all regulatory capital requirements. At that date, its leverage capital was $413.6 million, or 33.7% of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank’s supervisory rating.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (page 17 herein) and pages 11 through 14 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2002.

For quantitative information about market risk, see pages 11 through 14 of the Company’s 2002 Annual Report.

Item 4. Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 11                                             Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, note 1, on page 8 herein.

Exhibit 99.1                                    Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is filed as part of this report and is included herein.

Reports on Form 8-K

A Form 8-K was filed on January 17, 2003 to report a change in the outside accounting firm engaged to audit the Company’s consolidated financial statements as of and for the year ending December 31, 2003.

A Form 8-K was filed on March 5, 2003 to report a tax liability emanating from a change in Massachusetts law. Information regarding this matter is also included in note 8 of the Notes to Consolidated Financial Statements on page 10 herein. The 8-K also referred to the filing with the Office of Thrift Supervision of a notice of the Company’s intention to repurchase up to 5.0% of its common stock.

A Form 8-K was filed on March 6, 2003 regarding receipt from the Office of Thrift Supervision of non-objection to the Company’s intent to repurchase up to 5.0% (or up to 2,937,532 shares) of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 8, 2003	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 8, 2003	By:	/s/ Paul R. Bechet
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

May 8, 2003	/s/ Richard P. Chapman, Jr.
Date	Richard P. Chapman, Jr.
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

May 8, 2003	/s/ Paul R. Bechet
Date	Paul R. Bechet
Chief Financial Officer