Form 10-Q
period 2003-06-30
BROOKLINE BANCORP INC
filed 2003-08-12
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock, $0.01 par value – 57,643,737 shares outstanding as of August 11, 2003.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$12,870	$13,571
Short-term investments	90,841	224,897
Securities available for sale	342,964	361,049
Securities held to maturity (market value of $1,597 and $4,944, respectively)	1,548	4,861
Restricted equity securities	9,423	9,423
Loans, excluding money market loan participations	951,489	803,425
Money market loan participations	—	4,000
Allowance for loan losses	(15,811)	(15,052)
Net loans	935,678	792,373
Other investment	3,969	3,979
Accrued interest receivable	5,377	5,224
Bank premises and equipment, net	2,533	1,813
Prepaid income taxes	1,376	—
Deferred tax asset	7,212	5,779
Other assets	417	388
Total assets	$1,414,208	$1,423,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$662,754	$649,325
Borrowed funds	123,738	124,900
Mortgagors’ escrow accounts	4,361	4,256
Income taxes payable	—	4,970
Accrued expenses and other liabilities	8,512	7,525
Total liabilities	799,365	790,976

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 58,953,804 shares and 58,714,948 shares issued, respectively	589	587
Additional paid-in capital	451,151	449,254
Retained earnings, partially restricted	182,584	185,788
Accumulated other comprehensive income	2,673	4,155
Treasury stock, at cost - 1,335,299 shares and 170,299 shares, respectively	(17,017)	(1,944)
Unearned compensation - recognition and retention plan	(588)	(741)
Unallocated common stock held by ESOP - 834,362 shares and 865,364 shares, respectively	(4,549)	(4,718)
Total stockholders’ equity	614,843	632,381
Total liabilities and stockholders’ equity	$1,414,208	$1,423,357

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)
Interest income:
Loans, excluding money market loan participations	$13,914	$14,392	$27,169	$28,831
Money market loan participations	4	47	17	84
Debt securities	910	2,560	4,163	4,870
Marketable equity securities	96	138	208	269
Restricted equity securities	71	87	147	170
Short-term investments	350	462	928	813
Total interest income	15,345	17,686	32,632	35,037

Interest expense:
Deposits	3,224	4,091	6,666	8,166
Borrowed funds	1,409	2,666	2,830	5,271
Total interest expense	4,633	6,757	9,496	13,437
Net interest income	10,712	10,929	23,136	21,600
Provision (credit) for loan losses	360	—	735	(100)
Net interest income after provision (credit) for loan losses	10,352	10,929	22,401	21,700

Non-interest income:
Fees and charges	714	448	1,260	816
Gains on securities, net	181	312	508	1,235
Swap agreement market valuation credit (charge)	18	(117)	37	(64)
Other income	181	158	248	318
Total non-interest income	1,094	801	2,053	2,305

Non-interest expense:
Compensation and employee benefits	2,422	2,131	4,815	4,214
Occupancy	443	275	781	562
Equipment and data processing	776	680	1,403	1,383
Advertising and marketing	188	175	375	337
Other	751	386	1,339	870
Total non-interest expense	4,580	3,647	8,713	7,366

Income before income taxes	6,866	8,083	15,741	16,639

Income tax expense:
Provision for income taxes	2,906	2,952	6,414	6,029
Retroactive (credit) assessment related to REIT	(2,727)	—	2,788	—
Total income tax expense	179	2,952	9,202	6,029

Net income	$6,687	$5,131	$6,539	$10,610

Earnings per common share:
Basic	$0.12	$0.09	$0.11	$0.18
Diluted	0.12	0.09	0.11	0.18

Weighted average common shares outstanding during the period:
Basic	56,599,521	57,530,747	57,031,545	57,493,593
Diluted	57,575,487	58,538,741	57,995,708	58,316,740

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)

Net income	$6,687	$5,131	$6,539	$10,610

Other comprehensive income, net of taxes:
Unrealized holding gains (loss)	(907)	5,355	(1,919)	6,374
Income tax expense (benefit)	(416)	1,985	(763)	2,334
Net unrealized holding gains (loss)	(491)	3,370	(1,156)	4,040

Less reclassification adjustment for gains included in net income:
Realized gains	181	312	508	1,235
Income tax expense	65	112	182	443
Net reclassification adjustment	116	200	326	792

Net other comprehensive gain (loss)	(607)	3,170	(1,482)	3,248

Comprehensive income	$6,080	$8,301	$5,057	$13,858

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2003 and 2002 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,445

Net income	—	—	10,610	—	—	—	—	10,610

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	3,248	—	—	—	3,248

Common stock dividend of $0.146 per share	—	—	(3,502)	—	—	—	—	(3,502)

Proceeds from exercise of stock options (73,469 shares)	—	264	—	—	—	—	—	264

Compensation under recognition and retention plan	—	—	—	—	—	81	—	81

Common stock held by ESOP committed to be released (31,847 shares)	—	127	—	—	—	—	174	301

Balance at June 30, 2002	$297	$141,412	$184,275	$9,968	$(33,813)	$(822)	$(4,870)	$296,447

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

Net income	—	—	6,539	—	—	—	—	6,539

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,482)	—	—	—	(1,482)

Common stock dividend of $0.17 per share	—	—	(9,743)	—	—	—	—	(9,743)

Proceeds from exercise of stock options (238,856 shares)	2	1,278	—	—	—	—	—	1,280

Income tax benefit from exercise of non-incentive stock options	—	464	—	—	—	—	—	464

Treasury stock purchases (1,165,000 shares)	—	—	—	—	(15,073)	—	—	(15,073)

Recognition and retention shares forfeited	—	(87)	—	—	—	87	—	—

Income tax benefit from dividend paid to ESOP participants	—	3	—	—	—	—	—	3

Compensation under recognition and retention plan	—	—	—	—	—	66	—	66

Common stock held by ESOP committed to be released (31,002 shares)	—	239	—	—	—	—	169	408

Balance at June 30, 2003	$589	$451,151	$182,584	$2,673	$(17,017)	$(588)	$(4,549)	$614,843

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net income	$6,539	$10,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	735	(100)
Compensation under recognition and retention plan	66	81
Release of ESOP shares	408	300
Depreciation and amortization	303	271
Amortization, net of accretion, of securities premiums and discounts	4,402	439
Amortization (accretion) of deferred loan origination costs (fees)	179	(82)
Net gains from sales and repayment of securities	(508)	(1,235)
Equity interest in earnings of other investment	(233)	(306)
Swap agreement market valuation (credit) charge	(37)	64
Deferred income taxes	(488)	398
Increase in:
Accrued interest receivable	(153)	(941)
Prepaid income taxes	(1,376)	—
Other assets	(29)	(270)
Increase (decrease) in:
Income taxes payable	(4,970)	2,139
Accrued expenses and other liabilities	1,024	(694)
Net cash provided from operating activities	5,862	10,674

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	2,081	1,788
Proceeds from redemptions and maturities of securities available for sale	88,139	28,460
Proceeds from redemptions and maturities of securities held to maturity	3,311	2,692
Purchase of securities available for sale	(78,454)	(84,269)
Purchase of Federal Home Loan Bank of Boston stock	—	(142)
Net increase in loans	(148,278)	9,037
Proceeds from sales of participations in loans	59	375
Purchase of bank premises and equipment	(1,023)	(176)
Distribution from other investment	243	69
Net cash used for investing activities	(133,922)	(42,166)

	Six months ended June 30,
	2003	2002
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$34,627	$14,882
Increase (decrease) in certificates of deposit	(21,198)	35,986
Proceeds from Federal Home Loan Bank of Boston advances	—	4,000
Repayment of Federal Home Loan Bank of Boston advances	(1,162)	(3,329)
Increase (decrease) in mortgagors’ escrow accounts	105	(150)
Proceeds from exercise of stock options	1,280	264
Income tax benefit from exercise of non-incentive stock options and dividend paid to ESOP participants	467	—
Purchase of treasury stock	(15,073)	—
Stock offering subscription proceeds	—	351,946
Payment of dividends on common stock	(9,743)	(3,502)
Net cash (used for) provided from financing activities	(10,697)	400,097

Net increase (decrease) in cash and cash equivalents	(138,757)	368,605
Cash and cash equivalents at beginning of period	242,468	88,715
Cash and cash equivalents at end of period	$103,711	$457,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$9,500	$13,241
Income taxes	15,471	3,491

See accompanying notes to the unaudited consolidated financial statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six months ended June 30, 2003 and 2002

(unaudited)

(1)                                 Basis of Presentation (Dollars in thousands)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform to current period presentation.

Critical Accounting Policies

Allowance for Loan Losses

The Company’s accounting policy relating to the allowance for loan losses is based on management’s estimate of probable known and inherent credit losses existing in the loan portfolio. The allowance is established through provisions for loan losses charged to income. Loans are charged off against the allowance when the collectibility of principal is unlikely. Recoveries of loans previously charged off are credited to the allowance.

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

A loan loss provision is being established over the average life of indirect auto loans rather than at the time of origination.  The allowance was $101,000 as of June 30, 2003.  Loans delinquent over 30 days on June 30, 2003 amounted to $73,000 or 0.09% of the portfolio.

Premiums and Discounts on Debt Securities

Premiums and discounts on debt securities are amortized to expense and accreted to income over the life of the related debt security using the interest method. Premiums paid and discounts resulting from purchases of collateralized mortgage obligations (“CMOs”) and pass-through mortgage-backed securities (collectively referred to as “mortgage securities”) are amortized to expense and accreted to income over the estimated life of the mortgage securities using the interest method. At the time of purchase, the estimated life of mortgage securities is based on anticipated future prepayments of loans underlying the mortgage securities. The anticipated prepayments take into consideration several factors including the interest rates of the underlying loans, the contractual repayment terms of the underlying loans, the priority rights of the investor to the cash flow from the mortgage securities, the current and projected interest rate environment, and other economic conditions.

When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield been applied since purchase. The unamortized premium or discount is adjusted to the new balance with a corresponding charge or credit to interest income.

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

On a pro forma basis, had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards made under the plan, consistent with SFAS No. 123, the Company’s net income and earnings per share for the three months and six months ended June 30, 2003 and 2002 would have been reduced as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)

Net income:
As reported	$6,687	$5,131	$6,539	$10,610
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(76)	(116)	(202)	(277)
Pro forma	$6,611	$5,015	$6,337	$10,333

Weighted average shares:
Basic	56,599,521	57,530,747	57,031,545	57,493,593
Effect of dilutive stock options	975,966	1,007,994	964,163	823,147
Diluted	57,575,487	58,538,741	57,995,708	58,316,740

Basic earnings per share:
As reported	$0.12	$0.09	$0.11	$0.18
Pro forma	0.12	0.09	0.11	0.18

Diluted earnings per share:
As reported	$0.12	$0.09	$0.11	$0.18
Pro forma	0.11	0.09	0.11	0.18

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

(2)                                 Corporate Structure and Stock Offering (Dollars in thousands except per share amounts)

On April 4, 2002, the Boards of Directors of Brookline Bancorp, MHC (the “MHC”), Brookline Bancorp, Inc. (the “Company”) and Brookline Savings Bank (“Brookline”) adopted a Plan of Conversion and Reorganization to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC’s ownership interest in the Company would be sold to investors.  In January 2003, Brookline Savings Bank changed its name to Brookline Bank.

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

(3)                                 Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$43,552	$1,201	$—	$44,753
Corporate obligations	24,760	400	10	25,150
Collateralized mortgage obligations issued by U.S. Government agencies	230,967	83	1,462	229,588
Mortgage-backed securities issued by U.S. Government agencies	30,995	350	—	31,345
Total debt securities	330,274	2,034	1,472	330,836
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,513	3,618	3	7,128
Total securities available for sale	$338,787	$5,652	$1,475	$342,964

Securities held to maturity:
Corporate obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	798	49	—	847
Total securities held to maturity	$1,548	$49	$—	$1,597

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$43,698	$1,497	$—	$45,195
Corporate obligations	21,079	343	40	21,382
Collateralized mortgage obligations issued by U.S. Government agencies	266,874	1,340	368	267,846
Mortgage-backed securities issued by U.S. Government agencies	12,707	81	—	12,788
Total debt securities	344,358	3,261	408	347,211
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	5,087	3,892	141	8,838
Total securities available for sale	$354,445	$7,153	$549	$361,049

Securities held to maturity:
Corporate obligations	$3,751	$21	$—	$3,772
Mortgage-backed securities issued by U.S. Government agencies	1,110	62	—	1,172
Total securities held to maturity	$4,861	$83	$—	$4,944

(4)                                 Loans (Dollars in thousands)

A summary of loans follows:

	June 30, 2003	December 31, 2002

Mortgage loans:
One-to-four family	$128,465	$134,445
Multi-family	351,846	324,755
Commercial real estate	316,323	281,952
Construction and development	20,633	16,691
Home equity	13,953	10,802
Second	40,523	36,323
Total mortgage loans	871,743	804,968
Commercial loans	35,959	35,096
Indirect auto loans	84,385	—
Other consumer loans	2,804	3,409
Total gross loans	994,891	843,473
Unadvanced funds on loans	(45,868)	(39,684)
Deferred loan origination costs (fees)	2,466	(364)
Loans, excluding money market loan participations	951,489	803,425
Money market loan participations	—	4,000
	$951,489	$807,425

(5)                                 Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30, 2003	December 31, 2002

Demand checking accounts	$33,174	$18,661
NOW accounts	58,570	78,465
Savings accounts	22,513	15,065
Money market savings accounts	300,437	267,876
Certificate of deposit accounts	248,060	269,258
Total deposits	$662,754	$649,325

(6)                                 Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 2003 and December 31, 2002, such taxes amounted to $1,504 and $2,449, respectively.

(7)                                 Commitments and Swap Agreement (Dollars in thousands)

At June 30, 2003, the Company had outstanding commitments to originate loans of $57,943, $35,974 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $19,749, of which $13,651 were equity lines of credit.

Brookline entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, Brookline pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. Brookline entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months and six months ended June 30, 2003 and 2002 was $59, $51, $115 and $101, respectively.

Changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. For the three months and six months ended June 30, 2003 and 2002, $18, ($117), $37 and ($64), respectively, were (charged) credited to pre-tax earnings.

(8)                                 Dividend Declaration

On July 17, 2003, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock and an extra dividend of $0.20 per share of common stock to shareholders of record as of July 31, 2003 and payable on August 15, 2003.

(9)                                 1999 Stock Option Plan

Activity under the Company’s 1999 Stock Option Plan for the six months ended June 30, 2003 was as follows:

Options outstanding at January 1, 2003	2,411,000
Options granted at $12.91 per share	40,000
Options exercised at $4.944 per share	(200,584)
Options exercised at $7.517 per share	(38,272)
Options outstanding at June 30, 2003	2,212,144

Exercisable at June 30, 2003:
at $4.944 per share	1,703,115
at $11.00 per share	5,393
1,708,508

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expires or is terminated unexercised will again be available for issuance under the Stock Option Plan. Options awarded vest over periods ranging from less than six months through five years. As of June 30, 2003, 242,042 options remain available for award under the Stock Option Plan.

(10)     Income Taxes (Dollars in thousands)

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline, owns 99.9% of Brookline Preferred Capital Corporation (“BPCC”), a real estate investment trust. In 2002, Associates received from the Department of Revenue of the Commonwealth of Massachusetts (“DOR”) Notices of Assessments for state excise taxes of $3,930 plus interest of $811. The assessments were based on a desk review of the financial institution excise returns filed by Associates for its 1999, 2000 and 2001 tax years. It was expected that the DOR would submit another Notice of Assessment for state excise taxes for the 2002 tax year and it was estimated that such assessment would amount to $3,748. The DOR contended that dividend distributions from a real estate investment trust (“REIT”) are not deductible in determining Massachusetts taxable income. Associates believes that the Massachusetts statute that provides for a dividend received deduction equal to 95% of certain dividend distributions applies to the distributions made by BPCC to Associates. Accordingly, the Company made no provision in its consolidated financial statements through December 31, 2002 for the amounts assessed or additional amounts that might be assessed that relate to the years 1999 through 2002.

On March 5, 2003, the Governor of the Commonwealth of Massachusetts signed a law denying dividend received deductions for dividend distributions from REITs in determining Massachusetts taxable income. The law not only disallows dividend received deductions for the year 2003 and thereafter, but also disallows dividend received deductions retroactively to tax years beginning in 1999. While the Company evaluated whether to challenge the constitutionality of the retroactive legislation and intended to continue to appeal the Notices of Assessment it received from the Massachusetts Department of Revenue, it was obliged under U.S. generally accepted accounting principles to provide for the taxes and interest resulting from the new law at the time of its enactment. Accordingly, $8,580 ($5,515 on an after-tax basis) was charged to earnings in the three month period ended March 31, 2003 to recognize the liabilities for taxes and interest resulting from the retroactive application of the new law to the Company=s REIT subsidiary for the years 1999 through 2002. This amount is net of federal and state income tax benefits. State excise taxes and interest payments are deductible for federal income tax purposes and interest payments are deductible for state tax purposes.

On June 23, 2003, the Company signed an agreement with the DOR settling all disputes relating to assessments and the tax treatment of the Company’s REIT subsidiary for the years 1999 through 2002. In accordance with that agreement, the Company paid $4,341 as full settlement of taxes and interest due. The difference between the liability recorded in the first quarter of 2003 and the amount of the settlement paid, net of related tax benefits ($2,727 on an after-tax basis) was credited to earnings in the three month period ended June 30, 2003.

(11)     Stockholders’ Equity (Dollars in thousands, except per share amounts)

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

Common Stock Repurchases

On March 6, 2003, the Company received non-objection from the OTS to the Company’s repurchase of up to 5%, or 2,937,532 shares, of its common stock. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company’s reorganization and stock offering, which closed on July 8, 2002. As of June 30, 2003, the Company had repurchased 1,165,000 shares at an aggregate cost of $15,073, or $12.94 per share.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

While total assets declined modestly from $1.423 billion at December 31, 2002 to $1.414 billion at June 30, 2003, loans (excluding money market loan participations) increased $148.0 million, or 18.4%, to $951.5 million at June 30, 2003.

The Company commenced originating indirect automobile loans in February 2003. At March 31, 2003 and June 30, 2003, total indirect automobile loans outstanding were $13.0 million and $84.4 million, respectively. The Company is doing business with over 80 dealerships. The average credit score of loans originated in 2003 is in excess of 725 and the total of loans originated with credit scores below 660 is less than 10%. The total of loans delinquent over 30 days at June 30, 2003 was $73,000, or 0.09% of the indirect automobile loan portfolio. The Company expects the total of indirect automobile loan originations in 2003 to be in the range of $175 million to $200 million and a modest contribution to the Company’s net earnings in the second half of 2003 from the indirect automobile lending business.

Since December 31, 2002, gross mortgage loans increased $66.8 million, or 8.3%, to $871.7 million at June 30, 2003. Of the increase, $39.0 million occurred in the second quarter of 2003. Most of the growth since the beginning of the year was in the commercial real estate segment ($34.4 million) and the multi-family real estate segment ($27.0 million) and was partly attributable to a program available in the first quarter of 2003 that offered discounted rates on selected new loans. The discounted rates exceeded rates that otherwise would have been earned on the Company’s excess liquidity carried over from the stock offering completed in July 2002.

Short-term investments are comprised of assets that mature within 90 days of purchase. Such assets decreased from $224.9 million at December 31, 2002 to $90.8 million at June 30, 2003 as a result of funding part of the loan growth and repurchases of the Company’s common stock.

Securities available for sale declined from $361.0 million at December 31, 2002 and $393.0 million at March 31, 2003 to $343.0 million at June 30, 2003 primarily because of a $52.1 million reduction in the carrying value of collateralized mortgage obligations and mortgage-backed securities resulting from extensive prepayment of loans underlying the securities.

Total deposits were $662.8 million at June 30, 2003 compared to $649.3 million at December 31, 2002, an increase of $13.4 million, or 2.1%. Between those dates, transaction deposit accounts increased $34.6 million, or 9.1%, and certificates of deposit decreased $21.2 million, or 7.9%. The changes were attributable to marketing initiatives and continuation of a low interest rate environment. Depositors tend to place their funds in transaction accounts rather than term certificates of deposit when interest rates are at low levels.

Total stockholders’ equity declined from $632.4 million at December 31, 2002 to $614.8 million at June 30, 2003 primarily as a result of the repurchase of 1,165,000 shares of the Company’s common stock at a total cost of $15.1 million and payment of cash dividends to stockholders in excess of net income ($9.7 million less $6.5 million, or $3.2 million). During the first half of 2003, 238,856 options were exercised resulting in capital proceeds of $1.3 million.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)

Non-accrual loans:
One-to-four family mortgage loan	$3	$—
Commercial real estate loans	20	—
Consumer loans	6	5
Total non-performing assets	$29	$5

Restructured loans	$—	$—

Allowance for loan losses	$15,811	$15,052

Allowance for loan losses as a percent of total loans	1.66%	1.86%
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.66%	1.87%
Non-accrual loans as a percent of total loans	—	—
Non- performing assets as a percent of total assets	—	—

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. Impaired loans (excluding non-accrual loans) amounted to none at June 30, 2003 and $52,000 at December 31, 2002. None of the impaired loans at December 31, 2002 required a specific allowance for impairment due primarily to prior charge-offs and the sufficiency of collateral values.

During the six months ended June 30, 2003 and 2002, recoveries of loans previously charged off amounted to $42,000 and $24,000, respectively, and loan charge-offs were $15,000 and $11,000, respectively. The Company increased its allowance for loan losses by charging $735,000 to earnings in the six months ended June 30, 2003 and decreased its allowance for loan losses by crediting $100,000 to earnings in the six months ended June 30, 2002. The charge to earnings in the 2003 period was attributable to growth in loans outstanding during that period. The credit to earnings in the 2002 period was attributable to a $9.3 million decline in loans outstanding and net loan recoveries during that period. While management believes that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

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

Net income was $6.7 million, or $0.12 per share (on a basic and diluted basis), for the three months ended June 30, 2003 compared to $5.1 million, or $0.09 per share (on a basic and diluted basis), for the three months ended June 30, 2002. The 2003 quarter included an after-tax credit of $2.7 million, or $0.05 per share, resulting from settlement of all disputes relating to assessments and the tax treatment of the Company’s real estate investment trust (“REIT”) subsidiary for the years 1999 through 2002. See note 10 of the notes to unaudited consolidated statements on page 13 herein for more information regarding this matter.

Excluding the credit resulting from settlement of the REIT tax matter mentioned in the preceding paragraph, net income in the 2003 quarter was $1.2 million less than net income in the 2002 quarter. The decline was attributable primarily to a $1.7 million ($977,000 on an after-tax basis) write-down of unamortized premiums paid in purchasing collateralized mortgage obligations and pass-through mortgage-backed securities (collectively “mortgage securities”). Unprecedented prepayment of loans underlying the mortgage securities shortened the estimated life of the securities significantly, thus necessitating accelerated expensing of part of the premiums paid to purchase the securities. Continuation of unprecedented prepayment of loans underlying the mortgage securities could require further write-downs of unamortized premiums in the future. The total of unamortized premiums on mortgage securities at June 30, 2003 was $4.4 million, $3.6 million of which relates to the Company’s $231 million portfolio of collateralized mortgage obligations (“CMOs”) and $745,000 of which relates to the Company’s $29 million portfolio of ten year mortgage-backed securities. The estimated remaining average lives of the CMO portfolio and the ten year mortgage-backed securities portfolio at June 30, 2003 were approximately eleven months and thirty-five months, respectively. Of the $4.4 million of total unamortized premiums at June 30, 2003, $2.1 million is scheduled to amortize in the second half of 2003.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the three months ended June 30, 2003 and 2002. The average yields and costs were derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances were derived from daily average balances. The yields and costs include fees which are considered adjustments to yields.

	Three months ended June 30,
	2003			2002
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$120,409	$350	1.17%	$106,811	$462	1.73%
Debt securities (2) (4)	365,122	914	1.00	198,264	2,561	5.17
Equity securities (2)	21,241	202	3.81	29,229	273	3.74
Mortgage loans (3)	815,533	12,873	6.31	794,721	13,934	7.01
Money market loan participations	1,132	4	1.42	9,998	47	1.89
Other commercial loans (3)	23,961	352	5.88	28,208	387	5.49
Consumer loans (3)	2,999	57	7.60	3,197	71	8.88
Indirect automobile loans (3)	56,441	632	4.49	—	—	—
Total interest-earning assets	1,406,838	15,384	4.38	1,170,428	17,735	6.06
Allowance for loan losses	(15,594)			(15,280)
Non-interest earning assets	28,596			34,045
Total assets	$1,419,840			$1,189,193

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$60,962	26	0.17%	$75,993	93	0.49%
Savings accounts (5)	20,777	38	0.73	15,014	39	1.04
Money market savings accounts	294,448	1,214	1.65	263,930	1,158	1.76
Certificate of deposit accounts	257,248	1,946	3.03	278,503	2,679	3.86
Total deposits	633,435	3,224	2.04	633,440	3,969	2.51
Borrowed funds	123,804	1,409	4.50	179,131	2,666	5.89
Total deposits and borrowed funds	757,239	4,633	2.45	812,571	6,635	3.28
Stock offering proceeds	—	—	—	47,810	122	1.02
Total interest bearing liabilities	757,239	4,633	2.45	860,381	6,757	3.15
Non-interest-bearing demand checking accounts	28,494			18,292
Other liabilities	20,730			17,878
Total liabilities	806,463			896,551
Stockholders’ equity	613,377			292,642
Total liabilities and stockholders’ equity	$1,419,840			$1,189,193
Net interest income (tax equivalent basis)/interest rate spread (6)		10,751	1.93%		10,978	2.91%
Less adjustment of tax exempt income		39			49
Net interest income		$10,712			$10,929
Net interest margin (7)			3.06%			3.74%

(1)	Tax exempt income on equity securities is included on a tax equivalent basis.
(2)	Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3)	Loans on non-accrual status are included in average balances.
(4)

Included in interest income in the 2003 period is $1,680 of premium write-down on the CMO portfolio. Excluding the write-down, the average yield for the 2003 period would have been 2.84% for debt securities and 4.85% for total interest earning assets.

(5)	Savings accounts include mortgagors’ escrow accounts.

(6)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $236.4 million, or 20.2%, higher in the 2003 quarter than in the 2002 quarter primarily as a result of completion of the Company’s stock offering and reorganization from a mutual holding company structure in July 2002. The net proceeds from the stock offering exceeded $332 million. Most of the proceeds were immediately placed in short-term investments and, thereafter, were gradually reinvested in higher yielding investment securities with maturities in the two to four year range and used to fund indirect automobile loan originations.

Interest Rate Spread. Interest rate spread is the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Interest rates are influenced by the actions of the Federal Reserve in establishing the benchmark federal funds rate for overnight borrowings between banks. During 2001, the Federal Reserve cut the federal funds rate eleven times for an aggregate reduction of 475 basis points (4.75%). Those actions represented the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the resulting rate at the end of 2001 (1.75%) was the lowest rate in over forty years. The rate was cut another 50 basis points to 1.25% on November 6, 2002 and another 25 basis points to 1.00% on June 25, 2003. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company’s loans, investments, deposits and borrowed funds.

Interest rate spread declined from 2.91% in the 2002 quarter to 1.93% in the 2003 quarter. The decline was due in part to the $1.7 million write-down of premiums on mortgage securities previously mentioned herein. Without the write-down, interest rate spread in the 2003 quarter would have been 2.40%. The remainder of the decline was caused by the interest rate reductions described in the preceding paragraph. Such reductions resulted in a more significant drop in average rates earned on assets than in average rates paid on liabilities.

Net Interest Margin.  Net interest margin represents net interest income (on a tax equivalent basis) divided by average interest-earning assets. The margin declined from 3.74% in the 2002 quarter to 3.06% in the 2003 quarter primarily because of the factors referred to in the preceding paragraph.

Since a significant part of the Company’s assets are funded by stockholders’ equity for which there is no interest cost, a decline in asset yield of the magnitude experienced over the past two years has had a significant negative effect on net interest income and net interest margin. Average stockholders’ equity as a percent of total average interest-earning assets was 43.6% in the 2003 quarter and 25.0% in the 2002 quarter.

Interest Income

Total interest income was $2.3 million lower in the 2003 quarter than in the 2002 quarter due primarily to the $1.7 million write-down of premiums on mortgage securities previously mentioned. Excluding the write-down, total interest income was less by $661,000, or 3.7%. The income resulting from the additional $236.4 million of average interest-earning assets in the 2003 quarter compared to the 2002 quarter was more than offset by the decline in overall asset yield from 6.06% in the 2002 quarter to 4.38% in the 2003 quarter (4.85% excluding the effect of the premium write-down).

Despite a $72.8 million, or 8.8%, increase in total average loans outstanding (excluding money market loan participations) between the 2002 and 2003 quarters, total interest income on loans (excluding money market loan participations) declined $478,000, or 3.3% between the two quarters. The decline resulted primarily from (1) a reduction in the average yield earned on mortgage loans from 7.01%% to 6.31% caused by extensive refinancing of existing loans and the origination of new loans at lower rates and (2) the 4.49% average rate earned on the indirect automobile loan portfolio in the 2003 quarter.

The average rate earned on short-term investments was 1.17% in the 2003 quarter compared to 1.73% in the 2002 quarter. The average rate earned on debt securities declined from 5.17% in the 2002 quarter to 1.00% in the 2003 quarter (2.84% excluding the effect of the premium write-down). Rates on short-term investments and debt securities are influenced by movements in the federal funds rate established by the Federal Reserve. As previously mentioned, such rates declined significantly over the past two years.

Interest Expense

Interest expense on deposits was $3.2 million in the 2003 quarter, a 21.2% decrease from the $4.1 million expended in the 2002 quarter. The decrease was attributable to a decline in the average rate paid on deposits from 2.51% in the 2002 quarter to 2.04% in the 2003 quarter.

Average borrowings from the Federal Home Loan Bank of Boston (“FHLB”) decreased from $179.1 million in the 2002 quarter to $123.8 million in the 2003 quarter and the average rates paid on those balances were 5.89% and 4.50%, respectively. The changes resulted primarily from the prepayment of borrowings from the FHLB ($10 million in the third quarter of 2002 and $35 million in the fourth quarter of 2002) and refinancing of an additional $65 million of FHLB borrowings in the fourth quarter of 2002 at lower borrowing rates.

Provision for Loan Losses

A $360,000 provision for loan losses was charged to earnings in the 2003 quarter primarily because of growth in the loan portfolio. There was no provision for loan losses in the 2002 quarter because of the lack of loan growth during that quarter and continuation of a minimum amount of problem loans.

Non-Interest Income

Fees and charges increased from $448,000 in the 2002 quarter to $714,000 in the 2003 quarter as a result of higher fees from mortgage loan prepayments ($187,000 to $339,000) and higher deposit account service fees ($212,000 to $314,000). The Company accounts for its outstanding swap agreement on a fair value basis. As a result, $18,000 was credited to earnings in the 2003 quarter and $117,000 was charged to expense in the 2002 quarter. Gains on securities declined from $312,000 in the 2002 quarter to $181,000 in the 2003 quarter. An investment in a utility company marketable equity security was written down by $175,000 in the 2003 quarter to recognize an other than temporary impairment in the value of the security.

Non-Interest Expense

Non-interest expense increased $933,000, or 25.6%, in the 2003 quarter compared to the 2002 quarter. The increase was attributable to expense related to commencement of indirect automobile lending activities in 2003 ($304,000); higher personnel costs ($180,000, or 8.4%) due to expanded staff, higher premiums for medical and dental benefits and added ESOP expense caused by the increase in the market value of the Company’s stock; higher occupancy costs, higher contributions expense as a result of no longer having a mutual holding company structure; higher professional fees (partly due to settlement of the REIT tax matter); higher public company related expenses; and a Delaware franchise tax resulting from the corporate reorganization completed in July 2002. Partly offsetting these increases was a reduction of $56,000, or 11.0%, in data processing expense due primarily to consolidation of customer accounts.

Income Taxes

The effective income tax rate on earnings, excluding the effect of the settlement of the REIT tax matter, increased from 36.5% in the 2002 quarter to 42.3% in the 2003 quarter. The higher rate resulted primarily because of the loss of the favorable tax treatment previously applied to the activities of the Company’s REIT subsidiary.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

General

Net income for the six months ended June 30, 2003 was $6.5 million, or $0.11 per share (on a basic and diluted basis), compared to $10.6 million, or $0.18 per share (on a basic and diluted basis), for the six months ended June 30, 2002. The 2003 period included a $2.8 million, or $0.05 after-tax net charge to earnings resulting from the settlement of the REIT tax matter. (See note 10 of the notes to unaudited consolidated financial statements on page 13 herein for more information regarding this matter). Excluding that charge, net income was $1.3 million, or 12.1%, less in the 2003 period than in the 2002 period. The decline was attributable primarily to the $1.7 million ($977,000 on an after-tax basis) write-down of unamortized premiums on mortgage securities charged to earnings in the second quarter of 2003.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the six months ended June 30, 2003 and 2002. Average balances were derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Six months ended June 30,
	2003			2002
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$155,613	$927	1.20%	$94,632	$813	1.72%
Debt securities (2) (4)	368,126	4,167	2.26	178,294	4,870	5.46
Equity securities (2)	22,052	431	3.92	28,116	537	3.82
Mortgage loans (3)	804,413	25,692	6.39	790,945	27,891	7.05
Money market loan participations	2,519	17	1.36	8,933	84	1.88
Other commercial loans (3)	23,400	696	5.95	29,883	797	5.33
Consumer loans (3)	3,151	121	7.68	3,173	143	9.01
Indirect automobile loans (3)	29,988	661	4.44	—	—	—
Total interest-earning assets	1,409,262	32,712	4.64	1,133,976	35,135	6.20
Allowance for loan losses	(15,392)			(15,291)
Non-interest earning assets	27,845			31,254
Total assets	$1,421,715			$1,149,939

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$63,088	62	0.20%	$74,340	182	0.49%
Savings accounts (5)	18,895	73	0.78	14,466	81	1.12
Money market savings accounts	286,385	2,457	1.73	263,048	2,447	1.86
Certificate of deposit accounts	261,371	4,074	3.14	269,721	5,334	3.96
Total deposits	629,739	6,666	2.13	621,575	8,044	2.59
Borrowed funds (6)	123,945	2,805	4.50	179,009	5,271	5.89
Total deposits and borrowed funds	753,684	9,471	2.53	800,584	13,315	3.33
Stock offering proceeds	—	—	—	24,037	122	1.02
Total interest bearing liabilities	753,684	9,471	2.53	824,621	13,437	3.26
Non-interest-bearing demand checking accounts	27,759			18,146
Other liabilities	18,537			16,909
Total liabilities	799,980			859,676
Stockholders’ equity	621,735			290,263
Total liabilities and stockholders’ equity	$1,421,715			$1,149,939
Net interest income (tax equivalent basis)/interest rate spread (7)		23,241	2.11%		21,698	2.94%
Less adjustment of tax exempt income		80			98
Net interest income		$23,161			$21,600
Net interest margin (8)			3.29%			3.83%

(1)	Tax exempt income on equity securities is included on a tax equivalent basis.
(2)	Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
(3)	Loans on non-accrual status are included in average balances.
(4)

Included in interest income in the 2003 period is $1,695 of premium write-down on the CMO portfolio. Excluding the write-down, the average yield for the 2003 period would have been 3.18% for debt securities and 4.88% for total interest-earning assets.

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

Average earning assets were $275.3 million, or 24.3%, higher in the 2003. due to receipt and investment of the proceeds from the stock offering completed in July 2002 previously discussed in the Average Balance Sheets and Interest Rates section on page 19 herein.

Interest rate spread declined from 2.94% in the 2002 period to 2.11% in the 2003 period and net interest margin declined from 3.83% to 3.29% in the same periods. The reasons for the changes are the same as those stated in the Interest Rate Spread and Net Interest Margin sections on page 19 herein.

Interest Income

Total interest income was $32.6 million in the 2003 period compared to $35.0 million in the 2002 period. Much of the decline was caused by the $1.7 million write-down of premiums on mortgage securities previously mentioned. Excluding the write-down, total interest income was $710,000, or 2.0%, less in the 2003 period than in the 2002 period. The income resulting from the additional $275.3 million of average interest-earning assets between the two periods was more than offset by the decline in overall asset yield from 6.20% in the 2003 period to 4.64% in the 2002 period (4.88% excluding the effect of the premium write-down).

Interest income on loans, excluding money market loan participations, declined $1.7 million, or 5.8%, between the two periods as the added revenue from the $37.0 million (4.5%) growth of the loan portfolio was more than offset by the effect of the reduction in the average yield on loans from 7.00% in the 2002 period to 6.31% in the 2003 period.

Changes in interest income on short-term investments and debt securities between the 2003 and 2002 periods were basically for the same reasons cited in the Interest Income section on page 19 herein.

Interest Expense

Interest expense on deposits was $6.7 million in the 2003 period, an 18.4% decrease from the $8.2 million (including $122,000 paid on balances related to the stock offering) expended in the 2002 period. The increase in expense resulting from higher average deposit balances, excluding stock offering proceeds, ($629.7 million compared to $621.6 million) was more than offset by the effect of the lower average rate paid on those deposits (2.59% compared to 2.13%).

Average borrowings from the FHLB declined from $179.0 million in the 2002 period to $123.9 million in the 2003 period primarily due to the prepayments and refinancings mentioned in the Interest Expense section of page 19 herein. The average rates paid on borrowings were 5.89% in the 2002 period and 4.50% in the 2003 period.

Provision (Credit) for Loan Losses

A $735,000 provision for loan losses was charged to earnings in the 2003 period primarily because of growth in the loan portfolio. A credit of $100,000 was taken to earnings in the 2002 period because of a $9.4 million decline in loans outstanding (excluding money market loan participations) over the first half of 2002 and recoveries on loans previously charged off.

Non-Interest Income

Fees and charges increased from $816,000 in the 2002 period to $1.3 million in the 2003 period primarily as a result of higher fees from mortgage loan prepayments ($277,000 to $517,000) and higher deposit account service fees ($438,000 to $617,000). Adjustments in the fair value of the Company’s outstanding swap agreement resulted in a $37,000 credit to earnings in the 2003 period and a $64,000 charge to earnings in the 2002 period.

Gains on securities were $508,000 in the 2003 period and $1.2 million in the 2002 period. The 2003 period included a $175,000 write-down in the carrying value of a utility company marketable equity security and the 2002 period included a gain of $495,000 resulting from full payment of a defaulted corporate bond on which the Company had charged off a like amount in 2001.

The decline in other income from $318,000 in the 2002 period to $248,000 in the 2003 period was due to less income from the Company’s equity interest in the earnings of a specialty lease financing company.

Non-Interest Expense

Of the $1.3 million, or 18.3%, increase in non-interest expense in the 2003 period compared to the 2002 period, $407,000 was attributable to commencement of indirect automobile lending activities. The remainder of the increase was due primarily to the same reasons stated in the Non-Interest Expense section on page 20 herein.

Income Taxes

The effective income tax rate on earnings, excluding the effect of the settlement of the REIT tax matter, increased from 36.2% in the 2002 period to 40.7% in the 2003 period.  The higher rate resulted primarily because of the loss of the favorable tax treatment previously applied to the activities of the Company’s REIT subsidiary.

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

At June 30, 2003, interest-earning assets maturing or repricing within one year amounted to $525.7 million and interest-bearing liabilities maturing or repricing within one year (net of a $5.0 million interest rate swap agreement) amounted to $445.5 million, resulting in a cumulative one year positive gap position of $80.2 million, or 5.7% of total assets. At December 31, 2002, the Company had a positive one year cumulative gap position of $186.4 million, or 13.1% of total assets. The change in the one year gap position at June 30, 2003 compared to December 31, 2002 resulted primarily from use of short-term investments to fund loan growth. Most of the indirect automobile loan originations in 2003 have been fixed rate installment loans payable over five years. Multi-family and commercial real estate mortgage loan originations and refinancings in 2003 have generally been underwritten at fixed rates for periods mostly in the five to seven year range. To a great extent, loan pricing and maturities are dictated by competition and market conditions.

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

During the past few years, the combination of low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in little growth or a net decline in deposits in certain periods. During 2002 and the first half of 2003, deposits increased in part because of concern by the public regarding the downward trend in the stock market. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2003 amounted to $123.7 million compared to $124.9 million at December 31, 2002.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within ninety days. At June 30, 2003, such assets amounted to $109.6 million, or 7.8% of total assets.

At June 30, 2003, Brookline exceeded all regulatory capital requirements. At that date, its leverage capital was $419.0 million, or 34.3%, of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank’s supervisory rating.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (page 23 herein) and pages 11 through 14 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 16, 2003, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three years terms and ratification of the appointment of KPMG, LLP as auditors for the Company for the year ending December 31, 2003.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Against

Election of Directors:
Oliver F. Ames	51,247,403	946,887
Dennis S. Aronowitz	52,026,104	168,186
William G. Coughlin	52,036,472	157,818
Charles H. Peck	52,036,825	157,465
Joseph J. Slotnik	51,263,010	931,280

	Number of Votes For	Number of Votes Against	Number of Votes Abstained

Ratification of appointment of auditors	51,090,029	890,442	213,816

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, Note 1, on page 9 herein.

Exhibit 31.1	Certification of President and Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of President and Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Reports on Form 8-K

A Form 8-K was filed on April 16, 2003 to furnish a copy of the press release announcing the Company’s earnings for the first quarter of 2003.

A Form 8-K was filed on June 12, 2003 to confirm that the Company was in negotiations with the Massachusetts Department of Revenue to settle a tax dispute relating to the Company’s real estate investment trust subsidiary.

A Form 8-K was filed on June 24, 2003 announcing settlement of the tax dispute relating to the Company’s real estate investment trust subsidiary, a $1.1 million pre-tax charge relating to unamortized premiums on mortgage securities and enhanced growth of the Company’s indirect automobile lending business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 12, 2003	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer