Form 10-Q
period 2003-09-30
BROOKLINE BANCORP INC
filed 2003-11-04
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common stock, $0.01 par value – 58,819,204 shares outstanding as of November 3, 2003.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.  Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$12,547	$13,571
Short-term investments	121,610	224,897
Securities available for sale	293,222	361,049
Securities held to maturity (market value of $1,450 and $4,944, respectively)	1,411	4,861
Restricted equity securities	9,423	9,423
Loans, excluding money market loan participations	1,013,764	803,425
Money market loan participations	3,000	4,000
Allowance for loan losses	(15,954)	(15,052)
Net loans	1,000,810	792,373
Other investment	4,166	3,979
Accrued interest receivable	5,046	5,224
Bank premises and equipment, net	2,763	1,813
Deferred tax asset	6,868	5,779
Other assets	593	388
Total assets	$1,458,459	$1,423,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$667,771	$649,325
Borrowed funds	170,531	124,900
Mortgagors’ escrow accounts	4,935	4,256
Income taxes payable	895	4,970
Accrued expenses and other liabilities	10,007	7,525
Total liabilities	854,139	790,976

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 58,996,410 shares and 58,714,948 shares issued, respectively	590	587
Additional paid-in capital	451,512	449,254
Retained earnings, partially restricted	170,824	185,788
Accumulated other comprehensive income	3,424	4,155
Treasury stock, at cost - 1,335,299 shares and 170,299 shares, respectively	(17,017)	(1,944)
Unearned compensation - recognition and retention plan	(548)	(741)
Unallocated common stock held by ESOP - 818,861 shares and 865,364 shares, respectively	(4,465)	(4,718)
Total stockholders’ equity	604,320	632,381
Total liabilities and stockholders’ equity	$1,458,459	$1,423,357

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Interest income:
Loans, excluding money market loan participations	$14,403	$14,215	$41,572	$43,046
Money market loan participations	7	43	25	128
Debt securities	1,750	2,455	5,912	7,324
Marketable equity securities	90	109	298	378
Restricted equity securities	71	87	219	257
Short-term investments	288	1,723	1,215	2,537
Total interest income	16,609	18,632	49,241	53,670

Interest expense:
Deposits	2,860	3,946	9,525	12,113
Borrowed funds	1,608	2,675	4,439	7,946
Total interest expense	4,468	6,621	13,964	20,059
Net interest income	12,141	12,011	35,277	33,611
Provision (credit) for loan losses	240	(50)	975	(150)
Net interest income after provision (credit) for loan losses	11,901	12,061	34,302	33,761

Non-interest income:
Fees and charges	572	378	1,832	1,195
Gains on securities, net	—	302	508	1,537
Loss from pre-payment of FHLB advances	—	(282)	—	(282)
Swap agreement market valuation credit (charge)	60	(146)	97	(210)
Other income	173	121	421	439
Total non-interest income	805	373	2,858	2,679

Non-interest expense:
Compensation and employee benefits	2,439	2,147	7,254	6,361
Occupancy	360	304	1,141	866
Equipment and data processing	879	654	2,282	2,038
Advertising and marketing	188	187	563	523
Dividend equivalent rights	361	—	361	—
Other	701	538	2,040	1,409
Total non-interest expense	4,928	3,830	13,641	11,197

Income before income taxes	7,778	8,604	23,519	25,243

Income tax expense:
Provision for income taxes	3,276	3,143	9,690	9,172
Retroactive assessment related to REIT	—	—	2,788	—
Total income tax expense	3,276	3,143	12,478	9,172

Net income	$4,502	$5,461	$11,041	$16,071

Earnings per common share:
Basic	$0.08	$0.09	$0.19	$0.28
Diluted	0.08	0.09	0.19	0.27

Weighted average common shares outstanding during the period:
Basic	56,644,208	57,583,175	56,901,014	57,523,780
Diluted	57,658,817	58,614,100	57,881,992	58,416,186

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)

Net income	$4,502	$5,461	$11,041	$16,071

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	1,164	(1,263)	(755)	5,111
Income tax expense (benefit)	(413)	438	350	(1,896)
Net unrealized holding gains (losses)	751	(825)	(405)	3,215

Less reclassification adjustment for gains included in net income:
Realized gains	—	302	508	1,537
Income tax expense	—	(108)	(182)	(551)
Net reclassification adjustment	—	194	326	986

Net other comprehensive gain (loss)	751	(1,019)	(731)	2,229

Comprehensive income	$5,253	$4,442	$10,310	$18,300

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2003 and 2002 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,445

Net income	—	—	16,071	—	—	—	—	16,071

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	2,229	—	—	—	2,229

Exercise of stock options before reorganization (33,594 shares)	1	265	—	—	—	—	—	266

Merger of Brookline Bancorp, MHC pursuant to reorganization (15,420,350 shares)	(154)	8,611	—	—	—	—	—	8,457

Treasury stock retired pursuant to reorganization (2,921,378 shares)	(29)	(33,784)	—	—	33,813	—	—	—

Exchange of common stock pursuant to reorganization (11,380,793 shares exchanged for 24,888,478 shares)	135	(144)	—	—	—	—	—	(9)

Proceeds from stock offering, net of related expenses of $4,523, and issuance of 33,723,750 shares of common stock	337	332,377	—	—	—	—	—	332,714

Exercise of stock options after reorganization (38,994 shares)	—	160	—	—	—	—	—	160

Common stock dividend of $0.231 per share	—	—	(8,409)					(8,409)

Compensation under recognition and retention plan	—	—	—	—	—	134	—	134

Common stock held by ESOP committed to be released (47,772 shares)	—	228	—	—	—	—	260	488

Balance at September 30, 2002	$587	$448,734	$184,829	$8,949	$—	$(769)	$(4,784)	$637,546

(continued)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

Net income	—	—	11,041	—	—	—	—	11,041

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(731)	—	—	—	(731)

Common stock dividend of $0.455 per share	—	—	(26,005)	—	—	—	—	(26,005)

Proceeds from exercise of stock options (281,462 shares)	3	1,487	—	—	—	—	—	1,490

Income tax benefit from exercise of non-incentive stock options	—	465	—	—	—	—	—	465

Treasury stock purchases (1,165,000 shares)	—	—	—	—	(15,073)	—	—	(15,073)

Recognition and retention shares forfeited	—	(87)	—	—	—	87	—	—

Income tax benefit from dividend paid to ESOP participants	—	3	—	—	—	—	—	3

Compensation under recognition and retention plan	—	—	—	—	—	106	—	106

Common stock held by ESOP committed to be released (46,503 shares)	—	390	—	—	—	—	253	643

Balance at September 30, 2003	$590	$451,512	$170,824	$3,424	$(17,017)	$(548)	$(4,465)	$604,320

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net income	$11,041	$16,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	975	(150)
Compensation under recognition and retention plan	106	134
Release of ESOP shares	643	488
Depreciation and amortization	475	405
Amortization, net of accretion, of securities premiums and discounts	5,870	860
Amortization (accretion) of deferred loan origination costs (fees)	548	(106)
Net gains from sales and repayment of securities	(508)	(1,537)
Equity interest in earnings of other investment	(431)	(420)
Swap agreement market valuation (credit) charge	(97)	210
Deferred income taxes	(557)	165
(Increase) decrease in:
Accrued interest receivable	178	(148)
Other assets	(205)	(26)
Increase (decrease) in:
Income taxes payable	(4,075)	1,780
Accrued expenses and other liabilities	2,579	(727)
Net cash provided from operating activities	16,542	16,999

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	2,081	2,326
Proceeds from redemptions and maturities of securities available for sale	197,430	59,031
Proceeds from redemptions and maturities of securities held to maturity	3,448	4,725
Purchase of securities available for sale	(138,307)	(148,569)
Purchase of Federal Home Loan Bank of Boston stock	—	(142)
Net (increase) decrease in loans	(216,337)	15,907
Proceeds from sales of participations in loans	5,377	3,365
Purchase of bank premises and equipment	(1,425)	(301)
Distribution from other investment	244	262
Net cash used for investing activities	(147,489)	(63,396)

(continued)

	Nine months ended September 30,
	2003	2002
	(unaudited)

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	$43,038	$(14,794)
Increase (decrease) in certificates of deposit	(24,592)	26,405
Proceeds from Federal Home Loan Bank of Boston advances	52,000	4,000
Repayment of Federal Home Loan Bank of Boston advances	(6,369)	(7,524)
Prepayment of Federal Home Loan Bank of Boston advances	—	(10,000)
Increase in mortgagors’ escrow accounts	679	271
Exercise of stock options	1,490	426
Income tax benefit from exercise of non-incentive stock options and dividend paid to ESOP participants	468	—
Purchase of treasury stock	(15,073)	—
Net proceeds from stock offering subscription	—	332,714
Cash payment in lieu of fractional shares in reorganization exchange of shares	—	(9)
Payment of dividends on common stock	(26,005)	(8,409)
Transfer of net assets from Brookline Bancorp, MHC	—	8,457
Net cash provided from financing activities activities	25,636	331,537

Net increase (decrease) in cash and cash equivalents	(105,311)	285,140
Cash and cash equivalents at beginning of period	242,468	88,715
Cash and cash equivalents at end of period	$137,157	$373,855

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$13,870	$20,077
Income taxes	16,546	6,907

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine months ended September 30, 2003 and 2002

(unaudited)

(1)                     Basis of Presentation (Dollars in thousands)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

A loan loss provision is being established over the average life of indirect auto loans rather than at the time of origination. The allowance was $223 as of September 30, 2003. Loans delinquent over 30 days on September 30, 2003 amounted to $211, or 0.14% of the portfolio.

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

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is calculated after adjusting the numerator and the denominator of the basic earnings per share calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the “treasury stock” method. Unearned ESOP shares are not included in outstanding shares.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company adheres to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock option plans and discloses pro forma net income and earnings per share information as if the fair value based method had been adopted.

The following table summarizes information related to the calculation of net income per share of common stock for the three months and nine months ended September 30, 2003 and 2002. It also discloses, on a pro forma basis, how the Company’s net income and earnings per share for those periods would have been reduced had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards made under the plan, consistent with SFAS No. 123.

	Three months ended September 30, 2003		Three months ended September 30, 2002
	Basic	Diluted	Basic	Diluted

Net income as reported	$4,502	$4,502	$5,461	$5,461
Dividends on unvested restricted stock awards	(39)	(33)	(14)	(11)
Adjusted net income used in earnings per share calculation	4,463	4,469	5,447	5,450
Stock-based employee compensation expense under the fair value based method	(62)	(62)	(128)	(128)
Pro forma net income	$4,401	$4,407	$5,319	$5,322

Weighted average shares outstanding	56,644,208	56,644,208	57,583,175	57,583,175
Incremental shares from assumed:
Exercise of stock options	—	993,048	—	991,814
Vesting of restricted stock awards	—	21,561	—	39,111
Adjusted weighted average shares outstanding	56,644,208	57,658,817	57,583,175	58,614,100

Pro forma adjustment:
Incremental shares related to options	—	115,868	—	74,988
Pro forma adjusted weighted average shares	56,644,208	57,774,685	57,583,175	58,689,088

Earnings per share as reported	$0.08	$0.09	$0.08	$0.09
Pro forma earnings per share	0.08	0.09	0.08	0.09

	Nine months ended September 30, 2003		Nine months ended September 30, 2002
	Basic	Diluted	Basic	Diluted

Net income as reported	$11,041	$11,041	$16,071	$16,071
Dividends on unvested restricted stock awards	(65)	(53)	(42)	(30)
Adjusted net income used in earnings per share calculation	10,976	10,988	16,029	16,041
Stock-based employee compensation expense under the fair value based method	(264)	(264)	(405)	(405)
Pro forma net income	$10,712	$10,724	$15,624	$15,636

Weighted average shares outstanding	56,901,014	56,901,014	57,523,780	57,523,780
Incremental shares from assumed:
Exercise of stock options	—	954,280	—	842,568
Vesting of restricted stock awards	—	26,698	—	49,838
Adjusted weighted average shares outstanding	56,901,014	57,881,992	57,523,780	58,416,186
Pro forma adjustment:
Incremental shares related to options	—	170,872	—	173,232
Pro forma adjusted weighted average shares	56,901,014	58,052,864	57,523,780	58,589,418

Earnings per share as reported	$0.19	$0.19	$0.28	$0.27
Pro forma earnings per share	0.19	0.19	0.27	0.27

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

(3)                     Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$103,211	$1,099	$—	$104,310
Municipal obligations	6,339	4	1	6,342
Corporate obligations	12,464	318	—	12,782
Collateralized mortgage obligations issued by U.S. Government agencies	130,332	524	340	130,516
Mortgage-backed securities issued by U.S. Government agencies	27,023	139	21	27,141
Total debt securities	279,369	2,084	362	281,091
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,513	3,646	28	7,131
Total securities available for sale	$287,882	$5,730	$390	$293,222

Securities held to maturity:
Corporate obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	661	39	—	700
Total securities held to maturity	$1,411	$39	$—	$1,450

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$43,698	$1,497	$—	$45,195
Corporate obligations	21,079	343	40	21,382
Collateralized mortgage obligations issued by U.S. Government agencies	266,874	1,340	368	267,846
Mortgage-backed securities issued by U.S. Government agencies	12,707	81	—	12,788
Total debt securities	344,358	3,261	408	347,211
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	5,087	3,892	141	8,838
Total securities available for sale	$354,445	$7,153	$549	$361,049

Securities held to maturity:
Corporate obligations	$3,751	$21	$—	$3,772
Mortgage-backed securities issued by U.S. Government agencies	1,110	62	—	1,172
Total securities held to maturity	$4,861	$83	$—	$4,944

(4)                     Loans (Dollars in thousands)

A summary of loans follows:

	September 30, 2003	December 31, 2002
Mortgage loans:
One-to-four family	$118,029	$134,445
Multi-family	354,252	324,755
Commercial real estate	308,931	281,952
Construction and development	24,106	16,691
Home equity	12,185	10,802
Second	41,724	36,323
Total mortgage loans	859,227	804,968
Commercial loans	41,818	35,096
Indirect automobile loans	155,101	—
Other consumer loans	2,426	3,409
Total gross loans	1,058,572	843,473
Unadvanced funds on loans	(49,248)	(39,684)
Deferred loan origination costs (fees)	4,440	(364)
Loans, excluding money market loan participations	1,013,764	803,425
Money market loan participations	3,000	4,000
	$1,016,764	$807,425

(5)                     Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30, 2003	December 31, 2002

Demand checking accounts	$31,939	$18,661
NOW accounts	59,620	78,465
Savings accounts	23,998	15,065
Money market savings accounts	307,548	267,876
Certificate of deposit accounts	244,666	269,258
Total deposits	$667,771	$649,325

(6)                     Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 2003 and December 31, 2002, such taxes amounted to $1,916 and $2,449, respectively.

(7)                     Commitments and Swap Agreement (Dollars in thousands)

At September 30, 2003, the Company had outstanding commitments to originate loans of $38,094, $25,920 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $21,794, of which $16,293 were equity lines of credit.

Brookline entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, Brookline pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. Brookline entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months and nine months ended September 30, 2003 and 2002 was $61, $51, $176 and $151, respectively. Changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. For the three months and nine months ended September 30, 2003 and 2002, $60, ($146), $97 and ($210), respectively, were (charged) credited to pre-tax earnings.

(8)                     Dividend Declaration

On October 16, 2003, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of October 31, 2003 and payable on November 17, 2003.

(9)                     Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s 1999 Stock Option Plan for the nine months ended September 30, 2003 was as follows:

Options outstanding at January 1, 2003	2,411,000
Options granted at $12.91 per share	40,000
Options exercised at $4.944 per share	(243,190)
Options exercised at $7.517 per share	(38,272)
Options outstanding at September 30, 2003	2,169,538

Exercisable at September 30, 2003:
at $4.944 per share	1,660,509
at $11.00 per share	5,393
1,665,902

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the 1999 Stock Option Plan. Options awarded vest over periods ranging from less than six months through five years. As of September 30, 2003, 242,042 options remain available for award under the 1999 Stock Option Plan.

On August 27, 2003, the stockholders of the Company approved the 2003 Stock Option Plan and the 2003 Recognition and Retention Plan (the “2003 Recognition Plan”). Pursuant to the 2003 Stock Option Plan, options to acquire up to 2,500,000 shares of the Company’s common stock may be granted to the employees and directors of the Company and Brookline. Pursuant to the 2003 Recognition Plan, up to 1,250,000 shares of the Company’s common stock may be awarded to the employees and directors of the Company and Brookline. Shares issued for awards under both of the 2003 plans may be from authorized but unissued shares, treasury shares or other shares acquired by the Company in open market purchases. No options to acquire shares have been granted under the 2003 Stock Option Plan.

On October 16, 2003, the Compensation Committee of the Board of Directors awarded to directors and certain officers and employees of the Company and Brookline 1,158,000 shares under the 2003 Recognition Plan. The shares awarded vest over periods ranging from January 2004 through October 2012. In the event employee recipients cease to maintain continuous service with the Company by reason of death, disability or a change in control, shares not yet vested at the time of such an event would vest. In addition to such events, shares awarded to non-employee directors would vest upon normal retirement from the Board of Directors. Expense for shares awarded is recognized over the vesting period based on the fair market value of the shares on the date of award. The total expense of the shares awarded on October 16, 2003 was $17,334 based on a per share fair market value of $14.97. Of that amount, approximately $3,870 will be charged to earnings in the fourth quarter of 2003, approximately $2,738 in 2004 and the remainder in varying amounts over the years 2005 through 2012.

Under the Company’s 1999 Recognition and Retention Plan, as of September 30, 2003, 1,041,282 shares awarded to directors and certain officers and employees had vested, 128,869 shares awarded had not yet vested and 26,086 shares remained available for future awards. The unvested shares will vest from April 2004 through April 2007. Expense for shares awarded under this plan for the nine months ended September 30, 2003 and 2002 was $106 and $121, respectively.

(10)              Income Taxes (Dollars in thousands)

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline, owns 99.9% of Brookline Preferred Capital Corporation (“BPCC”), a real estate investment trust. In 2002, Associates received from the Department of Revenue of the Commonwealth of Massachusetts (“DOR”) Notices of Assessments for state excise taxes of $3,930 plus interest of $811. The assessments were based on a desk review of the financial institution excise returns filed by Associates for its 1999, 2000 and 2001 tax years. It was expected that the DOR would submit another Notice of Assessment for state excise taxes for the 2002 tax year and it was estimated that such assessment would amount to $3,748. The DOR contended that dividend distributions from a real estate investment trust (“REIT”) are not deductible in determining Massachusetts taxable income. Associates believed that the Massachusetts statute that provided for a dividend received deduction equal to 95% of certain dividend distributions applied to distributions made by BPCC to Associates. Accordingly, the Company made no provision in its consolidated financial statements through December 31, 2002 for the amounts assessed or additional amounts that might be assessed relating to the years 1999 through 2002.

On March 5, 2003, a new law was enacted denying favorable tax treatment for dividend distributions from REITs in determining Massachusetts taxable income not only for the year 2003 and thereafter, but also retroactively for tax years 1999 through 2002. The Company disputed the retroactive tax assessments. On June 23, 2003, the Company signed an agreement with the Commissioner of Revenue of the Commonwealth of Massachusetts settling all disputes relating to the tax treatment of the Company’s REIT subsidiary. The Company paid $4,341 as full settlement of the dispute, resulting in the after-tax charge to earnings of $2,788.

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

Common Stock Repurchases

On March 6, 2003, the Company received non-objection from the OTS to the Company’s repurchase of up to 5%, or 2,937,532 shares, of its common stock. The regulatory non-objection was necessary because the repurchase program commenced less than one year from the date of the Company’s reorganization and stock offering, which closed on July 8, 2002. As of September 30, 2003, the Company had repurchased 1,165,000 shares at an aggregate cost of $15,073, or $12.94 per share. Subsequent authorizations by the Board of Directors of the Company to repurchase additional shares of common stock will not require prior approval or receipt of a non-objection from the OTS.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased 2.5% from $1.423 billion at December 31, 2002 to $1.458 billion at September 30, 2003 and 3.1% from $1.414 billion at June 30, 2003. The increase in assets was attributable to loan growth.

The Company commenced originating indirect automobile loans in February 2003. The total of such loans outstanding grew to $84.4 million at June 30, 2003 and $155.1 million at September 30, 2003. The Company is doing business with over 85 dealerships. The average credit scores of loans originated in 2003 is in excess of 730 and the total of loans originated with credit scores below 660 is less than 10%. The total of loans delinquent over 30 days at September 30, 2003 was $211,000, or 0.14% of the indirect automobile loan portfolio.

Since December 31, 2002, gross mortgage loans increased $54.3 million, or 6.7%, to $859.2 million at September 30, 2003, but deceased $12.5 million, or 1.4%, since June 30, 2003. The decline in the third quarter resulted primarily from the sale of $5.3 million of residential mortgage loans with a small interest rate cap and the pay down of an additional $5.1 million of residential mortgage loans. The total of residential mortgage loans outstanding at September 30, 2003 was $118.0 million. Most of the mortgage loan growth since the beginning of the year was in the commercial real estate segment ($27.0 million, or 9.6%) and the multi-family real estate segment ($29.5 million, or 9.1%) and was partly attributable to a program available in the first quarter of 2003 that offered discounted rates on selected new loans. The discounted rates exceeded rates that otherwise would have been earned on the Company’s excess liquidity carried over from the stock offering completed in July 2002.

Short-term investments are comprised of assets that mature within 90 days of purchase. Such assets decreased from $224.9 million at December 31, 2002 to $90.8 million at June 30, 2003 and increased to $121.6 million at September 30, 2003. The decline in the first half of the year resulted from funding part of the loan growth and repurchases of the Company’s common stock. The increase in the third quarter resulted from significant prepayment of loans underlying collateralized mortgage obligations and pass-through mortgage-backed securities (collectively “mortgage securities”) in which the Company had invested.

Securities available for sale declined from $361.0 million at December 31, 2002 and $393.0 million at March 31, 2003 to $343.0 at June 30, 2003 and $293.2 million at September 30, 2003 primarily because of unprecedented levels of prepayment of mortgage securities. Because of such prepayments, the Company’s investment in mortgage securities classified as available for sale declined from $314.1 million at March 31, 2003 to $262.0 million at June 30, 2003 and $157.6 million at September 30, 2003. Part of the proceeds from the prepayments was used to purchase U.S. Government and agency obligations with maturities primarily in the one-to-two year range. The investment in such securities increased from $43.6 million at June 30, 2003 to $103.2 million at September 30, 2003.

Total deposits were $667.8 million at September 30, 2003 compared to $662.8 million at June 30, 2003 and $649.3 million at December 31, 2002. Over the 2003 nine month period, transaction deposit accounts increased $43.0 million, or 11.3%, and certificates of deposit decreased $24.6 million, or 9.1%. The changes were attributable to marketing initiatives and continuation of a low interest rate environment. Depositors tend to place their funds in transaction accounts rather than term certificates of deposit when interest rates are at low levels. Near the end of September 2003, the Company opened a new branch in West Roxbury.

During the 2003 third quarter, the Company borrowed $45.0 million from the Federal Home Loan Bank of Boston (“FHLB”), $30.0 million of which has a two year maturity and an average annual interest rate of 1.97% and $15.0 million of which has a five year maturity and an annual interest rate of 3.68%. The borrowings were initiated in anticipation of a rising interest rate environment commencing in 2004. While the cost of the borrowings is slightly penalizing net interest income in 2003, it is believed that operating results thereafter will benefit from this funding decision.

Total stockholders’ equity declined from $632.4 million at December 31, 2002 to $614.8 million at June 30, 2003 and $604.3 million at September 30, 2003 primarily as a result of the repurchase of 1,165,000 shares of the Company’s common stock at a total cost of $15.1 million and payment of cash dividends to stockholders in excess of net income ($26.0 million compared to $15.1 million). The excess dividend payment related to the declaration of an extra dividend of $0.20 per share in addition to the regular quarterly dividend of $0.085 per share. The extra dividend was paid on August 15, 2003. In declaring the extra dividend, the Board of Directors considered the capital requirements of the Company and the recent reduction in tax rates on dividends. While it is the intent of the Board of Directors for the foreseeable future to authorize payment of an extra dividend of $0.20 per share semi-annually, the payment and magnitude of any future dividend will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of the Company’s common stock, future income tax rates and general economic conditions.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$39	$—
Other consumer loans	—	5
Total non-accrual loans	39	5
Repossessed vehicles	72	—
Total non-performing assets	$111	$5

Restructured loans	$—	$—

Allowance for loan losses	$15,954	$15,052

Allowance for loan losses as a percent of total loans	1.57%	1.86%
Allowance for loan losses as a percent of total loans, excluding money market loan participations	1.57%	1.87%
Non-accrual loans as a percent of total loans	—	—
Non- performing assets as a percent of total assets	0.01%	—

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. Impaired loans (excluding non-accrual loans) amounted to none at September 30, 2003 and $52,000 at December 31, 2002. The impaired loan at December 31, 2002 did not require a specific allowance for impairment due to prior charge-offs and the sufficiency of collateral value.

During the nine months ended September 30, 2003 and 2002, loan charge-offs were $128,000 and $23,000, respectively, and recoveries of loans previously charged off amounted to $55,000 and $28,000, respectively. Of the 2003 charge-offs, $90,000 related to indirect automobile loans. The Company increased its allowance for loan losses by charging $975,000 to earnings in the nine months ended September 30, 2003 and decreased its allowance for loan losses by crediting $150,000 to earnings in the nine months ended September 30, 2002. The charge to earnings in the 2003 period was attributable to growth in loans outstanding during that period. The credit to earnings in the 2002 period was attributable to an $18.2 million decline in loans outstanding and net loan recoveries during that period. While management believes that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Impact of 2003 Recognition and Retention Plan Stock Awards on Future on Operating Results

As more fully explained in note 9 of the notes to unaudited consolidated financial statements on pages 12 and 13 herein, 1,158,000 shares of the Company’s common stock were awarded to directors and certain officers and employees of the Company on October 16, 2003 under the 2003 Recognition and Retention Plan approved by stockholders on August 27, 2003. Expense for the shares awarded is recognized over the period in which the shares vest based on the fair market value of the shares on the date of the award. The total expense of the shares awarded on October 16, 2003 was $17.3 million based on a per share fair market value of $14.97 on that date. Of that amount, approximately $3.9 million will be charged to pre-tax earnings in the fourth quarter of 2003, approximately $2.7 million in 2004 and the remainder in varying amounts over the years 2005 though 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

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

Net income was $4.5 million, or $0.08 per share (on a basic and diluted basis), for the three months ended September 30, 2003 compared to $5.5 million, or $0.09 per share (on a basic and diluted basis), for the three months ended September 30, 2003. The 17.6% decline in net income resulted primarily from a higher rate of income taxes (42.1% versus 36.5%) caused by the elimination of the favorable tax treatment of the Company’s real estate investment (“REIT”) subsidiary, a $361,000 dividend equivalent rights payment triggered by the extra dividend paid to stockholders on August 15, 2003 and a $194,000 reduction in after-tax gains from the sale of securities. If the rate of income taxes had remained the same, net income for the 2003 quarter would have been greater by $420,000.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the three months ended September 30, 2003 and 2002. The average yields and costs were derived by dividing interest income or interest expense by the average daily balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields

	Three months ended September 30,
	2003			2002
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$115,109	$288	0.99%	$398,330	$1,723	1.72%
Debt securities (2) (4)	302,612	1,759	2.33	209,806	2,455	4.68
Equity securities (2)	21,535	194	3.59	32,873	235	2.86
Mortgage loans (3)	828,683	12,564	6.06	788,275	13,806	7.01
Money market loan participations	2,653	7	1.12	9,242	44	1.89
Other commercial loans (3)	26,052	372	5.71	20,819	340	6.53
Indirect automobile loans (3)	127,067	1,419	4.43	—	—	—
Other consumer loans (3)	2,561	48	7.50	3,273	69	8.43
Total interest-earning assets	1,426,272	16,651	4.67%	1,462,618	18,672	5.11%
Allowance for loan losses	(15,868)			(15,214)
Non-interest earning assets	29,044			26,602
Total assets	$1,439,448			$1,474,006

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$59,804	22	0.15%	$72,980	55	0.30%
Savings accounts (5)	23,591	29	0.49	14,414	33	0.91
Money market savings accounts	306,958	1,077	1.39	244,975	1,116	1.81
Certificate of deposit accounts	243,624	1,732	2.82	285,783	2,654	3.68
Total deposits	633,977	2,860	1.79	618,152	3,858	2.48
Borrowed funds	152,000	1,608	4.14	178,057	2,675	5.88
Total deposits and borrowed funds	785,977	4,468	2.26	796,209	6,533	3.26
Stock offering proceeds	—	—	—	34,269	88	1.02
Total interest bearing liabilities	785,977	4,468	2.26%	830,478	6,621	3.16%
Non-interest-bearing demand checking accounts	32,130			18,267
Other liabilities	12,315			19,800
Total liabilities	830,422			868,545
Stockholders’ equity	609,026			605,461
Total liabilities and stockholders’ equity	$1,439,448			$1,474,006
Net interest income (tax equivalent basis)/interest rate spread (6)		12,183	2.41%		12,051	1.95%
Less adjustment of tax exempt income		42			40
Net interest income		$12,141			$12,011
Net interest margin (7)			3.42%			3.30%

(1)               Tax exempt income on equity securities is included on a tax equivalent basis.

(2)               Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)               Loans on non-accrual status are included in average balances.

(4)               Included in interest income in the 2003 period is $126 of accelerated premium amortization on the CMO portfolio. Excluding the accelerated amortization, the average yield for the 2003 period would have been 2.49% for debt securities and 4.70% for total interest-earning assets.

(5)               Savings accounts include mortgagors’ escrow accounts.

(6)               Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)               Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Average earning assets were $36.3 million, or 2.5%, lower in the 2003 quarter than in the 2002 quarter primarily as a result of completion of the Company’s stock offering and reorganization from a mutual holding company structure in July 2002. The net proceeds from the stock offering exceeded $332 million. Most of the proceeds were immediately placed in short-term investments and, thereafter, were gradually reinvested in higher yielding investment securities with maturities in the two-to-four year range, used to fund loan growth and to pay down certain longer-term, high interest rate advances from the FHLB.

Interest Rate Spread. Interest rate spread is the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Interest rates are influenced by the actions of the Federal Reserve in establishing the benchmark federal funds rate for overnight borrowings between banks. During 2001, the Federal Reserve cut the federal funds rate eleven times for an aggregate reduction of 475 basis points (4.75%). Those actions represented the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the resulting rate at the end of 2001 (1.75%) was the lowest in over forty years. The rate was cut another 50 basis points to 1.25% on November 6, 2002 and another 25 basis points to 1.00% on June 25, 2003. The impact of rate changes on operating results varies depending on the maturity and date of repricing of the Company’s loans, investments, deposits and borrowed funds.

Interest rate spread improved from 1.95% in the 2002 quarter to 2.41% in the 2003 quarter primarily because the percent of total interest-earning assets placed in low yielding short-term investments declined from 27.2% in the 2002 quarter to 8.1% in the 2003 quarter. The percent was abnormally high in the 2002 quarter because of completion of the stock offering in July 2002.

Net Interest Margin. Net interest margin represents net interest income (on a tax equivalent basis) divided by average interest earning assets. The margin improved from 3.30% in the 2002 quarter to 3.42% in the 2003 quarter because of the same reason mentioned in the preceding paragraph and growth of the loan portfolio.

Since over 40% of the Company’s assets in the 2003 and 2002 quarters were funded by stockholders’ equity for which there was no interest cost, a decline in asset yield of the magnitude experienced by the Company over the past two years has had a significant negative effect on net interest income and net interest margin. Continuation of the current low rate environment or further declines in interest rates will have an adverse effect on the Company’s net interest income and net interest margin. Conversely, rising interest rates would have a positive effect on the Company’s net interest income and net interest margin.

Interest Income

Total interest income declined 10.9% from $18.6 million in the 2002 quarter to $16.6 million in the 2003 quarter because of a $36.3 million, or 2.5%, reduction in total interest-earning assets and a 44 basis point reduction in average yields earned from 5.11% in the 2002 quarter to 4.67% in the 2003 quarter. The yield reduction was attributable to the declining interest rate environment described in preceding paragraphs.

Despite a $172.0 million, or 21.2%, increase in total average loans outstanding (excluding money market loan participations) between the 2002 and 2003 quarters, total interest income on loans (excluding money market loan participations) increased only $188,000, or 1.3%, between the two quarters. This resulted primarily from (a) a reduction in the average yield earned on mortgage loans from 7.01% in the 2002 quarter to 6.06% in the 2003 quarter caused by extensive refinancing of existing loans and the origination of new loans at lower rates and (b) the 4.43% average rate earned on the indirect automobile loan portfolio in the 2003 quarter.

The average rate earned on short-term investments was 0.99% in the 2003 quarter compared to 1.72% in the 2002 quarter. The average rate earned on debt securities was 2.33% in the 2003 quarter compared to 4.68% in the 2002 quarter. The yield reductions were attributable to the declining interest rate environment described in preceding paragraphs.

Interest Expense

While total average interest-bearing deposits increased $15.8 million, or 2.6% in the 2003 quarter over the 2002 quarter, interest expense on deposits declined $1.1 million, or 27.5% between the two quarters. The decline resulted from a reduction in the average rate paid on interest-bearing deposits (excluding stock offering proceeds on which interest was paid in 2002) from 2.48% in the 2002 quarter to 1.79% in the 2003 quarter.

Average borrowings from the FHLB decreased from $178.1 million in the 2002 quarter to $152.0 million in the 2003 quarter and the average rates paid on those balances were 5.88% and 4.14%, respectively. The changes resulted primarily from the prepayment of borrowings from the FHLB ($10.0 million in the third quarter of 2002 and $35.0 million in the fourth quarter of 2002), the refinancing of an additional $65.0 million of FHLB borrowings in the fourth quarter of 2002 at lower interest rates and additional borrowings of $45.0 million at lower interest rates in the third quarter of 2003.

Provision for Loan Losses

A $240,000 provision for loan losses was charged to earnings in the 2003 quarter primarily because of growth in the loan portfolio, in particular the indirect automobile loan portfolio. There was a $50,000 credit to earnings in the 2002 quarter because of a $10.2 million decline in loans outstanding during the quarter and continuation of minimal problem loans.

Non-Interest Income

Fees and charges increased from $378,000 in the 2002 quarter to $572,000 in the 2003 quarter  primarily as a result of higher fees from mortgage loan prepayments ($126,000 to $245,000) and higher deposit account service fees ($206,000 to $271,000). The Company accounts for its outstanding swap agreement on a fair value basis. As a result, $60,000 was credited to earnings in the 2003 quarter and $146,000 was charged to expense in the 2002 quarter.

Gains on sales of marketable equity securities were $302,000 in the 2002 quarter. No securities were sold in the 2003 quarter. In the 2002 quarter, the Company prepaid a $10.0 million borrowing from the FHLB scheduled to mature on June 2, 2003 and bearing an annual interest rate of 5.87%. The penalty for prepaying the borrowing was $282,000.

Other income was comprised primarily of the Company’s equity interest in the earnings of a specialty finance company ($198,000 in the 2003 quarter compared to $114,000 in the 2002 quarter).

Non-Interest Expense

Non-interest expense increased $1.1 million, or 28.7%, in the 2003 quarter compared to the 2002 quarter. The increase was attributable to expense related to commencement of indirect automobile lending activities in 2003 ($376,000), higher personnel costs ($241,000, or 11.2%) due to expanded staff, higher premiums for medical and dental benefits and added ESOP expense caused by the increase in the market value of the Company’s stock, higher occupancy costs, higher contributions expense as a result of no longer having a mutual holding company structure, higher professional fees and payment of dividend equivalent rights ($361,000) to holders of unexercised options as a result of the $0.20 per share extra dividend paid to stockholders on August 15, 2003.

Income Taxes

The effective income tax rate on earnings, excluding the effect of the settlement of the REIT tax matter discussed in the subsequent section, increased from 36.5% in the 2002 quarter to 42.1% in the 2003 quarter. The higher rate resulted primarily because of the loss of the favorable tax treatment previously applied to the activities of the Company’s REIT subsidiary.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General

Net income for the nine months ended September 30, 2003 was $11.0 million, or $0.19 per share (on a basic and diluted basis), compared to $16.1 million, or $0.28 per share ($0.27 on a diluted basis), for the nine months ended September 30, 2002. The decline in earnings was due primarily to the following factors: (a) a $2.8 million after-tax charge resulting from settlement of a tax dispute relating to the Company’s REIT subsidiary, (b) $1.3 million more in income taxes due to an increase in the rate of income taxes from 36.3% to 41.2%, (c) a $660,000 reduction in after-tax gains from the sale of securities and (d) a decline in net interest margin from 3.62% in the 2002 period to 3.34% in the 2003 period. See note 10 of the notes to unaudited consolidated financial statements on page 13 herein for information regarding settlement of the tax dispute.

Average Balance Sheets and Interest Rates

The following table sets forth information relating to the Company for the nine months ended September 30, 2003 and 2002. Average balances were derived from daily average balances. The yields and costs included fees which are considered adjustments to yields.

	Nine months ended September 30,
	2003			2002
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$141,963	$1,215	1.14%	$196,977	$2,536	1.72%
Debt securities (2) (4)	346,048	5,925	2.28	188,914	7,324	5.17
Equity securities (2)	21,878	626	3.82	29,719	774	3.47
Mortgage loans (3)	812,592	38,256	6.28	790,045	41,697	7.04
Money market loan participations	2,564	25	1.30	9,037	128	1.89
Other commercial loans (3)	24,294	1,067	5.86	26,828	1,137	5.65
Indirect automobile loans (3)	62,709	2,080	4.42	—	—	—
Other consumer loans (3)	2,952	169	7.63	3,207	212	8.81
Total interest-earning assets	1,415,000	49,363	4.65%	1,244,727	53,808	5.76%
Allowance for loan losses	(15,552)			(15,264)
Non-interest earning assets	28,243			29,686
Total assets	$1,427,691			$1,259,149

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$61,981	83	0.18%	$73,882	237	0.43%
Savings accounts (5)	20,477	102	0.66	14,448	115	1.06
Money market savings accounts	293,318	3,534	1.61	256,957	3,563	1.85
Certificate of deposit accounts	255,390	5,806	3.03	275,134	7,988	3.87
Total deposits	631,166	9,525	2.01	620,421	11,903	2.56
Borrowed funds	133,400	4,439	4.44	178,688	7,946	5.93
Total deposits and borrowed funds	764,566	13,964	2.44	799,109	19,849	3.31
Stock offering proceeds	—	—	—	27,485	210	1.02
Total interest bearing liabilities	764,566	13,964	2.44	826,594	20,059	3.24%
Non-interest-bearing demand checking accounts	29,232			18,187
Other liabilities	16,440			17,883
Total liabilities	810,238			862,664
Stockholders’ equity	617,453			396,485
Total liabilities and stockholders’ equity	$1,427,691			$1,259,149
Net interest income (tax equivalent basis)/interest rate spread (6)		35,399	2.21%		33,749	2.52%
Less adjustment of tax exempt income		122			138
Net interest income		$35,277			$33,611
Net interest margin (7)			3.34%			3.62%

(1)               Tax exempt income on equity securities is included on a tax equivalent basis.

(2)               Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)               Loans on non-accrual status are included in average balances.

(4)               Included in interest income in the 2003 period is $1,806 of accelerated premium amortization on the CMO portfolio. Excluding the accelerated amortization, the average yield for the 2003 period would have been 3.98% for debt securities and 4.82% for total interest-earning assets.

(5)               Savings accounts include mortgagors’ escrow accounts.

(6)               Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)               Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Total average interest-earning assets were $170.3 million, or 13.7%, higher in the 2003 period compared to the 2002 period due to receipt and investment of the proceeds from the stock offering completed in July 2002.

Interest rate spread declined from 2.52% in the 2002 period to 2.21% in the 2003 period and net interest margin declined from 3.62% to 3.34% in the same periods. The reductions resulted from the declining interest rate environment described in the Interest Rate Spread and Net Interest Margin sections on page 19 herein and also from accelerated premium amortization on mortgage securities mentioned in the next section herein.

Interest Income

Total interest income declined $4.4 million to $49.4 million in the 2003 period from $53.8 million in the 2002 period. The decline was attributable primarily to the declining interest environment previously described and to $1.7 million of accelerated amortization in the 2003 second quarter and an additional $126,000 of accelerated amortization in the 2003 third quarter of premiums paid to purchase mortgage securities. Unprecedented prepayment of loans underlying the mortgage securities shortened the estimated life of the securities significantly, thus necessitating accelerated expensing of part of the premiums paid to purchase the securities. While the pace of prepayments appears to have receded in the past month, a return to higher than normal prepayment of loans underlying the Company’s mortgage securities could require further accelerated amortization of remaining premiums. Total premium amortization was $1.2 million in the 2003 third quarter compared to $3.1 million in the 2003 second quarter. The total of unamortized premiums at September 30, 2003 was $3.2 million, $608,000 of which is scheduled to mature in the 2003 fourth quarter. At September 30, 2003, the estimated remaining average lives of the Company’s $131.1 million collateralized mortgage obligations portfolio and $25.9 million mortgage-backed securities portfolio were 1.7 years and 3.4 years, respectively. The projected future annual yields on those portfolios are 2.82% and 3.84%, respectively.

Interest income on loans, excluding money market loan participation, declined $1.5 million, or 3.4%, between the two periods as the added revenue from the $82.5 million (10.1%) growth of the loan portfolio was more than offset by the effect of the reduction in the average yield on loans from 7.00% in the 2002 period to 6.14% in the 2003 period.

Changes in interest income on short-term investments and debt securities between the 2003 and 2002 periods were due to the declining rate environment and the accelerated premium amortization described in the second preceding paragraph.

Interest Expense

Interest expense on deposits was $9.5 million in the 2003 period, a 21.4% decrease from the $12.1 million (including $210,000 paid on balances related to the stock offering) expended in the 2002 period. The increase in expense resulting from higher average deposit balances, excluding stock offering proceeds, ($631.2 million compared to $620.4 million) was more than offset by the effect of the lower average rate paid on those deposits (2.56% compared to 2.01%).

Average borrowings from the FHLB declined from $178.7 million in the 2002 period to $133.4 million in the 2003 period primarily due to the prepayments, refinancings and new borrowings mentioned in the Interest Expense section on page 19 herein. The average rates paid on borrowings were 5.93% in the 2002 period and 4.44% in the 2003 period.

Provision (Credit) for Loan Losses

A $975,000 provision for loan losses was charged to earnings in the 2003 period primarily because of growth in the loan portfolio. A credit of $150,000 was taken to earnings in the 2002 period because of a $19.2 million decrease in loans outstanding (excluding money market loan participations) over that period and continuation of minimum levels of problem loans.

Non-Interest Income

Fees and charges increased from $1.2 million in the 2002 period to $1.8 million in the 2003 period primarily as a result of higher fees from mortgage loan prepayments ($403,000 to $762,000) and higher deposit account service fees ($644,000 to $889,000). Adjustments to the fair value of the Company’s outstanding swap agreement resulted in a $97,000 credit to income in the 2003 period and a $210,000 charge to earnings in the 2002 period.

Gains on securities were $508,000 in the 2003 period and $1.5 million in the 2002 period. The 2003 period included a

$175,000 write-down in the carrying value of a utility company marketable equity security and the 2002 period included a gain of $495,000 resulting from full payment of a defaulted corporate bond on which the Company had charged off a like amount in 2001.

Income from the Company’s equity interest in a specialty finance company was $431,000 in the 2003 period and $420,000 in the 2002 period.

Non-Interest Expense

Of the $2.4 million, or 21.8%, increase in non-interest expense between the 2003 and 2002 periods, $783,000 was attributable to commencement of indirect automobile lending activities. The remainder of the increase was due primarily to the same reasons stated in the Non-Interest Expense section on page 20 herein.

Income Taxes

The effective income tax rate on earnings, excluding the effect of the settlement of the REIT tax matter, increased from 36.3% in the 2002 period to 41.2% in the 2003 period. The higher rate resulted primarily because of the loss of the favorable tax treatment previously applied to the activities of the Company’s REIT subsidiary.

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

At September 30, 2003, interest-earning assets maturing or repricing within one year amounted to $514.1 million and interest-bearing liabilities maturing or repricing within one year (net of a $5.0 million interest rate swap agreement) amounted to $454.3 million, resulting in a cumulative one year positive gap position of $59.8 million, or 4.10% of total assets. At December 31, 2002, the Company had a positive one year cumulative gap position of $186.4 million, or 13.1% of total assets. The change in the one year gap position at September 30, 2003 compared to December 31, 2002 resulted primarily from use of short-term investments to fund loan growth. Most of the indirect automobile loan originations in 2003 have been fixed rate installment loans payable over five years. Multi-family and commercial real estate mortgage loan originations and refinancings in 2003 have generally been underwritten at fixed rates for periods mostly in the five to seven year range. To a great extent, loan pricing and maturities are dictated by competition and market conditions.

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

During the past few years, the combination of low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in little growth or a net decline in deposits in certain periods. During 2002 and the first nine months of 2003, deposits increased in part because of concern by the public regarding the downward trend in the stock market. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

From time to time, the Company utilizes advances from the FHLB primarily in connection with its management of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2003 amounted to $170.5 million compared to $124.9 million at December 31, 2002.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within ninety days. At September 30, 2003, such assets amounted to $139.2 million, or 9.5% of total assets.

At September 30, 2003, Brookline exceeded all regulatory capital requirements. At that date, its leverage capital was $422.3 million, or 33.1%, of its adjusted assets. The minimum required leverage capital ratio is 3.00% to 5.00% depending on a bank’s supervisory rating.

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

Item 4. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 4. Submission of Matters to a Vote of Security Holders

On August 27, 2003, the Company held a special meeting of stockholders for the purpose of approving the Brookline Bancorp, Inc. 2003 Stock Option Plan and the Brookline Bancorp, Inc. 2003 Recognition and Retention plan.

The number of votes cast at the meeting was as follows:

	Number of Votes For	Number of Votes Against	Number of Votes Abstained

Brookline Bancorp, Inc. 2003 Stock Option Plan	32,305,261	5,024,107	2,447,082

Brookline Bancorp, Inc. 2003 Recognition and Retention plan	33,295,765	4,042,669	2,438,018

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.7	Brookline Bancorp, Inc. 2003 Recognition and Retention Plan, as amended.

Exhibit 10.8

Brookline Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement for the special meeting of stockholders held on August 27, 2003, as filed with the Securities and Exchange Commission on July 22, 2003).

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, Note 1, on page 9 herein.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Reports on Form 8-K

A Form 8-K was filed on July 18, 2003 to furnish a copy of the press release announcing the Company’s earnings for the second quarter of 2003 and declaration of a regular quarterly dividend and a special extra dividend.

A Form 8-K was filed on August 28, 2003 announcing that the stockholders of the Company approved the Brookline Bancorp, Inc. 2003 Stock Option Plan and the Brookline Bancorp, Inc. 2003 Recognition and Retention plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 3, 2003	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 3, 2003	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer