Form 10-K
period 2003-12-31
BROOKLINE BANCORP INC
filed 2004-03-11
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

YES     ☒     NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES     ☒      NO     ☐

The number of shares of common stock held by nonaffiliates of the registrant as of March 10, 2004 was 58,122,129 for an aggregate market value of $892,755,901.  This excludes 803,356 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At March 8, 2004, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 60,260,784 and 58,925,485, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Sections of the Annual Report to Stockholders for the year ended December 31, 2003 (Part II and Part III)

2.  Proxy Statement for the Annual Meeting of Stockholders dated March 15, 2004 (Part I and Part III)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that may be identified by the use of such words as “may”, “could”, “should”, “will”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “assume” or similar expressions.  Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from those estimates. The following factors, among others, could cause the Company’s actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services.

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

Market Area and Credit Risk Concentration

Brookline operates five full-service banking offices in Brookline, an urban/suburban community adjacent to the City of Boston, and full service banking offices in Newton and West Roxbury, communities adjacent to Brookline.

Brookline’s deposits are gathered from the general public primarily in Brookline, Newton, West Roxbury and surrounding communities. Brookline’s lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

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

In the first quarter of 2003, the Company commenced originating indirect automobile loans. In general, the success of lending in this business segment depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, the Company’s loan portfolio is not classified as “subprime lending”. Most of the Company’s loans are originated through automobile dealerships in Massachusetts. Ultimately, the Company’s market could be extended to auto dealerships in Rhode Island, Connecticut and New Hampshire.

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

Repayment of loans made by the Company, in particular multi-family and commercial real estate loans, generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. Accordingly, the asset quality of the Company’s loan portfolio is greatly affected by the economy in the Company’s market area. During the past few years, interest rates have declined or remained at attractive levels. While these conditions, for the most part, have had a favorable impact on property values and the business of the Company and its borrowers, declining interest rates have prompted many borrowers to refinance existing loans and seek new loans at lower interest rates fixed for longer periods of time, thus causing pressure on the Company’s interest rate margin. During the past year, the Massachusetts economy has come under some pressure resulting in higher unemployment levels. Continuation of that trend could cause increased property vacancies, reduced real estate values, and higher loan delinquencies and charge-offs.

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

Generally, debt securities must be rated “A” or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated “BBB” at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company’s investment portfolio that are not rated or rated “BBB” or lower are not to exceed 10.0% of stockholders’ equity, excluding unrealized gains on securities available for sale (“core capital”). At December 31, 2003, $4.8 million of debt securities were rated “BBB” or lower, an amount equal to 0.8% of core capital.

Corporate Obligations

With the exception of investment in debt securities issued by the U.S. Treasury or Government agencies, no more than $5.0 million of any debt security should mature beyond one year at the time of purchase, no investment of more than $3.0 million in any debt security can be made without the prior approval of the chief executive officer of the Company and no investment of over $8.0 million can be made without the prior approval of the Executive Committee of the Board of Directors. To maintain diversification in the portfolio, the aggregate carrying value of debt securities issued by one company (excluding short-term investments) must not exceed $10.0 million and the aggregate carrying value of debt securities issued by companies considered to be in the same industry (e.g. finance companies, gas and utility companies, etc.) must not exceed $60.0 million. The latter limit is allowed provided the aggregate value of investments rated less than “AA” does not exceed $40.0 million. At December 31, 2003, the aggregate carrying value of the largest holding of debt securities issued by one company was $3.2 million and the largest amount of debt securities issued by companies within the same industry was $4.3 million.

Mortgage Securities

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

Investments in mortgage related securities generally do not entail significant credit risk. Such investments, however, are susceptible to significant interest rate and cash flow risks when actual cash flows from the investments differ from cash flows estimated at the time of purchase. Additionally, the market value of such securities can be affected adversely by market changes in interest rates. Prepayments that are faster than anticipated may shorten the life of a security and result in the accelerated expensing of any premiums paid, thereby reducing the net yield earned on the security. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining interest rates, refinancing generally increases and accelerates the prepayment of underlying mortgages and the related security. Such an occurrence can also create reinvestment risk because of the unavailability of other investments with a comparable rate of return in relation to the nature and maturity of the alternative investment. Conversely, in a rising interest rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the higher market rates of interest.

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

Generally, the Company has been purchasing the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 2.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. government agencies or government sponsored enterprises also require approval of the chief executive officer. It is the Company’s policy that aggregate unamortized premiums on all mortgage related securities in the Company’s portfolio must not exceed $5.0 million. At December 31, 2003, aggregate unamortized premiums on all mortgage related securities in the portfolio amounted to $2.5 million.

In the second half of 2002 and the first quarter of 2003, the Company invested a substantial part of the proceeds from the 2002 stock offering in CMO and pass-through mortgage-backed securities (collectively “mortgage securities”) with  expected maturities in the two to three year range for CMOs and in the four to five year range for mortgage-backed securities. Because of the declining interest rate environment, the securities were purchased at a premium.

The Company’s investment in mortgage securities increased from $107.4 million at June 30, 2002 to $157.9 million at September 30, 2002, $281.7 million at December 31, 2002 and $315.0 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137.0 million at December 31, 2003.

Unprecedented prepayment of loans underlying the mortgage securities subsequent to their purchase caused the rapid decrease in the portfolio and shortened the estimated life of the securities significantly. This necessitated the accelerated expensing of part of the premiums paid to purchase the securities. Total accelerated premium amortization was $2.4 million in 2003. In the past few months, the level of prepayments has subsided and, therefore, accelerated amortization is not expected to be significant in 2004. If interest rates were to remain at current levels or decline further, it could cause another wave of loan prepayments resulting in accelerated amortization of the remaining balance of premiums paid.

Municipal Obligations

In 2003, the Company purchased Massachusetts municipal general obligation bonds, the total of which at December 31, 2003 was $6.3 million. The obligations are rated “AAA” and mature within one and a half years. The bonds constitute a pledge by the issuing municipalities of their full faith and credit. Payment is not limited to a particular fund or revenue source.

Preferred Stock and Marketable Equity Securities

At December 31, 2003, the Company held $5.0 million of auction rate preferred stocks and $6.3 million of marketable equity securities, including net unrealized gains of $3.0 million. Auction rate preferred stocks are securities issued by national companies that generally are called after 49 days from the date of issuance or are offered in a new auction. Most of the other marketable equity securities include stocks of national, regional money center and community banks and utility companies. The Company’s policy limits the aggregate cost of marketable equity securities issued by one company to no more than $10.0 million without prior approval of the Executive Committee of the Board of Directors. The aggregate cost of marketable equity securities issued by companies considered to be in the same industry must not exceed $30.0 million and the aggregate cost of the entire marketable equity securities portfolio must not exceed $50.0 million. At December 31, 2003, the aggregate cost of such securities amounted to $3.3 million. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2003		2002		2001
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government and Agency obligations	$123,324	41.01%	$45,195	12.04%	$14,208	7.79%
Municipal obligations	6,305	2.10	—	—	—	—
Corporate obligations	10,250	3.41	23,883	6.37	57,654	31.63
Other obligations	1,250	0.42	1,250	0.33	1,250	0.69
Collateralized mortgage obligations issued by U.S. Government agencies	111,061	36.93	267,846	71.36	79,701	43.73
Mortgage-backed securities issued by U.S. Government agencies	25,776	8.57	13,898	3.70	2,983	1.64
Total debt securities	277,966	92.44	352,072	93.80	155,796	85.48
Auction rate preferred stock	5,000	1.66	5,000	1.33	—	—
Other marketable equity securities	6,329	2.11	8,838	2.36	17,187	9.43
Restricted equity securities	11,401	3.79	9,423	2.51	9,281	5.09
Total investment securities	$300,696	100.00%	$375,333	100.00%	$182,264	100.00%

Debt and equity securities available for sale	$287,952	95.76%	$361,049	96.19%	$163,425	89.66%
Debt securities held to maturity	1,343	0.45	4,861	1.30	9,558	5.25
Restricted equity securities	11,401	3.79	9,423	2.51	9,281	5.09
Total investment securities	$300,696	100.00%	$375,333	100.00%	$182,264	100.00%

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At December 31,
	2003		2002		2001
	Amortized cost	Market value	Amortized cost	Market value	Amortized cost	Market value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$122,522	$123,324	$43,698	$45,195	$14,093	$14,208
Municipal obligations	6,309	6,305	—	—	—	—
Corporate obligations	9,937	10,250	20,579	20,882	48,573	50,140
Other obligations	500	500	500	500	500	500
Collateralized mortgage obligations issued by U.S. Government agencies	111,269	111,061	266,874	267,846	78,536	79,701
Mortgage-backed securities issued by U.S. Government agencies	25,167	25,183	12,707	12,788	1,662	1,689
Total debt securities	275,704	276,623	344,358	347,211	143,364	146,238
Auction rate preferred stock	5,000	5,000	5,000	5,000	—	—
Marketable equity securities	3,305	6,329	5,087	8,838	9,502	17,187
Total securities available for sale	284,009	287,952	354,445	361,049	152,866	163,425
Net unrealized gains on securities available for sale	3,943	—	6,604	—	10,559	—
Total securities available for sale, net	$287,952	$287,952	$361,049	$361,049	$163,425	$163,425

Securities held to maturity:
Corporate obligations.	$—	$—	$3,001	$3,022	$7,514	$7,695
Other obligations	750	750	750	750	750	750
Mortgage-backed securities issued by U.S. Government agencies	593	631	1,110	1,172	1,294	1,321
Total securities held to maturity	$1,343	$1,381	$4,861	$4,944	$9,558	$9,766

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$11,026		$9,049		$8,907
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	122		121		121
Total restricted equity securities	$11,401		$9,423		$9,281

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2003
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$67,157	2.94%	$56,167	1.80%	—	—	—	—	$123,324	2.42%
Municipal obligations (1)	3,572	1.57	2,733	1.72	—	—	—	—	6,305	1.64
Corporate obligations	1,018	4.12	4,280	4.51	—	—	4,952	6.51%	10,250	5.44
Other obligations	—	—	500	5.00	—	—	—	—	500	5.00
Collateralized mortgage obligations	10,124	2.07	100,937	2.86	—	—	—	—	111,061	2.79
Mortgage-backed securities	—	—	—	—	24,338	3.86	845	5.42	25,183	3.91
Total debt securities	81,871	2.79	164,617	2.53	24,338	3.86	5,797	6.35	276,623	2.80
Auction rate preferred stock (1)	—	—	—	—	—	—	—	—	5,000	2.18
Other‘ marketable equity securities (1)	—	—	—	—	—	—	—	—	6,329	4.90
Total securities available for sale	81,871	2.79	164,617	2.53	24,338	3.86	5,797	6.35	287,952	2.84
Securities held to maturity:
Other obligations	250	7.00	500	6.77	—	—	—	—	750	6.85
Mortgage-backed securities	—	—	82	7.98	134	8.74	377	6.29	593	7.08
Total securities held to maturity	250	7.00	582	6.94	134	8.74	377	6.29	1,343	6.95
Restricted equity securities:
Federal Home Loan Bank of Boston stock	—	—	—	—	—	—	—	—	11,026	2.75
Massachusetts Savings Bank Life Insurance Company stock (1)	—	—	—	—	—	—	—	—	253	4.18
Other stock	—	—	—	—	—	—	—	—	122	—
Total restricted equity securities (1).	—	—	—	—	—	—	—	—	11,401	2.75
Total securities	$82,121	2.80%	$165,199	2.54%	$24,472	3.89%	$6,174	6.35%	$300,696	2.85%

(1)  The yields have been calculated on a tax equivalent basis.

Loans

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Mortgage loans:	(Dollars in thousands)
One-to-four family	$122,524	11.00%	$134,445	15.94%	$159,887	18.25%	$114,411	15.04%	$74,889	11.13%
Multi-family	339,998	30.53	324,755	38.50	338,973	38.70	300,841	39.55	297,270	44.18
Commercial real estate	312,647	28.08	281,952	33.43	272,061	31.06	255,895	33.65	221,330	32.89
Construction and development	24,813	2.23	16,691	1.98	20,901	2.38	19,947	2.62	24,719	3.67
Home equity	12,082	1.09	10,802	1.28	8,924	1.02	6,596	0.87	5,800	0.86
Second	43,650	3.92	36,323	4.31	29,408	3.36	27,236	3.58	16,328	2.43
Total mortgage loans	855,714	76.85	804,968	95.44	830,154	94.77	724,926	95.31	640,336	95.16
Commercial loans	44,207	3.97	35,096	4.16	42,637	4.87	33,205	4.36	30,514	4.54
Indirect automobile loans	211,206	18.97	—	—	—	—	—	—	—	—
Other consumer loans	2,401	0.21	3,409	0.40	3,130	0.36	2,488	0.33	2,012	0.30
Total gross loans, excluding money market loan participations	1,113,528	100.00%	843,473	100.00%	875,921	100.00%	760,619	100.00%	672,862	100.00%
Less:
Unadvanced funds on loans	(46,777)		(39,684)		(47,157)		(43,030)		(35,746)
Deferred loan origination costs (fees):
Indirect automobile loans	6,254
Other consumer loans	(265)		(364)		(404)		(1,030)		(1,550)
Unearned discount	—		—		—		—		(10)
Total loans, excluding money market loan participations	1,072,740		803,425		828,360		716,559		635,556
Money market loan participations	2,000		4,000		6,000		28,250		15,400
Total loans, net	$1,074,740		$807,425		$834,360		$744,809		$650,956

The Company’s loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company’s primary lending area and indirect automobile loans. The Company also provides financing for construction and development projects, commercial lines of credit primarily to condominium associations, home equity and second mortgage loans, and other consumer loans. The Company also purchases participations in commercial loans to national companies and organizations originated and serviced primarily by money center banks. Generally, the participations mature between one day and three months and are viewed by the Company as an alternative short-term investment for liquidity management purposes rather than as traditional commercial loans.

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

At December 31, 2003 and 2002, multi-family and commercial real estate mortgage lending represented 58.6% and 71.9%, respectively, of gross loans, exclusive of money market loan participations. The Company intends to continue to emphasize these types of mortgage loans depending on the demand for such loans and trends in the real estate market and the economy.

Many of the Company’s borrowers have done business with the Company for years and have more than one mortgage loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million. At December 31, 2003, Brookline’s largest borrower had aggregate loans outstanding of $16.6 million. Including this borrower, there were 30 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2003. The cumulative total of those loans was $248.3 million, or 23.2% of loans outstanding, exclusive of money market loan participations. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

The Company has written underwriting policies to control the inherent risks in origination of mortgage loans. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

Multi-family and Commercial Real Estate Mortgage Loans

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

For the past several years, a stable and then declining interest rate environment prompted many multi-family and commercial real estate borrowers to exercise their options to convert loans from an adjustable-rate to a fixed-rate basis. Additionally, many new loans originated during that time have been priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. When interest rates increase during the fixed-rate phase of these loans, the Company’s net interest income is negatively affected. Occasionally, the Company has partially funded loans originated on or converted to a fixed-rate basis by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans.

One-to-four Family Mortgage Loans

The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans are not maintained in the Company’s loan portfolio.

Construction and Development Loans

At December 31, 2003, construction and development loans amounted to $24.8 million, $7.1 million of which had not been advanced as of that date. The $24.8 million is comprised of $6.6 million pertaining to construction of multi-family properties, $1.4 million pertaining to construction of commercial properties, $6.4 million pertaining to construction of one-to-four family residential homes, $7.0 million pertaining to construction of condominiums and $3.4 million pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial Loans

Commercial loans, which amounted to $44.2 million at December 31, 2003 compared to $35.1 million at December 31, 2002, included loans to condominium associations of $40.4 million and $30.4 million, respectively. Typically, such loans are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

Indirect Automobile Loans

The Company commenced originating indirect automobile loans in the first quarter of 2003. At December 31, 2003, such loans amounted to $211.2 million. Indirect automobile loans are loans for automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations.

Indirect automobile loans are originated through dealerships; the loans are assigned to the Company. The senior vice president responsible for indirect automobile lending must approve the application of any dealer with whom the Company does business. As of March 2004, the Company does business with over 100 dealerships located primarily in eastern Massachusetts. In the future, the Company may do business with dealerships located elsewhere in New England. Dealer relationships are reviewed monthly for application quality, the ratio of loans approved to applications submitted, and loan performance.

Loan applications are generated by approved dealers and data is entered into an application processing system. Two types of scorecard models are used in the underwriting process — credit bureau scorecard models and a custom scorecard model. Credit bureau scorecard models are based on data accumulated by nationally recognized credit bureaus. The models are risk assessment tools that analyze an individual’s credit history and assign a numeric credit score. The models meet the requirements of the Equal Credit Opportunity Act. The custom scorecard model is a judgmentally derived scoring model that includes features selected for analysis by the Company. It does not contain any factors prohibited by the Equal Credit Opportunity Act. Management generates reports periodically to track and monitor scorecards in use and the consistency of application processing.

The indirect automobile loan policy limits the aggregate number of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2003, loans with credit scores below 660 were less than 10% of loans outstanding. The average credit score of loans in the portfolio at that date exceeded 730.

The application processing system statistically grades each application according to score ranges. Depending on the data received, an application is either approved automatically or submitted to a credit underwriter for review. Credit underwriters may override system-designated approvals. Loans approved by the underwriters must meet criteria guidelines established in the Company’s loan policy. Credit profile measurements such as debt to income ratios, payment to income ratios and loan to value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan to value ratios, the Company considers automobile loans to be essentially unsecured credits that are partially collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

Indirect automobile loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company’s loan policy. The rate paid by a borrower usually differs with the rate earned by the Company. A significant part of the difference is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as a dealer reserve. Most of the dealer reserve is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within ninety days of the loan origination date, the dealer must pay a proportionate part of the dealer reserve to the Company. If a loan is repaid after ninety days, the dealer is not obliged to repay any part of the dealer reserve amount previously received. Dealer reserves paid by the Company are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, dealer reserves, loan delinquencies and loan charge-offs.  Summary reports are submitted to the chief executive officer, the risk management officer and the board of directors on a monthly basis.

The following table shows the contractual maturity and repricing dates of the Company’s gross loans, net of unadvanced funds, at December 31, 2003. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2003
	Real estate mortgage loans
	One-to- four family	Multi- family	Commercial real estate	Construction and development	Home equity and second mortgage	Commercial loans	Indirect automobile loans	Other loans (1)	Total loans
	(In thousands)
Amounts due:
Within one year	$20,110	$83,668	$49,397	$15,557	$25,067	$20,062	$14	$4,368	$218,243
After one year:
More than one year to three years	16,844	51,096	63,665	—	548	3,138	5,826	31	141,148
More than three years to five years	57,374	143,089	158,421	1,927	6,270	5,294	149,681	2	522,058
More than five years to ten years	26,438	51,642	36,283	228	2,426	1,557	55,685	—	174,259
More than ten years	57	9,155	3,831	—	—	—	—	—	13,043
Total due after one year	100,713	254,982	262,200	2,155	9,244	9,989	211,192	33	850,508
Total amount due	$120,823	$338,650	$311,597	$17,712	$34,311	$30,051	$211,206	$4,401	1,068,751
Less:
Deferred loan origination costs (fees):
Indirect automobile loans									6,254
Other loans									(265)
Net loans									$1,074,740

(1)     Comprised of $2,000 of money market loan participations and $2,401 of other consumer loans.

The following table sets forth at December 31, 2003 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$2,118	$98,595	$100,713
Multi-family	91,425	163,557	254,982
Commercial real estate	72,783	189,417	262,200
Construction and development	96	2,059	2,155
Home equity and second mortgage	4,772	4,472	9,244
Total mortgage loans	171,194	458,100	629,294
Indirect automobile loans	211,192	—	211,192
Commercial loans	4,585	5,404	9,989
Other consumer loans	33	—	33
Total loans	$387,004	$463,504	$850,508

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 10 through 13 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. Brookline’s deposits are obtained predominantly from customers in Brookline, Newton, West Roxbury and surrounding communities. Deposits are also gathered via the internet. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company does not use brokers to obtain deposits.

The following table presents the deposit activity of the Company for the years indicated.

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Net deposits (withdrawals)	$18,303	$12,615	$(11,260)
Interest credited on deposit accounts	12,293	15,790	23,559
Total increase in deposit accounts	$30,596	$28,405	$12,299

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

In 2003, transaction deposit accounts increased $47.1 million, or 12.4%, and certificates of deposit declined $16.5 million, or 6.1%. The increase in transaction deposits was attributable in part to marketing initiatives. The decline in certificates of deposit was due to the low interest rate environment which prompted some depositors to place their funds in higher yielding non-bank financial instruments or in transaction deposit accounts with no maturities.

The following table sets forth the distribution of the Company’s average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2003			Year ended December 31, 2002
	Average balance	Percent of total average deposits	Weighted average rate	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)

NOW accounts	$61,673	9.29%	0.17%	$73,757	11.55%	0.39%
Savings accounts	21,792	3.28	0.59	14,439	2.26	1.00
Money market savings accounts	296,714	44.70	1.54	257,257	40.30	1.85
Non-interest-bearing demand checking accounts	30,063	4.53	—	18,129	2.84	—
Total transaction deposit accounts	410,242	61.80	1.17	363,582	56.95	1.43

Certificate of deposit accounts:
Six months or less	72,899	10.98	1.85	85,828	13.44	2.65
Over six months through 12 months	68,341	10.30	2.22	74,631	11.69	3.29
Over 12 months through 24 months	58,773	8.85	3.58	63,701	9.98	4.54
Over 24 months	53,542	8.07	4.73	50,687	7.94	5.45
Total certificate of deposit accounts	253,555	38.20	2.96	274,847	43.05	3.78
Total average deposits	$663,797	100.00%	1.85%	$638,429	100.00%	2.44%

	Year ended December 31, 2001
	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)

NOW accounts	$68,968	11.18%	1.18%
Savings accounts	12,469	2.02	1.80
Money market savings accounts	240,177	38.95	3.27
Non-interest-bearing demand checking accounts	17,732	2.88	—
Total transaction deposit accounts	339,346	55.03	2.62

Certificate of deposit accounts:
Six months or less	86,338	14.00	4.95
Over six months through 12 months	101,812	16.51	5.14
Over 12 months through 24 months	43,337	7.03	5.72
Over 24 months	45,786	7.43	5.84
Total certificate of deposit accounts	277,273	44.97	5.29
Total average deposits	$616,619	100.00%	3.82%

At December 31, 2003, the Company had outstanding $64.4 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted average rate
	(Dollars in thousands)

Three months or less	$19,133	2.12%
Over three months through six months	6,368	1.98
Over six months through twelve months	15,416	2.38
Over twelve months	23,463	3.67
	$64,380	2.73%

Borrowed Funds

The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by all of the Company’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family mortgage loans and U.S. Government and Agency obligations in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2003, the Company had $220.5 million in outstanding advances from the FHLB and had the capacity to increase that amount to $451.5 million.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$149,125	$169,733	$153,002
Maximum amount outstanding at any month end during the year	220,519	180,919	178,130
Balance outstanding at end of year	220,519	124,900	178,130
Weighted average interest rate during the year	4.23%	5.73%	6.11%
Weighted average interest rate at end of year	3.52%	4.33%	5.81%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2003	2002	2001

Return on assets (net income divided by average total assets)	1.00%	1.68%	1.80%

Return on equity (net income divided by average stockholders’ equity)	2.36%	4.81%	6.74%

Dividend payout ratio (dividends declared per share divided by net income per share)	216.00%	83.16%	63.64%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	42.57%	35.04%	26.79%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corporation (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2003, BSC and BBS had total assets of $204.9 million and $101.2 million, respectively, of which $204.3 million and $100.8 million, respectively, were in investment securities and short-term investments.

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust, was liquidated in December 31, 2003. Brookline Preferred Capital Corporation (“BPCC”), a 99.9% owned subsidiary of Associates established as a real estate investment trust (“REIT”) engaged in the acquisition and holding of securities and mortgage loans, was also liquidated in December 31, 2003. These companies were liquidated because of a change in the Massachusetts law in 2003 that eliminated the favorable state tax treatment previously accorded to REITs.

Personnel

As of December 31, 2003, the Company had 119 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Website Posting of Exchange Act Reports

The Company makes available as soon as practicable and free of charge its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K (and amendments to such reports), that are filed with the Securities and Exchange Commission. The Company’s website address is https://www.brooklinebank.com.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Sarbanes-Oxley requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Although the Company is incurring additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that the additional expense will have a material impact on its results of operations or financial condition.

Supervision and Regulation

General

The Bank is regulated, examined and supervised by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  OTS regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2003, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate.  As of December 31, 2003, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings bank, the Bank is subject to a qualified thrift lender, or “QTL,” test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 month period.  “Portfolio assets” generally means total assets of a federal savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the bank’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of a federal savings bank’s credit card loans, education loans and small business loans.

A federal savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2003, the Bank maintained 71.0% of its portfolio assets in qualified thrift investments.

Capital Distributions.  OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application for approval of a capital distribution if:

•                  the total capital distributions for the applicable calendar year exceed the sum of the bank’s net income for that year to date plus the association’s retained net income for the preceding two years;

•                  the bank would not be at least adequately capitalized following the distribution;

•                  the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•                  the bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•                  the bank would be undercapitalized following the distribution;

•                  the proposed capital distribution raises safety and soundness concerns; or

•                  the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In conducting bank examinations, the OTS is required to assess a bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an outstanding Community Reinvestment Act rating in its most recent examination conducted by the OTS.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings bank subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s capital. In addition, OTS regulations prohibit a bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties”. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

Standards for Safety and Soundness.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement safety and soundness standards required under federal law. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. The OTS is required and authorized to take supervisory actions against undercapitalized savings institutions. For this purpose, a federal savings bank is placed in one of the following five categories based on the bank’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2003, the Bank met the criteria for being considered “well-capitalized.”

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

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2003, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2003, the

Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

The Company is a federally chartered bank holding company subject to regulation and supervision by the OTS.  The OTS has enforcement authority over the Company and its non-savings bank subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

Brookline Bancorp, Inc. is a grandfathered federally chartered bank holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

Federal law prohibits a federally chartered bank company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The USA Patriot Act

In October 2001, the USA PATRIOT Act became effective. Title III of that Act represents a major expansion of the U.S. anti-money laundering laws granting broad new anti-money laundering powers to the Secretary of the Treasury and imposing a variety of new compliance obligations on banks and broker dealers. The Act also requires a bank’s regulator to specifically consider a bank’s past record of compliance with the bank Secrecy Act (anti-money laundering requirements) when acting on any applications filed by such bank.

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

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2003, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2003, the Company had no net operating loss carry forwards for federal income tax purposes.

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

As explained more fully in Note 10 of the Notes to the Company’s Consolidated Financial Statements and in the sub-section entitled Settlement of Real Estate Investment Trust (“REIT”) Tax Dispute on page 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2003 Annual Report, which is incorporated herein by reference, the treatment of earnings of Associates and BPCC, for Massachusetts income tax purposes, was adversely affected by a new Massachusetts law enacted on March 5, 2003. That law denies a dividend received deduction for dividend distributions from a REIT in determining Massachusetts taxable income. The law not only disallowed dividend received deductions for the year 2003 and thereafter, but also disallowed dividend received deductions retroactively to tax years beginning in 1999. The Company disputed the retroactive tax assessments. Ultimately, the Company settled the dispute by paying $4.3 million to the Commonwealth of Massachusetts, which resulted in an after-tax charge to earnings of $2.8 million in 2003.

Item 2.    Properties

The main office branch is owned by the Bank. The other branches and operations center of the Bank and space in Newton, Massachusetts used to conduct the Bank’s indirect automobile lending business are leased from unrelated third parties. At December 31, 2003, the net book value of premises and leasehold improvements was $1.5 million. Refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Stockholders, which is incorporated herein by reference, for information regarding the Company’s lease commitments at December 31, 2003.

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

Item 4.    Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5.    Market For The Registrant’s Common Stock And Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 2003, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the years ended December 31, 2003 and 2002, appears on the inside of the back cover page of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on the back of the cover page and page 1 of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 17 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 14 through 16 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 8.    Financial Statements And Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference:

Reports of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

The supplementary data required by this Item relating to selected quarterly financial data is provided in Note 20 of the Notes to Consolidated Financial statements included in Item 8 of Part II of this Report.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

On January 17, 2003, the Registrant elected to change its outside accounting firm, Grant Thornton LLP (“Grant Thornton”). The Registrant engaged KPMG LLP (“KPMG”) as its new accounting firm. The decision to change accounting firms was recommended by the audit committee of the Board of Directors and approved by the Board of Directors.

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

Item 9A. Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to (a) ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and (b) in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periods SEC filings.

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors And Executive Officers Of The Registrant

A listing of and information about the Company’s Directors and Executive Officers appears on pages 3 through 5 of the Company’s proxy statement dated March 15, 2004 which is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is presented under the heading “Proposal I - Election of Directors” on pages 3 through 17 of the Company’s proxy statement dated March 15, 2004 which is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 and 3 of the Company’s proxy statement dated March 15, 2004 which is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

Certain Relationships and Related Transactions are presented on page 17 of the Company’s proxy statement dated March 15, 2004 which is incorporated herein by reference.

Item 14. Principal Accountant and Fees

The disclosure required by this Item is set forth under the heading “Proposal 2-Ratification of Appointment of Auditors” on pages 17 and 18 of the Company’s proxy statement dated March 15, 2004 which is incorporated herein by reference.

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

(3)                       Exhibits: The exhibits listed below are filed herewith or incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to a previously filed Registration Statement)*

3.2	Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to a previously filed Registration Statement)*

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**

10.2	Form of Change in Control Agreement

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3 to a previously filed Registration Statement)**

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

11

Statement Regarding Computation of Per Share Earnings - incorporated herein by reference to Note 14 of the Notes to Consolidated Financial Statements on page F-29 of the Company’s 2003 Annual Report to Stockholders - Exhibit 13 to this report.

13	2003 Annual Report to Stockholders

14	Code of Ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed on January 24, 2003)

16.1	Letter from Certifying Accountant in Response to Item 304(a) of Regulation S-K (incorporated by reference to Exhibit 16.1 of Form 10-K filed on March 24, 2003)

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. Business - Subsidiary Activities of this Report.

23	Independent Auditors’ Consent

23.1	Consent of Independent Certified Public Accountants

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*                         Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 10, 2002 (Registration No. 333-85980)

**                  Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on November 18, 1997 (Registration No. 333-40471)

(b)                 Reports on Form 8-K

A Form 8-K was filed on October 17, 2003 to furnish a copy of the press release announcing the Company’s earnings for the third quarter of 2003, stock awards under the Company’s 2003 Recognition and Retention Plan and declaration of a regular quarterly dividend of $ 0.085 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: March 10, 2004	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 10, 2004		Date: March 10, 2004

By:	/s/ Oliver F. Ames	By:	/s/ Hollis W. Plimpton
	Oliver F. Ames, Director		Hollis W. Plimpton, Director

By:	/s/ Dennis S. Aronowitz	By:	/s/ Joseph J. Slotnik
	Dennis S. Aronowitz, Director		Joseph J. Slotnik, Director

By:	/s/ George C. Caner, Jr.	By:	/s/ William V. Tripp, III
	George C. Caner, Jr., Director		William V. Tripp, III, Director

By:	/s/ David C. Chapin	By:	/s/Rosamond B. Vaule
	David C. Chapin, Director		, Director

By:	/s/ William G. Coughlin	By:	/s/ Peter O. Wilde
	William G. Coughlin, Director		Peter O. Wilde, Director

By:		By:	/s/ Franklin Wyman, Jr.
	John L. Hall, II, Director		Franklin Wyman, Jr., Director

By:	/s/ Charles H. Peck
Charles H. Peck, Director