Form 10-Q
period 2004-03-31
BROOKLINE BANCORP INC
filed 2004-05-07
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Common stock, $0.01 par value – 59,009,656 shares outstanding as of May 7, 2004.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$14,886	$15,131
Short-term investments	140,402	127,572
Securities available for sale	285,768	287,952
Securities held to maturity (market value of $1,308 and $1,381, respectively)	1,272	1,343
Restricted equity securities	14,239	11,401
Loans, excluding money market loan participations	1,129,540	1,072,740
Money market loan participations	—	2,000
Allowance for loan losses	(16,388)	(16,195)
Net loans	1,113,152	1,058,545
Other investment	4,256	4,251
Accrued interest receivable	5,306	5,248
Bank premises and equipment, net	2,683	2,737
Deferred tax asset	8,109	8,843
Other assets	1,135	1,011
Total assets	$1,591,208	$1,524,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$709,641	$679,921
Borrowed funds	267,281	220,519
Mortgagors’ escrow accounts	5,253	4,565
Income taxes payable	1,734	1,489
Accrued expenses and other liabilities	11,146	10,856
Total liabilities	995,055	917,350

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized;60,275,256 shares and 60,160,530 shares issued, respectively	603	602
Additional paid-in capital	470,248	469,493
Retained earnings, partially restricted	157,439	169,417
Accumulated other comprehensive income	2,411	2,529
Treasury stock, at cost – 1,335,299 shares	(17,017)	(17,017)
Unearned compensation – recognition and retention plans	(13,233)	(13,960)
Unallocated common stock held by ESOP – 788,323 shares and 803,356 shares, respectively	(4,298)	(4,380)
Total stockholders’ equity	596,153	606,684
Total liabilities and stockholders’ equity	$1,591,208	$1,524,034

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2004	2003
	(unaudited)
Interest income:
Loans	$15,059	$13,268
Debt securities	1,506	3,253
Marketable equity securities	78	111
Restricted equity securities	70	77
Short-term investments	298	577
Total interest income	17,011	17,286

Interest expense:
Deposits	2,697	3,442
Borrowed funds	2,139	1,421
Total interest expense	4,836	4,863
Net interest income	12,175	12,423
Provision for loan losses	330	375
Net interest income after provision for loan losses	11,845	12,048

Non-interest income:
Fees and charges	1,121	546
Gains on sales of securities, net	581	328
Swap agreement market valuation credit	39	18
Other income	140	68
Total non-interest income	1,881	960

Non-interest expense:
Compensation and employee benefits	2,535	2,352
Recognition and retention plans	727	40
Occupancy	417	337
Equipment and data processing	993	627
Advertising and marketing	187	187
Dividend equivalent rights	375	—
Other	607	591
Total non-interest expense	5,841	4,134

Income before income taxes	7,885	8,874

Income tax expense:
Provision for income taxes	3,233	3,507
Retroactive assessment related to REIT	—	5,515
Total income tax expense	3,233	9,022

Net income (loss)	$4,652	$(148)

Earnings per common share:
Basic	$0.08	$(0.00)
Diluted	0.08	(0.00)

Weighted average common shares outstanding during the period:
Basic	57,076,261	57,468,369
Diluted	58,055,753	57,468,369

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)

Net income (loss)	$4,652	$(148)

Other comprehensive income, net of taxes:
Unrealized holding gain (loss)	399	(1,012)
Income tax expense (benefit)	144	(347)
Net unrealized holding gain (loss)	255	(665)

Less reclassification adjustment for gains included in net income:
Realized gains	581	328
Income tax expense	208	117
Net reclassification adjustment	373	211

Net other comprehensive loss	(118)	(876)

Comprehensive income (loss)	$4,534	$(1,024)

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2004 and 2003 (unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plan	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

Net loss	—	—	(148)	—	—	—	—	(148)

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(876)	—	—	—	(876)

Common stock dividend of $0.085 per share	—	—	(4,920)	—	—	—	—	(4,920)

Exercise of stock options (209,987 shares)	2	1,135	—	—	—	—	—	1,137

Income tax benefit from exercise of non-incentive stock options	—	392	—	—	—	—	—	392

Treasury stock purchases (1,135,000 shares)	—	—	—	—	(14,691)	—	—	(14,691)

Compensation under recognition and retention plan	—	—	—	—	—	40	—	40

Common stock held by ESOP committed to be released (15,501 shares)	—	112	—	—	—	—	84	196

Balance at March 31, 2003	$589	$450,893	$180,720	$3,279	$(16,635)	$(701)	$(4,634)	$613,511

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

Net income	—	—	4,652	—	—	—	—	4,652

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(118)	—	—	—	(118)

Common stock dividend of $0.285 per share	—	—	(16,630)	—	—	—	—	(16,630)

Exercise of stock options (107,253 shares)	1	529	—	—	—	—	—	530

Income tax benefit from exercise of non-incentive stock options	—	15	—	—	—	—	—	15

Income tax benefit related to RRP shares	—	59	—	—	—	—	—	59

Compensation under recognition and retention plans	—	—	—	—	—	727	—	727

Common stock held by ESOP committed to be released (15,033 shares)	—	152	—	—	—	—	82	234

Balance at March 31, 2004	$603	$470,248	$157,439	$2,411	$(17,017)	$(13,233)	$(4,298)	$596,153

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,652	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	330	375
Depreciation and amortization	177	141
Amortization, net of accretion, of securities premiums and discounts	1,282	1,171
Amortization of deferred loan origination costs	1,047	33
Net gains from sales of securities	(581)	(328)
Equity interest in earnings of other investment	(133)	(60)
Swap agreement market valuation credit	(39)	(18)
Compensation under recognition and retention plans	727	40
Release of ESOP shares	234	196
Deferred income taxes	798	(3,272)
Retroactive assessment related to REIT	—	5,515
(Increase) decrease in:
Accrued interest receivable	(58)	74
Other assets	(124)	(108)
Increase in:
Income taxes payable	245	155
Accrued expenses and other liabilities	329	1,027
Net cash provided from operating activities	8,886	4,793

Cash flows from investing activities:
Proceeds from sales of securities available for sale	627	925
Proceeds from redemptions and maturities of securities available for sale	16,055	26,541
Proceeds from redemptions and maturities of securities held to maturity	70	1,142
Purchase of securities available for sale	(15,380)	(61,616)
Purchase of Federal Home Loan Bank of Boston stock	(2,838)	—
Net increase in loans	(57,984)	(39,481)
Proceeds from sales of participations in loans	—	59
Purchase of bank premises and equipment	(123)	(503)
Distribution from other investment	128	122
Net cash used for investing activities	(59,445)	(72,811)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	24,206	20,444
Increase (decrease) in certificates of deposit	5,514	(6,751)
Proceeds from Federal Home Loan Bank of Boston advances	246,000	—
Repayment of Federal Home Loan Bank of Boston advances	(199,238)	(955)
Increase in mortgagors’ escrow accounts	688	534
Income tax benefit from exercise of non-incentive stock options and recognition and retention plan shares	74	—
Exercise of stock options	530	1,137
Purchase of treasury stock	—	(14,691)
Payment of dividends on common stock	(16,630)	(4,920)
Net cash provided from (used for) financing activities	61,144	(5,202)

Net increase (decrease) in cash and cash equivalents	10,585	(73,220)
Cash and cash equivalents at beginning of period	144,703	242,468

Cash and cash equivalents at end of period	$155,288	$169,248

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$4,750	$4,906
Income taxes	2,115	5,625

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three months ended March 31, 2004 and 2003

(unaudited)

(1)                     Basis of Presentation (Dollars in thousands)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Critical Accounting Policies

Allowance for Loan Losses

The allowance is established through provisions for loan losses charged to income. Loans are charged off against the allowance when the collectibility of principal is unlikely. Indirect automobile loans delinquent 120 days are charged off, net of recoverable value, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Recoveries of loans previously charged off are credited to the allowance.

The allowance for loan losses is based on management’s estimate of probable known and inherent credit losses existing in the loan portfolio. In determining the level of the allowance for loan losses, management evaluates specific credits and the loan portfolio in general using several criteria that include historical performance, collateral values, cash flows and current economic conditions. The evaluation culminates with a judgment on the probability of collection of loans outstanding. Management’s methodology provides for three allowance components. The first component represents allowances established for specific identified loans. The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis. Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trends of loan delinquencies, and the level and trends of classified assets. Regarding the indirect automobile loan portfolio, allowances are established over the average life of the loans due to the absence of historical loss experience. The last component is an unallocated allowance based on evaluation of factors such as trends in the economy and real estate values in the areas where the Company lends money, concentrations in the amount of loans the Company has outstanding to large borrowers and concentrations in the type and geographic location of loan collateral. Determination of the unallocated allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it (a) addresses the probable inherent risk of loss that exists in the Company’s loan portfolio (which is substantially comprised of loans with repayment terms extended over many years) and (b) helps to minimize the risk related to the imprecision inherent in the estimation of the other two components of the allowance.

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

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of unearned ESOP shares and unvested recognition and retention plan shares. Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the “treasury stock” method.

Stock-Based Compensation

Deferred compensation for shares awarded under recognition and retention plans is recorded as a reduction of stockholders’ equity. Compensation expense is recognized over the vesting period of shares awarded based upon the fair value of the shares at the award date.

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year for the ESOP shares to be allocated based upon the Company’s estimate of the number of shares expected to be allocated. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company measures compensation cost for stock options as the excess of the fair market value of the Company’s stock at the grant date above the exercise price of options granted, if any. This generally does not result in compensation charges to earnings. As required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, disclosed in the following table is net income and earnings per share, as reported, and pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three months ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income (loss) as reported	$4,652	$4,652	$(148)	$(148)
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(343)	(343)	(126)	(126)
Dividends on unvested restricted stock awards	(293)	(277)	(14)	(10)
Pro forma net income (loss)	$4,016	$4,032	$(288)	$(284)
Earnings (loss) per share:
As reported	$0.08	$0.08	$—	$—
Pro forma	0.07	0.07	(0.01)	—

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

(2)                     Earnings Per Share Reconciliation (Dollars in thousands except per share amounts)

The following table is the reconciliation of basic and diluted earnings per share as required under SFAS No. 128 for the three months ended March 31, 2004 and 2003:

	2004		2003
	Basic	Diluted	Basic	Diluted

Net income (loss)	$4,652	$4,652	$(148)	$(148)

Weighted average shares outstanding	57,076,261	57,076,261	57,468,369	57,468,369
Effect of dilutive securities	—	979,492	—	—
Adjusted weighted average shares outstanding	57,076,261	58,055,753	57,468,369	57,468,369

Earnings (loss) per share	$0.08	$0.08	$—	$—

(3)                           Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	March 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$132,531	$719	$11	$133,239
Municipal obligations	6,279	2	1	6,280
Corporate obligations	9,909	342	—	10,251
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government agencies	100,642	227	91	100,778
Mortgage-backed securities issued by U.S. Government agencies	23,886	111	15	23,982
Total debt securities	273,747	1,401	118	275,030
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,260	2,489	11	5,738
Total securities available for sale	$282,007	$3,890	$129	$285,768

Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	522	36	—	558
Total securities held to maturity	$1,272	$36	$—	$1,308

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$122,522	$802	$—	$123,324
Municipal obligations	6,309	—	4	6,305
Corporate obligations	9,937	313	—	10,250
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government agencies	111,269	149	357	111,061
Mortgage-backed securities issued by U.S. Government agencies	25,167	59	43	25,183
Total debt securities	275,704	1,323	404	276,623
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,305	3,039	15	6,329
Total securities available for sale	$284,009	$4,362	$419	$287,952

Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	593	38	—	631
Total securities held to maturity	$1,343	$38	$—	$1,381

(4)                           Loans (Dollars in thousands)

A summary of loans follows:

	March 31, 2004	December 31, 2003
Mortgage loans:
One-to-four family	$122,166	$122,524
Multi-family	339,712	339,998
Commercial real estate	304,598	312,647
Construction and development	23,704	24,813
Home equity	12,440	12,082
Second	44,604	43,650
Total mortgage loans	847,224	855,714
Commercial loans	49,629	44,207
Indirect automobile loans	273,630	211,206
Other consumer loans	1,282	2,401
Total gross loans	1,171,765	1,113,528
Unadvanced funds on loans	(49,842)	(46,777)
Deferred loan origination costs (fees):
Indirect automobile loans	8,033	6,254
Other	(416)	(265)
Loans, excluding money market loan participations	1,129,540	1,072,740
Money market loan participations	—	2,000
	$1,129,540	$1,074,740

(5)                           Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31, 2004	December 31, 2003

Demand checking accounts	$33,212	$34,240
NOW accounts	61,740	62,583
Savings accounts	27,764	27,302
Money market savings accounts	288,802	303,046
Guaranteed savings accounts	39,859	—
Certificate of deposit accounts	258,264	252,750
Total deposits	$709,641	$679,921

(6)                           Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At March 31, 2004 and December 31, 2003, such taxes amounted to $1,350 and $1,414, respectively.

(7)                           Commitments and Swap Agreement (Dollars in thousands)

At March 31, 2004, the Company had outstanding commitments to originate loans of $34,697, $20,412 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $24,083, of which $19,195 were equity lines of credit.

The Company entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Company pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Company entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months ended March 31, 2004 and 2003 was $59 and $56, respectively. Changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. For the three months ended March 31, 2004 and 2003, $39 and $18, respectively, were credited to pre-tax earnings.

(8)                           Dividend Declaration

On April 15, 2004, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of April 30, 2004 and payable on May 17, 2004.

(9)                           Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s stock option plans for the three months ended March 31, 2004 was as follows:

Options outstanding at January 1, 2004	3,509,628
Options exercised at $4.944 per share	(107,253)
Options outstanding at March 31, 2004	3,402,375

Exercisable at March 31, 2004:
$4.944 per share	1,863,581
$11.00 per share	5,393
$14.95 per share	532,500
$15.42 per share	3,527
2,405,001

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. Options awarded vest over periods ranging from less than one month through over five years. As of March 31, 2004, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,135,000 options, respectively.

In accordance with the terms of the 1999 Option Plan, dividend equivalent rights amounting to $375 were paid during the three months ended March 31, 2004 to holders of unexercised options as a result of the $0.20 per share extra dividend paid to stockholders on February 16, 2004.

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. As of March 31, 2004, the number of shares available for award under the 1999 RRP and the 2003 RRP were 26,086 shares and 92,000 shares, respectively.

Expense for shares awarded is recognized over the vesting period at the fair value of the shares on the date they were awarded. Total expense for the RRP plans amounted to $727 and $40 for the three months ended March 31, 2004 and 2003, respectively. The total expense of the RRP plans is expected to be $2,156 for the nine months ended December 31, 2004, $2,739 in 2005 and 2006, $2,641 in 2007, $2,600 in 2008 and $232 thereafter.

(10)                    Postretirement benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months ended March 31, 2003 and an estimate of the components of net periodic postretirement benefit costs for the three months ended March 31, 2004:

	2004	2003

Service cost	$28	$25
Interest cost	16	16
Transition obligation	4	4
Actuarial loss	1	—
Net periodic benefit costs	$49	$45

Postretirement benefits costs in the above table for the three months ended March 31, 2004 are based on the assumption that benefits currently offered will be changed before the end of 2004. The Company is in the process of evaluating postretirement benefits and expects to adjust the benefits in a way that will reduce costs in 2004 and thereafter. Accordingly, the Company charged $49 to expense for the three months ended March 31, 2004 instead of $85 that otherwise would have been charged to expense if no change in benefits was contemplated.

Benefits paid amounted to $6 and $5 for the three months ended March 31, 2004 and 2003.

(11)                    Income Taxes (Dollars in thousands)

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline Bank and 99.9% owner of a real estate investment trust (“REIT”) subsidiary, received in 2002 from the Department of Revenue of the Commonwealth of Massachusetts (“DOR”) Notices of Assessments for state excise taxes of $3,930 plus interest of $811. The assessments were based on a desk review of the financial institution excise returns filed by Associates for its 1999, 2000 and 2001 tax years. It was expected that the DOR would submit another Notice of Assessment for state excise taxes for the 2002 tax year and it was estimated that such assessment would amount to $3,748. The DOR contended that dividend distributions from a REIT are not deductible in determining Massachusetts taxable income. Associates believed that the Massachusetts statute that provided for a dividend received deduction equal to 95% of certain dividend distributions applied to distributions made by the REIT subsidiary to Associates. Accordingly, the Company made no provision in its consolidated financial statements through December 31, 2002 for the amounts assessed or additional amounts that might be assessed relating to the years 1999 through 2002.

On March 5, 2003, a new law was enacted denying favorable tax treatment for dividend distributions from REITs in determining Massachusetts taxable income not only for the year 2003 and thereafter, but also retroactively for tax years 1999 through 2002. While the Company disputed the retroactive tax assessments, it was obliged under U.S. generally accepted accounting principles to provide for the taxes and interest resulting from the new law at the time of its enactment. Accordingly, $5,515 was charged to earnings in the three months ended March 31, 2003 to recognize the liabilities for taxes and interest resulting from the retroactive application of the new law to the Company=s REIT subsidiary for the years 1999 through 2002. On June 23, 2003, the Company signed an agreement with the Commissioner of Revenue of the Commonwealth of Massachusetts settling all disputes relating to the tax treatment of the Company’s REIT subsidiary. The Company paid $4,341 as full settlement of the dispute, resulting in an after-tax credit to earnings of $2,727 in the three month period ended June 30, 2003.

(12)                    Stockholders’ Equity (Dollars in thousands)

Capital Distributions and Restrictions Thereon

OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1institution”) may, after prior notice but without the approval of the OTS, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require OTS approval.

Common Stock Repurchases

As of March 31, 2004, the Company was authorized to repurchase up to 1,602,233 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $55,749 at December 31, 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Company.

The following discussion contains forward-looking statements based on management’s current expectations regarding economic, legislative and regulatory issues that may impact the Company’s earnings and financial condition in the future. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Any statements included herein preceded by, followed by or which include the words “may”, “could”, “should”, “will”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “assume” or similar expressions constitute forward-looking statements.

Forward-looking statements, implicitly and explicitly, include assumptions underlying the statements. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company’s actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services.

Overview of the Company’s Activities and Risks

The primary activities of the Company are to gather deposits from the general public and to invest the resulting funds, plus those derived from borrowings, capital initiatives and operations, in loans and investment securities. The Company’s loan portfolio is comprised substantially of loans secured by real estate and indirect automobile loans. The investment portfolio is comprised primarily of debt securities and mortgage-backed securities issued by the U.S. Government and U.S. Government Agencies.

To operate successfully, the Company must manage various types of risk, including but not limited to, market or interest rate risk, credit risk, transaction risk, liquidity risk, security risk, strategic risk, reputation risk and compliance risk. While all of these risks are important, the risks of greatest significance to the Company relate to market or interest rate risk and credit risk.

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

Interest rate risk is the exposure of the Company’s net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers and debt issuers to repay loans and debt securities, the volume of loan repayments and refinancings, and the flow and mix of deposits.

Credit risk is the risk to the Company’s earnings and stockholders’ equity that results from customers, to whom loans have been made or the issuers of debt securities in which the Company has invested, failing to repay their obligations. The magnitude of risk depends on the capacity and willingness of borrowers and debt issuers to repay and the sufficiency of the value of collateral obtained to secure the loans made or investments purchased.

The Company’s critical accounting policies relate to the allowance for loan losses and the accounting for premiums and discounts on debt securities. See note 1 to the unaudited consolidated financial statements included elsewhere on page 8 herein for a description of those accounting policies and the Accelerated Amortization of Investment Premiums and the Non-Performing Assets, Restructured Loans and Allowance for Loan Losses sub-sections appearing on pages 19 and 21 herein.

Executive Summary

Operating Highlights

	Three months ended March 31,
	2004	2003
	(In thousands except per share amounts)

Net interest income	$12,175	$12,423
Provision for loan losses	330	375
Non-interest income	1,881	960
Recognition and retention plans	727	40
Dividend equivalent rights expense	375	—
Other non-interest expenses	4,739	4,094
Income before income taxes	7,885	8,874
Provision for income taxes	3,233	3,507
Retroactive assessment related to REIT	—	5,515
Net income (loss)	4,652	(148)

Basic earnings per common share	$0.08	$0.00
Diluted earnings per common share	0.08	0.00

Interest rate spread	2.29%	2.28%
Net interest margin	3.19%	3.53%

Financial Condition Highlights

	At March 31, 2004	At December 31, 2003	At March 31, 2003
	(In thousands)

Total assets	$1,591,208	$1,524,034	$1,424,046
Net loans	1,113,152	1,058,545	836,087
Deposits	709,641	679,921	663,018
Borrowed funds	267,281	220,519	123,945
Stockholders’ equity	596,153	606,684	613,511

Non-performing assets	$84	$133	$137

Stockholders’ equity to total assets	37.47%	39.81%	43.08%

The major factors affecting comparison of the operating and financial condition highlights presented above were:

•                   A decline in net interest income and net interest margin despite $122 million of growth in earning assets

•                   Growth of the indirect automobile lending business (loans outstanding - $274 million at March 31, 2004 compared to $211 million at December 31, 2003 and $13 million at March 31, 2003) and $340,000 of accelerated amortization of deferred loan origination costs as a result of loan prepayments

•                   $357,000 of accelerated amortization of premiums paid to purchase mortgage securities

•                   Increased expense of recognition and retention plans - $727,000 in the 2004 quarterly period versus $40,000 in the 2003 quarterly period

•                   $375,000 of dividend equivalent rights expense in the 2004 quarterly period

•                   Increased non-interest income from mortgage loan prepayment fees ($863,000 versus $178,000) and securities gains ($581,000 versus $328,000)

•                   A $5.5 million after-tax charge in the 2003 quarterly period related to a dispute over the state tax treatment of the Company’s real estate investment (“REIT”) subsidiary

•                   Reduction in stockholders’ equity in the 2004 quarterly period due to payment of an extra dividend to stockholders of $0.20 per share ($11.7 million) and in the 2003 quarterly period due to repurchases of Company stock ($14.7 million)

Detailed commentary on each of the items listed above follows.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2004 and 2003. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2004			2003
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$121,359	$298	0.98%	$191,207	$577	1.22%
Debt securities (2) (4)	276,666	1,515	2.19	371,163	3,253	3.51
Equity securities (2)	24,111	177	2.94	22,872	229	4.02
Mortgage loans (3)	830,366	12,251	5.90	793,170	12,820	6.47
Money market loan participations	1,726	5	1.16	3,921	13	1.34
Other commercial loans (3)	30,441	426	5.60	22,833	344	6.03
Indirect automobile loans (3) (4)	246,542	2,335	3.80	2,911	29	4.04
Other consumer loans (3)	2,240	42	7.50	3,305	63	7.62
Total interest-earning assets	1,533,451	17,049	4.44%	1,411,382	17,328	4.91%
Allowance for loan losses	(16,347)			(15,187)
Non-interest earning assets	34,389			27,416
Total assets	$1,551,493			$1,423,611

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$61,245	20	0.13%	$65,237	35	0.22%
Savings accounts (5)	38,330	94	0.98	16,992	35	0.84
Money market savings accounts	293,923	938	1.28	278,233	1,244	1.81
Certificate of deposit accounts	255,015	1,645	2.59	265,539	2,128	3.25
Total deposits	648,513	2,697	1.67	626,001	3,442	2.23
Borrowed funds (6)	253,160	2,139	3.34	124,088	1,421	4.58
Total interest bearing liabilities	901,673	4,836	2.15%	750,089	4,863	2.63%
Non-interest-bearing demand checking accounts	32,833			27,017
Other liabilities	15,747			16,319
Total liabilities	950,253			793,425
Stockholders’ equity	601,240			630,186
Total liabilities and stockholders’ equity	$1,551,493			$1,423,611
Net interest income (tax equivalent basis)/interest rate spread		12,213	2.29%		12,465	2.28%
Less adjustment of tax exempt income		38			42
Net interest income		$12,175			$12,423
Net interest margin			3.19%			3.53%

(1)                Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)                Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)                Loans on non-accrual status are included in average balances.

(4)                Included in interest income on debt securities in the 2004 period is $357 of accelerated amortization of investment premium. Excluding this charge, the yield on the debt securities portfolio would have been 2.71%. Included in interest income on indirect automobile loans in the 2004 period is $340 of accelerated amortization of deferred loan origination costs due to prepaid loan payoffs. Excluding this charge, the yield on the indirect automobile loan portfolio would have been 4.35%. Excluding both of the charges, the yield on interest-earning assets would have been 4.62%.

(5)                Savings accounts include mortgagors’ escrow accounts.

(6)                The 2003 period includes a $25 interest charge on a prepaid FHLB advance that relates to a prior period. Excluding this charge, the rate on borrowed funds would have been 4.50%.

Highlights from the above table follow.

•                   Average interest-earning assets in the 2004 quarterly period were $122.1 million, or 8.6%, higher than the 2003 quarterly period due to growth of the indirect automobile loan portfolio ($243.6 million) and the mortgage loan portfolio ($37.2 million). Partially offsetting the loan growth was a reduction in debt securities of $94.5 million and short-term investments of $69.8 million. Proceeds from redemption of such securities and investments as well as from an additional $129.1 million of borrowings from the Federal Home Loan Bank (“FHLB”) were used to fund the loan growth.

•                    Despite the growth in assets, total interest income in the 2004 quarterly period was $275,000, or 1.6%, less than in the 2003 quarterly period. The reduction was due to continuation of a low interest rate environment which caused the average yield on earning assets to decline from 4.91% in the 2003 period to 4.44% in the 2004 period.

•                   Average interest-bearing liabilities in the 2004 quarterly period were $151.6 million, or 20.2%, higher than in the 2003 quarterly period due to the increase in borrowed funds mentioned above and a $22.5 million, or 3.6%, increase in deposits. Despite the increases, total interest expense was $27,000, or 0.6%, lower between the two periods as the average rates paid on interest-bearing liabilities declined from 2.63% in the 2003 quarterly period to 2.15% in the 2004 quarterly period.

Interest rate spread (the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities) was 2.29% in the 2004 quarterly period compared to 2.28% in the 2003 quarterly period.

Net interest margin is net interest income, on a tax-equivalent basis, divided by average interest-earning assets. Earnings are enhanced when net interest margin is rising and reduced when net interest margin is declining. Over the past few years, the Company’s net interest margin has declined from a high of 4.43% in 2000 to 4.10% in 2001, 3.58% in 2002 and 3.34% in 2003. Net interest margin in the first quarter of 2004 was 3.19% compared to 3.53% in the first quarter of 2003. This trend resulted primarily from an ever declining interest rate environment.

The decline in interest income and net interest margin was attributable to continuation of an interest rate environment that is the lowest in over forty years. Since a high percent of the Company’s assets (39% in the 2004 first quarter) are funded by stockholders’ equity for which there is no charge to interest expense, declining rates cause a greater reduction in interest income from lower asset yields than the reduction in interest expense from lower rates paid on deposits and borrowed funds. Continuation of the low interest rate environment, or further reductions in interest rates, would likely have a negative impact on the Company’s future net interest income and net interest margin.

As a result of the low interest rate environment, not only are new loans originated and investments purchased at lower yields but existing higher yielding loans and investments secured by mortgage loans are subject to prepayment before scheduled maturities. Prepayment of higher yielding assets in a declining interest rate environment usually has an adverse effect on net interest income and net interest margin. The Company has experienced significant prepayments for the past two years and, as noted in the following sub-sections, it continued to experience loan and investment prepayments in the 2004 first quarter.

If the net interest margin percent in the first quarter of 2004 had remained the same as in the first quarter of 2003, net interest income would have been approximately $1.3 million, or 10.8%, higher than actually achieved.

Indirect Automobile Lending Business

In the fourth quarter of 2002, a new senior officer joined the Company to initiate and establish indirect automobile lending. The officer’s prior experience included management responsibility for an indirect automobile loan portfolio of approximately $1 billion at a commercial bank in Massachusetts subsequently acquired by another financial institution.

The Company commenced originating indirect automobile loans in February 2003. The portfolio grew to $211 million at the end of 2003 and $274 million at March 31, 2004. The Company does business with over 100 dealerships. The Company has concentrated on originating loans to customers with good credit histories; there is no emphasis on “subprime lending”. The average credit score of all loans outstanding at March 31, 2004 was over 730 and the total of loans with credit scores of 660 or lower was less than 10%. The total of loans delinquent over 30 days at March 31, 2004 was $1,079,000, or 0.39% of the indirect automobile loan portfolio.

During the three months ended March 31, 2004, approximately $9.4 million of indirect automobile loans were prepaid in entirety due in part to aggressive loan promotions by credit unions, banks and credit card issuers and the higher than average credit scores of the borrowers to whom the Company has made loans. Generally, individuals with higher credit scores can more easily refinance their debt. The prepayments resulted in $340,000 of accelerated amortization of deferred loan origination costs being charged to interest income in the 2004 first quarter. In connection with the origination of indirect automobile loans, the interest rate charged to the borrower by the car dealer usually exceeds the “buy rate” or the rate earned by the Company. The difference between the two rates is referred to as the “spread”. The computed dollar value of the spread is prepaid by the Company to the car dealer and included in deferred loan origination costs. Such costs, which are generally subject to rebate in the event the underlying loans are prepaid within a few months, are amortized as a charge to income over the life of the related loans. In a low or declining interest rate environment, the level of prepayments is likely to be higher than normal.

Regarding indirect automobile lending, there is a strong correlation between interest rates offered and the degree of credit risk. In general, the higher the credit scores of borrowers, the lower the interest rates earned. Also, the level of charge-offs, or loan losses, would normally be lower when credit scores are higher. In starting to originate indirect automobile loans, the Company opted to emphasize credit quality rather than profit maximization. Currently, this lending area is profitable and is expected to increase its contribution to the overall profitability of the Company in the future. Any efforts to enhance the rate of profitability of this area of lending in 2004 and thereafter will be initiated in a deliberate manner so that the risk profile of the loan portfolio does not increase suddenly and significantly.

Accelerated Amortization of Investment Premiums

In the second half of 2002 and the first quarter of 2003, the Company invested a substantial part of the proceeds from the 2002 stock offering in collateralized mortgage obligations and pass-through mortgage-backed securities (collectively “mortgage securities”) with expected maturities in the two to three year range. Because of the declining interest rate environment, the securities were purchased at a premium. Premiums are amortized to expense as a reduction in yield over the estimated life of the securities.

The Company’s investment in mortgage securities increased from $109.1 million at June 30, 2002 to $280.7 million at December 31, 2002 and $315.0 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137.0 million at December 31, 2003 and $125.0 million at March 31, 2004 as a result of unprecedented levels of prepayment. The prepayments shortened the estimated remaining life of the securities significantly. This necessitated the accelerated expensing of the premiums paid to purchase the securities.

Prepayments, which started to subside in the latter part of 2003, picked up once again in the first quarter of 2004. As a result, total premium amortization for the three months ended March 31, 2004 was $889,000, $357,000 of which was accelerated amortization. The remainder of unamortized premium at March 31, 2004 was $1,626,000. Of that amount, $1,074,000 is scheduled to amortize over the remainder of 2004. Higher than anticipated prepayments could require accelerated expensing in 2004 of the remaining balance of unamortized premium. Conversely, slower than anticipated prepayments could result in less expensing in 2004 of unamortized premium.

Recognition and Retention Plans

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Expense for shares awarded under the plans is recognized over the vesting period at the fair value of the shares on the date they were awarded. As a result of shares awarded on October 16, 2003 under the 2003 RRP, expense for the recognition and retention plans was $727,000 in the 2004 quarterly period compared to $40,000 in the 2003 quarterly period. See note 9 to the unaudited consolidated financial statements on pages 12 and 13 herein for additional information about the plans.

Dividend Equivalent Rights Expense

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights amounting to $375,000 were paid to holders of unexercised options awarded under that plan as a result of the $0.20 per share extra dividend paid to stockholders of the Company on February 16, 2004.

Non-Interest Income

Non-interest income for the 2004 quarterly period was $1,881,000 compared to $960,000 for the 2003 quarterly period. The increase was due primarily to higher fees from loan prepayments and gains from sales of securities.

During the first quarter of 2004, approximately $30.8 million of mortgage loans were prepaid in entirety and a pay down of $4.0 occurred on a construction loan. Much of the mortgage loan prepayments resulted from the sale of underlying multi-family and commercial real estate properties. While the pay-offs generated prepayment fee income of $863,000, they contributed to the decline in the average yield on the mortgage loan portfolio to 5.90% in the 2004 first quarter. The yield on the mortgage loan portfolio was 6.47% in the 2003 first quarter. Fees from loan prepayments were $178,000 in the 2003 first quarter.

Sales of marketable equity securities resulted in gains of $581,000 in the 2004 first quarter and $328,000 in the 2003 first quarter.

Real Estate Investment Trust (“REIT”) Tax Dispute

As explained more fully in note 11 to the unaudited consolidated financial statements on pages 13 and 14 herein, $5,515,000 was charged to earnings in the 2003 first quarter to recognize the liabilities for taxes and interest relating to a dispute with the Department of Revenue of the Commonwealth of Massachusetts over the state tax treatment of the Company’s REIT subsidiary. The dispute was resolved on June 23, 2003 resulting in an after-tax credit to earnings of $2,727,000 in the second quarter of 2003.

Reduction in Stockholders’ Equity

Stockholders’ equity declined from $606.7 million at December 31, 2003 to $596.2 million at March 31, 2004 due to payment of an extra dividend of $0.20 per share to stockholders ($11.7 million in the aggregate) in excess of net earnings in the first quarter of 2004. In approving the extra dividend, the Board of Directors considered the capital requirements of the Company, potential future business initiatives and economic factors. While it is the intent of the Board of Directors for the foreseeable future to authorize payment of an extra dividend of $0.20 per share semi-annually, the payment and magnitude of any future dividends will be considered in light of changing opportunities to deploy capital effectively (including the repurchase of the Company’s common stock), operating trends, future income tax rates and general economic conditions.

Stockholders’ equity declined from $632.4 million at December 31, 2002 to $613.5 million at March 31, 2003 due primarily to the repurchase of 1,135,000 shares of the Company at an aggregate cost of $14.7 million and the payment of a regular quarterly dividend of $0.085 per share ($4.9 million in the aggregate). Exclusive of the charge to earnings related to the REIT tax dispute described in the preceding sub-section, net income for the 2003 first quarter exceeded the dividend payment.

Other Operating Highlights

Non-Interest Expense. Total non-interest expense was $4,776,000 in the 2004 first quarter (exclusive of the $690,000 of expense for recognition and retention plan stock awards under the 2003 RRP and the $375,000 of expense related to dividend equivalent rights) compared to $4,134,000 in the 2003 first quarter. Of the $642,000 increase between the two periods, $431,000 was attributable to the indirect automobile lending business which commenced originating loans in February 2003. The remainder of the increase was attributable to the opening of a new branch in September 2003 and higher compensation and occupancy costs.

Deposits and Borrowings. Deposits increased $29.7 million, or 4.4%, in the 2004 first quarter due primarily to a special promotion. Borrowings from the Federal Home Loan Bank increased from $220.5 million at December 31, 2003 to $267.3 million at March 31, 2004. The borrowings were obtained primarily to fund growth of the indirect automobile loan portfolio and to lock in interest spread on part of the loans originated during the quarter. Of the new borrowings, $25.0 million was obtained for two years at an average interest rate of 2.07% and $2.0 million was obtained for four years at an interest rate of 2.83%.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$18	$49
Other consumer loans	—	1
Total non-accrual loans	18	50
Repossessed vehicles	66	83
Total non-performing assets	$84	$133

Restructured loans	$—	$—

Allowance for loan losses	$16,388	$16,195

Allowance for loan losses as a percent of total loans	1.45%	1.51%
Non-accrual loans as a percent of total loans	—	—
Non- performing assets as a percent of total assets	0.01%	0.01%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There were no impaired loans (excluding non-accrual loans) at March 31, 2004 and December 31, 2003.

During the three months ended March 31, 2004 and 2003, loan charge-offs were $148,000 and $6,000, respectively, and recoveries of loans previously charged off amounted to $11,000 and $4,000, respectively. Of the 2004 charge-offs, $143,000 related to indirect automobile loans. The Company increased its allowance for loan losses by charging $330,000 to earnings in the 2004 first quarter and $375,000 in the 2003 first quarter. The charges to earnings were attributable primarily to growth in loans outstanding. While management believes that based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

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

At March 31, 2004, interest-earning assets maturing or repricing within one year amounted to $632.6 million and interest-bearing liabilities maturing or repricing within one year (net of a $5.0 million interest rate swap agreement) amounted to $462.3 million, resulting in a cumulative one year positive gap position of $170.3 million, or 10.7% of total assets. At December 31, 2003, the Company had a positive one year cumulative gap position of $98.2 million, or 6.4% of total assets.

The Company’s cumulative interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from $430.3 million, or 28.2%, of total assets at December 31, 2003 to $403.4 million, or 25.4%, of total assets at March 31, 2004. The dollar decrease resulted from having a significant part of the Company’s loan originations in the indirect automobile loan sector where the average life of the loans is less than three years.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2004 amounted to $267.3 million and the Company had the capacity to increase that amount to $444.8 million. It is expected that net loan growth over the remainder of 2004 could be in the range of $100 million to $150 million or more. If that is achieved, much of the growth would likely have to be funded by additional advances from the FHLB. The amount ultimately borrowed will depend on actual loan growth and the extent to which deposits grow. Use of borrowings from the FHLB will result in more interest expense than what would normally be incurred if loan growth was funded solely by deposits. Beyond 2004, the capacity to grow the loan portfolio will be affected by the ability of the Company to obtain funds at reasonable rates of interest. Since there are limits to the amounts the Company can borrow from the FHLB, other sources of funding such as wholesale deposits might have to be pursued. If market conditions make such sources unattractive, the Company might have to restrict its rate of loan growth.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2004, such assets amounted to $169.2 million, or 10.6% of total assets.

At March 31, 2004, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $428.4 million, or 30.1% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (page 21 herein) and pages 14 through 16 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2003.

For quantitative information about market risk, see pages 14 through 16 of the Company’s 2003 Annual Report.

Item 4. Controls and Procedures

(a)                  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) at the end of the period (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, Note 2, on page 10 herein.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Reports on Form 8-K

A Form 8-K was filed on January 16, 2004 to furnish a copy of the press release announcing the Company’s earnings for the 2003 fourth quarter and year and the approval by its Board of Directors of a regular quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable on February 16, 2004 to stockholders of record on January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 7, 2004	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer