Form 10-Q
period 2004-06-30
BROOKLINE BANCORP INC
filed 2004-08-03
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common stock, $0.01 par value – 59,142,640 shares outstanding as of August 2, 2004.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I.   Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$9,639	$15,131
Short-term investments	118,748	127,572
Securities available for sale	276,489	287,952
Securities held to maturity (market value of $1,251 and $1,381, respectively)	1,222	1,343
Restricted equity securities	15,125	11,401
Loans, excluding money market loan participations	1,177,005	1,072,740
Money market loan participations	6,000	2,000
Allowance for loan losses	(16,962)	(16,195)
Net loans	1,166,043	1,058,545
Other investment	4,318	4,251
Accrued interest receivable	5,712	5,248
Bank premises and equipment, net	2,663	2,737
Deferred tax asset	9,116	8,843
Prepaid income taxes	12	—
Other assets	1,131	1,011
Total assets	$1,610,218	$1,524,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$725,486	$679,921
Borrowed funds	273,738	220,519
Mortgagors’ escrow accounts	4,579	4,565
Income taxes payable	—	1,489
Accrued expenses and other liabilities	10,173	10,856
Total liabilities	1,013,976	917,350

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,409,532 shares and 60,160,530 shares issued, respectively	604	602
Additional paid-in capital	471,100	469,493
Retained earnings, partially restricted	157,174	169,417
Accumulated other comprehensive income	1,003	2,529
Treasury stock, at cost – 1,335,299 shares	(17,017)	(17,017)
Unearned compensation - recognition and retention plans	(12,406)	(13,960)
Unallocated common stock held by ESOP – 773,290 shares and 803,356 shares, respectively	(4,216)	(4,380)
Total stockholders’ equity	596,242	606,684
Total liabilities and stockholders’ equity	$1,610,218	$1,524,034

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)
Interest income:
Loans	$15,506	$13,918	$30,565	$27,186
Debt securities	1,942	910	3,448	4,163
Marketable equity securities	69	96	148	208
Restricted equity securities	71	71	140	147
Short-term investments	305	350	603	928
Total interest income	17,893	15,345	34,904	32,632

Interest expense:
Deposits	2,832	3,224	5,529	6,666
Borrowed funds	2,174	1,409	4,313	2,830
Total interest expense	5,006	4,633	9,842	9,496
Net interest income	12,887	10,712	25,062	23,136
Provision for loan losses	711	360	1,041	735
Net interest income after provision for loan losses	12,176	10,352	24,021	22,401

Non-interest income:
Fees and charges	549	714	1,670	1,260
Gains on securities, net	381	181	961	508
Swap agreement market valuation credit	88	18	128	37
Other income	211	181	351	248
Total non-interest income	1,229	1,094	3,110	2,053

Non-interest expense:
Compensation and employee benefits	2,537	2,396	5,072	4,749
Recognition and retention plans	718	26	1,446	66
Occupancy	374	443	791	781
Equipment and data processing	1,091	776	2,084	1,403
Advertising and marketing	189	188	376	375
Dividend equivalent rights	—	—	375	—
Other	636	751	1,242	1,339
Total non-interest expense	5,545	4,580	11,386	8,713

Income before income taxes	7,860	6,866	15,745	15,741

Income tax expense:
Provision for income taxes	3,238	2,906	6,471	6,414
Retroactive (credit) assessment related to REIT	—	(2,727)	—	2,788
Total income tax expense	3,238	179	6,471	9,202

Net income	$4,622	$6,687	$9,274	$6,539

Earnings per common share:
Basic	$0.08	$0.12	$0.16	$0.11
Diluted	0.08	0.12	0.16	0.11

Weighted average common shares outstanding during the period:
Basic	57,247,354	56,599,521	57,156,108	57,031,545
Diluted.	58,057,812	57,575,487	58,051,083	57,995,708

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)

Net income	$4,622	$6,687	$9,274	$6,539

Other comprehensive income, net of taxes:
Unrealized holding loss	(1,820)	(907)	(1,421)	(1,919)
Income tax benefit	653	416	511	763
Net unrealized holding loss	(1,167)	(491)	(910)	(1,156)

Less reclassification adjustment for gains included in net income:
Realized gains	381	181	961	508
Income tax expense	137	65	345	182
Net reclassification adjustment	244	116	616	326

Net other comprehensive loss	(1,411)	(607)	(1,526)	(1,482)

Comprehensive income	$3,211	$6,080	$7,748	$5,057

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2004 and 2003 (unaudited)

(In thousands except share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

Net income.	—	—	6,539	—	—	—	—	6,539

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,482)	—	—	—	(1,482)

Common stock dividend of $0.17 per share	—	—	(9,743)	—	—	—	—	(9,743)

Proceeds from exercise of stock options (238,856 shares)	2	1,278	—	—	—	—	—	1,280

Income tax benefit from exercise of non-incentive stock options	—	464	—	—	—	—	—	464

Treasury stock purchases (1,165,000 shares)	—	—	—	—	(15,073)	—	—	(15,073)

Recognition and retention shares forfeited	—	(87)	—	—	—	87	—	—

Income tax benefit from dividend paid to ESOP participants	—	3	—	—	—	—	—	3

Compensation under recognition and retention plan	—	—	—	—	—	66	—	66

Common stock held by ESOP committed to be released (31,002 shares)	—	239	—	—	—	—	169	408
Balance at June 30, 2003	$589	$451,151	$182,584	$2,673	$(17,017)	$(588)	$(4,549)	$614,843

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

Net income.	—	—	9,274	—	—	—	—	9,274

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,526)	—	—	—	(1,526)

Common stock dividend of $0.37 per share	—	—	(21,517)	—	—	—	—	(21,517)

Proceeds from exercise of stock options (250,916 shares)	2	1,240	—	—	—	—	—	1,242

Income tax benefit from exercise of non-incentive stock options	—	73	—	—	—	—	—	73

Recognition and retention shares forfeited	—	(108)	—	—	—	108	—	—

Income tax benefit related to recognition and retention plan shares	—	115	—	—	—	—	—	115

Compensation under recognition and retention plans	—	—	—	—	—	1,446	—	1,446

Common stock held by ESOP committed to be released (30,066 shares)	—	287	—	—	—	—	164	451
Balance at June 30, 2004	$604	$471,100	$157,174	$1,003	$(17,017)	$(12,406)	$(4,216)	$596,242

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2004	2003
	(unaudited)

Cash flows from operating activities:
Net income	$9,274	$6,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,041	735
Compensation under recognition and retention plans	1,446	66
Release of ESOP shares	451	408
Depreciation and amortization	348	303
Amortization, net of accretion, of securities premiums and discounts	1,998	4,402
Amortization of deferred loan origination costs	2,211	179
Net gains from sales of securities	(961)	(508)
Equity interest in earnings of other investment	(339)	(233)
Swap agreement market valuation credit	(128)	(37)
Deferred income taxes	583	(488)
Increase in:
Accrued interest receivable	(464)	(153)
Prepaid income taxes	(12)	(1,376)
Other assets	(120)	(29)
Increase (decrease) in:
Income taxes payable	(1,489)	(4,970)
Accrued expenses and other liabilities	(555)	1,024
Net cash provided from operating activities	13,284	5,862

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	1,120	2,081
Proceeds from redemptions and maturities of securities available for sale	55,937	88,139
Proceeds from redemptions and maturities of securities held to maturity	120	3,311
Purchase of securities available for sale	(49,012)	(78,454)
Purchase of Federal Home Loan Bank of Boston stock	(3,724)	—
Net increase in loans	(106,750)	(148,278)
Proceeds from sales of participations in loans	—	59
Purchase of bank premises and equipment	(274)	(1,023)
Distribution from other investment	272	243
Net cash used for investing activities	(102,311)	(133,922)

	Six months ended June 30,
	2004	2003
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$28,875	$34,627
Increase (decrease) in certificates of deposit	16,690	(21,198)
Proceeds from Federal Home Loan Bank of Boston advances	357,700	—
Repayment of Federal Home Loan Bank of Boston advances	(304,481)	(1,162)
Increase in mortgagors’ escrow accounts	14	105
Proceeds from exercise of stock options	1,242	1,280
Income tax benefit from exercise of non-incentive stock options and dividend paid to ESOP participants	188	467
Purchase of treasury stock	—	(15,073)
Payment of dividends on common stock	(21,517)	(9,743)
Net cash provided from (used for) financing activities	78,711	(10,697)

Net decrease in cash and cash equivalents	(10,316)	(138,757)
Cash and cash equivalents at beginning of period	144,703	242,468
Cash and cash equivalents at end of period	$134,387	$103,711

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$9,780	$9,500
Income taxes	7,202	15,471

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six months ended June 30, 2004 and 2003

(unaudited)

(1)                     Basis of Presentation (Dollars in thousands except per share amounts)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The allowance for loan losses is based on management’s estimate of probable known and inherent credit losses existing in the loan portfolio. In determining the level of the allowance for loan losses, management evaluates specific credits and the loan portfolio in general using several criteria that include historical performance, collateral values, cash flows and current economic conditions. The evaluation culminates with a judgment on the probability of collection of loans outstanding. Management’s methodology provides for three allowance components. The first component represents allowances established for specific identified loans. The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis. Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trends of loan delinquencies, and the level and trends of classified assets. Regarding the indirect automobile loan portfolio, allowances are established over the average life of the loans based on projected losses due to the absence of historical loss experience. Actual delinquencies and charge-offs are compared to projections made to determine whether the allowance for indirect automobile loans needs adjustment. The last component is an unallocated allowance based on evaluation of factors such as trends in the economy and real estate values in the areas where the Company lends money, concentrations in the amount of loans the Company has outstanding to large borrowers and concentrations in the type and geographic location of loan collateral. Determination of the unallocated allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it (a) addresses the probable inherent risk of loss that exists in the Company’s loan portfolio (which is substantially comprised of loans with repayment terms extended over many years) and (b) helps to minimize the risk related to the imprecision inherent in the estimation of the other two components of the allowance.

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

Deferred Indirect Automobile Loans Origination Costs

The difference between the rate charged by a car dealer to originate an indirect automobile loan and the “buy rate” or the rate earned by the Company is referred to as the “spread”. The computed dollar value of the spread is paid by the Company to the car dealer and included in deferred loan origination costs. Such costs are amortized as a charge to income over the life of the related loans. When a loan is prepaid, related unamortized deferred origination costs are adjusted by an accelerated charge to income based on the revised estimated life of the loan.

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

	Three months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income as reported	$4,622	$4,622	$6,687	$6,687
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(301)	(301)	(74)	(74)
Dividends on unvested restricted stock awards	(84)	(81)	(11)	(8)
Pro forma net income	$4,237	$4,240	$6,602	$6,605

Earnings per share:
As reported	$0.08	$0.08	$0.12	$0.12
Pro forma	0.07	0.07	0.11	0.11

	Six months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income as reported	$9,274	$9,274	$6,539	$6,539
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(644)	(644)	(199)	(199)
Dividends on unvested restricted stock awards	(376)	(363)	(26)	(18)
Pro forma net income	$8,254	$8,267	$6,314	$6,322

Earnings per share:
As reported	$0.16	$0.16	$0.11	$0.11
Pro forma	0.14	0.14	0.11	0.11

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

(2)                     Earnings Per Share Reconciliation (Dollars in thousands except per share amounts)

The following table is the reconciliation of basic and diluted earnings per share as required under SFAS No. 128 for the three months and six months ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income	$4,622	$4,622	$6,687	$6,687

Weighted average shares outstanding	57,247,354	57,247,354	56,599,521	56,599,521
Effect of dilutive securities	—	810,458	—	975,966
Adjusted weighted average shares outstanding	57,247,354	58,057,812	56,599,521	57,575,487

Earnings per share	$0.08	$0.08	$0.12	$0.12

	Six months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income	$9,274	$9,274	$6,539	$6,539

Weighted average shares outstanding	57,156,108	57,156,108	57,031,545	57,031,545
Effect of dilutive securities	—	894,975	—	964,163
Adjusted weighted average shares outstanding	57,156,108	58,051,083	57,031,545	57,995,708

Earnings per share	$0.16	$0.16	$0.11	$0.11

(3)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$153,718	$89	$474	$153,333
Municipal obligations	5,455	—	12	5,443
Corporate obligations	8,883	135	—	9,018
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government agencies	76,400	169	157	76,412
Mortgage-backed securities issued by U.S. Government agencies	21,825	8	258	21,575
Total debt securities	266,781	401	901	266,281
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,147	2,076	15	5,208
Total securities available for sale	$274,928	$2,477	$916	$276,489

Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	472	29	—	501
Total securities held to maturity	$1,222	$29	$—	$1,251

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$122,522	$802	$—	$123,324
Municipal obligations	6,309	—	4	6,305
Corporate obligations	9,937	313	—	10,250
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government agencies	111,269	149	357	111,061
Mortgage-backed securities issued by U.S. Government agencies	25,167	59	43	25,183
Total debt securities	275,704	1,323	404	276,623
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,305	3,039	15	6,329
Total securities available for sale	$284,009	$4,362	$419	$287,952

Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	593	38	—	631
Total securities held to maturity	$1,343	$38	$—	$1,381

(4)                      Loans (Dollars in thousands)

A summary of loans follows:

	June 30, 2004	December 31, 2003
Mortgage loans:
One-to-four family	$121,683	$122,524
Multi-family	340,213	339,998
Commercial real estate	307,464	312,647
Construction and development	32,685	24,813
Home equity	12,186	12,082
Second	49,232	43,650
Total mortgage loans	863,463	855,714
Commercial loans	51,101	44,207
Indirect automobile loans	312,913	211,206
Other consumer loans	2,503	2,401
Total gross loans	1,229,980	1,113,528
Unadvanced funds on loans	(61,387)	(46,777)
Deferred loan origination costs (fees):
Indirect automobile loans	8,813	6,254
Other	(401)	(265)
Loans, excluding money market loan participations	1,177,005	1,072,740
Money market loan participations	6,000	2,000
	$1,183,005	$1,074,740

(5)                      Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30, 2004	December 31, 2003

Demand checking accounts	$36,409	$34,240
NOW accounts	63,592	62,583
Savings accounts	27,362	27,302
Money market savings accounts	277,307	303,046
Guaranteed savings accounts	51,376	—
Certificate of deposit accounts	269,440	252,750
Total deposits	$725,486	$679,921

(6)                      Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At June 30, 2004 and December 31, 2003, such taxes amounted to $559 and $1,414, respectively.

(7)                      Commitments and Swap Agreement (Dollars in thousands)

At June 30, 2004, the Company had outstanding commitments to originate loans of $36,720, $10,644 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $26,347, $21,831 of which were equity lines of credit.

The Company entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Company pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Company entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months and six months ended June 30, 2004 and 2003 was $64, $59, $123 and $115, respectively. Changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. For the three months and six months ended June 30, 2004 and 2003, $88, $18, $128 and $37, respectively, were credited to pre-tax earnings.

(8)                      Dividend Declaration

On July 15, 2004, the Board of Directors of the Company approved a quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable on August 16, 2004 to stockholders of record on July 30, 2004.

(9)                      Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s stock option plans for the six months ended June 30, 2004 was as follows:

Options outstanding at January 1, 2004	3,509,628
Options exercised at $4.944 per share	(251,216)
Options forfeited at $14.95 per share	(7,500)
Options outstanding at June 30, 2004	3,250,912

Exercisable at June 30, 2004:
$4.944 per share	1,854,495
$11.00 per share	5,393
$14.95 per share	531,000
$15.42 per share	3,527
2,394,415

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. Options awarded vest over periods ranging from less than one month through over five years. As of June 30, 2004, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 Option Plan, dividend equivalent rights amounting to $375 were paid during the three months ended March 31, 2004 to holders of unexercised options as a result of the $0.20 per share extra dividend paid to stockholders on February 16, 2004.

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. As of June 30, 2004, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 98,000 shares, respectively.

Expense for shares awarded is recognized over the vesting period at the fair value of the shares on the date they were awarded. Total expense for the RRP plans amounted to $718, $26, $1,446 and $66 for the three months and six months ended June 30, 2004 and 2003, respectively. The total expense of the RRP plans is expected to be $1,448 for the second half of 2004, $2,753 in 2005 and 2006, $2,651 in 2007, $2,600 in 2008 and $234 thereafter.

(10)               Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2003 and an estimate of the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2004:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$32	$24	$60	$49
Interest cost	18	16	34	32
Transition obligation	6	5	10	9
Actuarial loss	5	—	6	—
Net periodic benefit costs	$61	$45	$110	$90

Postretirement benefits costs in the above table for the three months and six months ended June 30, 2004 are based on the assumption that benefits currently offered will be changed before the end of 2004. The Company is in the process of evaluating postretirement benefits and expects to adjust the benefits in a way that will reduce costs in 2004 and thereafter. Accordingly, the Company charged $110 to expense for the six months ended June 30, 2004 instead of $167 that otherwise would have been charged to expense if no change in benefits was contemplated.

Benefits paid for the six months ended June 30, 2004 and 2003 amounted to $11 and $10, respectively.

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

On March 5, 2003, a new law was enacted denying favorable tax treatment for dividend distributions from REITs in determining Massachusetts taxable income not only for the year 2003 and thereafter, but also retroactively for tax years 1999 through 2002. While the Company disputed the retroactive tax assessments, it was obliged under U.S. generally accepted accounting principles to provide for the taxes and interest resulting from the new law at the time of its enactment. Accordingly, $5,515 was charged to earnings ($2,788 on an after-tax basis) in the three months ended March 31, 2003 to recognize the liabilities for taxes and interest resulting from the retroactive application of the new law to the Company=s REIT subsidiary for the years 1999 through 2002. On June 23, 2003, the Company signed an agreement with the Commissioner of Revenue of the Commonwealth of Massachusetts settling all disputes relating to the tax treatment of the Company’s REIT subsidiary. The Company paid $4,341 as full settlement of the dispute, resulting in an after-tax credit to earnings of $2,727 in the three month period ended June 30, 2003.

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

Common Stock Repurchases

As of June 30, 2004, the Company was authorized to repurchase up to 1,602,233 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

As a result of the execution of a definitive agreement to acquire Mystic Financial, Inc. on July 7, 2004 (see note 13 below), the Company is prohibited from repurchasing shares of its common stock until after the shareholders of Mystic Financial, Inc. approve the contemplated transaction.

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

(13)               Announcement of Acquisition of Mystic Financial, Inc.

On July 7, 2004, the Company and Mystic Financial, Inc. (“Mystic”) announced the execution of a definitive agreement under which the Company will acquire Mystic in a transaction valued at approximately $65.1 million. Mystic shareholders will be entitled to receive merger consideration in shares of Company stock, cash or a combination thereof subject to an allocation that results in the conversion of 40% of Mystic’s shares into the right to receive cash valued at $39.00 per share and 60% of Mystic’s shares into the right to receive shares of Company stock at a fixed exchange ratio of 2.6786, based on the Company’s 10 day average closing price ending July 1, 2004 of $14.56 per share. Mystic options will be cashed out for the in the money value of such options. The aggregate merger consideration consists of approximately 2.52 million shares of Company common stock and approximately $28.4 million in cash.

The acquisition, which is expected to be completed in January of 2005, requires regulatory approval and an affirmative vote by the stockholders of Mystic.

Mystic, headquartered in Medford, Massachusetts, operates Medford Co-operative Bank’s seven branches in the towns of Medford, Arlington, Bedford and Malden, Massachusetts. As of June 30, 2004, Mystic had assets of $440.8 million, deposits of $351.4 million, loans of $311.8 million and stockholders’ equity of $26.7 million.

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

Forward-looking statements, implicitly and explicitly, include assumptions underlying the statements. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company’s actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, market acceptance of the Company’s pricing, products and services, and completion of the acquisition of Mystic Financial, Inc. announced on July 7, 2004. (See note 13 to the unaudited consolidated financial statements included on page 15 herein).

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

The Company’s critical accounting policies relate to the allowance for loan losses, the accounting for premiums and discounts on debt securities and the accounting for deferred indirect automobile loan origination costs. See note 1 to the unaudited consolidated financial statements included on pages 8 and 9 herein for a description of those accounting policies and the Accelerated Amortization of Deferred Loan Origination Costs, Accelerated Amortization of Investment Premiums and the Non-Performing Assets, Restructured Loans and Allowance for Loan Losses sub-sections appearing on pages 21, 22, 24 and 25 herein.

Executive Summary

Operating Highlights

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)

Net interest income	$12,887	$10,712	$25,062	$23,136
Provision for loan losses	711	360	1,041	735
Non-interest income	1,229	1,094	3,110	2,053
Recognition and retention plans	718	26	1,446	66
Dividend equivalent rights expense	—	—	375	—
Other non-interest expenses	4,827	4,554	9,565	8,647
Income before income taxes	7,860	6,866	15,745	15,741
Provision for income taxes	3,238	2,906	6,471	6,414
Retroactive (credit) assessment related to REIT	—	(2,727)	—	2,788
Net income	4,622	6,687	9,274	6,539

Basic earnings per common share	$0.08	$0.12	$0.16	$0.11
Diluted earnings per common share	0.08	0.12	0.16	0.11

Interest rate spread	2.42%	1.93%	2.35%	2.10%
Net interest margin	3.29%	3.06%	3.24%	3.29%

Financial Condition Highlights

	At June 30, 2004	At December 31, 2003	At June 30, 2003
	(In thousands)

Total assets	$1,610,218	$1,524,034	$1,414,208
Net loans	1,166,043	1,058,545	935,678
Deposits	725,486	679,921	662,754
Borrowed funds	273,738	220,519	123,738
Stockholders’ equity	596,242	606,684	614,843

Non-performing assets	$322	$133	$29

Stockholders’ equity to total assets	37.03%	39.81%	43.48%

The major factors affecting comparison of the operating and financial condition highlights presented above were:

•                   Improvement in net interest income and interest rate spread in the quarterly and six month periods ended June 30, 2004 versus the comparable periods ended June 30, 2003

•                   Growth of the indirect automobile lending business (loans outstanding - $313 million at June 30, 2004 compared to $274 million at March 31, 2004, $211 million at December 31, 2003 and $84 million at June 30, 2003)

•                   Accelerated amortization of deferred loan origination costs as a result of loan prepayments - $322,000 in the 2004 quarterly period and $662,000 in the 2004 six month period; none in the 2003 periods

•                   Reduction in accelerated amortization of premiums paid to purchase mortgage securities - $232,000 credit to income in the 2004 quarterly period compared to $1,680,000 of accelerated amortization in the 2003 quarterly period; $125,000 versus $1,695,000, respectively, in the six month periods ended June 30, 2004 and 2003

•                   Higher provision for loan losses of $351,000 in the comparable quarterly periods and $306,000 in the comparable six month periods

•                   Increased expense of recognition and retention plans - $718,000 in the 2004 quarterly period versus $26,000 in the 2003 quarterly period and $1,446,000 in the 2004 six month period versus $66,000 in the 2003 six month period

•                   $375,000 of dividend equivalent rights expense in the 2004 quarterly period ended March 31, 2004

•                   Fluctuating non-interest income from mortgage loan prepayment fees - $278,000 versus $339,000 in the 2004 and 2003 quarterly periods; $1,141,000 versus $517,000 in the 2004 and 2003 six month periods

•                   A $2,727,000 after-tax credit in the 2003 quarterly period and a $2,788,000 after-tax charge in the 2003 six month period related to the state tax treatment of the Company’s real estate investment trust (“REIT”) subsidiary

•                   Reduction in stockholders’ equity in the 2004 six month period due to payment of an extra dividend to stockholders of $0.20 per share ($11.7 million)

Detailed commentary on each of the items listed above follows.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and six months ended June 30, 2004 and 2003. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2004			2003
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$118,387	$305	1.03%	$120,409	$350	1.17%
Debt securities (2) (4)	273,969	1,951	2.85	365,122	914	1.00
Equity securities (2)	25,202	167	2.63	21,241	202	3.81
Mortgage loans (3)	817,699	12,032	5.89	815,533	12,873	6.31
Money market loan participations	640	2	1.15	1,132	4	1.42
Other commercial loans (3)	30,916	434	5.62	23,961	352	5.88
Indirect automobile loans (3) (5)	303,983	2,993	3.95	56,441	632	4.49
Other consumer loans (3)	2,341	44	7.52	2,999	57	7.60
Total interest-earning assets (6)	1,573,137	17,928	4.55%	1,406,838	15,384	4.38%
Allowance for loan losses	(16,501)			(15,594)
Non-interest earning assets	29,442			28,596
Total assets	$1,586,078			$1,419,840

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$62,666	22	0.14%	$60,962	26	0.17%
Savings accounts	74,713	319	1.71	20,777	38	0.73
Money market savings accounts	282,121	842	1.20	294,448	1,214	1.65
Certificate of deposit accounts (7)	261,911	1,649	2.53	257,248	1,946	3.03
Total deposits	681,411	2,832	1.67	633,435	3,224	2.04
Borrowed funds	259,327	2,174	3.32	123,804	1,409	4.50
Total interest bearing liabilities	940,738	5,006	2.13%	757,239	4,633	2.45%
Non-interest-bearing demand checking accounts	35,286			28,494
Other liabilities	13,744			20,730
Total liabilities	989,768			806,463
Stockholders’ equity	596,310			613,377
Total liabilities and stockholders’ equity	$1,586,078			$1,419,840
Net interest income (tax equivalent basis)/interest rate spread		12,922	2.42%		10,751	1.93%
Less adjustment of tax exempt income		35			39
Net interest income		$12,887			$10,712
Net interest margin			3.29%			3.06%

(1)          Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)          Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)          Loans on non-accrual status are included in average balances.

(4)          Included in interest income on debt securities in the 2004 period is $232 of income resulting from adjustment of the amortization of premiums on mortgage securities. Excluding this credit, the yield on debt securities in the 2004 period would have been 2.51%. Included in interest income in the 2003 period is $1,680 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities in the 2003 period would have been 2.84%.

(5)          Included in interest income on indirect automobile loans in the 2004 period is $322 of accelerated amortization of deferred loan origination costs due to prepaid loan payoffs. Excluding this charge, the yield on the indirect automobile loan portfolio would have been 4.37% in the 2004 period.

(6)          Excluding the adjustments on debt securities and indirect automobile loans noted above, the yield on interest-earning assets would have been 4.57% in the 2004 period and 4.85% in the 2003 period.

(7)          Included in interest expense in the 2004 period is a $33 reduction of expense due to a rate adjustment. Excluding this adjustment, the cost of certificates of deposit in the 2004 period would have been 2.58% and the cost of interest-bearing liabilities would have been 2.15%.

	Six months ended June 30,
	2004			2003
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$119,873	$603	1.01%	$155,613	$927	1.20%
Debt securities (2) (4)	275,318	3,466	2.52	368,126	4,167	2.26
Equity securities (2)	24,657	342	2.78	22,052	431	3.92
Mortgage loans (3)	824,032	24,283	5.89	804,413	25,692	6.39
Money market loan participations	1,183	7	1.19	2,519	17	1.36
Other commercial loans (3)	30,678	860	5.61	23,400	696	5.95
Indirect automobile loans (3) (5)	275,263	5,328	3.88	29,988	661	4.44
Other consumer loans (3)	2,290	87	7.60	3,151	121	7.68
Total interest-earning assets (6)	1,553,294	34,976	4.49%	1,409,262	32,712	4.64%
Allowance for loan losses	(16,347)			(15,392)
Non-interest earning assets	34,389			27,845
Total assets	$1,571,336			$1,421,715

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$61,956	42	0.14%	$63,088	62	0.20%
Savings accounts	56,521	414	1.47	18,895	73	0.78
Money market savings accounts	288,022	1,780	1.24	286,385	2,457	1.73
Certificate of deposit accounts (7)	258,463	3,293	2.56	261,371	4,074	3.14
Total deposits	664,962	5,529	1.67	629,739	6,666	2.13
Borrowed funds (8)	256,243	4,313	3.33	123,945	2,830	4.57
Total interest bearing liabilities	921,205	9,842	2.14%	753,684	9,496	2.54%
Non-interest-bearing demand checking accounts	34,060			27,759
Other liabilities	14,745			18,537
Total liabilities	970,010			799,980
Stockholders’ equity	601,326			621,735
Total liabilities and stockholders’ equity	$1,571,336			$1,421,715
Net interest income (tax equivalent basis)/interest rate spread		25,134	2.35%		23,216	2.10%
Less adjustment of tax exempt income		72			80
Net interest income		$25,062			$23,136
Net interest margin			3.24%			3.29%

(1)          Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)          Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)          Loans on non-accrual status are included in average balances.

(4)          Included in interest income on debt securities in the 2004 period is $125 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities would have been 2.61%. Included in interest income on debt securities in the 2003 period is $1,695 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities would have been 3.18%.

(5)          Included in interest income on indirect automobile loans in the 2004 period is $662 of accelerated amortization of deferred loan origination costs due to prepaid loan payoffs. Excluding this charge, the yield on the indirect automobile loan portfolio would have been 4.36%.

(6)          Excluding the adjustments noted above, the yield on interest-earning assets would have been 4.59% in the 2004 period and 4.88% in the 2003 period.

(7)          Included in interest expense in the 2004 period is a $27 reduction of expense due to a rate adjustment. Excluding this adjustment,  the cost of certificates of deposit in the 2004 period would have been 2.58% and the cost of interest-bearing liabilities would have been 2.15%.

(8)          The 2003 period includes a $25 interest charge on a prepaid FHLB advance that relates to a prior period.

Highlights from the tables on the two preceding pages follow.

•                   Net interest income rose $2,175,000, or 20.3%, in the quarterly periods and $1,926,000, or 8.3%, in the six month periods due to a combination of asset growth and improved interest rate spread.

•                   The average balances of total interest-earning assets increased $166 million, or 11.8%, in the quarterly periods and $144 million, or 10.2%, in the six month periods. The increase was attributable to indirect automobile lending which commenced in February 2003 and grew to $313 million at June 30, 2004. Part of this growth was offset by a reduction in average balances invested in debt securities and short-term investments.

•                   A change in the mix of earning assets contributed to the improvement in net interest income as yields on loans generally exceed yields on investments. Loans represented 73.0% of average total interest-earning assets in the 2004 six month period compared to 61.3% in the 2003 six month period.

•                   Interest rate spread improved in the quarterly and six month periods as the decline in the average rates paid on deposits and borrowed funds was greater than the decline in the average yields earned on interest-earning assets. Part of the improvement was due to considerably less accelerated amortization of premiums on mortgage securities in the 2004 periods than in the 2003 periods.

•                   Net interest margin, which is net interest income on a tax equivalent basis divided by interest-earning assets, improved in the quarterly periods due to higher average yields on earning assets. The higher average yields resulted from the change in the mix of earning assets and the reduction in accelerated amortization of premiums on mortgage securities mentioned above. Yields had been steadily shrinking over the past few years due to a continually declining interest rate environment.

As we have stated in previous reports, the interest rate environment of the past few years has been the lowest in over forty years. Since a high percent of the Company’s assets (ranging from 38% to 44% in the 2004 and 2003 quarterly and six month periods presented above) are funded by stockholders’ equity for which there is no charge to expense, declining rates cause a greater reduction in interest income from lower asset yields than the reduction in interest expense from lower rates paid on deposits and borrowed funds. On June 30, 2004, the Federal Reserve increased the federal funds rate for overnight borrowings between banks for the first time since May 16, 2000 from 1.00% to 1.25%. From May 2000 through June 2004, the federal funds rate had declined from 6.50% to 1.00%; it remained at 1.00% since June 25, 2003. While rising rates will likely have a positive impact on the Company’s net interest income and net interest margin, future trends in interest rates are dependent on many factors. Continuation of a low interest rate environment, or further reductions in interest rates, would likely have a negative impact on the Company’s future net interest income and net interest margin.

Indirect Automobile Lending Business

As previously reported, the Company commenced originating indirect automobile loans in February 2003. The portfolio grew to $211 million at the end of 2003 and $313 million at June 30, 2004. The Company does business with over 100 dealerships. The Company has concentrated on originating loans to customers with good credit histories; there is no emphasis on “sub-prime” lending. The average credit score of all indirect automobile loans outstanding at June 30, 2004 was 729 and the total of loans with credit scores of 660 or lower was less than 10%. The total of loans delinquent over 30 days at June 30, 2004 was $2,205,000, or 0.70% of the portfolio.

Regarding indirect automobile lending, there is a strong correlation between interest rates offered and the degree of credit risk. In general, the higher the credit scores of borrowers, the lower the interest rates earned. Also, the level of charge-offs, or loan losses, would normally be lower when credit scores are higher. In entering the indirect automobile loan business, the Company opted to emphasize credit quality rather than profit maximization. Currently, this lending area is profitable and is expected to increase its contribution to the overall profitability of the Company in the future. Any efforts to enhance the rate of profitability of this area of lending in the future will be initiated in a deliberate manner so that the risk profile of the loan portfolio does not increase suddenly and significantly.

Accelerated Amortization of Deferred Loan Origination Costs

During the three month and six month periods ended June 30, 2004, approximately $12.0 million and $21.4 million, respectively, of indirect automobile loans were prepaid in entirety due in part to aggressive loan promotions by credit unions and banks and the ability of borrowers with higher credit scores (which represent  much of the Company’s customer base) to refinance their debt. The prepayments resulted in $322,000 and $662,000, respectively, of accelerated amortization of deferred loan origination costs being charged to interest income in the three month and six month periods ended June 30, 2004.

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

The Company’s investment in mortgage securities increased from $109.1 million at June 30, 2002 to $315.0 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137.0 million at December 31, 2003, $125.0 million at March 31, 2004 and $98.7 million at June 30, 2004 as a result of unprecedented levels of prepayment and normally scheduled payments. The prepayments shortened the estimated remaining life of the securities significantly. This necessitated the accelerated expensing of the premiums paid to purchase the securities.

Prepayments, which started to subside in the latter part of 2003, picked up once again in the first quarter of 2004 and slowed down in the second quarter of 2004.  As a result, accelerated amortization of investment premiums charged to interest income was $1,680,000 and $1,695,000, respectively, in the three month and six month periods ended June 30, 2003 and $357,000 in the three month period ended March 31, 2004. The slow down in prepayments in the three month period ended June 30, 2004 resulted in a reversal of prior amortization and a credit to income of $232,000 in that period. The remainder of unamortized premium on the mortgage securities portfolio at June 30, 2004 was $1,445,000. Of that amount, $615,000 is scheduled to amortize over the remainder of 2004. Higher than anticipated prepayments could require accelerated expensing of the remaining balance of unamortized premium in 2004. Conversely, slower than anticipated prepayments could result in less expensing in 2004 of unamortized premium.

Provision for Loan Losses

The provisions for loan losses charged to earnings in the three month periods ended June 30, 2004 and 2003 were $711,000 and $360,000, respectively; charges to earnings in the six month periods ended on those dates were $1,041,000 and $735,000, respectively. The increases were attributable primarily to growth of the loan portfolio, most of which related to the indirect automobile loan portfolio. Net charge-offs of $275,000 in the six months ended June 30, 2004 were entirely in the indirect automobile loan portfolio except for an insignificant amount of other consumer loans. No charge-offs were experienced in the mortgage and commercial loan portfolios. There were net loan recoveries of $26,000 in the six months ended June 30, 2003.

See the sub-section Non-Performing Assets, Restructured Loans and Allowance for Loan Losses on pages 24 and 25 herein for additional information about the collectibility of the loan portfolio.

Recognition and Retention Plans

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Expense for shares awarded under the plans is recognized over the vesting period at the fair value of the shares on the date they were awarded. As a result of shares awarded on October 16, 2003 under the 2003 RRP, expense for the recognition and retention plans was $718,000 in the 2004 quarterly period compared to $26,000 in the 2003 quarterly period and $1,446,000 and $66,000, respectively, for the six month periods ended June 30, 2004 and 2003. See note 9 to the unaudited consolidated financial statements on page 13 herein for additional information about the plans.

Dividend Equivalent Rights Expense

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights amounting to $375,000 were paid to holders of unexercised options awarded under that plan as a result of the $0.20 per share extra dividend paid to stockholders of the Company on February 16, 2004. An additional $365,000 will be charged to expense in August 2004 when the $0.20 per share extra dividend recently declared is paid to stockholders.

Mortgage Loan Prepayment Fees

Fees credited to income from prepayment of mortgage loans in the three month periods ended June 30, 2004 and 2003 were $278,000 and $339,000, respectively; credits to income in the six month periods ended June 30, 2004 and 2003 were $1,141,000 and $517,000, respectively. The higher fees in the 2004 six month period resulted primarily from approximately $30.8 million of mortgage loan prepayments and a $4.0 million pay down of a construction loan in the three month period ended March 31, 2004. Much of the mortgage loan prepayments resulted from the sale of underlying multi-family and commercial real estate properties.

Real Estate Investment Trust (“REIT”) Tax Dispute

As explained more fully in note 11 to the unaudited consolidated financial statements on page 14 herein, $5,515,000 ($2,788,000 on an after-tax basis) was charged to earnings in the 2003 first quarter to recognize the liabilities for taxes and interest relating to a dispute with the Department of Revenue of the Commonwealth of Massachusetts over the state tax treatment of the Company’s REIT subsidiary. The dispute was resolved on June 23, 2003 resulting in an after-tax credit to earnings of $2,727,000 in the second quarter of 2003.

Reduction in Stockholders’ Equity

Stockholders’ equity declined from $614.8 million at June 30, 2003 to $606.7 million at December 31, 2003 and $596.2 million at June 30, 2004 due primarily to two payments of extra dividends of $0.20 per share to stockholders in August 2003 and February 2004. Such dividend payments exceeded net earnings in the six month periods ended December 31, 2003 and June 30, 2004. In approving the extra dividends, the Board of Directors considered the capital requirements of the Company, potential future business initiatives and economic factors. While it is the intent of the Board of Directors for the foreseeable future to authorize payment of an extra dividend of $0.20 per share semi-annually, the payment and magnitude of any future dividends will be considered in light of changing opportunities to deploy capital effectively, operating trends, future income tax rates and general economic conditions.

Other Operating Highlights

Securities Gains. Gains from sales of marketable equity securities in the three month periods ended June 30, 2004 and 2003 were $381,000 and $181,000 respectively; gains in the six month periods ended June 30, 2004 and 2003 were $961,000 and $508,000 respectively.

Non-Interest Expense. Excluding expenses for recognition and retention plans and dividend equivalent rights, other non-interest expenses increased $273,000, or 6.0%, in the 2004 second quarter compared to the 2003 second quarter and $918,000, or 10.6%, in the first half of 2004 compared to the first half of 2003. The increases were due primarily to operating expenses related to the indirect automobile loan business and the opening of a new branch in the fall of 2003.

Deposits and Borrowings. Deposits increased $45.6 million, or 6.7%, in the first half of 2004 due primarily to special promotions and a new branch that opened in the fall of 2003. Borrowings from the Federal Home Loan Bank of Boston increased from $123.7 million at June 30, 2003 to $220.5 million at December 31, 2003 and $273.7 million at June 30, 2004. The borrowings were obtained to fund growth of the indirect automobile loan portfolio and to lock in interest spread on part of the loans originated during those six month periods. New borrowings in the 2004 first quarter included $25.0 million obtained for two years at an average interest rate of 2.07% and $2.0 million for four years at an average interest rate of 2.83%. New borrowings in the 2004 second quarter included $15.0 million for two years at 3.20% and $1.7 million for twenty years at 5.48%. An additional $10.0 million was borrowed during the first half of 2004 with maturities ranging from one week to three weeks.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)

Non-accrual loans:
Indirect automobile loans	$168	$49
Other consumer loans	—	1
Total non-accrual loans	168	50
Repossessed vehicles	154	83
Total non-performing assets	$322	$133

Restructured loans	$—	$—

Allowance for loan losses	$16,962	$16,195

Allowance for loan losses as a percent of total loans	1.43%	1.51%
Non-accrual loans as a percent of total loans	0.01%	—
Non-performing assets as a percent of total assets	0.02%	0.01%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There were no impaired loans (excluding non-accrual loans) at June 30, 2004 and December 31, 2003.

The Company increased its allowance for loan losses by charging $1,041,000 to earnings in the six months ended June 30, 2004 and $735,000 in the six months ended June 30, 2003. The charges to earnings were attributable primarily to loan growth. Gross loans outstanding increased $116.5 million and $151.4 million during the six month periods ended June 30, 2004 and 2003, respectively. Of those amounts, $101.7 million and $84.4 million, respectively, related to the indirect automobile loan portfolio.

The average life of indirect automobile loans is estimated to be approximately two and one-half years, or 30 months, and the projected level of net charge-offs over that time period is estimated to equal 1.25% of loan originations, or 0.50% on an annualized basis. The monthly allowance for indirect automobile loan losses is established by multiplying each month’s loan originations times 1.25% and dividing the resulting amount by 30 months. Monthly additions are reduced to take into consideration loan pay-offs before their contractual maturity. The resulting amount is added to the allowance each month for the following 30 months. Application of this methodology causes higher monthly additions to the allowance when the portfolio is growing and resulted in additions charged to the provision for loan losses of $501,000 and $94,000 for the three months ended June 30, 2004 and 2003, respectively, and $881,000 and $100,000 for the six months ended June 30, 2004 and 2003, respectively.  This methodology will be used until the indirect automobile loan portfolio becomes seasoned and growth of the portfolio slows down to a more normal annualized rate in the 5% to 10% range. Actual net charge-offs are being monitored and if the rate experienced is not in line with the projected rate, the monthly additions to the allowance will be adjusted accordingly.

During the six months ended June 30, 2004 and 2003, loan charge-offs were $319,000 and $21,000, respectively, and recoveries of loans previously charged off were $45,000 and $45,000, respectively. Of the 2004 charge-offs and recoveries, $310,000 and $40,000, respectively, related to indirect automobile loans. Charge-offs, net of recoveries, for the six months ended June 30, 2004 equaled 0.23% of the average total amount of indirect automobile loans outstanding during that period. Total indirect automobile loans delinquent over 30 days increased from $988,000, or 0.47% of the portfolio, at December 31, 2003 to $2,205,000, or 0.70% of the portfolio, at June 30, 2004. The rate of delinquencies and net charge-offs is expected to rise from the levels experienced to date due to the normal lag in time between loan origination and when a portion of the borrowers experience difficulty in meeting scheduled loan payments. The rates of delinquencies and net charge-offs experienced to date are in line with those projected when the Company entered this business line in early 2003. Future rates will be influenced by the economy and other factors sensitive to consumers.

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

At June 30, 2004, interest-earning assets maturing or repricing within one year amounted to $660.4 million and interest-bearing liabilities maturing or repricing within one year (net of a $5.0 million interest rate swap agreement) amounted to $487.9 million, resulting in a cumulative one year positive gap position of $172.5 million, or 10.7% of total assets. At December 31, 2003, the Company had a positive one year cumulative gap position of $98.2 million, or 6.4% of total assets.

The Company’s cumulative interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from $430.3 million, or 28.2%, of total assets at December 31, 2003 to $393.8 million, or 24.5%, of total assets at June 30, 2004. The dollar decrease resulted from having a significant part of the Company’s loan originations in the indirect automobile loan sector where the average life of the loans is less than three years.

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

During the past few years, the combination of low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in a slower rate of growth. Deposits increased $45.6 million, or 6.7%, in the six months ended June 30, 2004 due primarily to special promotions and the opening of a new branch in the fourth quarter of 2003. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2004 amounted to $273.7 million and the Company had the capacity to increase that amount to $444.8 million. It is expected that net loan growth over the remainder of 2004 could be in the range of $100 million. If that is achieved, approximately half of the growth would likely have to be funded by additional advances from the FHLB. The amount ultimately borrowed will depend on actual loan growth and the extent to which deposits grow. Use of borrowings from the FHLB will result in more interest expense than what would normally be incurred if loan growth was funded solely by deposits. Beyond 2004, the capacity to grow the loan portfolio will be affected by the ability of the Company to obtain funds at reasonable rates of interest. Since there are limits to the amounts the Company can borrow from the FHLB, other sources of funding might have to be pursued. If market conditions make such sources unattractive, the Company might have to restrict its rate of loan growth.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2004, such assets amounted to $155.4 million, or 9.7% of total assets.

At June 30, 2004, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $431.0 million, or 29.8% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (page 25 herein) and pages 14 through 16 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 15, 2004, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and ratification of the appointment of KPMG LLP as auditors for the Company for the year ending December 31, 2004.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Against
Election of Directors:
David C. Chapin	51,587,848	1,541,004
John L. Hall, II	52,159,942	968,910
Hollis W. Plimpton, Jr.	52,093,121	1,035,731
Rosamond B. Vaule	52,114,524	1,014,328
Franklin Wyman, Jr.	52,040,147	1,088,705

	Number of Votes For	Number of Votes Against	Number of Votes Abstained

Ratification of appointment of auditors	52,006,635	1,003,396	58,821

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.6	Eighth amendment to the Employee Stock Option Plan

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, Note 2, on page 10 herein.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Reports on Form 8-K

A Form 8-K was filed on April 16, 2004 to furnish a copy of the press release announcing the Company’s earnings for the 2004 first quarter and the approval by its Board of Directors of a regular quarterly dividend of $0.085 per share payable on May 17, 2004 to stockholders of record on April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 3, 2004	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 3, 2004	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer