Form 10-Q
period 2004-09-30
BROOKLINE BANCORP INC
filed 2004-11-08
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common stock, $0.01 par value – 59,142,640 shares outstanding as of November 8, 2004.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$8,262	$15,131
Short-term investments	99,556	127,572
Securities available for sale	270,432	287,952
Securities held to maturity (market value of $1,228 and $1,381, respectively)	1,198	1,343
Restricted equity securities	16,554	11,401
Loans, excluding money market loan participations	1,233,926	1,072,740
Money market loan participations	6,000	2,000
Allowance for loan losses	(17,161)	(16,195)
Net loans	1,222,765	1,058,545
Other investment	4,453	4,251
Accrued interest receivable	5,588	5,248
Bank premises and equipment, net	3,110	2,737
Deferred tax asset	9,725	8,843
Prepaid income taxes	59	—
Other assets	1,572	1,011
Total assets	$1,643,274	$1,524,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$735,306	$679,921
Borrowed funds	305,490	220,519
Mortgagors’ escrow accounts	4,978	4,565
Income taxes payable	—	1,489
Accrued expenses and other liabilities	12,457	10,856
Total liabilities	1,058,231	917,350

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,477,939 shares and 60,160,530 shares issued, respectively	605	602
Additional paid-in capital	471,580	469,493
Retained earnings, partially restricted	144,977	169,417
Accumulated other comprehensive income	717	2,529
Treasury stock, at cost – 1,335,299 shares	(17,017)	(17,017)
Unearned compensation - recognition and retention plans	(11,685)	(13,960)
Unallocated common stock held by ESOP – 758,257 shares and 803,356 shares, respectively	(4,134)	(4,380)
Total stockholders’ equity	585,043	606,684
Total liabilities and stockholders’ equity	$1,643,274	$1,524,034

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)
Interest income:
Loans	$16,081	$14,410	$46,646	$41,597
Debt securities	1,427	1,750	4,874	5,912
Marketable equity securities	65	90	213	298
Restricted equity securities	139	71	280	219
Short-term investments	401	288	1,004	1,215
Total interest income	18,113	16,609	53,017	49,241

Interest expense:
Deposits	2,975	2,860	8,504	9,525
Borrowed funds	2,477	1,608	6,790	4,439
Total interest expense	5,452	4,468	15,294	13,964
Net interest income	12,661	12,141	37,723	35,277
Provision for loan losses	635	240	1,676	975
Net interest income after provision for loan losses	12,026	11,901	36,047	34,302

Non-interest income:
Fees and charges	496	572	2,166	1,832
Gains on securities, net	806	—	1,767	508
Swap agreement market valuation credit	50	60	178	97
Other income	142	173	493	421
Total non-interest income	1,494	805	4,604	2,858

Non-interest expense:
Compensation and employee benefits	2,477	2,399	7,549	7,148
Recognition and retention plans	722	40	2,168	106
Occupancy	399	360	1,189	1,141
Equipment and data processing	1,164	879	3,249	2,282
Advertising and marketing	113	188	490	563
Dividend equivalent rights	359	361	734	361
Other	625	701	1,866	2,040
Total non-interest expense	5,859	4,928	17,245	13,641

Income before income taxes	7,661	7,778	23,406	23,519

Income tax expense:
Provision for income taxes	3,164	3,276	9,635	9,690
Retroactive assessment related to REIT	—	—	—	2,788
Total income tax expense	3,164	3,276	9,635	12,478

Net income	$4,497	$4,502	$13,771	$11,041

Earnings per common share:
Basic	$0.08	$0.08	$0.24	$0.19
Diluted	0.08	0.08	0.24	0.19

Weighted average common shares outstanding during the period:
Basic	57,373,970	56,644,208	57,229,259	56,901,014
Diluted	58,144,811	57,658,817	58,082,856	57,881,992

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)

Net income	$4,497	$4,502	$13,771	$11,041

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	362	1,164	(1,059)	(755)
Income tax (expense) benefit	(130)	(413)	380	350
Net unrealized holding gains (losses)	232	751	(679)	(405)

Less reclassification adjustment for gains included in net income:
Realized gains	806	—	1,767	508
Income tax expense	(289)	—	(634)	(182)
Net reclassification adjustment	517	—	1,133	326

Net other comprehensive gains (losses)	(285)	751	(1,812)	(731)

Comprehensive income	$4,212	$5,253	$11,959	$10,310

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2004 and 2003 (unaudited)

(In thousands except share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

Net income	—	—	11,041	—	—	—	—	11,041

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(731)	—	—	—	(731)

Common stock dividends of $0.455 per share	—	—	(26,005)	—	—	—	—	(26,005)

Proceeds from exercise of stock options (281,462 shares)	3	1,487	—	—	—	—	—	1,490

Income tax benefit from exercise of non-incentive stock options	—	465	—	—	—	—	—	465

Treasury stock purchases (1,165,000 shares)	—	—	—	—	(15,073)	—	—	(15,073)

Recognition and retention shares forfeited	—	(87)	—	—	—	87	—	—

Income tax benefit from dividend paid to ESOP participants	—	3	—	—	—	—	—	3

Compensation under recognition and retention plan	—	—	—	—	—	106	—	106

Common stock held by ESOP committed to be released (46,503 shares)	—	390	—	—	—	—	253	643

Balance at September 30, 2003	$590	$451,512	$170,824	$3,424	$(17,017)	$(548)	$(4,465)	$604,320

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

Net income.	—	—	13,771	—	—	—	—	13,771

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,812)	—	—	—	(1,812)

Common stock dividends of $0.655 per share	—	—	(38,211)	—	—	—	—	(38,211)

Proceeds from exercise of stock options (319,623 shares)	3	1,577	—	—	—	—	—	1,580

Income tax benefit from exercise of non-incentive stock options	—	72	—	—	—	—	—	72

Recognition and retention shares forfeited	—	(107)	—	—	—	107	—	—

Income tax benefit related to recognition and retention plan shares	—	115	—	—	—	—	—	115

Compensation under recognition and retention plans	—	—	—	—	—	2,168	—	2,168

Common stock held by ESOP committed to be released (45,099 shares)	—	430	—	—	—	—	246	676

Balance at September 30, 2004	$605	$471,580	$144,977	$717	$(17,017)	$(11,685)	$(4,134)	$585,043

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2004	2003
	(unaudited)

Cash flows from operating activities:
Net income	$13,771	$11,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,676	975
Compensation under recognition and retention plans	2,168	106
Release of ESOP shares	676	643
Depreciation and amortization	522	475
Amortization, net of accretion, of securities premiums and discounts	2,989	5,870
Amortization of deferred loan origination costs	3,514	548
Net gains from sales of securities	(1,767)	(508)
Equity interest in earnings of other investment	(473)	(431)
Swap agreement market valuation credit	(178)	(97)
Deferred income taxes	133	(557)
(Increase) decrease in:
Accrued interest receivable	(340)	178
Prepaid income taxes	(59)	—
Other assets	(561)	(205)
Increase (decrease) in:
Income taxes payable	(1,489)	(4,075)
Accrued expenses and other liabilities	1,779	2,579
Net cash provided from operating activities	22,361	16,542

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,132	2,081
Proceeds from redemptions and maturities of securities available for sale	96,674	197,430
Proceeds from redemptions and maturities of securities held to maturity	144	3,448
Purchase of securities available for sale	(85,334)	(138,307)
Purchase of Federal Home Loan Bank of Boston stock	(5,153)	—
Net increase in loans	(165,410)	(216,337)
Proceeds from sales of participations in loans	—	5,377
Purchase of bank premises and equipment	(895)	(1,425)
Distribution from other investment	271	244
Net cash used for investing activities	(157,571)	(147,489)

	Nine months ended September 30,
	2004	2003
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$29,083	$43,038
Increase (decrease) in certificates of deposit	26,302	(24,592)
Proceeds from Federal Home Loan Bank of Boston advances	489,700	52,000
Repayment of Federal Home Loan Bank of Boston advances	(404,729)	(6,369)
Increase in mortgagors’ escrow accounts	413	679
Proceeds from exercise of stock options	1,580	1,490
Income tax benefit from exercise of non-incentive stock options, dividend paid to ESOP participants and recognition and retention plan shares	187	468
Purchase of treasury stock	—	(15,073)
Payment of dividends on common stock	(38,211)	(26,005)
Net cash provided from financing activities	104,325	25,636

Net decrease in cash and cash equivalents	(30,885)	(105,311)
Cash and cash equivalents at beginning of period	144,703	242,468
Cash and cash equivalents at end of period	$113,818	$137,157

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$15,130	$13,870
Income taxes	10,862	16,546

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine months ended September 30, 2004 and 2003

(unaudited)

(1)       Basis of Presentation (Dollars in thousands except per share amounts)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income as reported	$4,497	$4,497	$4,502	$4,502
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(294)	(294)	(62)	(62)
Dividends on unvested restricted stock awards	(280)	(272)	(39)	(26)
Pro forma net income	$3,923	$3,931	$4,401	$4,414

Earnings per share:
As reported	$0.08	$0.08	$0.08	$0.08
Pro forma	0.07	0.07	0.08	0.08

	Nine months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income as reported	$13,771	$13,771	$11,041	$11,041
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(941)	(941)	(264)	(264)
Dividends on unvested restricted stock awards	(656)	(634)	(65)	(44)
Pro forma net income	$12,174	$12,196	$10,712	$10,733

Earnings per share:
As reported	$0.24	$0.24	$0.19	$0.19
Pro forma	0.21	0.21	0.18	0.19

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

(2)       Earnings Per Share Reconciliation (Dollars in thousands except per share amounts)

The following table is the reconciliation of basic and diluted earnings per share as required under SFAS No. 128 for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income	$4,497	$4,497	$4,502	$4,502

Weighted average shares outstanding	57,373,970	57,373,970	56,644,208	56,644,208
Effect of dilutive securities	—	770,841	—	1,014,609
Adjusted weighted average shares outstanding	57,373,970	58,144,811	56,644,208	57,658,817

Earnings per share	$0.08	$0.08	$0.08	$0.08

	Nine months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Net income	$13,771	$13,771	$11,041	$11,041

Weighted average shares outstanding	57,229,259	57,229,259	56,901,014	56,901,014
Effect of dilutive securities	—	853,597	—	980,978
Adjusted weighted average shares outstanding	57,229,259	58,082,856	56,901,014	57,881,992

Earnings per share	$0.24	$0.24	$0.19	$0.19

(3)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$162,578	$8	$403	$162,183
Municipal obligations	5,428	—	11	5,417
Corporate obligations	8,608	201	—	8,809
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government agencies	63,711	48	131	63,628
Mortgage-backed securities issued by U.S. Government agencies	20,550	81	23	20,608
Total debt securities	261,375	338	568	261,145
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,940	1,374	27	4,287
Total securities available for sale	$269,315	$1,712	$595	$270,432

Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	448	30	—	478
Total securities held to maturity	$1,198	$30	$—	$1,228

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government and Agency obligations	$122,522	$802	$—	$123,324
Municipal obligations	6,309	—	4	6,305
Corporate obligations	9,937	313	—	10,250
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government agencies	111,269	149	357	111,061
Mortgage-backed securities issued by U.S. Government agencies	25,167	59	43	25,183
Total debt securities	275,704	1,323	404	276,623
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,305	3,039	15	6,329
Total securities available for sale	$284,009	$4,362	$419	$287,952
Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government agencies	593	38	—	631
Total securities held to maturity	$1,343	$38	$—	$1,381

(4)                     Loans (Dollars in thousands)

A summary of loans follows:

	September 30, 2004	December 31, 2003
Mortgage loans:
One-to-four family	$131,456	$122,524
Multi-family	333,584	339,998
Commercial real estate	300,696	312,647
Construction and development	26,332	24,813
Home equity	14,534	12,082
Second	52,574	43,650
Total mortgage loans	859,176	855,714
Commercial loans	73,691	44,207
Indirect automobile loans	344,537	211,206
Other consumer loans	2,577	2,401
Total gross loans	1,279,981	1,113,528
Unadvanced funds on loans	(55,039)	(46,777)
Deferred loan origination costs (fees):
Indirect automobile loans	9,334	6,254
Other	(350)	(265)
Loans, excluding money market loan participations	1,233,926	1,072,740
Money market loan participations	6,000	2,000
	$1,239,926	$1,074,740

(5)                     Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30, 2004	December 31, 2003

Demand checking accounts	$38,618	$34,240
NOW accounts	62,765	62,583
Savings accounts	31,039	27,302
Money market savings accounts	271,283	303,046
Guaranteed savings accounts	52,549	—
Certificate of deposit accounts	279,052	252,750
Total deposits	$735,306	$679,921

(6)                     Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income is comprised entirely of unrealized gains on securities available for sale, net of income taxes. At September 30, 2004 and December 31, 2003, such taxes amounted to $400 and $1,414, respectively.

(7)                     Commitments and Swap Agreement (Dollars in thousands)

At September 30, 2004, the Company had outstanding commitments to originate loans of $35,135, $14,228 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $26,926, $22,628 of which were equity lines of credit.

The Company entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter, the Company pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Company entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid for the three months and nine months ended September 30, 2004 and 2003 was $55, $61, $178 and $176, respectively. Changes in the fair value of the outstanding swap agreement are recognized as charges or credits to earnings. For the three months and nine months ended September 30, 2004 and 2003, $50, $60, $178 and $97, respectively, were credited to pre-tax earnings.

(8)                     Dividend Declaration

On October 21, 2004, the Board of Directors of the Company approved a quarterly dividend of $0.085 per share payable November 15, 2004 to stockholders of record on October 29, 2004.

(9)                     Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s stock option plans for the nine months ended September 30, 2004 was as follows:

Options outstanding at January 1, 2004	3,509,628
Options exercised at $4.944 per share	(319,623)
Options forfeited at $14.95 per share	(7,500)
Options outstanding at September 30, 2004	3,182,505

Exercisable at September 30, 2004:
$4.944 per share	1,786,088
$11.00 per share	5,393
$14.95 per share	531,000
$15.42 per share	3,527
2,326,008

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. Options awarded vest over periods ranging from less than one month through over five years. As of September 30, 2004, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights were paid during the three months ended September 30, 2004 and 2003 amounting to $359 and $361, respectively, and during the nine months ended September 30, 2004 and 2003 amounting to $734 and $361, respectively, to holders of unexercised options as a result of the $0.20 per share extra dividends paid semi-annually to stockholders.

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. As of September 30, 2004, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 98,000 shares, respectively.

Expense for shares awarded is recognized over the vesting period at the fair value of the shares on the date they were awarded. Total expense for the RRP plans amounted to $722, $40, $2,168 and $106 for the three months and nine months ended September 30, 2004 and 2003, respectively. The total expense of the RRP plans is expected to be $722 for the fourth quarter of 2004, $2,753 in 2005 and 2006, $2,651 in 2007, $2,600 in 2008 and $234 thereafter.

(10)              Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2003 and an estimate of the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2004:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Service cost	$31	$25	$94	$74
Interest cost	17	16	51	48
Transition obligation	3	4	9	13
Actuarial loss	4	—	11	—
Net periodic benefit costs	$55	$45	$165	$135

Postretirement benefits costs in the above table for the three months and nine months ended September 30, 2004 are based on the assumption that benefits currently offered will be changed before the end of 2004. The Company is in the process of evaluating postretirement benefits and expects to adjust the benefits in a way that will reduce costs in 2004 and thereafter. Accordingly, the Company charged $165 to expense for the nine months ended September 30, 2004 instead of $251 that otherwise would have been charged to expense if no change in benefits was contemplated.

Benefits paid for the nine months ended September 30, 2004 and 2003 amounted to $18 and $15, respectively.

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

On March 5, 2003, a new law was enacted denying favorable tax treatment for dividend distributions from REITs in determining Massachusetts taxable income not only for the year 2003 and thereafter, but also retroactively for tax years 1999 through 2002. While the Company disputed the retroactive tax assessments, it was obliged under U.S. generally accepted accounting principles to provide for the taxes and interest resulting from the new law at the time of its enactment. Accordingly, $5,515 was charged to earnings in the three months ended March 31, 2003 to recognize the liabilities for taxes and interest resulting from the retroactive application of the new law to the Company’s REIT subsidiary for the years 1999 through 2002. On June 23, 2003, the Company signed an agreement with the Commissioner of Revenue of the Commonwealth of Massachusetts settling all disputes relating to the tax treatment of the Company’s REIT subsidiary. The Company paid $4,341 as full settlement of the dispute, resulting in an after-tax credit to earnings of $2,727 in the three month period ended June 30, 2003.

(12)              Stockholders’ Equity (Dollars in thousands)

Capital Distributions and Restrictions Thereon

OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as Brookline Bank, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 institution”) may, after prior notice but without the approval of the OTS, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require OTS approval.

Common Stock Repurchases

As of September 30, 2004, the Company was authorized to repurchase up to 1,602,233 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

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

The acquisition, which is expected to be completed in January of 2005, requires regulatory approval and an affirmative vote by the stockholders of Mystic at a meeting scheduled to take place on November 17, 2004.

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

The Company’s critical accounting policies relate to the allowance for loan losses, the accounting for premiums and discounts on debt securities and the accounting for deferred indirect automobile loan origination costs. See note 1 to the unaudited consolidated financial statements included on pages 8 and 9 herein for a description of those accounting policies and the Accelerated Amortization of Deferred Loan Origination Costs, Accelerated Amortization of Investment Premiums and the Non-Performing Assets, Restructured Loans and Allowance for Loan Losses sub-sections appearing on pages 21, 22, 23 and 24 herein.

Executive Summary

Operating Highlights

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)

Net interest income	$12,661	$12,141	$37,723	$35,277
Provision for loan losses	635	240	1,676	975
Non-interest income	1,494	805	4,604	2,858
Recognition and retention plans	722	40	2,168	106
Dividend equivalent rights expense	359	361	734	361
Other non-interest expenses	4,778	4,527	14,343	13,174
Income before income taxes	7,661	7,778	23,406	23,519
Provision for income taxes	3,164	3,276	9,635	9,690
Retroactive assessment related to REIT	—	—	—	2,788
Net income	4,497	4,502	13,771	11,041

Basic earnings per common share	$0.08	$0.08	$0.24	$0.19
Diluted earnings per common share	0.08	0.08	0.24	0.19

Interest rate spread	2.28%	2.41%	2.33%	2.21%
Net interest margin	3.14%	3.42%	3.20%	3.34%

Financial Condition Highlights

	At September 30, 2004	At December 31, 2003	At September 30, 2003
	(In thousands)

Total assets	$1,643,274	$1,524,034	$1,458,459
Net loans	1,222,765	1,058,545	1,000,810
Deposits	735,306	679,921	667,771
Borrowed funds	305,490	220,519	170,531
Stockholders’ equity	585,043	606,684	604,320

Non-performing assets	$336	$133	$111

Stockholders’ equity to total assets	35.60%	39.81%	41.44%

The major factors affecting comparison of the operating and financial condition highlights presented above were:

•                  Improvement in net interest income and fluctuations in the interest rate spread in the quarterly and nine month periods ended September 30, 2004 versus the comparable periods ended September 30, 2003

•                  Growth of the indirect automobile lending business (loans outstanding - $345 million at September 30, 2004 compared to $313 million at June 30, 2004, $211 million at December 31, 2003 and $155 million at September 30, 2003)

•                  Accelerated amortization of deferred loan origination costs as a result of loan prepayments - $356,000 in the 2004 quarterly period and $1,018,000 in the 2004 nine month period; none in the 2003 periods

•                  Reduction in accelerated amortization of premiums paid to purchase mortgage securities - $124,000 in the 2004 quarterly period compared to $126,000 in the 2003 quarterly period; $250,000 versus $1,806,000, respectively, in the nine month periods ended September 30, 2004 and 2003

•                  Higher provision for loan losses of $395,000 in the comparable quarterly periods and $701,000 in the comparable nine month periods

•                  Increased expense of recognition and retention plans - $722,000 in the 2004 quarterly period versus $40,000 in the 2003 quarterly period and $2,168,000 in the 2004 nine month period versus $106,000 in the 2003 nine month period

•                  $359,000 of dividend equivalent rights expense in the 2004 quarterly period versus $361,000 in the 2003 quarterly period and $734,000 in the 2004 nine month period versus $361,000 in the 2003 nine month period

•                  Fluctuating non-interest income from mortgage loan prepayment fees - $223,000 versus $245,000 in the 2004 and 2003 quarterly periods; $1,364,000 versus $762,000 in the 2004 and 2003 nine month periods

•                  A $2,788,000 after-tax charge in the 2003 nine month period related to the state tax treatment of the Company’s real estate investment trust (“REIT”) subsidiary

•                  Reduction in stockholders’ equity in the 2004 nine month period due to payment of extra dividends to stockholders of $0.20 per share semi-annually ($23.6 million)

Detailed commentary on each of the items listed above follows.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and nine months ended September 30, 2004 and 2003. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2004			2003
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$114,288	$401	1.39%	$115,109	$288	0.99%
Debt securities (2) (4)	262,097	1,435	2.19	302,612	1,759	2.33
Equity securities (2)	26,188	228	3.46	21,535	194	3.59
Mortgage loans (3)	819,984	12,066	5.89	828,683	12,564	6.06
Money market loan participations	3,768	14	1.47	2,653	7	1.12
Commercial loans (3)	49,358	563	4.56	26,052	372	5.71
Indirect automobile loans (3)	338,820	3,394	3.97	127,067	1,419	4.43
Other consumer loans (3)	2,471	44	7.12	2,561	48	7.50
Total interest-earning assets	1,616,974	18,145	4.47%	1,426,272	16,651	4.67%
Allowance for loan losses	(17,042)			(15,868)
Non-interest earning assets	30,503			29,044
Total assets	$1,630,435			$1,439,448

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$62,775	21	0.13%	$59,804	22	0.15%
Savings accounts	81,173	374	1.83	23,591	29	0.49
Money market savings accounts	276,164	767	1.10	306,958	1,077	1.39
Certificate of deposit accounts	274,607	1,813	2.62	243,624	1,732	2.82
Total deposits	694,719	2,975	1.70	633,977	2,860	1.79
Borrowed funds	294,749	2,477	3.29	152,000	1,608	4.14
Total interest bearing liabilities	989,468	5,452	2.19%	785,977	4,468	2.26%
Non-interest-bearing demand checking accounts	36,563			32,130
Other liabilities	13,925			12,315
Total liabilities	1,039,956			830,422
Stockholders’ equity	590,479			609,026
Total liabilities and stockholders’ equity	$1,630,435			$1,439,448
Net interest income (tax equivalent basis)/interest rate spread		12,693	2.28%		12,183	2.41%
Less adjustment of tax exempt income		32			42
Net interest income		$12,661			$12,141
Net interest margin			3.14%			3.42%

(1)               Tax exempt income on debt and equity securities is included on a tax equivalent basis.

(2)               Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)               Loans on non-accrual status are included in average balances.

(4)               Included in interest income on debt securities in the 2004 period is $124 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities in the 2004 period would have been 2.38%. Included in interest income in the 2003 period is $126 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities in the 2003 period would have been 2.49%. Excluding these adjustments on debt securities, the yield on interest-earning assets for the 2004 and 2003 periods would have been 4.50% and 4.70%, respectively.

	Nine months ended September 30,
	2004			2003
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$117,998	$1,004	1.13%	$141,963	$1,215	1.14%
Debt securities (2) (4)	270,879	4,900	2.41	346,048	5,925	2.28
Equity securities (2)	25,171	571	3.02	21,878	626	3.82
Mortgage loans (3)	822,673	36,349	5.89	812,592	38,256	6.28
Money market loan participations	2,051	21	1.37	2,564	25	1.30
Other commercial loans (3)	36,950	1,423	5.13	24,294	1,067	5.86
Indirect automobile loans (3)	296,603	8,722	3.92	62,709	2,080	4.42
Other consumer loans (3)	2,351	131	7.43	2,952	169	7.63
Total interest-earning assets	1,574,676	53,121	4.49%	1,415,000	49,363	4.65%
Allowance for loan losses	(16,632)			(15,552)
Non-interest earning assets	31,441			28,243
Total assets	$1,589,485			$1,427,691

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$62,231	63	0.13%	$61,981	83	0.18%
Savings accounts	64,799	788	1.62	20,477	102	0.66
Money market savings accounts	284,040	2,547	1.20	293,318	3,534	1.61
Certificate of deposit accounts	263,884	5,106	2.58	255,390	5,806	3.03
Total deposits	674,954	8,504	1.68	631,166	9,525	2.01
Borrowed funds	269,172	6,790	3.36	133,400	4,439	4.44
Total interest bearing liabilities	944,126	15,294	2.16%	764,566	13,964	2.44%
Non-interest-bearing demand checking accounts	34,900			29,232
Other liabilities	14,470			16,440
Total liabilities	993,496			810,238
Stockholders’ equity	595,989			617,453
Total liabilities and stockholders’ equity	$1,589,485			$1,427,691
Net interest income (tax equivalent basis)/interest rate spread		37,827	2.33%		35,399	2.21%
Less adjustment of tax exempt income		104			122
Net interest income		$37,723			$35,277
Net interest margin			3.20%			3.34%

(1)               Tax exempt income on debt and equity securities is included on a tax equivalent basis.

(2)               Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)               Loans on non-accrual status are included in average balances.

(4)               Included in interest income on debt securities in the 2004 period is $250 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities in the 2004 period would have been 2.54%. Included in interest income on debt securities in the 2003 period is approximately $1,806 of accelerated amortization of premiums on mortgage securities. Excluding this charge, the yield on debt securities in the 2003 period would have been 2.98%. Excluding these adjustments on debt securities, the yield on interest-earning assets for the 2004 and 2003 periods would have been 4.51% and 4.82%, respectively.

Highlights from the tables on the two preceding pages follow.

•                  Net interest income rose $520,000, or 4.3%, in the quarterly periods and $2,446,000, or 6.9%, in the nine month periods due primarily to asset growth. Interest rate spread improved in the 2004 nine month period compared to the 2003 nine month period but declined in the 2004 quarterly period compared to the 2003 quarterly period.

•                  The average balances of total interest-earning assets increased $190.7 million, or 13.4%, in the quarterly periods and $159.7 million, or 11.3%, in the nine month periods. The increase was attributable to growth of the indirect automobile loan portfolio. Part of the growth was offset by a reduction in average balances invested in debt securities and short-term investments.

•                  A change in the mix of earning assets contributed to the improvement in net interest income as yields on loans generally exceed yields on investments. Loans represented 73.7% of average total interest-earning assets in the 2004 nine month period compared to 64.0% in the 2003 nine month period.

•                  Interest rate spread improved in the nine month period as the decline in the average rates paid on deposits and borrowed funds was greater than the decline in the average yields earned on interest-earning assets. Part of the improvement was due to considerably less accelerated amortization of premiums on mortgage securities in the 2004 periods than in the 2003 periods. The decline in interest rate spread in the 2004 quarterly period compared to the 2003 quarterly period was attributable primarily to the payment and maturity of higher yielding loans and investments and the replacement of such assets with new loans and investments with lower yields.

•                  Net interest margin, which is net interest income on a tax equivalent basis divided by interest-earning assets, deteriorated in the quarterly and nine month periods due to a lesser rate of growth in net interest income than the rate of growth of interest-earning assets.

As we have stated in previous reports, asset yields have been shrinking steadily over the past few years due to an interest rate environment that has been the lowest in over forty years. Since a high percent of the Company’s assets (ranging from 36% to 43% in the 2004 and 2003 quarterly and nine month periods presented above) are funded by stockholders’ equity for which there is no charge to expense, declining rates cause a greater reduction in interest income from lower asset yields than the reduction in interest expense from lower rates paid on deposits and borrowed funds. From May 2000 through June 2004, the federal funds rate for overnight borrowings declined from 6.50% to 1.00%. From June to September 2004, the Federal Reserve increased the federal funds rate from 1.00% to 1.75%. While rising rates will likely have a positive impact on the Company’s net interest income and net interest margin, future trends in interest rates are dependent on many factors. Continuation of a low interest rate environment, or further reductions in interest rates, would likely have a negative impact on the Company’s future net interest income and net interest margin.

Indirect Automobile Lending Business

As previously reported, the Company commenced originating indirect automobile loans in February 2003. The portfolio grew to $211 million at the end of 2003 and $345 million at September 30, 2004. The Company does business with over 100 dealerships. The Company has concentrated on originating loans to customers with good credit histories; there is no emphasis on “sub-prime” lending. The average credit score of all indirect automobile loans outstanding at September 30, 2004 was 729 and the total of loans with credit scores of 660 or lower was less than 10%. The total of loans delinquent over 30 days at September 30, 2004 was $2,898,000, or 0.84% of the portfolio.

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

Accelerated Amortization of Deferred Loan Origination Costs

During the three month and nine month periods ended September 30, 2004, approximately $12.2 million and $33.6 million, respectively, of indirect automobile loans were prepaid in entirety due in part to aggressive loan promotions by credit unions and banks and the ability of borrowers with higher credit scores (which represent much of the Company’s customer base) to refinance their debt. The prepayments resulted in $356,000 and $1,018,000, respectively, of accelerated amortization of deferred loan origination costs being charged to interest income in the three month and nine month periods ended September 30, 2004; there were no accelerated amortization charges in 2003.

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

The Company’s investment in mortgage securities increased from $109.1 million at June 30, 2002 to $315.0 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137.0 million at December 31, 2003 and $84.7 million at September 30, 2004 as a result of unprecedented levels of prepayment and normally scheduled payments. The prepayments shortened the estimated remaining life of the securities significantly. This necessitated the accelerated expensing of the premiums paid to purchase the securities.

Prepayments, which subsided in the latter part of 2003 and the second quarter of 2004, picked up in the first and third quarters of 2004. As a result, accelerated amortization of investment premiums charged to interest income was $124,000 and $126,000, respectively, in the three month periods ended September 30, 2004 and 2003 and $250,000 and $1,806,000, respectively, in the nine month periods ended September 30, 2004 and 2003. The slow down in prepayments in the three month period ended June 30, 2004 resulted in a reversal of prior amortization and a credit to income of $232,000 in that period. The remainder of unamortized premium on the mortgage securities portfolio at September 30, 2004 was $968,000. Of that amount, $298,000 is scheduled to amortize in the fourth quarter of 2004. Higher than anticipated prepayments could require accelerated expensing of the remaining balance of unamortized premium in 2004. Conversely, slower than anticipated prepayments could result in less expensing in 2004 of unamortized premium.

Provision for Loan Losses

The provisions for loan losses charged to earnings in the three month periods ended September 30, 2004 and 2003 were $635,000 and $240,000, respectively; charges to earnings in the nine month periods ended on those dates were $1,676,000 and $975,000, respectively. The increases were attributable primarily to growth of the loan portfolio, most of which related to the indirect automobile loan portfolio. Net charge-offs of $711,000 and $73,000, in the nine month periods ended September 30, 2004 and 2003, respectively, were entirely in the indirect automobile loan portfolio except for an insignificant amount of other consumer loans. No charge-offs were experienced in the mortgage and commercial loan portfolios.

See the sub-section Non-Performing Assets, Restructured Loans and Allowance for Loan Losses on pages 23 and 24 herein for additional information about the collectibility of the loan portfolio.

Recognition and Retention Plans

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Expense for shares awarded under the plans is recognized over the vesting period at the fair value of the shares on the date they were awarded. As a result of shares awarded on October 16, 2003 under the 2003 RRP, expense for the recognition and retention plans was $722,000 in the 2004 quarterly period compared to $40,000 in the 2003 quarterly period and $2,168,000 and $106,000, respectively, for the nine month periods ended September 30, 2004 and 2003. See note 9 to the unaudited consolidated financial statements on page 13 herein for additional information about the plans.

Dividend Equivalent Rights Expense

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights were paid to holders of unexercised options awarded under that plan as a result of the semi-annual $0.20 per share extra dividends paid to stockholders of the Company. Such payments amounted to $359,000 and $361,000, respectively, in the three month periods ended September 30, 2004 and 2003 and $734,000 and $361,000, respectively, in the nine month periods ended September 30, 2004 and 2003.

Mortgage Loan Prepayment Fees

Fees credited to income from prepayment of mortgage loans in the three month periods ended September 30, 2004 and 2003 were $223,000 and $245,000, respectively; credits to income in the nine month periods ended September 30, 2004 and 2003 were $1,364,000 and $762,000, respectively. The higher fees in the 2004 nine month period resulted primarily from approximately $30.8 million of mortgage loan prepayments and a $4.0 million pay down of a construction loan in the three month period ended March 31, 2004. Much of the mortgage loan prepayments resulted from the sale of underlying multi-family and commercial real estate properties.

Real Estate Investment Trust (“REIT”) Tax Dispute

As explained more fully in note 11 to the unaudited consolidated financial statements on page 14 herein, $2,788,000 (on an after-tax basis) was charged to earnings in the 2003 nine month period to recognize the liabilities for taxes and interest relating to a dispute with the Department of Revenue of the Commonwealth of Massachusetts over the state tax treatment of the Company’s REIT subsidiary for the years 1999 through 2002. The dispute was resolved on June 23, 2003.

Reduction in Stockholders’ Equity

Stockholders’ equity declined $21.6 million from December 31, 2003 to September 30, 2004 due to two payments of extra dividends of $0.20 per share to stockholders in February and August 2004. Such dividend payments exceeded net earnings in the nine month period ended September 30, 2004. In approving the extra dividends, the Board of Directors considered the capital requirements of the Company, potential future business initiatives and economic factors. While it is the intent of the Board of Directors for the foreseeable future to authorize payment of an extra dividend of $0.20 per share semi-annually, the payment and magnitude of any future dividends will be considered in light of changing opportunities to deploy capital effectively, operating trends, future income tax rates and general economic conditions.

Other Operating Highlights

Securities Gains. Gains from sales of marketable equity securities in the three month periods ended September 30, 2004 and 2003 were $806,000 and none, respectively; gains in the nine month periods ended September 30, 2004 and 2003 were $1,767,000 and $508,000, respectively.

Non-Interest Expense. Excluding expenses for recognition and retention plans and dividend equivalent rights, other non-interest expenses increased $251,000, or 5.5%, in the 2004 third quarter compared to the 2003 third quarter and $1,169,000, or 8.9%, in the 2004 nine month period ended September 30, 2004, compared to the 2003 nine month period ended September 30, 2003. The increases were due primarily to operating expenses related to the indirect automobile loan business and the opening of a new branch in the fall of 2003.

Deposits and Borrowings. Deposits increased $55.4 million, or 8.1%, in the first nine months of 2004 due primarily to special promotions and a new branch that opened in the fall of 2003. Borrowings from the Federal Home Loan Bank of Boston increased from $220.5 million at December 31, 2003 to $305.5 million at September 30, 2004. The borrowings were obtained to fund growth of the indirect automobile loan portfolio and to lock in interest spread on part of the loans originated during the nine month period ended September 30, 2004. New borrowings in the 2004 first quarter included $25.0 million obtained for two years at an average interest rate of 2.07% and $2.0 million for four years at an average interest rate of 2.83%. New borrowings in the 2004 second quarter included $15.0 million for two years at 3.20% and $1.7 million for twenty years at 5.48%. New borrowings in the 2004 third quarter included $15.0 million for two years at 2.99%, $10.0 million for three years at 3.29% and $2.0 million for seven years at 3.94%. An additional $15.0 million was borrowed during the first nine months of 2004 with maturities ranging from one week to three weeks.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$91	$49
Other consumer loans	—	1
Total non-accrual loans	91	50
Repossessed vehicles	245	83
Total non-performing assets	$336	$133

Restructured loans	$—	$—

Allowance for loan losses	$17,161	$16,195

Allowance for loan losses as a percent of total loans	1.38%	1.51%
Non-accrual loans as a percent of total loans	0.01%	—
Non- performing assets as a percent of total assets	0.02%	0.01%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There were no impaired loans (excluding non-accrual loans) at September 30, 2004 and December 31, 2003.

The Company increased its allowance for loan losses by charging $1,676,000 to earnings in the nine months ended September 30, 2004 and $975,000 in the nine months ended September 30, 2003. The charges to earnings were attributable primarily to loan growth. Gross loans outstanding increased $165.2 million and $209.3 million during the nine month periods ended September 30, 2004 and 2003, respectively. Of those amounts, $133.3 million and $155.1 million, respectively, related to the indirect automobile loan portfolio.

The average life of indirect automobile loans is estimated to be approximately two and one-half years, or 30 months, and the projected level of net charge-offs over that time period is estimated to equal 1.25% of loan originations, or 0.50% on an annualized basis. The monthly allowance for indirect automobile loan losses is established by multiplying each month’s loan originations times 1.25% and dividing the resulting amount by 30 months. Monthly additions are reduced to take into consideration loan pay-offs before their contractual maturity. The resulting amount is added to the allowance each month for the following 30 months. Application of this methodology causes higher monthly additions to the allowance when the portfolio is growing and resulted in additions charged to the provision for loan losses of $575,000 and $205,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,457,000 and $306,000 for the nine months ended September 30, 2004 and 2003, respectively. This methodology will be used until the indirect automobile loan portfolio becomes seasoned and growth of the portfolio slows down to a more normal annualized rate in the 5% to 10% range. Actual net charge-offs are being monitored and if the rate experienced is not in line with the projected rate, the monthly additions to the allowance will be adjusted accordingly.

During the nine months ended September 30, 2004 and 2003, loan charge-offs were $777,000 and $128,000, respectively, and recoveries of loans previously charged off were $66,000 and $55,000, respectively. Of the 2004 charge-offs and recoveries, $764,000 and $59,000, respectively, related to indirect automobile loans. Charge-offs, net of recoveries, for the nine months ended September 30, 2004 equaled 0.24% of the average total amount of indirect automobile loans outstanding during that period. Total indirect automobile loans delinquent over 30 days increased from $988,000, or 0.47% of the portfolio, at December 31, 2003 to $2,898,000, or 0.84% of the portfolio, at September 30, 2004. The rate of delinquencies and net charge-offs is expected to rise from the levels experienced to date due to the normal lag in time between loan origination and when a portion of the borrowers experience difficulty in meeting scheduled loan payments. The rates of delinquencies and net charge-offs experienced to date are in line with those projected when the Company entered this business line in early 2003. Future rates will be influenced by the economy and other factors sensitive to consumers.

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

At September 30, 2004, interest-earning assets maturing or repricing within one year amounted to $719.9 million and interest-bearing liabilities maturing or repricing within one year (net of a $5.0 million interest rate swap agreement) amounted to $518.2 million, resulting in a cumulative one year positive gap position of $201.7 million, or 12.3% of total assets. At December 31, 2003, the Company had a positive one year cumulative gap position of $98.2 million, or 6.4% of total assets.

The Company’s cumulative interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from $430.3 million, or 28.2%, of total assets at December 31, 2003 to $389.9 million, or 23.7%, of total assets at September 30, 2004. The dollar decrease resulted from having a significant part of the Company’s loan originations in the indirect automobile loan sector where the average life of the loans is less than three years.

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

During the past few years, the combination of low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in a slower rate of growth. Deposits increased $55.4 million, or 8.1%, in the nine months ended September 30, 2004 due primarily to special promotions and the opening of a new branch in the fourth quarter of 2003. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2004 amounted to $305.5 million and the Company had the capacity to increase that amount to $454.1 million. It is expected that net loan growth over the remainder of 2004 could be in the range of $30 million and that part of the funding will come from advances from the FHLB.  It is also expected that approximately an additional $30 million will be borrowed by the end of 2004 in connection with the completion of the acquisition of Mystic Financial, Inc. The amount ultimately borrowed from the FHLB will depend on actual loan growth, actual payments in connection with the acquisition of Mystic Financial, Inc. and the extent to which deposits grow. Use of borrowings from the FHLB will result in more interest expense than what would normally be incurred if funding needs were met through deposit growth. Beyond 2004, the capacity to grow the loan portfolio will be affected by the ability of the Company to obtain funds at reasonable rates of interest. Since there are limits to the amounts the Company can borrow from the FHLB, other sources of funding might have to be pursued. If market conditions make such sources unattractive, the Company might have to restrict its rate of loan growth.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2004, such assets amounted to $138.9 million, or 8.5% of total assets.

At September 30, 2004, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $434.7 million, or 29.0% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (page 24 herein) and pages 14 through 16 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2003.

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

Reports on Form 8-K

A Form 8-K was filed on July 9, 2004 regarding the agreement entered into by Brookline Bancorp, Inc. with Mystic Financial, Inc. The agreement specified the terms under which Brookline Bancorp, Inc. will acquire Mystic Financial, Inc. See Note 13 of the Notes to Unaudited Consolidated Financial Statements included in Part I on page 15 herein.

A Form 8-K was filed on July 15, 2004 to furnish a copy of the press release announcing the Company’s earnings for the 2004 second quarter and the approval by its Board of Directors of a regular quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable on August 16, 2004 to stockholders of record on July 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 8, 2004	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 8, 2004	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer