Form 10-K
period 2004-12-31
BROOKLINE BANCORP INC
filed 2005-03-14
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the Fiscal Year Ended December 31, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the transition period from N/A to .

Commission File Number:  0-23695

BROOKLINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

160 Washington Street, Brookline, Massachusetts	02447-0469
(Address of principal executive offices)	(Zip Code)

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

YES    ☒      NO     ☐

The number of shares of common stock held by nonaffiliates of the registrant as of March 8, 2005 was 60,917,715 for an aggregate market value of $92,107,585.  This excludes 743,221 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At March 8, 2005, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 62,996,235 and 61,660,936, respectively.

Documents Incorporated By Reference

1.  Sections of the Annual Report to Stockholders for the year ended December 31, 2004 (Part II and Part III)

2.  Proxy Statement for the Annual Meeting of Stockholders dated March 15, 2005 (Part I and Part III)

Website Access to Company’s Reports

All reports filed electronically by Brookline Bancorp, Inc. with the United Stated Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Company’s Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC at www.brooklinebank.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

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

On January 7, 2005, the Company completed the acquisition of Mystic Financial, Inc. (“Mystic”) for approximately $65.9 million. That amount consisted of $28.4 million in cash (including approximately $3.9 million for the cancellation of Mystic stock options), issuance of 2,516,525 shares of the Company’s common stock and approximately $1.6 million in related income tax benefits.

Mystic was the parent of Medford Co-operative Bank, a bank headquartered in Medford, Massachusetts with seven banking offices serving customers primarily in Middlesex County in Massachusetts. Management expects the acquisition of Mystic to provide expanded commercial and retail banking opportunities in that market. It also views the acquisition as a positive way to deploy some of the Company’s excess capital. For additional information about the acquisition, see note 19 to the consolidated financial statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2004 which is incorporated herein by reference.

Market Area and Credit Risk Concentration

As of December 31, 2004, Brookline operated five full-service banking offices in Brookline, an urban/suburban community adjacent to the City of Boston, two full service banking offices in Newton and one full service banking office in West Roxbury. Newton and West Roxbury are communities adjacent to Brookline.

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

Generally, debt securities must be rated “A” or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated “BBB” at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company’s investment portfolio that are not rated or rated “BBB” or lower are not to exceed 10.0% of stockholders’ equity, excluding unrealized gains on securities available for sale (“core capital”). At December 31, 2004, $4.1 million of debt securities were rated “BBB” or lower, an amount equal to 0.7% of core capital.

Corporate Obligations

With the exception of investment in debt securities issued by the U.S. Treasury or U.S. Government-sponsored entreprises, no more than $5.0 million of any debt security should mature beyond one year at the time of purchase, no investment of more than $3.0 million in any debt security can be made without the prior approval of the chief executive officer of the Company and no investment of over $8.0 million can be made without the prior approval of the Executive Committee of the Board of Directors. To maintain diversification in the portfolio, the aggregate carrying value of debt securities issued by one company (excluding short-term investments) must not exceed $10.0 million and the aggregate carrying value of debt securities issued by companies considered to be in the same industry (e.g. finance companies, gas and utility companies, etc.) must not exceed $60.0 million. The latter limit is allowed provided the aggregate value of investments rated less than “AA” does not exceed $40.0 million. At December 31, 2004, the aggregate carrying value of the largest holding of debt securities issued by one company was $3.1 million and the largest amount of debt securities issued by companies within the same industry was $4.1 million.

Mortgage Securities

The Company also invests in mortgage related securities, including collateralized mortgage obligations (“CMOs”). These securities are considered attractive investments because they (a) generate positive yields with minimal administrative expense, (b) impose minimal credit risk as a result of the guarantees usually provided, (c) can be utilized as collateral for borrowings, (d) generate cash flows useful for liquidity management and (e) are “qualified thrift investments” for purposes of the thrift lender test that the Company is obliged to meet for regulatory purposes.

Mortgage related securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the average interest rate on the underlying mortgages. Mortgage related securities purchased by the Company generally are comprised of a pool of single-family mortgages. The issuers of such securities are generally U.S. Government-sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae who pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors. Occasionally, the Company purchases mortgage related securities that are not issued by U.S. Government-sponsored enterprises. Such purchases are usually made for community reinvestment (“CRA”) purposes. Mortgage related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.

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

Generally, the Company has been purchasing the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 2.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. Government-sponsored enterprises also require approval of the chief executive officer. It is the Company’s policy that aggregate unamortized premiums on all mortgage related securities in the Company’s portfolio must not exceed $5.0 million. At December 31, 2004, aggregate unamortized premiums on all mortgage related securities in the portfolio amounted to $680,000.

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

The Company’s investment in mortgage securities increased from $109 million at June 30, 2002 to $315 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137 million at December 31, 2003 and $71 million at December 31, 2004.

Unprecedented prepayment of loans underlying the mortgage securities subsequent to their purchase caused the rapid decrease in the portfolio and shortened the estimated life of the securities significantly. This necessitated the accelerated expensing of part of the premiums paid to purchase the securities. Total accelerated premium amortization was $2.4 million in 2003 and $266,000 in 2004. The level of prepayments has subsided and, therefore, accelerated amortization is not expected to be significant in 2005.

Municipal Obligations

The Company purchased Massachusetts municipal general obligation bonds, the total of which at December 31, 2004 was $2.7 million. The obligations are rated “AAA” and mature within six months. The bonds constitute a pledge by the issuing municipalities of their full faith and credit. Payment is not limited to a particular fund or revenue source.

Preferred Stock and Marketable Equity Securities

At December 31, 2004, the Company held $5.0 million of auction rate preferred stocks and $4.5 million of marketable equity securities, including net unrealized gains of $1.5 million. Auction rate preferred stocks are securities issued by national companies that generally are called after 49 days from the date of issuance or are offered in a new auction. Most of the other marketable equity securities include stocks of national, regional money center and community banks and utility companies. The Company’s policy limits the aggregate cost of marketable equity securities issued by one company to no more than $10.0 million without prior approval of the Executive Committee of the Board of Directors. The aggregate cost of marketable equity securities issued by companies considered to be in the same industry must not exceed $30.0 million and the aggregate cost of the entire marketable equity securities portfolio must not exceed $50.0 million. At December 31, 2004, the aggregate cost of such securities amounted to $2.9 million. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2004		2003		2002
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$169,165	60.59%	$123,324	41.01%	$45,195	12.04%
Municipal obligations	2,697	0.97	6,305	2.10	—	—
Corporate obligations	8,749	3.13	10,250	3.41	23,883	6.37
Other obligations	1,000	0.36	1,250	0.42	1,250	0.33
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	45,935	16.45	111,061	36.93	267,846	71.36
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	24,735	8.86	25,776	8.57	13,898	3.70
Total debt securities	252,281	90.36	277,966	92.44	352,072	93.80
Auction rate preferred stock	5,000	1.79	5,000	1.66	5,000	1.33
Other marketable equity securities	4,460	1.60	6,329	2.11	8,838	2.36
Restricted equity securities	17,444	6.25	11,401	3.79	9,423	2.51
Total investment securities	$279,185	100.00%	$300,696	100.00%	$375,333	100.00%

Debt and equity securities available for sale	$260,852	93.43%	$287,952	95.76%	$361,049	96.19%
Debt securities held to maturity	889	0.32	1,343	0.45	4,861	1.30
Restricted equity securities	17,444	6.25	11,401	3.79	9,423	2.51
Total investment securities	$279,185	100.00%	$300,696	100.00%	$375,333	100.00%

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At December 31,
	2004		2003		2002
	Amortized cost	Market value	Amortized cost	Market value	Amortized cost	Market value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$169,888	$169,165	$122,522	$123,324	$43,698	$45,195
Municipal obligations	2,706	2,697	6,309	6,305	—	—
Corporate obligations	8,584	8,749	9,937	10,250	20,579	20,882
Other obligations	500	500	500	500	500	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	46,016	45,935	111,269	111,061	266,874	267,846
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	24,346	24,346	25,167	25,183	12,707	12,788
Total debt securities	252,040	251,392	275,704	276,623	344,358	347,211
Auction rate preferred stock	5,000	5,000	5,000	5,000	5,000	5,000
Marketable equity securities	2,940	4,460	3,305	6,329	5,087	8,838
Total securities available for sale	259,980	260,852	284,009	287,952	354,445	361,049
Net unrealized gains on securities available for sale	872	—	3,943	—	6,604	—
Total securities available for sale, net	$260,852	$260,852	$287,952	$287,952	$361,049	$361,049

Securities held to maturity:
Corporate obligations	—	—	—	—	$3,001	$3,022
Other obligations	$500	$500	$750	$750	750	750
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	389	414	593	631	1,110	1,172
Total securities held to maturity	$889	$914	$1,343	$1,381	$4,861	$4,944

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$17,070		$11,027		$9,049
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121
Total restricted equity securities	$17,444		$11,401		$9,423

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2004
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$123,662	1.92%	$45,503	2.84%	$—	—%	$—	—%	$169,165	2.17%
Municipal obligations (1)	2,697	1.80	—	—	—	—	—	—	2,697	1.80
Corporate obligations	4,070	4.89	—	—	—	—	4,679	5.91	8,749	5.44
Other obligations	—	—	500	5.50	—	—	—	—	500	5.50
Collateralized mortgage obligations	31,824	2.63	14,111	2.98	—	—	—	—	45,935	2.74
Mortgage-backed securities	—	—	—	—	23,677	3.76	669	5.97	24,346	3.82
Total debt securities	162,253	2.13	60,114	2.89	23,677	3.76	5,348	5.92	251,392	2.55
Auction rate preferred stock (1)	—	—	—	—	—	—	—	—	5,000	2.90
Other marketable equity securities (1)	—	—	—	—	—	—	—	—	4,460	5.37
Total securities available for sale	162,253	2.13	60,114	2.89	23,677	3.76	5,348	5.92	260,852	2.60
Securities held to maturity:
Other obligations	400	6.59	—	—	100	7.50	—	—	500	6.77
Mortgage-backed securities	2	7.25	114	9.00	12	9.00	261	6.41	389	7.25
Total securities held to maturity	402	6.59	114	9.00	112	7.66	261	6.41	889	6.98
Restricted equity securities:
Federal Home Loan Bank of Boston stock	—	—	—	—	—	—	—	—	17,070	3.50
Massachusetts Savings Bank Life Insurance Company stock (1)	—	—	—	—	—	—	—	—	253	4.18
Other stock	—	—	—	—	—	—	—	—	121	—
Total restricted equity securities (1)	—	—	—	—	—	—	—	—	17,444	3.49
Total securities	$162,655	2.14%	$60,228	2.91%	$23,789	3.78%	$5,609	5.94%	$279,185	2.67%

(1)                                  The yields have been calculated on a tax equivalent basis.

Loans

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$135,995	10.32%	$122,524	11.00%	$134,445	15.94%	$159,887	18.25%	$114,411	15.04%
Multi-family	334,884	25.42	339,998	30.53	324,755	38.50	338,973	38.70	300,841	39.55
Commercial real estate	297,014	22.55	312,647	28.08	281,952	33.43	272,061	31.06	255,895	33.65
Construction and development	35,237	2.67	24,813	2.23	16,691	1.98	20,901	2.38	19,947	2.62
Home equity	14,066	1.07	12,082	1.09	10,802	1.28	8,924	1.02	6,596	0.87
Second	53,499	4.06	43,650	3.92	36,323	4.31	29,408	3.36	27,236	3.58
Total mortgage loans	870,695	66.09	855,714	76.85	804,968	95.44	830,154	94.77	724,926	95.31
Commercial loans	75,349	5.72	44,207	3.97	35,096	4.16	42,637	4.87	33,205	4.36
Indirect automobile loans	368,962	28.01	211,206	18.97	—	—	—	—	—	—
Other consumer loans	2,406	0.18	2,401	0.21	3,409	0.40	3,130	0.36	2,488	0.33
Total gross loans, excluding money market loan participations	1,317,412	100.00%	1,113,528	100.00%	843,473	100.00%	875,921	100.00%	760,619	100.00%
Less:
Unadvanced funds on loans	(57,205)		(46,777)		(39,684)		(47,157)		(43,030)
Deferred loan origination costs (fees):
Indirect automobile loans	9,732		6,254		—		—		—
Other consumer loans	(302)		(265)		(364)		(404)		(1,030)
Total loans, excluding money market loan participations	1,269,637		1,072,740		803,425		828,360		716,559
Money market loan participations	—		2,000		4,000		6,000		28,250
Total loans, net	$1,269,637		$1,074,740		$807,425		$834,360		$744,809

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

At December 31, 2004 and 2003, multi-family and commercial real estate mortgage lending represented 72.3% and 76.3%, respectively, of total mortgage loans. The Company intends to continue to emphasize these types of mortgage loans depending on the demand for such loans and trends in the real estate market and the economy.

Many of the Company’s borrowers have done business with the Company for years and have more than one mortgage loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million. At December 31, 2004, Brookline’s largest borrower had a commercial loan outstanding of $20.0 million. Including this borrower, there were 32 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2004. The cumulative total of those loans was $267.2 million, or 21.0% of loans outstanding. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

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

Construction and Development Loans

At December 31, 2004, construction and development loans amounted to $35.2 million, $5.0 million of which had not been advanced as of that date. The $35.2 million is comprised of $9.5 million pertaining to construction of multi-family properties, $12.0 million pertaining to construction of commercial properties, $11.9 million pertaining to construction of one-to-four family residential homes and $1.8 million pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial Loans

Commercial loans, which amounted to $75.3 million at December 31, 2004 compared to $44.2 million at December 31, 2003, included loans to condominium associations of $53.1 million and $40.4 million, respectively. Typically, such loans are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

Indirect Automobile Loans

The Company commenced originating indirect automobile loans in the first quarter of 2003. Such loans amounted to $369.0 million at December 31, 2004 compared to $211.2 million at December 31, 2003. Indirect automobile loans are loans for automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations.

Indirect automobile loans are originated through dealerships and assigned to the Company. The senior vice president responsible for indirect automobile lending must approve the application of any dealer with whom the Company does business. As of March 2004, the Company does business with approximately 130 dealerships located primarily in eastern Massachusetts. Dealer relationships are reviewed monthly for application quality, the ratio of loans approved to applications submitted and loan performance.

Loan applications are generated by approved dealers and data is entered into an application processing system. Two types of scorecard models are used in the underwriting process - credit bureau scorecard models and a custom scorecard model. Credit bureau scorecard models are based on data accumulated by nationally recognized credit bureaus. The models are risk assessment tools that analyze an individual’s credit history and assign a numeric credit score. The models meet the requirements of the Equal Credit Opportunity Act. The custom scorecard model is a judgmentally derived scoring model that includes features selected for analysis by the Company. It does not contain any factors prohibited by the Equal Credit Opportunity Act. Management generates reports periodically to track and monitor scorecards in use and the consistency of application processing.

The indirect automobile loan policy limits the aggregate number of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2004, loans with credit scores below 660 were less than 10% of loans outstanding. The average credit score of loans in the portfolio at that date was 729.

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

Indirect automobile loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company’s loan policy. The rate paid by a borrower usually differs with the “buy rate” earned by the Company. A significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the “spread”.  Most of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within ninety days of the loan origination date, the dealer must pay a proportionate part of the spread to the Company. If a loan is repaid after ninety days, the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief executive officer, the risk management officer and the board of directors on a monthly basis.

The following table shows the contractual maturity and repricing dates of the Company’s gross loans, net of unadvanced funds, at December 31, 2004. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2004
	Real estate mortgage loans
	One-to- four family	Multi- family	Commercial real estate	Construction and development	Home equity and second mortgage	Commercial loans	Indirect automobile loans	Other loans	Total loans
	(In thousands)
Amounts due:
Within one year	$16,103	$107,391	$60,172	$16,770	$35,291	$34,372	$239	$2,349	$272,687
After one year:
More than one year to three years	23,019	100,515	92,197	1,400	5,659	4,866	18,999	26	246,681
More than three years to five years	67,551	85,374	106,889	10,665	1,230	11,043	278,685	31	561,468
More than five years to ten years	27,934	27,801	32,150	1,365	2,348	816	71,040	—	163,454
More than ten years	648	10,512	4,757	—	—	—	—	—	15,917
Total due after one year	119,152	224,202	235,993	13,430	9,237	16,725	368,724	57	987,520
Total amount due	$135,255	$331,593	$296,165	$30,200	$44,528	$51,097	$368,963	$2,406	1,260,207
Add (deduct):
Deferred loan origination costs (fees):
Indirect automobile loans									9,732
Other loans									(302)
Net loans									$1,269,637

The following table sets forth at December 31, 2004 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$2,210	$116,942	$119,152
Multi-family	76,140	148,062	224,202
Commercial real estate	68,252	167,741	235,993
Construction and development	100	13,330	13,430
Home equity and second mortgage	6,796	2,441	9,237
Total mortgage loans	153,498	448,516	602,014
Indirect automobile loans	368,724	—	368,724
Commercial loans	5,083	11,642	16,725
Other consumer loans	57	—	57
Total loans	$527,362	$460,158	$987,520

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 10 through 14 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference.

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

The following table presents the deposit activity of the Company for the years indicated.

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Net deposits	$82,328	$18,303	$12,615
Interest credited on deposit accounts	11,709	12,293	15,790
Total increase in deposit accounts	$94,037	$30,596	$28,405

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

In 2004, transaction deposit accounts increased $29.5 million, or 6.9%, and certificates of deposit increased $64.5 million, or 25.5%. The increases were due to the opening of new branches in the fall of 2004 and 2003, marketing initiatives and a rise in interest rates in the second half of 2004 which prompted some customers to place funds in higher yielding deposit accounts.

The following table sets forth the distribution of the Company’s average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2004			Year ended December 31, 2003
	Average balance	Percent of total average deposits	Weighted average rate	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)

NOW accounts	$62,543	8.67%	0.14%	$61,673	9.29%	0.17%
Savings accounts	69,364	9.62	1.69	21,792	3.28	0.59
Money market savings accounts	279,590	38.76	1.18	296,714	44.70	1.54
Non-interest-bearing demand checking accounts	35,789	4.96	—	30,063	4.53	—
Total transaction deposit accounts	447,286	62.01	1.02	410,242	61.80	1.17

Certificate of deposit accounts:
Six months or less	57,721	8.00	1.52	72,899	10.98	1.85
Over six months through 12 months	78,397	10.87	1.97	68,341	10.30	2.22
Over 12 months through 24 months	88,572	12.28	3.00	58,773	8.85	3.58
Over 24 months	49,344	6.84	4.22	53,542	8.07	4.73
Total certificate of deposit accounts	274,034	37.99	2.61	253,555	38.20	2.96
Total average deposits	$721,320	100.00%	1.62%	$663,797	100.00	1.85%

	Year ended December 31, 2002
	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)

NOW accounts	$73,757	11.55%	0.39%
Savings accounts	14,439	2.26	1.00
Money market savings accounts	257,257	40.30	1.85
Non-interest-bearing demand checking accounts	18,129	2.84	—
Total transaction deposit accounts	363,582	56.95	1.43

Certificate of deposit accounts:
Six months or less	85,828	13.44	2.65
Over six months through 12 months	74,631	11.69	3.29
Over 12 months through 24 months	63,701	9.98	4.54
Over 24 months	50,687	7.94	5.45
Total certificate of deposit accounts	274,847	43.05	3.78
Total average deposits	$638,429	100.00%	2.44%

At December 31, 2004, the Company had outstanding $93.1 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted average rate
	(Dollars in thousands)

Three months or less	$21,258	2.36%
Over three months through six months	4,503	2.25
Over six months through 12 months	7,612	2.43
Over 12 months	59,745	3.02
	$93,118	2.78

Borrowed Funds

The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by all of the Company’s stock and deposits in the FHLB and a general lien on one-to-four family mortgage loans, certain multi-family mortgage loans and debt securities issued by the U.S. Government-sponsored enterprises in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2004, the Company had $320.2 million in outstanding advances from the FHLB and had the capacity to increase that amount to $451.5 million.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$280,739	$149,125	$169,733
Maximum amount outstanding at any month end during the year	320,171	220,519	180,919
Balance outstanding at end of year	320,171	220,519	124,900
Weighted average interest rate during the year	3.35%	4.23%	5.73%
Weighted average interest rate at end of year	3.23%	3.52%	4.33%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2004	2003	2002

Return on assets (net income divided by average total assets)	1.10%	1.00%	1.68%

Return on equity (net income divided by average stockholders’ equity)	2.99%	2.36%	4.81%

Dividend payout ratio (dividends declared per share divided by net income per share)	238.71%	216.00%	83.16%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	36.86%	42.57%	35.04%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corporation (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2004, BSC and BBS had total assets of $138.5 million and $236.1 million, respectively, of which $137.9 million and $234.8 million, respectively, were in investment securities and short-term investments.

160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of Brookline established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust, was liquidated on December 31, 2003. Brookline Preferred Capital Corporation (“BPCC”), a 99.9% owned subsidiary of Associates established as a real estate investment trust (“REIT”) engaged in the acquisition and holding of securities and mortgage loans, was also liquidated on December 31, 2003. These companies were liquidated because of a change in the Massachusetts law in 2003 that eliminated the favorable state tax treatment previously accorded to REITs.

Personnel

As of December 31, 2004, the Company had 120 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Supervision and Regulation

General

The Bank is regulated, examined and supervised by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities brokerage.

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

At December 31, 2004, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. As of December 31, 2004, the Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2004, the Bank maintained 66.3% of its portfolio assets in qualified thrift investments.

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

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and implementing regulations.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings bank subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s capital. In addition, OTS regulations prohibit a bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% or higher shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

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

Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is “critically undercapitalized”. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2004, the Bank met the criteria for being considered “well-capitalized.”

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 4.5% of its borrowings from the Federal Home Loan Bank. As of December 31, 2004, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

The Company is a Delaware-chartered savings and loan holding company subject to regulation and supervision by the OTS.  The OTS has enforcement authority over the Company and its non-savings bank subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

Brookline Bancorp, Inc. is not a grandfathered federally chartered bank holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

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

The USA Patriot Act

In October 2001, the USA PATRIOT Act became effective. Title III of that Act represents a major expansion of the U.S. anti-money laundering laws granting broad new anti-money laundering powers to the Secretary of the Treasury and imposing a variety of new compliance obligations on banks and broker dealers. The Act also requires a bank’s regulator to specifically consider a bank’s past record of compliance with the Bank Secrecy Act (anti-money laundering requirements) when acting on any applications filed by such bank, including merger and acquisition applications.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a federal law that requires the Company's chief executive officer and chief financial officer to certify to the accuracy of periodic reports filed by the Company with the Security and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  The legislation accelerates the time frame for disclosures by public companies like the Company, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.  Under the Act, Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, the Act prohibits any officer or director of the Company or any other person acting under their direction from taking action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statements materially misleading.

The Act also requires inclusion of an internal control report and assessment by management in the annual report to shareholders.  The Act requires the Company's independent registered public accounting firm that issues the audit report to attest to and report on management's assessment of the Company's internal controls.

We have incurred and expect to continue to incur additional expense in complying with the provisions of the Act and its implementing regulations.

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

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2004, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, the Company had no net operating loss carry forwards for federal income tax purposes.

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

In January 1997, the Bank incorporated Brookline Preferred Capital Corp. (“BPCC”) which elected to be taxed as a real estate investment trust (“REIT”). BPCC was 99.9% owned by 160 Associates, Inc. (“Associates”), a wholly-owned subsidiary of the Bank. Both BPCC and Associates were liquidated on December 31, 2003.

As explained more fully in Note 10 of the Notes to the Company’s Consolidated Financial Statements and in the sub-section entitled Settlement of Real Estate Investment Trust (“REIT”) Tax Dispute on page 8 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report, which is incorporated herein by reference, the treatment of earnings of Associates and BPCC, for Massachusetts income tax purposes, was adversely affected by a new Massachusetts law enacted on March 5, 2003. That law denies a dividend received deduction for dividend distributions from a REIT in determining Massachusetts taxable income. The law not only disallowed dividend received deductions for the year 2003 and thereafter, but also disallowed dividend received deductions retroactively to tax years beginning in 1999. The Company disputed the retroactive tax assessments. Ultimately, the Company settled the dispute by paying $4.3 million to the Commonwealth of Massachusetts, which resulted in an after-tax charge to earnings of $2.8 million in 2003.

Item 2.           Properties

The main office branch is owned by the Bank. The other branches and operations center of the Bank and space in Newton, Massachusetts used to conduct the Bank’s indirect automobile lending business are leased from unrelated third parties. At December 31, 2004, the net book value of premises and leasehold improvements was $2.5 million. Refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Stockholders, which is incorporated herein by reference, for information regarding the Company’s lease commitments at December 31, 2004.

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

Item 4.           Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5.           Market For The Registrant’s Common Stock And Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 2004, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the years ended December 31, 2004 and 2003, appears on the inside of the back cover page of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 6.           Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on the back of the cover page and page 1 of the Company’s 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 7.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 19 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 14 through 17 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 8.           Financial Statements And Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

The supplementary data required by this Item relating to selected quarterly financial data is provided in Note 20 of the Notes to Consolidated Financial statements included in Item 8 of Part II of this Report.

Item 9.           Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

On January 17, 2003, the Registrant elected to change its independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”). The Registrant engaged KPMG LLP (“KPMG”) as its new independent registered public accounting firm. The decision to change accounting firms was recommended by the audit committee of the Board of Directors and approved by the Board of Directors.

Grant Thornton’s report on the consolidated financial statements of the Registrant for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2002, the Registrant had no disagreement with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

None of the reportable events described by Item 304(a)(1)(v) of Regulation S-K occurred.

Grant Thornton has furnished the Registrant with a letter in response to Item 304(a) of Regulation S-K. Such letter is incorporated by reference to Exhibit 16.1 of Form 10-K filed on March 24, 2003.

KPMG was engaged by the Registrant on January 17, 2003 to audit the consolidated financial statements of the Registrant as of and for the year ended December 31, 2003. During the year ended December 31, 2002, the Registrant did not consult with KPMG regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004 appears on page F-1 of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference.

The Attestation Report of the independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page F-2 of the Company’s 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors And Executive Officers Of The Registrant

A listing of and information about the Company’s Directors and Executive Officers appears on pages 3 through 6 of the Company’s proxy statement dated March 15, 2005 which is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is presented under the heading “Proposal I - Election of Directors” on pages 3 through 17 of the Company’s proxy statement dated March 15, 2005 which is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company’s proxy statement dated March 15, 2005 which is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

Certain Relationships and Related Transactions are presented on page 17 of the Company’s proxy statement dated March 15, 2005 which is incorporated herein by reference.

Item 14. Principal Accountant and Fees

The disclosure required by this Item is set forth under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” on pages 19 and 20 of the Company’s proxy statement dated March 15, 2005 which is incorporated herein by reference.

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

(3)	Exhibits: The exhibits listed in paragraph (c) below are filed herewith or incorporated herein by reference to other filings.

(b)                     Reports on Form 8-K

No longer applicable for 10-K filings.

(c)                      Required Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to a previously filed Registration Statement)*

3.2	Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to a previously filed Registration Statement)*

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**

10.2	Form of Change in Control Agreement (incorporated by reference to the Form 10-K filed on March 10, 2004)

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3 to a previously filed Registration Statement)**

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

11

Statement Regarding Computation of Per Share Earnings - incorporated herein by reference to Note 14 of the Notes to Consolidated Financial Statements on page F-32 of the Company’s 2004 Annual Report to Stockholders - Exhibit 13 to this report.

13	2004 Annual Report to Stockholders

14	Code of Ethics

16	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of Form 8-K filed on January 24, 2003)

16.1	Letter from Certifying Accountant in Response to Item 304(a) of Regulation S-K (incorporated by reference to Exhibit 16.1 of Form 10-K filed on March 24, 2003)

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. Business - Subsidiary Activities of this Report.

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*                         Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 10, 2002 (Registration No. 333-85980)

**                  Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on November 18, 1997 (Registration No. 333-40471)

(d)                     Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: March 9, 2005	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 9, 2005		Date: March 9, 2005

By:	/s/ Oliver F. Ames	By:	/s/ Charles H. Peck
	Oliver F. Ames, Director		Charles H. Peck, Director

By:	/s/ Dennis S. Aronowitz	By:	/s/ Hollis W. Plimpton
	Dennis S. Aronowitz, Director		Hollis W. Plimpton, Director

By:	/s/ George C. Caner, Jr.	By:	/s/ Joseph J. Slotnik
	George C. Caner, Jr., Director		Joseph J. Slotnik, Director

By:	/s/ David C. Chapin	By:	/s/ William V. Tripp, III
	David C. Chapin, Director		William V. Tripp, III, Director

By:	/s/ William G. Coughlin	By:	/s/ Rosamond B. Vaule
	William G. Coughlin, Director		Rosamond B. Vaule, Director

By:	/s/ John L. Hall, II	By:	/s/ Peter O. Wilde
	John L. Hall, II, Director		Peter O. Wilde, Director

By:		By:	/s/ Franklin Wyman, Jr.
	John J. Mc Glynn, Director		Franklin Wyman, Jr., Director

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,694,499	$1,524,034	$1,423,357	$1,099,596	$1,036,150

Loans	1,269,637	1,074,740	807,425	834,360	744,809

Allowance for loan losses	17,540	16,195	15,052	15,301	14,315

Debt securities:
Available for sale	251,392	276,623	347,211	146,238	125,219

Held to maturity	889	1,343	4,861	9,558	50,447

Marketable equity securities	9,460	11,329	13,838	17,187	24,142

Deposits	773,958	679,921	649,325	620,920	608,621

Borrowed funds	320,171	220,519	124,900	178,130	133,400

Stockholders’ equity	585,013	606,684	632,381	285,445	282,585

Net unrealized gain on securities available for sale, net of taxes, included in stockholders’ equity	560	2,529	4,155	6,720	6,244

Non-performing loans	111	50	5	140	—

Non-performing assets	439	133	5	1,580	—

	Year ended December 31,
	2004	2003	2002	2001	2000
			(In thousands)
Selected Operating Data:

Interest income	$72,110	$66,210	$71,497	$75,960	$71,560
Interest expense	21,124	18,608	25,519	32,904	30,572
Net interest income	50,986	47,602	45,978	43,056	40,988
Provision (credit) for loan losses	2,603	1,288	(250)	974	427
Net interest income after provision (credit) for loan losses	48,383	46,314	46,228	42,082	40,561
Gains on securities, net	1,767	2,102	8,698	3,540	8,253
Gain from termination of pension plan	—	—	—	3,667	—
Loss from prepayment of FHLB advances	—	—	(7,776)	—	—
Other non-interest income	3,443	3,251	2,458	2,091	1,641
Recognition and retention plans expense	(2,890)	(3,992)	(162)	(167)	(1,246)
Internet bank start-up expense	—	—	—	—	(746)
Restructuring charge relating to internet bank	—	—	—	(3,927)	—
Other non-interest expense	(20,099)	(18,195)	(15,142)	(16,721)	(14,831)
Income before income taxes	30,604	29,480	34,304	30,565	33,632
Provision for income taxes	(12,837)	(12,212)	(12,369)	(11,231)	(11,998)
Retroactive assessment related to REIT	—	(2,788)	—	—	—
Net income	$17,767	$14,480	$21,935	$19,334	$21,634

SELECTED FINANCIAL RATIOS AND OTHER DATA

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000

Performance Ratios:

Return on average assets	1.10%	1.00%	1.68%	1.80%	2.29%

Return on average stockholders’ equity	2.99	2.36	4.81	6.74	7.83

Interest rate spread (1)	2.34	2.26	2.41	2.83	2.95

Net interest margin (1)	3.21	3.34	3.58	4.10	4.43

Capital Ratios:

Stockholders’ equity to total assets at end of year	34.52	39.81	44.43	25.96	27.27

Tier 1 core capital ratio at end of year (2)	27.66	31.53	34.37	21.75	22.37

Asset Quality Ratios:

Non-performing assets as a percent of total assets at end of year	0.03	0.01	—	0.14	—

Allowance for loan losses as a percent of loans at end of year	1.38	1.51	1.86	1.83	1.92

Per Share Data:

Basic earnings per common share (3)	$0.31	$0.25	$0.38	$0.33	$0.37

Diluted earnings per common share (3)	$0.31	$0.25	$0.38	$0.33	$0.37

Number of shares outstanding at end of year (in thousands) (3) (4)	59,143	58,825	58,545	58,540	60,034

Dividends paid per common share (3)	$0.74	$0.54	$0.316	$0.210	$0.110

Book value per common share at end of year (3)	$9.89	$10.31	$10.80	$4.87	$4.71

Market value per common share at end of year (3)	$16.32	$15.34	$11.90	$7.52	$5.26

(1)	Calculated on a fully-taxable equivalent basis.
(2)	This regulatory ratio relates only to Brookline Bank.
(3)	Amounts are restated to give retroactive recognition to the exchange ratio (2.186964 new shares for each old share) applied in the conversion that was completed on July 9, 2002.
(4)	Common stock issued less treasury stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Brookline Bancorp, Inc. and its subsidiaries (the “Company”).

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

Overview of the Company’s Activities and Risks

The primary activities of the Company are to gather deposits from the general public and to invest the resulting funds, plus those derived from borrowings, capital initiatives and operations, in loans and investment securities. The Company’s loan portfolio is comprised substantially of loans secured by real estate and indirect automobile loans. The investment portfolio is comprised primarily of debt securities and mortgage-backed securities issued by the U.S. Government-sponsored entities.

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

The Company’s critical accounting policies relate to the allowance for loan losses and the accounting for premiums and discounts on debt securities. See note 1 to the consolidated financial statements included elsewhere in this annual report for a description of those accounting policies and the Allowance for Loan Losses and the Accelerated Amortization of Investment Premiums sub-sections appearing on pages 11 and 7 herein.

Executive Summary

Operating Highlights

	Year ended December 31,
	2004	2003	2002
	(In thousands except per share amounts)

Net interest income	$50,986	$47,602	$45,978
Provision (credit) for loan losses	2,603	1,288	(250)
Non-interest income	5,210	5,353	3,380
Non-interest expense	22,989	22,187	15,304
Income before income taxes	30,604	29,480	34,304
Provision for income taxes	12,837	12,212	12,369
Retroactive assessment related to REIT	—	2,788	—
Net income	17,767	14,480	21,935

Basic earning per common share	$0.31	$0.25	$0.38
Diluted earning per common share	0.31	0.25	0.38

Interest rate spread	2.34%	2.26%	2.41%
Net interest margin	3.21%	3.34%	3.58%

Financial Condition Highlights

	At December 31,
	2004	2003	2002
	(In thousands)

Total assets	$1,694,499	$1,524,034	$1,423,357
Net loans	1,252,097	1,058,545	792,373
Deposits	773,958	679,921	649,325
Borrowed funds	320,171	220,519	124,900
Stockholders’ equity	585,013	606,684	632,381

Non-performing assets	$439	$133	$5

Stockholders’ equity to total assets	34.52%	39.81%	44.43%

The major factors affecting comparison of operating and financial condition highlights for 2004, 2003 and 2002 were:

•                  An increase in capital of over $332 million from the 2002 stock offering and reorganization

•                  Improvement in net interest income despite a decline in net interest margin in 2004, 2003 and 2002

•                  Growth of the indirect automobile lending business - $369 million in loans outstanding at the end of 2004 compared to $211 million at the end of 2003 and none at the end of 2002

•                  Accelerated amortization of deferred loan origination costs resulting from indirect automobile loan prepayments - $1.4 million in 2004

•                  A reduction in accelerated amortization of premiums paid to purchase mortgage-backed securities from $2.4 million in 2003 to $266,000 in 2004

•                  Higher provisions for loan losses resulting primarily from growth of the indirect automobile loan business - $2.6 million in 2004 compared to $1.3 million in 2003 and a credit of $250,000 in 2002

•                  Fluctuation in the expense of stock awarded under recognition and retention plans - $2.9 million in 2004 compared to $4.0 million in 2003 and $162,000 in 2002

•                  Increased dividend equivalent rights expense - $734,000 in 2004, $361,000 in 2003 and none in 2002

•                  Higher fees from prepayment of mortgage loans - $1.5 million in 2004, $1.2 million in 2003 and $1.0 million in 2002

•                  Declining gains from sales of securities -  $8.7 million in 2002 to $2.1 million in 2003 and $1.8 million in 2004

•                  A $7.8 million loss in 2002 resulting from prepayment of borrowings with high rates of interest

•                  A $2.8 million after-tax charge in 2003 resulting from settlement of the REIT tax dispute

•                  An increase in the effective income tax rate from 36.1% in 2002 to 41.4% in 2003 and 41.9% in 2004

•                  Reduction in stockholders’ equity in 2004 and 2003 as a result of the payment of semi-annual extra dividends of $0.20 per share commencing in August 2003 and the repurchase of 1,165,000 shares of Company stock in 2003

Detailed commentary on each of the items listed above follows.

2002 Stock Offering and Reorganization

The Company converted from a mutual holding company structure to a 100% stock-owned company on July 8, 2002. As of that date, the 15,420,350 shares owned by Brookline Bancorp MHC (“MHC”) were retired and the Company sold 33,723,750 shares of common stock for $10.00 per share. After expenses, the net proceeds from the stock offering were $332.7 million.

In 2002, the Company stated that the net proceeds from the stock offering might be used to (a) finance the acquisition of financial institutions, (b) expand the retail franchise by establishing new branches, (c) add products and services, (d) fund new loans and investments, (e) repurchase Company common stock, (f) pay cash dividends to stockholders and (g) accommodate other general corporate purposes.

Since the stock offering, the Company entered the indirect automobile lending business in February 2003, opened new branches in September 2003 and December 2004, paid semi-annual extra dividends to stockholders of $0.20 per share commencing in August 2003, repurchased 1,165,000 shares of Company common stock in 2003 and acquired Mystic Financial, Inc., a one bank holding company with total assets of $442 million, on January 7, 2005. See note 19 to the consolidated financial statements appearing elsewhere herein for information about the acquisition.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for 2004, 2003 and 2002. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Year ended December 31,
	2004			2003			2002
			Average			Average			Average
	Average		yield/	Average		yield/	Average		yield/
	balance	Interest (1)	cost	balance	Interest (1)	cost	balance	Interest (1)	cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$116,260	$1,540	1.32%	$138,877	$1,544	1.11%	$224,694	$3,703	1.65%
Debt securities (2) (4)	266,932	6,366	2.38	328,581	7,671	2.33	211,142	10,016	4.74
Equity securities (2)	25,495	814	3.19	22,001	795	3.61	28,845	1,004	3.48
Mortgage loans (3)	826,227	48,818	5.91	814,131	50,479	6.20	787,012	55,041	6.99
Money market loan participations	2,322	36	1.55	2,731	34	1.24	8,351	154	1.84
Other commercial loans (3)	40,540	2,037	5.02	25,499	1,483	5.82	25,471	1,477	5.80
Indirect automobile loans (3)	314,538	12,460	3.96	95,003	4,149	4.37	—	—	—
Consumer loans (3)	2,386	176	7.38	2,821	214	7.59	3,235	280	8.66
Total interest-earning assets	1,594,700	72,247	4.53%	1,429,644	66,369	4.64%	1,288,750	71,675	5.56%
Allowance for loan losses	(16,758)			(15,670)			(15,237)
Non interest-earning assets	31,735			29,200			28,977
Total assets	$1,609,677			$1,443,174			$1,302,490

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$62,543	86	0.14%	$61,673	$104	0.17%	$73,757	$284	0.39%
Savings accounts (5)	69,364	1,173	1.69	21,792	129	0.59	14,439	145	1.00
Money market savings accounts	279,590	3,295	1.18	296,714	4,565	1.54	257,257	4,764	1.85
Certificate of deposit accounts	274,034	7,154	2.61	253,555	7,497	2.96	274,847	10,387	3.78
Total deposits	685,531	11,708	1.71	633,734	12,295	1.94	620,300	15,580	2.51
Borrowed funds	280,739	9,416	3.35	149,125	6,313	4.23	169,733	9,729	5.73
Total deposits and borrowed funds	966,270	21,124	2.19	782,859	18,608	2.38	790,033	25,309	3.20
Stock offering proceeds	—	—	—	—	—	—	20,558	210	1.02
Total interest-bearing liabilities	966,270	21,124	2.19%	782,859	18,608	2.38%	810,591	25,519	3.15%
Non-interest-bearing demand checking accounts	35,789			30,063			18,129
Other liabilities	14,349			15,899			17,368
Total liabilities	1,016,408			828,821			846,088
Stockholders’ equity	593,269			614,353			456,402
Total liabilities and stockholders’ equity	$1,609,677			$1,443,174			$1,302,490
Net interest income (tax equivalent basis)/interest rate spread		51,123	2.34%		47,761	2.26%		46,156	2.41%
Less adjustment of tax exempt income		137			159			178
Net interest income		$50,986			$47,602			$45,978
Net interest margin			3.21%			3.34%			3.58%

(1)          Tax exempt income on equity and debt securities is included on a tax equivalent basis.

(2)          Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)          Loans on non-accrual status are included in average balances.

(4)          Included in interest income is accelerated premium amortization on collateralized mortgage obligations of $266 in 2004 and $2,370 in 2003. Excluding the accelerated amortization, the average yields on debt securities would have been 2.48% in 2004 and 3.06% in 2003 and the average yield on total interest-earning assets would have been 4.55% in 2004 and 4.81% in 2003.

(5)          Savings accounts include mortgagors’ escrow accounts.

Highlights from the above table follow.

•                  Average interest-earning assets increased $165.1 million, or 11.5%, in 2004 compared to 2003 and $140.9 million, or 10.9%, in 2003 compared to 2002. The increases were attributable primarily to growth of the indirect automobile loan portfolio and investment of the net proceeds of the 2002 stock offering. Part of the growth in 2004 was offset by a reduction in average balances invested in debt securities and short-term investments.

•                  Net interest income increased $3.4 million, or 7.1%, in 2004 compared to 2003 and $1.6 million, or 3.5%, in 2003 compared to 2002. These rates of increase were below the rates of growth in interest-earning assets because of the declining interest rate environment during that period of time.

•                  Interest rate spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) declined from 2.41% in 2002 to 2.26% in 2003, but improved to 2.34% in 2004. The changes were due primarily to fluctuations in the average rates earned on debt securities and short-term investments. Most of the net proceeds of the 2002 stock offering were invested in short-term investments and debt securities with maturities ranging from less than 90 days to three years. Investments with relatively short maturities were chosen in anticipation that the proceeds from investment redemptions would be used to fund loan growth and to reduce interest rate risk. The higher concentration of interest-earning assets in such investments during 2003, coupled with the general decline in the interest rate environment, resulted in a decline in interest rate spread in 2003 compared to 2002. An increase in the percent of assets represented by loans was the primary reason for the improvement in interest rate spread between 2004 and 2003.

Rate/Volume Analysis

The following table presents, on a tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2004			Year ended December 31, 2003
	compared to			compared to
	year ended December 31, 2003			year ended December 31, 2002
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Short-term investments	$(274)	$270	$(4)	$(1,166)	$(993)	$(2,159)
Debt securities	(1,467)	162	(1,305)	4,092	(6,437)	(2,345)
Equity securities	118	(99)	19	(246)	37	(209)
Mortgage loans	742	(2,403)	(1,661)	1,846	(6,408)	(4,562)
Money market loan participations	(6)	8	2	(81)	(39)	(120)
Other commercial loans	778	(224)	554	2	4	6
Indirect automobile loans	8,731	(420)	8,311	4,149	—	4,149
Other consumer loans	(32)	(6)	(38)	(34)	(32)	(66)
Total interest income	8,590	(2,712)	5,878	8,562	(13,868)	(5,306)

Interest expense:
Deposits:
NOW accounts	1	(19)	(18)	(40)	(140)	(180)
Savings accounts	564	480	1,044	57	(73)	(16)
Money market savings accounts	(251)	(1,019)	(1,270)	672	(871)	(199)
Certificate of deposit accounts	577	(920)	(343)	(759)	(2,131)	(2,890)
Total deposits	891	(1,478)	(587)	(70)	(3,215)	(3,285)
Borrowed funds	4,635	(1,532)	3,103	(1,084)	(2,332)	(3,416)
Stock offering proceeds	—	—	—	(210)	—	(210)
Total interest expense	5,526	(3,010)	2,516	(1,364)	(5,547)	(6,911)

Net change in net interest income	$3,064	$298	$3,362	$9,926	$(8,321)	$1,605

Highlights from the above table follow.

•                  The increases in total interest income and total interest expense in 2004 compared to 2003 resulted from growth of interest-earning assets and interest-bearing liabilities. Part of the increases was offset by the effect of lower average rates earned on assets and average rates paid on deposits and borrowed funds.

•                  In 2003 compared to 2002, the impact of lower average yields on assets more than offset the revenue enhancement from asset growth. The decline in interest expense in 2003 compared to 2002 was attributable primarily to reductions in rates paid on deposits and borrowed funds. The prepayment and refinancing of certain borrowed funds with high rates of interest in the latter part of 2002 helped to reduce interest expense in 2003 and 2004.

Net Interest Margin

Net interest margin is net interest income, on a tax-equivalent basis, divided by interest-earning assets. Earnings are enhanced when net interest margin is rising and reduced when net interest margin is declining. Over the past few years, net interest margin has steadily declined from a high of 4.43% in 2000 to 3.21% in 2004.

We have previously reported that the decline in the Company’s net interest margin was caused by one of the lowest interest rate environments of the past forty five years. Since a high percent of the Company’s assets (36.9% in 2004, 42.6% in 2003 and 35.0% in 2002) were funded by stockholders’ equity for which there is no charge for interest expense, declining rates caused a greater reduction in interest income from lower asset yields than the reduction in interest expense from lower rates paid on deposits and borrowed funds.

Interest rates are influenced by the actions of the Federal Reserve in establishing the benchmark federal funds rate for overnight borrowings between banks. During 2001, the Federal Reserve cut the federal funds rate eleven times for an aggregate reduction of 475 basis points (4.75%). Those actions represented the most aggressive pace of rate cuts by the Federal Reserve since 1982 and the resulting rate at the end of 2001 (1.75%) was the lowest in over forty years. Further rate reductions in November 2002 and June 2003 brought the rate down to 1.00% as of June 23, 2003. In the second half of 2004, the Federal Reserve increased the rate five times to 2.25%. A further increase of 25 basis points took place on February 2, 2005.

The increases in the federal funds rate in the second half of 2004 resulted in an improvement in the Company’s net interest margin from 3.14% in the third quarter to 3.21% in the fourth quarter. While the recent rise in interest rates will likely have a positive impact on the Company’s future net income, earnings improvement will continue to be restrained as long as existing assets originated in the past at higher rates are replaced with new assets at lower yields.

In anticipation of a rising interest rate environment, the Company generally restricted its purchase of investments over the past year to securities with maturities of two years or less and funded part of its loan growth with borrowings at fixed rates and maturities in the two to three year range. These actions slowed down short-term earnings improvement, but should enhance longer-term earnings if interest rates continue to rise. Trends in interest rates depend on many factors and, accordingly, actual rates in the future could vary significantly with the Company’s rate predictions. At December 31, 2004, interest-earning assets maturing or repricing within one year amounted to $769 million and interest-bearing liabilities maturing or repricing within one year amounted to $623 million, resulting in a cumulative one year positive gap position of $146 million, or 8.6% of total assets. See the table on page 41 herein for more information.

Indirect Automobile Loan Business

As previously reported, the Company commenced originating indirect automobile loans in February 2003. The portfolio grew to $211 million at the end of 2003 and $369 million at the end of 2004. The Company does business with over 100 dealerships. The Company has concentrated on originating loans to customers with good credit histories; there is no emphasis on “sub-prime” lending. The average credit score of all indirect automobile loans outstanding at December 31, 2004 was 729 and the total of loans with credit scores of 660 or lower was less than 10%. The total of loans delinquent over 30 days at December 31, 2004 was $3.2 million, or 0.87% of the portfolio.

Regarding indirect automobile lending, there is a strong correlation between interest rates offered and the degree of credit risk. In general, the higher the credit scores of borrowers, the lower the interest rates earned. Also, the level of charge-offs, or loan losses, would normally be lower when credit scores are higher. In entering the indirect automobile lending business, the Company elected to emphasize credit quality rather than profit maximization. Any efforts to enhance the rate of profitability of this area of lending in the future will be initiated in a deliberate manner so that the risk profile of the loan portfolio does not increase suddenly and significantly.

Accelerated Amortization of Deferred Loan Origination Costs

In connection with the origination of indirect automobile loans, the interest rate charged to a borrower by a dealer usually exceeds the “buy rate” earned by the Company. The difference between the two rates is referred to as the “spread”. The computed dollar value of the spread over the life of the loan is paid to the dealer and is considered a deferred loan origination cost to be charged to interest income over the life of the loan. While the spread is generally subject to rebate if a loan is prepaid within a few months, any unamortized balance must be charged to income when a loan is prepaid after expiration of the rebate period.

In 2004, approximately $46.5 million of indirect automobile loans were prepaid due in part to aggressive loan promotions by credit unions and other banks and the ability of borrowers with high credit scores to refinance their debt in a low interest rate environment. The prepayments resulted in $1.4 million of accelerated amortization of deferred loan origination costs being charged to interest income in 2004.

Accelerated Amortization of Investment Premiums

In the second half of 2002 and the first quarter of 2003, the Company invested a substantial part of the net proceeds from the 2002 stock offering in collateralized mortgage obligations and mortgage-backed securities (collectively “mortgage securities”) with expected maturities in the two to three year range. Because of the declining interest rate environment, the securities were purchased at a premium. Premiums are amortized to expense as a reduction in yield over the estimated life of the securities.

The Company’s investment in mortgage securities increased from $109 million at June 30, 2002 to $315 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137 million at December 31, 2003 and $70.7 million at December 31, 2004 as a result of scheduled payments and an unprecedented level of prepayments. The prepayments shortened the estimated remaining life of the securities significantly and necessitated the accelerated expensing of the premiums paid to purchase the securities.

Accelerated amortization of investment premiums charged to interest income amounted to $2.4 million in 2003 and $266,000 in 2004. The remainder of unamortized premiums on the mortgage securities portfolio at December 31, 2004 was $680,000.

Provision (Credit) for Loan Losses

The allowance for loan losses is established through provisions charged to expense and represents the Company’s estimate of probable known and inherent credit losses in the loan portfolio. The manner in which the allowance for loan losses is determined is described in the allowance for loan losses sub-section of note 1 to the consolidated financial statements included elsewhere in this annual report and the Allowance for Loan Losses sub-section appearing on page 11 herein.

The provision for loan losses charged to earnings was $2.6 million in 2004 and $1.3 million in 2003. In 2002, $250,000 was credited to earnings. The charges in 2004 and 2003 were due primarily to growth of the indirect automobile loan portfolio ($158 million in 2004 and $211 million in 2003) and net charge-offs in that portfolio of $1.2 million in 2004 and $157,000 in 2003. Net charge-offs expressed as a percent of the average balance of indirect automobile loans outstanding increased from 0.17% in 2003 to 0.40% in 2004. The increase was anticipated as the portfolio became more seasoned. Excluding indirect automobile loans, the gross amount of the loan portfolio grew $46 million in 2004 and $59 million in 2003, but declined $32 million in 2002, and net charge-offs were insignificant ($12,000 in 2004 compared to net recoveries of $12,000 in 2003 and $1,000 in 2002). The credit to earnings in 2002 resulted from the decline in loans outstanding and the absence of net charge-offs.

Recognition and Retention Plans

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Expense for shares awarded under the plans is recognized over the vesting period at the fair value of the shares on the date they were awarded. The total expense for the plans was $2.9 million in 2004, $4.0 million in 2003 and $162,000 in 2002. The increase resulted from shares awarded under the 2003 RRP. The total expense for the plans is expected to be in the range of $2.7 million in 2005 and 2006, $2.6 million in 2007 and 2008 and $234,000 in 2009.

Dividend Equivalent Rights Expense

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights were paid to holders of unexercised options awarded under that plan as a result of the semi-annual $0.20 per share extra dividends paid to stockholders of the

Company. Such payments amounted to $734,000 in 2004 and $361,000 in 2003.

The terms of the 2003 Stock Option Plan also call for payment of dividend equivalent rights to holders of unexercised options if certain conditions are met. It is not expected that dividend equivalent rights payments will have to be made in 2005 in regard to the 2003 Stock Option Plan.

Mortgage Loan Prepayment Fees

Due to the low interest rate environment previously described herein, the Company experienced higher than normal levels of mortgage loan prepayments. Fees resulting from such prepayments amounted to $1.5 million in 2004, $1.2 million in 2003 and $1.0 million in 2002. In view of recent increases in interest rates, the Company expects to experience a decline in fees from mortgage loan prepayments in 2005, the amount of which is undeterminable.

Securities Gains

Net gains on securities were $1.8 million in 2004, $2.1 million in 2003 and $8.7 million in 2002. The net gains resulted from transactions involving marketable equity securities except for a gain of $495,000 in 2002 that resulted from repayment of a defaulted corporate bond on which the Company had incurred an impairment charge for a like amount in 2001. The 2002 gains included $6.7 million from the disposition of shares in a Massachusetts bank that was acquired by another bank in the fourth quarter of 2002. Additional gains of $791,000 were realized earlier in 2002 from the sale of shares of the subsequently acquired bank.

Loss from Prepayment of Borrowings from the Federal Home Loan Bank (“FHLB”)

In the normal course of business, the Company borrows funds from the FHLB. In the third quarter of 2002, the Company prepaid $10 million of borrowings from the FHLB scheduled to mature in June 2003 and bearing an annual rate of interest of 5.87%. The prepayment resulted in a loss of $282,000.

In the fourth quarter of 2002, the Company prepaid $97 million of borrowings from the FHLB resulting in a loss of $7.5 million. Most of this loss was offset by the gain resulting from the disposition of stock mentioned in the preceding sub-section. Of the prepaid borrowings, $35 million had a weighted average life to maturity of 1.1 years and a weighted average annual rate of interest of 5.21% and $62 million had a weighted average life to maturity of about 2.9 years and a weighted average annual rate of interest of 6.62%. New borrowings of $62 million were obtained with a weighted average life to maturity of about 3.4 years and a weighted average annual rate of interest of 3.28%.

The above transactions were initiated for the following reasons: (a) the reduction in interest expense resulting from the $10 million and $35 million prepayments was greater than what would otherwise have been earned on those amounts through investment and (b) the two $62 million financing transactions enabled the Company to improve its interest rate spread and net interest margin over the next few years from what they otherwise would have been and to extend the maturities of such borrowings at much lower interest rates.

Collectively, these transactions resulted in reductions in interest expense of $2.1 million in 2004, $3.9 million in 2003 and $800,000 in 2002 from the amounts that would have been incurred if the transactions had not taken place.

Settlement of Real Estate Investment Trust (“REIT”) Tax Dispute

As explained more fully in note 10 to the consolidated financial statements included elsewhere in this annual report, on June 23, 2003, the Company signed an agreement with the Commissioner of Revenue of the Commonwealth of Massachusetts settling all disputes relating to the tax treatment of the Company’s REIT subsidiary for the years 1999 through 2002. The Company paid $4.3 million in 2003 as full settlement of the dispute, resulting in an after-tax charge to earnings of $2.8 million.

Effective Income Tax Rates

The effective rate of federal and state income taxes applied to the Company’s pre-tax earnings (exclusive of the retroactive effect of the settlement of the REIT tax dispute mentioned in the preceding sub-section) was 41.9% in 2004, 41.4% in 2003 and 36.1% in 2002.

The increases were attributable primarily to the elimination of the favorable tax treatment of the Company’s REIT subsidiary commencing in 2003 and the following matters which occurred in 2004: (a) additional state taxes resulting from dividend transfers from Company subsidiaries to the parent Company in anticipation of funding the acquisition of Mystic Financial, Inc. in January 2005, (b) the non-deductibility of a part of executive compensation and (c) the non-deductibility of certain other expenses for state tax purposes.

Extra Dividends and Stock Repurchases

Stockholders’ equity declined from $632.4 million at the end of 2002 to $606.7 million at the end of 2003 and $585.0 million at the end of 2004 due primarily to the payment of dividends to stockholders in excess of earnings and the repurchase of Company stock.

In August 2003, the Company commenced paying to stockholders a semi-annual extra dividend of $0.20 per share in addition to a regular quarterly dividend of $0.085 per share. In approving the extra dividends, the Board of Directors considered the capital requirements of the Company, potential future business initiatives and the reduction in tax rates on dividends that went into effect in 2003. While it is likely that the Board of Directors will authorize payment of an extra semi-annual dividend of $0.20 per share at least through August 2005, the payment and magnitude of any extra dividends beyond that date will depend on the Board’s future assessment of opportunities to deploy capital effectively (including the repurchase of the Company’s common stock), future income tax rates and general economic conditions.

In 2003, the Company repurchased 1,165,000 shares of its common stock at an aggregate cost of $15.1 million, or $12.94 per share. As of December 31, 2004, management has authorization from the Board of Directors to purchase up to 1,772,532 shares. Subsequent authorizations by the Board of Directors to repurchase common stock do not require prior approval by or receipt of a non-objection notification from the Office of Thrift Supervision. The extent to which shares are repurchased depends on a number of factors including market trends and prices, economic conditions, the strength of the Company’s capital in relation to its activities and the benefits to stockholders who retain ownership in the Company.

Other Operating Highlights

Non-Interest Income. Fees and charges include fees from mortgage loan prepayments, deposit services and other miscellaneous activities. Excluding fees from mortgage loan prepayments (which were discussed in a preceding sub-section), fees and charges were $1.1 million in 2004, $1.3 million in 2003 and $1.1 million in 2002, most of which related to deposit services. Deposit fees were adjusted downward in 2004 as part of a strategy to generate deposit growth and in recognition of competitor pricing.

Adjustments to the fair value of the Company’s outstanding swap agreement resulted in credits to income of $231,000 in 2004 and $163,000 in 2003 and a charge to income of $202,000 in 2002. The swap agreement matures in April 2005.

Other non-interest income included earnings from the Company’s equity interest in a specialty finance company of $608,000 in 2004, $538,000 in 2003 and $554,000 in 2002.

Non-Interest Expense. Excluding the expense of the recognition and retention plans and the dividend equivalent rights payments, both of which were addressed in preceding sub-sections, total non-interest expense was $19,365 in 2004, $17,834 in 2003 and $15,142 in 2002. The rates of increase over the prior year were 8.6% in 2004 and 17.8% in 2003.

The increase in 2004 compared to 2003 was attributable primarily to the expanded volume of the indirect automobile loan business, the opening of a new branch in the fall of 2003 and another in the fall of 2004, and higher professional fees due to compliance with the requirements of the Sarbanes-Oxley Act.

The increase in 2003 compared to 2002 was attributable primarily to commencement of the indirect automobile loan business in February 2003, expenses associated with opening a new branch in the fall of 2003, higher personnel costs due to expanded staff, higher premiums for medical and dental benefits and added ESOP expense caused by the increase in the market value of the Company’s stock, higher occupancy costs due to added space, rent escalations and renovations, higher contributions expense as a result of no longer having a mutual holding company structure and higher professional fees due in part to expanded corporate governance requirements.

Other Financial Condition Highlights

Total assets increased $170 million, or 11.2%, in 2004 and $101 million, or 7.1%, in 2003. The increases were attributable to growth of the indirect automobile loan portfolio. Net loans as a percent of total assets increased from 55.7% at the end of 2002 to 69.5% at the end of 2003 and 73.9% at the end of 2004. Generally, the Company earns a higher yield on loans than on investment securities and short-term investments.

Excluding indirect automobile loans, gross loans outstanding increased $44 million, or 4.9%, in 2004 and $57 million, or 6.7%, in 2003. These rates of growth were affected by higher than normal levels of loan prepayments. Of the loan growth in 2004, $31 million related to commercial loans and $13 million to one-to-four family mortgage loans. More than half of the commercial loan growth related to one loan secured by marketable investments; the remainder related primarily to loans made to condominium associations for property renovation projects. Most of the loan growth in 2003 was in commercial real estate mortgage loans ($31 million), multi-family real estate mortgage loans ($15 million) and commercial loans primarily to condominium associations ($9 million). Part of the growth was attributable to a program in the first quarter of 2003 that offered discount rates on selected new loans. The discounted rates exceeded what otherwise would have been earned on the Company’s excess liquidity carried over from the stock offering completed in 2002.

Short-term investments and investment securities (excluding restricted equity securities) decreased from $591 million at December 31, 2002 to $417 million at December 31, 2003 and $390 million at December 31, 2004. The reductions were used primarily to fund loan growth. In 2004, the Company’s investment in mortgage securities declined from $137 million to $71 million due to scheduled and accelerated payments. Investments purchased in 2004 were mostly U.S. Government and Agency obligations with maturities in the one to two year range.

Total deposits increased $94 million, or 13.8%, in 2004 and $31 million, or 4.7%, in 2003. The higher level of increase in 2004 was due to marketing initiatives and the opening of new branches in the fall of 2004 and 2003.

The Company increased its borrowings from the Federal Home Loan Bank from $125 million at December 31, 2002 to $221 million at December 31, 2003 and $320 million at December 31, 2004. Proceeds from the borrowings were used primarily to fund loan growth. The maturity dates of certain new borrowings were in the two to three year range to somewhat match the estimated life of indirect automobile loan originations. Additionally, some of the maturity dates of the new borrowings were over five years to match the fixed rate periods of certain mortgage loan originations.

Non-Performing Assets

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	Year ended December 31,
	2004	2003	2002	2001	2000
			(In thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$—	$—	$—	$136	$—
Indirect automobile loans	111	49	—	—	—
Other consumer loans	—	1	5	4	—
Total non-accrual loans	111	50	5	140	—
Other real estate owned	—	—	—	—	—
Repossessed vehicles	328	83	—	—	—
Defaulted corporate debt security	—	—	—	1,440	—
Total non-performing assets	$439	$133	$5	$1,580	$—

Restructured loans	$—	$—	$—	$—	$—

Allowance for loan losses as a percent of total loans	1.38%	1.51%	1.86%	1.83%	1.92%
Non-performing loans as a percent of total loans	0.01	—	—	0.02	—
Non-performing assets as a percent of total assets	0.03	0.01	—	0.14	—

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days.

Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition.

In 2001, the Company charged earnings $495,000 to recognize an other than temporary impairment in the carrying value of a $2.0 million bond. At December 31, 2001, the defaulted bond was carried on the books of the Company at $1,440,000. In 2002, principal and interest due on the bond was paid in full resulting in total recovery of the prior impairment charge.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable known and inherent credit losses in the loan portfolio. The methodology followed to determine the amount of allowance to be recorded in the Company’s financial statements is described in the following paragraphs.

The Company utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time of loan approval, all loans other than indirect automobile loans, one-to-four family residential mortgage loans, home equity loans and other consumer loans are assigned a rating based on all the factors considered in originating the loan. The initial loan rating is recommended by the loan officer and approved by the individuals or committee responsible for approving the loan. Loan officers are expected to recommend to the Loan Committee changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating. Problem and potential problem assets are assigned the three lowest ratings. Such ratings coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention”. The Company assigns its fourth lowest rating to loans meeting this designation.

On a quarterly basis, management reviews with the Watch Committee the status of each loan assigned one of the Company’s four adverse internal ratings and the judgments made in determining the valuation allowances allocated to such loans. Loans, or portions of loans, classified Loss are either charged off against valuation allowances or a specific allowance is established in an amount equal to the amount classified Loss.

At December 31, 2004 and 2003, there were no loans which warranted specific reserves and there were no loans designated Special Mention, Substandard, Doubtful or Loss.

The Company’s classification of its loans and the amount of the valuation allowances it sets aside for estimated losses are subject to review by the banking agencies. Based on their reviews, these agencies can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a financial institution’s valuation methodology. Generally, the policy statement recommends that financial institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. Management has adopted and applied these recommendations in its methodology and procedures for estimating its allowance for loan losses.

The following table sets forth activity in the Company’s allowance for loan losses for the years presented in the table.

	Year ended December 31,
	2004	2003	2002	2001	2000
			(In thousands)

Balance at beginning of year	$16,195	$15,052	$15,301	$14,315	$13,874
Provision (credit) for loan losses	2,603	1,288	(250)	974	427
Charge-offs:
Mortgage loans	—	—	—	—	—
Indirect automobile loans	1,384	186	—	—	—
Other consumer loans	25	38	30	4	10
Money market loan participations	—	—	—	—	—
Total charge-offs	1,409	224	30	4	10
Recoveries:
Mortgage loans:
Multi-family	—	40	21	6	6
Commercial real estate	7	7	7	7	7
Indirect automobile loans	138	29	—	—	—
Other consumer loans	6	3	3	3	11
Total recoveries	151	79	31	16	24
Net (charge-offs) recoveries	(1,258)	(145)	1	12	14
Balance at end of year	$17,540	$16,195	$15,052	$15,301	$14,315

The increased provisions for loan losses and net charge-offs in 2004 and 2003 related primarily to indirect automobile lending activity. This segment of the loan portfolio is expected to incur charge-offs because of the high volume of loans originated and the fact that a certain percentage of consumer loans inevitably are not paid in full. Net charge-offs expressed as a percent of the average balance of indirect automobile loans outstanding increased from 0.17% in 2003 to 0.40% in 2004. The increase was anticipated as the portfolio became more seasoned.

The Company experienced recoveries in excess of charge-offs in each of the past five years with respect to the mortgage loan portfolio. The Company believes this favorable experience is attributable to the economy during that time and is not sustainable over normal lending cycles. When the economy is strong, an inherent higher level of risk continues to exist because of the long-term nature of the Company’s mortgage loan portfolio. Multi-family and commercial real estate loans have comprised over 70% of the Company’s total mortgage loans outstanding for many years. These loans tend to have an average life of several years. The higher level of risk in such loans becomes more evident when the economy weakens.

Of the total provision in 2004 and 2003, $2.2 million and $618,000, respectively, related to the indirect automobile loan portfolio. The remainder of the provision in 2004 ($404,000) and 2003 ($670,000), related primarily to $31 million and $70 million, respectively, of growth in non-residential mortgage loans with inherently higher credit risks. Such loans include multi-family mortgage loans, commercial real estate mortgage loans, construction loans and commercial loans (primarily loans made to condominium associations).

In 2002, the allowance for loan losses was reduced by $249,000 primarily through a $250,000 credit to earnings. The credit was made because of a $25 million reduction in loans outstanding during 2002 and the absence of loans with problem characteristics that would warrant specific allowance allocations.

During 2001 and 2000, the allowance for loan losses increased $986,000 and $441,000, respectively, primarily because of growth of the loan portfolio.

Loan growth over the past five years did not result in problem loans requiring specific allowance allocations. Allocated allowances were nonetheless established for the loans added to the portfolio in connection with applying the second component of the Company’s allowance methodology described later in this sub-section. Management intends to continue to apply this methodology in the future and, accordingly, charges to the provision for loan losses should generally be expected in periods when overall credit risk is increasing as a result of loan portfolio growth.

The following tables set forth the Company’s percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2004			2003			2002
			Percent			Percent			Percent
			of loans			of loans			of loans
		Percent of	in each		Percent of	in each		Percent of	in each
		allowance	category		allowance	category		allowance	category
		to total	to gross		to total	to gross		to total	to gross
	Amount	allowance	loans	Amount	allowance	loans	Amount	allowance	loans
	(Dollars in thousands)

Mortgage loans:
One-to-four-family	$408	2.33%	10.32%	$368	2.27%	11.00%	$403	2.68%	15.94%
Multi-family	4,808	27.41	25.42	4,950	30.56	30.53	4,662	30.97	38.50
Commercial real estate	5,043	28.75	22.55	5,333	32.93	28.08	4,842	32.17	33.43
Construction and development	803	4.58	2.67	547	3.38	2.23	381	2.53	1.98
Home equity	141	0.80	1.07	121	0.75	1.08	108	0.72	1.28
Second	802	4.57	4.06	635	3.92	3.92	514	3.41	4.31
Commercial loans	1,337	7.62	5.72	753	4.65	3.97	616	4.09	4.16
Indirect automobile loans	1,416	8.07	28.01	463	2.86	18.97	—	—	—
Other consumer loans	24	0.14	0.18	24	0.15	0.22	34	0.23	0.40
Unallocated	2,758	15.73	—	3,001	18.53	—	3,492	23.20	—
Total allowance for loans losses	$17,540	100.00%	100.00%	$16,195	100.00%	100.00%	$15,052	100.00%	100.00%

	At December 31,
	2001			2000
			Percent			Percent
			of loans			of loans
		Percent of	in each		Percent of	in each
		allowance	category		allowance	category
		to total	to gross		to total	to gross
	Amount	allowance	loans	Amount	allowance	loans
	(Dollars in thousands)

Mortgage loans:
One-to-four-family	$484	3.16%	18.25%	$343	2.40%	15.04%
Multi-family	4,836	31.61	38.70	4,155	29.03	39.55
Commercial real estate	4,608	30.12	31.06	4,374	30.55	33.65
Construction and development	478	3.12	2.38	466	3.26	2.62
Home equity	89	0.58	1.02	66	0.46	0.87
Second	432	2.82	3.36	361	2.52	3.58
Commercial loans	725	4.74	4.87	555	3.88	4.36
Indirect automobile loans	—	—	—	—	—	—
Other consumer loans	31	0.20	0.36	25	0.17	0.33
Unallocated	3,618	23.65	—	3,970	27.73	—
Total allowance for loans losses	$15,301	100.00%	100.00%	$14,315	100.00%	100.00%

The long-term nature of the Company’s mortgage and commercial loan portfolios as well as the impact of economic changes make it most difficult, if not impossible, to conclude with precision the amount of loss inherent in those loan portfolios at a point in time. In determining the level of the allowance, management evaluates specific credits and the portfolio in general using several methods that include historical performance, collateral values, cash flows and current economic conditions. This evaluation culminates with a judgment on the probability of collection of loans outstanding. Our methodology provides for three allowance components.

The first component represents allowances established for specific identified loans. Specific amounts are allocated on a loan-by-loan basis for any impairment loss as determined by applying one of the three methods cited in generally accepted accounting principles. Based on our experience during the last economic downturn, it is known that loans in the higher risk categories have inherent loss characteristics that result in their being placed on the Watch List when the economy weakens. Such loss characteristics, which exist throughout the long-term life of the mortgage and commercial loan portfolio, are less obvious in good economic times. Management believes that the allowance for loan losses should take into consideration the inherent losses in the mortgage and commercial loan portfolio when the economy is strong and Watch List loans are lower than normal. In this regard, the amount of allocated allowance was $1.5 million at December 31, 2004, $1.6 million at December 31, 2003, $1.4 million at December 31, 2002, $1.2 million at December 31, 2001 and $878,000 at December 31, 2000.

The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis. Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trend of loan delinquencies, and the level and trend of classified assets.

The third component of the allowance for loan losses is categorized as unallocated. The unallocated part of the allowance is based on an evaluation of factors such as trends in the economy and real estate values in the areas where we lend money, concentrations in the amount of loans we have outstanding to large borrowers and concentration in the type and geographic location of loan collateral. Determination of this portion of the allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it addresses the probable inherent risk of loss that exists in that part of the Company’s loan portfolio with repayment terms extended over many years and that part related to indirect automobile lending, for which there is insufficient performance experience due to the elapsed short time since the Company commenced originating such loans. It also helps to minimize the risk related to the margin of imprecision inherent with the estimation of the allocated components of the allowance. We have not allocated the unallocated portion of the allowance to the major categories of loans because such an allocation would imply a degree of precision that does not exist.

The Company has no established range into which the unallocated portion of the allowance should fall. The decline in the unallocated portion of the allowance over the past five years is attributable primarily to favorable trends in the level of the Company’s loans delinquencies and classified loans during that time. The amount of the unallocated allowance at December 31, 2004 is considered reasonable in light of the uncertainty that exists about the state of the local, regional and national economy and signs of deterioration in the local and regional commercial real estate market, notably in vacancies and rental rates.

Quantitative and Qualitative Disclosure About Market Risk

As previously stated on page 1 herein, market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed.

The Company’s Asset/Liability Committee, comprised of several members of senior management, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee reviews with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company’s operating results, the Company’s interest rate risk position and the effect subsequent changes in interest rates could have on the Company’s future net interest income. The Committee is involved in the planning and budgeting process as well as in the monitoring of pricing for the Company’s loan and deposit products.

The Committee manages interest rate risk through use of both earnings simulation and GAP analysis. Earnings simulation is based on actual cash flows and assumptions of management about future changes in interest rates and levels of activity (loan originations, loan prepayments and deposit flows). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management’s assumptions (“Base Case”) is compared to net interest income projections based on an immediate shift of 200 basis points upward or downward in the first year of the model (“Interest Rate Shock”). The following table indicates the estimated impact on net interest income over a one year period under scenarios of a 200 basis points change upward or downward as a percentage of Base Case earnings projections.

Changes in interest	Estimated percentage change
rates (basis points)	in future net interest income
+200 over one year	4.21%
Base Case	—%
-200 over one year	(7.16)%

The Company’s interest rate risk policy states that an immediate 200 basis points change upward or downward should not negatively impact estimated net interest income over a one year period by more than 15%.

The results shown above are based on the assumption that there are no significant changes in the Company’s operating environment and that short-term interest rates will increase 100 basis points over the next year. Further, in the case of the 200 basis points downward adjustment, it was assumed that it would not be possible to reduce the rates paid on certain deposit accounts by 200 basis points. Instead, it was assumed that NOW accounts would be reduced by 5 basis points, savings accounts by 168 basis points and money market savings accounts by 92 basis points. There can be no assurance that the assumptions used will be validated in 2005.

As discussed more fully in note 19 to the consolidated financial statements appearing elsewhere in this annual report, on January 7, 2005, the Company acquired Mystic Financial, Inc. An assessment of the impact on net interest income over a one year period under the scenarios presented above relating to the assets acquired and liabilities assumed is not available as of that date. The Company will present the results of such an assessment in its financial reporting as of March 31, 2005. It can be stated at this time, however, that a 200 basis points increase in interest rates in 2005 would likely result in a modest decline in the 2005 net interest income derived from the assets acquired and liabilities assumed in the acquisition of Mystic Financial, Inc.

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

The table below shows the Company’s interest rate sensitivity gap position as of December 31, 2004.

	At December 31, 2004
	One	More than one year	More than two years	More than three years	More than four years	More than five years	More than
	year	to two	to three	to four	to five	to ten	ten
	or less	years	years	years	years	years	years	Total
	(Dollars in thousands)
Interest-earning assets:(1)
Short-term investments	$127,928	$—	$—	$—	$—	$—	$—	$127,928
Weighted average rate	2.17%	—	—	—	—	—	—	2.17%
Debt securities (2)	178,610	50,922	1,839	2,779	2,876	10,630	5,273	252,929
Weighted average rate	3.25%	3.32%	3.99%	3.98%	3.98%	4.08%	6.33%	3.38%
Mortgage loans (3)	287,021	97,455	155,460	156,053	71,530	63,768	6,456	837,743
Weighted average rate	5.82%	6.65%	6.24%	5.54%	5.68%	6.10%	7.11%	5.96%
Indirect automobile loans (3)	134,853	99,818	69,607	42,886	19,180	12,239	—	378,583
Weighted average rate	4.38%	4.41%	4.42%	4.36%	4.49%	4.55%	—	4.40%
Other loans (3)	40,190	4,537	2,697	2,737	2,934	392	15	53,502
Weighted average rate	4.45%	6.32%	6.57%	6.40%	6.11%	9.00%	4.94%	4.94%

Total interest-earning assets	768,602	252,732	229,603	204,455	96,520	87,029	11,744	1,650,685
Weighted average rate	4.29%	5.09%	5.67%	5.28%	5.41%	5.65%	6.75%	4.88%

Interest-bearing liabilities:
NOW accounts	$22,405	$22,406	$22,406	$—	$—	$—	$—	$67,217
Weighted average rate	0.14%	0.14%	0.14%	—	—	—	—	0.14%
Savings accounts	60,055	10,211	10,212	—	—	—	—	80,478
Weighted average rate	2.21%	0.61%	0.44%	—	—	—	—	1.78%
Money market savings accounts	228,442	41,983	—	—	—	—	—	270,425
Weighted average rate	1.22%	0.85%	—	—	—	—	—	1.17%
Certificate of deposit accounts	174,743	118,968	16,532	3,990	3,017	—	—	317,250
Weighted average rate	2.37%	3.02%	4.09%	3.45%	3.46%	—	—	2.73%
Borrowed funds	137,000	124,173	14,842	24,500	4,000	10,285	5,371	320,171
Weighted average rate	2.35%	3.76%	3.70%	3.73%	4.09%	5.12%	5.32%	3.23%

Total interest-bearing liabilities	622,645	317,741	63,992	28,490	7,017	10,285	5,371	1,055,541
Weighted average rate	1.85%	2.74%	2.04%	3.69%	3.82%	5.12%	5.32%	2.24%

Interest sensitivity gap	$145,957	$(65,009)	$165,611	$175,965	$89,503	$76,744	$6,373	$595,144

Cumulative interest sensitivity gap	$145,957	$80,948	$246,559	$422,524	$512,027	$588,771	$595,144

Cumulative interest sensitivity gap as a percentage of total assets	8.61%	4.78%	14.55%	24.94%	30.22%	34.75%	35.12%

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	8.84%	4.90%	14.94%	25.60%	31.02%	35.67%	36.05%

(1)          Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)          Debt securities include all debt securities. The unrealized gain on securities, all other marketable equity securities and restricted equity securities are excluded.

(3)          For purposes of the gap analysis, the allowance for loan losses, deferred loan fees and costs on loans other than indirect automobile loans, and non-performing loans are excluded.

(4)     Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Interest rates paid on NOW accounts, savings accounts and money market savings accounts are subject to change at any time and such deposits are immediately withdrawable. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the Federal Reserve adjusted its benchmark federal funds rate. Because of this lack of correlation and the unlikelihood that such deposits would be withdrawn immediately, the Company allocates money market savings accounts between the “one year or less” and the “over one year to two years” columns and NOW accounts and savings accounts equally over those two columns and the “over two years to three years” column in its gap position table.

At December 31, 2004, interest-earning assets maturing or repricing within one year amounted to $768.6 million and interest-bearing liabilities maturing or repricing within one year amounted to $622.6 million, resulting in a cumulative one year positive gap position of $146.0 million, or 8.6% of total assets. At December 31, 2003, the Company had a cumulative one year positive gap position of $98.2 million, or 6.4% of total assets. The increase in the cumulative one year positive gap position from the end of 2003 resulted primarily from the decision to purchase debt securities with maturities in the one year to two year range.

The Company’s cumulative interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from approximately $430.3 million, or 28.2%, of total assets at December 31, 2003 to $348.6 million, or 20.6%, of total assets at December 31, 2004. The decrease in 2004 resulted from having a significant part of the Company’s growth resulting from origination of indirect automobile loans. Generally, such loans have an average life in the range of two and one-half years.

Other Market Risks. Included in the Company’s investment portfolio at December 31, 2004 were auction rate preferred stock securities with a market value of $5.0 million and marketable equity securities with a market value of $4.5 million. Included in those amounts were net unrealized gains of $1.5 million. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

Contractual Obligations

A summary of contractual obligations at December 31, 2004 by the expected payment period follows.

	Payment due by period
	Less than one year	One to three years	Three to five years	Over five years	Total
			(In thousands)

Borrowed funds from the FHLB	$137,000	$139,015	$28,500	$15,656	$320,171
Loan commitments (1)	160,029	—	—	—	160,029
Occupancy lease commitments (2)	934	1,769	1,488	2,071	6,262
Service provider contracts (3)	4,521	2,243	30	—	6,794
Retirement benefit obligations	41	434	754	6,838	8,067
	$302,525	$143,461	$30,772	$24,565	$501,323

(1)          These amounts represent commitments made by the Company to extend credit to borrowers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(2)          The leases contain escalation clauses for real estate taxes and other expenditures.

(3)          Payments to service providers under most of the existing contracts are based on the volume of accounts served or transactions processed. Some contracts also call for higher required payments when there are increases in the Consumer Price Index. The expected payments shown in this table are based on an estimate of the number of accounts to be served or transactions to be processed, but do not include any projection of the effect of changes in the Consumer Price Index.

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

During the past few years, the combination of generally low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities has resulted in modest growth or a net decline in deposits in certain time periods. Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Advances outstanding from the FHLB increased from $220.5 million at the end of 2003 to $320.2 million at the end of 2004.

The funds derived in 2004 from the $99.7 million net increase in advances from the FHLB were used primarily to originate indirect automobile loans. In 2004, $55 million was borrowed with maturities of two years, $10 million with maturities of three years, $2 million with maturities of four years, $4 million with maturities of five years and $4.7 million with maturities of seven years to twenty years. These maturities were chosen to manage part of the interest rate risk resulting from origination of fixed rate indirect automobile loans with an average life of two and one-half years and certain commercial real estate mortgage loans with fixed rate pricing for periods ranging from five years to twenty years. The remainder of the net increase in borrowings in 2004 related to advances with short-term maturities of less than one year.

At December 31, 2004, the Company had the capacity to borrow an additional $131 million from the FHLB. The Company anticipates that it will be able to fund its growth objectives in 2005 without increasing its borrowings from the FHLB by that amount. The amount ultimately borrowed will depend on actual loan growth and the extent to which deposits grow. While deposits grew $94 million, or 13.8%, in 2004, growth in 2005 will depend on several factors, including the interest rate environment and competitor pricing. Generally, borrowings from the FHLB result in more interest expense than would be incurred if growth was funded solely by deposits.

The Company’s most liquid assets are cash and due from banks, short-term investments, debt securities and money market loan participations that generally mature within 90 days. At December 31, 2004, such assets amounted to $137.9 million, or 8.1% of total assets.

At December 31, 2004, Brookline exceeded all regulatory capital requirements. Brookline’s Tier I capital was $426.0 million, or 27.7% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Impact of Recent Accounting Pronouncements

At the November 2003 meeting of FASB’s Emerging Issues Task Force (“EITF”), the EITF reached consensus on EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus requires new disclosure requirements for holders of debt or marketable equity securities that are accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The new disclosure requirements relate to temporarily impaired investments and are effective for fiscal years ending after December 15, 2003. The requirements apply only to annual financial statements and comparative disclosures for prior periods are not required. The guidance also dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. The Company adopted the EITF’s recommendations on December 31, 2003 and has provided additional disclosures regarding any possible other-than-temporarily impaired investments. Adoption of these recommendations did not have a material impact on the Company’s financial position or results of operations.

In September 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” due to industry responses to EITF No. 03-1. The FSP provides guidance for the application of EITF No. 03-1 as it relates to debt securities that are impaired because of interest rate and/or sector spread increases. It also delayed the effective date of EITF No. 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases until a final consensus could be reached.

In December 2004, the FASB announced that it will reconsider in its entirety the EITFs and all other guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until the new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature.

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment”, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  SFAS 123-R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe adoption of SFAS 123-R will have a material impact on the Company’s financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The management of Brookline Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Brookline Bancorp Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Brookline Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Brookline Bancorp, Inc.’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-2.

/s/ Richard P. Chapman, Jr.	/s/ Paul R. Bechet
Richard P. Chapman, Jr.	Paul R. Bechet
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Brookline Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brookline Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Brookline Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Brookline Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brookline Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Boston, Massachusetts
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Brookline Bancorp, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Brookline Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Brookline Bancorp, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Boston, Massachusetts
January 24, 2003 (except for note 10,
as to which the date is February 21, 2003)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	December 31,
	2004	2003

ASSETS
Cash and due from banks	$8,937	$15,131
Short-term investments	127,928	127,572
Securities available for sale	260,852	287,952
Securities held to maturity (market value of $914 and $1,381, respectively)	889	1,343
Restricted equity securities	17,444	11,401
Loans	1,269,637	1,074,740
Allowance for loan losses	(17,540)	(16,195)
Net loans	1,252,097	1,058,545
Other investment	4,456	4,251
Accrued interest receivable	5,801	5,248
Bank premises and equipment, net	3,900	2,737
Deferred tax asset	9,980	8,843
Prepaid income taxes	270	—
Other assets	1,945	1,011
Total assets	$1,694,499	$1,524,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$773,958	$679,921
Borrowed funds	320,171	220,519
Mortgagors’ escrow accounts	4,464	4,565
Income taxes payable	—	1,489
Accrued expenses and other liabilities	10,893	10,856
Total liabilities	1,109,486	917,350

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,477,939 shares and 60,160,530 shares issued, respectively	605	602
Additional paid-in capital	471,799	469,493
Retained earnings, partially restricted	144,081	169,417
Accumulated other comprehensive income	560	2,529
Treasury stock, at cost – 1,335,299 shares	(17,017)	(17,017)
Unearned compensation - recognition and retention plans	(10,963)	(13,960)
Unallocated common stock held by ESOP – 743,221 shares and 803,356 shares, respectively	(4,052)	(4,380)
Total stockholders’ equity	585,013	606,684
Total liabilities and stockholders’ equity	$1,694,499	$1,524,034

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except share data)

	Year ended December 31,
	2004	2003	2002

Interest income:
Loans	$63,527	$56,359	$56,952
Debt securities	6,333	7,648	10,016
Marketable equity securities	281	370	487
Restricted equity securities	429	289	339
Short-term investments	1,540	1,544	3,703
Total interest income	72,110	66,210	71,497

Interest expense:
Deposits	11,708	12,295	15,790
Borrowed funds	9,416	6,313	9,729
Total interest expense	21,124	18,608	25,519
Net interest income	50,986	47,602	45,978
Provision (credit) for loan losses	2,603	1,288	(250)
Net interest income after provision (credit) for loan losses	48,383	46,314	46,228

Non-interest income:
Fees and charges	2,577	2,552	2,081
Gains on securities, net	1,767	2,102	8,698
Loss from pre-payment of FHLB advances	—	—	(7,776)
Swap agreement market valuation credit (charge)	231	163	(202)
Other	635	536	579
Total non-interest income	5,210	5,353	3,380

Non-interest expense:
Compensation and employee benefits	10,004	9,636	8,356
Recognition and retention plans	2,890	3,992	162
Occupancy	1,604	1,517	1,186
Equipment and data processing	4,458	3,219	2,700
Advertising and marketing	638	761	742
Dividend equivalent rights	734	361	—
Other	2,661	2,701	2,158
Total non-interest expense	22,989	22,187	15,304

Income before income taxes	30,604	29,480	34,304

Income tax expense:
Provision for income taxes	12,837	12,212	12,369
Retroactive assessment related to REIT	—	2,788	—
Total income tax expense	12,837	15,000	12,369

Net income	$17,767	$14,480	$21,935

Earnings per common share:
Basic	$0.31	$0.25	$0.38
Diluted	0.31	0.25	0.38

Weighted average common shares outstanding during the year:
Basic	57,278,329	56,869,065	57,527,296
Diluted	58,128,232	57,871,763	58,446,364

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2004	2003	2002

Net income	$17,767	$14,480	$21,935

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	(1,304)	(559)	4,742
Income tax expense (benefit)	(468)	(281)	1,730
Net unrealized holding gains (losses)	(836)	(278)	3,012

Less reclassification adjustment for gains included in net income:
Realized gains	1,767	2,102	8,698
Income tax expense	634	754	3,121
Net reclassification adjustment	1,133	1,348	5,577

Net other comprehensive loss	(1,969)	(1,626)	(2,565)

Comprehensive income	$15,798	$12,854	$19,370

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Year ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2001	$297	$141,021	$177,167	$6,720	$(33,813)	$(903)	$(5,044)	$285,445
Net income	—	—	21,935	—	—	—	—	21,935
Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(2,565)	—	—	—	(2,565)
Exercise of stock options before reorganization (33,594 shares)	1	265	—	—	—	—	—	266
Merger of Brookline Bancorp, MHC pursuant to reorganization (15,420,350 shares)	(154)	8,611	—	—	—	—	—	8,457
Treasury stock retired pursuant to reorganization (2,921,378 shares)	(29)	(33,784)	—	—	33,813	—	—	—
Exchange of common stock pursuant to reorganization (11,380,793 shares exchanged for 24,888,478 shares)	135	(144)	—	—	—	—	—	(9)
Proceeds from stock offering, net of related expenses of $4,549, and issuance of 33,723,750 shares of common stock	337	332,351	—	—	—	—	—	332,688
Exercise of stock options after reorganization (108,113 shares)	—	629	—	—	—	—	—	629
Common stock dividend of $0.32 per share before reorganization (equivalent to $0.146 per share after reorganization) and $0.17 after reorganization	—	—	(13,314)	—	—	—	—	(13,314)
Treasury stock purchases after reorganization (170,299 shares)	—	—	—	—	(1,944)	—	—	(1,944)
Compensation under recognition and retention plan	—	—	—	—	—	162	—	162
Common stock held by ESOP committed to be released (59,704 shares)	—	305	—	—	—	—	326	631
Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Continued)
Year ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381
Net income	—	—	14,480	—	—	—	—	14,480
Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,626)	—	—	—	(1,626)
Common stock dividend of $0.54 per share	—	—	(30,851)	—	—	—	—	(30,851)
Exercise of stock options (305,962 shares)	3	1,553	—	—	—	—	—	1,556
Income tax benefit from exercise of non- incentive stock options	—	767	—	—	—	—	—	767
Treasury stock purchases (1,165,000 shares)	—	—	—	—	(15,073)	—	—	(15,073)
Recognition and retention plan shares issued (1,158,000 shares)	12	17,322	—	—	—	(17,334)	—	—
Recognition and retention plan shares forfeited	—	(123)	—	—	—	123	—	—
Income tax benefit from dividends paid to ESOP participants and on recognition and retention plan shares	—	182	—	—	—	—	—	182
Compensation under recognition and retention plans	—	—	—	—	—	3,992	—	3,992
Common stock held by ESOP committed to be released (62,008 shares)	—	538	—	—	—	—	338	876
Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

(continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Continued)
Year ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684
Net income	—	—	17,767	—	—	—	—	17,767
Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,969)	—	—	—	(1,969)
Common stock dividend of $0.74 per share	—	—	(43,103)	—	—	—	—	(43,103)
Exercise of stock options (319,623 shares)	3	1,577	—	—	—	—	—	1,580
Income tax benefit from exercise of non-incentive stock options	—	85	—	—	—	—	—	85
Recognition and retention plan shares forfeited	—	(107)	—	—	—	107	—	—
Income tax benefit related to recognition and retention plan shares	—	165	—	—	—	—	—	165
Compensation under recognition and retention plans	—	—	—	—	—	2,890	—	2,890
Common stock held by ESOP committed to be released (60,135 shares)	—	586	—	—	—	—	328	914
Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$17,767	$14,480	$21,935
Adjustments to reconcile net income to net cash provided from operating activities:
Provision (credit) for loan losses	2,603	1,288	(250)
Depreciation and amortization	726	652	541
Amortization, net of accretion, of securities premiums and discounts	3,813	6,946	1,717
Amortization (accretion) of deferred loan origination costs (fees)	4,870	1,125	(123)
Net gains from sales of securities	(1,767)	(2,277)	(8,203)
Valuation write-down (recovery) of securities	—	175	(495)
Equity interest in earnings of other investment	(608)	(538)	(554)
Compensation under recognition and retention plans	2,890	3,992	162
Swap agreement market valuation (credit) charge	(231)	(163)	202
Deferred income taxes	(35)	(2,030)	193
Release of ESOP shares	914	876	631
Increase in:
Accrued interest receivable	(553)	(24)	(183)
Prepaid income taxes	(270)	—	—
Other assets	(934)	(623)	(45)
Increase (decrease) in:
Income taxes payable	(1,489)	(3,481)	1,891
Accrued expenses and other liabilities	268	3,494	(332)
Net cash provided from operating activities	27,964	23,892	17,087

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,132	3,884	14,816
Proceeds from redemptions and maturities of securities available for sale	140,086	219,644	86,955
Proceeds from redemptions and maturities of securities held to maturity	453	3,515	4,750
Purchase of securities available for sale	(120,234)	(157,932)	(296,423)
Purchase of Federal Home Loan Bank of Boston stock	(6,043)	(1,978)	(142)
Net (increase) decrease in loans, excluding money market loan participations	(203,025)	(275,962)	21,694
Distribution from other investment	403	266	261
Proceeds from sales of participations in loans	—	5,377	3,365
Purchase of bank premises and equipment	(1,889)	(1,576)	(447)
Net cash used for investing activities	(188,117)	(204,762)	(165,171)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended December 31,
	2004	2003	2002

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$29,537	$47,104	$13,527
Increase (decrease) in certificates of deposit	64,500	(16,508)	14,878
Proceeds from Federal Home Loan Bank of Boston advances	632,500	102,220	68,000
Repayment of Federal Home Loan Bank of Boston advances	(532,848)	(6,601)	(14,230)
Prepayment of Federal Home Loan Bank of Boston advances	—	—	(107,000)
Increase (decrease) in mortgagors’ escrow accounts	(101)	309	(111)
Exercise of stock options	1,580	1,556	895
Income tax benefit from exercise of non-incentive stock options and dividends paid to ESOP participants and on recognition and retention plan shares	250	949	—
Purchase of treasury stock	—	(15,073)	(1,944)
Net proceeds from stock offering	—	—	332,688
Cash payment in lieu of fractional shares in reorganization exchange of shares proceeds	—	—	(9)
Payment of dividends on common stock	(43,103)	(30,851)	(13,314)
Transfer of net assets from Brookline Bancorp, MHC	—	—	8,457
Net cash provided from financing activities	152,315	83,105	301,837

Net increase (decrease) in cash and cash equivalents	(7,838)	(97,765)	153,753
Cash and cash equivalents at beginning of year	144,703	242,468	88,715
Cash and cash equivalents at end of year	$136,865	$144,703	$242,468

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$20,904	$18,424	$25,849
Income taxes	14,380	19,564	9,810

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1) Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Brookline Bancorp. Inc. (the “Company”) is a federally chartered bank holding company and the parent of Brookline Bank (“Brookline” or the “Bank”), a federally chartered stock savings institution that changed its name from Brookline Savings Bank in January 2003.

Brookline operates eight full service banking offices in Brookline and adjacent communities.  The primary activities of Brookline include acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate located principally in Massachusetts, origination of indirect automobile loans and investment in debt and equity securities.  The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Office of Thrift Supervision (“OTS”). Brookline’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

The accounting and reporting policies of the Company conform to general practices within the banking industry and to accounting principles generally applied in the United States of America.  The Company’s critical accounting policies relate to the allowance for loan losses and the accounting for premiums and discounts on debt securities.  The following is a description of those policies and the Company’s other significant accounting policies.

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Brookline and Brookline Securities Corp. (“BSC”). Brookline includes its wholly-owned subsidiaries, BBS Investment Corporation (“BBS”) and 160 Associates, Inc. (“Associates”). BSC and BBS are engaged in buying, selling and holding investment securities.  Associates, which was liquidated in December 2003, engaged in marketing services at immaterial levels of activity and owned 99.9 % of Brookline Preferred Capital Corporation (“BPCC”), a real estate investment trust that owned and managed real estate mortgage loans originated by Brookline.  BPCC was also liquidated in December 2003.

The Company operates as one reportable segment for financial reporting purposes.  All significant intercompany transactions and balances are eliminated in consolidation.  Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

Use of Estimates

In preparing these consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less.  Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

Securities

Marketable equity securities are classified as available for sale.  Debt securities are classified as either held to maturity or available for sale.  Management determines the classification of debt securities at the time of purchase.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Unrealized gains (losses), net of related income taxes, are included in the “accumulated other comprehensive income” component of stockholders' equity.  Restricted equity securities are carried at cost which approximates market value.

Realized gains and losses are determined using the specific identification method.  Security valuations are reviewed and evaluated periodically by management.  If the decline in the value of any security is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to income.  Security transactions are recorded on the trade date.

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

Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method.  Deferred amounts are recognized for fixed rate loans over the contractual life of the loans and for adjustable rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at origination date.  Deferred loan origination costs include payments to dealers originating indirect automobile loans.  The difference between the rate charged by a dealer to originate an indirect automobile loan and the “buy rate”, or the rate earned by the Company, is referred to as the “spread”. The computed dollar value of the spread paid to a dealer is amortized as a charge to income over the life of the loan.  If a loan is prepaid, the unamortized portion of the loan origination costs not subject to rebate from the dealer is charged to income.

Except for indirect automobile loans, accrual of interest on loans is discontinued either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes past due 90 days.  Commencing January 1, 2005, this policy will also apply to indirect automobile loans past due 90 days.  The effect of this change is immaterial to the Company’s consolidated financial statements.  All interest previously accrued and not collected is reversed against interest income.  Interest payments received on non-accrual and impaired loans are recognized as income unless further collections are doubtful, in which case the payments are applied as a reduction of principal.  Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been achieved.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan.  Impaired loans are measured and reported based on one of three methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to earnings.  Loans are charged off against the allowance when the collectibility of principal is unlikely.  Indirect automobile loans delinquent 120 days are charged off, net of recoverable value, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status.  Recoveries of loans previously charged off are credited to the allowance.  The allowance for loan losses is management’s estimate of probable known and inherent credit losses in the loan portfolio.  In determining the level of the allowance, management evaluates specific credits and the portfolio in general using several methods that include historical performance, collateral values, cash flows and current economic conditions.  This evaluation culminates with a judgment on the probability of collection of loans outstanding.

Management’s methodology provides for three allowance components.  The first component represents allowances established for specific identified loans.  The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis.  Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trends of loan delinquencies, and the level and trends of classified assets.  Regarding the indirect automobile loan portfolio, allowances are established over the average life of the loans due to the absence of sufficient historical loss experience.  The last component is an unallocated allowance which is based on evaluation of factors such as trends in the economy and real estate values in the areas where the Company lends money, concentrations in the amount of loans the Company has outstanding to large borrowers and concentrations in the type and geographic location of loan collateral.  Determination of the unallocated allowance is a very subjective process.  Management believes the unallocated allowance is an important component of the total allowance because it (a) addresses the probable inherent risk of loss that exists in the Company’s loan portfolio (which is substantially comprised of loans with repayment terms extended over many years) and (b) helps to minimize the risk related to the imprecision inherent in the estimation of the other two components of the allowance.

Other Investment

The Company has a 28.7% ownership interest in Eastern Funding, LLC (“Eastern”), a Delaware chartered limited liability corporation based in New York, New York that specializes primarily in the financing of coin operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast.  The Company accounts for this investment under the equity method of accounting and includes its share of Eastern’s operating results in other income.

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

Non-Performing Assets

Non-performing assets include other real estate owned and repossessed vehicles.  Other real estate owned is comprised of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure.  Other real estate owned and repossessed vehicles are recorded initially at estimated fair value less costs to sell.  When such assets are acquired, the excess of the loan balance over the estimated fair value of the asset is charged to the allowance for loan losses.  An allowance for losses on other real estate owned is established by a charge to earnings when, upon periodic evaluation by management, further declines in the estimated fair value of properties have occurred.  Such evaluations are based on an analysis of individual properties as well as a general assessment of current real estate market conditions.  Holding costs and rental income on properties are included in current operations while certain costs to improve such properties are capitalized.  Gains and losses from the sale of other real estate owned and repossessed vehicles are reflected in earnings when realized.

Retirement and Postretirement Benefits

Costs related to Brookline’s 401(k) plan, supplemental executive retirement agreements and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year.  The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company measures compensation cost for stock options as the excess, if any, of the fair market value of the Company’s stock at the grant date over the exercise price of options granted.  This generally does not result in compensation charges to earnings.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, disclosed in the following table is net income and earnings per share, as reported, and pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

	Year ended December 31,
	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income as reported	$17,767	$17,767	$14,480	$14,480	$21,935	$21,935
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(1,235)	(1,235)	(1,147)	(1,147)	(521)	(521)
Dividends on unvested restricted stock awards, net of taxes	(430)	(414)	(101)	(90)	(33)	(24)
Pro forma net income	$16,102	$16,118	$13,232	$13,243	$21,381	$21,390
Earning per share:
As reported	$0.31	$0.31	$0.25	$0.25	$0.38	$0.38
Pro forma	0.28	0.28	0.23	0.23	0.37	0.36

As required by SFAS 123-R, “Share-Based Payment”, effective July 1, 2005 the Company will commence charging to expense the grant-date fair value of stock options over the requisite service period.  Based on options outstanding at December 31, 2004, adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Swap Agreement

The Company’s outstanding interest-rate swap agreement does not meet the criteria to designate it as a hedging instrument.  Accordingly, changes in the fair value of the agreement are recognized as charges or credits to earnings.

Extinguishment of Debt

The prepayments of borrowed funds that took place in 2002 were done as part of the Company’s risk management strategy.  Accordingly, the loss resulting from such debt extinguishments were accounted for as an operating loss instead of as an extraordinary item, in accordance with the provisions of SFAS No. 145.

(2) Corporate Structure and Stock Offering (In thousands except share and per share amounts)

On April 4, 2002, the Boards of Directors of Brookline Bancorp, MHC (the “MHC”), the Company and Brookline adopted a Plan of Conversion and Reorganization to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC’s ownership interest in the Company would be sold to investors.

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

Upon completion of the conversion and stock offering, (a) Brookline Bancorp Inc.  changed from a federally-chartered holding company to a new Delaware holding company, (b) the MHC ceased to exist and (c) the net assets of the MHC ($8,457) were transferred into Brookline.

The conversion was accounted for as a reorganization in corporate form with no change in the historical basis of the Company’s assets, liabilities and equity.  All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the conversion.

As a federally-chartered institution, Brookline is required to meet a qualified thrift lender test.  Under that test, Brookline must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means Brookline’s total assets less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of Brookline’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  A financial institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Brookline has met the requirements of the thrift lender test and, at December 31, 2004, 66.3% of its assets were in “qualified thrift investments”.

(3) Cash and Short-Term Investments (In thousands)

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $2,208 and $8,626 were maintained to satisfy federal regulatory requirements at December 31, 2004 and 2003, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Short-term investments are summarized as follows:

	December 31,
	2004	2003

Discount notes issued by U.S. Government-sponsored enterprises	$98,834	$78,969
Money market funds	28,355	47,800
Federal funds sold	—	70
Other deposits	739	733
	$127,928	$127,572

Short-term investments are stated at cost which approximates market. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with average maturities of 90 days or less.

(4) Investment Securities (In thousands)

Securities available for sale and held to maturity are summarized below:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$169,888	$8	$731	$169,165
Municipal obligations	2,706	—	9	2,697
Corporate obligations	8,584	165	—	8,749
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	46,016	6	87	45,935
Mortgage-backed securities issued by U.S. Government-sponsored enterprises.	24,346	47	47	24,346
Total debt securities	252,040	226	874	251,392
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,940	1,529	9	4,460
Total securities available for sale	$259,980	$1,755	$883	$260,852

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	389	25	—	414
Total securities held to maturity	$889	$25	$—	$914

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$122,522	$802	$—	$123,324
Municipal obligations	6,309	—	4	6,305
Corporate obligations	9,937	313	—	10,250
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	111,269	149	357	111,061
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	25,167	59	43	25,183
Total debt securities	275,704	1,323	404	276,623
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,305	3,039	15	6,329
Total securities available for sale	$284,009	$4,362	$419	$287,952

Securities held to maturity:
Other obligations	$750	$—	$—	$750
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	593	38	—	631
Total securities held to maturity	$1,343	$38	$—	$1,381

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

Investment securities at December 31, 2004 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Debt securities:
U.S. Government-sponsored enterprises	$159,172	$731	$—	$—	$159,172	$731
Municipal obligations	2,697	9	—	—	2,697	9
Collateralized mortgage obligations	23,763	57	10,510	30	34,273	87
Mortgage-backed securities	11,545	37	530	10	12,075	47
Total debt securities	197,177	834	11,040	40	208,217	874
Marketable equity securities	—	—	189	9	189	9
Total temporarily impaired securities	$197,177	$834	$11,229	$49	$208,406	$883

Management has concluded that the unrealized losses on debt securities are temporary in nature since they relate primarily to acquisition premiums to be amortized over the estimated remaining life of the securities and not to the credit quality of the debt issuers. The unrealized loss on marketable equity securities, which relates to common stock of one company that has continually operated profitably and paid dividends to its stockholders, is immaterial.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The maturities of the investments in debt securities at December 31, 2004 are as follows:

	Available for sale
	Amortized cost	Estimated fair value

Within 1 year	$162,877	$162,253
After 1 year through 5 years	60,281	60,114
After 5 years through 10 years	23,676	23,677
Over 10 years	5,206	5,348
	$252,040	$251,392

	Held to maturity
	Amortized cost	Estimated fair value

Within 1 year	$402	$402
After 1 year through 5 years	214	223
After 5 years through 10 years	12	13
Over 10 years	261	276
	$889	$914

Mortgage-backed securities are included above based on their contractual maturities (primarily in 10 years); the remaining lives, however, are expected to be shorter due to anticipated payments. Collateralized mortgage obligations are included above based on when the final principal payment is expected to be received.

Restricted equity securities are as follows:

	December 31,
	2004	2003

Federal Home Loan Bank of Boston stock	$17,070	$11,027
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	121	121
	$17,444	$11,401

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount equal to 4.5% of its outstanding advances from the FHLB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLB an amount equal to the par value of the stock. At its discretion, the FHLB may declare dividends on the stock. Such dividends amounted to $422, $281 and $331 for the years ended December 31, 2004, 2003 and 2002, respectively.

Sales and valuation write-downs of investment securities are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Proceeds from sales:
Marketable equity securities	$2,132	$3,884	$14,816
Gross gains from sales:
Marketable equity securities	1,767	2,277	8,203
Valuation write-downs:
Marketable equity securities	—	175	—
Recovery of valuation write-down on debt security	—	—	495

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In 2001, the Company charged earnings $495 to recognize an other than temporary impairment in the carrying value of a $2,000 bond that matured on June 1, 2001. Interest of $65 due on the bond was received at the maturity date and applied as a reduction of the carrying value of the bond instead of being credited to interest income. On March 1, 2002, principal and interest due on the bond was paid in full, resulting in a credit to income of $593.

(5) Loans (In thousands)

A summary of loans follows:

	December 31,
	2004	2003
Mortgage loans:
One-to-four family	$135,995	$122,524
Multi-family	334,884	339,998
Commercial real estate	297,014	312,647
Construction and development	35,237	24,813
Home equity	14,066	12,082
Second	53,499	43,650
Total mortgage loans	870,695	855,714
Commercial loans	75,349	44,207
Indirect automobile loans	368,962	211,206
Other consumer loans	2,406	2,401
Money market loan participations	—	2,000
Total gross loans	1,317,412	1,115,528
Unadvanced funds on loans	(57,205)	(46,777)
Deferred loan origination costs (fees):
Indirect automobile loans	9,732	6,254
Other	(302)	(265)
Total loans	$1,269,637	$1,074,740

The Company’s portfolio, other than money market loan participations, is substantially concentrated within Massachusetts. Money market loan participations represent purchases of a portion of loans to national companies and organizations originated and serviced by money center banks. Such participations generally mature between one day and three months.

There were no impaired loans at December 31, 2004 and 2003. If interest payments on all impaired loans had been made in accordance with original loan agreements, interest income of none, $2 and $14 would have been recognized on the loans in 2004, 2003 and 2002 compared to interest income actually recognized of none, $7 and $11, respectively.

Loans on non-accrual at December 31, 2004 and 2003 amounted to $111 and $50, respectively.

There were no restructured loans at December 31, 2004 and 2003. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) have been granted due to the borrower’s financial condition.

A portion of certain commercial real estate loans originated and serviced by the Company are sold periodically to other banks on a non-recourse basis. The balance of loans acquired by other banks amounted to $13,537 and $22,684 at December 31, 2004 and 2003, respectively. No fees are collected by the Company for servicing such loan participations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In the ordinary course of business, the Company makes loans to its Directors and their related interests, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:

	December 31,
	2004	2003

Balance at beginning of year	$4,047	$4,329
New loans granted during the year	249	—
Repayments	(227)	(282)
Balance at end of year	$4,069	$4,047

(6) Allowance for Loan Losses (In thousands)

An analysis of the allowance for loan losses for the years indicated follows:

	Year ended December 31,
	2004	2003	2002

Balance at beginning of year	$16,195	$15,052	$15,301
Provision (credit) for loan losses	2,603	1,288	(250)
Charge-offs	(1,409)	(224)	(30)
Recoveries	151	79	31
Balance at end of year	$17,540	$16,195	$15,052

(7) Bank Premises and Equipment (In thousands)

Bank premises and equipment consist of the following:

	December 31,
	2004	2003

Land	$62	$62
Office building and improvements	3,554	2,440
Furniture, fixtures and equipment	2,904	2,129
	6,520	4,631
Accumulated depreciation and amortization	2,620	1,894
	$3,900	$2,737

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(8) Deposits (In thousands)

A summary of deposits follows:

	December 31, 2004		December 31, 2003
	Amount	Weighted average rate	Amount	Weighted average rate

Demand checking accounts	$38,588	0.00%	$34,240	0.00%
NOW accounts	67,217	0.14	62,583	0.14
Savings accounts	30,634	0.60	27,302	0.39
Guaranteed savings accounts	49,844	2.51	—	—
Money market savings accounts	270,425	1.17	303,046	1.35
Total transaction deposit accounts	456,708	1.03	427,171	1.00

Certificate of deposit accounts maturing:
Within six months	86,599	2.19	111,276	2.13
After six months but within 1 year	88,144	2.54	59,086	2.43
After 1 year but within 2 years	118,968	3.02	29,569	3.65
After 2 years but within 3 years	16,532	4.09	34,599	3.07
After 3 years	7,007	3.45	18,220	4.16
Total certificate of deposit accounts	317,250	2.73	252,750	2.65
	$773,958	1.72%	$679,921	1.62%

Certificate of deposit accounts issued in amounts of $100 or more totaled $93,118 and $64,380 at December 31, 2004 and 2003, respectively.

Interest expense on deposit balances is summarized as follows:

	Year ended December 31,
	2004	2003	2002

NOW accounts	$86	$104	$284
Savings accounts	1,173	129	145
Money market savings accounts	3,295	4,565	4,764
Certificate of deposit accounts	7,154	7,497	10,597
	$11,708	$12,295	$15,790

(9) Borrowed Funds (In thousands)

Borrowed funds are comprised of the following advances from the FHLB:

	December 31, 2004		December 31, 2003
	Amount	Weighted average rate	Amount	Weighted average rate

Within 1 year	$137,000	2.35%	$5,000	5.65%
Over 1 year to 2 years	124,173	3.76	107,000	2.37
Over 2 years to 3 years	14,842	3.70	69,768	4.67
Over 3 years to 4 years	24,500	3.73	4,906	4.57
Over 4 years to 5 years	4,000	4.09	22,500	3.80
Over 5 years	15,656	5.19	11,345	5.40
	$320,171	3.23%	$220,519	3.52%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The advances are secured by all the Bank’s stock and deposits in the FHLB, a general lien on one-to-four family residential mortgage loans, certain multi-family loans and debt securities issued by U.S. Government-sponsored enterprises in an aggregate amount equal to outstanding advances.

In the third quarter of 2002, the Company incurred a loss of $282 as a result of prepaying a $10,000 advance from the FHLB that was scheduled to mature in June 2003 and had an interest rate of 5.87% per annum. In the fourth quarter of 2002, the Company incurred a loss of $7,494 as a result of prepaying $97,000 of advances from the FHLB. Of that amount, $35,000 had a weighted average life to maturity of about 1.1 years and a 5.21% weighted average annual rate of interest and $62,000 had a weighted average life to maturity of about 2.9 years and a 6.62% weighted average annual rate of interest. New borrowings of $62,000 were obtained with a weighted average life to maturity of about 3.4 years and a 3.28% weighted average annual rate of interest.

(10) Income Taxes (Dollars in thousands)

Income tax expense is comprised of the following amounts:

	Year ended December 31,
	2004	2003	2002
Current provision:
Federal	$10,204	$11,024	$11,556
State	2,667	3,218	620
Total current provision	12,871	14,242	12,176
Deferred provision:
Federal	(26)	(1,424)	183
State	(8)	(606)	10
Total deferred provision	(34)	(2,030)	193

Total provision for income taxes	12,837	12,212	12,369

Retroactive assessment related to real estate investment trust (“REIT”)	—	2,788	—
Total income tax expense	$12,837	$15,000	$12,369

Total income tax expense, excluding the retroactive assessment related to the REIT, differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year ended December 31,
	2004	2003	2002

Expected income tax expense at statutory federal tax rate	$10,711	$10,318	$12,006
State taxes, net of federal income tax benefit	1,728	1,698	410
Dividend income received deduction	(71)	(93)	(121)
Tax exempt municipal income	(22)	—	—
Non-deductible portion of ESOP expense	205	169	96
Non-deductible compensation expense	287	156	—
Other, net	(1)	(36)	(22)
	$12,837	$12,212	$12,369

Effective income tax rate	41.9%	41.4%	36.1%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	December 31,
	2004	2003

Deferred tax assets:
Allowance for loan losses	$7,336	$6,761
Retirement and postretirement benefits	2,124	2,037
Recognition and retention plans	886	1,467
Depreciation	269	243
Swap agreement valuation	22	117
Restructuring charge	—	8
Equity security write-down	63	63
Total gross deferred tax assets	10,700	10,696

Deferred tax liabilities:
Unrealized gain on securities available for sale	313	1,416
Savings Bank Life Insurance Company stock	106	106
Deferred loan origination costs	288	307
Dividend income	13	24
Total gross deferred tax liabilities	720	1,853

Net deferred tax asset	$9,980	$8,843

For federal income tax purposes, the Company has a $1,801 reserve for loan losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, no provision has been made for the $753 liability that would result if 100% of the reserve were recaptured.

In 2002, Associates, a wholly-owned subsidiary of Brookline and 99.9% owner of a REIT subsidiary, received from the Department of Revenue of the Commonwealth of Massachusetts (“DOR”) Notices of Assessments for state excise taxes of $3,930 plus interest of $811. The assessments were based on a desk review of the financial institution excise returns filed by Associates for its 1999, 2000 and 2001 tax years. It was expected that the DOR would submit another Notice of Assessment for state excise taxes when Associates filed its excise return for the 2002 tax year. The DOR contended that dividend distributions from a REIT are not deductible in determining Massachusetts taxable income. Associates believed that the Massachusetts statute that provided for a dividend received deduction equal to 95% of certain dividend distributions applied to distributions made by the REIT subsidiary to Associates. Accordingly, the Company made no provision in its consolidated financial statements through December 31, 2002 for the amounts assessed relating to the years 1999 through 2002.

On March 5, 2003, a new law was enacted denying favorable tax treatment for dividend distributions from REITs in determining Massachusetts taxable income not only for the year 2003 and thereafter, but also retroactively for tax years 1999 through 2002. The Company disputed the retroactive tax assessments. On June 23, 2003, the Company signed an agreement with the Commissioner of Revenue of the Commonwealth of Massachusetts settling all disputes relating to the tax treatment of the Company’s REIT subsidiary. The Company paid $4,341 as full settlement of the dispute, resulting in an after-tax charge to earnings of $2,788.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(11) Employee Benefits (In thousands except share and per share amounts)

Postretirement Benefits

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation. The following table provides a reconciliation of the changes in the benefit obligations and funding status of postretirement benefits for the years ended December 31:

	2004	2003
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,737	$959
Service cost	155	98
Interest cost	71	64
Plan amendments	(546)	—
Actuarial (gain) loss	(84)	636
Benefits paid	(22)	(20)
Benefit obligation at end of period	$1,311	$1,737

Funded status:
Funded status at end of period	$(1,311)	$(1,737)
Unrecognized loss	620	736
Unrecognized prior service cost	(340)	—
Unrecognized transition asset	—	185
Net liability as of December 31	$(1,031)	$(816)

The following table provides the components of net periodic postretirement benefit cost for the years ended December 31:

	2004	2003	2002

Service cost	$155	$98	$81
Interest cost	71	64	59
Transition obligation	—	18	19
Prior service cost	(21)	—	—
Actuarial gain	32	—	3
Net periodic benefit costs	$237	$180	$162

The discount rates used to determine the actuarial present value of projected postretirement benefit obligations were 6.00% in 2004, 6.00% in 2003 and 6.75% in 2002.

The assumed health care trend used to measure the accumulated postretirement benefit obligation was 14% initially, decreasing gradually to 5% in 2015 and thereafter. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1 % Increase	1 % Decrease

Effect on total service and interest cost components of net periodic postretirement benefit costs	$18	$(17)
Effect on the accumulated postretirement benefit obligation	106	(96)

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003”. In accordance with the provisions of FSP

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

106-2, effective July 1, 2004, the Company commenced recognizing the subsidy to be received from the Medicare prescription drug program as a reduction of its postretirement expense. The amount of reduction recognized in 2004 was immaterial to the Company’s operating results.

401(k) Plan

The Company has an employee tax deferred thrift incentive plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of twenty one and having completed one thousand hours of service in a plan year is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company contributes to the plan an amount equal to 5% of the compensation of eligible employees, subject to certain limits based on federal tax laws, but does not match employee contributions to the plan. Expense for the Company plan contributions was $251 in 2004, $327 in 2003 and $240 in 2002.

Supplemental Executive Retirement Agreements

The Company maintains agreements that provide supplemental retirement benefits to certain executive officers. Total expense for benefits payable under the agreements amounted to $329 in 2004, $338 in 2003 and $412 in 2002. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2004 and 2003 amounted to $4,055 and $4,054, respectively.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completion of one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2004 and 2003, which was $4,502 and $4,752, respectively, is eliminated in consolidation.

Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing in the year of completion of three years of credited service or immediately if service is terminated due to death, retirement, disability or change in control. Dividends on released shares are credited to the participants’ ESOP accounts. Dividends on unallocated shares are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.

At December 31, 2004, the ESOP held 743,221 unallocated shares at an aggregate cost of $4,052; the market value of such shares at that date was $12,129. For the years ended December 31, 2004, 2003 and 2002, $914, $876 and $631, respectively, were charged to compensation and employee benefits expense based on the commitment to release to eligible employees 60,135 shares in 2004, 62,008 shares in 2003 and 59,704 shares in 2002.

Recognition and Retention Plans

The Company has a recognition and retention plan that has been in place since 1999 (the “1999 RRP”) and another plan that was approved by stockholders on August 27, 2003 (the “2003 RRP”). Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. Expense for shares awarded is recognized over the vesting period at the fair value of the shares on the date they were awarded.

Total expense for the 1999 RRP amounted to $148 in 2004, $122 in 2003 and $162 in 2002. On October 16, 2003, the Compensation Committee of the Board of Directors awarded to directors and certain officers and employees of the Company 1,158,000 shares under the 2003 RRP. The fair value of the shares awarded was $14.969 per share. Total expense for the 2003 RRP was $2,742 in 2004 and $3,870 in 2003. The expense for the 1999 and 2003 RRPs is expected to be $2,741 in 2005 and 2006, $2,647 in 2007, $2,600 in 2008 and $234 in 2009.

As of December 31, 2004, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 98,000 shares, respectively.

Stock Option Plans

The Company has a stock option plan that has been in place since 1999 (the “1999 Option Plan”) and another plan that was approved by stockholders on August 27, 2003 (the “2003 Option Plan”). Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Options vest over periods ranging from less than one month through over five years and include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to one year.

In accordance with the terms of the 1999 Option Plan, dividend equivalent rights payments to holders of unexercised options as a result of the semi-annual extra dividends paid to stockholders amounted to $734 in 2004 and $361 in 2003.

Upon approval of the plans by the Company’s stockholders, the total of shares reserved for issuance were 1,367,465 shares (equivalent to 2,990,597 shares after the 2002 reorganization) for the 1999 Option Plan and 2,500,000 shares for the 2003 Option Plan. On December 31, 2003, the Compensation Committee of the Board of Directors awarded 1,365,000 options under the 2003 Option Plan at an exercise price of $14.95 per option. As of December 31, 2004, the number of options available for award under the 1999 Option Plan and the 2003 Option Plan were 245,980 options and 1,142,500 options, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Activity under the option plans is as follows:

	Year ended December 31,
	2004	2003	2002

Options outstanding at beginning of year	3,509,631	2,411,003	1,183,005

Transactions before 2002 reorganization:
Options exercised at $10.8125 per option	—	—	(51,094)
Options granted at $16.95 per option	—	—	20,000
Reload options granted at $16.44 per option	—	—	17,500
Options forfeited at $16.95 per option	—	—	(20,000)
Additional options resulting from exchange of old options in 2002 reorganization	—	—	1,364,312
Transactions after 2002 reorganization:
Options granted at:
$12.91 per option	—	40,000	—
$14.95 per option	—	1,365,000	—
Reload options granted at:
$11.00 per option	—	—	5,393
$15.42 per option	—	3,527	—
Options exercised at:
$4.944 per option (original option price of $10.8125 divided by 2.186964 exchange ratio)	(319,623)	(267,690)	(108,113)
$7.517 per option (original option price of $16.44 divided by 2.186964 exchange ratio)	—	(38,272)	—
Options forfeited at:
$4.944 per option	—	(3,937)	—
$14.95 per option	(7,500)	—	—
Total options outstanding	3,182,508	3,509,631	2,411,003

Exercisable as of December 31 at:
$4.944 per share	1,776,088	1,970,834	1,903,699
$7.517 per share	—	—	38,272
$11.00 per share	5,393	5,393	5,393
$12.91 per share	10,000	—	—
$14.95 per share	531,000	—	—
$15.42 per share	3,527	3,527	—
	2,326,008	1,979,754	1,947,364

Weighted average fair value per option of options granted during the year	$—	$2.88	$2.24
Weighted average remaining contractual life in years at end of year	—	7.4	6.7

To calculate the weighted average data presented above and compensation expense presented in the pro forma disclosure in note 1 to the accompanying financial statements, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Year ended December 31,
	2004	2003	2002

Dividend yield	—	4.9%	4.1%
Expected volatility	—	27.1%	31.1%
Risk-free interest rate	—	4.7%	5.1%
Expected life of options	—	6.4 years	1.5 years

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(12) Commitments and Contingencies (In thousands)

Off-Balance Sheet Financial Instruments

The Company is party to off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at the dates indicated follow:

	December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans:
One-to-four family mortgage	$20,021	$9,160
Multi-family mortgage	34,538	24,560
Commercial real estate mortgage	13,894	4,563
Commercial	5,990	7,357
Unadvanced portion of loans	57,205	46,777
Unused lines of credit:
Equity	24,267	17,903
Other	4,114	5,155

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower.

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ending December 31,

2005	$934
2006	888
2007	881
2008	851
2009	637

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $1,001 in 2004, $922 in 2003 and $809 in 2002.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

SWAP Agreement

The Company entered into an interest-rate swap agreement with a third-party that matures April 14, 2005. The notional amount of the agreement is $5,000. Under this agreement, each quarter the Company pays interest on the notional amount at an annual fixed rate of 5.9375% and receives from the third-party interest on the notional amount at the floating three month U.S. dollar LIBOR rate. The Company entered into this transaction to match more closely the repricing of its assets and liabilities and to reduce its exposure to increases in interest rates. The net interest expense paid was $229 in 2004, $238 in 2003 and $204 in 2002.

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(13) Stockholders’ Equity (In thousands except per share amounts)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law, and the Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2004, there were no shares of preferred stock issued.

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

Common Stock Repurchases

Pursuant to regulations of the OTS, the Company was authorized to purchase shares of its common stock equal to the remaining unvested shares awarded under the Company’s 1999 Recognition and Retention Plan. Such shares, which amounted to 170,299, were purchased in the fourth quarter of 2002 at an aggregate cost of $1,944, or $11.42 per share.

On March 6, 2003, the Company received non-objection from the OTS to the Company’s repurchase of up to 5%, or 2,937,532 shares, of its common stock. As of December 31, 2004, the Company had repurchased 1,165,000 shares at an aggregate cost of $15,073, or $12.94 per share. Subsequent authorizations by the Board of Directors of the Company to repurchase additional shares of common stock will not require prior approval or receipt of a non-objection notification from the OTS.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline after the stock offering. In the unlikely event of a complete liquidation of Brookline (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline shall be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $48,209 at December 31, 2004.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(14) Earnings Per Share Reconciliation (In thousands except per share amounts)

The following table is the reconciliation of basic and diluted earnings per share as required under SFAS No. 128 for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$17,767	17,767	$14,480	$14,480	$21,935	$21,935

Weighted average shares outstanding	57,278,329	57,278,329	56,869,065	56,869,065	57,527,296	57,527,296
Effect of dilutive securities	—	849,903	—	1,002,698	—	919,068
Adjusted weighted average shares outstanding	57,278,329	58,128,232	56,869,065	57,871,763	57,527,296	58,446,364

Earning per share	$0.31	$0.31	$0.25	$0.25	$0.38	$0.38

(15) Regulatory Capital Requirements (In thousands)

OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1(core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions with respect to an under-capitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations established a framework for the classification of depository institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1(core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Total risk-based capital ratio of at least 10.0%.

The following table reconciles stockholders’ equity under generally accepted accounting principles (“GAAP”) with regulatory capital for the Bank at the dates indicated.

	December 31,
	2004	2003

Stockholders’ equity (GAAP)	$425,550	$425,113
Add (deduct) disallowed unrealized losses (gains) on debt securities available for sale	448	(523)
Regulatory capital (tangible capital)	425,998	424,590
Add allowance for loan losses equal to 1.25% of adjusted total assets	16,057	13,853
Total risk-based capital	$442,055	$438,443

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements apply only to the Bank and do not consider additional capital retained by Brookline Bancorp, Inc.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classified as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2004:
Tangible capital	$425,998	27.7%	$23,098	1.5%
Tier 1 (core) capital	425,998	27.7	61,594	4.0	$76,993	5.0%
Risk-based capital:
Tier 1	425,998	33.2			76,983	6.0
Total	442,055	34.5	102,644	8.0	128,305	10.0

At December 31, 2003:
Tangible capital	$424,590	31.5%	$20,201	1.5%
Tier 1 (core) capital	424,590	31.5	53,870	4.0	$67,338	5.0%
Risk-based capital:
Tier 1	424,590	38.4			66,352	6.0
Total	438,443	39.7	88,469	8.0	110,587	10.0

(16) Fair Value of Financial Instruments (In thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	December 31, 2004		December 31, 2003
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
Cash and due from banks	$8,937	$8,937	$15,131	$15,131
Short-term investments	127,928	127,928	127,572	127,572
Securities	279,185	279,210	300,696	300,734
Loans, net	1,252,097	1,256,528	1,058,545	1,076,741
Accrued interest receivable	5,801	5,801	5,248	5,248
Financial liabilities:
Demand, NOW, savings and money market savings deposit accounts	456,708	456,708	427,171	427,171
Certificate of deposit accounts	317,250	317,604	252,750	255,909
Borrowed funds	320,171	320,741	220,519	225,382

Fair value is defined as the amount for which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These techniques are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Securities

The fair value of securities is based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value.

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

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of time deposits represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit based intangibles”).

Borrowed Funds

The fair value of borrowings from the FHLB represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(17) Condensed Parent Company Financial Statements (In thousands)

Condensed parent company financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 follow.

Balance Sheets

	December 31,
	2004	2003

Assets
Cash and due from banks	$163	$176
Short-term investments	12,520	10
Loan to Bank ESOP	4,502	4,752
Investment in subsidiaries, at equity	563,090	596,722
Other investment	4,456	4,251
Prepaid income taxes	260	662
Other assets	663	53
Total assets	$585,654	$606,626

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$432	$210
Stockholders’ equity	585,222	606,416
Total liabilities and stockholders’ equity	$585,654	$606,626

The Company’s consolidated stockholders’ equity is $209 less at December 31, 2004 and $268 more at December 31, 2003 than the amounts presented above because of the elimination of the effect of recognition and retention plan and unallocated ESOP shares in consolidation.

Statements of Income

	Year ended December 31,
	2004	2003	2002

Dividend income from subsidiaries	$18,323	$12,166	$3,220
Interest income:
Short-term investments	5	11	646
Loan to Bank ESOP	397	417	438
Equity interest in earnings of other investment	608	538	555
Total income	19,333	13,132	4,859

Expenses:
Directors’ fees	125	128	59
Delaware franchise tax	167	165	111
Professional fees	88	111	63
Other	180	196	238
Total expenses	560	600	471

Income before income taxes and equity in undistributed net income of subsidiaries	18,773	12,532	4,388
Income tax expense	548	446	654
Income before equity in undistributed net income of subsidiaries	18,225	12,086	3,734
Equity in undistributed net income (loss) of subsidiaries	(458)	2,394	18,201
Net income	$17,767	$14,480	$21,935

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$17,767	$14,480	$21,935
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	458	(2,394)	(18,201)
Equity interest in earnings of other investment	(608)	(538)	(555)
Decrease (increase) in prepaid income taxes	402	(662)	—
(Increase) decrease in other assets	(610)	(46)	3
Increase (decrease) in accrued expenses and other liabilities	222	(581)	197
Net cash provided from operating activities	17,631	10,259	3,379

Cash flows from investing activities:
Investment in subsidiaries	—	(1,471)	(150,000)
Distribution from subsidiaries	31,668	28,656	—
Repayment of ESOP loan by subsidiary bank	250	250	250
Payment from subsidiary bank for shares vested in recognition and retention plans	4,405	168	162
Dividend distribution from other investment	403	266	262
Net cash provided from (used for) investing activities	36,726	27,869	(149,326)

Cash flows from financing activities:
Payment of dividends on common stock	(43,690)	(31,318)	(13,607)
Net proceeds from issuance of common stock	—	—	166,340
Purchase of treasury stock	—	(15,073)	(1,944)
Income tax benefit from exercise of non-incentive stock options	250	949	—
Exercise of stock options	1,580	1,556	895
Net cash provided from (used for) financing activities	(41,860)	(43,886)	151,684

Net increase (decrease) in cash and cash equivalents	12,497	(5,758)	5,737
Cash and cash equivalents at beginning of year	186	5,944	207
Cash and cash equivalents at end of year	$12,683	$186	$5,944

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$577	$682	$541

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(18) Quarterly Results of Operations (Unaudited, dollars in thousands except per share amounts)

	2004 Quarters
	Fourth	Third	Second	First

Interest income	$19,093	$18,113	$17,893	$17,011
Interest expense	5,830	5,452	5,006	4,836
Net interest income	13,263	12,661	12,887	12,175
Provision for loan losses	927	635	711	330
Net interest income after provision for loan losses	12,336	12,026	12,176	11,845
Gains on securities, net	—	806	381	581
Other non-interest income	606	688	848	1,300
Recognition and retention plans expense	(722)	(722)	(718)	(727)
Other non-interest expense	(5,021)	(5,137)	(4,827)	(5,114)
Income before income taxes	7,199	7,661	7,860	7,885
Provision for income taxes	(3,203)	(3,164)	(3,238)	(3,233)
Net income	$3,996	$4,497	$4,622	$4,652

Earnings per share:
Basic	$0.07	$0.08	$0.08	$0.08
Diluted	0.07	0.08	0.08	0.08

	2003 Quarters
	Fourth	Third	Second	First

Interest income	$16,970	$16,609	$15,345	$17,286
Interest expense	4,644	4,468	4,633	4,863
Net interest income	12,326	12,141	10,712	12,423
Provision for loan losses	313	240	360	375
Net interest income after provision for loan losses	12,013	11,901	10,352	12,048
Gains on securities, net	1,593	—	181	328
Other non-interest income	901	805	913	632
Recognition and retention plans expense	(3,885)	(40)	(26)	(41)
Other non-interest expense	(4,660)	(4,888)	(4,554)	(4,093)
Income before income taxes	5,962	7,778	6,866	8,874
Provision for income taxes	(2,523)	(3,276)	(2,906)	(3,507)
Retroactive credit (assessment) related to REIT	—	—	2,727	(5,515)
Net income (loss)	$3,439	$4,502	$6,687	$(148)

Earnings per share:
Basic	$0.05	$0.08	$0.12	$(0.00)
Diluted	0.05	0.08	0.12	(0.00)

(19) Subsequent Event

On January 7, 2005, the Company completed the acquisition of Mystic Financial, Inc. (“Mystic”) for approximately $65.9 million. That amount consisted of $28.4 million in cash (including approximately $3.9 million for the cancellation of Mystic stock options), issuance of 2,516,525 shares of the Company’s common stock and approximately $1.6 million in related income tax benefits. The value of the common stock issued was determined on the basis of the closing market price of the stock on January 7, 2005. The acquisition is being accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.”

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Mystic was the parent of Medford Co-operative Bank, a bank headquartered in Medford, Massachusetts with seven banking offices serving customers primarily in Middlesex County in Massachusetts. Management expects the acquisition of Mystic to provide expanded commercial and retail banking opportunities in that market. It also views the acquisition as a positive way to deploy some of the Company’s excess capital.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded by the end of the first quarter of 2005 as preliminary estimates are refined. The amounts in the following table are expressed in thousands.

Assets
Cash and due from banks	$8,106
Investments	69,344
Loans	340,178
Premises and equipment	7,596
Goodwill	32,497
Core deposit intangible	11,841
Other assets	16,628
Total assets acquired	486,190

Liabilities
Deposits	332,317
FHLB borrowings	73,761
Subordinated debt	12,337
Other liabilities	1,863
Total liabilities assumed	420,278
Net assets acquired	$65,912

The core deposit intangible of $11.8 million will be charged to expense over the estimated nine year life of the asset. The annual amortization, which is deductible for income tax purposes, will be on an accelerated basis that reflects the pattern in which the economic benefit of the intangible asset is realized. Amortization in 2005 is expected to be approximately $1.4 million on a pre-tax basis. Goodwill will not be amortized over a specified period of time, but will be subject to an annual test for impairment. If impairment is deemed to have occurred, the amount of impairment would be charged to expense when identified. Goodwill is not deductible for income tax purposes.