Form 10-Q
period 2005-03-31
BROOKLINE BANCORP INC
filed 2005-05-06
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common stock, $0.01 par value – 61,659,436 shares outstanding as of May 5, 2005.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Index

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Consolidated Statements of Income for the three months ended March 31, 2005 and 2004

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$10,491	$8,937
Short-term investments	133,549	127,928
Securities available for sale	366,374	260,852
Securities held to maturity (market value of $895 and $914, respectively)	875	889
Restricted equity securities	22,557	17,444
Loans	1,586,884	1,269,637
Allowance for loan losses	(21,383)	(17,540)
Net loans	1,565,501	1,252,097
Other investment	4,438	4,456
Accrued interest receivable	8,189	5,801
Bank premises and equipment, net	11,647	3,900
Other real estate owned	1,400	—
Deferred tax asset	8,434	9,980
Prepaid income taxes	1,513	270
Core deposit intangible	11,249	—
Goodwill	36,605	—
Other assets	2,172	1,945
Total assets	$2,184,994	$1,694,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,143,461	$773,958
Borrowed funds	397,552	320,171
Subordinated debt	12,310	—
Mortgagors’ escrow accounts	5,961	4,464
Accrued expenses and other liabilities	13,402	10,893
Total liabilities	1,572,686	1,109,486

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,996,235 shares and 60,477,939 shares issued, respectively	630	605
Additional paid-in capital	511,768	471,799
Retained earnings, partially restricted	132,196	144,081
Accumulated other comprehensive income (loss)	(1,028)	560
Treasury stock, at cost – 1,336,799 shares and 1,335,299 shares, respectively	(17,040)	(17,017)
Unearned compensation - recognition and retention plans	(10,241)	(10,963)
Unallocated common stock held by ESOP – 729,355 shares and 743,221 shares, respectively	(3,977)	(4,052)
Total stockholders’ equity	612,308	585,013
Total liabilities and stockholders’ equity	$2,184,994	$1,694,499

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2005	2004
	(unaudited)
Interest income:
Loans	$21,724	$15,059
Debt securities	2,267	1,506
Marketable equity securities	74	78
Restricted equity securities	219	70
Short-term investments	846	298
Total interest income	25,130	17,011

Interest expense:
Deposits	4,559	2,697
Borrowed funds	3,382	2,139
Subordinated debt	135	—
Total interest expense	8,076	4,836
Net interest income	17,054	12,175
Provision for loan losses	654	330
Net interest income after provision for loan losses	16,400	11,845

Non-interest income:
Fees and charges	851	1,121
Gains on sales of securities, net	594	581
Other income	174	179
Total non-interest income	1,619	1,881

Non-interest expense:
Compensation and employee benefits	3,950	3,262
Occupancy	704	417
Equipment and data processing	1,591	993
Advertising and marketing	204	187
Professional services	349	153
Dividend equivalent rights	363	375
Merger/conversion	382	—
Amortization of core deposit intangible	593	—
Other	590	454
Total non-interest expense	8,726	5,841

Income before income taxes	9,293	7,885
Provision for income taxes	3,761	3,233
Net income	$5,532	$4,652

Earnings per common share:
Basic	$0.09	$0.08
Diluted	0.09	0.08

Weighted average common shares outstanding during the period:
Basic	59,944,866	57,076,261
Diluted	60,737,986	58,055,753

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)

Net income	$5,532	$4,652

Other comprehensive income, net of taxes:
Unrealized holding gain (loss)	(1,913)	399
Income tax expense (benefit)	(706)	144
Net unrealized holding gain (loss)	(1,207)	255

Less reclassification adjustment for gains included in net income:
Realized gains	594	581
Income tax expense	213	208
Net reclassification adjustment	381	373

Net other comprehensive loss	(1,588)	(118)

Comprehensive income	$3,944	$4,534

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005 and 2004 (Unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

Net income	—	—	4,652	—	—	—	—	4,652

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(118)	—	—	—	(118)

Common stock dividends of $0.285 per share	—	—	(16,630)	—	—	—	—	(16,630)

Exercise of stock options (107,253 shares)	1	529	—	—	—	—	—	530

Income tax benefit from exercise of non-incentive stock options	—	15	—	—	—	—	—	15

Income tax benefit related to recognition and retention shares	—	59	—	—	—	—	—	59

Compensation under recognition and retention plans	—	—	—	—	—	727	—	727

Common stock held by ESOP committed to be released (15,033 shares)	—	152	—	—	—	—	82	234

Balance at March 31, 2004	$603	$470,248	$157,439	$2,411	$(17,017)	$(13,233)	$(4,298)	$596,153

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

Net income	—	—	5,532	—	—	—	—	5,532

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,588)	—	—	—	(1,588)

Common stock dividends of $0.285 per share	—	—	(17,417)	—	—	—	—	(17,417)

Exercise of stock options (1,771 shares)	—	9	—	—	—	—	—	9

2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182

1,500 shares obtained through the acquisition of Mystic Financial, Inc.	—	—	—	—	(23)	—	—	(23)

Income tax benefit from dividends paid to ESOP participants	—	170	—	—	—	—	—	170

Income tax benefit related to recognition and retention plan shares	—	495	—	—	—	—	—	495

Compensation under recognition and retention plans	—	—	—	—	—	722	—	722

Common stock held by ESOP committed to be released (13,866 shares)	—	138	—	—	—	—	75	213

Balance at March 31, 2005	$630	$511,768	$132,196	$(1,028)	$(17,040)	$(10,241)	$(3,977)	$612,308

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$5,532	$4,652
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for loan losses	654	330
Depreciation and amortization	387	177
Amortization, net of accretion, of securities premiums and discounts	690	1,282
Amortization of deferred loan origination costs	1,311	1,047
Amortization of core deposit intangible	593	—
Accretion of acquisition fair value adjustments	(481)	—
Amortization of mortgage servicing rights	15	—
Net gains from sales of securities	(594)	(581)
Equity interest in earnings of other investment	(129)	(133)
Swap agreement market valuation credit	(42)	(39)
Compensation under recognition and retention plans	722	727
Release of ESOP shares	213	234
Deferred income taxes	144	798
(Increase) decrease in:
Accrued interest receivable	(993)	(58)
Prepaid income taxes	1,852	—
Other assets	3,196	(124)
Increase in:
Income taxes payable	—	245
Accrued expenses and other liabilities	1,796	329
Net cash provided from operating activities	14,866	8,886

Cash flows from investing activities:
Proceeds from sales of securities available for sale	9,478	627
Proceeds from redemptions and maturities of securities available for sale	39,594	16,055
Proceeds from redemptions and maturities of securities held to maturity	13	70
Purchase of securities available for sale	(91,960)	(15,380)
Purchase of Federal Home Loan Bank of Boston stock	(891)	(2,838)
Net increase in loans	(4,465)	(57,984)
Proceeds from sales of participations in loans	29,185	—
Purchase of bank premises and equipment	(538)	(123)
Acquisition, net of cash and cash equivalents acquired	(12,892)	—
Distribution from other investment	147	128
Net cash used for investing activities	(32,329)	(59,445)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)
Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	(16,970)	24,206
Increase in certificates of deposit	54,382	5,514
Proceeds from Federal Home Loan Bank of Boston advances	245,400	246,000
Repayment of Federal Home Loan Bank of Boston advances	(241,746)	(199,238)
Increase in mortgagors’ escrow accounts	315	688
Income tax benefit from exercise of non-incentive stock options, recognition and retention plan shares and dividends paid to ESOP participants	665	74
Exercise of stock options	9	530
Payment of dividends on common stock	(17,417)	(16,630)
Net cash provided from financing activities	24,638	61,144

Net increase in cash and cash equivalents	7,175	10,585
Cash and cash equivalents at beginning of period	136,865	144,703
Cash and cash equivalents at end of period	$144,040	$155,288

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$7,713	$4,750
Income taxes	938	2,115

Acquisition of Mystic Financial, Inc.:
Assets acquired (excluding cash and cash equivalents)	$472,402	$—
Liabilities assumed	420,351	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

(1)                      Basis of Presentation (Dollars in thousands)

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes its wholly owned subsidiary, BBS Investment Corporation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Critical Accounting Policies

Allowance for Loan Losses

The allowance is established through provisions for loan losses charged to earnings. Loans are charged off against the allowance when the collectibility of principal is unlikely. Indirect automobile loans delinquent 120 days are charged off, net of recoverable value, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Recoveries of loans previously charged off are credited to the allowance. In determining the level of the allowance for loan losses, management evaluates specific credits and the loan portfolio in general using several criteria that include historical performance, collateral values, cash flows and current economic conditions. The evaluation culminates with a judgment on the probability of collection of loans outstanding.

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

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company measures compensation cost for stock options as the excess, if any, of the fair market value of the Company’s stock at the grant date above the exercise price of options granted. This generally does not result in compensation charges to earnings. As required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, disclosed in the following table is net income and earnings per share, as reported, and pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three months ended March 31,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income as reported	$5,532	$5,532	$4,652	$4,652
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(65)	(65)	(343)	(343)
Dividends on unvested restricted stock awards, net of taxes	(236)	(226)	(293)	(277)
Pro forma net income	$5,231	$5,241	$4,016	$4,032

Earnings per share:
As reported	$0.09	$0.09	$0.08	$0.08
Pro forma	0.09	0.09	0.07	0.07

As required by SFAS 123-R, “Share-Based Payment”, effective January 1, 2006 the Company will commence charging to expense the grant-date fair value of stock options over the requisite service period. Based on options outstanding at March 31, 2005, adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

(2)                      Acquisition (Dollars in thousands)

On January 7, 2005, the Company acquired all of the outstanding common shares of Mystic Financial, Inc. (“Mystic”), the holding company of Medford Co-operative Bank (“Medford”), which had seven retail banking offices serving customers primarily in Middlesex County in Massachusetts. Management expects the acquisition of Mystic to provide expanded commercial and retail banking opportunities in that market. It also views the acquisition as a positive way to deploy some of the Company’s excess capital. As part of the acquisition, Mystic was merged into the Company and Medford was merged into Brookline. On April 11, 2005, the operating systems of Medford were converted to the operating systems of Brookline.

The total purchase price of the acquisition of $66,366 included the issuance of  2,516,525 shares of the Company’s common stock, payment of $25,335 in cash (including the value of options, net of related income tax benefits) and capitalized costs related to the acquisition of $849 (primarily investment banking and professional fees, net of related income tax benefits). The value assigned to the shares issued was $15.57 per share, the closing market price of the Company’s shares on January 7, 2005, which approximated the average market price of the Company’s stock over the two day period before and the two day period after that date. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Mystic were included in the 2005 consolidated statement of income from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Cash and cash equivalents	$11,710
Securities available for sale	65,172
Restricted equity securities	4,222
Loans, net	339,959
Premises and equipment	7,596
Other real estate owned	1,400
Goodwill	36,605
Core deposit intangible	11,841
Other assets	8,212
Total assets acquired	486,717

Liabilities
Deposits	332,316
Borrowed funds	73,761
Subordinated debt	12,337
Other liabilities	1,937
Total liabilities assumed	420,351

Net assets acquired	$66,366

The core deposit intangible asset acquired is being amortized over nine years on an accelerated basis using the sum-of-the-digits method. Goodwill, which is not deductible for income tax purposes, will be subject to at least an annual test for impairment. If impairment is deemed to have occurred, the amount of impairment will be charged to expense when identified.

The following table summarizes unaudited pro forma information as if the acquisition of Mystic had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition, the amortization of the core deposit intangible and the accretion and amortization of the purchase accounting adjustments which affected net interest income and non-interest expense. Special charges related to the acquisition and merger recorded by Mystic totaling $3,116 ($2,025 after-tax) and by the Company totaling $382 ($222 after-tax) have been excluded from the pro forma results for the three months ended March 31, 2005. The special charges recorded by Mystic resulted in an increase in goodwill recorded in connection with the acquisition. In addition, an assumed interest charge relating to the cash portion of the purchase price was deducted from the pro forma operating results for both the three months ended March 31, 2005 and 2004. No effect has been given to expected cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Three months ended March 31,
	2005	2004

Net interest income	$17,307	$15,896
Provision for loan losses	1,154	607
Net interest income after provision for loan losses	16,153	15,289
Non-interest income	1,942	2,289
Non-interest expense	(8,795)	(9,310)
Income before income taxes	9,300	8,268
Provision for income taxes	3,975	3,343
Net income	$5,325	$4,925

Earning per share:
Basic	$0.09	$0.08
Diluted	0.09	0.08

Weighted average shares outstanding:
Basic	60,112,534	59,592,786
Diluted	60,905,654	60,572,278

(3)                      Earnings Per Share Reconciliation (Dollars in thousands except per share amounts)

The following table is the reconciliation of basic and diluted earnings per share as required under SFAS No. 128 for the three months ended March 31, 2005 and 2004:

	2005		2004
	Basic	Diluted	Basic	Diluted

Net income	$5,532	$5,532	$4,652	$4,652

Weighted average shares outstanding	59,944,866	59,944,866	57,076,261	57,076,261
Effect of dilutive securities	—	793,120	—	979,492
Adjusted weighted average shares outstanding	59,944,866	60,737,986	57,076,261	58,055,753

Earnings per share	$0.09	$0.09	$0.08	$0.08

(4)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	March 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$250,761	$12	$1,289	$249,484
Municipal obligations	11,377	—	128	11,249
Corporate obligations	11,025	87	19	11,093
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	26,294	2	62	26,234
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	60,050	7	1,130	58,927
Total debt securities	360,007	108	2,628	357,487
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	3,002	908	23	3,887
Total securities available for sale	$368,009	$1,016	$2,651	$366,374

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	375	20	—	395
Total securities held to maturity	$875	$20	$—	$895

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$169,888	$8	$731	$169,165
Municipal obligations	2,706	—	9	2,697
Corporate obligations	8,584	165	—	8,749
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	46,016	6	87	45,935
Mortgage-backed securities issued by U.S. Government-sponsored enterprises.	24,346	47	47	24,346
Total debt securities	252,040	226	874	251,392
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,940	1,529	9	4,460
Total securities available for sale	$259,980	$1,755	$883	$260,852

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	389	25	—	414
Total securities held to maturity	$889	$25	$—	$914

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

(5)                      Loans (Dollars in thousands)

A summary of loans follows:

	March 31,	December 31,
	2005	2004
Mortgage loans:
One-to-four family	$284,116	$135,995
Multi-family	355,766	334,884
Commercial real estate	379,266	297,014
Construction and development	68,885	35,237
Home equity	43,992	14,066
Second	16,065	53,499
Total mortgage loans	1,148,090	870,695
Commercial loans	114,940	75,349
Indirect automobile loans	391,760	368,962
Other consumer loans	2,911	2,406
Total gross loans	1,657,701	1,317,412
Unadvanced funds on loans	(80,724)	(57,205)
Deferred loan origination costs (fees):
Indirect automobile loans	10,073	9,732
Other	(166)	(302)
Total loans	$1,586,884	$1,269,637

(6)                      Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three month ended March 31,
	2005	2004

Balance at beginning of period	$17,540	$16,195
Allowance obtained through acquisition	3,501	—
Provision for loan losses	654	330
Charge-offs	(455)	(148)
Recoveries	143	11
Balance at end of period	$21,383	$16,388

(7)                      Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31,	December 31,
	2005	2004

Demand checking accounts	$69,637	$38,588
NOW accounts	108,116	67,217
Savings accounts	127,490	30,634
Guaranteed savings accounts	40,949	49,844
Money market savings accounts	285,589	270,425
Certificate of deposit accounts	511,680	317,250
Total deposits	$1,143,461	$773,958

(8)                      Accumulated Other Comprehensive Income (Loss) (Dollars in thousands)

Accumulated other comprehensive income (loss) is comprised entirely of unrealized gains (losses)  on securities available for sale, net of income taxes. At March 31, 2005 and December 31, 2004, such taxes amounted to ($607) and $312, respectively.

(9)                      Commitments (Dollars in thousands)

At March 31, 2005, the Company had outstanding commitments to originate loans of $52,500, $21,340 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $25,804, of which $21,838 were equity lines of credit.

(10)               Dividend Declaration

On April 21, 2005, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of April 29, 2005 and payable on May 13, 2005.

(11)               Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s stock option plans for the three months ended March 31, 2005 was as follows:

Options outstanding at January 1, 2005	3,182,508
Options exercised at $4.944 per share	(1,771)
Options outstanding at March 31, 2005	3,180,737

Exercisable at March 31, 2005 at:
$ 4.944 per share	1,774,317
$ 11.00 per share	5,393
$ 12.91 per share	20,000
$ 14.95 per share	1,095,900
$ 15.42 per share	3,527
2,899,137

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. Options awarded vest over periods ranging from less than one month through over five years. As of March 31, 2005, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 Option Plan, dividend equivalent rights amounting to $363 and $375 were paid during the three months ended March 31, 2005 and 2004, respectively, to holders of unexercised options as a result of the $0.20 per share extra dividends paid to stockholders in February 2005 and 2004.

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement (applicable to the 1999 RRP and in part to the 2003 RRP), death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. As of March 31, 2005, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 92,000 shares, respectively.

Total expense for the RRP plans amounted to $722 and $727 for the three months ended March 31, 2005 and 2004, respectively.

(12)               Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2005 and 2004:

	2005	2004

Service cost	$39	$28
Interest cost	19	16
Transition obligation	—	4
Prior service cost	(5)	—
Actuarial loss	6	1
Net periodic benefit costs	$59	$49

Benefits paid amounted to $4 and $6 for the three months ended March 31, 2005 and 2004, respectively.

(13)               Stockholders’ Equity (Dollars in thousands)

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

Common Stock Repurchases

As of March 31, 2005, the Company was authorized to repurchase up to 1,772,532 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

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

Overview of the Company’s Activities and Risks

The primary activities of the Company are to gather deposits from the general public and to invest the resulting funds, plus those derived from borrowings, capital initiatives and operations, in loans and investment securities. The Company’s loan portfolio is comprised substantially of loans secured by real estate and indirect automobile loans. The investment portfolio is comprised primarily of debt securities and mortgage-backed securities issued by U.S. Government-sponsored enterprises.

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

The Company’s critical accounting policies relate to the allowance for loan losses and the accounting for premiums and discounts on debt securities. See note 1 to the unaudited consolidated financial statements included elsewhere on page 8 herein for a description of those accounting policies and the Accelerated Amortization of Investment Premiums and the Non-Performing Assets, Restructured Loans and Allowance for Loan Losses sub-sections appearing on pages 21 through 23 herein.

Executive Summary

Operating Highlights

	Three months ended March 31,
	2005	2004
	(In thousands except per share amounts)

Net interest income	$17,054	$12,175
Provision for loan losses	654	330
Non-interest income	1,619	1,881
Merger/conversion expenses	382	—
Amortization of core deposit intangible	593	—
Other non-interest expenses	7,751	5,841
Income before income taxes	9,293	7,885
Provision for income taxes	3,761	3,233
Net income	5,532	4,652

Basic earnings per common share	$0.09	$0.08
Diluted earnings per common share	0.09	0.08

Interest rate spread	2.59%	2.29%
Net interest margin	3.31%	3.19%

Financial Condition Highlights

	At	At	At
	March 31,	December 31,	March 31,
	2005	2004	2004
	(In thousands)

Total assets	$2,184,994	$1,694,499	$1,591,208
Net loans	1,565,501	1,252,097	1,113,152
Deposits	1,143,461	773,958	709,641
Borrowed funds	397,552	320,171	267,281
Stockholders’ equity	612,308	585,013	596,153

Allowance for loan losses	$21,383	$17,540	$16,388
Non-performing assets	2,232	439	84

Stockholders’ equity to total assets	28.02%	34.52%	37.47%

The major factors affecting comparison of the operating and financial condition highlights presented above were:

•                  The acquisition of Mystic Financial, Inc. (“Mystic”) as of January 7, 2005

•                  Improvement in interest rate spread and net interest margin

•                  Continued growth of the indirect automobile loan portfolio

•                  A reduction in accelerated amortization of investment premiums

•                  A reduction in non-interest income from mortgage loan prepayment fees

Detailed commentary on each of the items listed above follows.

Acquisition of Mystic

As described more fully in note 2 to the unaudited consolidated financial statements on pages 10 and 11 herein, the Company acquired Mystic on January 7, 2005. The acquisition added $486.7 million to the Company’s assets at that date (including goodwill of $36.6 million and a core deposit intangible of $11.8 million) and $420.3 million (including deposits of $332.3 million) to the Company’s liabilities. These additions accounted for much of the increase in the Company’s assets and liabilities between December 31, 2004 and March 31, 2005. The issuance of 2,516,525 shares of the Company’s common stock in connection with the acquisition added $39.2 million to stockholders’ equity.

 Much of the improvement in net interest income in the 2005 quarter compared to the 2004 quarter was attributable to the inclusion of the acquired assets and liabilities mentioned above. As part of the acquisition, Mystic was merged into the Company and, on April 11, 2005, the operating systems of Mystic’s bank subsidiary (“Medford”) were converted to the operating systems of the Company’s bank subsidiary (“Brookline”). During the 2005 first quarter, $382,000 of merger/conversion related expenses were incurred. Additional merger/conversion related expenses will be incurred in the 2005 second quarter. Annualized cost savings from the merger/conversion will substantially exceed the 30% savings rate projected at the time the acquisition was announced. Realization of much of the projected savings was achieved in the 2005 first quarter.

Non-interest expense in the 2005 quarter also included a $593,000 charge for amortization of the core deposit intangible. Amortization of that asset, which is deductible for income tax purposes, will occur over a nine year period on an accelerated basis. Total amortization will be as follows (in thousands):

Year ended December 31:
2005	$2,368
2006	2,105
2007	1,842
2008	1,579
2009	1,316
2010 through 2013	2,631

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2005 and 2004. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2005			2004
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$139,702	$846	2.46%	$121,359	$298	0.98%
Debt securities (2)	317,408	2,295	2.89	276,666	1,515	2.19
Equity securities (2)	31,740	320	4.08	24,111	177	2.94
Mortgage loans (3)	1,109,888	16,670	6.01	830,366	12,251	5.90
Money market loan participations	172	1	2.44	1,726	5	1.16
Other commercial loans (3)	77,580	1,106	5.70	30,441	426	5.60
Indirect automobile loans (3)	389,468	3,897	4.06	246,542	2,335	3.80
Other consumer loans (3)	2,959	50	6.76	2,240	42	7.50
Total interest-earning assets	2,068,917	25,185	4.87%	1,533,451	17,049	4.44%
Allowance for loan losses	(20,156)			(16,347)
Non-interest earning assets	90,180			34,389
Total assets	$2,138,941			$1,551,493

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$96,909	35	0.15%	$61,245	20	0.13%
Savings accounts	159,470	548	1.39	38,330	94	0.98
Money market savings accounts	294,652	947	1.30	293,923	938	1.28
Certificate of deposit accounts	472,052	3,029	2.60	255,015	1,645	2.59
Total deposits	1,023,083	4,559	1.81	648,513	2,697	1.67
Borrowed funds	403,962	3,382	3.35	253,160	2,139	3.34
Subordinated debt	11,032	135	4.93	—	—	—
Total interest bearing liabilities	1,438,077	8,076	2.28%	901,673	4,836	2.15%
Non-interest-bearing demand checking accounts	66,140			32,833
Other liabilities	17,058			15,747
Total liabilities	1,521,275			950,253
Stockholders’ equity	617,666			601,240
Total liabilities and stockholders’ equity	$2,138,941			$1,551,493
Net interest income (tax equivalent basis)/interest rate spread (4)		17,109	2.59%		12,213	2.29%
Less adjustment of tax exempt income		55			38
Net interest income		$17,054			$12,175
Net interest margin (5)			3.31%			3.19%

(1)          Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)          Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)          Loans on non-accrual status are included in average balances.

(4)          Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the table on the preceding page follow.

•                  Average interest-earning assets in the 2005 quarter were $535.5 million, or 34.9%, higher than in the 2004 quarter due to inclusion of the assets resulting from the Mystic acquisition and $142.9 million (58.0%) of growth in the indirect automobile loan portfolio.

•                  After completion of the acquisition, the Company sold $29.9 million of fixed rate residential mortgage loans with 15 to 30 year maturities originated by Mystic and $8.9 million of callable bonds purchased by Mystic with maturities extendable to over 10 years. While the sale of these assets had an adverse short-term effect on interest income, the risk of a decline in earnings in the future from holding long-term fixed rate assets in a rising interest rate environment was reduced.

•                  Average interest-bearing liabilities in the 2005 quarter were $536.4 million, or 59.5%, higher than in the 2004 quarter due to inclusion of the liabilities resulting from the Mystic acquisition, an increase in borrowings from the Federal Home Loan Bank by Brookline to fund part of the growth of the indirect automobile loan portfolio and an increase in deposits.

•                  Of the $374.6 million increase in average deposits outstanding, $332.3 million was attributable to the acquisition. Deposits at the Medford banking offices increased by approximately $22.6 million between the acquisition date and March 31, 2005. Brookline’s deposits also increased due to the addition of a new office in the fourth quarter of 2004 and marketing promotions.

•                  Interest rate spread improved from 2.29% in the 2004 quarter to 2.59% in the 2005 quarter and net interest margin improved from 3.19% in the 2004 quarter to 3.31% in the 2005 quarter. These increases resulted from a higher interest rate environment.

As we have mentioned several times in prior reports, interest rate spread and net interest margin are greatly influenced by interest rates established by the Federal Reserve for overnight borrowings between banks. Since a high percent of the Company’s assets (28.9% in the 2005 quarter and 38.8% in the 2004 quarter) are funded by stockholders’ equity for which there is no charge for interest expense, declining rates cause a greater reduction in interest income from lower yields earned on assets than the reduction in interest expense from lower rates paid on deposits and borrowed funds. Rising interest rates cause the opposite effect.  The reduction in assets funded by stockholders’ equity resulted from the Mystic acquisition.

In the second half of 2004, the Federal Reserve increased the overnight borrowing rate from 1.00% to 2.25% and, in the 2005 first quarter, to 2.75%. These rate increases had a positive impact on the Company’s net interest income in the 2005 first quarter. In anticipation of a rising interest rate environment, the Company has restricted most of its purchase of investments over the past year to securities with maturities of two years or less.  Trends in interest rates depend on many factors and, accordingly, actual rates in the future could vary significantly with the Company’s rate predictions.

Indirect Automobile Lending

The indirect automobile loan portfolio grew from $211.2 million at the end of 2003 to $369.0 million at the end of 2004 and to $391.8 million at March 31, 2005. The Company continues to focus on originating loans to customers with good credit histories. At March 31, 2005, indirect automobile loans delinquent more than 30 days were $3.1 million, or 0.80% of the portfolio, compared to $3.2 million, or 0.87% of the portfolio, at December 31, 2004. Net charge-offs in the 2005 quarter were $319,000, resulting in an annualized net charge-off rate of 0.33%. The rate of net charge-offs in the year 2004 was 0.40% of average loans outstanding.

The rate of growth of the portfolio is expected to slow down because of the increased cash flow resulting from normal scheduled loan payments and declining automobile sales caused in part by the effect of a higher interest rate environment on the borrowing capacity of consumers.

Accelerated Amortization of Investment Premiums

In 2002, the Company invested a substantial part of the proceeds from its stock offering in collateralized mortgage obligations and pass-through mortgage-backed securities (collectively “mortgage securities”) with expected maturities primarily in the two to three year range. Because of a declining interest rate environment at the time of the purchases, the securities were purchased at a premium. Premiums are amortized to expense as a reduction in yield over the estimated life of the securities.

The Company’s investment in mortgage securities declined from $137.0 million at the end of 2003 to $70.7 million at the end of 2004 and $49.6 million at March 31, 2005 (excluding $37.1 million of mortgage-securities resulting from the Mystic acquisition) due in part to higher than anticipated prepayments of underlying loans securing the investments. The prepayments necessitated accelerated expensing of the premiums to purchase the securities.

Total premium amortization in the 2004 quarter was $889,000, $357,000 of which was accelerated amortization. Total premium amortization in the 2005 quarter was $129,000. This amount is net of a $32,000 credit resulting from prepayments at a lower rate than anticipated that extended the estimated remaining life of the mortgage securities in the portfolio at March 31, 2005. Due to the reduced size of the mortgage securities portfolio at March 31, 2005, premium amortization will not be significant over the remainder of 2005.

Mortgage Loan Prepayment Fees

Fees from mortgage loan prepayments declined from $863,000 in the 2004 quarter to $389,000 in the 2005 quarter. Generally, mortgage loan prepayments decline when interest rates are rising.

Other Highlights

Extra Dividends to Stockholders. In August 2003, the Company commenced paying to stockholders a semi-annual extra dividend of $0.20 per share in addition to a regular quarterly dividend of $0.085 per share. In approving the extra dividends, the Board of Directors considered the capital requirements of the Company, potential future business initiatives and the reduction in tax rates on dividends that went into effect in 2003. While it is likely that the Board of Directors will authorize payment of an extra semi-annual dividend of $0.20 per share in August 2005, the payment and magnitude of any extra dividends beyond that date are not assured and will depend on the Board’s future assessment of opportunities to deploy capital effectively, including repurchases of the Company’s common stock, future income tax rates and general economic conditions. These factors are not considered to be all inclusive.

Provision for Loan Losses. The provision for loan losses charged to earnings was $654,000 in the 2005 quarter compared to $330,000 in the 2004 quarter. Such charges were due entirely to growth of the indirect automobile loan portfolio and the net charge-offs in that portfolio previously commented on in the Indirect Automobile Lending sub-section on page 21 herein. Excluding indirect automobile loans and the addition to the loan portfolio resulting from the Mystic acquisition, the remainder of the loan portfolio declined slightly in each of the 2005 and 2004 quarters resulting in credits to the provision for loan losses in each of those quarters of approximately $50,000.

Non-Interest Expense. Excluding merger/conversion expenses and amortization of the core deposit intangible, non-interest expense increased from $5.8 million in the 2004 quarter to $7.8 million in the 2005 quarter. Most of the increase was attributable to the Mystic acquisition, the opening of a new banking office in the fall of 2004, higher premiums for employee medical benefits and higher professional fees resulting primarily from compliance with the requirements of the Sarbanes-Oxley Act relating to internal control. In the opinion of management, the added expense to comply with such requirements (in excess of $200,000) greatly exceeded the minimal benefit derived.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$118	$111
One-to-four family mortgage loans	293	—
Commercial loans	78	—
Total non-accrual loans	489	111
Other real estate owned	1,400	—
Repossessed vehicles	343	328
Total non-performing assets	$2,232	$439

Restructured loans	—	—

Allowance for loan losses	$21,383	$17,540

Allowance for loan losses as a percent of total loans	1.35%	1.38%
Non-accrual loans as a percent of total loans	0.03%	0.01%
Non- performing assets as a percent of total assets	0.10%	0.03%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There were no impaired loans (excluding non-accrual loans) at March 31, 2005 and December 31, 2004.

Other real estate owned at March 31, 2005 was comprised of a residential property resulting from a foreclosure initiated by Mystic prior to the acquisition date. Net proceeds from the sale of the property, which is scheduled to take place in the second quarter of 2005, are expected to be approximately equal to the carrying value at March 31, 2005.

The increase in the allowance for loan losses from $17.5 million at December 31, 2004 to $21.4 million at March 31, 2005 resulted primarily from the inclusion of Mystic’s allowance for loan losses of $3.5 million as of the acquisition date. That amount included $500,000 for a $1.4 million Mystic loan identified as a potential problem loan and $225,000 to conform the methodology applied by Mystic to arrive at its allowance for loan losses to that applied by the Company. These additions are included in the total provision for loan losses in the pro forma statement of income for the three months ended March 31, 2005 presented in note 2 to the unaudited consolidated financial statements appearing on pages 10 and 11 herein.

Prior to January 1, 2005, the Company allocated part of its allowance for loan losses to address the risk associated with the normal lag that exists between the time deterioration might occur in a higher risk loan  (commercial loans and mortgage loans excluding residential and home equity mortgage loans) and when  such deterioration become known. While this lag represents an additional risk, the Company has determined that measurement of that risk is not readily quantifiable and that the amounts previously allocated for such risk were based on somewhat arbitrary assumptions. Accordingly, the amount previously allocated for such risk ($1.5 million at December 31, 2004) has been included in the unallocated portion of the allowance effective January 1, 2005. After inclusion of that amount, the unallocated portion of the allowance at March 31, 2005 was $4.0 million, or 18.6% of the total allowance for loan losses at that date.

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

At March 31, 2005, interest-earning assets maturing or repricing within one year amounted to $914.6 million and interest-bearing liabilities maturing or repricing within one year amounted to $903.6 million, resulting in a cumulative one year positive gap position of $11.0 million, or 0.5% of total assets. At December 31, 2004, the Company had a positive one year cumulative gap position of $146.0 million, or 8.6% of total assets.  The reduction in the cumulative one year positive gap position is due primarily to inclusion of the assets acquired and liabilities assumed in the Mystic acquisition and the resulting reduction in total interest-earning assets funded by stockholders’ equity for which there is no charge for interest expense from 36.1% at December 31, 2004 to 28.9% at March 31, 2005.

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

During the past few years, the combination of low interest rates on deposit products and the attraction of alternative investments such as mutual funds and annuities resulted in little growth or a net decline in deposits in certain periods. Based on a rising interest rate environment since the second half of 2004, recent deposit trends and current pricing strategies for deposits, management believes the Company will retain at least a large portion of its existing deposit base.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2005 amounted to $397.6 million and the Company had the capacity to increase that amount to $629.2 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2005, such assets amounted to $190.1 million, or 8.7% of total assets.

At March 31, 2005, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $401.8 million, or 20.1% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (pages 23 and 24 herein) and pages 14 through 17 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2004.

For quantitative information about market risk, see pages 14 through 17 of the Company’s 2004 Annual Report.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to insure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, Note 3, on page 11 herein.

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 5, 2005	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 5, 2005	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer