Form 10-Q
period 2005-06-30
BROOKLINE BANCORP INC
filed 2005-08-05
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock, $0.01 par value – 61,593,373 shares outstanding as of August 2, 2005.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Index

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004

Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

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

Signatures

Part I -  Financial Information

Item 1.  Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$17,558	$8,937
Short-term investments	163,762	127,928
Securities available for sale	339,189	260,852
Securities held to maturity (market value of $875 and $914, respectively)	857	889
Restricted equity securities	23,081	17,444
Loans	1,608,295	1,269,637
Allowance for loan losses	(22,175)	(17,540)
Net loans	1,586,120	1,252,097
Other investment	4,527	4,456
Accrued interest receivable	8,315	5,801
Bank premises and equipment, net	11,507	3,900
Other real estate owned	1,400	—
Deferred tax asset	8,623	9,980
Prepaid income taxes	2,986	270
Core deposit intangible	10,656	—
Goodwill	35,597	—
Other assets	1,968	1,945
Total assets	$2,216,146	$1,694,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,145,995	$773,958
Borrowed funds	427,277	320,171
Subordinated debt	12,280	—
Mortgagors’ escrow accounts	5,121	4,464
Accrued expenses and other liabilities	12,351	10,893
Total liabilities	1,603,024	1,109,486

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,998,984 shares and 60,477,939 shares issued, respectively	630	605
Additional paid-in capital	511,918	471,799
Retained earnings, partially restricted	132,497	144,081
Accumulated other comprehensive income (loss)	(287)	560
Treasury stock, at cost – 1,404,693 shares and 1,335,299 shares, respectively	(18,144)	(17,017)
Unearned compensation - recognition and retention plans	(9,591)	(10,963)
Unallocated common stock held by ESOP – 715,489 shares and 743,221 shares, respectively	(3,901)	(4,052)
Total stockholders’ equity	613,122	585,013
Total liabilities and stockholders’ equity	$2,216,146	$1,694,499

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)
Interest income:
Loans	$22,356	$15,506	$44,079	$30,565
Debt securities	2,644	1,942	4,911	3,448
Marketable equity securities	76	69	150	148
Restricted equity securities	239	71	458	140
Short-term investments	1,009	305	1,855	603
Total interest income	26,324	17,893	51,453	34,904

Interest expense:
Deposits	5,354	2,832	9,912	5,529
Borrowed funds	3,672	2,174	7,053	4,313
Subordinated debt	168	—	304	—
Total interest expense	9,194	5,006	17,269	9,842
Net interest income	17,130	12,887	34,184	25,062
Provision for loan losses	957	711	1,611	1,041
Net interest income after provision for loan losses	16,173	12,176	32,573	24,021

Non-interest income:
Fees and charges	1,206	549	2,053	1,670
Gains on securities, net	259	381	853	961
Swap agreement market valuation credit	6	88	49	128
Other income	107	211	241	351
Total non-interest income	1,578	1,229	3,196	3,110

Non-interest expense:
Compensation and employee benefits	3,328	2,537	6,556	5,072
Recognition and retention plans	651	718	1,372	1,446
Occupancy	685	374	1,390	791
Equipment and data processing	1,596	1,091	3,186	2,084
Advertising and marketing	251	189	455	376
Dividend equivalent rights	—	—	363	375
Merger/conversion	511	—	893	—
Amortization of core deposit intangible	593	—	1,185	—
Other	954	636	1,894	1,242
Total non-interest expense	8,569	5,545	17,294	11,386

Income before income taxes	9,182	7,860	18,475	15,745
Provision for income taxes	3,741	3,238	7,502	6,471
Net income	$5,441	$4,622	$10,973	$9,274

Earnings per common share:
Basic	$0.09	$0.08	$0.18	$0.16
Diluted	0.09	0.08	0.18	0.16

Weighted average common shares outstanding during the period:
Basic	60,086,614	57,247,354	59,984,623	57,156,108
Diluted	60,866,872	58,057,812	60,771,324	58,051,083

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)

Net income	$5,441	$4,622	$10,973	$9,274

Other comprehensive income, net of taxes:
Unrealized holding gain (loss)	1,435	(1,820)	(478)	(1,421)
Income tax (charge) benefit	(527)	653	178	511
Net unrealized holding gain (loss)	908	(1,167)	(300)	(910)

Less reclassification adjustment for gains included in net income:
Realized gains	259	381	853	961
Income tax expense	93	137	306	345
Net reclassification adjustment	166	244	547	616

Net other comprehensive gain (loss)	742	(1,411)	(847)	(1,526)

Comprehensive income	$6,183	$3,211	$10,126	$7,748

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2005 and 2004 (unaudited)

(In thousands except share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

Net income	—	—	9,274	—	—	—	—	9,274

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,526)	—	—	—	(1,526)

Common stock dividend of $0.37 per share	—	—	(21,517)	—	—	—	—	(21,517)

Proceeds from exercise of stock options (250,916 shares)	2	1,240	—	—	—	—	—	1,242

Income tax benefit from exercise of non-incentive stock options	—	73	—	—	—	—	—	73

Recognition and retention shares forfeited	—	(108)	—	—	—	108	—	—

Income tax benefit related to recognition and retention plan shares	—	115	—	—	—	—	—	115

Compensation under recognition and retention plans	—	—	—	—	—	1,446	—	1,446

Common stock held by ESOP committed to be released (30,066 shares)	—	287	—	—	—	—	164	451

Balance at June 30, 2004	$604	$471,100	$157,174	$1,003	$(17,017)	$(12,406)	$(4,216)	$596,242

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2005 and 2004 (unaudited)

(In thousands except share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

Net income	—	—	10,973	—	—	—	—	10,973

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(847)	—	—	—	(847)

Common stock dividends of $0.37 per share	—	—	(22,557)	—	—	—	—	(22,557)

Exercise of stock options (4,520 shares)	—	23	—	—	—	—	—	23

2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182

Shares obtained through the acquisition of Mystic Financial, Inc. (69,394 shares)	—	—	—	—	(1,127)	—	—	(1,127)

Income tax benefit related to RRP shares and dividends paid to ESOP participants	—	665	—	—	—	—	—	665

Compensation under recognition and retention plans	—	—	—	—	—	1,372	—	1,372

Common stock held by ESOP committed to be released (27,732 shares)	—	274	—	—	—	—	151	425

Balance at June 30, 2005	$630	$511,918	$132,497	$(287)	$(18,144)	$(9,591)	$(3,901)	$613,122

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2005	2004
	(unaudited)

Cash flows from operating activities:
Net income	$10,973	$9,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,611	1,041
Compensation under recognition and retention plans	1,372	1,446
Release of ESOP shares	425	451
Depreciation and amortization	791	348
Amortization, net of accretion, of securities premiums and discounts	1,305	1,998
Amortization of deferred loan origination costs	2,860	2,211
Amortization of core deposit intangible	1,185	—
Accretion of acquisition fair value adjustments	(951)	—
Amortization of mortgage servicing rights	29	—
Net gains from sales of securities	(853)	(961)
Equity interest in earnings of other investment	(218)	(339)
Swap agreement market valuation credit	(49)	(128)
Income tax benefit from exercise of non-incentive stock options, recognition and retention plan shares and dividends paid to ESOP participants	665	188
Deferred income taxes	(480)	583
(Increase) decrease in:
Accrued interest receivable	(1,119)	(464)
Prepaid income taxes	379	(12)
Other assets	3,387	(120)
Increase (decrease) in:
Income taxes payable	—	(1,489)
Accrued expenses and other liabilities	752	(555)
Net cash provided from operating activities	22,064	13,472

Cash flows from investing activities:
Proceeds from sales of securities available for sale	9,769	1,120
Proceeds from redemptions and maturities of securities available for sale	106,530	55,937
Proceeds from redemptions and maturities of securities held to maturity	32	120
Purchase of securities available for sale	(131,121)	(49,012)
Purchase of Federal Home Loan Bank of Boston stock	(1,415)	(3,724)
Net increase in loans	(27,465)	(106,750)
Proceeds from sales of participations in loans	29,185	—
Purchase of bank premises and equipment	(802)	(274)
Acquisition, net of cash and cash equivalents acquired	(12,988)	—
Distribution from other investment	147	272
Net cash used for investing activities	(28,128)	(102,311)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2005	2004
	(unaudited)

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	$(58,347)	$28,875
Increase in certificates of deposit	98,515	16,690
Proceeds from Federal Home Loan Bank of Boston advances	513,600	357,700
Repayment of Federal Home Loan Bank of Boston advances	(480,190)	(304,481)
Increase (decrease) in mortgagors’ escrow accounts	(525)	14
Proceeds from exercise of stock options	23	1,242
Payment of dividends on common stock	(22,557)	(21,517)
Net cash provided from financing activities	50,519	78,523

Net increase (decrease) in cash and cash equivalents	44,455	(10,316)
Cash and cash equivalents at beginning of period	136,865	144,703
Cash and cash equivalents at end of period	$181,320	$134,387

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$17,335	$9,780
Income taxes	6,777	7,202

Acquisition of Mystic Financial, Inc.:
Assets acquired (excluding cash and cash equivalents)	$471,394	$—
Liabilities assumed	420,351	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six months ended June 30, 2005 and 2004

(unaudited)

(1)       Basis of Presentation (Dollars in thousands except per share amounts)

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes its wholly owned subsidiary, BBS Investment Corporation. Intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Three months ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income as reported	$5,441	$5,441	$4,622	$4,622
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(65)	(65)	(301)	(301)
Dividends on unvested restricted stock awards	(68)	(65)	(84)	(81)
Pro forma net income	$5,308	$5,311	$4,237	$4,240

Earnings per share:
As reported	$0.09	$0.09	$0.08	$0.08
Pro forma	0.09	0.09	0.07	0.07

	Six months ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income as reported	$10,973	$10,973	$9,274	$9,274
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(130)	(130)	(644)	(644)
Dividends on unvested restricted stock awards	(304)	(292)	(376)	(363)
Pro forma net income	$10,539	$10,551	$8,254	$8,267

Earnings per share:
As reported	$0.18	$0.18	$0.16	$0.16
Pro forma	0.18	0.17	0.14	0.14

As required by SFAS 123-R, “Share-Based Payment”, effective January 1, 2006 the Company will commence charging to expense the grant-date fair value of stock options over the requisite service period. Based on options outstanding at June 30, 2005, adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

(2)       Acquisition (Dollars in thousands except per share amounts)

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

Under the terms of the transaction agreement, (a) 60% of the shares of Mystic common stock were exchanged for Company common stock based on an exchange ratio of 2.6786 shares of Company common stock for each share of Mystic common stock and (b) 40% of the shares of Mystic common stock were exchanged for cash of $39.00 per share. Cash was paid for fractional shares. The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Mystic be recorded at fair value as of the acquisition date. The results of operations of Mystic are included in the 2005 consolidated statement of income from the date of acquisition. The purchase price to complete the acquisition was $69,076.

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using their fair values at the acquisition date. The computation of the purchase price, the allocation of the purchase price to the net assets of Mystic and the resulting goodwill are presented below.

Purchase price
Mystic common stock exchanged (60% of shares outstanding) for Company common stock		939,567
Exchange ratio		2.6786
Company common stock issued (adjusted for fractional shares)		2,516,525
Purchase price per Company share of common stock (1)		$15.57
Total value of the Company’s common stock exchanged			$39,182
Cash paid in exchange for 40% of Mystic shares outstanding and in lieu of issuance of fractional shares			23,729
Cash paid to holders of Mystic stock options, net of related income tax benefits			2,605
Direct acquisition costs, net of related income tax benefits			4,668
Adjustment for 69,394 shares of Company common stock obtained and placed in treasury resulting from termination of Mystic’s employee stock option plan and Company common stock owned by Mystic			(1,108)
Total purchase price			69,076

Allocation of the purchase price
Mystic stockholders’ equity		$28,101
Adjustments to reflect assets acquired at fair value:
Investment securities	$(181)
Loans	(3,418)
Bank premises and equipment	3,176
Other real estate owned	(132)
Core deposit intangible	11,841
	11,286
Adjustments to reflect liabilities assumed at fair value:
Deposits	1,100
Borrowed funds	319
Subordinated debt	337
Deferred income tax liability	3,836
Other liabilities	316
	$5,908
Net effect of fair value adjustments		$5,378
Fair value of net assets acquired			33,479
Goodwill resulting from the acquisition			$35,597

(1)   The value assigned per common share was the closing market price of the Company’s shares on January 7, 2005. The price approximated the average market price of the Company’s shares for the two days prior to, and the two days following, January 7, 2005.

The core deposit intangible asset acquired is being amortized over nine years on an accelerated basis using the sum-of-the-digits method. Goodwill, which is not deductible for income tax purposes, will be subject to at least an annual test for impairment. If impairment is deemed to have occurred, the amount of impairment will be charged to expense when identified.

The following table summarizes unaudited pro forma information as if the acquisition of Mystic had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition, the amortization of the core deposit intangible and the accretion and amortization of the purchase accounting adjustments which affected net interest income and non-interest expense. Special charges related to the acquisition and merger recorded by Mystic totaling $3,116 ($2,025 after-tax) and by the Company totaling $893 ($520 after-tax) have been excluded from the pro forma results for the six months ended June 30, 2005. The special charges recorded by Mystic resulted in an increase in goodwill recorded in connection with the acquisition. In addition, an assumed interest charge relating to the cash portion of the purchase price was deducted from the pro forma operating results for both the three months and six months ended June 30, 2005 and 2004. No effect has been given to expected cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net interest income	$17,130	$16,613	$34,437	$32,509
Provision for loan losses	957	844	2,111	1,451
Net interest income after provision for loan losses	16,173	15,769	32,326	31,058
Non-interest income	1,578	1,677	3,519	3,966
Non-interest expense	(8,058)	(8,994)	(16,883)	(18,304)
Income before income taxes	9,693	8,452	18,962	16,720
Provision for income taxes	3,954	3,397	7,918	6,740
Net income	$5,739	$5,055	$11,044	$9,980

Earning per share:
Basic	$0.10	$0.08	$0.18	$0.17
Diluted	0.09	0.08	0.18	0.16

Weighted average shares outstanding:
Basic	60,086,614	59,694,485	60,065,743	59,603,239
Diluted	60,866,872	60,504,943	60,852,444	60,498,214

(3)       Earnings Per Share Reconciliation (Dollars in thousands except per share amounts)

The following table is the reconciliation of basic and diluted earnings per share as required under SFAS No. 128 for the three months and six months ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income	$5,441	$5,441	$4,622	$4,622

Weighted average shares outstanding	60,086,614	60,086,614	57,247,354	57,247,354
Effect of dilutive securities	—	780,258	—	810,458
Adjusted weighted average shares outstanding	60,086,614	60,866,872	57,247,354	58,057,812

Earnings per share	$0.09	$0.09	$0.08	$0.08

	Six months ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income	$10,973	$10,973	$9,274	$9,274

Weighted average shares outstanding	59,984,623	59,984,623	57,156,108	57,156,108
Effect of dilutive securities	—	786,701	—	894,975
Adjusted weighted average shares outstanding	59,984,623	60,771,324	57,156,108	58,051,083

Earnings per share	$0.18	$0.18	$0.16	$0.16

(4)       Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$245,072	$35	$800	$244,307
Municipal obligations	8,676	5	72	8,609
Corporate obligations	10,998	83	25	11,056
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	9,836	—	22	9,814
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	56,685	22	375	56,332
Total debt securities	331,767	145	1,294	330,618
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,881	738	48	3,571
Total securities available for sale	$339,648	$883	$1,342	$339,189

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	357	18	—	375
Total securities held to maturity	$857	$18	$—	$875

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$169,888	$8	$731	$169,165
Municipal obligations	2,706	—	9	2,697
Corporate obligations	8,584	165	—	8,749
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	46,016	6	87	45,935
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	24,346	47	47	24,346
Total debt securities	252,040	226	874	251,392
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,940	1,529	9	4,460
Total securities available for sale	$259,980	$1,755	$883	$260,852
Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	389	25	—	414
Total securities held to maturity	$889	$25	$—	$914

(5)       Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2005	2004
Mortgage loans:
One-to-four family	$287,331	$135,995
Multi-family	385,941	334,884
Commercial real estate	360,540	297,014
Construction and development	61,309	35,237
Home equity	43,605	14,066
Second	16,305	53,499
Total mortgage loans	1,155,031	870,695
Commercial loans	103,054	75,349
Indirect automobile loans	419,579	368,962
Other consumer loans	3,090	2,406
Total gross loans	1,680,754	1,317,412
Unadvanced funds on loans	(82,836)	(57,205)
Deferred loan origination costs (fees):
Indirect automobile loans	10,544	9,732
Other	(167)	(302)
Total loans	$1,608,295	$1,269,637

(6)       Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six month ended June 30,
	2005	2004

Balance at beginning of period	$17,540	$16,195
Allowance obtained through acquisition	3,501	—
Provision for loan losses	1,611	1,041
Charge-offs	(881)	(319)
Recoveries	404	45
Balance at end of period	$22,175	$16,962

(7)       Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2005	2004

Demand checking accounts	$68,872	$38,588
NOW accounts	107,317	67,217
Savings accounts	96,696	30,634
Guaranteed savings accounts	51,726	49,844
Money market savings accounts	265,793	270,425
Certificate of deposit accounts	555,591	317,250
Total deposits	$1,145,995	$773,958

(8)       Accumulated Other Comprehensive Income (Loss) (Dollars in thousands)

Accumulated other comprehensive income (loss) is comprised entirely of unrealized gains (losses) on securities available for sale, net of income taxes. At June 30, 2005 and December 31, 2004, such taxes amounted to $(172) and $312, respectively.

(9)       Commitments (Dollars in thousands)

At June 30, 2005, the Company had outstanding commitments to originate loans of $37,915, $19,935 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $52,702, of which $48,553 were equity lines of credit.

(10)     Dividend Declaration

On July 21, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable on August 15, 2005 to stockholders of record on July 29, 2005.

(11)     Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s stock option plans for the six months ended June 30, 2005 was as follows:

Options outstanding at January 1, 2005	3,182,508
Options exercised at $4.944 per share	(4,520)
Options outstanding at June 30, 2005	3,177,988

Exercisable at June 30, 2005:
$4.944 per share	1,771,568
$11.00 per share	5,393
$12.91 per share	20,000
$14.95 per share	1,095,900
$15.42 per share	3,527
2,896,388

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. Options awarded vest over periods ranging from less than one month through over five years. As of June 30, 2005, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 Option Plan, dividend equivalent rights amounting to $363 and $375 were paid during the six months ended June 30, 2005 and 2004 to holders of unexercised options as a result of the $0.20 per share extra dividends paid to stockholders in February 2005 and 2004.

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement, death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. As of June 30, 2005, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 98,000 shares, respectively.

Total expense for the RRP plans amounted to $651, $718, $1,372 and $1,446 for the three months and six months ended June 30, 2005 and 2004, respectively.

(12)     Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2004 and an estimate of the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2005:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Service cost	$38	$32	$77	$60
Interest cost	20	18	39	34
Transition obligation	—	6	—	10
Prior service cost	(6)	—	(11)	—
Actuarial loss	7	5	13	6
Net periodic benefit costs	$59	$61	$118	$110

Benefits paid for the six months ended June 30, 2005 and 2004 amounted to $9 and $11, respectively.

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

Common Stock Repurchases

As of June 30, 2005, the Company was authorized to repurchase up to 1,772,532 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

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

The Company’s critical accounting policies relate to the allowance for loan losses and the accounting for premiums and discounts on debt securities.  See note 1 to the unaudited consolidated financial statements included on page 8 herein for a description of those accounting policies and the Non-Performing Assets, Restructured Loans and Allowance for Loan Losses sub-sections appearing on pages 23 and 24 herein.

Executive Summary

Operating Highlights

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)

Net interest income	$17,130	$12,887	$34,184	$25,062
Provision for loan losses	957	711	1,611	1,041
Non-interest income	1,578	1,229	3,196	3,110
Merger/conversion expense	511	—	893	—
Amortization of core deposit intangible	593	—	1,185	—
Other non-interest expenses	7,465	5,545	15,216	11,386
Income before income taxes	9,182	7,860	18,475	15,745
Provision for income taxes	3,741	3,238	7,502	6,471
Net income	5,441	4,622	10,973	9,274

Basic earnings per common share	$0.09	$0.08	$0.18	$0.16
Diluted earnings per common share	0.09	0.08	0.18	0.16

Interest rate spread	2.52%	2.42%	2.55%	2.35%
Net interest margin	3.26%	3.29%	3.28%	3.24%

Financial Condition Highlights

	At	At	At
	June 30,	December 31,	June 30,
	2005	2004	2004
	(In thousands)

Total assets	$2,216,146	$1,694,499	$1,610,218
Net loans	1,586,120	1,252,097	1,166,043
Deposits	1,145,995	773,958	725,486
Borrowed funds	427,277	320,171	273,738
Stockholders’ equity	613,122	585,013	596,242

Allowance for loan losses	$22,175	$17,540	$16,962
Non-performing assets	1,916	439	322

Stockholders’ equity to total assets	27.67%	34.52%	37.03%

The major factors affecting comparison of the operating and financial condition highlights presented above were:

•      The acquisition of Mystic Financial, Inc. (“Mystic”) as of January 7, 2005

•      Changes in interest rate spread and net interest margin – see the Operating Highlights table above

•      Continued growth of the indirect automobile loan portfolio - $420 million in loans outstanding at June 30, 2005 compared to $369 million at the end of 2004, $313 million at June 30, 2004 and $211 million at the end of 2003

•      Higher provisions for loan losses - see the Operating Highlights table above

•      Higher non-interest income from mortgage loan prepayment fees - $755,000 in the 2005 quarterly period compared to $278,000 in the 2004 quarterly period

Detailed commentary on each of the items listed above follows.

Acquisition of Mystic

As described more fully in note 2 to the unaudited consolidated financial statements on pages 10 through 12 herein, the Company acquired Mystic on January 7, 2005. The acquisition added $486.8 million to the Company’s assets at that date (including goodwill of $35.6 million and a core deposit intangible of $11.8 million) and $420.4 million (including deposits of $332.3 million) to the Company’s liabilities. These additions accounted for much of the increase in the Company’s assets and liabilities between December 31, 2004 and June 30, 2005. The issuance of 2,516,525 shares of the Company’s common stock in connection with the acquisition added $39.2 million to stockholders’ equity.

 Much of the improvement in net interest income in the three month and six month periods ended June 30, 2005 compared to the three month and six month periods ended June 30, 2004 was attributable to the inclusion of the acquired assets and liabilities mentioned above. As part of the acquisition, Mystic was merged into the Company and, on April 11, 2005, the operating systems of Mystic’s bank subsidiary (“Medford”) were converted to the operating systems of the Company’s bank subsidiary (“Brookline”). Merger/conversion related expenses of $893,000 were incurred in the six month period ended June 30, 2005, $511,000 of which were incurred in the 2005 second quarter. No further significant additional merger/conversion related expenses are expected to be incurred after June 30, 2005.

Non-interest expense in the three month and six month periods ended June 30, 2005 also included charges for amortization of the core deposit intangible of $593,000 and $1,185,000, respectively. Amortization of that asset, which is deductible for income tax purposes, will occur over a nine year period on an accelerated basis. Total amortization will be as follows (in thousands):

Year ended December 31:
2005	$2,368
2006	2,105
2007	1,842
2008	1,579
2009	1,316
2010 through 2013	2,631

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and six months ended June 30, 2005 and 2004. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2005			2004
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$142,570	$1,009	2.84%	$118,387	$305	1.03%
Debt securities (2)	339,102	2,671	3.15	273,969	1,951	2.85
Equity securities (2)	31,513	343	4.36	25,202	167	2.63
Mortgage loans (3)	1,104,434	16,857	6.11	817,699	12,032	5.89
Money market loan participations	—	—	—	640	2	1.15
Other commercial loans (3)	75,013	1,104	5.89	30,916	434	5.62
Indirect automobile loans (3)	415,010	4,341	4.20	303,983	2,993	3.95
Other consumer loans (3)	3,044	54	7.10	2,341	44	7.52
Total interest-earning assets	2,110,686	26,379	4.99%	1,573,137	17,928	4.55%
Allowance for loan losses	(21,526)			(16,501)
Non-interest earning assets	101,438			29,442
Total assets	$2,190,598			$1,586,078

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$101,296	42	0.17%	$62,666	22	0.14%
Savings accounts	159,875	554	1.39	74,713	319	1.71
Money market savings accounts	274,155	1,043	1.53	282,121	842	1.20
Certificate of deposit accounts	531,164	3,715	2.81	261,911	1,649	2.53
Total deposits	1,066,490	5,354	2.01	681,411	2,832	1.67
Borrowed funds	413,234	3,672	3.52	259,327	2,174	3.32
Subordinated debt	12,299	168	5.40	—	—	—
Total interest bearing liabilities	1,492,023	9,194	2.47%	940,738	5,006	2.13%
Non-interest-bearing demand checking accounts	69,188			35,286
Other liabilities	14,770			13,744
Total liabilities	1,575,981			989,768
Stockholders’ equity	614,617			596,310
Total liabilities and stockholders’ equity	$2,190,598			$1,586,078
Net interest income (tax equivalent basis)/interest rate spread (4)		17,185	2.52%		12,922	2.42%
Less adjustment of tax exempt income		55			35
Net interest income		$17,130			$12,887
Net interest margin (5)			3.26%			3.29%

(1)     Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)     Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)     Loans on non-accrual status are included in average balances.

(4)     Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)     Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2005			2004
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$141,142	$1,855	2.65%	$119,873	$603	1.01%
Debt securities (2)	328,315	4,970	3.03	275,318	3,466	2.52
Equity securities (2)	31,625	663	4.22	24,657	342	2.78
Mortgage loans (3)	1,107,172	33,527	6.06	824,032	24,283	5.89
Money market loan participations	86	1	2.43	1,183	7	1.19
Other commercial loans (3)	76,264	2,209	5.79	30,678	860	5.61
Indirect automobile loans (3)	402,310	8,237	4.13	275,263	5,328	3.88
Other consumer loans (3)	3,002	105	7.20	2,290	87	7.60
Total interest-earning assets	2,089,916	51,567	4.93%	1,553,294	34,976	4.49%
Allowance for loan losses	(20,845)			(16,347)
Non-interest earning assets	95,840			34,389
Total assets	$2,164,911			$1,571,336

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$99,115	76	0.15%	$61,956	42	0.14%
Savings accounts	159,674	1,103	1.39	56,521	414	1.47
Money market savings accounts	284,346	1,990	1.41	288,022	1,780	1.24
Certificate of deposit accounts	501,771	6,743	2.71	258,463	3,293	2.56
Total deposits	1,044,906	9,912	1.91	664,962	5,529	1.67
Borrowed funds	408,624	7,053	3.43	256,243	4,313	3.33
Subordinated debt	11,669	304	5.18	—	—	—
Total interest bearing liabilities	1,465,199	17,269	2.38%	921,205	9,842	2.14%
Non-interest-bearing demand checking accounts	67,672			34,060
Other liabilities	15,907			14,745
Total liabilities	1,548,778			970,010
Stockholders’ equity	616,133			601,326
Total liabilities and stockholders’ equity	$2,164,911			$1,571,336
Net interest income (tax equivalent basis)/interest rate spread		34,298	2.55%		25,134	2.35%
Less adjustment of tax exempt income		114			72
Net interest income (4)		$34,184			$25,062
Net interest margin (5)			3.28%			3.24%

(1)     Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)     Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)     Loans on non-accrual status are included in average balances.

(4)     Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)     Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the tables on this page and the preceding page follow.

•        Net interest income was $4,243,000, or 32.9%, higher in the 2005 quarter compared to the 2004 quarter and $9,122,000, or 36.4%, higher in the 2005 six month period compared to the 2004 six month period. The increases were due to growth in assets, notably from the Mystic acquisition and higher balances of indirect automobile loans, and improvement in interest rate spread from 2.42% in the 2004 quarter to 2.52% in the 2005 quarter and from 2.35% in the 2004 six month period to 2.55% in the 2005 six month period.

•        After completion of the Mystic acquisition, in the 2005 first quarter, the Company sold $29.9 million of fixed rate residential mortgage loans originated by Mystic with 15 to 30 year maturities and $8.9 million of callable bonds purchased by Mystic with maturities extendable to over 10 years. While the sale of these assets had an adverse short-term effect on interest income, the risk of a decline in earnings in the future from holding long-term fixed rate assets in a rising interest rate environment was reduced.

•        While interest rate spread improved in the 2005 second quarter compared to the 2004 second quarter, it declined from the 2.59% interest rate spread achieved in the 2005 first quarter. The decline resulted from a more rapid increase in the average rate paid on deposits and all interest-bearing liabilities (20 basis points and 19 basis points, respectively) than the increase in the average rate earned on assets (12 basis points). The rise in the average rate paid for funds resulted from the rate setting actions of the Federal Reserve and increased competition for deposits.

•        Net interest margin improved from 3.24% in the 2004 six month period to 3.28% in the 2005 six month period, but declined from 3.29% in the 2004 second quarter and 3.31% in the 2005 first quarter to 3.26% in the 2005 second quarter. The decline in net interest margin was due primarily to the reduction in the percent of total assets funded by stockholders’ equity from 37.6% in the 2004 second quarter to 28.9% in the 2005 first quarter and 28.1% in the 2005 second quarter. Also contributing to the decline between the first and second quarters of 2005 were the changes in interest rates earned and paid described in the preceding subsection.

As we have mentioned several times in prior reports, interest rate spread and net interest margin are greatly influenced by interest rates established by the Federal Reserve for overnight borrowings between banks. Since a high percent of the Company’s assets are funded by stockholders’ equity (see the preceding subsection) for which there is no charge for interest expense, declining rates usually cause a greater reduction in interest income from lower yields earned on assets than the reduction in interest expense from lower rates paid on deposits and borrowed funds. Rising interest rates usually cause the opposite effect.

From May 2000 through June 2003, the overnight borrowing rate established by the Federal Reserve declined from 6.50% to 1.00%. It remained at 1.00% until June 30, 2004 when the rate was increased to 1.25%. In each of the subsequent four quarters, two increases of 25 basis points each occurred that ultimately took the overnight borrowing rate to 3.25% at June 30, 2005. In anticipation of a rising interest rate environment, the Company restricted most of its purchases of investments over the past year to securities with maturities of two years or less. This, coupled with the fact that (a) the Company’s loan growth has been concentrated in indirect automobile lending where the average life over which the loans are paid is in the two to three year range and (b) rates paid on deposits and borrowed funds remained relatively stable, were the primary reasons for the increase in the Company’s net interest income.

While net interest income is expected to continue to improve in the next six months, interest rate spread might experience a modest decline as a result of upward repricing of deposits and borrowed funds at a pace faster than improvement in asset yields. Trends in interest rates depend on many factors and, accordingly, actual rates in the future could vary significantly with the Company’s rate predictions.

Indirect Automobile Lending

The indirect automobile loan portfolio has grown from $211 million at the end of 2003 to $369 million at the end of 2004 and $420 million at June 30, 2005. Sustaining a steady rate of growth becomes more challenging as loan portfolio balances rise because of the increase in cash flow that results from normal scheduled loan payments. Net growth in the second half of 2005 should be in the range of that experienced in the first half of 2005 due in part to expansion of the Company’s geographic market area into Connecticut, Rhode Island and western Massachusetts. Actual growth will depend on a number of factors, including the economy, the interest rate environment, the appetite of consumers for new and used automobiles, incentives offered by manufacturers and our success in establishing relationships with additional dealerships.

Historically, the Company has focused on originating loans to customers with good credit histories. The same underwriting criteria applied to date will be applied to loans originated in the expanded geographic market area. The average credit score of all indirect automobile loans outstanding at June 30, 2005 exceeded 720 and loans with credit scores below 660 at that date were less than the 15% maximum limit allowed by Company policy. At June 30, 2005, indirect automobile loans delinquent more than 30 days were $3.7 million, or 0.89% of the portfolio. Net charge-offs in the six months ended June 30, 2005 were $556,000, resulting in an annualized net charge-off rate of 0.28% of average indirect automobile loans outstanding.

Provision for Loan Losses

The provision for loan losses increased from $711,000 in the 2004 quarter to $957,000 in the 2005 quarter and from $1,041,000 in the 2004 six month period to $1,611,000 in the 2005 six month period. Of these amounts, $501,000, $623,000, $883,000 and $1,327,000, respectively, related to the indirect automobile loan portfolio. The amounts provided exceeded the net amounts charged off of $137,000, $237,000, $271,000 and $556,000 in those respective periods. The substantial excess of provisions over charge-offs is in light of the growth of the portfolio and the short amount of time that has elapsed since February 2003 when the Company commenced originating such loans. The economy has been relatively strong since the beginning of 2003 and, accordingly, the Company has no experience on how collection of the portfolio could be affected in a weakened economy. Until such experience is garnered and the rate of portfolio growth starts to subside, the Company expects that amounts provided for loan losses related to the indirect automobile loan portfolio will continue to exceed net charge-offs.

The provision for loan losses not attributable to indirect automobile loans related to growth of the remainder of the loan portfolio and assignment of higher risk ratings to certain loans acquired in the Mystic transaction. The Company is utilizing its more conservative underwriting criteria in the origination of new loans to the Mystic customer base and is striving to strengthen the collectibility of certain commercial real estate and commercial and industrial loans acquired in the Mystic transaction by obtaining additional collateral and better repayment terms. Success in these endeavors could improve the collectibility of such loans and, accordingly, allow for future recapture of amounts provided that resulted from assignment of higher risk ratings. Conversely, if endeavors are not successful, the ultimate collectibility of such acquired loans could be impeded and result in additional provisions for loan losses. At this time, it is not expected that any required additional provisions due to unsuccessful efforts to strengthen such acquired loans will be material to the Company’s financial statements. Actual amounts provided in the future related to acquired loans will depend on each loan’s facts and circumstances as of the dates financial statements are presented. Except for two loans with an aggregate balance of $719,000 delinquent over 30 days, all acquired commercial real estate and commercial and industrial loans were current in their payments at June 30, 2005.

Mortgage Loan Prepayment Fees

Fees from mortgage loan prepayments increased from $278,000 in the 2004 quarter to $755,000 in the 2005 quarter and from $1,141,000 in the 2004 six month period to $1,145,000 in the 2005 six month period. Generally, mortgage loan prepayments decline when interest rates are rising.

Other Highlights

Securities Gains. Gains from sales of marketable equity securities declined from $381,000 in the 2004 quarter to $259,000 and from $961,000 in the 2004 six month period to $853,000 in the 2005 six month period.

Non-Interest Expenses. Excluding merger/conversion expenses and amortization of the core deposit intangible, non-interest expense increased $1,920,000, or 34.6%, in the 2005 quarter compared to the 2004 quarter and $3,830,000, or 33.6%, in the 2005 six month period compared to the 2004 six month period. Most of the increases were attributable to the Mystic acquisition, the opening of a new branch in the fall of 2004, higher premiums for employee medical benefits and higher professional fees resulting primarily from compliance with the requirements of the Sarbanes-Oxley Act relating to internal control over financial reporting. Commencing in the third quarter of 2005, data processing expenses are expected to decline in the range of $200,000 to $250,000 per quarter as a result of a renegotiated contract with a third-party vendor.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$60	$111
One-to-four family mortgage loans	167	—
Total non-accrual loans	227	111
Other real estate owned	1,400	—
Repossessed vehicles	289	328
Total non-performing assets	$1,916	$439

Restructured loans	—	—

Allowance for loan losses	$22,175	$17,540

Allowance for loan losses as a percent of total loans	1.38%	1.38%
Non-accrual loans as a percent of total loans	0.01%	0.01%
Non- performing assets as a percent of total assets	0.09%	0.03%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. Impaired loans equalled non-accrual loans at June 30, 2005 and December 31, 2004. A specific reserve of $67 was established on a one-to-four family residential mortgage loan on non-accrual at June 30, 2005.

Other real estate owned at June 30, 2005 was comprised of a residential property resulting from a foreclosure initiated by Mystic prior to the acquisition date. An expected sale of the property scheduled to take place in the second quarter of 2005 did not materialize. The property remains listed for sale.

The increase in the allowance for loan losses from $17.5 million at December 31, 2004 to $22.2 million at June 30, 2005 resulted primarily from the inclusion of Mystic’s allowance for loan losses of $3.5 million as of the acquisition date. That amount included $500,000 for a $1.4 million Mystic loan identified as a potential problem loan and $225,000 to conform the methodology applied by Mystic to arrive at its allowance for loan losses to that applied by the Company. These additions are included in the total provision for loan losses in the pro forma statement of income for the six months ended June 30, 2005 presented in note 2 to the unaudited consolidated financial statements appearing on page 12 herein.

See the “Provision for Loan Losses” subsection on pages 22 and 23 herein for additional comments relating to provisions added to the allowance for loan losses. The comments relate to the indirect automobile loan portfolio and certain loans acquired in the Mystic transaction.

Prior to January 1, 2005, the Company allocated part of its allowance for loan losses to address the risk associated with the normal lag that exists between the time deterioration might occur in a higher risk loan (commercial loans and mortgage loans excluding residential and home equity mortgage loans) and when such deterioration becomes known. While this lag represents an additional risk, the Company has determined that measurement of that risk is not readily quantifiable and that the amounts previously allocated for such risk were based on somewhat arbitrary assumptions. Accordingly, the amount previously allocated for such risk ($1.5 million at December 31, 2004) has been included in the unallocated portion of the allowance effective January 1, 2005. After inclusion of that amount, the unallocated portion of the allowance at June 30, 2005 was $4.0 million, or 18.3% of the total allowance for loan losses at that date.

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

At June 30, 2005, interest-earning assets maturing or repricing within one year amounted to $937.1 million and interest-bearing liabilities maturing or repricing within one year amounted to $921.8 million, resulting in a cumulative one year positive gap position of $15.3 million, or 0.7% of total assets. At December 31, 2004, the Company had a positive one year cumulative gap position of $146.0 million, or 8.6% of total assets. The reduction in the cumulative one year positive gap position is due primarily to inclusion of the assets acquired and liabilities assumed in the Mystic acquisition.

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

Deposits increased from $725 million at June 30, 2004 to $1.1 billion at June 30, 2005. Of the $420 million increase between those dates, $332 million resulted from the Mystic acquisition. The balance of Mystic related deposits increased to $354 million at June 30, 2005. The attractive deposit base of Mystic was one of the important reasons for pursuing the acquisition.

In the 2005 second quarter, deposits increased by $2.5 million. Despite this modest increase, the mix of the deposits changed more significantly. Balances in certificate of deposit accounts increased by approximately $44 million but balances in transaction savings accounts declined by approximately $40 million. This shift was caused by the higher interest rate environment emanating from the actions of the Federal Reserve over the past year and more aggressive deposit pricing by competitors. While the Company believes that it will retain its deposit base, it is expected that the rates that will have to be offered to maintain and grow deposits will continue to rise. In the next six months, approximately $236 million of certificates of deposit bearing an average annual rate of interest of 2.64% will mature. Renewal of these deposits at maturity will likely result in a higher average annual rate of interest than that which exists at present.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2005 amounted to $427.3 million and the Company had the capacity to increase that amount to $606.3 million. Of the advances outstanding, $110 million will mature in the next six months. The average annual rate paid on those advances is 2.41%. As in the case of deposits mentioned above, renewal of these maturing advances will result in a higher average annual rate of interest than that which exists at present.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2005, such assets amounted to $225.3 million, or 10.2% of total assets.

At June 30, 2005, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $406.8 million, or 20.2% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure, see “Asset/Liability Management” in Item 2 of Part 1 of this report (page 24 herein) and pages 14 through 17 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2004.

For quantitative information about market risk, see pages 14 through 17 of the Company’s 2004 Annual Report.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act) at the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective to insure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2005, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms, the approval of the Company’s Annual Senior Executive Officer Incentive Compensation Plan and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Against
Election of Directors:
George C. Caner, Jr.	53,189,516	1,579,342
Richard P. Chapman, Jr.	53,207,544	1,561,314
John J. Mc Glynn	54,162,657	606,201
William V. Tripp, III	53,380,770	1,388,088
Peter O. Wilde	53,383,988	1,384,870

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Approval of the Company’s Annual Senior Executive Officer Incentive Plan	51,136,871	3,243,375	388,612

Ratification of appointment of the independent registered public accounting firm	54,435,009	273,575	60,274

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 11	Statement Re Computation of Per Share Earnings. The required information is included in Part I under Notes to Unaudited Consolidated Financial Statements, Note 3, on page 12 herein.

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 4, 2005	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 4, 2005	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer