Form 10-Q
period 2005-09-30
BROOKLINE BANCORP INC
filed 2005-11-07
CIK 1049782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Common stock, $0.01 par value – 61,584,691 shares outstanding as of November 7, 2005.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.  Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$16,004	$8,937
Short-term investments	133,707	127,928
Securities available for sale	349,813	260,852
Securities held to maturity (market value of $857 and $914, respectively)	841	889
Restricted equity securities	23,081	17,444
Loans	1,620,090	1,269,637
Allowance for loan losses	(21,900)	(17,540)
Net loans	1,598,190	1,252,097
Other investment	4,545	4,456
Accrued interest receivable	8,609	5,801
Bank premises and equipment, net	11,198	3,900
Other real estate owned	1,150	—
Deferred tax asset	9,486	9,980
Prepaid income taxes	1,813	270
Core deposit intangible	10,064	—
Goodwill	35,615	—
Other assets	2,972	1,945
Total assets	$2,207,088	$1,694,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,153,854	$773,958
Borrowed funds	421,896	320,171
Subordinated debt	12,249	—
Mortgagors’ escrow accounts	5,465	4,464
Accrued expenses and other liabilities	12,118	10,893
Total liabilities	1,605,582	1,109,486

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,989,384 shares and 60,477,939 shares issued, respectively	630	605
Additional paid-in capital	512,163	471,799
Retained earnings, partially restricted	120,620	144,081
Accumulated other comprehensive income (loss)	(1,158)	560
Treasury stock, at cost – 1,404,693 shares and 1,335,299 shares, respectively	(18,144)	(17,017)
Unearned compensation - recognition and retention plans	(8,779)	(10,963)
Unallocated common stock held by ESOP – 701,623 shares and 743,221 shares, respectively	(3,826)	(4,052)
Total stockholders’ equity	601,506	585,013

Total liabilities and stockholders’ equity	$2,207,088	$1,694,499

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)
Interest income:
Loans	$22,830	$16,081	$66,908	$46,646
Debt securities	2,876	1,427	7,787	4,874
Marketable equity securities	78	65	228	213
Restricted equity securities	241	139	699	280
Short-term investments	1,259	401	3,115	1,004
Total interest income	27,284	18,113	78,737	53,017

Interest expense:
Deposits	6,159	2,975	16,071	8,504
Borrowed funds	3,994	2,477	11,048	6,790
Subordinated debt	182	—	485	—
Total interest expense	10,335	5,452	27,604	15,294
Net interest income	16,949	12,661	51,133	37,723
Provision for loan losses	32	635	1,643	1,676
Net interest income after provision for loan losses	16,917	12,026	49,490	36,047

Non-interest income:
Fees and charges	798	496	2,851	2,166
Gains on securities, net	—	806	853	1,767
Swap agreement market valuation credit	—	50	49	178
Other income	130	142	371	493
Total non-interest income	928	1,494	4,124	4,604

Non-interest expense:
Compensation and employee benefits	3,332	2,477	9,889	7,549
Recognition and retention plans	668	722	2,040	2,168
Occupancy	721	399	2,111	1,189
Equipment and data processing	1,361	1,164	4,547	3,249
Advertising and marketing	352	113	807	490
Dividend equivalent rights	339	359	702	734
Merger/conversion	1	—	894	—
Amortization of core deposit intangible	593	—	1,778	—
Other	1,263	625	3,156	1,866
Total non-interest expense	8,630	5,859	25,924	17,245

Income before income taxes	9,215	7,661	27,690	23,406
Provision for income taxes	3,694	3,164	11,196	9,635
Net income	$5,521	$4,497	$16,494	$13,771

Earnings per common share:
Basic	$0.09	$0.08	$0.27	$0.24
Diluted	0.09	0.08	0.27	0.24

Weighted average common shares outstanding during the period:
Basic	60,108,206	57,373,970	60,026,232	57,229,259
Diluted	60,948,961	58,144,811	60,830,950	58,082,856

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)

Net income	$5,521	$4,497	$16,494	$13,771

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	(1,377)	362	(1,855)	(1,059)
Income tax (charge) benefit	506	(130)	684	380
Net unrealized holding gains (losses)	(871)	232	(1,171)	(679)

Less reclassification adjustment for gains included in net income:
Realized gains	—	806	853	1,767
Income tax expense	—	289	306	634
Net reclassification adjustment	—	517	547	1,133

Net other comprehensive loss	(871)	(285)	(1,718)	(1,812)

Comprehensive income	$4,650	$4,212	$14,776	$11,959

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands except share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

Net income	—	—	13,771	—	—	—	—	13,771

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,812)	—	—	—	(1,812)

Common stock dividends of $0.655 per share	—	—	(38,211)	—	—	—	—	(38,211)

Proceeds from exercise of stock options (319,623 shares)	3	1,577	—	—	—	—	—	1,580

Income tax benefit from exercise of non-incentive stock options	—	72	—	—	—	—	—	72

Recognition and retention shares forfeited	—	(107)	—	—	—	107	—	—

Income tax benefit related to recognition and retention plan shares	—	115	—	—	—	—	—	115

Compensation under recognition and retention plans	—	—	—	—	—	2,168	—	2,168

Common stock held by ESOP committed to be released (45,099 shares)	—	430	—	—	—	—	246	676

Balance at September 30, 2004	$605	$471,580	$144,977	$717	$(17,017)	$(11,685)	$(4,134)	$585,043

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

Net income	—	—	16,494	—	—	—	—	16,494

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,718)	—	—	—	(1,718)

Common stock dividends of $0.655 per share	—	—	(39,955)	—	—	—	—	(39,955)

Exercise of stock options (4,520 shares)	—	23	—	—	—	—	—	23

2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182

Shares obtained through the acquisition of Mystic Financial, Inc. (69,484 shares)	—	—	—	—	(1,127)	—	—	(1,127)

Income tax benefit related to RRP shares, dividends paid to ESOP participants and exercise of stock options	—	907	—	—	—	—	—	907

Recognition and retention shares forfeited	—	(144)	—	—	—	144	—	—

Compensation under recognition and retention plans	—	—	—	—	—	2,040	—	2,040

Common stock held by ESOP committed to be released (41,598 shares)	—	421	—	—	—	—	226	647

Balance at September 30, 2005	$630	$512,163	$120,620	$(1,158)	$(18,144)	$(8,779)	$(3,826)	$601,506

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2005	2004
	(unaudited)

Cash flows from operating activities:
Net income	$16,494	$13,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,643	1,676
Compensation under recognition and retention plans	2,040	2,168
Release of ESOP shares	647	676
Depreciation and amortization	1,159	522
Amortization, net of accretion, of securities premiums and discounts	1,671	2,989
Amortization of deferred loan origination costs	4,536	3,514
Amortization of core deposit intangible	1,778	—
Accretion of acquisition fair value adjustments	(1,377)	—
Amortization of mortgage servicing rights	51	—
Gains from sales of securities	(853)	(1,767)
Equity interest in earnings of other investment	(328)	(473)
Swap agreement market valuation credit	(49)	(178)
Write-down of other real estate owned	250	—
Income tax benefit from exercise of non-incentive stock options, recognition and retention plan shares and dividends paid to ESOP participants	907	187
Deferred income taxes	(839)	133
(Increase) decrease in:
Accrued interest receivable	(1,413)	(340)
Prepaid income taxes	1,552	(59)
Other assets	2,361	(561)
Increase (decrease) in:
Income taxes payable	—	(1,489)
Accrued expenses and other liabilities	519	1,779
Net cash provided from operating activities	30,749	22,548

Cash flows from investing activities:
Proceeds from sales of securities available for sale	9,769	2,132
Proceeds from redemptions and maturities of securities available for sale	164,896	96,674
Proceeds from redemptions and maturities of securities held to maturity	48	144
Purchase of securities available for sale	(201,790)	(85,334)
Purchase of Federal Home Loan Bank of Boston stock	(1,415)	(5,153)
Net increase in loans	(41,375)	(165,410)
Proceeds from sales of participations in loans	29,438	—
Purchase of bank premises and equipment	(861)	(895)
Acquisition, net of cash and cash equivalents acquired	(13,006)	—
Distribution from other investment	239	271
Net cash used for investing activities	(54,057)	(157,571)

	Nine months ended September 30,
	2005	2004
	(unaudited)

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	$(96,310)	$29,083
Increase in certificates of deposit	144,520	26,302
Proceeds from Federal Home Loan Bank of Boston advances	581,600	489,700
Repayment of Federal Home Loan Bank of Boston advances	(553,543)	(404,729)
Increase (decrease) in mortgagors’ escrow accounts	(181)	413
Proceeds from exercise of stock options	23	1,580
Payment of dividends on common stock	(39,955)	(38,211)
Net cash provided from financing activities	36,154	104,138

Net increase (decrease) in cash and cash equivalents	12,846	(30,885)
Cash and cash equivalents at beginning of period	136,865	144,703
Cash and cash equivalents at end of period	$149,711	$113,818

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$27,548	$15,130
Income taxes	9,392	10,862

Acquisition of Mystic Financial, Inc.:
Assets acquired (excluding cash and cash equivalents)	$471,412	$—
Liabilities assumed	420,351	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine months ended September 30, 2005 and 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Critical Accounting Policy - Allowance for Loan Losses

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

Management’s methodology provides for three allowance components. The first component represents allowances established for specific identified loans. The second component represents allowances for groups of homogenous loans that currently exhibit no identified weaknesses and are evaluated on a collective basis. Allowances for groups of similar loans are established based on factors such as historical loss experience, the level and trends of loan delinquencies, and the level and trends of classified assets. Regarding the indirect automobile loan portfolio, allowances are established over the average life of the loans due to the absence of sufficient historical loss experience. The last component is an unallocated allowance which is based on evaluation of factors such as trends in the economy and real estate values in the areas where the Company lends money, concentrations in the amount of loans the Company has outstanding to large borrowers and concentrations in the type and geographic location of loan collateral. Determination of the unallocated allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it (a) addresses the probable inherent risk of loss that exists in the Company’s loan portfolio (a large portion of which is comprised of mortgage loans with repayment terms extended over many years) and (b) helps to minimize the risk related to the imprecision inherent in the estimation of the other two components of the allowance.

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

	Three months ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income as reported	$5,521	$5,521	$4,497	$4,497
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(65)	(65)	(294)	(294)
Dividends on unvested restricted stock awards	(227)	(216)	(280)	(272)
Pro forma net income	$5,229	$5,240	$3,923	$3,931

Earnings per share:
As reported	$0.09	$0.09	$0.08	$0.08
Pro forma	0.09	0.09	0.07	0.07

	Nine months ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Net income as reported	$16,494	$16,494	$13,771	$13,771
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(194)	(194)	(941)	(941)
Dividends on unvested restricted stock awards	(531)	(508)	(656)	(634)
Pro forma net income	$15,769	$15,792	$12,174	$12,196

Earnings per share:
As reported	$0.27	$0.27	$0.24	$0.24
Pro forma	0.26	0.26	0.21	0.21

As required by SFAS 123-R, “Share-Based Payment”, effective January 1, 2006 the Company will commence charging to expense the grant-date fair value of stock options over the requisite service period. Based on options outstanding at September 30, 2005, adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks and short-term investments.

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

Under the terms of the transaction agreement, (a) 60% of the shares of Mystic common stock were exchanged for Company common stock based on an exchange ratio of 2.6786 shares of Company common stock for each share of Mystic common stock and (b) 40% of the shares of Mystic common stock were exchanged for cash of $39.00 per share. Cash was paid for fractional shares. The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Mystic be recorded at fair value as of the acquisition date. The results of operations of Mystic are included in the 2005 consolidated statement of income from the date of acquisition. The purchase price to complete the acquisition was $69,094.

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using their fair values at the acquisition date. The computation of the purchase price, the allocation of the purchase price to the net assets of Mystic and the resulting goodwill are presented below.

Purchase price
Mystic common stock exchanged (60% of shares outstanding) for Company common stock		939,567
Exchange ratio		2.6786
Company common stock issued (adjusted for fractional shares)		2,516,525
Purchase price per Company share of common stock (1)		$15.57
Total value of the Company’s common stock exchanged			$39,182
Cash paid in exchange for 40% of Mystic shares outstanding and in lieu of issuance of fractional shares			23,729
Cash paid to holders of Mystic stock options, net of related income tax benefits			2,605
Direct acquisition costs, net of related income tax benefits			4,686
Adjustment for 69,484 shares of Company common stock obtained and placed in treasury resulting from termination of Mystic’s employee stock option plan and Company common stock owned by Mystic			(1,108)
Total purchase price			69,094

Allocation of the purchase price
Mystic stockholders’ equity		$28,101
Adjustments to reflect assets acquired at fair value:
Investment securities	$(181)
Loans	(3,418)
Bank premises and equipment	3,176
Other real estate owned	(132)
Core deposit intangible	11,841
	11,286
Adjustments to reflect liabilities assumed at fair value:
Deposits	1,100
Borrowed funds	319
Subordinated debt	337
Deferred income tax liability	3,836
Other liabilities	316
	5,908
Net effect of fair value adjustments		5,378
Fair value of net assets acquired			33,479
Goodwill resulting from the acquisition			$35,615

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

The following table summarizes unaudited pro forma information as if the acquisition of Mystic had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition, the amortization of the core deposit intangible and the accretion and amortization of the purchase accounting adjustments which affected net interest income and non-interest expense. Special charges related to the acquisition and merger recorded by Mystic totaling $3,116 ($2,025 after-tax) and by the Company totaling $894 ($520 after-tax) have been excluded from the pro forma results for the nine months ended September 30, 2005. The special charges recorded by Mystic resulted in an increase in goodwill recorded in connection with the acquisition. In addition, an assumed interest charge relating to the cash portion of the purchase price was deducted from the pro forma operating results for both the three months and nine months ended September 30, 2005 and 2004. No effect has been given to expected cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net interest income	$16,949	$16,399	$51,386	$48,908
Provision for loan losses	32	814	2,143	2,265
Net interest income after provision for loan losses	16,917	15,585	49,243	46,643
Non-interest income	928	1,787	4,447	5,753
Non-interest expense	(8,630)	(9,704)	(25,512)	(28,008)
Income before income taxes	9,215	7,668	28,178	24,388
Provision for income taxes	3,694	3,158	11,613	9,897
Net income	$5,521	$4,510	$16,565	$14,491

Earning per share:
Basic	$0.09	$0.08	$0.28	$0.24
Diluted	0.09	0.07	0.27	0.24

Weighted average shares outstanding:
Basic	60,108,206	59,821,011	60,080,013	59,676,300
Diluted	60,948,961	60,591,852	60,884,731	60,529,897

(3)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$262,750	$—	$1,462	$261,288
Municipal obligations	8,673	—	124	8,549
Auction rate municipal obligations	12,750	—	—	12,750
Corporate obligations	7,987	79	15	8,051
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	2,162	—	4	2,158
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	52,946	11	1,014	51,943
Total debt securities	347,768	90	2,619	345,239
Auction rate preferred stock	1,000	—	—	1,000
Other marketable equity securities	2,881	736	43	3,574
Total securities available for sale	$351,649	$826	$2,662	$349,813

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	341	16	—	357
Total securities held to maturity	$841	$16	$—	$857

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$169,888	$8	$731	$169,165
Municipal obligations	2,706	—	9	2,697
Corporate obligations	8,584	165	—	8,749
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	46,016	6	87	45,935
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	24,346	47	47	24,346
Total debt securities	252,040	226	874	251,392
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,940	1,529	9	4,460
Total securities available for sale	$259,980	$1,755	$883	$260,852

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	389	25	—	414
Total securities held to maturity	$889	$25	$—	$914

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	September 30,	December 31,
	2005	2004
Mortgage loans:
One-to-four family	$284,427	$135,995
Multi-family	383,753	334,884
Commercial real estate	365,381	297,014
Construction and development	36,661	35,237
Home equity	42,346	14,066
Second	23,320	53,499
Total mortgage loans	1,135,888	870,695
Commercial loans	105,252	75,349
Indirect automobile loans	446,947	368,962
Other consumer loans	3,182	2,406
Total gross loans	1,691,269	1,317,412
Unadvanced funds on loans	(82,075)	(57,205)
Deferred loan origination costs (fees):
Indirect automobile loans	11,010	9,732
Other	(114)	(302)
Total loans	$1,620,090	$1,269,637

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Nine month ended September 30,
	2005	2004

Balance at beginning of period	$17,540	$16,195
Allowance obtained through acquisition	3,501	—
Provision for loan losses	1,643	1,676
Charge-offs	(1,259)	(777)
Recoveries	475	67
Balance at end of period	$21,900	$17,161

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30,	December 31,
	2005	2004

Demand checking accounts	$67,156	$38,588
NOW accounts	97,372	67,217
Savings accounts	98,456	30,634
Guaranteed savings accounts	38,508	49,844
Money market savings accounts	250,949	270,425
Certificate of deposit accounts	601,413	317,250
Total deposits	$1,153,854	$773,958

(7)                      Accumulated Other Comprehensive Income (Loss) (Dollars in thousands)

Accumulated other comprehensive income (loss) is comprised entirely of unrealized gains (losses) on securities available for sale, net of income taxes. At September 30, 2005 and December 31, 2004, such taxes amounted to ($677) and $312, respectively.

(8)                       Commitments (Dollars in thousands)

At September 30, 2005, the Company had outstanding commitments to originate loans of $44,407, $29,667 of which were commercial real estate and multi-family mortgage loans. Unused lines of credit available to customers were $52,460, of which $48,299 were equity lines of credit.

(9)                      Dividend Declaration

On October 20, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.085 per share payable on November 15, 2005 to stockholders of record on October 31, 2005.

(10)                Stock Plans (Dollars in thousands, except per share amounts)

Activity under the Company’s stock option plans for the nine months ended September 30, 2005 was as follows:

Options outstanding at January 1, 2005	3,182,508
Options exercised at $4.944 per share	(4,520)
Options outstanding at September 30, 2005	3,177,988

Exercisable at September 30, 2005:
$4.944 per share	1,771,568
$11.00 per share	5,393
$12.91 per share	20,000
$14.95 per share	1,095,900
$15.42 per share	3,527
2,896,388

Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. Options awarded vest over periods ranging from less than one month through over five years. As of September 30, 2005, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights amounting to $702 and $734 were paid during the nine months ended September 30, 2005 and 2004 to holders of unexercised options as a result of the $0.20 per share extra dividends paid semi-annually to stockholders.

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP.  In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement (only under the 1999 RRP), death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions. As of September 30, 2005, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 107,600 shares, respectively.

Total expense for the RRP plans amounted to $668, $722, $2,040 and $2,168 for the three months and nine months ended September 30, 2005 and 2004, respectively.

(11)                    Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2004 and an estimate of the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2005:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$39	$32	$116	$92
Interest cost	19	16	58	50
Transition obligation	—	4	—	14
Prior service cost	(5)	—	(16)	—
Actuarial loss	6	3	19	9
Net periodic benefit costs	$59	$55	$177	$165

Benefits paid for the nine months ended September 30, 2005 and 2004 amounted to $13 and $17, respectively.

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

Common Stock Repurchases

As of September 30, 2005, the Company was authorized to repurchase up to 1,772,532 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

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

The Company’s critical accounting policy relates to the allowance for loan losses. See note 1 to the unaudited consolidated financial statements included on page 8 herein for a description of that accounting policy and the “Non-Performing Assets, Restructured Loans and Allowance for Loan Losses” sub-section appearing on page 24 herein.

Executive Summary

Operating Highlights

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)

Net interest income	$16,949	$12,661	$51,133	$37,723
Provision for loan losses	32	635	1,643	1,676
Non-interest income	928	1,494	4,124	4,604
Merger/conversion expense	1	—	894	—
Amortization of core deposit intangible	593	—	1,778	—
Other non-interest expenses	8,036	5,859	23,252	17,245
Income before income taxes	9,215	7,661	27,690	23,406
Provision for income taxes	3,694	3,164	11,196	9,635
Net income	5,521	4,497	16,494	13,771

Basic earnings per common share	$0.09	$0.08	$0.27	$0.24
Diluted earnings per common share	0.09	0.08	0.27	0.24

Interest rate spread	2.42%	2.28%	2.51%	2.33%
Net interest margin	3.20%	3.14%	3.25%	3.20%

Financial Condition Highlights

	At	At	At
	September 30,	December 31,	September 30,
	2005	2004	2004
	(In thousands)

Total assets	$2,207,088	$1,694,499	$1,643,274
Net loans	1,598,190	1,252,097	1,222,765
Deposits	1,153,854	773,958	735,306
Borrowed funds	421,896	320,171	305,490
Stockholders’ equity	601,506	585,013	585,043

Allowance for loan losses	$21,900	$17,540	$17,161
Non-performing assets	1,869	439	336

Stockholders’ equity to total assets	27.25%	34.52%	35.60%

The major factors affecting comparison of the operating and financial condition highlights presented above were:

•                  The acquisition of Mystic Financial, Inc. (“Mystic”) as of January 7, 2005

•                  Changes in interest rate spread and net interest margin – see the Operating Highlights table above

•                  Continued growth of the indirect automobile loan portfolio - $447 million in loans outstanding at September 30, 2005 compared to $369 million at the end of 2004, $345 million at September 30, 2004 and $211 million at the end of 2003

•                  Excluding indirect automobile loans, a decline of $16 million in loans outstanding in the 2005 quarterly period

•                  Lower provision for loan losses - $32,000 in the 2005 quarterly period compared to $635,000 in the 2004 quarterly period

•                  A $250,000 write-down of a foreclosed property included in other non-interest expenses in the 2005 quarterly period

Detailed commentary on each of the items listed on the preceding page follows.

Acquisition of Mystic

As described more fully in note 2 to the unaudited consolidated financial statements on pages 9 through 11 herein, the Company acquired Mystic on January 7, 2005. The acquisition added $486.8 million to the Company’s assets at that date (including goodwill of $35.6 million and a core deposit intangible of $11.8 million) and $420.4 million (including deposits of $332.3 million) to the Company’s liabilities. These additions accounted for much of the increase in the Company’s assets and liabilities between December 31, 2004 and September 30, 2005. The issuance of 2,516,525 shares of the Company’s common stock in connection with the acquisition added $39.2 million to stockholders’ equity.

 Much of the improvement in net interest income in the three month and nine month periods ended September 30, 2005 compared to the three month and nine month periods ended September 30, 2004 was attributable to the inclusion of the acquired assets and liabilities mentioned above. As part of the acquisition, Mystic was merged into the Company and, on April 11, 2005, the operating systems of Mystic’s bank subsidiary (“Medford”) were converted to the operating systems of the Company’s bank subsidiary (“Brookline”). Merger/conversion related expenses of $894,000 were incurred in the nine month period ended September 30, 2005, substantially all of which were incurred in the first half of 2005.

Non-interest expense in the three month and nine month periods ended September 30, 2005 also included charges for amortization of the core deposit intangible of $593,000 and $1,778,000, respectively. Amortization of that asset, which is deductible for income tax purposes, will occur over a nine year period on an accelerated basis. Total amortization will be as follows (in thousands):

Year ended December 31:
2005	$2,368
2006	2,105
2007	1,842
2008	1,579
2009	1,316
2010 through 2013	2,631

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and nine months ended September 30, 2005 and 2004. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2005			2004
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$148,957	$1,259	3.35%	$114,288	$401	1.39%
Debt securities (2)	341,734	2,943	3.45	262,097	1,435	2.19
Equity securities (2)	31,572	348	4.38	26,188	228	3.46
Mortgage loans (3)	1,089,451	16,762	6.15	819,984	12,066	5.89
Money market loan participations	—	—	—	3,768	14	1.47
Commercial loans (3)	73,321	1,124	6.11	49,358	563	4.56
Indirect automobile loans (3)	444,258	4,892	4.37	338,820	3,394	3.97
Other consumer loans (3)	3,117	52	7.19	2,471	44	7.12
Total interest-earning assets	2,132,410	27,380	5.12%	1,616,974	18,145	4.47%
Allowance for loan losses	(22,253)			(17,042)
Non-interest earning assets	99,631			30,503
Total assets	$2,209,788			$1,630,435

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$96,616	45	0.18%	$62,775	21	0.13%
Savings accounts	143,306	507	1.40	81,173	374	1.83
Money market savings accounts	260,271	1,161	1.77	276,164	767	1.10
Certificate of deposit accounts	583,760	4,446	3.02	274,607	1,813	2.62
Total deposits	1,083,953	6,159	2.25	694,719	2,975	1.70
Borrowed funds	424,401	3,994	3.68	294,749	2,477	3.29
Subordinated debt	12,269	182	5.77	—	—	—
Total interest bearing liabilities	1,520,623	10,335	2.70%	989,468	5,452	2.19%
Non-interest-bearing demand checking accounts	67,711			36,563
Other liabilities	14,694			13,925
Total liabilities	1,603,028			1,039,956
Stockholders’ equity	606,760			590,479
Total liabilities and stockholders’ equity	$2,209,788			$1,630,435
Net interest income (tax equivalent basis)/interest rate spread (4)		17,045	2.42%		12,693	2.28%
Less adjustment of tax exempt income		96			32
Net interest income		$16,949			$12,661
Net interest margin (5)			3.20%			3.14%

(1)   Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)   Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)   Loans on non-accrual status are included in average balances.

(4)   Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)   Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine months ended September 30,
	2005			2004
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$143,762	$3,115	2.89%	$117,998	$1,004	1.13%
Debt securities (2) (4)	332,851	7,910	3.17	270,879	4,900	2.41
Equity securities (2)	31,607	1,011	4.27	25,171	571	3.02
Mortgage loans (3)	1,101,200	50,289	6.09	822,673	36,349	5.89
Money market loan participations	57	1	2.42	2,051	21	1.37
Other commercial loans (3)	75,272	3,334	5.89	36,950	1,423	5.13
Indirect automobile loans (3)	416,446	13,129	4.20	296,603	8,722	3.92
Other consumer loans (3)	3,040	156	7.19	2,351	131	7.43
Total interest-earning assets	2,104,235	78,945	4.99%	1,574,676	53,121	4.49%
Allowance for loan losses	(21,319)			(16,632)
Non-interest earning assets	97,117			31,441
Total assets	$2,180,033			$1,589,485

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$98,273	121	0.16%	$62,231	63	0.13%
Savings accounts	154,158	1,609	1.39	64,799	788	1.62
Money market savings accounts	276,233	3,150	1.52	284,040	2,547	1.20
Certificate of deposit accounts	529,401	11,191	2.82	263,884	5,106	2.58
Total deposits	1,058,065	16,071	2.03	674,954	8,504	1.68
Borrowed funds	413,941	11,048	3.56	269,172	6,790	3.36
Subordinated debt	11,871	485	5.45	—	—	—
Total interest bearing liabilities	1,483,877	27,604	2.48%	944,126	15,294	2.16%
Non-interest-bearing demand checking accounts	67,685			34,900
Other liabilities	15,498			14,470
Total liabilities	1,567,060			993,496
Stockholders’ equity.	612,973			595,989
Total liabilities and stockholders’ equity	$2,180,033			$1,589,485
Net interest income (tax equivalent basis)/interest rate spread (5)		51,341	2.51%		37,827	2.33%
Less adjustment of tax exempt income		208			104
Net interest income		$51,133			$37,723
Net interest margin (6)			3.25%			3.20%

(1)   Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)   Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)   Loans on non-accrual status are included in average balances.

(4)   Included in interest on debt securities in the 2004 period is $250 of accelerated amortization of premium. Excluding this charge, yield on the debt securities portfolio would have been 2.54% and the yield on interest-earning assets would have been 4.51%.

(5)   Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)   Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the tables on this page and the preceding page follow.

•                  Net interest income was $4,288,000, or 34%, higher in the 2005 quarter compared to the 2004 quarter and $13,410,000, or 36%, higher in the 2005 nine month period compared to the 2004 nine month period. The increases were due to growth in assets, notably from the Mystic acquisition and higher balances of indirect automobile loans, and improvement in interest rate spread from 2.28% in the 2004 quarter to 2.42% in the 2005 quarter and from 2.33% in the 2004 nine month period to 2.51% in the 2005 nine month period.

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

•                  While interest rate spread improved in the 2005 third quarter compared to the 2004 third quarter, it declined from 2.59% in the 2005 first quarter and 2.52% in the 2005 second quarter. The 2005 quarterly declines resulted from a more rapid increase in the average rates paid on deposits and all interest-bearing liabilities (23 basis points in the 2005 third quarter and 19 basis points in the 2005 second quarter) than the increase in the average rates earned on assets (13 basis points in the 2005 third quarter and 12 basis points in the 2005 second quarter). The rise in the average rate paid for funds resulted from the rate setting actions of the Federal Reserve, increased competition for deposits and a shift in the mix of deposits. Customarily, higher rates are paid on certificates of deposit than on transaction deposit accounts. Certificates of deposit comprised 52% of total deposits at September 30, 2005 compared to 48% at June 30, 2005 and 41% at December 31, 2004.

Net interest margin improved from 3.14% in the 2004 quarter to 3.20% in the 2005 quarter and from 3.20% in the 2004 nine month period to 3.25% in the 2005 nine month period, but declined from 3.26% in the 2005 second quarter and 3.31% in the 2005 first quarter. The 2005 quarterly declines resulted primarily from the developments mentioned above and a reduction in the percent of total assets comprised of mortgage loans from 54% in the first quarter of 2005 to 52% in the second quarter of 2005 and 51% in the third quarter of 2005. Typically, the yield on mortgage loans is higher than the yields earned on the Company’s other interest earning assets.

While interest income is expected to continue to improve in the next several months, interest rate spread and net interest margin could experience further declines if the upward repricing of deposits and borrowed funds occurs faster than increases in asset yields. Trends in interest rates depend on many factors and, accordingly, actual rates in the future could vary significantly with the Company’s predictions.

Indirect Automobile Lending

The indirect automobile loan portfolio has grown from $211 million at the end of 2003 to $369 million at the end of 2004 and $447 million at September 30, 2005. Sustaining a steady rate of growth becomes more challenging as loan portfolio balances rise because of the increase in cash flow that results from normal scheduled loan payments. It should also be noted that dealerships are experiencing declining sales and this will likely result in a reduction in the Company’s loan originations in the next quarter or two. While the Company still expects to grow its automobile loan portfolio, the rate of growth will be modest and considerably less than that experienced over the past two years. Actual growth will depend on a number of factors, including the economy, the interest rate environment, the appetite of consumers for new and used automobiles, incentives offered by manufacturers and our success in establishing relationships with additional dealerships.

The Company continues to focus on originating loans to customers with good credit histories. The average credit score of all indirect automobile loans outstanding at September 30, 2005 exceeded 730 and loans with credit scores below 660 at that date were less than 10%. At September 30, 2005, indirect automobile loans delinquent more than 30 days were $4.5 million, or 1.01% of the portfolio. Net charge-offs in the nine months ended September 30, 2005 were $863,000, resulting in an annualized net charge-off rate of 0.28% of average indirect automobile loans outstanding during that period.

Loans Other Than Indirect Automobile Loans

Loans acquired in the Mystic transaction have declined from $299 million at March 31, 2005 to $280 million at June 30, 2005 and $255 million at September 30, 2005. Of the $25 million reduction in the 2005 third quarter, approximately $10 million related to residential mortgage loans, $7 million to construction loans and $8 million to other loan categories concentrated primarily in the commercial sector. Part of the reduction was planned. Construction loans and certain other commercially-related loans in the Mystic portfolio were deemed to have higher risk characteristics and accordingly, efforts were focused on having those loans paid off or strengthened through the obtaining of additional collateral. Regarding residential mortgage loans, traditionally, the Company has placed less emphasis on this lending sector due in part to the typically longer fixed rate maturities of such loans. Recent less favorable trends in that market sector have also prompted the Company to reduce its origination of residential mortgage loans.

Excluding indirect automobile loans and the loans acquired in the Mystic transaction, the remainder of the loan portfolio increased approximately $9 million in the 2005 third quarter. This growth is net of a $14 million reduction in construction loans. The Company believes that the risks associated with construction lending have increased in the past several months and, accordingly, it is being especially selective in committing to new construction projects.

Historically, commercial and multi-family real estate lending has been the most significant part of the Company’s lending activities. There is considerable competition for these types of loans. Competition has intensified in the last year or two, especially with respect to pricing. The Company plans to be more aggressive in its efforts to originate new loans in this sector through better matching of market pricing. In pursuing commercial real estate loan growth, the Company will not depart from the conservative underwriting criteria it has consistently applied in originating such loans.

Provision for Loan Losses

The provision for loan losses decreased from $635,000 in the 2004 third quarter to $32,000 in the 2005 third quarter and from $1,676,000 in the 2004 nine month period to $1,643,000 in the 2005 nine month period. The considerably lower provision in the 2005 third quarter was due to a $650,000 credit resulting from payoffs of loans acquired in the Mystic transaction, including certain higher risk loans. The Company is utilizing its more conservative underwriting criteria in the origination of new loans to the Mystic customer base and is striving to strengthen the collectibility of certain commercial real estate and commercial and industrial loans acquired in the Mystic transaction by obtaining additional collateral and better repayment terms. Success in these endeavors could improve the collectibility of such loans and, accordingly, allow for future recapture of amounts provided that resulted from assignment of higher risk ratings. Conversely, if endeavors are not successful, the ultimate collectibility of such acquired loans could be impeded and result in additional provisions for loan losses. At this time, it is not expected that any required additional provisions due to unsuccessful efforts to strengthen such acquired loans will be material to the Company’s financial statements. Actual amounts provided in the future related to acquired loans, if any, will depend on each loan’s facts and circumstances as of the dates financial statements are presented. Except for two loans with an aggregate balance of $710,000 delinquent over 30 days, all acquired commercial real estate and commercial and industrial loans were current in their payments at September 30, 2005.

Of the totals provided for loan losses, the following amounts were attributable to the indirect automobile loan portfolio: $692,000 and $575,000 in the respective 2005 and 2004 quarters and $2,019,000 and $1,457,000 in the respective 2005 and 2004 nine month periods. Net charge-offs of indirect automobile loans in those periods were $307,000, $434,000, $863,000 and $705,000, respectively. The substantial excess of provisions over charge-offs is in light of the growth of the portfolio and the short amount of time that has elapsed since February 2003 when the Company commenced originating such loans. The economy has been relatively strong since the beginning of 2003 and, accordingly, the Company has no experience on how collection of the portfolio could be affected in a weakened economy. Until such experience is garnered and the rate of portfolio growth starts to subside, the Company expects that amounts provided for loan losses related to the indirect automobile loan portfolio will continue to exceed net charge-offs.

Other Real Estate Owned Write-Down

As discussed more fully under the section “Non-Performing Assets, Restructured Loans and Allowance for Loan Losses” on page 23 herein, the carrying value of a foreclosed residential property was reduced by a $250,000 charge to expense in the 2005 third quarter. That charge is included in other non-interest expenses.

Other Highlights

Securities Gains. There were no gains from sales of marketable equity securities in the 2005 third quarter compared to $806,000 of gains in the 2004 third quarter. Gains from sales of marketable equity securities declined from $1,767,000 in the 2004 nine month period to $853,000 in the 2005 nine month period.

Mortgage Loan Prepayment Fees.  Fees from mortgage loan prepayments increased from $223,000 in the 2004 quarter to $274,000 in the 2005 quarter and from $1,364,000 in the 2004 nine month period to $1,419,000 in the 2005 nine month period. Generally, mortgage loan prepayments decline when interest rates are rising.

Non-Interest Expenses. Excluding merger/conversion expenses, amortization of the core deposit intangible and the $250,000 write-down in the carrying value of other real estate owned in the 2005 third quarter, non-interest expense increased $1,927,000, or 33%, in the 2005 quarter compared to the 2004 quarter and $5,757,000, or 33%, in the 2005 nine month period compared to the 2004 nine month period. Most of the increases were attributable to the Mystic acquisition, the opening of a new branch in the fall of 2004, higher premiums for employee medical benefits and higher professional fees resulting primarily from compliance with the requirements of the Sarbanes-Oxley Act relating to internal control over financial reporting.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$133	$111
One-to-four family mortgage loans	167	—
Total non-accrual loans	300	111
Other real estate owned	1,150	—
Repossessed vehicles	419	328
Total non-performing assets	$1,869	$439

Restructured loans	—	—

Allowance for loan losses	$21,900	$17,540

Allowance for loan losses as a percent of total loans	1.35%	1.38%
Non-accrual loans as a percent of total loans	0.02%	0.01%
Non- performing assets as a percent of total assets	0.08%	0.03%

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. Impaired loans equalled non-accrual loans at September 30, 2005 and December 31, 2004. A specific reserve of $67 was established on a one-to-four family residential mortgage loan on non-accrual at September 30, 2005.

Other real estate owned at September 30, 2005 was comprised of a residential property resulting from a foreclosure initiated by Mystic prior to the acquisition date. Based on the obtaining of an updated appraisal and recent offers to acquire the property, the Company reduced the carrying value of the property by a $250,000 charge to expense in the 2005 third quarter. The sale of the property is scheduled to take place in the fourth quarter of 2005.

The increase in the allowance for loan losses from $17.5 million at December 31, 2004 to $21.9 million at September 30, 2005 resulted primarily from the inclusion of Mystic’s allowance for loan losses of $3.5 million as of the acquisition date. That amount included $500,000 for a $1.4 million Mystic loan identified as a potential problem loan and $225,000 to conform the methodology applied by Mystic to arrive at its allowance for loan losses to that applied by the Company. These additions are included in the total provision for loan losses in the pro forma statement of income for the nine months ended September 30, 2005 presented in note 2 to the unaudited consolidated financial statements appearing on page 9 herein.

See the “Provision for Loan Losses” subsection on page 22 herein for additional comments relating to provisions added to the allowance for loan losses. The comments relate to the indirect automobile loan portfolio and certain loans acquired in the Mystic transaction.

Prior to January 1, 2005, the Company allocated part of its allowance for loan losses to address the risk associated with the normal lag that exists between the time deterioration might occur in a higher risk loan  (commercial loans and mortgage loans excluding residential and home equity mortgage loans) and when such deterioration becomes known. While this lag represents an additional risk, the Company has determined that measurement of that risk is not readily quantifiable and that the amounts previously allocated for such risk were based on somewhat arbitrary assumptions. Accordingly, the amount previously allocated for such risk ($1.5 million at December 31, 2004) has been included in the unallocated portion of the allowance effective January 1, 2005. After inclusion of that amount, the unallocated portion of the allowance at September 30, 2005 was $4.1 million, or 19% of the total allowance for loan losses at that date.

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

At September 30, 2005, interest-earning assets maturing or repricing within one year amounted to $911 million and interest-bearing liabilities maturing or repricing within one year amounted to $991 million, resulting in a cumulative one year negative gap position of $80 million, or 3.6% of total assets. At December 31, 2004, the Company had a positive one year cumulative gap position of $146 million, or 8.6% of total assets. The change in the cumulative one year gap position is due primarily to inclusion of the assets acquired and liabilities assumed in the Mystic acquisition and an increase in deposits and borrowed funds maturing or repricing within one year.

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

Deposits increased from $735 million at September 30, 2004 to $1.154 billion at September 30, 2005. Of the $419 million increase between those dates, $332 million resulted from the Mystic acquisition. The balance of Mystic related deposits increased to $349 million at September 30, 2005. The attractive deposit base of Mystic was one of the important reasons for pursuing the acquisition.

In the 2005 third quarter, deposits increased by $8 million, or 0.8%. The mix of the deposits changed more dramatically in that period as balances in certificate of deposit accounts increased by $46 million and balances in transaction deposit accounts declined by $38 million. This shift was caused by the higher interest rate environment emanating from the actions of the Federal Reserve over the past year and more aggressive deposit pricing by competitors. While the Company believes that it will retain its deposit base, it is expected that the rates that will have to be offered to maintain and grow deposits will continue to rise. In the 2005 fourth quarter, approximately $145 million of certificates of deposit bearing an average annual rate of interest of 2.79% will mature. Renewal of these deposits at maturity will likely result in a higher average annual rate of interest than that which exists at present.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2005 amounted to $422 million and the Company had the capacity to increase that amount to $605 million. Of the advances outstanding, $90 million will mature in the 2005 fourth quarter.  The average annual rate paid on those advances is 2.72%. As in the case of deposits mentioned above, renewal of these maturing advances will result in a higher average annual rate of interest than that which exists at present.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2005, such assets amounted to $185 million, or 8% of total assets.

At September 30, 2005, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $412 million, or 21% of adjusted assets. The minimum required Tier I capital ratio is 4%.

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

None

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

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

BROOKLINE BANCORP, INC.

Date: November 7, 2005	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 7, 2005	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer