Form 10-K
period 2005-12-31
BROOKLINE BANCORP INC
filed 2006-03-10
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the Fiscal Year Ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the transition period from N/A to

Commission File Number:  0-23695

BROOKLINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

160 Washington Street, Brookline, Massachusetts	02447-0469
(Address of principal executive offices)	(Zip Code)

(617) 730-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value of $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934.

YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.

YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.                                       YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.                                    ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer”. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act. YES  ☐    NO  ☒

The number of shares of common stock held by nonaffiliates of the registrant as of March 1, 2006 was 60,898,612 for an aggregate market value of $922.6 million. This excludes 685,161 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At March 1, 2006, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 62,989,384 and 61,583,773, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of the Annual Report to Stockholders for the year ended December 31, 2005 (Part II and Part III)

2. Proxy Statement for the Annual Meeting of Stockholders dated March 14, 2006 (Part I and Part III)

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

On January 7, 2005, the Company completed the acquisition of Mystic Financial, Inc. (“Mystic”) for approximately $69.1 million. That amount consisted of $27.7 million in cash (including approximately $3.9 million for the cancellation of Mystic stock options), issuance of 2,516,525 shares of the Company’s common stock, $1.6 million in income tax benefits related to cancellation of the Mystic stock options , $4.7 million of direct acquisition costs, net of related tax benefits, and a credit of $1.1 million for 70,312 shares of Company common stock obtained and placed in treasury resulting from termination of Mystic’s employee stock option plan and Company common stock owned by Mystic.

Mystic was the parent of Medford Co-operative Bank, a bank headquartered in Medford, Massachusetts with seven banking offices serving customers primarily in Middlesex County in Massachusetts. The acquisition of Mystic has provided expanded commercial and retail banking opportunities in that market and enabled the Company to deploy some of its excess capital. For additional information about the acquisition, see note 2 to the consolidated financial statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2005 which is incorporated herein by reference.

On February 28, 2006, the Company signed a merger agreement to increase its ownership interest in Eastern Funding LLC (“Eastern”) from approximately 29% to 86% through a cash payment of approximately $16.2 million, excluding related transaction costs. Eastern, which had total assets of approximately $106 million at December 31, 2005, specializes primarily in the financing of coin-operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast. The acquisition, which is subject to the approval of Eastern investors and the

Company’s regulators, is expected to be completed in the second quarter of 2006 and to be modestly accretive to earnings immediately thereafter.

Market Area and Credit Risk Concentration

As of December 31, 2005, Brookline operated fifteen full-service banking offices in Brookline, Medford and adjacent communities in Middlesex County and Norfolk County in Massachusetts.

Brookline’s deposits are gathered from the general public primarily in the communities in which its banking offices are located. Brookline’s lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. It should be noted, however, that Massachusetts is the only state in the United States that has lost population for two years in a row. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

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

In February 2006, Brookline hired a senior officer with 34 years of experience to be responsible for commercial loans to businesses for working capital and other business-related purposes. It is contemplated that such lending will be to companies located primarily in Massachusetts. As with commercial real estate mortgage loans, commercial business loans involve greater credit risk. Success of lending in this segment likewise depends on many factors including the policies established for loan underwriting, the monitoring of borrower performance, competitive factors affecting a borrower’s business and the state of the economy.

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

Repayment of multi-family and commercial real estate loans made by the Company generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of commercial loans generally is dependent on the demand for the borrowers’ products or services and the ability of the borrower to compete and operate on a profitable basis. Repayment of indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company’s loan portfolio, therefore, is greatly affected by the economy in the Company’s market area.

Since June 2004, the Federal Reserve Board has increased the federal funds rate for overnight borrowings between banks fourteen times resulting in a rate of 4.50% as of the end of February 2006, the highest level in the past four and one-half years. As a result of these rate setting actions, a flat yield curve has evolved that has put pressure on the Company’s net interest margin. The rate increases also prompted some of the Company’s borrowers to refinance existing loans and seek new loans at fixed rates of interest for extended periods of time. If further rate increases are approved by the Federal Reserve Board, the ability of borrowers to service their debt could be adversely affected as well as the value of properties and assets pledged as collateral for loans.

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

Competition for loans and deposits intensified greatly in 2005. As a result, rates paid for deposits increased more rapidly than the increases in rates set by the Federal Reserve Board for borrowings between banks. Rates offered on new loans, however, did not increase at the same price needed to sustain historic levels of profit margin.

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

Generally, debt securities must be rated “A” or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated “BBB” at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company’s investment portfolio that are not rated or rated “BBB” or lower are not to exceed 10.0% of stockholders’ equity, excluding unrealized gains on securities available for sale (“core capital”). At December 31, 2005, $1.5 million of debt securities were rated “BBB” or lower, an amount equal to 0.3% of core capital.

U.S. Government-Sponsored Enterprises

The Company invests in debt securities issued by U.S. Government-sponsored enterprises. Such investments include debt securities issued by the Federal Home Loan Banks, Fannie Mae, Ginnie Mae and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government. The aggregate carrying value of such debt securities are not to exceed 60% of the Company’s stockholders’ equity and the aggregate carrying value of debt securities issued by the Federal Home Loan Banks and any other U.S. Government-sponsored enterprise should be no more than 50% and 25%, respectively, of the Company's total investments in debt securities issued by U.S. Government-sponsored enterprises.

In 2005, most of the Company’s investment purchases were debt securities issued by U.S. Government-sponsored enterprises with maturities primarily in the eighteen month to two year range. The Company concentrated on acquiring debt securities with short maturities to reduce interest rate risk during a period of rising interest rates. The aggregate carrying value of debt securities issued by U.S. Government-sponsored enterprises of $293.5 million at December 31, 2005 equalled 48.7% of the Company’s stockholders’ equity at that date. Of that total, $151.2 million, or 51.5%, was invested in debt securities issued by the Federal Home Loan Banks and $74.2 million, or 25.3%, was invested in debt securities issued by Fannie Mae. These percentages slightly exceeded the Company’s policy limits of 50% and 25%, respectively. All of such debt securities were rated “AAA” except for one debt security with a carrying value of $2.0 million that was rated “AA”.

Corporate Obligations

Regarding investments in corporate obligations, no more than $5.0 million of any debt security should mature beyond one year at the time of purchase, no investment of more than $3.0 million in any debt security can be made without the prior approval of the chief executive officer of the Company and no investment of over $8.0 million can be made without the prior approval of the Executive Committee of the Board of Directors. To maintain diversification in the portfolio, the aggregate carrying value of debt securities issued by one company (excluding short-term investments) must not exceed $15.0 million and the aggregate carrying value of debt securities issued by companies considered to be in the same industry must not exceed $75.0 million. The latter limit is allowed provided the aggregate value of investments rated less than “AA” does not exceed $50.0 million. At December 31, 2005, the total of corporate obligations was $8.5 million and the total amount of debt securities issued by corporate entities in the same industry was $3.0 million.

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

An analysis is performed of the characteristics of a mortgage related security under consideration prior to its purchase. The purchase of any mortgage related security with high price sensitivity (price decline of more than 10% under an adverse parallel change in interest rates) must be approved by the chief executive officer of the Company.

Generally, the Company has purchased the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 2.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. Government-sponsored enterprises also require approval of the chief executive officer. It is the Company’s policy that aggregate unamortized premiums on all mortgage related securities in the Company’s portfolio must not exceed $5.0 million. At December 31, 2005, aggregate unamortized premiums on all mortgage related securities in the portfolio amounted to $174,000.

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

The Company’s investment in mortgage securities increased from $109 million at June 30, 2002 to $315 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137 million at December 31, 2003, $71 million at December 31, 2004 and $49 million at December 31, 2005. While the Company did not purchase any mortgage securities in 2005, it obtained $38.7 million of mortgage-backed securities in connection with the Mystic acquisition.

Unprecedented prepayment of loans underlying the mortgage securities subsequent to their purchase caused the rapid decrease in the portfolio and shortened the estimated life of the securities significantly. This necessitated the accelerated expensing of part of the premiums paid to purchase the securities. Total accelerated premium amortization was $2.4 million in 2003, $266,000 in 2004 and $25,000 in 2005.

Municipal Obligations

The total of municipal obligations owned by the Company, resulting either from purchase or through the Mystic acquisition, increased from $2.7 million at December 31, 2004 to $8.5 million at December 31, 2005. Of the total, $7.8 million will mature within three years. Obligations owned at December 31, 2005 were issued by municipalities located throughout the United States and were rated “AAA” at that date, except for obligations with a carrying value of $1.4 million that were rated “AA”. At December 31, 2005, the Company also owned $12.8 million of auction rate municipal bonds. These bonds are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction rate period for the bonds outstanding at December 31, 2005 ranged from 28 days to 35 days.

Preferred Stock and Marketable Equity Securities

At December 31, 2005, the Company owned marketable equity securities with a market value of $3.5 million, including net unrealized gains of $662,000, and no auction rate preferred stocks. Auction rate preferred stocks are securities issued by national companies that generally are called after 49 days from the date of issuance or are offered in a new auction. Most of the marketable equity securities include stocks of banks and utility companies. The Company’s policy limits the aggregate cost of marketable equity securities issued by one company to no more than $10.0 million without prior approval of the Executive Committee of the Board of Directors. The aggregate cost of marketable equity securities issued by companies considered to be in the same industry must not exceed $30.0 million and the aggregate cost of the entire marketable equity securities portfolio must not exceed $50.0 million. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2005		2004		2003
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$293,516	73.67%	$169,165	60.59%	$123,324	41.01%
Municipal obligations	8,504	2.14	2,697	0.97	6,305	2.10
Auction rate municipal obligations	12,750	3.20	—	—	—	—
Corporate obligations	7,520	1.89	8,749	3.13	10,250	3.41
Other obligations	600	0.15	1,000	0.36	1,250	0.42
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	210	0.05	45,935	16.45	111,061	36.93
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	48,673	12.22	24,735	8.86	25,776	8.57
Total debt securities	371,773	93.32	252,281	90.36	277,966	92.44
Auction rate preferred stock	—	—	5,000	1.79	5,000	1.66
Other marketable equity securities	3,543	0.89	4,460	1.60	6,329	2.11
Restricted equity securities	23,081	5.79	17,444	6.25	11,401	3.79
Total investment securities	$398,397	100.00%	$279,185	100.00%	$300,696	100.00%

Debt and equity securities available for sale	$374,906	94.11%	$260,852	93.43%	$287,952	95.76%
Debt securities held to maturity	410	0.10	889	0.32	1,343	0.45
Restricted equity securities	23,081	5.79	17,444	6.25	11,401	3.79
Total investment securities	$398,397	100.00%	$279,185	100.00%	$300,696	100.00%

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At December 31,
	2005		2004		2003
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$295,232	$293,516	$169,888	$169,165	$122,522	$123,324
Municipal obligations	8,671	8,504	2,706	2,697	6,309	6,305
Auction rate municipal obligations	12,750	12,750	—	—	—	—
Corporate obligations	7,478	7,520	8,584	8,749	9,937	10,250
Other obligations	500	500	500	500	500	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	211	210	46,016	45,935	111,269	111,061
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	49,681	48,363	24,346	24,346	25,167	25,183
Total debt securities	374,523	371,363	252,040	251,392	275,704	276,623
Auction rate preferred stock	—	—	5,000	5,000	5,000	5,000
Marketable equity securities	2,881	3,543	2,940	4,460	3,305	6,329
Total securities available for sale	377,404	374,906	259,980	260,852	284,009	287,952
Net unrealized gains (losses) on securities available for sale	(2,498)	—	872	—	3,943	—
Total securities available for sale, net	$374,906	$374,906	$260,852	$260,852	$287,952	$287,952

Securities held to maturity:
Other obligations	$100	$100	$500	$500	750	750
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	310	323	389	414	593	631
Total securities held to maturity	$410	$423	$889	$914	$1,343	$1,381

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$22,707		$17,070		$11,027
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121
Total restricted equity securities	$23,081		$17,444		$11,401

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2005
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$200,353	3.67%	$93,163	4.36%	$—	—%	$—	—%	$293,516	3.89%
Municipal obligations (1)	—	—	7,761	3.88	743	5.52	—	—	8,504	4.02
Auction rate municipal obligations (2)	—	—	—	—	—	—	12,750	4.81	12,750	4.81
Corporate obligations	998	3.99	493	4.07	—	—	6,029	6.43	7,520	5.95
Other obligations	500	5.50	—	—	—	—	—	—	500	5.50
Collateralized mortgage obligations	210	3.50	—	—	—	—	—	—	210	3.50
Mortgage-backed securities	—	—	9,286	4.39	24,709	4.01	14,368	4.66	48,363	4.28
Total debt securities	202,061	3.68	110,703	4.33	25,452	4.05	33,147	5.04	371,363	4.02
Other marketable equity securities (1)	—	—	—	—	—	—	—	—	3,543	5.96
Total securities available for sale	202,061	3.68	110,703	4.33	25,452	4.05	33,147	5.04	374,906	4.04
Securities held to maturity:
Other obligations	100	7.50	—	—	—	—	—	—	100	7.50
Mortgage-backed securities	2	8.00	76	9.10	—	—	232	6.10	310	6.85
Total securities held to maturity	102	7.51	76	9.10	—	—	232	6.10	410	7.01
Restricted equity securities:
Federal Home Loan Bank of Boston stock									22,707	4.50
Massachusetts Savings Bank Life Insurance Company stock (1)									253	4.18
Other stock									121	—
Total restricted equity securities (1).									23,081	4.47
Total securities	$202,163	3.68%	$110,779	4.33%	$25,452	4.05%	$33,379	5.05%	$398,397	4.06%

(1)  The yields have been calculated on a tax equivalent basis.

(2)  These obligations are variable rate securities whose interest rates are set periodically through an auction process. Auctions occurred on these obligations within 35 days after December 31, 2005.

Loans

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$287,450	16.77%	$135,995	10.32%	$122,524	11.00%	$134,445	15.94%	$159,887	18.25%
Multi-family	379,767	22.15	334,884	25.42	339,998	30.53	324,755	38.50	338,973	38.70
Commercial real estate	377,462	22.02	297,014	22.55	312,647	28.08	281,952	33.43	272,061	31.06
Construction and development	36,035	2.10	35,237	2.67	24,813	2.23	16,691	1.98	20,901	2.38
Home equity	42,924	2.50	14,066	1.07	12,082	1.09	10,802	1.28	8,924	1.02
Second	22,978	1.34	53,499	4.06	43,650	3.92	36,323	4.31	29,408	3.36
Total mortgage loans	1,146,616	66.88	870,695	66.09	855,714	76.85	804,968	95.44	830,154	94.77
Commercial loans	105,384	6.15	75,349	5.72	44,207	3.97	35,096	4.16	42,637	4.87
Indirect automobile loans	459,234	26.79	368,962	28.01	211,206	18.97	—	—	—	—
Other consumer loans	3,119	0.18	2,406	0.18	2,401	0.21	3,409	0.40	3,130	0.36
Total gross loans, excluding money market loan participations	1,714,353	100.00%	1,317,412	100.00%	1,113,528	100.00%	843,473	100.00%	875,921	100.00%
Less:
Unadvanced funds on loans	(88,659)		(57,205)		(46,777)		(39,684)		(47,157)
Deferred loan origination costs (fees):
Indirect automobile loans	11,150		9,732		6,254		—		—
Other consumer loans	(89)		(302)		(265)		(364)		(404)
Total loans, excluding money market loan participations	1,636,755		1,269,637		1,072,740		803,425		828,360
Money market loan participations	—		—		2,000		4,000		6,000
Total loans, net	$1,636,755		$1,269,637		$1,074,740		$807,425		$834,360

The Company’s loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company’s primary lending area and indirect automobile loans. The Company also provides financing for construction and development projects, commercial lines of credit primarily to business entities and condominium associations, home equity and second mortgage loans, and other consumer loans. The Company also purchases participations in commercial loans to national companies and organizations originated and serviced primarily by money center banks. Generally, the participations mature between one day and three months and are viewed by the Company as an alternative short-term investment for liquidity management purposes rather than as traditional commercial loans.

The Company relies on community contacts as well as referrals from existing customers, attorneys and other real estate professionals to generate business within its lending area. In addition, existing borrowers are an important source of business since many of its multi-family and commercial real estate customers have more than one loan outstanding with the Company. Three commissioned loan originators on the staff of the Company are also used to generate residential mortgage loan business. The Company’s ability to originate loans depends on the strength of the economy, trends in interest rates, customer demands and competition.

Many of the Company’s borrowers have done business with the Company for years and have more than one mortgage loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million. At December 31, 2005, the Company’s largest borrower had a commercial loan outstanding of $20.0 million collateralized by marketable securities. Including this borrower, there were 34 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2005. The cumulative total of those loans was $297.0 million, or 18% of loans outstanding. Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

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

Frequently, multi-family and commercial real estate mortgage loans are made for five to ten year terms, with an amortization period of twenty to twenty-five years, and are priced on an adjustable-rate basis with the borrower’s option to fix the interest rate at the time of origination or later during the term of the loan. Generally, a yield maintenance fee and other fees are collected when a fixed-rate loan is paid off prior to its maturity.

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

One-to-Four Family Mortgage Loans

The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company’s loan portfolio.

The increase in one-to-four family mortgage loans from $136.0 million at December 31, 2004 to $287.4 million at December 31, 2005 resulted primarily from the inclusion of loans resulting from the Mystic acquisition. Shortly after completion of the acquisition, the Company sold $30 million of residential mortgage loans with 15 to 30 year maturities to eliminate the interest rate risk associated with holding such long-term assets in a rising interest rate environment.

Construction and Development Loans

At December 31, 2005, construction and development loans amounted to $36.0 million, $6.5 million of which had not been advanced as of that date. The $36.0 million is comprised of $6.3 million pertaining to construction of multi-family properties, $6.8 million pertaining to construction of commercial properties, $21.6 million pertaining to construction of one-to-four family residential homes and $1.3 million pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial Loans

Commercial loans, which amounted to $105.4 million at December 31, 2005, compared to $75.3 million at December 31, 2004, included loans to condominium associations of $56.7 million and $53.1 million, respectively. Typically, such loans are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

The Company also provides commercial banking services to small businesses in its market area. Product offerings include lines of credit for working capital as well as financing for capital expenditures and owner-occupied mortgage financing. Interest rates on these loans typically are tied to the prime rate and adjust when changes occur in that benchmark.

This type of commercial lending commenced with the acquisition of Mystic in January 2005. In February 2006, the Company hired a senior vice president with 34 years of loan experience to be in charge of commercial lending. The Company expects to grow its commercial lending business in a measured way by focusing on credit fundamentals and service to established business concerns. At December 31, 2005, commercial business loans amounted to $48.7 million, including $7.8 million in standby letters of credit. This part of the portfolio included a $20.0 million loan fully collateralized by marketable securities that was mentioned on the second preceding page.

Indirect Automobile Loans

The Company commenced originating indirect automobile loans in the first quarter of 2003. Such loans amounted to $459.2 million at December 31, 2005 compared to $369.0 million at December 31, 2004. Indirect automobile loans are loans for automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations.

Indirect automobile loans are originated through dealerships and assigned to the Company. The senior vice president responsible for indirect automobile lending must approve the application of any dealer with whom the Company does business. The Company does business with approximately 175 dealerships located primarily in eastern Massachusetts. Dealer relationships are reviewed monthly for application quality, the ratio of loans approved to applications submitted and loan performance.

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

The indirect automobile loan policy limits the aggregate number of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2005, loans with credit scores below 660 were less than 10% of loans outstanding. The average credit score of loans in the portfolio at that date was 731.

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

Indirect automobile loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company’s loan policy. The rate paid by a borrower usually differs with the “buy rate” earned by the Company. A significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the “spread”. Most of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within 120 days of the loan origination date, the dealer must pay a proportionate part of the spread to the Company. If a loan is repaid after ninety days, the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief executive officer, the risk management officer and the board of directors on a monthly basis.

The following table shows the contractual maturity and repricing dates of the Company’s gross loans, net of unadvanced funds, at December 31, 2005. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2005
	Real estate mortgage loans
	One-to- four family	Multi- family	Commercial real estate	Construction and development	Home equity and second mortgage	Commercial loans	Indirect automobile loans	Other loans	Total loans
	(In thousands)
Amounts due:
Within one year	$19,379	$125,366	$71,361	$27,521	$49,189	$38,134	$777	$2,970	$334,697
After one year:
More than one year to three years	81,108	128,008	145,062	1,358	7,608	6,060	79,507	71	448,782
More than three years to five years	114,440	54,709	81,064	691	4,039	12,323	311,142	69	578,477
More than five years to ten years	31,495	33,221	68,577	—	2,266	9,431	67,808	—	212,798
More than ten years	35,292	10,311	4,399	—	—	2,000	—	—	52,002
Total due after one year	262,335	226,249	299,102	2,049	13,913	29,814	458,457	140	1,292,059
Total amount due	$281,714	$351,615	$370,463	$29,570	$63,102	$67,948	$459,234	$3,110	1,626,756
Add (deduct):
Deferred loan origination costs (fees):
Indirect automobile loans									11,150
Other loans									(89)
Acquisition fair value adjustments									(1,062)
Net loans									$1,636,755

The following table sets forth at December 31, 2005 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$56,020	$206,315	$262,335
Multi-family	65,150	161,099	226,249
Commercial real estate	88,388	210,714	299,102
Construction and development	—	2,049	2,049
Home equity and second mortgage	9,962	3,951	13,913
Total mortgage loans	219,520	584,128	803,648
Commercial loans	11,770	18,044	29,814
Indirect automobile loans	458,457	—	458,457
Other consumer loans	140	—	140
Total loans	$689,887	$602,172	$1,292,059

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 9 through 12 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. Brookline’s deposits are obtained predominantly from customers in the communities in which its banking offices are located. Deposits are also gathered via the internet. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company does not use brokers to obtain deposits.

The following table presents the deposit activity of the Company for the years indicated.

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Net deposits	$371,186	$82,328	$18,303
Interest credited on deposit accounts	23,163	11,709	12,293
Total increase in deposit accounts	$394,349	$94,037	$30,596

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

In 2005, transaction deposit accounts increased $65.1 million, or 14.3%, and certificates of deposit increased $329.2 million, or 103.8%. Of the total increase in deposits, $332 million resulted from the acquisition of Mystic. The rise in interest rates during 2005 added to the increase in certificate of deposit accounts.

The following table sets forth the distribution of the Company’s average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2005			Year ended December 31, 2004
		Percent			Percent
		of total	Weighted		of total	Weighted
	Average	average	average	Average	average	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$96,853	8.53%	0.22%	$62,543	8.67%	0.14%
Savings accounts	147,922	13.02	1.36	69,364	9.62	1.69
Money market savings accounts	268,026	23.59	1.62	279,590	38.76	1.18
Non-interest-bearing demand checking accounts	67,081	5.90	—	35,789	4.96	—
Total transaction deposit accounts	579,882	51.04	1.13	447,286	62.01	1.02

Certificate of deposit accounts:
Six months or less	89,427	7.87	2.68	57,721	8.00	1.52
Over six months through 12 months	264,447	23.28	2.90	78,397	10.87	1.97
Over 12 months through 24 months	134,708	11.86	2.73	88,572	12.28	3.00
Over 24 months	67,630	5.95	4.24	49,344	6.84	4.22
Total certificate of deposit accounts	556,212	48.96	2.99	274,034	37.99	2.61
Total average deposits	$1,136,094	100.00%	2.04%	$721,320	100.00%	1.62%

	Year ended December 31, 2003
		Percent
		of total	Weighted
	Average	average	average
	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$61,673	9.29%	0.17%
Savings accounts	21,792	3.28	0.59
Money market savings accounts	296,714	44.70	1.54
Non-interest-bearing demand checking accounts	30,063	4.53	—
Total transaction deposit accounts	410,242	61.80	1.17

Certificate of deposit accounts:
Six months or less	72,899	10.98	1.85
Over six months through 12 months	68,341	10.30	2.22
Over 12 months through 24 months	58,773	8.85	3.58
Over 24 months	53,542	8.07	4.73
Total certificate of deposit accounts	253,555	38.20	2.96
Total average deposits	$663,797	100.00%	1.85%

At December 31, 2005, the Company had outstanding $232.2 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted average rate
	(Dollars in thousands)

Three months or less	$58,964	3.47%
Over three months through six months	54,548	3.82
Over six months through 12 months	76,892	3.70
Over 12 months	41,767	4.23
	$232,171	3.77

Borrowed Funds

The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2005, the Company had $411.5 million in outstanding advances from the FHLB and had the capacity to increase that amount to $578.3 million.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$413,555	$280,739	$149,125
Maximum amount outstanding at any month end during the year	430,142	320,171	220,519
Balance outstanding at end of year	411,507	320,171	220,519
Weighted average interest rate during the year	3.67%	3.35%	4.23%
Weighted average interest rate at end of year	4.16%	3.23%	3.52%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2005	2004	2003

Return on assets (net income divided by average total assets)	1.01%	1.10%	1.00%

Return on equity (net income divided by average stockholders’ equity)	3.61%	2.99%	2.36%

Dividend payout ratio (dividends declared per share divided by net income per share)	200.00%	238.71%	216.00%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	27.89%	36.86%	42.57%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corporation (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2005, BSC and BBS had total assets of $143.2 million and $313.0 million, respectively, of which $142.5 million and $310.3 million, respectively, were in investment securities and short-term investments.

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

Mystic Financial Capital Trust I (“MFCI”) and Mystic Financial Capital Trust II (“MFCII”) were formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale of the securities in subordinated debentures issued by Mystic. The Company assumed the obligations related to the debentures when it acquired Mystic.  Interest paid by the Company on the subordinated debentures equals the dividends paid by MFCI and MFCII to the holders of the trust preferred securities.

Proceeds from the trust preferred securities issued by MFCI were invested in $5.0 million of floating rate subordinated debentures that mature in 2032, but are callable at the option of the Company on April 22, 2007. These debentures represent the sole asset of MFCI. The interest rate on the debentures changes semi-annually to 6-month LIBOR plus 3.25%.

Proceeds from the trust preferred securities issued by MFCII were invested in $7.0 million of floating rate subordinated debentures that mature in 2033, but are callable at the option of the Company on April 15, 2008. These debentures represent the sole asset of MFCII. The interest rate on the debentures changes quarterly to 3-month LIBOR plus 3.70%.

Personnel

As of December 31, 2005, the Company had 169 full-time employees and 33 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

At December 31, 2005, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. As of December 31, 2005, the Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, the Bank maintained 67.0% of its portfolio assets in qualified thrift investments.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application for approval of a capital distribution if:

•                  the total capital distributions for the applicable calendar year exceed the sum of the bank’s net income for that year to date plus the bank’s retained net income for the preceding two years;

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and implementing regulations. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings bank subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank’s unimpaired capital and surplus. In addition, OTS regulations prohibit a bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% or higher shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s unimpaired capital and surplus. In addition, extensions of credit to insiders must be approved by the Bank’s board of directors.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties” which includes officers, directors and employees of the institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

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

At December 31, 2005, the Bank met the criteria for being considered “well-capitalized.”

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

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund and an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new obligation requires the FDIC to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 4.5% of its borrowings from the Federal Home Loan Bank. As of December 31, 2005, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

The Company is a Delaware-chartered savings and loan holding company subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings bank subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

The Company became a savings and loan holding company after May 4, 1999 and, therefore, its activities are limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities incidental to or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

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

The USA PATRIOT Act

On October 26, 2001, the USA PATRIOT Act was enacted. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if the Company or the Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. The Bank has established policies, procedures and systems to comply with the applicable requirements of the law.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a federal law that requires the Company’s chief executive officer and chief financial officer to certify to the accuracy of periodic reports filed by the Company with the Security and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The legislation accelerates the time frame for disclosures by public companies like the Company, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change. Under the Act, Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, the Act prohibits any officer or director of the Company or any other person acting under their direction from taking action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading.

The Act also requires inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the Company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls.

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

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2005, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, the Company had $3.9 million of net operating loss carry forward for federal income tax purposes resulting from the Mystic acquisition.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

Massachusetts State Taxation. For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, the Company, the Bank and each of their subsidiaries file separate annual income tax returns. The Company and the Bank are subject to an annual Massachusetts excise tax at a rate of 10.50% of their net income. For these purposes, Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Internal Revenue Code of 1986, except for those deductions under the Internal Revenue Code relating to (1) dividends received, (2) losses sustained in other taxable years and (3) taxes on or measured by income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state of the United States, the District of Columbia, the Commonwealth of Puerto Rico, any territory or possession of the United States or any foreign country, or a political subdivision of any of the foregoing. The Company and the Bank are not permitted to carry their losses forward or back for Massachusetts tax purposes. BBS, the Bank’s wholly-owned subsidiary, and BSC, the Company’s wholly-owned subsidiary, are securities corporations and, accordingly, are subject to an excise tax at the rate of 1.32% of their gross income.

In January 1997, the Bank incorporated BPCC which elected to be taxed as a real estate investment trust (“REIT”). BPCC was 99.9% owned by Associates, a wholly-owned subsidiary of the Bank. Both BPCC and Associates were liquidated on December 31, 2003.

The treatment of earnings of Associates and BPCC, for Massachusetts income tax purposes, was adversely affected by a new Massachusetts law enacted on March 5, 2003. That law denied a dividend received deduction for dividend distributions from a REIT in determining Massachusetts taxable income. The law not only disallowed dividend received deductions for the year 2003 and thereafter, but also disallowed dividend received deductions retroactively to tax years beginning in 1999. The Company disputed the retroactive tax assessments. Ultimately, the Company settled the dispute by paying $4.3 million to the Commonwealth of Massachusetts, which resulted in an after-tax charge to earnings of $2.8 million in 2003.

Securities and Exchange Commission Availability of Filings on Company Web Site

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report) and Form 8-K (Report of Unscheduled Material Events). The Company may file additional forms.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s annual report on form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC and additional shareholder information are available free of charge on the Company’s website: www.brooklinebank.com. The Company’s Code of Ethics is also available on the Company’s website.

Item 1A. Risk Factors

There are several significant risk factors that affect the financial performance of financial institutions in general and the Company in particular. This Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report to Stockholders which is incorporated herein by reference, include comments relating to those factors.

Presented below is a summary of risk factors that are especially significant to the Company. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to the Company.

Changes in the Interest Rate Policies of the Board of Governors of the Federal Reserve System. As has been noted herein, numerous interest rate changes have been made by the Federal Reserve since June 2004. Those changes have resulted in a flat yield curve. A flat yield curve diminishes the profitability of the Bank. A rising interest rate environment would likely be beneficial to the Company because of its higher than normal capital ratio and its reasonably matched interest rate sensitivity gap position. At December 31, 2005, interest-bearing liabilities maturing or repricing within one year were $979 million while interest-earning assets maturing or repricing within one year were $966 million. This essentially matched position reduces the Company’s exposure to changes in profitability when interest rate policy movements occur.

Changes in the Real Estate Market. The real estate market in the area where the Company conducts most of its business has started to experience a slow down in activity and a reduction in the prices at which real estate is bought and sold. These trends could affect the volume of business the Company can achieve in the future and the value of underlying collateral related to the Company’s mortgage loan portfolio. A substantial part of the Company’s assets are supported by real estate.

Changes in the Local Economy. Most of the Company’s activity is concentrated in eastern Massachusetts. Massachusetts is the only state in the United States that has lost population in each of the past two years. Continuation of that trend could affect the ability of the Company to grow in the future. Further, economic slowdown could affect the ability of both business and consumer borrowers to repay their loans. Besides a significant mortgage loan portfolio, the Company had $459 million of indirect automobile loans at December 31, 2005.

Competition. Currently, pricing for loans and deposits by many competitors is very aggressive and at rates that result in lower than normal profit margins. While the Company has more than ample capital to compete with most financial institutions, continuation of existing pricing trends will have an adverse effect on the Company’s profitability.

Legislative and Regulatory Changes. Compliance with the Sarbanes-Oxley Act of 2002 that relates to, among other things, assessment and monitoring of the Company’s internal controls over financial reporting, has resulted in substantial added costs for the Company. The requirements of this Act are especially burdensome and frustrating to an entity such as the Company that has been subjected to comprehensive regulatory examination and supervision for many years. The Company has also devoted important resources to meet new regulatory requirements in areas such as domestic security and customer privacy. Continuation of the frequency and complexity of legislative and regulatory changes will place further pressure on the Company’s overall profitability.

Successful Execution of Growth Initiatives. As described elsewhere in this Report, the Company  signed a merger agreement on February 28, 2006 to expand its ownership of Eastern Funding LLC, a specialty finance company, and hired a senior vice president in February 2006 to be responsible for commercial lending. It is expected that both of these initiatives will provide profitable growth opportunities. On the other hand, expansion of activities in areas where the Company’s prior history is limited involves greater risks. The Company intends to proceed deliberately in the implementation of these initiatives.

Item 1B. Unresolved Staff Comments

None

Item 2.           Properties

At December 31, 2005, the Bank conducted its business from its main office located in Brookline, fourteen other banking offices located in Brookline, Medford and adjacent communities in Middlesex and Norfolk counties in Massachusetts, an operations center of the Bank in Brookline and an office in Newton, Massachusetts used to conduct the Bank’s indirect automobile lending business. In addition to its main office, the Bank owns three of its banking offices and leases all of its other locations. It also has three remote ATM locations, one of which is leased. Refer to note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Stockholders, which is incorporated herein by reference, for information regarding the Company’s lease commitments at December 31, 2005.

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

Item 4.           Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5.           Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   The common stock of the Company is traded on the Nasdaq National Market System. The approximate number of holders of common stock as of December 31, 2005, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the years ended December 31, 2005 and 2004, appears on the inside of the back cover page of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

(b)  Not applicable.

(c)  No repurchases of the Company’s common stock were made in the fourth quarter of 2005.

Item 6.           Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on the back of the cover page and page 1 of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 7.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 16 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 12 through 14 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 8.           Financial Statements And Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

The supplementary data required by this Item relating to selected quarterly financial data is provided in note 18 of the notes to consolidated financial statements included in Item 8 of Part II of this Report.

Item 9.           Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 appears on page F-1 of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

The Attestation Report of the independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page F-2 of the Company’s 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

A listing of and information about the Company’s Directors and Executive Officers appears on pages 3 through 5 of the Company’s proxy statement dated March 14, 2006 which is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is presented under the heading “Proposal I - Election of Directors” on pages 3 through 18 of the Company’s proxy statement dated March 14, 2006 which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company’s proxy statement dated March 14, 2006 which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions are presented on pages 17 and 18 of the Company’s proxy statement dated March 14, 2006 which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The disclosure required by this Item is set forth under the heading “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm” on pages 18 and 19 of the Company’s proxy statement dated March 14, 2006 which is incorporated herein by reference.

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

(3)                      Exhibits: The exhibits listed in paragraph (c) below are filed herewith or incorporated herein by reference to other filings.

(b)                     Required Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to a previously filed Registration Statement)*

3.2	Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to a previously filed Registration Statement)*

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**

10.2	Form of Change in Control Agreement (incorporated by reference to the Form 10-K filed on March 10, 2004)

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3 to a previously filed Registration Statement)**

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

11	Statement Regarding Computation of Per Share Earnings.

13	2005 Annual Report to Stockholders

14	Code of Ethics

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. Business - Subsidiary Activities of this Report.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*                 Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 10, 2002 (Registration No. 333-85980)

**          Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on November 18, 1997 (Registration No. 333-40471)

(c)                  Other Required Financial Statements and Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: March 9, 2006	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 9, 2006		Date: March 9, 2006

By:	/s/ Oliver F. Ames	By:	/s/ Charles H. Peck
	Oliver F. Ames, Director		Charles H. Peck, Director

By:	/s/ Dennis S. Aronowitz	By:	/s/ Hollis W. Plimpton
	Dennis S. Aronowitz, Director		Hollis W. Plimpton, Director

By:	/s/ George C. Caner, Jr.	By:	/s/ Joseph J. Slotnik
	George C. Caner, Jr., Director		Joseph J. Slotnik, Director

By:	/s/ David C. Chapin	By:	/s/ William V. Tripp, III
	David C. Chapin, Director		William V. Tripp, III, Director

By:	/s/ William G. Coughlin	By:
	William G. Coughlin, Director		Rosamond B. Vaule, Director

By:	/s/ John L. Hall, II	By:	/s/ Peter O. Wilde
	John L. Hall, II, Director		Peter O. Wilde, Director

By:		By:	/s/ Franklin Wyman, Jr.
	John J. Mc Glynn, Director		Franklin Wyman, Jr., Director

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,214,704	$1,694,499	$1,524,034	$1,423,357	$1,099,596

Loans	1,636,755	1,269,637	1,074,740	807,425	834,360

Allowance for loan losses	22,248	17,540	16,195	15,052	15,301

Debt securities:
Available for sale	371,363	251,392	276,623	347,211	146,238

Held to maturity	410	889	1,343	4,861	9,558

Marketable equity securities	3,543	9,460	11,329	13,838	17,187

Goodwill and core deposit intangible	45,086	—	—	—	—

Deposits	1,168,307	773,958	679,921	649,325	620,920

Borrowed funds and subordinated debt	423,725	320,171	220,519	124,900	178,130

Stockholders’ equity	602,450	585,013	606,684	632,381	285,445

Net unrealized gain (loss) on securities available for sale, net of taxes, included in stockholders’ equity	(1,577)	560	2,529	4,155	6,720

Non-performing loans	480	111	50	5	140

Non-performing assets	973	439	133	5	1,580

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Operating Data:

Interest income	$107,096	$72,110	$66,210	$71,497	$75,960
Interest expense	39,050	21,124	18,608	25,519	32,904
Net interest income	68,046	50,986	47,602	45,978	43,056
Provision (credit) for loan losses	2,483	2,603	1,288	(250)	974
Net interest income after provision (credit) for loan losses	65,563	48,383	46,314	46,228	42,082
Gains on securities, net	853	1,767	2,102	8,698	3,540
Gain from termination of pension plan	—	—	—	—	3,667
Loss from prepayment of FHLB advances	—	—	—	(7,776)	—
Other non-interest income	4,444	3,443	3,251	2,458	2,091
Recognition and retention plans expense	(2,716)	(2,890)	(3,992)	(162)	(167)
Restructuring charge relating to internet bank	—	—	—	—	(3,927)
Merger/conversion expense	(894)	—	—	—	—
Amortization of core deposit intangible	(2,370)	—	—	—	—
Other non-interest expense	(27,977)	(20,099)	(18,195)	(15,142)	(16,721)
Income before income taxes	36,903	30,604	29,480	34,304	30,565
Provision for income taxes	(14,873)	(12,837)	(12,212)	(12,369)	(11,231)
Retroactive assessment related to REIT	—	—	(2,788)	—	—
Net income	$22,030	$17,767	$14,480	$21,935	$19,334

SELECTED FINANCIAL RATIOS AND OTHER DATA

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001

Performance Ratios:

Return on average assets	1.01%	1.10%	1.00%	1.68%	1.80%

Return on average stockholders’ equity	3.61	2.99	2.36	4.81	6.74

Interest rate spread (1)	2.48	2.34	2.26	2.41	2.83

Net interest margin (1)	3.24	3.21	3.34	3.58	4.10

Dividend payout ratio	200.00	238.71	216.00	83.16	63.64

Capital Ratios:

Stockholders’ equity to total assets at end of year	27.20	34.52	39.81	44.43	25.96

Tier 1 core capital ratio at end of year (2)	20.64	27.66	31.53	34.37	21.75

Asset Quality Ratios:

Non-performing assets as a percent of total assets at end of year	0.04	0.03	0.01	—	0.14

Allowance for loan losses as a percent of loans at end of year	1.36	1.38	1.51	1.86	1.83

Per Share Data:

Basic earnings per common share (3)	$0.37	$0.31	$0.25	$0.38	$0.33

Diluted earnings per common share (3)	$0.36	$0.31	$0.25	$0.38	$0.33

Number of shares outstanding at end of year (in thousands) (3) (4)	61,584	59,143	58,825	58,545	58,540

Dividends paid per common share (3)	$0.74	$0.74	$0.54	$0.316	$0.210

Book value per common share at end of year (3)	$9.78	$9.89	$10.31	$10.80	$4.87

Tangible book value per common share at end of year	$9.05	$9.89	$10.31	$10.80	$4.87

Market value per common share at end of year (3)	$14.17	$16.32	$15.34	$11.90	$7.52

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements of Brookline Bancorp, Inc. (the “Company”) and the Notes thereto presented elsewhere in this Annual Report.

Forward-Looking Statements and Factors Affecting Those Statements

The following discussion contains forward-looking statements based on management’s current expectations regarding factors that may affect the Company’s earnings and financial condition in the future. Any statements herein that are not statements of historical fact are likely to be forward-looking statements. Any statements herein preceded by, followed by or which include the words “may”, “could”, “should”, “will”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “assume” or similar expressions are forward-looking statements.

These forward-looking statements, implicitly and explicitly, include the underlying assumptions and information used by management to establish plans, objectives, goals and expectations. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company’s financial performance to differ materially from the objectives, expectations, forecasts and projections expressed in the forward-looking statements:

•                  Interest rate policies of the Board of Governors of the Federal Reserve System. The Company’s results of operations depend significantly on net interest income, which is the difference between the interest rate earned on loans and investment securities and interest paid on deposits and borrowings. Changes in interest rates can affect profitability, stockholders’ equity, the carrying value and average life of assets, the demand for loans, the collectibility of loans and investment securities, and the flow and mix of deposits.

•                  Changes in the local real estate market. A significant part of the Company’s loan portfolio ($1.1 billion) is concentrated in commercial, multi-family, residential and construction loans secured by real estate located primarily in eastern Massachusetts. Changes in the real estate market can affect the volume of loan originations and the level of loan losses experienced.

•                  Changes in the local, regional and national economy. In addition to real estate loans, the Company’s loan portfolio also includes $459 million of indirect automobile loans. Changes in the economy can affect the ability of borrowers to repay loans, the demand for loans and the flow of deposits.

•                  Competition and industry consolidation. Competition for loans and deposits is intense and consolidation within the banking and financial services sector continues at a significant pace. Competition and industry consolidation can affect the profitability achievable through product and service pricing and the ability to maintain and attract business.

•                  Legislative and regulatory changes. The Company is subject to extensive federal and state legislation, regulation, examination and supervision. Legislative and regulatory changes can greatly affect the Company’s operating costs and growth opportunities. Compliance with the requirements of the Sarbanes-Oxley Act relating to internal control over financial reporting and regulatory requirements relating to banking and customer privacy matters resulted in higher operating expenses in 2005 and 2004.

•                  Acquisitions and other growth initiatives. On January 7, 2005, the Company acquired Mystic Financial, Inc. (“Mystic”). The Company continues to seek additional acquisitions and to expand through the opening of new branches and the offering of expanded services. In 2006, the Company plans to open one or two new branches and, in February, a highly experienced senior officer was recruited to expand commercial business lending. Additionally, on February 28, 2006, the Company signed a merger agreement to increase its ownership interest in Eastern Funding LLC (“Eastern”) from approximately 29% to 86%. Eastern, which had total assets of $106 million at December 31, 2005, specializes primarily in the financing of coin-operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast. While acquisitions and other growth activities are critical to the long-term success of the Company, there are risks associated with such initiatives. The initiatives often require investments and expenditures that can have a negative effect on operating results in the short-term and cause significant adverse consequences if the initiatives are not executed satisfactorily.

Executive Level Overview

Over the past three years, the Company’s operating results were greatly affected by interest rate spread and margin contraction, the inauguration of indirect automobile lending in February 2003 and the acquisition of Mystic in January 2005.

Short and long-term interest rates have been moving gradually toward similar levels, thus causing a flattening yield curve. Steady shrinkage between rates earned on loans and investment securities and rates paid on deposits and liabilities had a negative effect on profitability.

The Company commenced originating indirect automobile loans in February 2003. Since then, that portfolio has grown to $459 million at the end of 2005. While the pace of future loan growth is expected to decline, the profit contribution from this lending activity should continue to improve. To date, amounts provided for loan losses have substantially exceeded net charge-offs. As the loan portfolio becomes more seasoned, provisions should become more comparable to charge-offs. On the other hand, deterioration in the ability of borrowers to repay their loans would likely have an adverse effect on profitability.

A significant part of the Company’s growth in assets and profitability in 2005 resulted from the Mystic acquisition.

The following is a summary of operating and financial condition highlights as of and for each of the years in the three-year period ended December 31.

Operating Highlights

	Year ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)

Net interest income	$68,046	$50,986	$47,602
Provision for loan losses	2,483	2,603	1,288
Non-interest income	5,297	5,210	5,353
Merger/conversion expense	894	—	—
Amortization of core deposit intangible	2,370	—	—
Other non-interest expense	30,693	22,989	22,187
Income before income taxes	36,903	30,604	29,480
Provision for income taxes	14,873	12,837	12,212
Retroactive assessment related to REIT	—	—	2,788
Net income	22,030	17,767	14,480

Basic earning per common share	$0.37	$0.31	$0.25
Diluted earning per common share	0.36	0.31	0.25

Interest rate spread	2.48%	2.34%	2.26%
Net interest margin	3.24%	3.21%	3.34%

Financial Condition Highlights

	At December 31,
	2005	2004	2003
	(In thousands)

Total assets	$2,214,704	$1,694,499	$1,524,034
Net loans	1,614,507	1,252,097	1,058,545
Deposits	1,168,307	773,958	679,921
Borrowed funds and subordinated debt	423,725	320,171	220,519
Stockholders’ equity	602,450	585,013	606,684

Non-performing assets	$973	$439	$133

Stockholders’ equity to total assets	27.20%	34.52%	39.81%

Acquisition of Mystic

As described more fully in note 2 to the consolidated financial statements appearing elsewhere herein, the Company acquired Mystic on January 7, 2005. The acquisition added $483.1 million to the Company’s assets at that date (including goodwill of $35.6 million and a core deposit intangible of $11.8 million) and $420.4 million (including deposits of $332.3 million) to the Company’s liabilities. These additions accounted for much of the increase in the Company’s assets and liabilities between December 31, 2004 and December 31, 2005. The issuance of 2,516,525 shares of the Company’s common stock in connection with the acquisition added $39.2 million to stockholders’ equity.

Much of the improvement in net interest income in 2005 compared to 2004 was attributable to the inclusion of the acquired assets and liabilities mentioned above. As part of the acquisition, Mystic was merged into the Company and, on April 11, 2005, the operating systems of Mystic’s bank subsidiary (“Medford”) were converted to the operating systems of the Company’s bank subsidiary (“Brookline”). Merger/conversion related expenses were $894,000 in 2005, substantially all of which were incurred in the first half of the year. Non-interest expense in 2005 also included $2,370,000 of amortization of the core deposit intangible. Amortization of that asset, which is deductible for income tax purposes, is occurring over a nine year period on an accelerated basis.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for 2005, 2004 and 2003. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Year ended December 31,
	2005			2004			2003
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$139,294	$4,356	3.13%	$116,260	$1,540	1.32%	$138,877	$1,544	1.11%
Debt securities (2)	339,097	11,332	3.34	266,932	6,366	2.38	328,581	7,671	2.33
Equity securities (2)	30,367	1,347	4.44	25,495	814	3.19	22,001	795	3.61
Mortgage loans (3)	1,097,411	67,248	6.13	826,227	48,818	5.91	814,131	50,479	6.20
Commercial loans (3)	74,119	4,477	6.04	42,862	2,073	4.84	28,230	1,517	5.37
Indirect automobile loans (3)	428,365	18,436	4.30	314,538	12,460	3.96	95,003	4,149	4.37
Consumer loans (3)	2,951	210	7.12	2,386	176	7.38	2,821	214	7.59
Total interest-earning assets	2,111,604	107,406	5.09%	1,594,700	72,247	4.53%	1,429,644	66,369	4.64%
Allowance for loan losses	(21,487)			(16,758)			(15,670)
Non interest-earning assets	97,575			31,735			29,200
Total assets	$2,187,692			$1,609,677			$1,443,174

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$96,853	213	0.22%	$62,543	86	0.14%	$61,673	104	0.17%
Savings accounts	147,922	2,014	1.36	69,364	1,173	1.69	21,792	129	0.59
Money market savings accounts	268,026	4,330	1.62	279,590	3,295	1.18	296,714	4,565	1.54
Certificate of deposit accounts	556,212	16,615	2.99	274,034	7,154	2.61	253,555	7,497	2.96
Total deposits	1,069,013	23,172	2.17	685,531	11,708	1.71	633,734	12,295	1.94
Borrowed funds	413,555	15,192	3.67	280,739	9,416	3.35	149,125	6,313	4.23
Subordinated debt	11,964	686	5.73	—	—	—	—	—	—
Total interest-bearing liabilities	1,494,532	39,050	2.61%	966,270	21,124	2.19%	782,859	18,608	2.38%
Non-interest-bearing demand checking accounts	67,081			35,789			30,063
Other liabilities	15,928			14,349			15,899
Total liabilities	1,577,541			1,016,408			828,821
Stockholders’ equity	610,151			593,269			614,353
Total liabilities and stockholders’ equity	$2,187,692			$1,609,677			$1,443,174
Net interest income (tax equivalent basis)/interest rate spread		68,356	2.48%		51,123	2.34%		47,761	2.26%
Less adjustment of tax exempt income		310			137			159
Net interest income		$68,046			$50,986			$47,602
Net interest margin			3.24%			3.21%			3.34%

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

•                  Average interest-earning assets increased $516.9 million, or 32.4%, in 2005 compared to 2004 and $165.1 million, or 11.5%, in 2004 compared to 2003. The increases were attributable primarily to the assets derived from the Mystic acquisition and from growth of the indirect automobile loan portfolio.

•                  Net interest income increased $17.1 million, or 33.5%, in 2005 compared to 2004 and $3.4 million, or 7.1% in 2004 compared to 2003. The increases were attributable primarily to the asset growth mentioned above and improvement in interest rate spread. However, net interest income was affected adversely by the decline in the percent of total assets funded by stockholders’ equity (for which there is no interest cost) from 43% in 2003 to 37% in 2004 and 28% in 2005.

•                  The improvement in interest rate spread (the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities) from 2.26% in 2003 to 2.34% in 2004 and 2.48% in 2005 was due primarily to the increase in loans as a percent of total interest-earning assets from 66% in 2003 to 74% in 2004 and 76% in 2005. Generally, the yield on loans is higher than on investment securities.

•                  Net interest margin is net interest income, on a tax equivalent basis, divided by interest-earning assets. The improvement in net interest margin from 3.21% in 2004 to 3.24% in 2005 was due primarily to the effect of the matters mentioned in the two preceding subsections. Increased revenues derived from having a higher percent of earning assets in loans was partially offset by the decline in net interest margin resulting from a lower percent of assets funded by stockholders’ equity. The decline in net interest margin in 2004 compared to the 3.34% rate achieved in 2003 was due primarily to the decline in the percent of assets funded by stockholders’ equity in 2003 compared to 2004.

Despite the improvement in interest rate spread in 2005 compared to 2004, interest rate spread declined throughout most of 2005. After a rise from 2.36% in the 2004 fourth quarter to 2.59% in the 2005 first quarter, interest rate spread declined thereafter to 2.52% in the second quarter, 2.42% in the third quarter and 2.33% in the fourth quarter. The rise in the first quarter resulted from inclusion of Mystic which had a higher interest rate spread than Brookline. The subsequent declines resulted from a more rapid rise in the average rates paid on deposits and borrowed funds than in the increase in the average rates earned on assets.

Commencing in June 2004 and extending to the end of 2005, the Board of Governors of the Federal Reserve System approved 13 rate increases of 0.25% each in the federal funds rate for overnight borrowings between banks. The resulting rate of 4.25% at December 31, 2005 was the highest level in the past four and one-half years. Another increase of 0.25% was approved on January 31, 2006. As a result of these rate setting actions, a flat yield curve has evolved. The yield curve represents the difference in rates paid on U. S Treasury obligations with varying time periods to maturity. An upward slope in the yield curve means that longer-term rates are higher than shorter-term rates. Generally, an upward slope in the yield curve is favorable for banks. Over the past year, the slope of the yield curve has become flatter as the difference between the rate offered on a ten year U.S. Treasury obligation compared to the rate offered on a three month U. S. Treasury obligation declined from 2.01% at the end of 2004 to 0.32% at the end of 2005.

The rapid rise in the average rates paid for deposits and borrowings was caused by the changing interest rate environment described in the preceding paragraph, increased competition among banks and other financial service companies for deposits and other funds, and a shift in the mix of deposits. Customarily, higher rates are paid on certificate of deposit accounts than on transaction deposit accounts. Certificates of deposit comprised 55% of total deposits at December 31, 2005 compared to 41% at December 31, 2004 and 37% at December 31, 2003.

We expect that the relatively flat yield curve of the past few months will continue at least in the first half of 2006 and that interest rates will rise further. This environment will likely cause interest rate spread to decline in the first half of 2006 and possibly thereafter and make it challenging to improve net interest margin from its existing level. Trends in interest rates depend on many factors and, accordingly, actual rates in the future could vary significantly from the Company’s predictions.

Since the second half of 2003, the Company has paid an extra dividend of $0.20 per share semi-annually. It is worth noting that each extra dividend of $0.20 per share reduces stockholders’ equity by approximately $12.3 million and interest income by the amount that otherwise would be earned if the dividend were not paid.

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

	Year ended December 31, 2005 compared to year ended December 31, 2004			Year ended December 31, 2004 compared to year ended December 31, 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Short-term investments	$358	$2,458	$2,816	$(274)	$270	$(4)
Debt securities	1,999	2,967	4,966	(1,467)	162	(1,305)
Equity securities	175	358	533	118	(99)	19
Mortgage loans	16,557	1,873	18,430	742	(2,403)	(1,661)
Other commercial loans	1,911	493	2,404	772	(216)	556
Indirect automobile loans	4,824	1,152	5,976	8,731	(420)	8,311
Other consumer loans	40	(6)	34	(32)	(6)	(38)
Total interest income	25,864	9,295	35,159	8,590	(2,712)	5,878

Interest expense:
Deposits:
NOW accounts	61	66	127	1	(19)	(18)
Savings accounts	1,108	(267)	841	564	480	1,044
Money market savings accounts	(141)	1,176	1,035	(251)	(1,019)	(1,270)
Certificate of deposit accounts	8,299	1,162	9,461	577	(920)	(343)
Total deposits	9,327	2,137	11,464	891	(1,478)	(587)
Borrowed funds	4,808	968	5,776	4,635	(1,532)	3,103
Subordinated debt	686	—	686	—	—	—
Total interest expense	14,821	3,105	17,926	5,526	(3,010)	2,516

Net change in net interest income	$11,043	$6,190	$17,233	$3,064	$298	$3,362

Highlights from the above table follow.

•                  The increases in total interest income and total interest expense in 2005 compared to 2004 resulted primarily from growth of interest-earning assets and interest-bearing liabilities and partly from higher average rates earned on assets and average rates paid on deposits and borrowed funds.

•                  The increases in total interest income and total interest expense in 2004 compared to 2003 resulted from growth of interest-earning assets and interest-bearing liabilities. Part of the increases was offset by the effect of lower average rates earned on assets and average rates paid on deposits and borrowed funds.

.

Indirect Automobile Loan Business

Since the commencement of indirect automobile lending in February 2003, the portfolio has grown to $211 million at the end of 2003, $369 million at the end of 2004 and $459 million at the end of 2005. The Company does business with approximately 175 dealers. The Company has concentrated on originating loans to customers with good credit histories; there is no emphasis on “sub-prime” lending. The average credit score of all indirect automobile loans outstanding at December 31, 2005 was 731 and the percent of loans with credit scores below 660 was less than 9%. See the sections “Provision for Loan Losses” and “Allowance for Loan Losses” herein for commentary regarding the Company’s indirect automobile loan loss experience.

In originating indirect automobile loans, there is a strong correlation between interest rates offered and the degree of the borrower’s credit risk. In general, the higher the credit score of the borrower, the lower the interest rate earned. Also, the level of charge-offs or loan losses would normally be lower when credit scores are higher. Since entering the indirect automobile loan business, the Company has emphasized credit quality rather than profit maximization. In light of a current declining trend in automobile loan sales and an increasing trend in loan delinquencies, any efforts to enhance the profitability of indirect automobile lending in the future will be initiated in a deliberate manner so that the risk profile of the portfolio does not increase suddenly and significantly. The pace of growth of the portfolio in 2006 is expected to be substantially more modest than what has been experienced over the past three years. This is attributable to the trends noted and the fact that a much higher amount of loan originations are required simply to offset scheduled loan payments.

Loans Other Than Indirect Automobile Loans

Loans acquired in the Mystic transaction amounted to $343 million. Since the January 7, 2005 acquisition date, the balance of former Mystic loans has declined to $240 million at December 31, 2005. After completion of the acquisition, the Company sold $30 million of fixed rate residential mortgage loans with 15 to 30 year maturities. While the sale of the loans had an adverse short-term effect on interest income, the risk of a decline in earnings in the future from holding long-term fixed rate loans in a rising interest rate environment was reduced. Much of the remainder of the reduction in loan balances was planned. Construction loans and certain other commercially-related loans in the Mystic portfolio were deemed to have higher risk characteristics and, accordingly, efforts were focused on having those loans paid off or strengthened through the obtaining of additional collateral. Further, recent less favorable trends in the residential real estate sector prompted the Company to proceed with greater caution in originating construction loans and residential mortgage loans.

Excluding indirect automobile loans and the loans acquired in the Mystic transaction, the remainder of the loan portfolio increased approximately $35 million, or 4%, in 2005. Historically, commercial and multi-family real estate lending has been the most significant part of the Company’s lending activities. There is considerable competition for these types of loans. Competition has intensified in the last year or two, especially with respect to pricing. In the fourth quarter of 2005, the Company increased its efforts to originate new loans in this sector through more aggressive pricing. In pursuing loan growth, the Company is not departing from the conservative underwriting criteria it has consistently applied in originating loans.

In recognition of the increased competition for commercial real estate mortgage loans and the resulting reduction in profit margins from that business, the Company has decided to become more active in commercial lending to business entities. In February 2006, the Company hired a senior loan officer with considerable experience to be responsible for growing this lending sector. In the near term, this initiative will result in added expense, but on a longer-term basis, it should provide added profitability and a means to further leverage the Company’s excess capital.

Provision for Loan Losses

The provision for loan losses charged to earnings was $2,483,000 in 2005, $2,603,000 in 2004 and $1,288,000 in 2003. Of these amounts, $2,859,000, $2,199,000 and $619,000, respectively, were attributable to the indirect automobile loan portfolio. Net charge-offs of indirect automobile loans were $1,358,000 in 2005, $1,246,000 in 2004 and $157,000 in 2003, or 0.32%, 0.40% and 0.17% of the average balance of indirect automobile loans outstanding in those respective years. While charge-off experience to date has been favorable, indirect automobile loans delinquent over 30 days increased from $4.5 million, or 1.00% of the portfolio, at the end of 2004 to $5.5 million, or 1.21% of the portfolio, at the end of 2005.The increase is considered to be due in part to the change in the bankruptcy law which occurred in October 2005. The substantial excess provisions over net charge-offs related to the indirect automobile loan portfolio reflect the rapid growth of that portfolio and our assumption that the rate of charge-offs may increase in the future.

Excluding the additions to the allowance for loan losses relating to indirect automobile loans, there was a $376,000 reduction in the allowance for loan losses in 2005 credited to earnings. This credit compares to charges to earnings of $404,000 in 2004 and $669,000 in 2003. The credit in 2005 resulted primarily from the payoff of Mystic loans, including several loans which were deemed to have higher than normal risk characteristics. The provisions in 2004 and 2003 were attributable primarily to growth in the non-indirect automobile loan portfolio of $46 million in 2004 and $59 million in 2003. Excluding Mystic loans and indirect automobile loans, the Company experienced net recoveries of prior charge-offs of $2,000 in 2005 and $12,000 in 2003 and net charge-offs of $12,000 in 2004.

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

The Company’s investment in mortgage securities increased to $315 million at March 31, 2003. From that date, the mortgage securities portfolio declined to $137 million at December 31, 2003, $71 million at December 31, 2004 and $49 million at December 31, 2005 as a result of scheduled payments and prepayments. Included in the portfolio at December 31,

2005 is $30 million of mortgage securities acquired through the Mystic transaction. The prepayments shortened the estimated remaining life of the securities significantly and necessitated the accelerated expensing of the premiums paid to purchase the securities. Accelerated amortization of investment premiums charged to interest income amounted to $2.4 million in 2003, $266,000 in 2004 and $25,000 in 2005. The net amount of unamortized premiums on the mortgage securities portfolio at December 31, 2005 was $174,000.

Goodwill and Core Deposit Intangible

Goodwill of $35.6 million at December 31, 2005 represents the cost of the Mystic acquisition over the fair value of the net assets acquired. A core deposit intangible asset of $11.8 million was also recognized in connection with the Mystic acquisition. That asset is being amortized over its estimated useful life of nine years on an accelerated basis. In 2005, amortization of $2,370,000 was charged to earnings.

The recoverability of goodwill and the core deposit intangible was evaluated in the fourth quarter of 2005. It was determined that no impairment in value had occurred and, accordingly, there was no charge to expense for impairment. The balance of the unamortized core deposit intangible was $9,471,000 at December 31, 2005. That amount is expected to be amortized in future years ending December 31 as follows (in thousands):

Year ended December 31:
2006	$2,105
2007	1,842
2008	1,579
2009	1,316
2010	1,053
2011 through 2013	1,576

Recognition and Retention Plans

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Expense for shares awarded under the plans is recognized over the vesting period at the fair value of the shares on the date they were awarded. The total expense for the plans was $2.7 million in 2005, $2.9 million in 2004 and $4.0 million in 2003. The total expense for the plans is expected to be $2.7 million in 2006, $2.6 million in 2007 and 2008, and $233,000 in 2009.

Dividend Equivalent Rights Expense

In accordance with the terms of the 1999 Stock Option Plan, dividend equivalent rights were paid to holders of vested unexercised options awarded under that plan as a result of the semi-annual $0.20 per share extra dividends paid to stockholders of the Company. Compensation expense charged to earnings for such payments amounted to $702,000 in 2005, $734,000 in 2004 and $361,000 in 2003.

The terms of the 2003 Stock Option Plan also call for payment of dividend equivalent rights to holders of vested unexercised options if certain conditions are met. It is not expected that dividend equivalent rights payments will have to be made in 2006 in regard to the 2003 Stock Option Plan.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment”, effective January 1, 2006, dividend equivalent rights paid to holders of vested unexercised options will be charged to retained earnings instead of compensation expense. Dividends paid on vested restricted stock, which prior to January 1, 2006 were charged to retained earnings, will be charged to compensation expense prospectively. If there were no changes in the per share amount of dividends paid in 2006 compared to 2005, the compensation expense charged to earnings would be approximately $423,000 in 2006.

Mortgage Loan Prepayment Fees

Due to the changing interest rate environment, the Company has experienced higher than normal levels of mortgage loan prepayments over the past three years. Fees resulting from such prepayments amounted to $1.6 million in 2005, $1.5 million in 2004 and $1.2 million in 2003. In view of recent increases in interest rates, the Company expects to experience a decline in fees from mortgage loan prepayments in 2006, the amount of which is undeterminable.

Effective Income Tax Rates

The effective rate of federal and state income taxes applied to the Company’s pre-tax earnings (exclusive of the retroactive effect of the settlement of a REIT tax dispute in 2003 which is described in note 11 to the consolidated financial statements appearing elsewhere herein) was 40.3% in 2005, 41.9% in 2004 and 41.4% in 2003.

The reduced effective rate in 2005 was due primarily to higher tax exempt income from investment in municipal obligations. The higher effective rate in 2004 was due primarily to (a) additional state taxes resulting from dividend transfers from Company subsidiaries to the parent Company in anticipation of funding the acquisition of Mystic Financial, Inc. in January 2005, (b) the non-deductibility of a part of executive compensation and (c) the non-deductibility of certain other expenses for state tax purposes.

Extra Dividends and Stock Repurchases

In August 2003, the Company commenced paying to stockholders a semi-annual extra dividend of $0.20 per share in addition to a regular quarterly dividend of $0.085 per share. In approving the extra dividends, the Board of Directors considered the capital requirements of the Company, potential future business initiatives and the reduction in tax rates on dividends that went into effect in 2003. The payment and magnitude of any future extra dividends will depend on the Board of Directors’ future assessment of opportunities to expand the Company’s business and deploy capital effectively (including the repurchase of the Company’s common stock), trends in interest rates, expected income tax rates, regulatory considerations and general economic conditions.

In 2003, the Company repurchased 1,165,000 shares of its common stock at an aggregate cost of $15.1 million, or $12.94 per share. As of December 31, 2005, management has authorization from the Board of Directors to purchase up to 1,772,532 shares. Subsequent authorizations by the Board of Directors to repurchase common stock do not require prior approval by or receipt of a non-objection notification from the Office of Thrift Supervision. The extent to which shares are repurchased depends on a number of factors including market trends and prices, economic conditions, the strength of the Company’s capital in relation to its activities and the benefits to stockholders who retain ownership in the Company.

Other Operating Highlights

Non-Interest Income. Fees and charges include fees from mortgage loan prepayments, deposit services and other miscellaneous activities. Excluding fees from mortgage loan prepayments (which were discussed in a preceding sub-section), fees and charges were $1.9 million in 2005,  $1.1 million in 2004 and $1.3 million in 2003, most of which related to deposit services. The increase in 2005 was attributable primarily to the Mystic acquisition.

Net gains on securities were $853,000 in 2005, $1.8 million in 2004 and $2.1 million in 2003. The net gains resulted from transactions involving marketable equity securities.

In 2005, the sale of a building and a foreclosed residential property acquired in the Mystic transaction resulted in gains of $265,000 and $57,000, respectively. Prior to the sale of the foreclosed property, a $250,000 write-down had been charged to non-interest expense in 2005.

Adjustments to the fair value of the Company’s outstanding swap agreement resulted in credits to income of $49,000 in 2005, $231,000 in 2004 and $163,000 in 2003. The swap agreement matured in April 2005.

Other non-interest income included earnings from the Company’s equity interest in a specialty finance company of $445,000 in 2005, $608,000 in 2004 and $538,000 in 2003. The decline in 2005 resulted primarily from higher funding costs and professional fees incurred by the finance company.

Non-Interest Expense. Excluding expenses for merger/conversion costs, amortization of the core deposit intangible, recognition and retention plans and dividend equivalent rights payments, all of which were addressed in preceding sub-sections, total non-interest expense was $27.3 million in 2005, $19.4 million in 2004 and $17.8 million in 2003. The rates of increase over the prior year were 40.8% in 2005 and 8.6% in 2004.

The increase in 2005 compared to 2004 was attributable primarily to the Mystic acquisition, the opening of a new branch in the fall of 2004, higher premiums for employee medical benefits and higher professional fees due mostly to meeting the added requirements of the Sarbanes-Oxley Act. The increase in 2004 compared to 2003 was attributable primarily to the expanded volume of the indirect automobile loan business, the opening of a new branch in the fall of 2003 and another in the fall of 2004, and higher professional fees due to compliance with the requirements of the Sarbanes-Oxley Act.

Other Financial Condition Highlights

Investments. Short-term investments and investment securities (excluding restricted equity securities) were $478 million (22% of total assets) at December 31, 2005 compared to $390 million (23%) at December 31, 2004 and $417 million (27%) at December 31, 2003. The increase in 2005 resulted primarily from the Mystic acquisition while the decrease in 2004 was used primarily to fund part of the loan growth. Investment securities purchased in 2005 and 2004 were mostly U.S. Government-sponsored enterprise obligations with maturities in the one to two year range. The Company refrained from purchasing investment securities with longer maturities to avoid the added interest rate risk that occurs in a rising interest rate environment.

Deposits. Excluding deposits derived from the Mystic acquisition, deposits increased $62 million, or 8%, in 2005 and $94 million, or 14%, in 2004. The increases were due to the opening of new branches and marketing initiatives. The gains came at considerable cost, however, since the mix of deposits gravitated to more expensive certificates of deposit. That type of deposit represented 55% of total deposits at the end of 2005 compared to 41% of the end of 2004 and 37% at the end of 2003.

Borrowed Funds. Funds borrowed from the Federal Home Loan Bank were $412 million at the end of 2005. Excluding $74 million of borrowings assumed in the Mystic acquisition, the Company increased its borrowings from the Federal Home Loan Bank by $18 million in 2005, $99 million in 2004 and $76 million in 2003. Proceeds from the borrowings were used primarily to fund loan growth. The maturity dates of certain new borrowings were in the one to three year range to somewhat match the estimated life of the indirect automobile loan portfolio and certain other new borrowings had maturities in the five to seven year range to match the fixed rate periods of certain mortgage loan originations.

Stockholders’ Equity. Stockholders’ equity declined from $607 million at the end of 2003 to $585 million at the end of 2004 and increased to $602 million at the end of 2005. The decline in 2004 was due primarily to the payment of dividends to stockholders in excess of earnings and the repurchase of Company common stock. The increase in 2005 was due primarily to the issuance of $39 million of common stock in connection with the Mystic acquisition, offset in part by the payment of dividends to stockholders in excess of earnings.

Non-Performing Assets

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$167	$—	$—	$—	$136
Indirect automobile loans	313	111	49	—	—
Other consumer loans	—	—	1	5	4
Total non-accrual loans	480	111	50	5	140
Repossessed vehicles	493	328	83	—	—
Defaulted corporate debt security	—	—	—	—	1,440
Total non-performing assets	$973	$439	$133	$5	$1,580

Restructured loans	$—	$—	$—	$—	$—

Allowance for loan losses as a percent of total loans	1.36%	1.38%	1.51%	1.86%	1.83%
Non-performing loans as a percent of total loans	0.03	0.01	—	—	0.02
Non-performing assets as a percent of total assets	0.04	0.03	0.01	—	0.14

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

At December 31, 2005, there were loans of $5.5 million classified Special Mention, $2.5 million classified Substandard and $1.3 million classified Doubtful, all of which were loans acquired in the Mystic transaction. There were $567,000 of specific reserves on such loans at December 31, 2005. At December 31, 2004 and 2003, there were no loans designated Special Mention, Substandard, Doubtful or Loss.

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

The following table sets forth activity in the Company’s allowance for loan losses for the years presented in the table.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance at beginning of year	$17,540	$16,195	$15,052	$15,301	$14,315
Provision (credit) for loan losses	2,483	2,603	1,288	(250)	974
Allowance obtained through acquisition	3,501	—	—	—	—
Charge-offs:
Indirect automobile loans	1,803	1,384	186	—	—
Other consumer loans	17	25	38	30	4
Total charge-offs	1,820	1,409	224	30	4
Recoveries:
Mortgage loans:
Multi-family	—	—	40	21	6
Commercial real estate	79	7	7	7	7
Indirect automobile loans	445	138	29	—	—
Other consumer loans	20	6	3	3	3
Total recoveries	544	151	79	31	16
Net (charge-offs) recoveries	(1,276)	(1,258)	(145)	1	12
Balance at end of year	$22,248	$17,540	$16,195	$15,052	$15,301

The higher provisions for loan losses and net charge-offs in 2005, 2004 and 2003 related primarily to indirect automobile lending activity. This segment of the loan portfolio is expected to incur charge-offs because of the high volume of loans originated and the fact that a certain percentage of consumer loans inevitably are not paid in full. Net charge-offs expressed as a percent of the average balance of indirect automobile loans outstanding were 0.17% in 2003, 0.40% in 2004 and 0.32% in 2005.

No charge-offs have been experienced in each of the past five years related to any mortgage loan underwritten by the Company. The Company believes this favorable experience is attributable to the economy during that time and is not sustainable over normal lending cycles. When the economy is strong, an inherent higher level of risk continues to exist because of the long-term nature of the Company’s mortgage loan portfolio. Multi-family and commercial real estate loans have comprised in the range of 70% of the Company’s total mortgage loans outstanding for many years. These loans tend to have an average life of several years. The higher level of risk in such loans becomes more evident when the economy weakens.

The following tables set forth the Company’s percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2005			2004			2003
	Amount	Percent of allowance to total allowance	Percent of loans in each category to gross loans	Amount	Percent of allowance to total allowance	Percent of loans in each category to gross loans	Amount	Percent of allowance to total allowance	Percent of loans in each category to gross loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family	$929	4.18%	16.77%	$408	2.33%	10.32%	$368	2.27%	11.00%
Multi-family	4,747	21.34	22.15	4,808	27.41	25.42	4,950	30.56	30.53
Commercial real estate	5,887	26.46	22.02	5,043	28.75	22.55	5,333	32.93	28.08
Construction and development	739	3.32	2.10	803	4.58	2.67	547	3.38	2.23
Home equity	429	1.93	2.50	141	0.80	1.07	121	0.75	1.08
Second	287	1.29	1.34	802	4.58	4.06	635	3.92	3.92
Commercial loans	2,147	9.65	6.15	1,337	7.62	5.72	753	4.65	3.97
Indirect automobile loans	2,917	13.11	26.79	1,416	8.07	28.01	463	2.86	18.97
Other consumer loans	31	0.14	0.18	24	0.14	0.18	24	0.15	0.22
Unallocated	4,135	18.58	—	2,758	15.72	—	3,001	18.53	—
Total allowance for loan losses	$22,248	100.00%	100.00%	$17,540	100.00%	100.00%	$16,195	100.00%	100.00%

	At December 31,
	2002			2001
	Amount	Percent of allowance to total allowance	Percent of loans in each category to gross loans	Amount	Percent of allowance to total allowance	Percent of loans in each category to gross loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family	$403	2.68%	15.94%	$484	3.16%	18.25%
Multi-family	4,662	30.97	38.50	4,836	31.61	38.70
Commercial real estate	4,842	32.17	33.43	4,608	30.12	31.06
Construction and development	381	2.53	1.98	478	3.12	2.38
Home equity	108	0.72	1.28	89	0.58	1.02
Second	514	3.41	4.31	432	2.82	3.36
Commercial loans	616	4.09	4.16	725	4.74	4.87
Indirect automobile loans	—	—	—	—	—	—
Other consumer loans	34	0.23	0.40	31	0.20	0.36
Unallocated	3,492	23.20	—	3,618	23.65	—
Total allowance for loan losses	$15,052	100.00%	100.00%	$15,301	100.00%	100.00%

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

Prior to January 1, 2005, the Company allocated part of its allowance for loan losses to address the risk associated with the normal lag that exists between the time deterioration might occur in a higher risk loan  (commercial loans and mortgage loans excluding residential and home equity mortgage loans) and when  such deterioration become known. While this lag represents an additional risk, the Company determined that measurement of that risk is not readily quantifiable and that the amounts previously allocated for such risk were based on somewhat arbitrary assumptions. Accordingly, the amount previously allocated for such risk has been included in the unallocated portion of the allowance effective January 1, 2005. Amounts allocated for such risks included in the table above were $1.5 million at December 31, 2004, $1.6 million at December 31, 2003, $1.4 million at December 31, 2002 and $1.2 million at December 31, 2001.

The Company has no established range into which the unallocated portion of the allowance should fall. The amount of the unallocated allowance at December 31, 2005 is considered reasonable in light of existing current real estate market and general economic conditions.

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

Changes in interest rates (basis points)	Estimated percentage change in future net interest income

+200 over one year	(0.48)%
Base Case.	—%
-200 over one year	(1.01)%

The Company’s interest rate risk policy states that an immediate 200 basis points change upward or downward should not negatively impact estimated net interest income over a one year period by more than 15%.

The results shown above are based on the assumption that there are no significant changes in the Company’s operating environment and that short-term interest rates will increase 50 basis points by March 31, 2006. Further, in the case of the 200 basis points downward adjustment, it was assumed that it would not be possible to reduce the rates paid on certain deposit accounts by 200 basis points. Instead, it was assumed that NOW accounts would be reduced by 14 basis points, savings accounts by 113 basis points and money market savings accounts by 187 basis points. There can be no assurance that the assumptions used will be validated in 2006.

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

The table below shows the Company’s interest rate sensitivity gap position as of December 31, 2005.

	At December 31, 2005
	One year or less	More than one year to two years	More than two years to three years	More than three years to four years	More than four years to five years	More than five years to ten years	More than ten years	Total
	(Dollars in thousands)
Interest-earning assets:(1)
Short-term investments	$102,888	$—	$—	$—	$—	$—	$—	$102,888
Weighted average rate	4.06%	—	—	—	—	—	—	4.06%
Debt securities (2)	227,705	104,621	12,670	6,132	4,781	14,011	5,013	374,933
Weighted average rate	3.88%	4.08%	3.55%	4.46%	4.00%	4.20%	6.65%	3.98%
Mortgage loans (3)	404,085	215,975	202,013	108,567	81,666	75,223	8,935	1,096,464
Weighted average rate	6.76%	6.05%	5.78%	5.60%	5.66%	6.13%	6.27%	6.20%
Indirect automobile loans (3)	182,898	131,619	85,464	45,075	16,194	9,134	—	470,384
Weighted average rate	4.79%	4.89%	4.94%	5.02%	5.14%	5.18%	—	4.89%
Other loans (3)	47,932	6,700	5,658	5,730	2,860	2,066	112	71,058
Weighted average rate	6.42%	6.58%	6.55%	6.33%	6.92%	7.15%	6.48%	6.48%

Total interest-earning assets	965,508	458,915	305,805	165,504	105,501	100,434	14,060	2,115,727
Weighted average rate	5.40%	5.28%	5.47%	5.43%	5.54%	5.80%	6.41%	5.42%

Interest-bearing liabilities:
NOW accounts	32,857	32,857	32,858	—	—	—	—	98,572
Weighted average rate	0.24%	0.24%	0.24%	—	—	—	—	0.24%
Savings accounts	39,299	39,300	39,300	—	—	—	—	117,899
Weighted average rate	1.29%	1.29%	1.29%	—	—	—	—	1.29%
Money market savings accounts	205,922	34,371	—	—	—	—	—	240,293
Weighted average rate	2.19%	1.71%	—	—	—	—	—	2.12%
Certificate of deposit accounts (3)	512,029	109,485	11,240	4,127	9,628	—	—	646,509
Weighted average rate	3.54%	4.16%	3.65%	3.65%	4.32%	—	—	3.66%
Borrowed funds (3)	176,847	64,574	97,700	6,000	31,354	28,882	5,950	411,307
Weighted average rate	3.95%	4.10%	4.09%	4.60%	4.87%	4.80%	5.32%	4.17%
Subordinated debt (3)	12,000	—	—	—	—	—	—	12,000
Weighted average rate	7.82%	—%	—%	—%	—%	—%	—%	7.82%

Total interest-bearing liabilities	978,954	280,587	181,098	10,127	40,982	28,882	5,950	1,526,580
Weighted average rate	3.18%	2.99%	2.76%	4.21%	4.74%	4.80%	5.32%	3.18%

Interest sensitivity gap	$(13,446)	$178,328	$124,707	$155,377	$64,519	$71,552	$8,110	$589,147

Cumulative interest sensitivity gap	$(13,446)	$164,882	$289,589	$444,966	$509,485	$581,037	$589,147

Cumulative interest sensitivity gap as a percentage of total assets	(0.61)%	7.44%	13.08%	20.09%	23.00%	26.24%	26.60%

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(0.64)%	7.79%	13.69%	21.03%	24.08%	27.46%	27.85%

(1)          Interest-earning assets and interest-bearing liabilities are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)          Debt securities include all debt securities. The unrealized gain on securities, all other marketable equity securities and restricted equity securities are excluded.

(3)          For purposes of the gap analysis, the allowance for loan losses, deferred loan fees and costs on loans other than indirect automobile loans, non-performing loans and fair value adjustments are excluded.

(4)          Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Interest rates paid on NOW accounts, savings accounts and money market savings accounts are subject to change at any time and such deposits are immediately withdrawable. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the Federal Reserve adjusted its benchmark federal funds rate. Because of this lack of correlation and the unlikelihood that such deposits would be withdrawn immediately, the Company allocates money market savings accounts between the “one year or less” and the “more than one year to two years” columns and NOW accounts and savings accounts equally over those two columns and the “more than two years to three years” column in its gap position table.

At December 31, 2005, interest-earning assets maturing or repricing within one year amounted to $965.5 million and interest-bearing liabilities maturing or repricing within one year amounted to $978.9 million, resulting in a cumulative one year negative gap position of $13.4 million, or 0.6% of total assets. At December 31, 2004, the Company had a cumulative one year positive gap position of $146.0 million, or 8.6% of total assets. The change in the cumulative one year gap position from the end of 2004 resulted primarily from the shift in deposits to short-term certificates of deposit and the acquisition of Mystic Financial, Inc.

The Company’s cumulative interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from approximately $430 million, or 28%, of total assets at December 31, 2003 to $349 million, or 21%, of total assets at December 31, 2004 and $300 million, or 14%, of total assets at December 31, 2005. The percentage decreases in 2005 and 2004 resulted from having a significant part of the Company’s growth resulting from origination of indirect automobile loans. Generally, such loans have an average life in the range of two to three years.

Other Market Risks. Included in the Company’s investment portfolio at December 31, 2005 were marketable equity securities with a market value of $3.5 million. Included in those amounts were net unrealized gains of $662,000. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2005. Periodically, the Bank enters into stand-by letters of credit. The effect of such activity on the Company’s financial condition and results of operations are immaterial.

Contractual Obligations

A summary of contractual obligations at December 31, 2005 by the expected payment period follows.

	Payment due by period
	Less than one year	One to three years	Three to five years	Over five years	Total
	(In thousands)

Borrowed funds from the FHLB	$166,915	$172,347	$37,400	$34,845	$411,507
Subordinated debt (1)	—	12,000	—	—	12,000
Loan commitments (2)	172,659	—	—	—	172,659
Occupancy lease commitments (3)	1,436	2,626	1,838	1,916	7,816
Service provider contracts (4)	4,025	3,531	1	—	7,557
Retirement benefit obligations	45	777	823	6,599	8,244
	$345,080	$191,281	$40,062	$43,360	$619,783

(1)          Payment due dates represent when the subordinated debt can be paid off at the option of the Company.

(2)          These amounts represent commitments made by the Company to extend credit to borrowers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(3)          The leases contain escalation clauses for real estate taxes and other expenditures.

(4)          Payments to service providers under most of the existing contracts are based on the volume of accounts served or transactions processed. Some contracts also call for higher required payments when there are increases in the Consumer Price Index. The expected payments shown in this table are based on an estimate of the number of accounts to be served or transactions to be processed, but do not include any projection of the effect of changes in the Consumer Price Index.

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

Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. While deposits grew $62 million, or 8%, in 2005 (excluding $332 million in deposits assumed in the Mystic transaction), growth in 2006 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Generally, borrowings from the FHLB result in more interest expense than would be incurred if growth was funded solely by deposits. Advances outstanding from the FHLB increased from $221 million at the end of 2003 to $320 million at the end of 2004 and $412 million at the end of 2005. The increase in 2005 includes $74 million of FHLB advances assumed in the Mystic transaction.

At December 31, 2005, the Company had the capacity to borrow an additional $167 million from the FHLB. The Company anticipates that it will increase borrowings from the FHLB in 2006 to fund part of its projected growth and its contemplated acquisition of Eastern Funding LLC (see note 19 to the consolidated financial statements appearing elsewhere herein). The amount ultimately borrowed will depend on actual loan growth and the extent to which deposits grow.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At December 31, 2005, such assets amounted to $144 million, or 6.5% of total assets.

At December 31, 2005, Brookline exceeded all regulatory capital requirements. Brookline’s Tier I capital was $418 million, or 20.6% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that the compensation cost relating to share-based payment awards be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured to fair value each reporting period. On April 14, 2005, the SEC deferred the compliance date of SFAS 123R until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation is therefore required beginning January 1, 2006. Adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position or results of operations.

FASB Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. The guidance in EITF 03-1 provided application guidance to assess whether there has been any event or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Consideration is to be given to the length of time a security has had a market value less than the cost basis, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and, for debt securities, external credit ratings and recent downgrades. Securities deemed to be other-than-temporarily impaired are to be written down to fair value with the write-down recorded as a realized loss. Additionally, the guidance provided for expanded annual disclosure.

In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delayed the effective date for the guidance addressing the issues to be considered in determining whether a security is other-than-temporarily impaired. Companies still need to comply with the disclosure requirements under EITF 03-1 and all other relevant measurement and recognition requirements in other accounting literature.

In November 2005, the FASB issued FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP, which nullifies certain requirements of EITF 03-1, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. Additionally, the FSP addresses accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance requires an impairment charge to be recognized in the current period if it is determined that a security will be sold in a subsequent period where the fair value is not expected to be fully covered by the time of sale. This FSP is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoptions of EITF 03-1 and EITF 03-1-1 did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of FSP FAS 115-1 and 124-1 will have a material impact on the Company’s financial position or results of operations.

Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accruals or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield.

Future decrease in actual cash flows compared to the original expected cash flows are recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.

FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. In December 2005, the FASB issued FSP SOP 94-6-1. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005.

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

Brookline Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brookline Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Brookline Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brookline Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Brookline Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Brookline Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brookline Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brookline Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 9, 2006

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	December 31,
	2005	2004

ASSETS
Cash and due from banks	$15,507	$8,937
Short-term investments	102,888	127,928
Securities available for sale	374,906	260,852
Securities held to maturity (market value of $423 and $914, respectively)	410	889
Restricted equity securities	23,081	17,444
Loans	1,636,755	1,269,637
Allowance for loan losses	(22,248)	(17,540)
Net loans	1,614,507	1,252,097
Other investment	4,662	4,456
Accrued interest receivable	9,189	5,801
Bank premises and equipment, net	10,010	3,900
Deferred tax asset	11,347	9,980
Prepaid income taxes	—	270
Core deposit intangible, net of amortization	9,471	—
Goodwill	35,615	—
Other assets	3,111	1,945
Total assets	$2,214,704	$1,694,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,168,307	$773,958
Borrowed funds	411,507	320,171
Subordinated debt	12,218	—
Mortgagors’ escrow accounts	5,377	4,464
Income taxes payable	630	—
Accrued expenses and other liabilities	14,215	10,893
Total liabilities	1,612,254	1,109,486

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,989,384 shares and 60,477,939 shares issued, respectively	630	605
Additional paid-in capital	512,338	471,799
Retained earnings, partially restricted	121,042	144,081
Accumulated other comprehensive income (loss)	(1,577)	560
Treasury stock, at cost – 1,405,611 shares and 1,335,299 shares, respectively	(18,144)	(17,017)
Unearned compensation - recognition and retention plans	(8,103)	(10,963)
Unallocated common stock held by ESOP - 685,161 shares and 743,221 shares, respectively	(3,736)	(4,052)
Total stockholders’ equity	602,450	585,013

Total liabilities and stockholders’ equity	$2,214,704	$1,694,499

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Year ended December 31,
	2005	2004	2003

Interest income:
Loans	$90,371	$63,527	$56,359
Debt securities	11,121	6,333	7,648
Marketable equity securities	268	281	370
Restricted equity securities	980	429	289
Short-term investments	4,356	1,540	1,544
Total interest income	107,096	72,110	66,210

Interest expense:
Deposits	23,172	11,708	12,295
Borrowed funds	15,192	9,416	6,313
Subordinated debt	686	—	—
Total interest expense	39,050	21,124	18,608
Net interest income	68,046	50,986	47,602
Provision for loan losses	2,483	2,603	1,288
Net interest income after provision for loan losses	65,563	48,383	46,314

Non-interest income:
Fees and charges	3,576	2,577	2,552
Gains on securities, net	853	1,767	2,102
Gains on sales of building and other real estate owned	322	—	—
Swap agreement market valuation credit	49	231	163
Other	497	635	536
Total non-interest income	5,297	5,210	5,353

Non-interest expense:
Compensation and employee benefits	13,264	10,004	9,636
Recognition and retention plans	2,716	2,890	3,992
Occupancy	2,818	1,604	1,517
Equipment and data processing	5,918	4,390	3,219
Professional services	1,321	808	766
Advertising and marketing	1,094	638	761
Dividend equivalent rights	702	734	361
Merger/conversion	894	—	—
Amortization of core deposit intangible	2,370	—	—
Other	2,860	1,921	1,935
Total non-interest expense	33,957	22,989	22,187

Income before income taxes	36,903	30,604	29,480

Income tax expense:
Provision for income taxes	14,873	12,837	12,212
Retroactive assessment related to REIT	—	—	2,788
Total income tax expense	14,873	12,837	15,000

Net income	$22,030	$17,767	$14,480

Earnings per common share:
Basic	$0.37	$0.31	$0.25
Diluted	0.36	0.31	0.25

Weighted average common shares outstanding during the year:
Basic	60,054,059	57,278,329	56,869,065
Diluted	60,836,211	58,128,232	57,871,763

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31,
	2005	2004	2003

Net income	$22,030	$17,767	$14,480

Other comprehensive income, net of taxes:
Unrealized holding losses	(2,516)	(1,304)	(559)
Income tax benefit	(926)	(468)	(281)
Net unrealized holding losses	(1,590)	(836)	(278)

Less reclassification adjustment for gains included in net income:
Realized gains	853	1,767	2,102
Income tax expense	306	634	754
Net reclassification adjustment	547	1,133	1,348

Net other comprehensive loss	(2,137)	(1,969)	(1,626)

Comprehensive income	$19,893	$15,798	$12,854

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Year ended December 31, 2005, 2004 and 2003

 (Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2002	$587	$449,254	$185,788	$4,155	$(1,944)	$(741)	$(4,718)	$632,381
Net income	—	—	14,480	—	—	—	—	14,480
Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,626)	—	—	—	(1,626)
Common stock dividends of $0.54 per share	—	—	(30,851)	—	—	—	—	(30,851)
Exercise of stock options (305,962 shares)	3	1,553	—	—	—	—	—	1,556
Treasury stock purchases (1,165,000 shares)	—	—	—	—	(15,073)	—	—	(15,073)
Recognition and retention plan shares issued (1,158,000 shares)	12	17,322	—	—	—	(17,334)	—	—
Recognition and retention plan shares forfeited	—	(123)	—	—	—	123	—	—
Compensation under recognition and retention plans	—	—	—	—	—	3,992	—	3,992
Income tax benefit from exercise of non-incentive stock options and dividend payments on unvested recognition and retention plan shares and allocated ESOP shares	—	949	—	—	—	—	—	949
Common stock held by ESOP committed to be released (62,008 shares)	—	538	—	—	—	—	338	876
Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)

Year ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2003	$602	$469,493	$169,417	$2,529	$(17,017)	$(13,960)	$(4,380)	$606,684
Net income	—	—	17,767	—	—	—	—	17,767
Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,969)	—	—	—	(1,969)
Common stock dividends of $0.74 per share	—	—	(43,103)	—	—	—	—	(43,103)
Exercise of stock options (319,623 shares)	3	1,577	—	—	—	—	—	1,580
Recognition and retention plan shares forfeited	—	(107)	—	—	—	107	—	—
Compensation under recognition and retention plans	—	—	—	—	—	2,890	—	2,890
Income tax benefit from exercise of non-incentive stock options and dividend payments on unvested recognition and retention plan shares and allocated ESOP shares	—	250	—	—	—	—	—	250
Common stock held by ESOP committed to be released (60,135 shares)	—	586	—	—	—	—	328	914
Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)

Year ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013
Net income	—	—	22,030	—	—	—	—	22,030
Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(2,137)	—	—	—	(2,137)
Common stock dividends of $0.74 per share	—	—	(45,069)	—	—	—	—	(45,069)
Exercise of stock options (4,520 shares)	—	23	—	—	—	—	—	23
2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182
Shares obtained through the acquisition of Mystic Financial, Inc. (70,312 shares)	—	—	—	—	(1,127)	—	—	(1,127)
Recognition and retention plan shares forfeited	—	(144)	—	—	—	144	—	—
Compensation under recognition and retention plans	—	—	—	—	—	2,716	—	2,716
Income tax benefit from exercise of non-incentive stock options and dividend payments on unvested recognition and retention plan shares and allocated ESOP shares	—	934	—	—	—	—	—	934
Common stock held by ESOP committed to be released (58,060 shares)	—	569	—	—	—	—	316	885
Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$22,030	$17,767	$14,480
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for loan losses	2,483	2,603	1,288
Compensation under recognition and retention plans	2,716	2,890	3,992
Depreciation and amortization.	1,469	726	652
Amortization, net of accretion, of securities premiums and discounts	1,854	3,813	6,946
Amortization (accretion) of deferred loan origination costs (fees)	6,247	4,870	1,125
Amortization of core deposit intangible	2,370	—	—
Net accretion of acquisition fair value adjustments	(1,702)	—	—
Amortization of mortgage servicing rights	61	—	—
Net gains from sales of securities	(853)	(1,767)	(2,277)
Valuation write-down of securities	—	—	175
Equity interest in earnings of other investment	(445)	(608)	(538)
Swap agreement market valuation credit	(49)	(231)	(163)
Write-down of other real estate owned	250	—	—
Income tax benefit from exercise of non-incentive stock options and dividends paid on unvested recognition and retention plan shares and allocated ESOP shares	934	250	949
Gains on sales of building and other real estate owned	(322)	—	—
Deferred income taxes	(2,456)	(35)	(2,030)
Release of ESOP shares	885	914	876
(Increase) decrease in:
Accrued interest receivable	(1,993)	(553)	(24)
Prepaid income taxes	3,365	(270)	—
Other assets	2,212	(934)	(623)
Increase (decrease) in:
Income taxes payable	630	(1,489)	(3,481)
Accrued expenses and other liabilities	2,616	268	3,494
Net cash provided from operating activities	42,302	28,214	24,841

Cash flows from investing activities:
Proceeds from sales of securities available for sale	9,769	2,132	3,884
Proceeds from redemptions and maturities of securities available for sale	205,928	140,086	219,644
Proceeds from redemptions and maturities of securities held to maturity	479	453	3,515
Purchase of securities available for sale	(268,701)	(120,234)	(157,932)
Purchase of Federal Home Loan Bank of Boston stock	(1,415)	(6,043)	(1,978)
Net increase in loans, excluding money market loan participations	(60,410)	(203,025)	(275,962)
Distribution from other investment	239	403	266
Acquisition, net of cash and cash equivalents acquired	(12,997)	—	—
Proceeds from sale of bank premises	1,279	—	—
Proceeds from sale of other real estate owned	1,207	—	—
Proceeds from sales of participations in loans	29,713	—	5,377
Purchase of bank premises and equipment	(1,047)	(1,889)	(1,576)
Net cash used for investing activities	(95,956)	(188,117)	(204,762)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended December 31,
	2005	2004	2003

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	$(127,179)	$29,537	$47,104
Increase (decrease) in certificates of deposit	189,984	64,500	(16,508)
Proceeds from Federal Home Loan Bank of Boston advances	791,600	632,500	102,220
Repayment of Federal Home Loan Bank of Boston advances	(773,906)	(532,848)	(6,601)
Increase (decrease) in mortgagors’ escrow accounts	(269)	(101)	309
Exercise of stock options	23	1,580	1,556
Purchase of treasury stock	—	—	(15,073)
Payment of dividends on common stock	(45,069)	(43,103)	(30,851)
Net cash provided from financing activities	35,184	152,065	82,156

Net decrease in cash and cash equivalents	(18,470)	(7,838)	(97,765)
Cash and cash equivalents at beginning of year	136,865	144,703	242,468
Cash and cash equivalents at end of year	$118,395	$136,865	$144,703

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$39,450	$20,904	$18,424
Income taxes	12,237	14,380	19,564

Acquisition of Mystic Financial, Inc.:	$471,403	—	—
Assets acquired (excluding cash and cash equivalents)	420,351	—	—
Liabilities assumed

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Brookline Bancorp. Inc. (the “Company”) is a Delaware chartered savings and loan holding company and the parent of Brookline Bank (“Brookline” or the “Bank”), a federally chartered stock savings institution.

Brookline operates fifteen full service banking offices in Brookline and adjacent communities. The primary activities of Brookline include acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate located principally in Massachusetts, origination of commercial loans and indirect automobile loans, and investment in debt and equity securities. The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Office of Thrift Supervision (“OTS”). Brookline’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

As a federally-chartered institution, Brookline is required to meet a qualified thrift lender test. Under that test, Brookline must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” are Brookline’s total assets less the sum of specified liquid assets, goodwill, other intangible assets and property used in the conduct of Brookline’s business. “Qualified thrift investments” include various types of loans and investments related to housing, consumer and certain other purposes. A financial institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Brookline has met the requirements of the thrift lender test and, at December 31, 2005, 67.0% of its assets were in “qualified thrift investments”.

The accounting and reporting policies of the Company conform to general practices within the banking industry and to accounting principles generally applied in the United States of America. The Company’s critical accounting policies relate to the allowance for loan losses and the evaluation of goodwill and the core deposit intangible asset for impairment. The following is a description of those policies and the Company’s other significant accounting policies.

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Brookline and Brookline Securities Corp. (“BSC”). Brookline includes its wholly-owned subsidiaries, BBS Investment Corporation (“BBS”) and 160 Associates, Inc. (“Associates”). BSC and BBS are engaged in buying, selling and holding investment securities. Associates, which was liquidated in December 2003, engaged in marketing services at immaterial levels of activity and owned 99.9 % of Brookline Preferred Capital Corporation (“BPCC”), a real estate investment trust that owned and managed real estate mortgage loans originated by Brookline. BPCC was also liquidated in December 2003. Mystic Financial Capital Trust I (“MFCI”) and Mystic Financial Capital Trust II (“MFCII”) are unconsolidated special purpose entities. See note 10 for information about MFCI and MFCII.

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

Unrealized gains (losses), net of related income taxes, are included in the “accumulated other comprehensive income” component of stockholders’ equity. Restricted equity securities are carried at cost which approximates market value.

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

Except for indirect automobile loans, accrual of interest on loans is discontinued either when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes past due 90 days. Commencing January 1, 2005, this policy also applied to indirect automobile loans past due 90 days. The effect of this change was immaterial to the Company’s consolidated financial statements. All interest previously accrued and not collected is reversed against interest income. Interest payments received on non-accrual and impaired loans are recognized as income unless further collections are doubtful, in which case the payments are applied as a reduction of principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been achieved.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect principal or interest due according to the contractual terms of the loan. Impaired loans are measured and reported based on one of three methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

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

Other Investment

The Company has a 28.7% ownership interest in Eastern Funding LLC (“Eastern”), a Delaware chartered limited liability corporation based in New York, New York that specializes primarily in the financing of coin operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast. The Company accounts for this investment under the equity method of accounting and includes its share of Eastern’s operating results in other income.

On February 28, 2006, the Company announced that it had entered into a merger agreement to acquire an additional 57% ownership interest in Eastern (see note 19).

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

Goodwill and Core Deposit Intangible Asset

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization. The core deposit intangible is an asset resulting from an acquisition that is being amortized over its estimated useful life of nine years on an accelerated basis using the sum-of-the-digits method. The recoverability of goodwill and the core deposit intangible is evaluated for impairment at least annually. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.

Non-Performing Assets

In addition to non-performing loans, non-performing assets include other real estate owned and repossessed vehicles. Other real estate owned is comprised of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Other real estate owned and repossessed vehicles are recorded initially at estimated fair value less costs to sell. When such assets are acquired, the excess of the loan balance over the estimated fair value of the asset is charged to the allowance for loan losses. An allowance for losses on other real estate owned is established by a charge to earnings when, upon periodic evaluation by management, further declines in the estimated fair value of properties have occurred. Such evaluations are based on an analysis of individual properties as well as a general assessment of current real estate market conditions. Holding costs and rental income on properties are included in current operations while certain costs to improve such properties are capitalized. Gains and losses from the sale of other real estate owned and repossessed vehicles are reflected in earnings when realized.

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

	Year ended December 31,
	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income as reported	$22,030	$22,030	$17,767	17,767	$14,480	$14,480
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(805)	(805)	(1,235)	(1,235)	(1,147)	(1,147)
Dividends on unvested restricted stock awards, net of taxes	(337)	(326)	(430)	(414)	(101)	(90)
Pro forma net income	$20,888	$20,899	$16,102	$16,118	$13,232	$13,243
Earning per share:
As reported	$0.37	$0.36	$0.31	$0.31	$0.25	$0.25
Pro forma	0.35	0.34	0.28	0.28	0.23	0.23

As required by SFAS 123-R, “Share-Based Payment”, effective January 1, 2006, the Company will commence charging to expense the grant-date fair value of stock options over the requisite service period. Adoption of SFAS 123-R is not expected to have a material impact on the Company’s financial position or results of operations.

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

(2)   Acquisition (Dollars in thousands except share and per share amounts)

On January 7, 2005, the Company acquired all of the outstanding common shares of Mystic Financial, Inc. (“Mystic”), the holding company of Medford Co-operative Bank (“Medford”), which had seven retail banking offices serving customers primarily in Middlesex County in Massachusetts. Management expects the acquisition of Mystic to provide expanded commercial and retail banking opportunities in that market and views the acquisition as a positive way to deploy some of the Company’s excess capital. As part of the acquisition, Mystic was merged into the Company and Medford was merged into Brookline. On April 11, 2005, the operating systems of Medford were converted to the operating systems of Brookline.

Under the terms of the transaction agreement, (a) 60% of the shares of Mystic common stock were exchanged for Company common stock based on an exchange ratio of 2.6786 shares of Company common stock for each share of Mystic common stock and (b) 40% of the shares of Mystic common stock were exchanged for cash of $39.00 per share. Cash was paid for fractional shares. The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Mystic be recorded at fair value as of the acquisition date. The results of operations of Mystic are included in the 2005 consolidated statement of income from the date of acquisition. The purchase price to complete the acquisition was $69,075.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Cash and cash equivalents	$11,710
Securities available for sale	65,172
Restricted equity securities	4,222
Loans, net	339,949
Premises and equipment	7,596
Other real estate owned	1,400
Goodwill	35,615
Core deposit intangible	11,841
Other assets	5,608
Total assets acquired	483,113

Liabilities
Deposits	332,316
Borrowed funds	73,761
Subordinated debt	12,337
Other liabilities	1,937
Total liabilities assumed	420,351

Net assets acquired	$62,762

The purchase price of the acquisition has been allocated to the assets acquired and liabilities assumed using their fair values at the acquisition date. The computation of the purchase price, the allocation of the purchase price to the net assets of Mystic and the resulting goodwill are presented below.

Purchase price
Mystic common stock exchanged for Company common stock	939,567
Exchange ratio	2.6786
Company common stock issued (adjusted for fractional shares)	2,516,525
Purchase price per Company share of common stock (1)	$15.57
Total value of the Company’s common stock exchanged		$39,182
Cash paid in exchange, including cash paid in lieu of issuance of fractional shares		23,729
Cash paid to holders of Mystic stock options, net of related income tax benefits		2,605
Direct acquisition costs, net of related income tax benefits		4,686
Adjustment for 70,312 shares of Company common stock obtained and placed in treasury resulting from termination of Mystic’s employee stock option plan and Company common stock owned by Mystic		(1,127)
Total purchase price (brought forward to next page)		$69,075

(1)   The value assigned per common share was the closing market price of the Company’s shares on January 7, 2005. The price approximated the average market price of the Company’s shares for the two days prior to, and the two days following, January 7, 2005.

Total purchase price (carried forward from prior page)			$69,075

Allocation of the purchase price
Mystic stockholders’ equity (2)		$28,082
Adjustments to reflect assets acquired at fair value:
Investment securities	$(181)
Loans	(3,418)
Bank premises and equipment	3,176
Other real estate owned	(132)
Core deposit intangible	11,841
	11,286
Adjustments to reflect liabilities assumed at fair value:
Deposits	1,100
Borrowed funds	319
Subordinated debt	337
Deferred income tax liability	3,836
Other liabilities	316
	5,908
Net effect of fair value adjustments		5,378
Fair value of net assets acquired			33,460
Goodwill resulting from the acquisition			$35,615

(2)   Excludes $6,313 of direct acquisition costs paid by Mystic, net of related income tax benefits of $2,734, that were charged to Mystic’s stockholders’ equity.

The following table summarizes unaudited pro forma information as if the acquisition of Mystic had been completed as of the beginning of the year presented. The pro forma data gives effect to actual operating results prior to the acquisition, the amortization of the core deposit intangible and the accretion and amortization of the purchase accounting adjustments which affected net interest income and non-interest expense. Special charges related to the acquisition and merger recorded by Mystic totaling $3,116 ($2,025 after-tax) and by the Company totaling $894 ($520 after-tax) have been excluded from the pro forma results for the year ended December 31, 2005. The special charges recorded by Mystic resulted in an increase in goodwill recorded in connection with the acquisition. In addition, an assumed interest charge relating to the cash portion of the purchase price was deducted from the pro forma operating results for both the year ended December 31, 2005 and 2004. No effect has been given to expected cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisition had occurred as of the beginning of the years presented or that may be obtained in the future.

	December 31,
	2005	2004

Net interest income	$68,299	$65,886
Provision for loan losses	2,983	3,253
Net interest income after provision for loan losses	65,316	62,633
Non-interest income	5,620	6,816
Non-interest expense	(33,545)	(38,163)
Income before income taxes	37,391	31,286
Provision for income taxes	15,290	12,980
Net income	$22,101	$18,306

Earning per share:
Basic	$0.37	$0.31
Diluted	0.36	0.30

Weighted average shares outstanding:
Basic	60,094,271	59,724,542
Diluted	60,876,423	60,574,445

The following table summarizes the impact of the accretion (amortization) of the purchase accounting adjustments made in connection with the acquisition of Mystic on the results of operations of the Company for the year ended December 31, 2005 and the estimated impact in each of the years in the five-year period ended December 31, 2010:

Year ended December 31,	Amortization of core deposit intangible	Net accretion of assets and liabilities	Net decrease in income before income taxes

2005	$2,370	$1,701	$(669)
2006	2,105	1,075	(1,030)
2007	1,842	633	(1,209)
2008	1,579	343	(1,236)
2009	1,316	82	(1,234)
2010	1,053	4	(1,049)

(3)  Cash and Short-Term Investments (In thousands)

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $4,482 and $2,208 were maintained to satisfy federal regulatory requirements at December 31, 2005 and 2004, respectively.

Short-term investments are summarized as follows:

	December 31,
	2005	2004

Discount notes issued by U.S. Government-sponsored enterprises	$63,694	$98,834
Money market funds	35,849	28,355
Federal funds sold	3,145	—
Other deposits	200	739
	$102,888	$127,928

Short-term investments are stated at cost which approximates market. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with average maturities of 90 days or less.

(4)     Investment Securities (In thousands)

Securities available for sale and held to maturity are summarized below:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$295,232	$—	$1,716	$293,516
Municipal obligations	8,671	—	167	8,504
Auction rate municipal obligations	12,750	—	—	12,750
Corporate obligations	7,478	57	15	7,520
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	211	—	1	210
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	49,681	6	1,324	48,363
Total debt securities	374,523	63	3,223	371,363
Marketable equity securities	2,881	713	51	3,543
Total securities available for sale	$377,404	$776	$3,274	$374,906
Securities held to maturity:
Other obligations	$100	$—	$—	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$310	13	—	323
Total securities held to maturity	$410	$13	$—	$423

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$169,888	$8	$731	$169,165
Municipal obligations	2,706	—	9	2,697
Corporate obligations	8,584	165	—	8,749
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	46,016	6	87	45,935
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	24,346	47	47	24,346
Total debt securities	252,040	226	874	251,392
Auction rate preferred stock	5,000	—	—	5,000
Other marketable equity securities	2,940	1,529	9	4,460
Total securities available for sale	$259,980	$1,755	$883	$260,852

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	389	25	—	414
Total securities held to maturity	$889	$25	$—	$914

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

Investment securities at December 31, 2005 and 2004 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Debt securities:
U.S. Government-sponsored enterprises	$241,940	$1,463	$43,189	$253	$285,129	$1,716
Corporate obligations	1,974	15	—	—	1,974	15
Municipal obligations	1,132	15	7,372	152	8,504	167
Collateralized mortgage obligations	—	—	210	1	210	1
Mortgage-backed securities	18,784	439	29,532	885	48,316	1,324
Total debt securities	263,830	1,932	80,303	1,291	344,133	3,223
Marketable equity securities	2,284	51	—	—	2,284	51
Total temporarily impaired securities	$266,114	$1,983	$80,303	1,291	$346,417	$3,274

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Debt securities:
U.S. Government-sponsored enterprises	$159,172	$731	$—	$—	$159,172	$731
Municipal obligations	2,697	9	—	—	2,697	9
Collateralized mortgage obligations	23,763	57	11,040	30	34,803	87
Mortgage-backed securities	11,545	37	—	10	11,545	47
Total debt securities	197,177	834	11,040	40	208,217	874
Marketable equity securities	—	—	189	9	189	9
Total temporarily impaired securities	$197,177	$834	$11,229	$49	$208,406	$883

Management has concluded that the unrealized losses on debt securities are temporary in nature since they relate primarily to acquisition premiums to be amortized over the estimated remaining life of the securities. All principal and interest payments on available-for-sale debt securities in an unrealized loss position at December 31, 2005 are expected to be collected given the high credit quality of the debt issuers and the Company’s ability and intent to hold the securities until such time as their value recovers or they mature. The unrealized loss on marketable equity securities, which relates primarily to common stock of two companies that have continually operated profitably and paid dividends to its stockholders, is immaterial.

The maturities of the investments in debt securities at December 31, 2005 are as follows:

	Available for sale
	Amortized cost	Estimated fair value

Within 1 year	$203,318	$202,061
After 1 year through 5 years	111,582	110,703
After 5 years through 10 years	26,220	25,452
Over 10 years	33,403	33,147
	$374,523	$371,363

	Held to maturity
	Amortized	Estimated
	cost	fair value

Within 1 year	$102	$102
After 1 year through 5 years	76	79
Over 10 years	232	242
	$410	$423

Mortgage-backed securities are included above based on their contractual maturities (primarily in 10 years); the remaining lives, however, are expected to be shorter due to anticipated payments. Collateralized mortgage obligations are included above based on when the final principal payment is expected to be received.

Restricted equity securities are as follows:

	December 31,
	2005	2004

Federal Home Loan Bank of Boston stock	$22,707	$17,070
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	121	121
	$23,081	$17,444

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount equal to 4.5% of its outstanding advances from the FHLB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLB an amount equal to the par value of the stock. At its discretion, the FHLB may declare dividends on the stock. Such dividends amounted to $972, $422 and $281 for the years ended December 31, 2005, 2004 and 2003, respectively.

Sales and valuation write-downs of investment securities are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Sales of marketable equity securities:
Proceeds	$1,177	$2,132	$3,884
Gross gains	856	1,767	2,277
Gross losses	3	—	—
Valuation write-down of marketable equity security	—	—	175

(5)     Loans (In thousands)

A summary of loans follows:

	December 31,
	2005	2004
Mortgage loans:
One-to-four family	$287,450	$135,995
Multi-family	379,767	334,884
Commercial real estate	377,462	297,014
Construction and development	36,035	35,237
Home equity	42,924	14,066
Second	22,978	53,499
Total mortgage loans	1,146,616	870,695
Commercial loans	105,384	75,349
Indirect automobile loans	459,234	368,962
Other consumer loansloans	3,119	2,406
Total gross loans	1,714,353	1,317,412
Unadvanced funds on loans	(88,659)	(57,205)
Deferred loan origination costs (fees):
Indirect automobile loans	11,150	9,732
Other	(89)	(302)
Total loans	$1,636,755	$1,269,637

There were no restructured loans at December 31, 2005 and 2004. Loans on non-accrual at December 31, 2005 and 2004 amounted to $480 and $111, respectively. These amounts include impaired loans of $167 and none, respectively. A specific reserve of $67 existed on the one impaired loan at December 31, 2005. If interest payments on impaired loans had been made in accordance with original loan agreements, interest income of $9, none and $2 would have been recognized on the loans in 2005, 2004 and 2003 compared to interest income actually recognized of none, none and $7, respectively.

A portion of certain commercial real estate loans originated and serviced by the Company are sold periodically to other banks on a non-recourse basis. The balance of loans acquired by other banks amounted to $11,365 and $13,537 at December 31, 2005 and 2004, respectively. No fees are collected by the Company for servicing such loan participations.

In the ordinary course of business, the Company makes loans to its Directors and their related interests, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:

	December 31,
	2005	2004

Balance at beginning of year	$4,088	$4,069
New loans granted during the year	102	249
Repayments	(1,209)	(230)
Balance at end of year	$2,981	$4,088

(6)   Allowance for Loan Losses (In thousands)

An analysis of the allowance for loan losses for the years indicated follows:

	Year ended December 31,
	2005	2004	2003

Balance at beginning of year	$17,540	$16,195	$15,052
Provision for loan losses	2,483	2,603	1,288
Allowance obtained through acquisition	3,501	—	—
Charge-offs	(1,820)	(1,409)	(224)
Recoveries	544	151	79
Balance at end of year	$22,248	$17,540	$16,195

(7)   Bank Premises and Equipment (In thousands)

Bank premises and equipment consist of the following:

	December 31,
	2005	2004

Land	$62	$62
Office building and improvements	9,418	3,554
Furniture, fixtures and equipment	4,211	2,904
	13,691	6,520
Accumulated depreciation and amortization	3,681	2,620
	$10,010	$3,900

(8)   Deposits (In thousands)

A summary of deposits follows:

	December 31, 2005		December 31, 2004
	Amount	Weighted average rate	Amount	Weighted average rate

Demand checking accounts	$64,705	0.00%	$38,588	0.00%
NOW accounts	98,901	0.24	67,217	0.14
Savings accounts	90,424	0.84	30,634	0.60
Guaranteed savings accounts	27,475	2.75	49,844	2.51
Money market savings accounts	240,293	2.12	270,425	1.17
Total transaction deposit accounts	521,798	1.31	456,708	1.03

Certificate of deposit accounts maturing:
Within six months	285,349	3.47	86,599	2.19
After six months but within 1 year	226,680	3.63	88,144	2.54
After 1 year but within 2 years	109,485	4.15	118,968	3.02
After 2 years but within 3 years	11,240	3.60	16,532	4.09
After 3 years but within 4 years	4,127	3.73	3,991	3.30
After 4 years but within 5 years	9,628	4.21	3,016	3.65
Total certificate of deposit accounts	646,509	3.66	317,250	2.73
	$1,168,307	2.61%	$773,958	1.72%

Certificate of deposit accounts issued in amounts of $100 or more totaled $232,171 and $93,118 at December 31, 2005 and 2004, respectively.

Interest expense on deposit balances is summarized as follows:

	Year ended December 31,
	2005	2004	2003

NOW accounts	$213	$86	$104
Savings accounts	2,014	1,173	129
Money market savings accounts	4,330	3,295	4,565
Certificate of deposit accounts	16,615	7,154	7,497
	$23,172	$11,708	$12,295

(9)    Borrowed Funds (In thousands)

Borrowed funds are comprised of the following advances from the FHLB:

	December 31, 2005		December 31, 2004
	Amount	Weighted average rate	Amount	Weighted average rate

Within 1 year	$166,915	3.92%	$137,000	2.35%
Over 1 year to 2 years	64,615	4.09	124,173	3.76
Over 2 years to 3 years	107,732	4.11	14,842	3.70
Over 3 years to 4 years	6,029	4.56	24,500	3.73
Over 4 years to 5 years	31,371	4.90	4,000	4.09
Over 5 years	34,845	4.91	15,656	5.19
	$411,507	4.16%	$320,171	3.23%

The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

(10)  Subordinated Debt (Dollars in thousands)

Subordinated debt at December 31, 2005 consists of the following:

Mystic Financial Capital Trust I (“MFCI”)	$5,000
Mystic Financial Capital Trust II (“MFCII”)	7,000
12,000
Unamortized premium	218
$12,218

MFCI and MFCII are unconsolidated special purpose entities that were formed for the purpose of issuing trust preferred securities to the public and investing the proceeds from the sale of the securities in subordinated debentures issued by Mystic. The Company assumed the obligations related to the debentures when it acquired Mystic (see note 2). Interest paid by the Company on the subordinated debentures equals the dividends paid by MFCI and MFCII to the holders of the trust preferred securities.

Proceeds from the trust preferred securities issued by MFCI were invested in $5,000 of floating rate subordinated debentures that mature in 2032, but are callable at the option of MFCI on April 22, 2007. These debentures represent the sole asset of MFCI. The interest rate on the debentures changes semi-annually to 6-month LIBOR plus 3.25%.

Proceeds from the trust preferred securities issued by MFCII were invested in $7,000 of floating rate subordinated debentures that mature in 2033, but are callable at the option of MFCII on April 15, 2008. These debentures represent the sole asset of MFCII. The interest rate on the debentures changes quarterly to 3-month LIBOR plus 3.70%.

(11)  Income Taxes (Dollars in thousands)

Income tax expense is comprised of the following amounts:

	Year ended December 31,
	2005	2004	2003
Current provision:
Federal	$12,512	$10,204	$11,024
State	2,495	2,667	3,218
Total current provision	15,007	12,871	14,242
Deferred provision (benefit):
Federal	(440)	(26)	(1,424)
State	306	(8)	(606)
Total deferred benefit	(134)	(34)	(2,030)

Total provision for income taxes	14,873	12,837	12,212
Retroactive assessment related to real estate investment trust (“REIT”)	—	—	2,788
Total income tax expense	$14,873	$12,837	$15,000

Total income tax expense, excluding the retroactive assessment related to the REIT, differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year ended December 31,
	2005	2004	2003

Expected income tax expense at statutory federal tax rate	$12,916	$10,711	$10,318
State taxes, net of federal income tax benefit	1,821	1,728	1,698
Dividend income received deduction	(68)	(71)	(93)
Tax exempt municipal income	(126)	(22)	—
Non-deductible portion of ESOP expense	199	205	169
Non-deductible compensation expense	130	287	156
Other, net	1	(1)	(36)
	$14,873	$12,837	$12,212

Effective income tax rate	40.3%	41.9%	41.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$9,305	$7,336
Retirement and postretirement benefits	2,344	2,124
Recognition and retention plans	1,026	886
Unrealized loss on securities available for sale	920	—
Loss carry forward from acquisition	1,353	—
Acquisition fair value adjustments	524	—
Depreciation	52	269
Other	289	85
Total gross deferred tax assets	15,813	10,700

Deferred tax liabilities:
Core deposit intangible	3,961	—
Unrealized gain on securities available for sale	—	313
Savings Bank Life Insurance Company stock	106	106
Deferred loan origination costs	283	288
Other	116	13
Total gross deferred tax liabilities	4,466	720

Net deferred tax asset	$11,347	$9,980

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

(12) Employee Benefits (In thousands except share and per share amounts)

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

	2005	2004
Reconciliation of benefit obligation:
Obligation at beginning of year	$1,311	$1,737
Service cost	154	155
Interest cost	78	71
Plan amendments	—	(546)
Actuarial gain, including Medicare Part D	(711)	(84)
Benefits paid	(25)	(22)
Accumulated benefit obligation at end of year	$807	$1,311

Funded status:
Accumulated benefit obligation at end of year	$(807)	$(1,311)
Unrecognized (gain) loss	(122)	620
Unrecognized prior service cost	(319)	(340)
Net liability at end of year	$(1,248)	$(1,031)

The following table provides the components of net periodic postretirement benefit cost for the years ended December 31:

	2005	2004	2003

Service cost	$154	$155	$98
Interest cost	78	71	64
Transition obligation	—	—	18
Prior service cost	(21)	(21)	—
Actuarial gain	26	32	—
Net periodic benefit costs	$237	$237	$180

The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 6.00% in 2005, 2004 and 2003.

The assumed health care trend used to measure the accumulated postretirement benefit obligation was 12% initially, decreasing gradually to 5% in 2016 and thereafter. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1 % Increase	1 % Decrease

Effect on total service and interest cost components of net periodic postretirement benefit costs	$19	$(17)
Effect on the accumulated postretirement benefit obligation	65	(59)

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003”. In accordance with the provisions of FSP

106-2, effective July 1, 2004, the Company commenced recognizing the subsidy to be received from the Medicare prescription drug program as a reduction of its postretirement expense. The amount of reduction recognized was immaterial to the Company’s operating results.

401(k) Plan

The Company has an employee tax deferred thrift incentive plan under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of twenty one and having completed one thousand hours of service in a plan year is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company contributes to the plan an amount equal to 5% of the compensation of eligible employees, subject to certain limits based on federal tax laws, but does not match employee contributions to the plan. Expense for the Company plan contributions was $428 in 2005, $251 in 2004 and $327 in 2003.

Supplemental Executive Retirement Agreements

The Company maintains agreements that provide supplemental retirement benefits to certain executive officers. Total expense for benefits payable under the agreements amounted to $300 in 2005, $329 in 2004 and $338 in 2003. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2005 and 2004 amounted to $4,355 and $4,055, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2005 and 2004, which was $4,252 and $4,502, respectively, is eliminated in consolidation.

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

At December 31, 2005, the ESOP held 685,161 unallocated shares at an aggregate cost of $3,736; the market value of such shares at that date was $9,709. For the years ended December 31, 2005, 2004 and 2003, $885, $914 and $876, respectively, were charged to compensation and employee benefits expense based on the commitment to release to eligible employees 58,060 shares in 2005, 60,135 shares in 2004 and 62,008 shares in 2003.

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

Total expense for the 1999 RRP amounted to $152 in 2005, $148 in 2004 and $122 in 2003. On October 16, 2003, the Compensation Committee of the Board of Directors awarded to directors and certain officers and employees of the Company 1,158,000 shares under the 2003 RRP. The fair value of the shares awarded was $14.969 per share. Total expense for the 2003 RRP was $2,564 in 2005,  $2,742 in 2004 and $3,870 in 2003.

As of December 31, 2005, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 107,600 shares, respectively.

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

Stock options granted under both of the Plans included limited rights and other features (“Limited Rights”) that could require cash settlement of the options on the occurrence of certain circumstances outside the control of the Company. On December 28, 2005, the Compensation Committee of the Board of Directors of the Company voted to amend the Plans to eliminate Limited Rights that grant the holder of options awarded under such Plans the right to receive a cash settlement of any options outstanding in circumstances that are not within the absolute discretion of the Company and to accelerate the vesting of all unvested stock options outstanding on that date granted under the Plans to December 28, 2005. Such options included the following: 20,000 options granted under the 1999 Plan at an exercise price of $12.91 per option, 10,000 of which were to vest on January 16, 2006 and 10,000 on January 16, 2007, and 249,000 options granted under the 2003 Plan at an exercise price of $14.95 per option, 71,900 of which were to vest each on January 2, 2006, January 2, 2007 and January 2, 2008, and 33,900 on January 2, 2009. If the vesting dates of such options had not been accelerated, to comply with the requirements of SFAS 123R, non-cash compensation expense of approximately $290,000 in 2006, $202,000 in 2007, $97,000 in 2008 and less than $1,000 in 2009 would have had to be recognized in the Company’s financial statements for those years.

In accordance with the terms of the 1999 Option Plan, dividend equivalent rights payments to holders of unexercised options as a result of the semi-annual extra dividends paid to stockholders amounted to $702 in 2005, $734 in 2004 and $361 in 2003.

Upon approval of the plans by the Company’s stockholders, the total of shares reserved for issuance were 1,367,465 shares (equivalent to 2,990,597 shares after the 2002 reorganization) for the 1999 Option Plan and 2,500,000 shares for the 2003 Option Plan. On December 31, 2003, the Compensation Committee of the Board of Directors awarded 1,365,000 options under the 2003 Option Plan at an exercise price of $14.95 per option. As of December 31, 2005, the number of options available for award under the 1999 Option Plan and the 2003 Option Plan were 245,980 options and 1,142,500 options, respectively.

Activity under the option plans is as follows:

	Year ended December 31,
	2005	2004	2003

Options outstanding at beginning of year	3,182,508	3,509,631	2,411,003
Options granted at:
$12.91 per option	—	—	40,000
$14.95 per option	—	—	1,365,000
Reload options granted at $15.42 per option	—	—	3,527
Options exercised at:
$4.944 per option	(4,520)	(319,623)	(267,690)
$7.517 per option	—	—	(38,272)
Options forfeited at:
$4.944 per option	—	—	(3,937)
$14.95 per option	—	(7,500)	—
Total options outstanding at end of year	3,177,988	3,182,508	3,509,631

Exercisable as of December 31 at:
$4.944 per share	1,771,568	1,776,088	1,970,834
$11.00 per share	5,393	5,393	5,393
$12.91 per share	40,000	10,000	—
$14.95 per share	1,357,500	531,000	—
$15.42 per share	3,527	3,527	3,527
	3,177,988	2,326,008	1,979,754

Weighted average exercise price per option	$9.34	$9.33	$8.95
Weighted average fair value per option of options granted during the year	$—	$—	$2.88
Weighted average remaining contractual life in years at end of year	5.3	6.3	7.4

To calculate the weighted average data presented above and compensation expense presented in the pro forma disclosure in note 1 to the accompanying financial statements, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Year ended December 31,
	2005	2004	2003

Dividend yield	—	—	4.9%
Expected volatility	—	—	27.1%
Risk-free interest rate	—	—	4.7%
Expected life of options	—	—	6.4 years

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

Financial instruments with off-balance sheet risk at the dates indicated follow:

	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans:
One-to-four family mortgage	$7,422	$20,021
Multi-family mortgage	16,815	34,538
Commercial real estate mortgage	3,553	13,894
Commercial	4,515	5,990
Unadvanced portion of loans	88,659	57,205
Unused lines of credit:
Equity	47,649	24,267
Other	4,046	4,114

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

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ending December 31,

2006	$1,436
2007	1,390
2008	1,236
2009	988
2010	850

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $1,518 in 2005, $1,001 in 2004 and $922 in 2003.

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(14)   Stockholders’ Equity (In thousands except per share amounts)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law, and the Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2005, there were no shares of preferred stock issued.

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

Common Stock Repurchases

On March 6, 2003, the Company received non-objection from the OTS to the Company’s repurchase of up to 5%, or 2,937,532 shares, of its common stock. As of December 31, 2005, the Company had repurchased 1,165,000 shares at an aggregate cost of $15,073, or $12.94 per share. Subsequent authorizations by the Board of Directors of the Company to repurchase additional shares of common stock will not require prior approval or receipt of a non-objection notification from the OTS.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline after the stock offering. In the unlikely event of a complete liquidation of Brookline (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline shall be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $40,905 (unaudited) at December 31, 2005.

(15)   Regulatory Capital Requirements (In thousands)

OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

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

	December 31,
	2005	2004

Stockholders’ equity (GAAP)	$425,687	$425,550
Add disallowed unrealized losses on debt securities available for sale	1,919	448
Deduct disallowed core deposit intangible and loan servicing assets	(9,708)	—
Regulatory capital (tangible capital)	417,898	425,998
Add allowance for loan losses equal to 1.25% of adjusted total assets	20,517	16,057
Total risk-based capital	$438,415	$442,055

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

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

			OTS requirements
			Minimum capital		Classified as
	Bank actual		adequacy		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2005:
Tangible capital	$417,898	20.6%	$30,369	1.5%
Tier 1 (core) capital	417,898	20.6	80,984	4.0	$101,230	5.0%
Risk-based capital:
Tier 1	417,898	25.5			98,378	6.0
Total	438,415	26.7	131,170	8.0	163,963	10.0

At December 31, 2004:
Tangible capital	$425,998	27.7%	$23,098	1.5%
Tier 1 (core) capital	425,998	27.7	61,594	4.0	$76,993	5.0%
Risk-based capital:
Tier 1	425,998	33.2			76,983	6.0
Total	442,055	34.5	102,644	8.0	128,305	10.0

(16)   Fair Value of Financial Instruments (In thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	December 31, 2005		December 31, 2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and due from banks	$15,507	$15,507	$8,937	$8,937
Short-term investments	102,888	102,888	127,928	127,928
Securities	398,397	398,410	279,185	279,210
Loans, net	1,614,507	1,606,606	1,252,097	1,256,528
Accrued interest receivable	9,189	9,189	5,801	5,801
Financial liabilities:
Demand, NOW, savings and money market savings deposit accounts	521,798	521,798	456,708	456,708
Certificate of deposit accounts	646,509	645,489	317,250	317,604
Borrowed funds	411,507	408,531	320,171	320,741
Subordinated debt	12,218	11,999	—	—

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

Loans

The fair value of performing loans is estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality. For non-performing loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

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

Borrowed Funds and Subordinated Debt

The fair value of borrowings from the FHLB and subordinated debt represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

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

(17) Condensed Parent Company Financial Statements (In thousands)

Condensed parent company financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 follow. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheets

	December 31,
	2005	2004

Assets
Cash and due from banks	$253	$163
Short-term investments	70	12,520
Loan to subsidiary bank ESOP	4,252	4,502
Investment in subsidiaries, at equity	567,612	563,004
Other investment	4,662	4,456
Goodwill	35,615	—
Prepaid income taxes	2,324	303
Other assets	2,613	3,154
Total assets	$617,401	$588,102

Liabilities and Stockholders’ Equity
Subordinated debt	$12,218	$—
Accrued expenses and other liabilities	2,733	3,089
Stockholders’ equity	602,450	585,013
Total liabilities and stockholders’ equity	$617,401	$588,102

Statements of Income

	Year ended December 31,
	2005	2004	2003

Dividend income from subsidiaries	$21,081	$18,323	$12,166
Interest income:
Short-term investments	36	5	11
Loan to subsidiary bank ESOP	375	397	417
Loan to subsidiary bank	907	—	—
Equity interest in earnings of other investment	445	608	538
Total income	22,844	19,333	13,132

Expenses:
Interest on subordinated debt	685	—	—
Directors’ fees	156	125	128
Delaware franchise tax	165	167	165
Professional fees	117	88	111
Other	270	180	196
Total expenses	1,393	560	600

Income before income taxes and equity in undistributed net income of subsidiaries	21,451	18,773	12,532
Income tax expense	497	548	446
Income before equity in undistributed net income of subsidiaries	20,954	18,225	12,086
Equity in undistributed net income (loss) of subsidiaries	1,076	(458)	2,394
Net income	$22,030	$17,767	$14,480

Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$22,030	$17,767	$14,480
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed net (income) loss of subsidiaries	(1,076)	458	(2,394)
Equity interest in earnings of other investment	(445)	(608)	(538)
Accretion of acquisition fair value adjustments	(119)	—	—
(Increase) decrease in prepaid income taxes	(894)	402	(662)
Decrease (increase) in other assets	928	(610)	(46)
Increase (decrease) in accrued expenses and other liabilities	406	222	(581)
Net cash provided from operating activities	20,830	17,631	10,259

Cash flows from investing activities:
Investment in subsidiaries	(19,044)	—	(1,471)
Distribution from subsidiaries	13,909	31,668	28,656
Repayment of ESOP loan by subsidiary bank	250	250	250
Loan to subsidiary bank	(36,412)	—	—
Repayment of loan by subsidiary bank	36,412	—	—
Payment from subsidiary bank for shares vested in recognition and retention plans	2,753	4,405	168
Acquisition, net of cash and cash equivalents acquired	13,349	—	—
Dividend distribution from other investment	239	403	266
Net cash provided from investing activities	11,456	36,726	27,869

Cash flows from financing activities:
Payment of dividends on common stock	(45,603)	(43,690)	(31,318)
Purchase of treasury stock	—	—	(15,073)
Income tax benefit from exercise of non-incentive stock options and dividend payments on unvested recognition and retention plan shares and allocated ESOP shares	934	250	949
Exercise of stock options	23	1,580	1,556
Net cash used for financing activities	(44,646)	(41,860)	(43,886)

Net increase (decrease) in cash and cash equivalents	(12,360)	12,497	(5,758)
Cash and cash equivalents at beginning of year	12,683	186	5,944
Cash and cash equivalents at end of year	$323	$12,683	$186

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$220	$577	$682
Interest on subordinated debt	779	—	—

(18) Quarterly Results of Operations (Unaudited, dollars in thousands except per share amounts)

	2005 Quarters
	Fourth	Third	Second	First

Interest income	$28,359	$27,284	$26,324	$25,130
Interest expense	11,446	10,335	9,194	8,076
Net interest income	16,913	16,949	17,130	17,054
Provision for loan losses	840	32	957	654
Net interest income after provision for loan losses	16,073	16,917	16,173	16,400
Gains on securities, net	—	—	259	594
Other non-interest income	1,172	928	1,319	1,025
Merger/conversion expense	—	(1)	(511)	(382)
Amortization of core deposit intangible	(592)	(593)	(593)	(593)
Other non-interest expense	(7,440)	(8,036)	(7,465)	(7,751)
Income before income taxes	9,213	9,215	9,182	9,293
Provision for income taxes	3,677	3,694	3,741	3,761
Net income	$5,536	$5,521	$5,441	$5,532

Earnings per share:
Basic	$0.09	$0.09	$0.09	$0.09
Diluted	0.09	0.09	0.09	0.09

	2004 Quarters
	Fourth	Third	Second	First

Interest income	$19,093	$18,113	$17,893	$17,011
Interest expense	5,830	5,452	5,006	4,836
Net interest income	13,263	12,661	12,887	12,175
Provision for loan losses	927	635	711	330
Net interest income after provision for loan losses	12,336	12,026	12,176	11,845
Gains on securities, net	—	806	381	581
Other non-interest income	606	688	848	1,300
Non-interest expense	(5,743)	(5,859)	(5,545)	(5,841)
Income before income taxes	7,199	7,661	7,860	7,885
Provision for income taxes	3,203	3,164	3,238	3,233
Net income	$3,996	$4,497	$4,622	$4,652

Earnings per share:
Basic	$0.07	$0.08	$0.08	$0.08
Diluted	0.07	0.08	0.08	0.08

Differences between annual amounts and the total of quarterly amounts are due to rounding.

(19) Subsequent Event (Unaudited)

On February 28, 2006, the Company signed a merger agreement to increase its ownership interest in Eastern Funding LLC (“Eastern”) from 28.7% to approximately 86% through a cash payment of approximately $16.2 million, excluding related transaction costs. The founder of Eastern will continue to serve as its chief executive officer and he, along with a family member and two senior officers of Eastern, will hold the minority ownership interest position. At December 31, 2005, Eastern had total assets of approximately $106 million, including net loans of approximately $100 million. Completion of the acquisition is subject to the approval of Eastern investors and the Company’s regulators.