Form 10-Q
period 2006-03-31
BROOKLINE BANCORP INC
filed 2006-05-03
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                              YES  ☒                   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐      NO   ☒

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.  Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$15,307	$15,507
Short-term investments	108,954	102,888
Securities available for sale	359,879	374,906
Securities held to maturity (market value of $406 and $423, respectively)	395	410
Restricted equity securities	24,608	23,081
Loans	1,673,313	1,636,755
Allowance for loan losses	(22,478)	(22,248)
Net loans	1,650,835	1,614,507
Other investment	4,723	4,662
Accrued interest receivable	9,268	9,189
Bank premises and equipment, net	9,755	10,010
Deferred tax asset	11,246	11,347
Core deposit intangible, net of amortization	8,945	9,471
Goodwill	35,615	35,615
Other assets	3,550	3,111
Total assets	$2,243,080	$2,214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,161,555	$1,168,307
Borrowed funds	459,512	411,507
Subordinated debt	12,187	12,218
Mortgagors’ escrow accounts	5,894	5,377
Income taxes payable	327	630
Accrued expenses and other liabilities	13,065	14,215
Total liabilities	1,652,540	1,612,254

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,989,384 shares issued	630	630
Additional paid-in capital	505,267	512,338
Retained earnings, partially restricted	108,845	121,042
Accumulated other comprehensive loss	(2,399)	(1,577)
Treasury stock, at cost – 1,405,611 shares	(18,144)	(18,144)
Unearned compensation - recognition and retention plans	—	(8,103)
Unallocated common stock held by ESOP – 671,142 shares and 685,161 shares, respectively	(3,659)	(3,736)
Total stockholders’ equity	590,540	602,450

Total liabilities and stockholders’ equity	$2,243,080	$2,214,704

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2006	2005
	(unaudited)
Interest income:
Loans	$24,050	$21,724
Debt securities	3,620	2,267
Marketable equity securities	33	74
Restricted equity securities	309	219
Short-term investments	1,112	846
Total interest income	29,124	25,130

Interest expense:
Deposits	7,446	4,559
Borrowed funds	4,843	3,382
Subordinated debt	207	135
Total interest expense	12,496	8,076
Net interest income	16,628	17,054
Provision for loan losses	748	654
Net interest income after provision for loan losses	15,880	16,400

Non-interest income:
Fees and charges	573	851
Gains on sales of securities, net	558	594
Other income	69	174
Total non-interest income	1,200	1,619

Non-interest expense:
Compensation and employee benefits	4,177	3,950
Dividends on unvested restricted stock	169	—
Dividend equivalent rights	—	363
Occupancy	793	704
Equipment and data processing	1,417	1,591
Advertising and marketing	187	204
Professional services	311	349
Merger/conversion	—	382
Amortization of core deposit intangible	526	593
Other	675	590
Total non-interest expense	8,255	8,726

Income before income taxes	8,825	9,293
Provision for income taxes	3,428	3,761
Net income	$5,397	$5,532

Earnings per common share:
Basic	$0.09	$0.09
Diluted	0.09	0.09

Weighted average common shares outstanding during the period:
Basic	60,309,532	59,944,866
Diluted	61,051,157	60,737,986

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2006	2005
	(unaudited)

Net income	$5,397	$5,532

Other comprehensive income (loss), net of taxes:
Unrealized holding loss	(745)	(1,913)
Income tax benefit	(281)	(706)
Net unrealized holding loss	(464)	(1,207)

Less reclassification adjustment for gains included in net income:
Realized gains	558	594
Income tax expense	200	213
Net reclassification adjustment	358	381

Net other comprehensive loss	(822)	(1,588)

Comprehensive income	$4,575	$3,944

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation-recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

Net income	—	—	5,532	—	—	—	—	5,532

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,588)	—	—	—	(1,588)

Common stock dividends of $0.285 per share	—	—	(17,417)	—	—	—	—	(17,417)

Exercise of stock options (1,771 shares)	—	9	—	—	—	—	—	9

2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182

1,500 shares obtained through the acquisition of Mystic Financial, Inc.	—	—	—	—	(23)	—	—	(23)

Income tax benefit from dividends paid to ESOP participants	—	170	—	—	—	—	—	170

Income tax benefit related to recognition and retention plan shares	—	495	—	—	—	—	—	495

Compensation under recognition and retention plans	—	—	—	—	—	722	—	722

Common stock held by ESOP committed to be released (13,866 shares)	—	138	—	—	—	—	75	213

Balance at March 31, 2005	$630	$511,768	$132,196	$(1,028)	$(17,040)	$(10,241)	$(3,977)	$612,308

Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

Net income	—	—	5,397	—	—	—	—	5,397

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(822)	—	—	—	(822)

Common stock dividends of $0.285 per share	—	—	(17,231)	—	—	—	—	(17,231)

Dividend equivalent rights	—	—	(363)	—	—	—	—	(363)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	224	—	—	—	—	—	224

Transfer of unearned compensation under the recognition and retention plans to additional paid-in capital	—	(8,103)	—	—	—	8,103	—	—

Compensation under recognition and retention plans	—	674	—	—	—	—	—	674

Common stock held by ESOP committed to be released (14,019 shares)	—	134	—	—	—	—	77	211

Balance at March 31, 2006	$630	$505,267	$108,845	$(2,399)	$(18,144)	$—	$(3,659)	$590,540

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$5,397	$5,532
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for loan losses	748	654
Depreciation and amortization	348	387
Amortization, net of accretion, of securities premiums and discounts	79	690
Amortization of deferred loan origination costs	1,874	1,311
Amortization of core deposit intangible	526	593
Accretion of acquisition fair value adjustments	(327)	(481)
Amortization of mortgage servicing rights	9	15
Net gains from sales of securities	(558)	(594)
Equity interest in earnings of other investment	(61)	(129)
Swap agreement market valuation credit	—	(42)
Compensation under recognition and retention plans	674	722
Release of ESOP shares	211	213
Deferred income taxes	582	144
(Increase) decrease in:
Accrued interest receivable	(79)	(993)
Prepaid income taxes	—	1,852
Other assets	(448)	3,196
Increase (decrease) in:
Income taxes payable	(303)	—
Accrued expenses and other liabilities	(1,176)	1,796
Net cash provided from operating activities	7,496	14,866

Cash flows from investing activities:
Proceeds from sales of securities available for sale	903	9,478
Proceeds from redemptions and maturities of securities available for sale	27,590	39,594
Proceeds from redemptions and maturities of securities held to maturity	15	13
Purchase of securities available for sale	(14,237)	(91,960)
Purchase of Federal Home Loan Bank of Boston stock	(1,527)	(891)
Net increase in loans	(38,837)	(4,465)
Proceeds from sales of participations in loans	—	29,185
Purchase of bank premises and equipment	(109)	(538)
Acquisition, net of cash and cash equivalents acquired	—	(12,892)
Distribution from other investment	—	147
Net cash used for investing activities	(26,202)	(32,329)

	Three months ended March 31,
	2006	2005
	(unaudited)
Cash flows from financing activities:
Decrease in demand deposits and NOW, savings and money market savings accounts	(14,908)	(16,970)
Increase in certificates of deposit	8,280	54,382
Proceeds from Federal Home Loan Bank of Boston advances	597,000	245,400
Repayment of Federal Home Loan Bank of Boston advances	(548,973)	(241,746)
Increase in mortgagors’ escrow accounts	517	315
Income tax benefit from recognition and retention plan shares, dividend payments on unvested recognition and retention plan shares and allocated ESOP shares, and payment of dividend equivalent rights	224	665
Exercise of stock options	—	9
Payment of dividends on common stock	(17,231)	(17,417)
Payment of dividend equivalent rights	(337)	—
Net cash provided from financing activities	24,572	24,638

Net increase in cash and cash equivalents	5,866	7,175
Cash and cash equivalents at beginning of period	118,395	136,865
Cash and cash equivalents at end of period	$124,261	$144,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$12,481	$7,713
Income taxes	2,927	938

Acquisition of Mystic Financial, Inc.:
Assets acquired (excluding cash and cash equivalents)	$—	$471,403
Liabilities assumed	—	420,351

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(1)           Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard SFAS 123-R, “Share-Based Payment”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. Based on options outstanding at March 31, 2006, adoption of SFAS 123-R had no effect on the Company’s financial position or results of operations as of and for the three months then ended and is not expected to have a material effect on the Company’s financial position or results of operations thereafter.

Prior to January 2006, the Company measured compensation cost for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as the excess, if any, of the fair market value of the Company’s stock at the grant date above the exercise price of options granted. This generally did not result in compensation charges to earnings. Disclosed in the following table are net income and earnings per share, as reported, and pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three months ended March 31, 2005
	Basic	Diluted

Net income as reported	$5,532	$5,532
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(65)	(65)
Dividends on unvested restricted stock awards, net of taxes	(236)	(226)
Pro forma net income	$5,231	$5,241

Earnings per share:
As reported	$0.09	$0.09
Pro forma	0.09	0.09

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

The core deposit intangible asset acquired is being amortized over nine years on an accelerated basis using the sum-of-the-digits method. Goodwill, which is not deductible for income tax purposes, is subject to at least an annual test for impairment. If impairment is deemed to have occurred, the amount of impairment will be charged to expense when identified.

(3)           Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	March 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$285,437	$—	$1,858	$283,579
Municipal obligations	8,668	—	206	8,462
Auction rate municipal obligations	12,750	—	—	12,750
Corporate obligations	6,474	57	12	6,519
Other obligations	500	—	—	500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	47,315	5	1,875	45,445
Total debt securities	361,144	62	3,951	357,255
Marketable equity securities	2,535	141	52	2,624
Total securities available for sale	$363,679	$203	$4,003	$359,879

Securities held to maturity:
Other obligations	$100	$—	$—	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	295	11	—	306
Total securities held to maturity	$395	$11	$—	$406

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$295,232	$—	$1,716	$293,516
Municipal obligations	8,671	—	167	8,504
Auction rate municipal obligations	12,750	—	—	12,750
Corporate obligations	7,478	57	15	7,520
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	211	—	1	210
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	49,681	6	1,324	48,363
Total debt securities	374,523	63	3,223	371,363
Marketable equity securities	2,881	713	51	3,543
Total securities available for sale	$377,404	$776	$3,274	$374,906

Securities held to maturity:
Other obligations	$100	$—	$—	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	310	13	—	323
Total securities held to maturity	$410	$13	$—	$423

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

(4)           Loans (Dollars in thousands)

A summary of loans follows:

	March 31, 2006	December 31, 2005
Mortgage loans:
One-to-four family	$286,871	$287,450
Multi-family	369,879	379,767
Commercial real estate	394,939	377,462
Construction and development	33,460	36,035
Home equity	42,501	42,924
Second	24,679	22,978
Total mortgage loans	1,152,329	1,146,616
Commercial loans	104,020	105,384
Indirect automobile loans	490,844	459,234
Other consumer loans	3,055	3,119
Total gross loans	1,750,248	1,714,353
Unadvanced funds on loans	(88,801)	(88,659)
Deferred loan origination costs (fees):
Indirect automobile loans	11,868	11,150
Other	(2)	(89)
Total loans	$1,673,313	$1,636,755

(5)           Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three month ended March 31,
	2006	2005

Balance at beginning of period	$22,248	$17,540
Allowance obtained through acquisition	—	3,501
Provision for loan losses	748	654
Charge-offs	(667)	(455)
Recoveries	149	143
Balance at end of period	$22,478	$21,383

(6)           Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31, 2006	December 31, 2005

Demand checking accounts	$62,526	$64,705
NOW accounts	99,451	98,901
Savings accounts	81,607	90,424
Guaranteed savings accounts	37,796	27,475
Money market savings accounts	225,510	240,293
Certificate of deposit accounts	654,665	646,509
Total deposits	$1,161,555	$1,168,307

(7)           Accumulated Other Comprehensive Loss (Dollars in thousands)

Accumulated other comprehensive loss is comprised entirely of unrealized losses on securities available for sale, net of income taxes. At March 31, 2006 and December 31, 2005, such taxes amounted to $1,401 and $920, respectively.

(8)           Commitments (Dollars in thousands)

At March 31, 2006, the Company had outstanding commitments to originate loans of $25,351, $8,566 of which were one-to-four family mortgage loans, $8,830 were commercial real estate mortgage loans, $3,125 were multi-family mortgage loans and $4,830 were commercial loans to condominium associations. Unused lines of credit available to customers were $51,703, of which $47,883 were equity lines of credit.

(9)           Dividend Declaration

On April 20, 2006, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share of common stock to shareholders of record as of April 28, 2006 and payable on May 15, 2006.

(10)         Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

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

As of March 31, 2006, there was $7,428 of total unrecognized compensation cost related to non-vested RRP shares. That cost is expected to be recognized as follows: $2,203 during the remaining nine months ended December 31, 2006, and $2,518, $2,474 and $233 during the years ended December 31, 2007, 2008 and 2009, respectively. Total expense for the RRP plans amounted to $674 and $722 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 92,000 shares, respectively.

In accordance with SFAS 123-R, effective January 1, 2006, dividends paid on unvested RRP shares are recognized as compensation expense; prior to that date, such dividend payments were charged to retained earnings. Dividends paid on unvested RRP shares during the three months ended March 31, 2006 and 2005 amounted to $169 and $228, respectively.

Stock Option Plans

The Company has a stock option plan that has been in place since 1999 (the “1999 Option Plan”) and another plan that was approved by stockholders on August 27, 2003 (the “2003 Option Plan”). Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Options vest over periods ranging from less than one month through over five years and include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years.

Stock options granted under both of the Plans included limited rights and other features (“Limited Rights”) that could have required cash settlement of the options on the occurrence of certain circumstances outside the control of the Company. On December 28, 2005, the Compensation Committee of the Board of Directors of the Company voted to amend the Plans to eliminate Limited Rights that grant the holder of options awarded under such Plans the right to receive a cash settlement of any options outstanding in circumstances that are not within the absolute discretion of the Company and to accelerate the vesting of all unvested stock options outstanding on that date granted under the Plans to December 28, 2005. Such options included the following: 20,000 options granted under the 1999 Plan at an exercise price of $12.91 per option, 10,000 of which were to vest on January 16, 2006 and 10,000 on January 16, 2007, and 249,600 options granted under the 2003 Plan at an exercise price of $14.95 per option, 71,900 of which were to vest each on January 2, 2006, January 2, 2007 and January 2, 2008, and 33,900 on January 2, 2009. If the vesting dates of such options had not been accelerated, to comply with the requirements of SFAS 123-R, non-cash compensation expense of approximately $290,000 in 2006, $202,000 in 2007, $97,000 in 2008 and less than $1,000 in 2009 would have had to be recognized in the Company’s financial statements for those years.

Activity under the Company’s stock option plans for the three months ended March 31, 2006 was as follows:

Options outstanding at January 1, 2006	3,177,988
Options granted	—
Options exercised	—
Options outstanding at March 31, 2006	3,177,988

Exercisable at March 31, 2006 at:
$ 4.944 per share	1,771,568
$ 11.00 per share	5,393
$ 12.91 per share	40,000
$ 14.95 per share	1,357,500
$ 15.42 per share	3,527
3,177,988

Aggregate intrinsic value of options outstanding and exercisable	$19,544

Weighted average exercise price per option	$9.34

Weighted average remaining contractual life in years at end of period	5.10

As of March 31, 2006, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 and 2003 Option Plans, dividend equivalent rights amounting to $363 and $363 were paid or payable during the three months ended March 31, 2006 and 2005, respectively, to holders of unexercised vested options as a result of the $0.20 per share extra dividends paid to stockholders in February 2006 and 2005. In accordance with SFAS 123-R, effective January 1, 2006, dividend equivalent rights are charged to retained earnings; prior to that date, such payments were recognized as compensation expense.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at March 31, 2006 and December 31, 2005, which was $4,189 and $4,252, respectively, is eliminated in consolidation.

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

At March 31, 2006, the ESOP held 671,142 unallocated shares at an aggregate cost of $3,659; the market value of such shares at that date was $10,396. For the three months ended March 31, 2006 and 2005, $211 and $214, respectively, was charged to compensation expense based on the commitment to release to eligible employees 14,019 shares and 13,866 shares in those respective periods.

(11)         Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2006 and 2005:

	2006	2005

Service cost	$14	$39
Interest cost	11	19
Prior service cost	(5)	(5)
Actuarial (gain) loss	(1)	6
Net periodic benefit costs	$19	$59

Benefits paid amounted to $3 and $4 for the three months ended March 31, 2006 and 2005, respectively.

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

Common Stock Repurchases

As of March 31, 2006, the Company was authorized to repurchase up to 1,772,532 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $40,905 at December 31, 2005.

(13)       Subsequent Event (Dollars in thousands)

On April 13, 2006, Brookline Bank completed a merger agreement increasing the Company’s ownership in Eastern Funding LLC (“Eastern”) from approximately 28% to 87% through a cash payment of $15,925, excluding transaction costs. Goodwill and identifiable intangible assets of approximately $12,000 is expected to be recognized as a result of the transaction.

Eastern specializes primarily in the financing of coin-operated laundry, dry cleaning and grocery store equipment in the greater metropolitan New York area and selected other locations in the Northeast. At March 31, 2006, Eastern had total assets of approximately $112,421, including net loans of $104,633.

Item 1A. Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2005 filed on March 10, 2006.

Item 1B. Unresolved Staff Comments

None

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

Executive Level Overview

Over the past year, short and long-term interest rates have been moving gradually toward similar levels, thus causing a flattening yield curve. Steady shrinkage between rates earned on loans and investment securities and rates paid on deposits and liabilities has had a negative effect on profitability.

The table on the following page is a summary of operating and financial condition highlights as of and for the three months ended March 31, 2006 and 2005.

Operating Highlights

	Three months ended March 31,
	2006	2005
	(In thousands except per share amounts)

Net interest income	$16,628	$17,054
Provision for loan losses	748	654
Non-interest income	1,200	1,619
Merger/conversion expenses	—	382
Amortization of core deposit intangible	526	593
Other non-interest expenses	7,729	7,751
Income before income taxes	8,825	9,293
Provision for income taxes	3,428	3,761
Net income	5,397	5,532

Basic earnings per common share	$0.09	$0.09
Diluted earnings per common share	0.09	0.09

Interest rate spread	2.17%	2.59%
Net interest margin	3.11%	3.31%

Financial Condition Highlights

	At March 31, 2006	At December 31, 2005	At March 31, 2005
	(In thousands)

Total assets	$2,243,080	$2,214,704	$2,184,994
Net loans	1,650,835	1,614,507	1,565,501
Deposits	1,161,555	1,168,307	1,143,461
Borrowed funds	459,512	411,507	397,552
Stockholders’ equity	590,540	602,450	612,308

Allowance for loan losses	$22,478	$22,248	$21,383
Non-performing assets	1,517	973	2,232

Stockholders’ equity to total assets	26.33%	27.20%	28.02%

The major factors affecting recent and projected operating and financial condition highlights are as follows:

•      The continued declining trend in interest rate spread and net interest margin

•      New lending-related initiatives

•      The acquisition of Mystic Financial, Inc. (“Mystic”) as of January 7, 2005

•      Growth of the indirect automobile loan portfolio

•      Higher provision for loan losses in the 2006 quarterly period than in the 2005 quarterly period

•      A $356 reduction in non-interest income from mortgage loan prepayment fees in the 2006 quarterly period compared to the 2005 quarterly period

Commentary on each of the factors listed above follows.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2006 and 2005. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2006			2005
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$103,473	$1,112	4.36%	$139,702	$846	2.46%
Debt securities (2)	365,822	3,701	4.05	317,408	2,295	2.89
Equity securities (2)	27,597	354	5.18	31,740	320	4.08
Mortgage loans (3)	1,104,372	17,379	6.29	1,109,888	16,670	6.01
Other commercial loans (3)	62,786	1,091	6.95	77,752	1,107	5.70
Indirect automobile loans (3)	482,534	5,528	4.65	389,468	3,897	4.06
Other consumer loans (3)	2,923	52	7.12	2,959	50	6.76
Total interest-earning assets	2,149,507	29,217	5.45%	2,068,917	25,185	4.87%
Allowance for loan losses	(22,307)			(20,156)
Non-interest earning assets	97,862			90,180
Total assets	$2,225,062			$2,138,941

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$91,573	52	0.23%	$96,909	35	0.15%
Savings accounts	117,860	405	1.39	159,470	548	1.39
Money market savings accounts	230,463	1,196	2.10	294,652	947	1.30
Certificate of deposit accounts	645,318	5,793	3.64	472,052	3,029	2.60
Total deposits	1,085,214	7,446	2.78	1,023,083	4,559	1.81
Borrowed funds	448,922	4,843	4.32	403,962	3,382	3.35
Subordinated debt	12,207	207	6.78	11,032	135	4.93
Total interest bearing liabilities	1,546,343	12,496	3.28%	1,438,077	8,076	2.28%
Non-interest-bearing demand checking accounts	62,608			66,140
Other liabilities	19,549			17,058
Total liabilities	1,628,500			1,521,275
Stockholders’ equity	596,562			617,666
Total liabilities and stockholders’ equity	$2,225,062			$2,138,941
Net interest income (tax equivalent basis)/interest rate spread (4)		16,721	2.17%		17,109	2.59%
Less adjustment of tax exempt income		93			55
Net interest income		$16,628			$17,054
Net interest margin (5)			3.11%			3.31%

(1)           Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)           Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

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

•      Interest rate spread was 2.17% in the 2006 quarterly period. It has declined steadily from 2.59% in the 2005 first quarter, 2.52% in the 2005 second quarter, 2.42% in the 2005 third quarter and 2.33% in the 2005 fourth quarter. The declines resulted from a more rapid rise in the average rates paid on deposits and borrowed funds than the increase in the average rates earned on assets.

•      The trend in net interest margin was similar to that in interest rate spread. It declined steadily throughout 2005 from 3.31% in the first quarter to 3.19% in the fourth quarter and to 3.11% in the 2006 first quarter. The declines were attributable to a flat yield curve environment and concentration of asset growth in lower yielding assets.

•      Average interest-earning assets increased $81 million, or 4%, in the 2006 first quarter compared to the 2005 first quarter. All of that growth occurred in the indirect automobile loan portfolio (up $93 million). Lower yields are realized on the indirect automobile loan portfolio than on the other segments of the Company’s loan portfolio.

•      Asset growth was funded by a combination of higher costing certificates of deposit and borrowings from the Federal Home Loan Bank (“FHLB”).

While interest income was 16% higher in the 2006 first quarter than in the 2005 first quarter, interest expense rose by 55% between the two quarterly periods. The significant increase in expense resulted primarily from the rate setting actions of the Federal Reserve, increased competition for deposits, a shift in the mix of deposits and a $45 million increase in the average balance of borrowings from the FHLB. Customarily, higher rates are paid on certificates of deposit than on transaction deposit accounts. Certificates of deposit comprised 56% of total deposits at March 31, 2006 compared to 55% at December 31, 2005 and 45% at March 31, 2005.

Commencing in June 2004 and extending to the end of the 2006 first quarter, the Board of Governors of the Federal Reserve System approved 15 rate increases of 0.25% each in the federal funds rate for borrowings between banks. As a result of these rate setting actions, a flat yield curve evolved. This scenario caused the Company’s net interest income to shrink. Improvement in net interest income will continue to be difficult to achieve until an upward slope in the yield curve starts to develop.

The declining trends in interest rate spread and net interest margin were attributable not only to the developments mentioned above but also to the reduction in the percent of total interest-earning assets comprised of mortgage loans from 54% in the 2005 first quarter to 51% in the 2006 first quarter. Typically, the yield on mortgage loans is higher than the yields earned on the Company’s other interest-earning assets. It should also be noted that loan pricing has been subjected to greater competitive pressure over the past two years and, as a result, it has been increasingly difficult to incorporate the rise in funding costs into the pricing of new loan originations.

New Lending-Related Initiatives

The Company is hopeful that two new initiatives will help to improve asset yields prospectively. Those initiatives relate to the Company’s investment in Eastern Funding LLC (“Eastern”) and commercial lending.

On April 13, 2006, the Company increased its ownership of Eastern from approximately 28% to 87%. (See note 13 to the unaudited consolidated financial statements on page 16 herein). The Company made its initial investment in Eastern in 1999. Eastern is a company that specializes primarily in the financing of coin-operated laundry and dry cleaning equipment in the greater metropolitan New York area and selected other locations in the Northeast. Yields earned on Eastern’s $107 million loan portfolio are significantly higher than the yields earned on the Company’s loans. Since its founding by Michael J. Fanger in 1997, Eastern has originated approximately $287 million of high yielding loans and experienced an excellent credit history with aggregate net charge-offs of less than 0.5% of total loan originations. Michael Fanger will continue to serve as the chief executive officer of Eastern and he, along with a family member and two senior officers of Eastern, will hold the 13% minority interest position. Immediate modest accretion to the Company’s earnings is expected from the increased ownership of Eastern.

The second important initiative relates to the hiring in February 2006 of an experienced senior officer who will be responsible for growing the Company’s commercial loan portfolio. Another experienced senior commercial loan officer has been hired to join the Company in May 2006. Lending to commercial enterprises can be rewarding not only because the loans typically are priced at attractive rates and on a variable rate basis, but also because of the deposits that accompany the lending relationships. Conversely, commercial lending entails risks than can result in high loan losses if underwriting and economic conditions are weak. Meaningful improvement in the Company’s earnings as a result of this initiative will take some time to occur.

Acquisition of Mystic

As described more fully in note 2 to the unaudited consolidated financial statements appearing on page 10 herein, the Company acquired Mystic on January 7, 2005. The acquisition added $483 million to the Company’s assets at that date (including goodwill of $35.6 million and a core deposit intangible of $11.8 million) and $420 million to the Company’s liabilities, including $332 million of deposits. The issuance of 2,516,525 shares of the Company’s common stock in connection with the acquisition added $39.2 million to stockholders’ equity.

As part of the acquisition, Mystic was merged into the Company and, on April 11, 2005, the operating systems of Mystic’s bank subsidiary were converted to the operating systems of the Company’s bank subsidiary. Merger/conversion expenses were $894,000 in 2005, $382,000 of which were incurred in the first quarter of 2005. Non-interest expense for the 2006 and 2005 first quarters included $526,000 and $593,000, respectively, of amortization of the core deposit intangible. Amortization of that asset, which is deductible for income tax purposes, is occurring over a nine year period on an accelerated basis.

Indirect Automobile Loan Business

The Company’s indirect automobile loan portfolio grew from $392 million at March 31, 2005 to $459 million at December 31, 2005 and $491 million at March 31, 2006. Due to a slow down in sales at dealerships, the volume of the Company’s loan originations started to decline in the fourth quarter of 2005. That trend reversed itself in the first quarter of 2006. It is difficult to forecast what level of loan originations will occur during the remainder of 2006. Actual growth will depend on a number of factors, including the state of the economy, the interest rate environment, the appetite of consumers for new and used automobiles, and incentives offered by manufacturers.

Currently, the primary challenge related to the Company’s indirect automobile loan business is to improve its profitability. Since the commencement of this lending segment in February 2003, the Company has gathered considerable data about its loan originations. Analysis of that data is enabling the Company to make changes in its underwriting methodology that hopefully will make future loan production more profitable. The mix of business between the financing of new and used vehicles is expected to be more balanced than the current mix of approximately 60%/40%.  While the average credit scores of all borrowers comprising the portfolio may decline from the current average of over 730, emphasis will continue to be on originating loans to customers with good credit histories.

Provision for Loan Losses

The provision for loan losses charged to earnings was $748,000 in the 2006 first quarter compared to $654,000 in the 2005 first quarter. These amounts were attributable primarily to the growth of the indirect automobile loan portfolio described above. Net charge-offs of indirect automobile loans were $479,000 in the 2006 first quarter and $319,000 in the 2005 first quarter, resulting in respective annualized net charge-off rates of 0.40% and 0.33%. Indirect automobile loans delinquent more than 30 days declined from $5.5 million, or 1.21% of the portfolio, at December 31, 2005 to $4.2 million, or 0.86% of the portfolio, at March 31, 2006.

In the 2005 first quarter, the provision for loan losses was reduced by a $50,000 credit to income due to payments made on loans acquired in the Mystic transaction which was completed on January 7, 2005.

Mortgage Loan Prepayment Fees

Fees from mortgage loan prepayments declined from $389,000 in the 2005 first quarter to $33,000 in the 2006 first quarter. Generally, mortgage loan prepayments decline when interest rates are rising.

Other Operating Highlights

Securities Gains. Gains from sales of marketable equity securities were $558,000 in the 2006 first quarter and $594,000 in the 2005 first quarter.

Other Non-Interest Income. Other non-interest income was $69,000 in the 2006 first quarter compared to $174,000 in the 2005 first quarter. The 2005 period included $42,000 related to the valuation of a swap contract that matured in April 2005. The Company’s equity interest in the earnings of Eastern declined from $129,000 in the 2005 first quarter to $60,000 in the 2006 first quarter as a result of the combination of higher funding costs and professional fees as well as the effect of an adjustment relating to Eastern’s accounting for deferred loan origination costs.

Compensation-Related Expenses. As a result of adoption of a new accounting pronouncement (SFAS 123-R), effective January 1, 2006, dividends paid on unvested shares awarded to directors, officers and employees of the Company are recognized as compensation expense whereas, prior to that date, such payments were charged to retained earnings. Dividends paid on unvested shares during the three months ended March 31, 2006 and 2005 amounted to $169,000 and $228,000, respectively. In addition, the new accounting pronouncement also required that, effective January 1, 2006, dividend equivalent rights related to outstanding vested stock options be charged to retained earnings; prior to that date, such payments were recognized as compensation expense. Dividend equivalent rights amounting to $363,000 and $363,000 were paid or payable to holders of unexercised vested options during the three months ended March 31, 2006 and 2005, respectively.

Other Non-Interest Expenses. Excluding the compensation-related expenses mentioned above and the merger/conversion expenses related to the Mystic acquisition, non-interest expenses were $105,000, or 1%, higher in the 2006 first quarter compared to the 2005 first quarter.

Provision for Income Taxes. The effective income tax rate declined from 40.5% in the 2005 first quarter to 38.8% in the 2006 first quarter due to a higher portion of taxable income being earned by the Company’s investment security subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Other Financial Condition Highlights

Deposits. Deposits declined $7 million, or 0.6%, in the 2006 first quarter. Competition for funds remained intense. Of greater consequence, however, was the shift in the mix of deposits to higher paying categories. As discussed earlier herein, certificates of deposit represented 56% of total deposits at March 31, 2006 compared to 55% at December 31, 2005 and 45% at March 31, 2005. Continuation of a rising interest rate environment could result in further shifting to higher rate deposits.

Borrowed Funds. Funds borrowed from the FHLB increased from $412 million at December 31, 2005 to $460 million at March 31, 2006. Proceeds from the borrowings were used primarily to fund loan growth.

Stockholders’ Equity. Stockholders’ equity declined from $602 million at December 31, 2005 to $591 million at March 31, 2006 due primarily to payment of the semi-annual extra dividend of  $0.20 per share to stockholders in February 2006 that was in excess of earnings in the 2006 first quarter.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$226	$313
One-to-four family mortgage loans	675	167
Commercial loans	10	—
Total non-accrual loans	911	480
Repossessed vehicles	504	493
Other	102	—
Total non-performing assets	$1,517	$973

Restructured loans	—	—

Allowance for loan losses	$22,478	$22,248

Allowance for loan losses as a percent of total loans	1.34%	1.36%
Non-accrual loans as a percent of total loans	0.05%	0.03%
Non- performing assets as a percent of total assets	0.07%	0.04%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There was one impaired loan amounting to $167 (excluding non-accrual loans) at March 31, 2006 and December 31, 2005. A specific reserve of $67 existed on the loan at those dates.

The unallocated portion of the allowance for loan losses was $4.0 million, or 17.9% of the total allowance for loan losses, at March 31, 2006 compared to $4.1 million, or 18.6% of the total allowance for loan losses, at December 31, 2005.

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

At March 31, 2006, interest-earning assets maturing or repricing within one year amounted to $1.035 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.002 billion, resulting in a cumulative one year positive gap position of $33 million, or 1.5% of total assets. At December 31, 2005, the Company had a negative one year cumulative gap position of $13 million, or 0.6% of total assets. The change in the cumulative one year gap position is due primarily to an increase in assets expected to mature or reprice within one year.

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

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Growth during the remainder of 2006 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2006 amounted to $460 million and the Company had the capacity to increase that amount to $589 million.

Additional borrowings from the FHLB, as well as the gathering of funds through access to the wholesale certificate of deposit market, are contemplated in the second quarter of 2006. The funds will be used to complete the acquisition of Eastern discussed earlier herein as well as to pay off most of the borrowing lines and subordinated debt Eastern had outstanding at April 13, 2006, the date of the acquisition. Such borrowings amounted to approximately $93 million. The rates paid on the funds obtained by the Company to be used to pay off Eastern’s borrowings are expected to be lower than the rates paid by Eastern on its borrowed funds.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2006, such assets amounted to $149 million, or 6.6% of total assets.

At March 31, 2006, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $423 million, or 20.4% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 12 through 14 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 10.7	Amendment to Employment Agreement with Richard P. Chapman, Jr.

Exhibit 10.8	Amendment to Employment Agreement with Charles H. Peck

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 2, 2006	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 2, 2006	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer