Form 10-Q
period 2006-06-30
BROOKLINE BANCORP INC
filed 2006-08-02
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$17,528	$15,507
Short-term investments	107,950	102,888
Securities available for sale	358,029	374,906
Securities held to maturity (market value of $359 and $423, respectively)	354	410
Restricted equity securities	28,567	23,081
Loans	1,803,791	1,636,755
Allowance for loan losses	(24,838)	(22,248)
Net loans	1,778,953	1,614,507
Other investment	—	4,662
Accrued interest receivable	9,931	9,189
Bank premises and equipment, net	9,920	10,010
Deferred income tax asset	11,679	11,347
Prepaid income taxes	2,610	—
Goodwill	42,316	35,615
Identified intangible assets, net of accumulated amortization of $3,466 and $2,370, respectively	9,486	9,471
Other assets	4,042	3,111
Total assets	$2,381,365	$2,214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,171,967	$1,168,307
Brokered deposits	68,096	—
Borrowed funds	512,127	411,507
Subordinated debt	12,155	12,218
Mortgagors’ escrow accounts	5,693	5,377
Income taxes payable	—	630
Accrued expenses and other liabilities	18,778	14,215
Total liabilities	1,788,816	1,612,254

Minority interest in subsidiary	1,257	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,989,384 shares issued	630	630
Additional paid-in capital	506,293	512,338
Retained earnings, partially restricted	108,645	121,042
Accumulated other comprehensive loss	(2,549)	(1,577)
Treasury stock, at cost - 1,405,611 shares	(18,144)	(18,144)
Unearned compensation - recognition and retention plans	—	(8,103)
Unallocated common stock held by ESOP - 657,123 shares and 685,161 shares issued, respectively	(3,583)	(3,736)
Total stockholders’ equity	591,292	602,450

Total liabilities and stockholders’ equity	$2,381,365	$2,214,704

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)
Interest income:
Loans	$28,151	$22,356	$52,202	$44,079
Debt securities	3,640	2,644	7,259	4,911
Marketable equity securities	30	76	63	150
Restricted equity securities	2	239	311	458
Short-term investments	1,326	1,009	2,438	1,855
Total interest income	33,149	26,324	62,273	51,453

Interest expense:
Retail deposits	8,385	5,354	15,831	9,912
Brokered deposits	637	—	637	—
Borrowed funds	6,213	3,672	11,057	7,053
Subordinated debt	225	168	431	304
Total interest expense	15,460	9,194	27,956	17,269
Net interest income	17,689	17,130	34,317	34,184
Provision for loan losses	859	957	1,607	1,611
Net interest income after provision for loan losses	16,830	16,173	32,710	32,573

Non-interest income:
Fees and charges	961	1,206	1,535	2,053
Gains on securities, net	—	259	558	853
Other income (loss)	(51)	113	17	290
Total non-interest income	910	1,578	2,110	3,196

Non-interest expense:
Compensation and employee benefits	5,089	3,979	9,435	8,291
Occupancy	766	685	1,559	1,390
Equipment and data processing	1,522	1,596	2,940	3,186
Advertising and marketing	269	251	455	455
Merger/conversion	—	511	—	893
Amortization of identified intangibles	569	593	1,096	1,185
Other	1,231	954	2,216	1,894
Total non-interest expense	9,446	8,569	17,701	17,294

Income before income taxes and minority interest	8,294	9,182	17,119	18,475
Provision for income taxes	3,298	3,741	6,726	7,502
Net income before minority interest	4,996	5,441	10,393	10,973

Minority interest in earnings of subsidiary	67	—	67	—
Net income	$4,929	$5,441	$10,326	$10,973

Earnings per common share:
Basic	$0.08	$0.09	$0.17	$0.18
Diluted	0.08	0.09	0.17	0.18

Weighted average common shares outstanding during the period:
Basic	60,363,461	60,086,614	60,336,646	59,984,623
Diluted	61,082,113	60,866,872	61,066,784	60,771,324

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)

Net income	$4,929	$5,441	$10,326	$10,973

Other comprehensive income, net of taxes:
Unrealized holding gain (loss)	(250)	1,435	(995)	(478)
Income tax (charge) benefit	100	(527)	381	178
Net unrealized holding gain (loss)	(150)	908	(614)	(300)

Less reclassification adjustment for gains included in net income:
Realized gains	—	259	558	853
Income tax expense	—	93	200	306
Net reclassification adjustment	—	166	358	547

Net other comprehensive gain (loss)	(150)	742	(972)	(847)

Comprehensive income	$4,779	$6,183	$9,354	$10,126

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005 (Unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

Net income	—	—	10,973	—	—	—	—	10,973

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(847)	—	—	—	(847)

Common stock dividends of $0.37 per share	—	—	(22,557)	—	—	—	—	(22,557)

Exercise of stock options (4,520 shares)	—	23	—	—	—	—	—	23

2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182

Shares obtained through the acquisition of Mystic Financial, Inc. (69,394 shares)	—	—	—	—	(1,127)	—	—	(1,127)

Income tax benefit related to recognition and retention plan shares and dividends paid to ESOP participants	—	665	—	—	—	—	—	665

Compensation under recognition and retention plans	—	—	—	—	—	1,372	—	1,372

Common stock held by ESOP committed to be released (27,732 shares)	—	274	—	—	—	—	151	425

Balance at June 30, 2005	$630	$511,918	$132,497	$(287)	$(18,144)	$(9,591)	$(3,901)	$613,122

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2006 and 2005 (Unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

Net income	—	—	10,326	—	—	—	—	10,326

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(972)	—	—	—	(972)

Common stock dividends of $0.37 per share	—	—	(22,335)	—	—	—	—	(22,335)

Payment of dividend equivalent rights	—	—	(388)	—	—	—	—	(388)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	222	—	—	—	—	—	222

Transfer of unearned compensation under the recognition and retention plans to additional paid-in capital	—	(8,103)	—	—	—	8,103	—	—

Compensation under recognition and retention plans	—	1,574	—	—	—	—	—	1,574

Common stock held by ESOP committed to be released (28,038 shares)	—	262	—	—	—	—	153	415

Balance at June 30, 2006	$630	$506,293	$108,645	$(2,549)	$(18,144)	$—	$(3,583)	$591,292

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income	$10,326	$10,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,607	1,611
Compensation under recognition and retention plans	1,574	1,372
Release of ESOP shares	415	425
Depreciation and amortization	718	791
Amortization, net of accretion, of securities premiums and discounts	134	1,305
Amortization of deferred loan origination costs	4,002	2,860
Amortization of identified intangible assets	1,096	1,185
Accretion of acquisition fair value adjustments	(642)	(951)
Amortization of mortgage servicing rights	10	29
Net gains from sales of securities	(558)	(853)
Equity interest in earnings of other investment	(1)	(218)
Swap agreement market valuation credit	—	(49)
Income tax benefit from recognition and retention plan shares, divided payments on unvested recognition and retention plan shares and allocated ESOP shares, and payment of dividend equivalent rights	—	665
Deferred income taxes	249	(480)
(Increase) decrease in:
Accrued interest receivable	(67)	(1,119)
Prepaid income taxes	(2,610)	379
Other assets	466	3,387
Increase (decrease) in:
Income taxes payable	(630)	—
Accrued expenses and other liabilities	1	752
Minority interest in earnings of subsidiary	67	—
Net cash provided from operating activities	16,157	22,064

Cash flows from investing activities:
Proceeds from sales of securities available for sale	903	9,769
Proceeds from redemptions and maturities of securities available for sale	54,804	106,530
Proceeds from redemptions and maturities of securities held to maturity	56	32
Purchase of securities available for sale	(39,853)	(131,121)
Purchase of Federal Home Loan Bank of Boston stock	(5,486)	(1,415)
Net increase in loans	(63,732)	(27,465)
Proceeds from sales of participations in loans	—	29,185
Purchase of bank premises and equipment	(399)	(802)
Acquisition, net of cash and cash equivalents acquired	(10,374)	(12,988)
Distribution from other investment	—	147
Net cash used for investing activities	(64,081)	(28,128)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six months ended June 30,
	2006	2005
	(unaudited)

Cash flows from financing activities:
Decrease in demand deposits and NOW, savings and money market savings accounts	$(27,761)	$(58,347)
Increase in retail certificates of deposit	31,607	98,515
Increase in brokered certificates of deposit	68,096	—
Proceeds from Federal Home Loan Bank of Boston advances	1,548,000	513,600
Repayment of Federal Home Loan Bank of Boston advances	(1,447,340)	(480,190)
Repayment of other borrowed funds of subsidiary	(95,410)	—
Increase (decrease) in mortgagors’ escrow accounts	316	(525)
Income tax benefit from recognition and retention plan shares,dividend payments on unvested recognition and retention plan shares and allocated ESOP shares, and payment of dividend equivalent rights	222	—
Proceeds from exercise of stock options	—	23
Payment of dividends on common stock	(22,335)	(22,557)
Payment of dividend equivalent rights	(388)	—
Net cash provided from financing activities	55,007	50,519

Net increase in cash and cash equivalents	7,083	44,455
Cash and cash equivalents at beginning of period	118,395	136,865
Cash and cash equivalents at end of period	$125,478	$181,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$27,316	$17,335
Income taxes	8,707	6,777

Acquisition of Mystic Financial, Inc.:
Assets acquired (excluding cash and cash equivalents)	$—	$471,394
Liabilities assumed	—	420,351

Acquisition of Eastern Funding LLC:
Assets acquired (excluding cash and cash equivalents)	$111,536	—
Liabilities assumed	99,772	—
Minority interest in subsidiary	1,190	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)

(1)                     Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes its wholly owned subsidiary, BBS Investment Corporation, and its 86.7% owned subsidiary, Eastern Funding LLC (see note 2).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Goodwill and Identified Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization. Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard SFAS 123-R, “Share-Based Payment”, which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. Based on options outstanding at June 30, 2006, adoption of SFAS 123-R had no effect on the Company’s financial position or results of operations as of and for the six months then ended and is not expected to have a material effect on the Company’s financial position or results of operations thereafter.

Prior to January 1, 2006, the Company measured compensation cost for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as the excess, if any, of the fair market value of the Company’s stock at the grant date above the exercise price of options granted. This generally did not result in compensation charges to earnings. Disclosed in the following table are net income and earnings per share, as reported, and pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Basic	Diluted	Basic	Diluted

Net income as reported	$5,441	$5,441	$10,973	$10,973
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(65)	(65)	(130)	(130)
Dividends on unvested restricted stock awards	(68)	(65)	(304)	(292)
Pro forma net income	$5,308	$5,311	$10,539	$10,551

Earnings per share:
As reported	$0.09	$0.09	$0.18	$0.18
Pro forma	0.09	0.09	0.18	0.17

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

 (2)                  Acquisitions (Dollars in thousands)

Eastern Funding LLC (“Eastern”)

On April 13, 2006, the Company through its wholly-owned subsidiary, Brookline Bank, completed a merger agreement increasing its ownership interest in Eastern from 28.3% to 86.7%. Eastern, which was founded by Michael J. Fanger in 1997, specializes primarily in the financing of coin-operated laundry, dry cleaning and grocery store equipment in the greater metropolitan New York area and selected other locations in the Northeast. The acquisition of a controlling interest in Eastern will enable the Company to originate high yielding loans to small business entities. Mr. Fanger continues to serve as chief executive officer of Eastern and he, along with a family member and two executive officers of Eastern, own the 13.3% minority interest position.

The purchase was completed through payment of $16,346 in cash, including transaction costs. The transaction was accounted for using the purchase method of accounting, which required that the assets and liabilities of Eastern be recorded at fair value as of the acquisition date to the extent of the ownership interest acquired. The results of operations of Eastern are included in the Company’s 2006 consolidated statement of income from the date of acquisition. The allocation of the purchase price to the net assets of Eastern and the resulting goodwill are presented below.

Purchase price
Cash paid to holders of Eastern units of ownership			$14,942
Direct acquisition costs, net of related income tax benefits			1,404
Total purchase price			16,346

Allocation of the purchase price
Assets acquired at historic cost:
Cash and cash equivalents		$5,972
Loans, net		106,472
Premises and equipment		261
Other assets		2,082
Total assets acquired at historic cost		114,787

Liabilities assumed:
Borrowed funds		95,410
Other liabilities		4,562
Total liabilities assumed		99,972

Net assets at historic cost		14,815

Fair value adjustments:
Loans	$(427)
Identified intangible assets	1,110
Net effect of fair value adjustments		683

Net assets at fair value		15,498

Less: Brookline Bancorp, Inc. investment in Eastern		(4,663)
Minority interest ownership		(1,190)

Fair value of net assets acquired			9,645
Goodwill resulting from the acquisition			$6,701

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

Identified intangible assets included $668 for the estimated value of Eastern’s customer list and $442 for the estimated value of the employment agreements with three executive officers. The values assigned to the customer list and the employment agreements are being amortized over eight years and five years, respectively, on a straight-line basis.

As part of the merger, employment agreements were entered into with Mr. Fanger and the two executive officers who have an ownership interest in Eastern (the “Executives”). The employment agreements are for three years commencing as of the merger date. On each of the first anniversary date and second anniversary date of the merger, the employment agreements can be extended for an additional year such that the remaining term of the employment agreements shall be three years unless the Company provides written notice to the Executive at least sixty days prior to either such anniversary date that his employment agreement will not be extended. The employment agreements provide a base salary that will be subject to annual review by the Compensation Committee of the Company; such base salary can be increased, but not decreased. The Executives are also entitled to an annual incentive bonus, the amounts of which are to be determined based on defined profitability and asset quality benchmarks. The Executives are also entitled to the same benefits offered to full-time employees of the Company. Upon an “Event of Termination,” as defined in the employment agreements, the Executive would be entitled to a severance payment, the amount of which would depend on the facts and circumstances associated with the termination. The maximum amount of such payments equals two times annual base salary and incentive bonus for Mr. Fanger and one times annual base salary and incentive bonus for the two other executives. Non-compete clauses become effective upon termination of an Executive’s employment.

Also as part of the merger, a member agreement was entered into which specifies the conditions under which the Company or the minority interest owners can buy or sell their ownership interests in Eastern, and  how the price of such purchases and sales is to be determined. The minority interest owners may not sell or transfer their interests to anyone other than the Company except for family-related transfers permitted under the merger agreement. During a five year period subsequent to the date of the member agreement, Mr. Fanger is required to purchase additional units of interest in Eastern depending on the magnitude of annual cash distributions of Eastern’s earnings. Mr. Fanger may also make discretionary purchases of additional units of ownership during the five year period subsequent to the date of the member agreement. The per unit price of all required and discretionary purchases by Mr. Fanger is book value as defined in the member agreement. The aggregate purchases made by Mr. Fanger may not increase by more than 5% his percentage of ownership of Eastern as of the merger date.

Mystic Financial, Inc. (“Mystic”)

On January 7, 2005, the Company acquired all of the outstanding common shares of Mystic, the holding company of Medford Co-operative Bank (“Medford”), which had seven retail banking offices serving customers primarily in Middlesex County in Massachusetts. The acquisition of Mystic provided expanded commercial and retail banking opportunities in that market and enabled the Company to deploy some of its excess capital. As part of the acquisition, Mystic was merged into the Company and Medford was merged into Brookline. On April 11, 2005, the operating systems of Medford were converted to the operating systems of Brookline.

Under the terms of the transaction agreement, (a) 60% of the shares of Mystic common stock were exchanged for Company common stock based on an exchange ratio of 2.6786 shares of Company common stock for each share of Mystic common stock and (b) 40% of the shares of Mystic common stock were exchanged for cash of $39.00 per share. Cash was paid for fractional shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Mystic were recorded at fair value as of the acquisition date. The results of operations of Mystic are included in the consolidated statements of income from the date of acquisition. The purchase price to complete the acquisition was $69,075. Goodwill resulting from the acquisition was $35,615.  A core deposit intangible asset of $11,841 recognized at the time of the acquisition is being amortized over nine years on an accelerated basis using the sum-of-the-digits method.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

 (3)                   Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$278,210	$—	$1,607	276,603
Municipal obligations	8,666	—	261	8,405
Auction rate municipal obligations	12,650	—	—	12,650
Corporate obligations	6,472	36	13	6,495
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	8,085	—	35	8,050
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	44,961	5	2,267	42,699
Total debt securities	359,544	41	4,183	355,402
Marketable equity securities	2,535	140	48	2,627
Total securities available for sale	$362,079	$181	4,231	358,029

Securities held to maturity:
Other obligations	$100	$—	$—	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	254	5	—	259
Total securities held to maturity	$354	$5	$—	$359

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$295,232	$—	$1,716	$293,516
Municipal obligations	8,671	—	167	8,504
Auction rate municipal obligations	12,750	—	—	12,750
Corporate obligations	7,478	57	15	7,520
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	211	—	1	210
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	49,681	6	1,324	48,363
Total debt securities	374,523	63	3,223	371,363
Marketable equity securities	2,881	713	51	3,543
Total securities available for sale	$377,404	$776	$3,274	$374,906

Securities held to maturity:
Other obligations	$100	$—	$—	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	310	13	—	323
Total securities held to maturity	$410	$13	$—	$423

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2006	2005
Mortgage loans:
One-to-four family	$292,948	$287,450
Multi-family	340,069	358,955
Commercial real estate	393,191	377,462
Construction and development	46,200	56,847
Home equity	40,748	42,924
Second	20,310	22,978
Total mortgage loans	1,133,466	1,146,616
Commercial loans — Eastern Funding	117,587	—
Other commercial loans	105,492	105,384
Indirect automobile loans	520,405	459,234
Other consumer loans	3,155	3,119
Total gross loans	1,880,105	1,714,353
Unadvanced funds on loans	(90,009)	(88,659)
Deferred loan origination costs	13,695	11,061
Total loans	$1,803,791	$1,636,755

The above table reflects a reclassification of $20,812 as of December 31, 2005 from multi-family mortgage loans to construction and development mortgage loans.  The reclassification was made to conform to the current year’s presentation.

 (5)                     Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six month ended June 30,
	2006	2005

Balance at beginning of period	$22,248	$17,540
Allowance obtained through acquisitions	1,958	3,501
Provision for loan losses	1,607	1,611
Charge-offs	(1,350)	(881)
Recoveries	375	404
Balance at end of period	$24,838	$22,175

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2006	2005

Demand checking accounts	$62,260	$64,705
NOW accounts	92,752	98,901
Savings accounts	73,012	90,424
Guaranteed savings accounts	41,775	27,475
Money market savings accounts	224,052	240,293
Retail certificate of deposit accounts	678,116	646,509
Total retail deposits	1,171,967	1,168,307
Brokered certificates of deposit	68,096	—
Total deposits	$1,240,063	$1,168,307

(7)                      Accumulated Other Comprehensive Loss (Dollars in thousands)

Accumulated other comprehensive loss is comprised entirely of unrealized losses on securities available for sale, net of income taxes. At June 30, 2006 and December 31, 2005, such taxes amounted to $1,501 and $920, respectively.

(8)                       Commitments (Dollars in thousands)

At June 30, 2006, the Company had outstanding commitments to originate loans of $68,047, $5,592 of which were one-to-four family mortgage loans, $8,067 were commercial real estate mortgage loans, $3,880 were land and development loans, $10,426 were multi-family mortgage loans, $5,250 were commercial loans to condominium associations and $34,832 were commercial loans. Unused lines of credit available to customers were $51,651, of which $47,716 were equity lines of credit.

(9)                      Dividend Declaration

On July 20, 2006, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share and an extra dividend of $0.20 per share payable on August 15, 2006 to stockholders of record on July 31, 2006.

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

As of June 30, 2006, there was $6,529 of total unrecognized compensation cost related to non-vested RRP shares. That cost is expected to be recognized as follows: $1,304 during the six month period ended December 31, 2006 and $2,518, $2,474 and $233 during the years ended December 31, 2007, 2008 and 2009, respectively. Total expense for the RRP plans amounted to $899, $651, $1,574 and $1,372 for the three months and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 92,000 shares, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

In accordance with SFAS 123-R, effective January 1, 2006, dividends paid on unvested RRP shares are recognized as compensation expense; prior to that date, such dividend payments were charged to retained earnings. Dividends paid on unvested RRP shares during the six months ended June 30, 2006 and 2005 amounted to $215 and $294, respectively.

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

Activity under the Company’s stock option plans for the six months ended June 30, 2006 was as follows:

Options outstanding at January 1, 2006	3,177,988
Options granted	—
Options exercised	—
Options outstanding at June 30, 2006	3,177,988

Exercisable at June 30, 2006 at:
$4.944 per share	1,771,568
$11.00 per share	5,393
$12.91 per share	40,000
$14.95 per share	1,357,500
$15.42 per share	3,527
3,177,988

Aggregate intrinsic value of options outstanding and exercisable	$15,685

Weighted average exercise price per option	$9.34

Weighted average remaining contractual life in years at end of period	4.85

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

As of June 30, 2006, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,142,500 options, respectively.

In accordance with the terms of the 1999 and 2003 Option Plans, dividend equivalent rights amounting to $388 and $363 were paid or payable during the six months ended June 30, 2006 and 2005, respectively, to holders of unexercised vested options as a result of the $0.20 per share extra dividends paid to stockholders in February 2006 and 2005. In accordance with SFAS 123-R, effective January 1, 2006, dividend equivalent rights are charged to retained earnings; prior to that date, such payments were recognized as compensation expense.

Employee Stock Ownership Plan

The Company maintains an ESOP to provide eligible employees the opportunity to own Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completion of one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at June 30, 2006 and December 31, 2005, which was $4,127 and $4,252, respectively, is eliminated in consolidation.

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

At June 30, 2006, the ESOP held 657,123 unallocated shares at an aggregate cost of $3,583; the market value of such shares at that date was $9,049. For the six months ended June 30, 2006 and 2005, $415 and $425, respectively, was charged to compensation expense based on the commitment to release to eligible employees 28,038 shares and 27,732 shares in those respective periods.

(11)                    Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$14	$38	$28	$77
Interest cost	12	20	23	39
Prior service cost	(6)	(6)	(11)	(11)
Actuarial (gain) loss	(1)	7	(2)	13
Net periodic benefit costs	$19	$59	$38	$118

Benefits paid for the six months ended June 30, 2006 and 2005 amounted to $5 and $9, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
 (Unaudited)

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

Common Stock Repurchases

As of June 30, 2006, the Company was authorized to repurchase up to 1,772,532 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

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

The table on the following page is a summary of operating and financial condition highlights as of and for the three months and six months ended June 30, 2006 and 2005.

Operating Highlights

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)

Net interest income	$17,689	$17,130	$34,317	$34,184
Provision for loan losses	859	957	1,607	1,611
Non-interest income	910	1,578	2,110	3,196
Merger/conversion expense	—	511	—	893
Amortization of identified intangible assets	569	593	1,096	1,185
Other non-interest expenses	8,877	7,465	16,605	15,216
Income before income taxes and minority interest	8,294	9,182	17,119	18,475
Provision for income taxes	3,298	3,741	6,726	7,502
Minority interest in earnings of subsidiary	67	—	67	—
Net income	4,929	5,441	10,326	10,973

Basic earnings per common share	$0.08	$0.09	$0.17	$0.18
Diluted earnings per common share	0.08	0.09	0.17	0.18

Interest rate spread	2.14%	2.52%	2.15%	2.55%
Net interest margin	3.11%	3.26%	3.11%	3.28%

Financial Condition Highlights

	At	At	At
	June 30,	December 31,	June 30,
	2006	2005	2005
	(In thousands)

Total assets	$2,381,365	$2,214,704	$2,216,146
Net loans	1,778,953	1,614,507	1,586,120
Retail deposits	1,171,967	1,168,307	1,145,995
Brokered deposits	68,096	—	—
Borrowed funds	512,127	411,507	427,277
Stockholders’ equity	591,292	602,450	613,122

Allowance for loan losses	$24,838	$22,248	$22,175
Non-performing assets	1,156	973	1,916

Stockholders’ equity to total assets	24.83%	27.20%	27.67%

The major factors affecting recent and projected operating and financial condition highlights are as follows:

•                The continued pressure on interest rate spread and net interest margin, including the effect of a change in policy by the Federal Home Loan Bank of Boston (“FHLB”) regarding the timing of its declaration of dividends

•               The acquisition of a controlling interest in Eastern Funding LLC (“Eastern”)

•                Growth of the indirect automobile loan portfolio

•                Lower non-interest income due primarily to reduced mortgage loan prepayment fees and gains from sales of  marketable equity securities

•                Higher non-interest expenses due to inclusion of Eastern in the 2006 second quarter, the opening of a new branch in April 2006 and higher personnel-related expenses

Commentary on each of the factors listed is presented on the following pages.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and six months ended June 30, 2006 and 2005. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2006			2005
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$109,539	$1,326	4.86%	$142,570	$1,009	2.84%
Debt securities(2)	355,854	3,728	4.19	339,102	2,671	3.15
Equity securities(2)(3)	30,604	44	0.57	31,513	343	4.36
Mortgage loans(4)	1,088,971	17,426	6.40	1,104,434	16,857	6.11
Commercial loans — Eastern Funding(4)	111,875	3,022	10.80	—	—	—
Other commercial loans(4)	67,465	1,140	6.76	75,013	1,104	5.89
Indirect automobile loans(4)	517,906	6,509	5.04	415,010	4,341	4.20
Other consumer loans(4)	2,981	54	7.25	3,044	54	7.10
Total interest-earning assets	2,285,195	33,249	5.82%	2,110,686	26,379	4.99%
Allowance for loan losses	(24,624)			(21,526)
Non-interest earning assets	106,097			101,438
Total assets	$2,366,668			$2,190,598

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$91,160	56	0.25%	$101,296	42	0.17%
Savings accounts	118,965	486	1.64	159,875	554	1.39
Money market savings accounts	218,833	1,301	2.38	274,155	1,043	1.53
Retail certificates of deposit	668,202	6,542	3.93	531,164	3,715	2.81
Total retail deposits	1,097,160	8,385	3.07	1,066,490	5,354	2.01
Brokered certificates of deposit	47,639	637	5.36	—	—	—
Total deposits	1,144,799	9,022	3.16	1,066,490	5,354	2.01
Borrowed funds	529,105	6,213	4.65	413,234	3,672	3.52
Subordinated debt	12,176	225	7.28	12,299	168	5.40
Total interest bearing liabilities	1,686,080	15,460	3.68%	1,492,023	9,194	2.47%
Non-interest-bearing demand checking accounts	62,735			69,188
Other liabilities	23,817			14,770
Total liabilities	1,772,632			1,575,981
Stockholders’ equity	594,036			614,617
Total liabilities and stockholders’ equity	$2,366,668			$2,190,598
Net interest income (tax equivalent basis)/interest rate spread(5)		17,789	2.14%		17,185	2.52%
Less adjustment of tax exempt income		100			55
Net interest income		$17,689			$17,130
Net interest margin(6)			3.11%			3.26%

(1)             Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)             The Federal Home Loan Bank (“FHLB”) changed the timing of its declaration of dividends on its common stock. As a result, no dividend was declared by the FHLB in the second quarter of 2006 and, accordingly, no income was recognized by the Company in that period. It is expected that the FHLB will declare dividends in the third quarter that are equivalent to two quarterly periods, provided no events occur that would cause the FHLB to decide not to declare such dividends. The amount of FHLB dividend income recognized by the Company in the first quarter of 2006 and 2005 was $307,000 and $237,000, respectively, and $217,000 in the second quarter of 2005.

(4)             Loans on non-accrual status are included in average balances.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2006			2005
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$106,523	$2,438	4.62%	$141,142	$1,855	2.65%
Debt securities (2)	360,811	7,412	4.11	328,315	4,970	3.03
Equity securities (2) (3)	29,108	398	2.75	31,625	663	4.22
Mortgage loans (4)	1,096,629	34,805	6.35	1,107,258	33,528	6.06
Commercial loans-Eastern Funding (4)	56,247	3,022	10.80	—	—	—
Other commercial loans (4)	65,138	2,231	6.85	76,325	2,209	5.79
Indirect automobile loans (4)	500,318	12,038	4.85	402,310	8,237	4.13
Other consumer loans (4)	2,952	106	7.18	2,941	105	7.14
Total interest-earning assets	2,217,726	62,450	5.64%	2,089,916	51,567	4.93%
Allowance for loan losses	(23,472)			(20,845)
Non-interest earning assets	102,002			95,840
Total assets	$2,296,256			$2,164,911

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$91,365	109	0.24%	$99,115	76	0.15%
Savings accounts	118,416	890	1.52	159,674	1,103	1.39
Money market savings accounts	224,616	2,497	2.24	284,346	1,990	1.41
Retail certificates of deposit	656,823	12,335	3.79	501,771	6,743	2.71
Total retail deposits	1,091,220	15,831	2.93	1,044,906	9,912	1.91
Brokered certificates of deposit	23,951	637	5.36	—	—	—
Total deposits	1,115,171	16,468	2.98	1,044,906	9,912	1.91
Borrowed funds	489,235	11,057	4.50	408,624	7,053	3.43
Subordinated debt	12,191	431	7.03	11,669	304	5.18
Total interest bearing liabilities	1,616,597	27,956	3.49%	1,465,199	17,269	2.38%
Non-interest-bearing demand checking accounts	62,672			67,672
Other liabilities	21,695			15,907
Total liabilities	1,700,964			1,548,778
Stockholders’ equity	595,292			616,133
Total liabilities and stockholders’ equity	$2,296,256			$2,164,911
Net interest income (tax equivalent basis)/interest rate spread		34,494	2.15%		34,298	2.55%
Less adjustment of tax exempt income		177			114
Net interest income(5)		$34,317			$34,184
Net interest margin(6)			3.11%			3.28%

(1)             Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)             The Federal Home Loan Bank (“FHLB”) changed the timing of its declaration of dividends on its common stock. As a result, no dividend was declared by the FHLB in the second quarter of 2006 and, accordingly, no income was recognized by the Company in that period. It is expected that the FHLB will declare dividends in the third quarter that are equivalent to two quarterly periods, provided no events occur that would cause the FHLB to decide not to declare such dividends. The amount of FHLB dividend income recognized by the Company in the six months ended 2006 and 2005 was $307,000 and $454,000, respectively.

(4)             Loans on non-accrual status are included in average balances.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the above table and the table on the preceding page follow.

•                  Interest rate spread has declined steadily from 2.52% in the 2005 second quarter to 2.17% in the 2006 first quarter and 2.14% in the 2006 second quarter. These declines resulted primarily from a more rapid increase in the average rates paid on deposits and borrowed funds than the increase in the average rates earned on assets.

•                  The trend in net interest margin has been similar to that in interest rate spread, although it has started to stabilize as is evident from continuation in the 2006 second quarter of the same 3.11% rate experienced in the 2006 first quarter. The second quarter was aided by the inclusion of the high yielding Eastern loan portfolio. It was affected adversely by the reduction in the percent of total average assets funded by stockholders’ equity from 28% in the 2005 second quarter to 25% in the 2006 second quarter.

•                 As mentioned in Note 3 on the preceding tables, in the 2006 second quarter, the FHLB changed the timing of its declaration of dividends on its common stock. That change had the adverse impact on 2006 second quarter income disclosed in note 3 on the preceding tables.

•                  Average interest-earning assets increased $175 million, or 8%, in the 2006 second quarter compared to the 2005 second quarter. All of that growth occurred in the indirect automobile loan portfolio (up $103 million) and as a result of the Eastern acquisition (up $112 million). Lower yields are earned on the indirect automobile loan portfolio than on the other segments of the Company’s loan portfolio. Higher yields are earned on Eastern’s loan portfolio.

•                   Asset growth was funded primarily by a combination of higher costing borrowings from the FHLB and brokered certificates of deposit.

Interest income was 26% higher in the 2006 second quarter than in the 2005 second quarter and 21% higher in the first half of 2006 than in the first half of 2005. However, interest expense increased 68% and 62% respectively, between those comparable periods. The significant increase in expense resulted primarily from the rate setting actions of the Federal Reserve, increased competition for deposits and a shift in the mix of deposits, and the funding of a higher portion of assets through borrowed funds from the FHLB and brokered certificates of deposit.

As we have mentioned several times in prior reports, interest rate spread and net interest margin are greatly influenced by interest rates established by the Federal Reserve. Commencing in June 2004 and extending through the end of June 2006, the Board of Governors of the Federal Reserve System approved 17 rate increases of 0.25% each in the federal funds rate for overnight borrowings between banks. As a result of those rate setting actions and trends in the economy, a flat and sometimes inverted yield curve has evolved. This has caused the Company’s net interest income to shrink. Improvement in net interest income will continue to be difficult to achieve until an upward slope in the yield curve starts to develop.

Over the last several months, depositors have been shifting their funds from low rate sensitive deposits to highly rate sensitive deposits, in particular certificates of deposit. This shift, coupled with intense competition, has caused the average rate paid for deposits to rise rapidly and significantly. Certificates of deposit comprised 58% of total deposits at June 30, 2006 compared to 55% at December 31, 2005 and 48% at June 30, 2005.

Rates earned on mortgage loans typically are higher than the rates earned on the Company’s other interest-earning assets. For some time, mortgage loan pricing has been subjected to increased competitive pressure and, as a result, it has become increasingly more difficult to incorporate the rise in funding costs into the pricing of new loan originations. Due in part to this development, the average balance of mortgage loans outstanding was $15 million lower in the 2006 second quarter than in the 2006 first quarter and the 2005 second quarter.

The portion of total average interest-earning assets funded by borrowings from the FHLB and brokered deposits increased from 20% in the 2005 second quarter to 25% in the 2006 second quarter. Part of the increase was attributable to the replacement of Eastern’s borrowed funds with brokered certificates of deposit and borrowings from the FHLB in April 2006. It should be noted that the Eastern borrowings that were paid off had higher rates of interest than the funds borrowed to make those pay-offs.

The Company is hopeful that the average yield on its assets will improve as a result of the Eastern acquisition and the hiring of two experienced commercial loan officers who will be responsible for growing the Company’s commercial loan portfolio. Lending to commercial enterprises can be rewarding not only because the loans are typically priced at attractive rates and on a variable rate basis, but also because of the deposits that accompany the lending relationships. Meaningful improvement in the Company’s earnings as a result of these initiatives will take some time to occur.

Acquisition of Controlling Interest in Eastern

As described more fully in note 2 to the consolidated financial statements appearing on pages 10 and 11 herein, on April 13, 2006, the Company increased its ownership interest in Eastern from 28.3% to 86.7%. From its founding to the time of the acquisition, Eastern originated approximately $287 million of high yielding loans. In the 2006 second quarter, it originated $22 million of loans and the total of loans outstanding at June 30, 2006 was $117.6 million. Loans delinquent more than 30 days at June 30, 2006 were $1.0 million, or 0.85% of loans outstanding. The allowance for loan losses related to the Eastern portfolio was $2.2 million, or 1.83% of loans outstanding at that date. The average yield earned on the portfolio in the 2006 second quarter was 10.80%.

Indirect Automobile Loan Business

The Company’s indirect automobile loan portfolio grew from $369 million at the end of 2004 to $459 million at the end of 2005 and $520 million at June 30, 2006. While it is difficult to forecast what level of loan originations will occur in the second half of 2006, it is expected that the rate of portfolio growth will decline because of market conditions and the higher level of originations required to compensate for the reduction in loans outstanding that occurs from normal monthly principal payments.

The primary challenge related to the Company’s indirect automobile loan business is to improve its profitability. Since the commencement of this lending segment in February 2003, the Company has focused on making loans to individuals with excellent credit histories. While this emphasis has resulted in favorable loan loss experience, it has held back profitability since high quality loans typically generate lower yields. Since inception, the Company has originated approximately $950 million of indirect automobile loans. Of that amount, less than 10% has been to individuals with credit scores below 660. Based on analysis of extensive data about those loan originations, the Company plans to allow the portion of loan originations to individuals with credit scores below 660 to increase somewhat from the current level. The Company expects the resulting increase in income to more than offset any increase in loan loss experience that might arise from this policy change. While the average credit scores of all borrowers comprising the portfolio may decline from the current average of over 730, the Company intends to continue to focus primarily on making loans to individuals with good to excellent credit histories.

Non-Interest Income

Non-interest income declined from $1.6 million in the 2005 quarter to $910,000 in the 2006 second quarter and from $3.2 million in the first half of 2005 to $2.1 million in the first half of 2006 due primarily to lower securities gains, lower fees from mortgage loan prepayments and the change in the ownership interest in Eastern.

There were no sales of marketable equity securities in the 2006 second quarter; gains from sales of marketable equity securities were $259,000 in the 2005 second quarter, $558,000 in the first half of 2006 and $853,000 in the first half of 2005. Fees from mortgage loan prepayments were $663,000 lower in the 2006 second quarter than in the 2005 second quarter and $1.0 million lower in the first half of 2006 than in the first half of 2005. Generally, prepayments slow down when interest rates rise.

Prior to the increase in ownership of Eastern in April 2006, the Company accounted for its investment in Eastern under the equity method of accounting. The Company’s equity interest in Eastern’s earnings was $1,000 in the first half of 2006 compared to $218,000 in the first half of 2005. The decline was due in part to an adjustment relating to Eastern’s accounting for deferred loan origination costs, higher funding costs and higher expenses, some of which resulted from the acquisition transaction. Eastern’s operating results were included in the consolidated operating results of the Company in the 2006 second quarter. After consideration of foregone income on the cash paid to make the acquisition, Eastern contributed approximately $300,000 to the after-tax earnings of the Company in the 2006 second quarter.

Non-Interest Expense

Merger/conversion expenses related to the Mystic acquisition were $511,000 in the 2005 second quarter and $893,000 in the first half of 2005. No expenses of this nature were incurred in the 2006 quarterly and six month periods.

As a result of adoption of a new accounting pronouncement (SFAS 123-R), effective January 1, 2006, dividends paid on unvested shares awarded to directors, officers and employees of the Company are recognized as compensation expense whereas, prior to that date, such payments were charged to retained earnings. Dividends paid on unvested shares amounted to $46,000 in the 2006 second quarter and $215,000 in the first half of 2006. The new accounting pronouncement also required that, effective January 1, 2006, dividend equivalent rights payable to holders of outstanding vested stock options be charged to retained earnings; prior to that date, such payments were recognized as compensation expense. Dividend equivalent rights paid or payable to holders of unexercised vested options were $388,000 in the first half of 2006 compared to $363,000 in the first half of 2005.

The 2006 second quarter includes compensation expense of $243,000 resulting from the vesting of restricted stock upon the retirement of a member of the Board of Directors in April 2006. Excluding this expense and the expenses mentioned in the two preceding paragraphs, total non-interest expenses were $1.1 million, or 13.6%, higher in the 2006 second quarter than in the 2005 second quarter and $1.2 million, or 7.5%, higher in the first half of 2006 than in the first half of 2005.

Those increases were mostly attributable to the inclusion of Eastern’s expenses which were $843,000 in the 2006 second quarter. Also contributing to the increases were the added expenses of a new branch that opened in April 2006 and the hiring of new loan officers.

Other Operating Highlights

Provision for Loan Losses. The provision for loan losses declined from $957,000 in the 2005 second quarter to $859,000 in the 2006 second quarter and remained at $1.6 million in the first half of 2006 and 2005. Of these amounts, $623,000, $757,000, $1.3 million and $1.5 million, respectively, related to the indirect automobile loan portfolio. Net charge-offs in that portfolio in the six month periods ended June 30, 2006 and 2005 were $899,000 and $556,000, respectively, or 0.36% and 0.28% of average indirect automobile loans outstanding during those respective periods. Indirect automobile loans delinquent more than 30 days were $5.6 million, or 1.07% of the portfolio, at June 30, 2006 compared to $5.5 million, or 1.21% of the portfolio, at December 31, 2005.

The provision for loan losses for the 2006 second quarter included $177,000 related to the Eastern loan portfolio. In the first half of 2006, $75,000 was credited to income due primarily to the reduction of mortgage loans outstanding and payments made on loans acquired in connection with the acquisition of Mystic in January 2005. The provision in the first half of 2005 included $284,000 due primarily to the assignment of higher risk ratings to certain loans acquired in the Mystic transaction.

Provision for Income Taxes. The effective income tax rate declined from 40.6% in the first half of 2005 to 39.3% in the first half of 2006 due to a higher portion of taxable income being earned by the Company’s investment security subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Other Financial Condition Highlights

Deposits. Deposits increased $10 million in the 2006 second quarter after a $7 million decline in the 2006 first quarter. Competition for funds remained intense and the mix of deposits continued to shift to higher paying categories. As discussed earlier herein, certificates of deposit represented 58% of total retail deposits at June 30, 2006 compared to 55% at December 31, 2005 and 48% at June 30, 2005. Continuation of a rising interest rate environment could result in further shifting to higher rate deposits.

In the 2006 second quarter, the Company obtained $68 million in brokered deposits. The weighted average maturity of the deposits is 2.4 years and the weighted average annual rate to be paid on the deposits is 5.39%. Obtaining of the brokered deposits did not require the pledging of assets as collateral as is normally the case in borrowings from the FHLB. The funds were used to pay off some of the higher rate borrowed funds of Eastern.

Borrowed Funds. Funds borrowed from the FHLB increased from $412 million at December 31, 2005 to $460 million at March 31, 2006 and $512 million at June 30, 2006. Proceeds from the additional borrowings were used primarily to fund indirect automobile loan growth and to pay off some of the higher rate borrowed funds of Eastern.

During the first half of 2006, $78.6 million of FHLB borrowings matured. Those borrowings had a weighted average original life to maturity of 3.2 years and a weighted average annual rate of interest of 3.62%. During that same period, $97 million of new borrowings were obtained from the FHLB with a weighted average life to maturity of 3.3 years and a weighted average annual rate of interest of 5.24%. The remainder of the net increase in FHLB borrowings, $81.6 million, were advances with maturities of less than 90 days.

Stockholders’ Equity. Stockholders’ equity declined from $602 million at December 31, 2005 to $591 million at June 30, 2006 due primarily to payment of an extra dividend of $0.20 per share to stockholders in February 2006. The extra dividend of $0.20 per share to be paid on August 15, 2006 is the seventh time since August 2003 that the Board of Directors has approved such a payment. The aggregate amount paid, over $83 million or $1.40 per share, represents a return of capital to stockholders rather than a distribution of earnings. The payout of semi-annual extra dividends has been an effective means to reduce the Company’s excess capital in a measured way and to treat all stockholders equally. While it is the intent of the Board of Directors to continue to return capital to stockholders through payment of an extra dividend semi-annually, the magnitude of any future payment will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of Company common stock and expansion of the Company’s business through acquisitions.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$168	$313
One-to-four family mortgage loans	—	167
Commercial loans	173	—
Total non-accrual loans	341	480
Repossessed vehicles	713	493
Other	102	—
Total non-performing assets	$1,156	$973

Allowance for loan losses	$24,838	$22,248

Allowance for loan losses as a percent of total loans	1.38%	1.36%
Non-accrual loans as a percent of total loans	0.02%	0.03%
Non-performing assets as a percent of total assets	0.05%	0.04%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There were no impaired loans as of June 30, 2006.

The unallocated portion of the allowance for loan losses was $4.1 million, or 16.5% of the total allowance for loan losses, at June 30, 2006 compared to $4.1 million, or 18.6% of the total allowance for loan losses, at December 31, 2005.

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

At June 30, 2006, interest-earning assets maturing or repricing within one year amounted to $1.079 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.036 billion, resulting in a cumulative one year positive gap position of $43 million, or 1.8% of total assets. At December 31, 2005, the Company had a negative one year cumulative gap position of $13 million, or 0.6% of total assets. Based on the interest rate environment of the past several months, the Company has sought to maintain a modest cumulative one year positive gap position.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2006 amounted to $512 million and the Company had the capacity to increase that amount to $686 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2006, such assets amounted to $174 million, or 7.3% of total assets.

At June 30, 2006, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $424 million, or 19.2% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2006, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Against
Election of Directors:
Dennis S. Aronowitz	57,509,807	637,775
William G. Coughlin	57,507,004	640,578
John J. Doyle, Jr	57,713,316	434,266
Charles H. Peck	57,467,187	680,394
Joseph J. Slotnik	57,509,793	637,788

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of appointment of the independent registered public accounting firm	57,503,246	513,712	130,623

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

Exhibits

Exhibit 10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 2, 2006	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 2, 2006	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer