Form 10-Q
period 2006-09-30
BROOKLINE BANCORP INC
filed 2006-11-02
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Consolidated Statements of Income for the three months and nine months ended September 30, 2006 and 2005

Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 1A.	Risk Factors

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$16,483	$15,507
Short-term investments	97,454	102,888
Securities available for sale	367,373	374,906
Securities held to maturity (market value of $754 and $423, respectively)	745	410
Restricted equity securities	28,567	23,081
Loans	1,800,408	1,636,755
Allowance for loan losses	(25,066)	(22,248)
Net loans	1,775,342	1,614,507
Other investment	—	4,662
Accrued interest receivable	10,697	9,189
Bank premises and equipment, net	9,681	10,010
Deferred income tax asset	11,581	11,347
Prepaid income taxes	1,690	—
Goodwill	42,489	35,615
Identified intangible assets, net of accumulated amortization of $4,035 and $2,370, respectively	8,917	9,471
Other assets	4,453	3,111
Total assets	$2,375,472	$2,214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,187,700	$1,168,307
Brokered deposits	78,096	—
Borrowed funds	489,537	411,507
Subordinated debt	12,123	12,218
Mortgagors’ escrow accounts	5,580	5,377
Income taxes payable	—	630
Accrued expenses and other liabilities	20,223	14,215
Total liabilities	1,793,259	1,612,254

Minority interest in subsidiary	1,331	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,989,384 shares issued	630	630
Additional paid-in capital	507,056	512,338
Retained earnings, partially restricted	95,938	121,042
Accumulated other comprehensive loss	(1,091)	(1,577)
Treasury stock, at cost - 1,405,611 shares	(18,144)	(18,144)
Unearned compensation - recognition and retention plans	—	(8,103)
Unallocated common stock held by ESOP - 643,104 shares and 685,161 shares, respectively	(3,507)	(3,736)
Total stockholders’ equity	580,882	602,450

Total liabilities and stockholders’ equity	$2,375,472	$2,214,704

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
Interest income:
Loans	$29,154	$22,830	$81,356	$66,908
Debt securities	3,774	2,876	11,033	7,787
Marketable equity securities	30	78	93	228
Restricted equity securities	763	241	1,074	699
Short-term investments	1,436	1,259	3,874	3,115
Total interest income	35,157	27,284	97,430	78,737

Interest expense:
Retail deposits	9,523	6,159	25,354	16,071
Brokered deposits	968	—	1,605	—
Borrowed funds	6,256	3,994	17,313	11,048
Subordinated debt	236	182	667	485
Total interest expense	16,983	10,335	44,939	27,604

Net interest income	18,174	16,949	52,491	51,133
Provision for loan losses	813	32	2,420	1,643
Net interest income after provision for loan losses	17,361	16,917	50,071	49,490

Non-interest income:
Fees and charges	829	798	2,362	2,851
Gains on securities, net	—	—	558	853
Equity interest in earnings from other investment	—	110	1	328
Other income	8	20	27	92
Total non-interest income	837	928	2,948	4,124

Non-interest expense:
Compensation and employee benefits	5,027	4,000	14,462	11,929
Occupancy	837	721	2,396	2,111
Equipment and data processing	1,538	1,361	4,478	4,547
Advertising and marketing	294	352	749	807
Merger/conversion	—	1	—	894
Amortization of identified intangibles	569	593	1,665	1,778
Other	1,367	1,602	3,584	3,858
Total non-interest expense	9,632	8,630	27,334	25,924

Income before income taxes and minority interest	8,566	9,215	25,685	27,690
Provision for income taxes	3,383	3,694	10,109	11,196
Net income before minority interest	5,183	5,521	15,576	16,494

Minority interest in earnings of subsidiary	74	—	141	—
Net income	$5,109	$5,521	$15,435	$16,494

Earnings per common share:
Basic	$0.08	$0.09	$0.25	$0.27
Diluted	0.08	0.09	0.25	0.27

Weighted average common shares outstanding during the period:
Basic	60,387,098	60,108,206	60,353,648	60,026,232
Diluted	61,060,561	60,948,961	61,064,942	60,830,950

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)

Net income	$5,109	$5,521	$15,435	$16,494

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	2,306	(1,377)	1,311	(1,855)
Income tax charge (benefit)	(847)	506	467	684
Net unrealized holding gains (losses)	1,459	(871)	844	(1,171)

Less reclassification adjustment for gains included in net income:
Realized gains	—	—	558	853
Income tax expense	—	—	200	306
Net reclassification adjustment	—	—	358	547

Net other comprehensive gain (loss)	1,459	(871)	486	(1,718)

Comprehensive income	$6,568	$4,650	$15,921	$14,776

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005 (Unaudited)
(Dollars in thousands)

						Unearned
				Accumulated		compensation-	Unallocated
		Additional		other		recognition	common stock	Total
	Common	paid-in	Retained	comprehensive	Treasury	and retention	held by	stockholders’
	stock	capital	earnings	income (loss)	stock	plans	ESOP	equity

Balance at December 31, 2004	$605	$471,799	$144,081	$560	$(17,017)	$(10,963)	$(4,052)	$585,013

Net income	—	—	16,494	—	—	—	—	16,494

Unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	(1,718)	—	—	—	(1,718)

Common stock dividends of $0.655 per share	—	—	(39,955)	—	—	—	—	(39,955)

Exercise of stock options (4,520 shares)	—	23	—	—	—	—	—	23

2,516,525 shares issued for the acquisition of Mystic Financial, Inc.	25	39,157	—	—	—	—	—	39,182

Shares obtained through the acquisition of Mystic Financial, Inc. (70,312 shares)	—	—	—	—	(1,127)	—	—	(1,127)

Income tax benefit from dividend payments on unvested recognition and retention plan shares and allocated ESOP shares and the exercise of non-incentive stock options	—	907	—	—	—	—	—	907

Recognition and retention plan shares forfeited	—	(144)	—	—	—	144	—	—

Compensation under recognition and retention plans	—	—	—	—	—	2,040	—	2,040

Common stock held by ESOP committed to be released (41,598 shares)	—	421	—	—	—	—	226	647

Balance at September 30, 2005	$630	$512,163	$120,620	$(1,158)	$(18,144)	$(8,779)	$(3,826)	$601,506

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005 (Unaudited)
(Dollars in thousands)

						Unearned
				Accumulated		compensation-	Unallocated
		Additional		other		recognition	common stock	Total
	Common	paid-in	Retained	comprehensive	Treasury	and retention	held by	stockholders’
	stock	capital	earnings	loss	stock	plans	ESOP	equity

Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

Net income	—	—	15,435	—	—	—	—	15,435

Unrealized gain on securities available for sale, net of reclassification adjustment	—	—	—	486	—	—	—	486

Common stock dividends of $0.655 per share	—	—	(39,579)	—	—	—	—	(39,579)

Payment of dividend equivalent rights	—	—	(960)	—	—	—	—	(960)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	224	—	—	—	—	—	224

Transfer of unearned compensation under the recognition and retention plans to additional paid-in capital	—	(8,103)	—	—	—	8,103	—	—

Compensation under recognition and retention plans	—	2,226	—	—	—	—	—	2,226

Common stock held by ESOP committed to be released (42,057 shares)	—	371	—	—	—	—	229	600

Balance at September 30, 2006	$630	$507,056	$95,938	$(1,091)	$(18,144)	$—	$(3,507)	$580,882

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income	$15,435	$16,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,420	1,643
Compensation under recognition and retention plans	2,226	2,040
Release of ESOP shares	600	647
Depreciation and amortization	1,058	1,159
Amortization, net of accretion, of securities premiums and discounts	77	1,671
Amortization of deferred loan origination costs	6,214	4,536
Amortization of identified intangible assets	1,665	1,778
Accretion of acquisition fair value adjustments	(954)	(1,377)
Amortization of mortgage servicing rights	15	51
Net gains from sales of securities	(558)	(853)
Equity interest in earnings of other investment	(1)	(328)
Swap agreement market valuation credit	—	(49)
Write-down of other real estate owned	—	250
Income tax benefit from dividend payments on unvested recognition and retention plan shares and allocated ESOP shares and the exercise of non-incentive stock options	—	907
Deferred income taxes	(501)	(839)
(Increase) decrease in:
Accrued interest receivable	(833)	(1,413)
Prepaid income taxes	(1,690)	1,552
Other assets	50	2,361
Increase (decrease) in:
Income taxes payable	(630)	—
Accrued expenses and other liabilities	1,446	519
Minority interest in earnings of subsidiary	141	—
Net cash provided from operating activities	26,180	30,749

Cash flows from investing activities:
Proceeds from sales of securities available for sale	903	9,769
Proceeds from redemptions and maturities of securities available for sale	105,882	164,896
Proceeds from redemptions and maturities of securities held to maturity	165	48
Purchase of securities available for sale	(97,859)	(201,790)
Purchase of securities held to maturity	(500)	—
Purchase of Federal Home Loan Bank of Boston stock	(5,486)	(1,415)
Net increase in loans	(62,980)	(41,375)
Proceeds from sales of participations in loans	—	29,438
Purchase of bank premises and equipment	(516)	(861)
Acquisition, net of cash and cash equivalents acquired	(10,547)	(13,006)
Distribution from other investment	—	239
Net cash used for investing activities	(70,938)	(54,057)

	Nine months ended September 30,
	2006	2005
	(unaudited)
Cash flows from financing activities:
Decrease in demand deposits and NOW, savings and money market savings accounts	$(52,498)	$(96,310)
Increase in retail certificates of deposit	72,138	144,520
Increase in brokered certificates of deposit	78,096	—
Proceeds from Federal Home Loan Bank of Boston advances	2,697,500	581,600
Repayment of Federal Home Loan Bank of Boston advances	(2,619,414)	(553,543)
Repayment of other borrowed funds of subsidiary	(95,410)	—
Increase (decrease) in mortgagors’ escrow accounts	203	(181)
Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	224	—
Proceeds from exercise of stock options	—	23
Payment of dividends on common stock	(39,579)	(39,955)
Payment of dividend equivalent rights	(960)	—
Net cash provided from financing activities activities	40,300	36,154

Net increase (decrease) in cash and cash equivalents	(4,458)	12,846
Cash and cash equivalents at beginning of period	118,395	136,865
Cash and cash equivalents at end of period	$113,937	$149,711

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$43,332	$27,548
Income taxes	11,978	9,392

Acquisition of Mystic Financial, Inc.:
Assets acquired (excluding cash and cash equivalents)	$—	$471,412
Liabilities assumed	—	420,351

Acquisition of Eastern Funding LLC:
Assets acquired (excluding cash and cash equivalents)	$111,709	—
Liabilities assumed	99,972	—
Minority interest in subsidiary	1,190	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. Based on options outstanding at September 30, 2006, adoption of SFAS 123-R had no material effect on the Company’s financial position or results of operations as of and for the nine months then ended and is not expected to have a material effect on the Company’s financial position or results of operations thereafter.

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

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Basic	Diluted	Basic	Diluted

Net income as reported	$5,521	$5,521	$16,494	$16,494
Total stock-based compensation expense determined using fair value accounting for stock option awards, net of taxes	(65)	(65)	(194)	(194)
Dividends on unvested restricted stock awards	(227)	(216)	(531)	(508)
Pro forma net income	$5,229	$5,240	$15,769	$15,792

Earnings per share:
As reported	$0.09	$0.09	$0.27	$0.27
Pro forma	0.09	0.09	0.26	0.26

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
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

The purchase was completed through payment of $16,519 in cash, including transaction costs. The transaction was accounted for using the purchase method of accounting, which required that the assets and liabilities of Eastern be recorded at fair value as of the acquisition date to the extent of the ownership interest acquired. The results of operations of Eastern are included in the Company’s 2006 consolidated statement of income from the date of acquisition. The allocation of the purchase price to the net assets of Eastern and the resulting goodwill are presented below.

	Purchase price
	Cash paid to holders of Eastern units of ownership			$14,942
	Direct acquisition costs, net of related income tax benefits			1,577
	Total purchase price			16,519

	Allocation of the purchase price
	Assets acquired at historic cost:
	Cash and cash equivalents		$5,972
	Loans, net		106,472
	Premises and equipment		261
	Other assets		2,082
	Total assets acquired at historic cost		114,787

	Liabilities assumed:
	Borrowed funds		95,410
	Other liabilities		4,562
	Total liabilities assumed		99,972

	Net assets at historic cost		14,815

	Fair value adjustments:
	Loans	$(427)
	Identified intangible assets	1,110
	Net effect of fair value adjustments		683

	Net assets at fair value		15,498

Less:	Brookline Bancorp, Inc. investment in Eastern		(4,663)
	Minority interest ownership		(1,190)

	Fair value of net assets acquired			9,645
	Goodwill resulting from the acquisition			$6,874

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Identified intangible assets included $668 for the estimated value of Eastern’s customer list and $442 for the estimated value of the employment agreements with three executive officers. The values assigned to the customer list and the employment agreements are being amortized over eight years and five years, respectively, on a straight-line basis.

As part of the merger, employment agreements were entered into with Mr. Fanger and the two executive officers who have an ownership interest in Eastern (the “Executives”). The employment agreements are for three years commencing as of the merger date. On each of the first anniversary date and second anniversary date of the merger, the employment agreements can be extended for an additional year such that the remaining term of the employment agreements shall be three years unless the Company provides written notice to the Executive at least sixty days prior to either such anniversary date that his employment agreement will not be extended. The employment agreements provide a base salary that will be subject to annual review by the Compensation Committee of the Company; such base salary can be increased, but not decreased. The Executives are also entitled to an annual incentive bonus, the amounts of which are to be determined based on defined profitability and asset quality benchmarks. The Executives are also entitled to the same benefits offered to full-time employees of the Company. Upon an “Event of Termination”, as defined in the employment agreements, the Executive would be entitled to a severance payment, the amount of which would depend on the facts and circumstances associated with the termination. The maximum amount of such payments equals two times annual base salary and incentive bonus for Mr. Fanger and one times annual base salary and incentive bonus for the two other executives. Non-compete clauses become effective upon termination of an Executive’s employment.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(3)       Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$287,700	$207	$635	287,272
Municipal obligations	8,663	—	179	8,484
Auction rate municipal obligations	12,650	—	—	12,650
Corporate obligations	6,469	51	7	6,513
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	7,992	22	—	8,014
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	42,608	13	1,314	41,307
Total debt securities	366,582	293	2,135	364,740
Marketable equity securities	2,535	149	51	2,633
Total securities available for sale	$369,117	$442	2,186	367,373

Securities held to maturity:
Other obligations	$500	$—	$—	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	245	9	—	254
Total securities held to maturity	$745	$9	$—	$754

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$295,232	$—	$1,716	$293,516
Municipal obligations	8,671	—	167	8,504
Auction rate municipal obligations	12,750	—	—	12,750
Corporate obligations	7,478	57	15	7,520
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	211	—	1	210
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	49,681	6	1,324	48,363
Total debt securities	374,523	63	3,223	371,363
Marketable equity securities	2,881	713	51	3,543
Total securities available for sale	$377,404	$776	$3,274	$374,906

Securities held to maturity:
Other obligations	$100	$—	$—	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	310	13	—	323
Total securities held to maturity	$410	$13	$—	$423

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

(4)        Loans (Dollars in thousands)

A summary of loans follows:

	September 30,	December 31,
	2006	2005
Mortgage loans:
One-to-four family	$286,381	$287,450
Multi-family	334,922	358,955
Commercial real estate	383,041	377,462
Construction and development	42,925	56,847
Home equity	39,129	42,924
Second	16,506	22,978
Total mortgage loans	1,102,904	1,146,616
Commercial loans – Eastern Funding	125,449	—
Other commercial loans	111,257	105,384
Indirect automobile loans	531,487	459,234
Other consumer loans	3,224	3,119
Total gross loans	1,874,321	1,714,353
Unadvanced funds on loans	(87,976)	(88,659)
Deferred loan origination costs loans	14 ,063	11,061
Total loans	$1,800,408	$1,636,755

The above table reflects a reclassification of $20,812 as of December 31, 2005 from multi-family mortgage loans to construction and development mortgage loans.  The reclassification was made to conform to the current year’s presentation.

 (5)       Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Nine months ended September 30,
	2006	2005

Balance at beginning of period	$22,248	$17,540
Allowance obtained through acquisitions	1,958	3,501
Provision for loan losses	2,420	1,643
Charge-offs	(2,063)	(1,259)
Recoveries	503	475
Balance at end of period	$25,066	$21,900

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(6)        Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30,	December 31,
	2006	2005

Demand checking accounts	$63,004	$64,705
NOW accounts	87,853	98,901
Savings accounts	70,229	90,424
Guaranteed savings accounts	36,057	27,475
Money market savings accounts	211,910	240,293
Retail certificate of deposit accounts	718,647	646,509
Total retail deposits	1,187,700	1,168,307
Brokered certificates of deposit	78,096	—
Total deposits	$1,265,796	$1,168,307

(7)       Accumulated Other Comprehensive Loss (Dollars in thousands)

Accumulated other comprehensive loss is comprised entirely of unrealized losses on securities available for sale, net of income taxes. At September 30, 2006 and December 31, 2005, such taxes amounted to $654 and $920, respectively.

(8)        Commitments (Dollars in thousands)

At September 30, 2006, the Company had outstanding commitments to originate loans of $64,743, $7,662 of which were one-to-four family mortgage loans, $30,633 were commercial real estate mortgage loans, $3,240 were multi-family mortgage loans, $4,680 were commercial loans to condominium associations and $18,528 were commercial loans. Unused lines of credit available to customers were $51,130, of which $47,199 were equity lines of credit.

(9)       Dividend Declaration

On October 19, 2006, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on November 15, 2006 to stockholders of record on October 31, 2006.

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

The compensation cost of non-vested RRP shares at September 30, 2006 is expected to be charged to expense as follows: $633 during the three month period ended December 31, 2006 and $2,422, $2,378 and $157 during the years ended December 31, 2007, 2008 and 2009, respectively. Total expense for the RRP plans amounted to $652, $668, $2,226 and $2,040 for the three months and nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 92,000 shares, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

In accordance with SFAS 123-R, effective January 1, 2006, dividends paid on unvested RRP shares are recognized as compensation expense; prior to that date, such dividend payments were charged to retained earnings. Dividends paid on unvested RRP shares during the nine months ended September 30, 2006 and 2005 amounted to $370 and $515, respectively.

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

Stock options granted under both of the Plans included limited rights and other features (“Limited Rights”) that could have required cash settlement of the options on the occurrence of certain circumstances outside the control of the Company. On December 28, 2005, the Compensation Committee of the Board of Directors of the Company voted to amend the Plans to eliminate Limited Rights that grant the holder of options awarded under such Plans the right to receive a cash settlement of any options outstanding in circumstances that are not within the absolute discretion of the Company and to accelerate the vesting of all unvested stock options outstanding on that date granted under the Plans to December 28, 2005. Such options included the following: 20,000 options granted under the 1999 Plan at an exercise price of $12.91 per option, 10,000 of which were to vest on January 16, 2006 and 10,000 on January 16, 2007, and 249,600 options granted under the 2003 Plan at an exercise price of $15.02 per option, 71,900 of which were to vest each on January 2, 2006, January 2, 2007 and January 2, 2008, and 33,900 on January 2, 2009. If the vesting dates of such options had not been accelerated, to comply with the requirements of SFAS 123-R, non-cash compensation expense of approximately $290,000 in 2006, $202,000 in 2007, $97,000 in 2008 and less than $1,000 in 2009 would have had to be recognized in the Company’s financial statements for those years.

Activity under the Company’s stock option plans for the nine months ended September 30, 2006 was as follows:

Options outstanding at January 1, 2006	3,177,988
Options granted	5,000
Options exercised	—
Options outstanding at September 30, 2006	3,182,988

Exercisable at September 30, 2006 at:
$ 4.944 per share	1,771,568
$ 11.00 per share	5,393
$ 12.91 per share	45,000
$ 15.02 per share	1,357,500
$ 15.42 per share	3,527
3,182,988
Aggregate intrinsic value of options outstanding and exercisable	$15,653
Weighted average exercise price per option	$9.38

Weighted average remaining contractual life in years at end of period	4.60

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

As of September 30, 2006, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,137,500 options, respectively.

In accordance with the terms of the 1999 and 2003 Option Plans, dividend equivalent rights amounting to $960 and $702 were paid or payable during the nine months ended September 30, 2006 and 2005, respectively, to holders of unexercised vested options as a result of the $0.20 per share extra dividends paid to stockholders in February and August of 2006 and 2005. In accordance with SFAS 123-R, effective January 1, 2006, dividend equivalent rights are charged to retained earnings; prior to that date, such payments were recognized as compensation expense.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at September 30, 2006 and December 31, 2005, which was $4,064 and $4,252, respectively, is eliminated in consolidation.

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

At September 30, 2006, the ESOP held 643,104 unallocated shares at an aggregate cost of $3,507; the market value of such shares at that date was $8,843. For the nine months ended September 30, 2006 and 2005, $600 and $647, respectively, was charged to compensation expense based on the commitment to release to eligible employees 42,057 shares and 41,598 shares in those respective periods.

(11)     Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the actual components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$14	$39	$42	$116
Interest cost	12	19	35	58
Prior service cost	(6)	(5)	(17)	(16)
Actuarial (gain) loss	(1)	6	(2)	19
Net periodic benefit costs	$19	$59	$58	$177

Benefits paid for the nine months ended September 30, 2006 and 2005 amounted to $8 and $13, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Nine Months Ended September 30, 2006 and 2005
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

Common Stock Repurchases

As of September 30, 2006, the Company was authorized to repurchase up to 1,772,532 shares of its common stock. The repurchase of additional shares would require prior authorization of the Board of Directors of the Company.

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

Executive Level Overview

Over the past year, short and long-term interest rates have moved gradually toward similar levels, thus creating a flattening yield curve environment. More recently, short-term rates have exceeded rates for assets with maturities beyond one year, thus creating an inverted yield curve environment. Shrinkage between rates earned on loans and investment securities and rates paid on deposits and liabilities has had a negative effect on profitability.

The table on the following page is a summary of operating and financial condition highlights as of and for the three months and nine months ended September 30, 2006 and 2005.

Operating Highlights

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)

Net interest income	$18,174	$16,949	$52,491	$51,133
Provision for loan losses	813	32	2,420	1,643
Non-interest income	837	928	2,948	4,124
Merger/conversion expense	—	1	—	894
Amortization of identified intangible assets	569	593	1,665	1,778
Other non-interest expenses	9,063	8,036	25,669	23,252
Income before income taxes and minority interest	8,566	9,215	25,685	27,690
Provision for income taxes	3,383	3,694	10,109	11,196
Minority interest in earnings of subsidiary	74	—	141	—
Net income	5,109	5,521	15,435	16,494

Basic earnings per common share	$0.08	$0.09	$0.25	$0.27
Diluted earnings per common share	0.08	0.09	0.25	0.27

Interest rate spread	2.17%	2.42%	2.16%	2.51%
Net interest margin	3.15%	3.20%	3.13%	3.25%

Financial Condition Highlights

	At September 30, 2006	At June 30, 2006	At December 31, 2005
	(In thousands)

Total assets	$2,375,472	$2,381,365	$2,214,704
Net loans	1,775,342	1,778,953	1,614,507
Retail deposits	1,187,700	1,171,967	1,168,307
Brokered deposits	78,096	68,096	—
Borrowed funds	489,537	512,127	411,507
Stockholders’ equity	580,882	591,292	602,450

Allowance for loan losses	$25,066	$24,838	$22,248
Non-performing assets	2,299	1,156	973

Stockholders’ equity to total assets	24.45%	24.83%	27.20%

The major factors affecting recent and projected operating and financial condition highlights are as follows:

•     The continued pressure on interest rate spread and net interest margin

•     The acquisition of a controlling interest in Eastern Funding LLC (“Eastern”)

•     Growth of the indirect automobile loan portfolio

•     Higher provisions for loan losses due primarily to growth in certain loan segments

•     Lower non-interest income due primarily to reduced mortgage loan prepayment fees

•     Higher non-interest expenses due to inclusion of Eastern since the 2006 second quarter, the opening of a new branch in April 2006 and higher personnel-related expenses

Commentary on each of the factors listed is presented on the following pages.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and nine months ended September 30, 2006 and 2005. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2006			2005
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$108,992	$1,436	5.23%	$148,957	$1,259	3.35%
Debt securities (2)	349,759	3,865	4.42	341,734	2,943	3.45
Equity securities (2) (4)	31,215	805	10.23	31,572	348	4.38
Mortgage loans (3)	1,075,151	17,305	6.44	1,089,451	16,762	6.15
Commercial loans - Eastern Funding (3)	122,349	3,338	10.82	—	—	—
Other commercial loans (3)	67,866	1,190	7.01	73,321	1,124	6.11
Indirect automobile loans (3)	541,343	7,263	5.32	444,258	4,892	4.37
Other consumer loans (3)	3,058	58	7.59	3,117	52	7.19
Total interest-earning assets	2,299,733	35,260	6.11%	2,132,410	27,380	5.12%
Allowance for loan losses	(25,000)			(22,253)
Non-interest earning assets	104,092			99,631
Total assets	$2,378,825			$2,209,788

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$86,869	54	0.25%	$96,616	45	0.18%
Savings accounts	111,492	478	1.70	143,306	507	1.40
Money market savings accounts	221,066	1,458	2.62	260,271	1,161	1.77
Retail certificates of deposit	694,076	7,533	4.31	583,760	4,446	3.02
Total retail deposits	1,113,503	9,523	3.39	1,083,953	6,159	2.25
Brokered certificates of deposit	71,574	968	5.37	—	—	—
Total deposits	1,185,077	10,491	3.51	1,083,953	6,159	2.25
Borrowed funds	512,691	6,256	4.77	424,401	3,994	3.68
Subordinated debt	12,144	236	7.60	12,269	182	5.77
Total interest bearing liabilities	1,709,912	16,983	3.94%	1,520,623	10,335	2.70%
Non-interest-bearing demand checking accounts	59,864			67,711
Other liabilities	24,088			14,694
Total liabilities	1,793,864			1,603,028
Stockholders’ equity	584,961			606,760
Total liabilities and stockholders’ equity	$2,378,825			$2,209,788
Net interest income (tax equivalent basis)/interest rate spread (5)		18,277	2.17%		17,045	2.42%
Less adjustment of tax exempt income		103			96
Net interest income		$18,174			$16,949
Net interest margin (6)			3.15%			3.20%

(1)    Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)    Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)    Loans on non-accrual status are included in average balances.

(4)    No dividend was declared by the FHLB in the second quarter of 2006 and, accordingly, no dividend income was recognized by the Company in that period. In the third quarter of 2006, the FHLB declared dividends that were equivalent to two quarterly periods. The amount of dividend income recognized by the Company in the third quarter of 2006 and 2005 was $761 and $239, respectively. The yield on average interest-earning assets in the three months ended September 30, 2006 was 0.06% higher than it otherwise would have been if the equivalent of an extra quarterly dividend had not been received during that three month period.

(5)    Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)    Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine months ended September 30,
	2006			2005
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$107,355	$3,874	4.81%	$143,762	$3,115	2.89%
Debt securities (2)	357,086	11,291	4.22	332,851	7,910	3.17
Equity securities (2)	29,818	1,203	5.38	31,607	1,011	4.27
Mortgage loans (3)	1,089,391	52,110	6.38	1,101,257	50,290	6.09
Commercial loans - Eastern Funding (3)	78,523	6,360	10.80	—	—	—
Other commercial loans (3)	66,058	3,421	6.91	75,272	3,334	5.89
Indirect automobile loans (3)	514,143	19,301	5.01	416,446	13,129	4.20
Other consumer loans (3)	2,988	164	7.32	3,040	156	7.19
Total interest-earning assets	2,245,362	97,724	5.80%	2,104,235	78,945	4.99%
Allowance for loan losses	(23,987)			(21,319)
Non-interest earning assets	102,697			97,117
Total assets	$2,324,072			$2,180,033

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$89,850	163	0.24%	$98,273	121	0.16%
Savings accounts	116,083	1,368	1.57	154,158	1,609	1.39
Money market savings accounts	223,419	3,955	2.36	276,233	3,150	1.52
Retail certificates of deposit	669,377	19,868	3.96	529,401	11,191	2.82
Total retail deposits	1,098,729	25,354	3.08	1,058,065	16,071	2.03
Brokered certificates of deposit	40,000	1,605	5.35	—	—	—
Total deposits	1,138,729	26,959	3.16	1,058,065	16,071	2.03
Borrowed funds	497,139	17,313	4.64	413,941	11,048	3.56
Subordinated debt	12,176	667	7.30	11,871	485	5.45
Total interest bearing liabilities	1,648,044	44,939	3.64%	1,483,877	27,604	2.48%
Non-interest-bearing demand checking accounts	61,725			67,685
Other liabilities	22,492			15,498
Total liabilities	1,732,261			1,567,060
Stockholders’ equity.	591,811			612,973
Total liabilities and stockholders’ equity	$2,324,072			$2,180,033
Net interest income (tax equivalent basis)/interest rate spread (4)		52,785	2.16%		51,341	2.51%
Less adjustment of tax exempt income		294			208
Net interest income		$52,491			$51,133
Net interest margin (5)			3.13%			3.25%

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

•      The Company is a member of and an owner of common stock issued by the Federal Home Loan Bank of Boston (“FHLB”). As a result of a change in the timing of FHLB dividend declarations, no dividend was declared by the FHLB in the 2006 second quarter and, accordingly, no dividend income was recognized by the Company in that period. In the third quarter of 2006, the FHLB declared dividends that were equivalent to two quarterly periods. The amount of dividend income recognized by the Company in the third quarter of 2006 and 2005 was $761,000 and $239,000, respectively.

•      Interest rate spread has been declining steadily from 2.59% in the 2005 first quarter to 2.42% in the 2005 third quarter and to 2.17% in the 2006 third quarter (2.11% after exclusion of the extra FHLB dividend received in that quarter). These declines resulted primarily from a more rapid increase in the average rates paid on deposits and borrowed funds than the pace of increase in the average rates earned on assets.

•      The trend in net interest margin has been similar to that in interest rate spread, although less pronounced in degree of decline. Net interest margin was 3.20% in the 2005 third quarter compared to 3.15% in the 2006 third quarter (3.11% after exclusion of the extra FHLB dividend). Net interest margin has been aided in the 2006 second and third quarters by inclusion of the higher yielding Eastern loan portfolio. It was affected adversely by the reduction in the percent of total average assets funded by stockholders’ equity from 27.5% in the 2005 third quarter to 24.6% in the 2006 third quarter.

•      Average interest-earning assets increased $167 million, or 8%, in the 2006 third quarter compared to the 2005 third quarter and $15 million, or less than 1%, in the 2006 third quarter compared to the 2006 second quarter. Substantially all of the growth occurred in the indirect automobile loan portfolio (up $97 million and $23 million in the respective comparable periods) and as a result of the Eastern acquisition ($122 million in average loans outstanding in the 2006 third quarter). Lower yields are earned on the indirect automobile loan portfolio than on the other segments of the Company’s loan portfolio. Higher yields are earned on Eastern’s portfolio.

•      The average balance of mortgage loans outstanding was $14 million less in the 2006 third quarter than in the 2006 second quarter and in the 2005 third quarter. The declines are due in part to increased competitive pressure that has driven down the pricing of new mortgage loan originations. Without improvement in mortgage loan pricing, the Company will be inclined to continue to approach mortgage loan originations with caution.

•      Loan growth was funded primarily by a combination of higher costing borrowings from the FHLB and brokered certificates of deposit and a $40 million reduction in the average balance of short-term investments in the 2006 third quarter compared to the 2005 third quarter.

•      Customarily, higher rates are paid on certificates of deposit than on transaction related deposit accounts. Retail certificates of deposit comprised 61% of total retail deposits at September 30, 2006 compared to 55% at December 31, 2005 and 52% at September 30, 2005. This shift in the mix of deposits resulted primarily from a rising interest rate environment triggered by the rate setting actions of the Federal Reserve and increased competition for deposits.

As we have mentioned frequently in prior reports, interest rate spread and net interest margin are greatly influenced by interest rates established by the Federal Reserve. Commencing in June 2004 and extending through June 2006, the Board of Governors of the Federal Reserve System approved 17 rate increases of 0.25% each in the federal funds rate for overnight borrowings between banks. Since June 2006, the Federal Reserve has left the federal funds borrowing rate unchanged at 5.25%. The combination of the rate setting actions of the Federal Reserve and trends in economic indicators such as the rate of inflation, the rate of economic growth, unemployment and the housing market has caused the yield curve to flatten and, more recently, to become inverted. Improvement in interest rate spread and net interest margin will continue to be difficult to achieve until the slope of the yield curve starts to move upward.

Acquisition of Controlling Interest in Eastern

As described more fully in note 2 to the consolidated financial statements appearing on pages 10 and 11 herein, on April 13, 2006, the Company increased its ownership interest in Eastern from 28.3% to 86.7%.

The Eastern loan portfolio has increased from $106 million since the acquisition to $125 million at September 30, 2006. The rate of losses on Eastern loans will normally exceed that experienced in other segments of the Company’s loan portfolio because of the higher risk characteristics associated with those loans. Likewise, the yields earned on those loans are substantially higher than those earned on other segments of the Company’s loan portfolio.

Indirect Automobile Loan Business

The Company’s indirect automobile loan portfolio grew from $369 million at the end of 2004 to $459 million at the end of 2005 and $531 million at September 30, 2006. It is expected that the rate of growth will decline because of market conditions and the higher level of loan originations required to compensate for the reduction in loans outstanding that occurs from normal monthly principal payments.

The primary challenge related to the Company’s indirect automobile loan business is to improve profitability. Since the commencement of this lending segment in February 2003, the Company has focused on making loans to individuals with excellent credit histories. While this emphasis has resulted in favorable loan loss experience, it has held back profitability since high quality loans typically generate lower yields. Since inception, less than 10% of loan originations have been to individuals with credit scores below 660, despite a Company policy limit allowing up to 15% of loan originations to be to borrowers with credit scores below 660. Based on analysis of loan originations, the Company is planning to increase the percent of loan originations to individuals with credit scores below 660 to a level closer to the 15% Company policy limit that has been in effect since inauguration of indirect automobile lending. The Company expects the resulting increase in income to more than offset any increase in loan loss experience that might arise from this policy change. While the average credit scores of all borrowers comprising the portfolio may decline from the current average of over 730, the Company intends to continue to focus primarily on making loans to individuals with good to excellent credit histories.

Provision for Loan Losses

The provision for loan losses was $813,000 in the 2006 third quarter compared to $32,000 in the 2005 third quarter. The provision for loans losses for the nine months ended September 30, 2006 and 2005 was $2,420,000 and $1,643,000, respectively.

The provision for loan losses is comprised of amounts related to indirect automobile lending, the Eastern portfolio and the remainder of the Company’s loan portfolio. The provisions related to the indirect automobile loan portfolio in the 2006 and 2005 quarters were $850,000 and $692,000, respectively, and in the 2006 and 2005 nine month periods $2,355,000 and $2,019,000, respectively. The higher amounts resulted primarily from the increases in loans outstanding. Net charge-offs in the 2006 and 2005 nine month periods were $1,380,000 and $863,000, respectively, or annualized rates of 0.36% and 0.28%, respectively, based on average indirect automobile loans outstanding during those periods. Indirect automobile loans delinquent more than 30 days were $4.8 million, or 0.91% of the portfolio, at September 30, 2006 compared to $5.3 million, or 1.01% of the portfolio, at June 30, 2006 and $5.5 million, or 1.21% of the portfolio, at December 31, 2005.

The provision for loan losses related to the Eastern portfolio was $238,000 in the 2006 third quarter and $415,000 since the acquisition of a controlling interest by the Company in April 2006. Net charge-offs were $104,000 in the 2006 quarter and $87,000 since the acquisition. Loans delinquent over 30 days amounted to $2.1 million, or 1.66%, of total loans at September 30, 2006. Of that amount, $796,000 is on non-accrual; additionally, $400,000 is included in non-performing assets as equipment in possession.

Regarding the remainder of the loan portfolio, credits to the provision for loan losses of $275,000 and $660,000 were taken to income in the 2006 and 2005 third quarters, respectively, and $350,000 and $376,000 were taken to income in the 2006 and 2005 nine month periods, respectively. Such credits resulted from reductions in loans outstanding caused by payoffs. Of the credit taken to income in the 2005 third quarter, $650,000 related to payoff of some of the loans, including certain higher risk loans, acquired in the January 2005 Mystic transaction (see note 2 to the consolidated financial statements on page 11 herein).

Non-Interest Income

Non-interest income declined from $928,000 in the 2005 third quarter to $837,000 in the 2006 third quarter and from $4.1 million in the 2005 nine month period to $2.9 million in the 2006 nine month period. The reductions resulted primarily from lower mortgage loan prepayment fees, lower securities gains and the effect of the change in the reporting of the Company’s share of Eastern’s earnings from the equity method before the date of acquisition to inclusion in the consolidated financial statements subsequent to the date of acquisition.

Mortgage loan prepayment fees declined from $274,000 in the 2005 quarter to $99,000 in the 2006 quarter and from $1,419,000 in the 2005 nine month period to $223,000 in the 2006 nine month period. No gains were recognized from the sale of securities in the 2006 and 2005 quarters. Gains recognized in the 2006 and 2005 nine month periods were $558,000 and $853,000, respectively. The Company’s equity interest in the earnings of Eastern in 2006 up to the time of the acquisition and in the 2005 nine month period amounted to $1,000 and $328,000, respectively.

Non-Interest Expense

Merger/conversion expenses related to the Mystic acquisition were $894,000 in the 2005 nine month period. No expenses of this nature were incurred in the 2006 nine month period.

As a result of adoption of a new accounting pronouncement (SFAS 123-R), effective January 1, 2006, dividends paid on unvested shares awarded to directors, officers and employees of the Company are recognized as compensation expense whereas, prior to that date, such payments were charged to retained earnings. Dividends paid on unvested shares amounted to $155,000 in the 2006 third quarter and $370,000 in the 2006 nine month period. The new accounting pronouncement also required that, effective January 1, 2006, dividend equivalent rights payable to holders of outstanding vested stock options be charged to retained earnings; prior to that date, such payments were recognized as compensation expense. Dividend equivalent rights paid or payable to holders of unexercised vested options were $960,000 in the 2006 nine month period compared to $702,000 in the 2005 nine month period, $339,000 of which was recognized in the 2005 third quarter.

The 2006 nine month period includes compensation expense of $243,000 resulting from the vesting of restricted stock upon the retirement of a member of the Board of Directors. Excluding this expense and the expenses mentioned in the two preceding paragraphs, total non-interest expenses were $1,187,000, or 14.3%, higher in the 2006 third quarter than in the 2005 third quarter and $2,393,000, or 9.8%, higher in the 2006 nine month period than in the 2005 nine month period. Those increases were attributable primarily to the inclusion of Eastern’s expenses which were $870,000 in the 2006 third quarter and $1,713,000 since the date of the acquisition. Also contributing to the increases were the added expenses of a new branch that opened in April 2006, the hiring of new loan officers, and higher processing and servicing costs resulting from growth of the indirect automobile loan portfolio.

Other Operating Highlights

Provision for Income Taxes. The effective income tax rate declined from 40.4% in the 2005 nine month period to 39.4% in the 2006 nine month period due primarily to a higher portion of taxable income being earned by the Company’s investment security subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Other Financial Condition Highlights

Deposits. Retail deposits at September 30, 2006 were $15.7 million, or 1.3%, higher than at June 30, 2006 and $19.3 million, or 1.7%, higher than at December 31, 2005. While the aggregate increase in deposits was modest, the mix of deposits continued to shift to higher paying categories due to intense competition for funds in a rising rate environment. As discussed earlier herein, certificates of deposit represented 61% of total retail deposits at September 30, 2006 compared to 55% at December 31, 2005 and 52% at September 30, 2005. Continuation of the current interest rate environment could result in further shifting to higher rate deposits.

The Company obtained $68.1 million in brokered deposits in the 2006 second quarter and an additional $10 million in the 2006 third quarter. The weighted average maturity of the brokered deposits at origination was 2.2 years and the weighted average annual rate to be paid on the deposits was 5.38%. Obtaining of the brokered deposits did not require the pledging of assets as collateral as is normally the case in borrowings from the FHLB. The funds were used primarily to pay off some of the higher rate borrowed funds of Eastern.

Borrowed Funds. Funds borrowed from the FHLB increased from $411.5 million at December 31, 2005 to $512.1 million at June 30, 2006 and decreased thereafter to $489.5 million at September 30, 2006. Proceeds from the additional borrowings in the first half of 2006 were used primarily to fund indirect automobile loan growth and to pay off some of the higher rate borrowed funds of Eastern.

During the first half of 2006, $78.6 million of FHLB borrowings matured. Those borrowings had a weighted average life to maturity of 3.2 years and a weighted average annual rate of interest of 3.62%. During that same period, $97 million of new borrowings were obtained from the FHLB with a weighted average life to maturity of 3.3 years and a weighted average annual rate of interest of 5.24%. The remainder of the net increase in FHLB borrowings, $81.6 million, were advances with maturities of less than 90 days.

In the 2006 third quarter, $33.4 million of FHLB advances that had an average life to maturity of 3.7 years and a weighted average annual rate of interest of 4.15% matured and were paid off and $16.0 million of new borrowings were obtained, $15.0 million of which was for three years at an annual rate of interest of 5.54%. The remainder of the net decrease in FHLB borrowings in the 2006 third quarter resulted from the net payoff of advances with maturities of less than 90 days.

Stockholders’ Equity. Stockholders’ equity declined from $602 million at December 31, 2005 to $591 million at June 30, 2006 and $581 million at September 30, 2006 due primarily to payment of extra dividends of $0.20 per share to stockholders in February and August 2006. The extra dividend paid in August 2006 was the seventh time since August 2003 that such an extra dividend was paid. The aggregate amount of extra dividends paid, over $83 million or $1.40 per share, represents a return of capital to stockholders rather than a distribution of earnings. (For income tax purposes, such payments had to be reported as taxable income.)

The payout of the semi-annual extra dividends has been an effective means to reduce the Company’s excess capital in a measured way and to treat all stockholders equally. While it is the intent of the Board of Directors to continue to return capital to stockholders through payment of an extra dividend semi-annually, the magnitude of any future payment will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of Company common stock and expansion of the Company’s business through acquisitions.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Indirect automobile loans	$177	$313
Mortgage loans	90	167
Commercial loans	796	—
Total non-accrual loans	1,063	480
Repossessed vehicles	733	493
Equipment in possession	400	—
Other	103	—
Total non-performing assets	$2,299	$973

Allowance for loan losses	$25,066	$22,248

Allowance for loan losses as a percent of total loans	1.39%	1.36%
Non-accrual loans as a percent of total loans	0.06%	0.03%
Non-performing assets as a percent of total assets	0.10%	0.04%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. There were no impaired loans as of September 30, 2006, other than the commercial loans on non-accrual.

The unallocated portion of the allowance for loan losses was $4.1 million, or 16.3% of the total allowance for loan losses, at September 30, 2006 compared to $4.1 million, or 18.6% of the total allowance for loan losses, at December 31, 2005.

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

At September 30, 2006, interest-earning assets maturing or repricing within one year amounted to $1.033 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.070 billion, resulting in a cumulative one year negative gap position of $37 million, or 1.5% of total assets. At December 31, 2005, the Company had a negative one year cumulative gap position of $13 million, or 0.6% of total assets. Based on the interest rate environment of the past several months, the Company has sought to maintain a modest cumulative one year negative gap position.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2006 amounted to $489.5 million and the Company had the capacity to increase that amount to $705 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2006, such assets amounted to $236 million, or 9.9% of total assets.

At September 30, 2006, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $430 million, or 19.4% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, in order to add clarity to the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. The Company expects that adoption of FIN 48 will not have a material effect on the Company’s financial position or results of operation.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. In September 2006, the FASB issued SFAS 158. SFAS 158 will require companies to recognize the funded status of defined benefit plans (other than a multiemployer plan) and to recognize any changes in funded status through comprehensive income in the year in which the changes occur. Additionally, SFAS 158 will require companies to measure the funded status of a plan as of the date of their fiscal year end financial statements with limited exceptions. The effective date for recognition of the funded status of a defined benefit postretirement plan and presentation of the required disclosures is as of the end of the fiscal year ending after December 15, 2006 for publicly traded companies. The effective date for measuring plan assets and benefit obligations as of the fiscal year end is effective for fiscal years ending December 15, 2008. The Company has not yet measured the impact of the adoption of SFAS 158 on the Company’s financial position for its postretirement medical benefit plan.

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

BROOKLINE BANCORP, INC.

Date: November 2, 2006	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 2, 2006	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer