Form 10-K
period 2006-12-31
BROOKLINE BANCORP INC
filed 2007-02-28
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the Fiscal Year Ended December 31, 2006, or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the transition period from    N/A     to               .

Commission File Number:  0-23695

BROOKLINE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

160 Washington Street, Brookline, Massachusetts	02447-0469
(Address of principal executive offices)	(Zip Code)

(617) 730-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12 (g) of the Act:

None

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

YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer”.    Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐   NO ☒

The number of shares of common stock held by nonaffiliates of the registrant as of February 23, 2007 was 60,935,492 for an aggregate market value of $789.1 million. This excludes 629,081 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At February 23, 2007, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 62,970,184 and 61,564,573, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Sections of the Annual Report to Stockholders for the year ended December 31, 2006 (Part I and Part II)

2.  Proxy Statement for the Annual Meeting of Stockholders dated March 15, 2007 (Part III)

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

On January 7, 2005, the Company completed the acquisition of Mystic Financial, Inc. (“Mystic”) for approximately $69.1 million. That amount consisted of $27.7 million in cash (including approximately $3.9 million for the cancellation of Mystic stock options), issuance of 2,516,525 shares of the Company’s common stock, $1.6 million in income tax benefits related to cancellation of the Mystic stock options, $4.7 million of direct acquisition costs, net of related tax benefits, and a credit of $1.1 million for 70,312 shares of Company common stock obtained and placed in treasury resulting from termination of Mystic’s employee stock option plan and Company common stock owned by Mystic.

Mystic was the parent of Medford Co-operative Bank, a bank headquartered in Medford, Massachusetts with seven banking offices serving customers primarily in Middlesex County in Massachusetts. The acquisition of Mystic has provided expanded commercial and retail banking opportunities in that market and enabled the Company to deploy some of its excess capital. For additional information about the acquisition, see note 2 to the consolidated financial statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 which is incorporated herein by reference.

On April 13, 2006, the Company increased its ownership interest in Eastern Funding LLC (“Eastern”) from approximately 28% to 87% through a payment of $16.6 million in cash, including transaction costs. The acquisition added $115 million to the Company’s assets, $108 million of which were loans. Eastern specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater metropolitan New York area and selected other locations in the Northeast. The acquisition has enabled the Company to originate high yielding loans to small business entities. For additional information about the acquisition, see note 2 to the consolidated financial statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 which is incorporated herein by reference.

Market Area and Credit Risk Concentration

As of December 31, 2006, Brookline operated sixteen full-service banking offices in Brookline, Medford and adjacent communities in Middlesex County and Norfolk County in Massachusetts.

Brookline’s deposits are gathered from the general public primarily in the communities in which its banking offices are located. Brookline’s lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. It should be noted, however, that Massachusetts has been losing population over the past few years. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Brookline’s urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of Brookline’s activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk than one-to four-family mortgage loans. Many of Brookline’s borrowers have more than one multi-family or commercial real estate loan outstanding with Brookline. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

In the first quarter of 2003, the Company commenced originating indirect automobile loans. In general, the success of lending in this business segment depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, the Company’s loan portfolio is not classified as “subprime lending”. Most of the Company’s loans are originated through automobile dealerships in Massachusetts, Connecticut and New Hampshire.

In 2006, Brookline hired two senior officers with extensive experience in originating commercial loans for working capital and other business-related purposes. Brookline is concentrating such lending to companies located primarily in Massachusetts.  As with commercial real estate mortgage loans, commercial business loans involve greater credit risk.

As previously mentioned, Eastern originates loans to finance equipment and businesses primarily in market areas outside of New England. The loans earn higher yields of interest because the borrowers are typically small businesses with limited capital. For this reason, however, the loans involve greater credit risk.

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

Repayment of multi-family and commercial real estate loans made by the Company generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of commercial loans and Eastern loans generally is dependent on the demand for the borrowers’ products or services and the ability of the borrower to compete and operate on a profitable basis. Repayment of indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company’s loan portfolio, therefore, is greatly affected by the economy.

The Company net interest margin is greatly influenced by interest rates established by the Federal Open Market Committee of the Federal Reserve System. In the past two years, the combination of their rate setting actions and trends in economic indicators such as the rate of inflation, the rate of economic growth, unemployment and the housing market caused the yield curve to migrate from an upward slope to an inverted slope. Improvement in net interest margin will continue to be difficult to achieve until the slope of the yield curve starts to move upward. If interest rates rise, the ability of borrowers to service debt could be adversely affected and the value of properties and assets pledged as collateral for loans could diminish.

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

Competition for loans and deposits has intensified greatly over the past two years. As a result, rates paid for deposits increased more rapidly than the increases in rates set by the Federal Reserve Board for borrowings between banks. Rates offered on new loans, however, did not increase at the same pace needed to sustain historic levels of profit margin.

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

Generally, debt securities must be rated “A” or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated “BBB” at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company’s investment portfolio that are not rated or rated “BBB” or lower are not to exceed 10.0% of stockholders’ equity, excluding unrealized gains on securities available for sale (“core capital”). At December 31, 2006, $524,000 of debt securities were rated “BBB” or lower, an amount equal to 0.1% of core capital.

U.S. Government-Sponsored Enterprises

The Company invests in debt securities issued by U.S. Government-sponsored enterprises. Such investments include debt securities issued by the Federal Home Loan Banks, Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Farm Credit Bank. Except for Ginnie Mae securities, none of those obligations is backed by the full faith and credit of the U.S. Government. The aggregate carrying value of such debt securities is not to exceed 60% of the Company’s stockholders’ equity. The aggregate carrying value of debt securities issued by the Federal Home Loan Banks is not to exceed 30% of the Company’s stockholder’s equity and the aggregate carrying value of debt securities issued by any other U.S. Government-sponsored enterprise is not to exceed 15% of the Company’s stockholders’ equity. Also, the aggregate carrying value of all debt securities and discount notes issued by U.S. Government-sponsored enterprise is not to exceed 75% of the Company’s stockholders’ equity and the amount invested in discount notes issued by U.S. Government-sponsored enterprise is not to be more than 20% of the Company’s stockholders’ equity. Discount notes are debt instruments that mature in 90 days or less.

In 2006, most of the Company’s investment purchases were debt securities issued by U.S. Government-sponsored enterprises with maturities primarily in the eighteen month to two year range. The Company concentrated on acquiring debt securities with short maturities to reduce interest rate risk during a period of uncertainty as to the direction of interest rates. The aggregate carrying value of debt securities issued by U.S. Government-sponsored enterprises was $213.4 million, or 36.6% of the Company’s stockholders’ equity at December 31, 2006. At that date, the Company was in compliance with all of its investment policy limits.

Corporate Obligations

Regarding investments in corporate obligations, no more than $5.0 million of any debt security should mature beyond one year at the time of purchase, no investment of more than $3.0 million in any debt security can be made without the prior approval of the chief executive officer of the Company and no investment of over $8.0 million can be made without the prior approval of the Executive Committee of the Board of Directors. To maintain diversification in the portfolio, the aggregate carrying value of debt securities issued by one company (excluding short-term investments) must not exceed $15.0 million and the aggregate carrying value of debt securities issued by companies considered to be in the same industry must not exceed $75.0 million. The latter limit is allowed provided the aggregate value of investments rated less than “AA” does not exceed $50.0 million. At December 31, 2006, the total of corporate obligations was $6.5 million and the total amount of debt securities issued by corporate entities in the same industry was $2.0 million.

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

Generally, the Company has purchased the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 2.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. Government-sponsored enterprises also require approval of the chief executive officer. It is the Company’s policy that aggregate unamortized premiums on all mortgage related securities in the Company’s portfolio must not exceed $4.0 million. At December 31, 2006, aggregate unamortized premiums on all mortgage related securities in the portfolio amounted to $236,000.

The Company’s investment in mortgage securities increased from $49 million at December 31, 2005 to $91 million at December 31, 2006. The securities acquired in 2006 were purchased mostly at a discount and were acquired because of their higher yield in relation to other investment possibilities within the Company’s risk parameters.

Municipal Obligations

The total of municipal obligations owned by the Company at December 31, 2006 and 2005 remained unchanged at $8.5 million. Of the total, $7.8 million will mature within three years.  Obligations owned at December 31, 2006 were issued by municipalities located throughout the United States and were rated “AAA” at that date, except for obligations with a carrying value of $1.4 million that were rated “AA”. At December 31, 2006, the Company also owned $12.7 million of auction rate municipal bonds. These bonds are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction rate period for the bonds outstanding at December 31, 2006 ranged from 28 days to 35 days.

Marketable Equity Securities

At December 31, 2006, the Company owned marketable equity securities with a market value of $2.7 million, including net unrealized gains of $140,000. Most of the marketable equity securities include stocks of banks and utility companies. The Company’s policy limits the aggregate cost of marketable equity securities issued by one company to no more than $10.0 million without prior approval of the Executive Committee of the Board of Directors. The aggregate cost of marketable equity securities issued by companies considered to be in the same industry must not exceed $30.0 million and the aggregate cost of the entire marketable equity securities portfolio must not exceed $50.0 million. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2006		2005		2004
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$213,371	58.61%	$293,516	73.67%	$169,165	60.59%
Municipal obligations	8,507	2.34	8,504	2.14	2,697	0.97
Auction rate municipal obligations	12,650	3.47	12,750	3.20	—	—
Corporate obligations	6,510	1.79	7,520	1.89	8,749	3.13
Other obligations	500	0.14	600	0.15	1,000	0.36
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	51,971	14.28	210	0.05	45,935	16.45
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	39,295	10.79	48,673	12.22	24,735	8.86
Total debt securities	332,804	91.42	371,773	93.32	252,281	90.36
Auction rate preferred stock	—	—	—	—	5,000	1.79
Other marketable equity securities	2,675	0.73	3,543	0.89	4,460	1.60
Restricted equity securities	28,567	7.85	23,081	5.79	17,444	6.25
Total investment securities	$364,046	100.00%	$398,397	100.00%	$279,185	100.00%

Debt and equity securities available for sale	$335,246	92.09%	$374,906	94.11%	$260,852	93.43%
Debt securities held to maturity	233	0.06	410	0.10	889	0.32
Restricted equity securities	28,567	7.85	23,081	5.79	17,444	6.25
Total investment securities	$364,046	100.00%	$398,397	100.00%	$279,185	100.00%

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At December 31,
	2006		2005		2004
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$213,528	$213,371	$295,232	$293,516	$169,888	$169,165
Municipal obligations	8,660	8,507	8,671	8,504	2,706	2,697
Auction rate municipal obligations	12,650	12,650	12,750	12,750	—	—
Corporate obligations	6,467	6,510	7,478	7,520	8,584	8,749
Other obligations	500	500	500	500	500	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	52,126	51,971	211	210	46,016	45,935
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	40,209	39,062	49,681	48,363	24,346	24,346
Total debt securities	334,140	332,571	374,523	371,363	252,040	251,392
Auction rate preferred stock	—	—	—	—	5,000	5,000
Marketable equity securities	2,535	2,675	2,881	3,543	2,940	4,460
Total securities available for sale	336,675	335,246	377,404	374,906	259,980	260,852
Net unrealized gains (losses) on securities available for sale	(1,429)	—	(2,498)	—	872	—
Total securities availablefor sale, net	$335,246	$335,246	$374,906	$374,906	$260,852	$260,852

Securities held to maturity:
Other obligations	$—	$—	$100	$100	500	$500
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	233	242	310	323	389	414
Total securities held to maturity	$233	$242	$410	$423	$889	$914

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$28,193		$22,707		$17,070
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121
Total restricted equity securities	$28,567		$23,081		$17,444

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2006
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$120,877	4.47%	$92,494	5.13%	$—	—%	$—	—%	$213,371	4.76%
Municipal obligations (1)	4,085	3.72	3,681	4.04	741	5.53	—	—	8,507	4.02
Auction rate municipal obligations (2)	—	—	—	—	—	—	12,650	5.50	12,650	5.50
Corporate obligations	495	4.04	—	—	—	—	6,015	6.69	6,510	6.49
Other obligations	—	—	500	5.05	—	—	—	—	500	5.05
Collateralized mortgage obligations	—	—	51,971	5.24	—	—	—	—	51,971	5.24
Mortgage-backed securities	—	—	13,425	4.42	13,655	4.04	11,982	4.81	39,062	4.41
Total debt securities	125,457	4.44	162,071	5.08	14,396	4.12	30,647	5.46	332,571	4.83
Other marketable equity securities (1)									2,675	4.55
Total securities available for sale									335,246	4.83
Securities held to maturity:
Mortgage-backed securities	1	7.96	37	9.11	—	—	195	6.04	233	6.54
Restricted equity securities:
Federal Home Loan Bank of Boston stock									28,193	5.80
Massachusetts Savings Bank Life Insurance Company stock (1)									253	4.17
Other stock									121	—
Total restricted equity securities (1).									28,567	5.76
Total securities	$125,458	4.44%	$162,108	5.08%	$14,396	4.12%	$30,842	5.47%	$364,046	4.91%

(1)  The yields have been calculated on a tax equivalent basis.

(2)  These obligations are variable rate securities whose interest rates are set periodically through an auction process. Auctions occurred on these obligations within 35 days after December 31, 2006.

Loans

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
	(Dollars in thousands)

Mortgage loans:
One-to-four family	$286,623	15.38%	$287,450	16.77%	$135,995	10.32%	$122,524	11.00%	$134,445	15.94%
Multi-family	331,106	17.77	379,767	22.15	334,884	25.42	339,998	30.53	324,755	38.50
Commercial real estate	373,744	20.05	377,462	22.02	297,014	22.55	312,647	28.08	281,952	33.43
Construction and development	37,589	2.02	36,035	2.10	35,237	2.67	24,813	2.23	16,691	1.98
Home equity	36,432	1.96	42,924	2.50	14,066	1.07	12,082	1.09	10,802	1.28
Second	16,646	0.89	22,978	1.34	53,499	4.06	43,650	3.92	36,323	4.31
Total mortgage loans	1,082,140	58.07	1,146,616	66.88	870,695	66.09	855,714	76.85	804,968	95.44
Indirect automobile loans	540,094	28.98	459,234	26.79	368,962	28.01	211,206	18.97	—	—
Commercial loans - Eastern	127,275	6.83	—	—	—	—	—	—	—	—
Other commercial loans	110,780	5.94	105,384	6.15	75,349	5.72	44,207	3.97	35,096	4.16
Other consumer loans	3,322	0.18	3,119	0.18	2,406	0.18	2,401	0.21	3,409	0.40
Total gross loans, excluding money market loan participations	1,863,611	100.00%	1,714,353	100.00%	1,317,412	100.00%	1,113,528	100.00%	843,473	100.00%
Less:
Unadvanced funds on loans	(85,879)		(88,659)		(57,205)		(46,777)		(39,684)
Deferred loan origination costs (fees):
Indirect automobile loans	13,175		11,150		9,732		6,254		—
Commercial loans - Eastern	991		—		—		—		—
Other consumer loans	164		(89)		(302)		(265)		(364)
Total loans, excluding money market loan participations	1,792,062		1,636,755		1,269,637		1,072,740		803,425
Money market loan participations	—		—		—		2,000		4,000
Total loans, net	$1,792,062		$1,636,755		$1,269,637		$1,074,740		$807,425

The Company’s loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company’s primary lending area, indirect automobile loans and loans made by Eastern to finance equipment used by small businesses. The Company also provides financing for construction and development projects, commercial lines of credit primarily to business entities and condominium associations, home equity and second mortgage loans, and other consumer loans.

The Company relies on community and business contacts as well as referrals from customers, attorneys and other professionals to generate loans. In addition, existing borrowers are an important source of business since many of them have more than one loan outstanding with the Company. The Company’s ability to originate loans depends on the strength of the economy, trends in interest rates, customer demands and competition.

Many of the Company’s borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million. At December 31, 2006, the Company’s largest borrower had a commercial loan outstanding of $20.0 million collateralized by marketable securities. Including this borrower, there were 33 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2006. The cumulative total of those loans was $318.6 million, or 24% of loans outstanding (excluding indirect automobile loans). Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans.

The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

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

Frequently, multi-family and commercial real estate mortgage loans are made for five to ten year terms, with an amortization period of twenty to twenty-five years. Many of the loans originated in the past few years have been priced at inception on a fixed-rate basis generally for periods ranging from two to seven years. To reduce risk in a rising interest rate environment, occasionally the Company has partially funded fixed-rate loans by borrowing funds from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans. Generally, a yield maintenance fee and other fees are collected when a fixed-rate loan is paid off prior to its maturity.

Multi-family mortgage loans declined from $380 million at December 31, 2005 to $331 million at December 31, 2006. Commercial real estate mortgage loans declined from $377 million to $374 million at those respective dates. Competition for multi-family mortgage loans has been intensifying and, as a result, certain lenders have reduced the rates at which they are willing to make such loans. The Company has opted to seek loan growth in other segments that yield higher rates of interest and, accordingly, its financing of multi-family properties has diminished.

One-to-Four Family Mortgage Loans

Three commissioned loan originators on the staff of the Company generate residential mortgage loan business. The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company’s loan portfolio.

Construction and Development Loans

At December 31, 2006, construction and development loans amounted to $37.6 million, $6.2 million of which had not been advanced as of that date. The $31.4 million is comprised of $7.4 million pertaining to construction of multi-family properties, $8.4 million pertaining to construction of commercial properties, $12.8 million pertaining to construction of one-to-four family residential homes and $2.8 million pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial Loans - Eastern

The Eastern loan portfolio amounted to $127 million at December 31, 2006, an increase of $19 million from the level which existed in April 2006 when the Company increased its ownership interest in Eastern. The portfolio is comprised primarily of loans to finance coin-operated laundry, dry cleaning and convenience store equipment and businesses. The borrowers are small businesses located primarily in the metropolitan New York area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three to seven year life. In some instances, the life of a loan can extend to ten years.

Eastern focuses on making loans to customers with business experience. An important part of Eastern’s loan originations comes from existing customers as they expand their operations and acquire additional stores. The size of loan that Eastern is willing to make is determined by an analysis of cash flow and other characteristics pertaining to the store and equipment to be financed. Eastern has developed a base of data of the revenue and profitability of stores it has financed. It has also accumulated data on the prices at which stores have sold. Eastern’s loan policy contains limits on the multiples of revenues and earnings that can be applied to derive an estimate of the value of a store to be financed.

The yields earned on Eastern’s loans are higher than those earned on commercial loans made by Brookline because they involve a higher degree of credit risk. Eastern’s customers are typically small businesses who operate with limited financial resources and who are more at risk when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets.

Other Commercial Loans

Other commercial loans, which amounted to $111 million at December 31, 2006, compared to $105 million at December 31, 2005, included loans to condominium associations of $61.5 million and $56.7 million, respectively. Typically, such loans are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of the revenue of the condominium association. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

The Company also provides commercial banking services to small businesses in its market area. Product offerings include lines of credit for working capital as well as financing for capital expenditures and owner-occupied mortgage financing. Interest rates on these loans typically are tied to the prime rate and adjust when changes occur in that benchmark.

This type of commercial lending commenced with the acquisition of Mystic in January 2005. In 2006, the Company hired two senior officers with extensive experience in commercial lending. The Company expects to grow its commercial lending business in a measured way by focusing on credit fundamentals and service to established business concerns. At December 31, 2006, commercial business loans amounted to $48.7 million, including $11.3 million in standby letters of credit. This part of the portfolio included a $20.0 million loan fully collateralized by marketable securities that was mentioned on the second preceding page.

Indirect Automobile Loans

The Company commenced originating indirect automobile loans in the first quarter of 2003. Such loans amounted to $540 million at December 31, 2006 compared to $459 million at December 31, 2005. Indirect automobile loans are loans for automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations.

Indirect automobile loans are originated through dealerships and assigned to the Company. The senior vice president responsible for indirect automobile lending must approve the application of any dealer with whom the Company does business. The Company does business with over 200 dealerships located primarily in Massachusetts, Connecticut and New Hampshire. Dealer relationships are reviewed monthly for application quality, the ratio of loans approved to applications submitted and loan performance.

Loan applications are generated by approved dealers and data are entered into an application processing system. Two types of scorecard models are used in the underwriting process - credit bureau scorecard models and a custom scorecard model. Credit bureau scorecard models are based on data accumulated by nationally recognized credit bureaus. The models are risk assessment tools that analyze an individual’s credit history and assign a numeric credit score. The models meet the requirements of the Equal Credit Opportunity Act. The custom scorecard model is a judgmentally derived scoring model that includes features selected for analysis by the Company. It does not contain any factors prohibited by the Equal Credit Opportunity Act. Management generates reports periodically to track and monitor scorecards in use and the consistency of application processing.

The indirect automobile loan policy limits the aggregate number of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2006, loans with credit scores below 660 were approximately 11% of loans outstanding. The average credit score of loans in the portfolio at that date was 732.

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

Loan Maturities and Repricing

The following table shows the contractual maturity and repricing dates of the Company’s gross loans, net of unadvanced funds, at December 31, 2006. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2006
	Real estate mortgage loans
	One-to- four family	Multi- family and commercial real estate	Construction and development	Home equity and second mortgage	Commercial loans - Eastern	Other commercial loans	Indirect automobile loans	Other loans	Total loans
	(In thousands)
Amounts due:
Within one year	$26,491	$201,466	$30,292	$43,628	$3,531	$35,486	$2,539	$3,190	$346,623
After one year:
More than one year to three years	99,065	205,855	1,150	2,275	25,311	9,047	116,971	29	459,703
More than three years to five years	96,137	127,452	—	998	55,250	11,905	301,618	96	593,456
More than five years to ten years	35,980	121,530	—	2,178	43,464	12,404	118,966	—	334,522
More than ten years	28,776	15,535	—	—	—	—	—	—	44,311
Total due after one year	259,958	470,372	1,150	5,451	124,025	33,356	537,555	125	1,431,992
Total amount due	$286,449	$671,838	$31,442	$49,079	$127,556	$68,842	$540,094	$3,315	1,778,615
Add (deduct):
Deferred loan origination costs:
Indirect automobile loans									13,175
Commercial loans - Eastern									991
Other loans									164
Acquisition fair value adjustments									(883)
Net loans									$1,792,062

The following table sets forth at December 31, 2006 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$46,918	$213,040	$259,958
Multi-family	76,186	127,568	203,754
Commercial real estate	93,653	172,965	266,618
Construction and development	1,150	—	1,150
Home equity and second mortgage	3,363	2,088	5,451
Total mortgage loans	221,270	515,661	736,931
Commercial loans - Eastern	124,025	—	124,025
Other commercial loans	13,915	19,441	33,356
Indirect automobile loans	537,555	—	537,555
Other consumer loans	125	—	125
Total loans	$896,890	$535,102	$1,431,992

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 9 through 13 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

Retail Deposits

Historically, retail deposits have been the Company’s primary source of funds. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s retail deposit accounts consist of non-interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market savings accounts (referred to in the aggregate as “transaction deposit accounts”) and certificate of deposit accounts.  The Company offers individual retirement accounts (“IRAs”) and other qualified plan accounts.

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

The following table presents the retail deposit activity of the Company for the years indicated.

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net retail deposits	$6,164	$371,186	$82,328
Interest credited on retail deposit accounts	35,735	23,163	11,709
Total increase in retail deposit accounts	$41,899	$394,349	$94,037

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

In 2006, transaction deposit accounts decreased $53.2 million, or 10.2%, and certificates of deposit increased $95.1 million, or 14.7%. The change to an inverted yield environment during 2006 resulted in much higher rates being offered on deposit accounts with shorter maturities. As a result, many customers transferred funds out of transaction deposit accounts to certificate of deposit accounts.

The following table sets forth the distribution of the Company’s average retail and brokered deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2006			Year ended December 31, 2005
		Percent			Percent
		of total			of total
		average	Weighted		average	Weighted
	Average	retail	average	Average	retail	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$89,008	7.62%	0.25%	$96,853	8.53%	0.22%
Savings accounts	112,774	9.66	1.60	147,922	13.02	1.36
Money market savings accounts	219,533	18.80	2.43	268,026	23.59	1.62
Non-interest-bearing demand checking accounts	61,869	5.30	—	67,081	5.90	—
Total transaction deposit accounts	483,184	41.38	1.52	579,882	51.04	1.13

Retail certificates of deposit by original maturity:
Six months or less	102,573	8.79	3.97	89,427	7.87	2.68
Over six months through 12 months	433,928	37.16	4.45	264,447	23.28	2.90
Over 12 months through 24 months	89,728	7.68	3.38	134,708	11.86	2.73
Over 24 months	58,274	4.99	3.46	67,630	5.95	4.24
Total retail certificates of deposit	684,503	58.62	4.15	556,212	48.96	2.99
Total average retail deposits	$1,167,687	100.00%	3.07%	$1,136,094	100.00%	2.04%

Total average brokered certificates of deposit	$49,598		5.37%	$—		—%

	Year ended December 31, 2004
		Percent
		of total
		average	Weighted
	Average	retail	average
	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$62,543	8.67%	0.14%
Savings accounts	69,364	9.62	1.69
Money market savings accounts	279,590	38.76	1.18
Non-interest-bearing demand checking accounts	35,789	4.96	—
Total transaction deposit accounts	447,286	62.01	1.02

Retail certificates of deposit by original maturity:
Six months or less	57,721	8.00	1.52
Over six months through 12 months	78,397	10.87	1.97
Over 12 months through 24 months	88,572	12.28	3.00
Over 24 months	49,344	6.84	4.22
Total retail certificates of deposit	274,034	37.99	2.61
Total average retail deposits	$721,320	100.00%	1.62%

Total average brokered certificates of deposit	$—		—%

At December 31, 2006, the Company had outstanding $260.1 million in retail certificates of deposit of $100,000 or more, maturing as follows:

	Amount	Weighted average rate
Maturity Period	(Dollars in thousands)
Three months or less	$75,548	4.71%
Over three months through six months	84,042	4.99
Over six months through 12 months	74,861	5.08
Over 12 months	25,693	4.74
	$260,144	4.91

Borrowed Funds

The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2006, the Company had $464 million in outstanding advances from the FHLB and had the capacity to increase that amount to $695 million.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$491,946	$413,555	$280,739
Maximum amount outstanding at any month end during the year	534,223	430,142	320,171
Balance outstanding at end of year	463,806	411,507	320,171
Weighted average interest rate during the year	4.70%	3.67%	3.35%
Weighted average interest rate at end of year	4.79%	4.16%	3.23%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2006	2005	2004
Return on assets (net income divided by average total assets)	0.89%	1.01%	1.10%

Return on equity (net income divided by average stockholders’ equity)	3.53%	3.61%	2.99%

Dividend payout ratio (dividends declared per share divided by net income per share)	217.65%	200.00%	238.71%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	25.25%	27.89%	36.86%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Eastern was founded by Michael J. Fanger in 1997. Information about Eastern’s activities is included elsewhere in Part I of this document. In 1999, the Company acquired a 28% ownership interest in Eastern. On April 13, 2006, the Company (through Brookline) completed a merger agreement increasing its ownership interest in Eastern to 86.7%. Mr. Fanger continues to serve as chief executive officer of Eastern and he, along with a family member and two executive officers of Eastern, own the 13.3% minority interest position. For more information about Eastern, see note 2 to the consolidated financial statements appearing on pages F-16 through F-18 in the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corporation (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2006, BSC and BBS had total assets of $103 million and $319 million, respectively, of which $103 million and $317 million, respectively, were in investment securities and short-term investments.

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

Proceeds from the trust preferred securities issued by MFCI were invested in $5.0 million of floating rate subordinated debentures that mature in 2032, but are callable at the option of the Company on April 22, 2007. These debentures represent the sole asset of MFCI. The interest rate on the debentures changes semi-annually to 6-month LIBOR plus 3.70%.

Proceeds from the trust preferred securities issued by MFCII were invested in $7.0 million of floating rate subordinated debentures that mature in 2033, but are callable at the option of the Company on April 15, 2008. These debentures represent the sole asset of MFCII. The interest rate on the debentures changes quarterly to 3-month LIBOR plus 3.25%.

Personnel

As of December 31, 2006, the Company had 208 full-time employees and 40 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Supervision and Regulation

General

The Bank is regulated, examined and supervised by the Office of Thrift Supervision (“OTS”) and, to a lesser extent, the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

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

Capital Requirements.  OTS regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

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

At December 31, 2006, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, but generally does not include real estate. As of December 31, 2006, the Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2006, the Bank maintained 69.0% of its portfolio assets in qualified thrift investments.

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

At December 31, 2006, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  Deposit accounts in the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $100,000 per separately insured depositor and $250,000 for self-directed retirement accounts. The Bank’s deposits therefore are subject to FDIC deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 4.5% of its borrowings from the Federal Home Loan Bank. As of December 31, 2006, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is a federal law that requires the Company’s chief executive officer and chief financial officer to certify to the accuracy of periodic reports filed by the Company with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The legislation accelerates the time frame for disclosures by public companies like the Company, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change. Under the Act, Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, the Act prohibits any officer or director of the Company or any other person acting under their direction from taking action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statements materially misleading.

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

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2006, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, the Company had $2.5 million of net operating loss carry forward for federal income tax purposes resulting from the Mystic acquisition.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

The Company and the Bank are subject to an annual excise tax imposed by the Commonwealth of Massachusetts equal to 10.5% of their taxable income. Combined reporting is not permitted under Massachusetts statutes.  Massachusetts taxable income is defined as federal taxable income subject to certain modifications. The Company believes these modifications allow for a deduction for 95% of dividend payments received from subsidiaries and allow deductions from certain expenses allocated to federally tax exempt obligations. The investment subsidiaries of the Company and the Bank are not subject to the corporate excise tax, but instead are taxed on their gross income at a rate of 1.32%.

Eastern is a limited liability company and, accordingly, it does not pay federal or state income taxes. Instead, the owners of Eastern must include in their taxable income their proportionate share of Eastern’s taxable earnings. Such earnings are apportioned to the states in which the income was derived. Brookline reports its share of Eastern’s taxable income in tax returns that are filed with New York State, the City of New York and five other states. Tax rates range from 7.00% to 10.84% on the taxable income apportioned to the five states and the City of New York.

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

Item 1A.  Risk Factors

There are several significant risk factors that affect the financial performance of financial institutions in general and the Company in particular. This Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report to Stockholders, which is incorporated herein by reference, include comments relating to those factors.

Presented below is a summary of risk factors that are especially significant to the Company. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to the Company.

Changes in the Interest Rate Policies of the Federal Open Market Committee of the Federal Reserve System. Interest rate changes made by the Federal Reserve since June 2004 caused the yield curve to migrate from an upward slope to an inverted slope. An inverted yield curve diminishes the profitability of the Bank. Improvement in net interest margin will continue to be difficult to achieve until the slope of the yield curve starts to move upward. Rising interest rates could have an adverse effect on the ability of borrowers to repay loans and on the value of properties and assets pledged as loan collateral.

Changes in the Real Estate Market. The real estate market in the area where the Company conducts most of its business is experiencing a slow down in activity and a reduction in the prices at which real estate is bought and sold.  These trends could affect the volume of business the Company can achieve in the future and the value of underlying collateral related to the Company’s mortgage loan portfolio. A substantial part of the Company’s assets are supported by real estate.

Changes in the Local Economy. Most of the Company’s activity is concentrated in eastern Massachusetts. Massachusetts has lost population in the past few years. Continuation of that trend could affect the ability of the Company to grow in the future. Further economic slow down could affect the ability of both business and consumer borrowers to repay their loans. Besides a significant mortgage loan portfolio, the Company had $540 million of indirect automobile loans at December 31, 2006.

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

Successful Execution of Growth Initiatives. As described elsewhere in this Report, in 2006 the Company expanded its ownership of Eastern and hired two senior commercial loan officers. It is expected that both of these initiatives will provide profitable growth opportunities. On the other hand, expansion of activities in areas where the Company’s prior history is limited involves greater risks.

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties

At December 31, 2006, the Bank conducted its business from its main office located in Brookline, fifteen other banking offices located in Brookline, Medford and adjacent communities in Middlesex, Norfolk and Suffolk counties in Massachusetts, an operations center of the Bank in Brookline and an office in Newton, Massachusetts used to conduct the Bank’s indirect automobile lending business. In addition to its main office, the Bank owns three of its banking offices and leases all of its other locations. It also has three remote ATM locations, one of which is leased. Eastern conducts its business from leased premises in New York, New York. Refer to note 13 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Stockholders, which is incorporated herein by reference, for information regarding the Company’s lease commitments at December 31, 2006.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          The common stock of the Company is traded on the Nasdaq Global Market. The approximate number of holders of common stock as of December 31, 2006, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the years ended December 31, 2006 and 2005, appears on the inside of the back cover page of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

(b)         Not applicable.

(c)          No repurchases of the Company’s common stock were made in the fourth quarter of 2006.

Item 6.    Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on the back of the cover page and page 1 of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 17 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 13 through 16 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2006 appears on page F-1 of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

The Attestation Report of the independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page F-2 of the Company’s 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

A listing of and information about the Company’s Directors and Executive Officers appears on pages 3 through 5 of the Company’s proxy statement dated March 15, 2007 which is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is presented under the heading “Proposal I - Election of Directors” on pages 3 through 18 of the Company’s proxy statement dated March 15, 2007 which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company’s proxy statement dated March 15, 2007 which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions are presented on pages 17 and 18 of the Company’s proxy statement dated March 15, 2007 which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The disclosure required by this Item is set forth under the heading “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm” on pages 18 and 19 of the Company’s proxy statement dated March 15, 2007 which is incorporated herein by reference.

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

(3)                      Exhibits: The exhibits listed in paragraph (c) below are filed herewith or incorporated herein by reference to other filings.

(b)                     Required Exhibits

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to a previously filed Registration Statement)*

3.2	Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to a previously filed Registration Statement)*

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**

10.2	Form of Change in Control Agreement (incorporated by reference to the Form 10-K filed on March 10, 2004)

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3 to a previously filed Registration Statement)**

10.3.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr.

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

10.7	Amendment to Employment Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 3, 2006)

10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed May 3, 2006)

10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)

11	Statement Regarding Computation of Per Share Earnings

13	2006 Annual Report to Stockholders

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. Business - Subsidiary Activities of this Report.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

BROOKLINE BANCORP, INC.

Date: February 23, 2007	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief Executive Officer and Director		Paul R. Bechet, Senior Vice President, Treasurer and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

By:	/s/ Dennis S. Aronowitz	By:	/s/ Charles H. Peck
	Dennis S. Aronowitz, Director		Charles H. Peck, Director
	Date: February 12, 2007		Date: February 15, 2007

By:	/s/ George C. Caner, Jr.	By:	/s/ Hollis W. Plimpton, Jr.
	George C. Caner, Jr., Director		Hollis W. Plimpton, Jr., Director
	Date: February 15, 2007		Date: February 12, 2007

By:	/s/ David C. Chapin	By:	/s/ Joseph J. Slotnik
	David C. Chapin, Director		Joseph J. Slotnik, Director
	Date: February 15, 2007		Date: February 12, 2007

By:	/s/ William G. Coughlin	By:	/s/ William V. Tripp, III
	William G. Coughlin, Director		William V. Tripp, III, Director
	Date: February 15, 2007		Date: February 15, 2007

By:	/s/ John J. Doyle, Jr.	By:	/s/ Rosamond B. Vaule
	John J. Doyle, Jr., Director		Rosamond B. Vaule, Director
	Date: February 15, 2007		Date: February 14, 2007

By:	/s/ John L. Hall, II	By:	/s/ Peter O. Wilde
	John L. Hall, II, Director		Peter O. Wilde, Director
	Date: February 16, 2007		Date: February 15, 2007

By:	/s/ John J. Mc Glynn	By:	/s/ Franklin Wyman, Jr.
	John J. Mc Glynn, Director		Franklin Wyman, Jr., Director
	Date: February 15, 2007		Date: February 16, 2007