Form 10-Q
period 2007-03-31
BROOKLINE BANCORP INC
filed 2007-05-03
CIK 1049782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

FORM 10-Q

Part I -       Financial Information
Item 1.       Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$16,314	$18,237
Short-term investments	140,320	134,417
Securities available for sale	298,776	335,246
Securities held to maturity (market value of $234 and $242, respectively)	224	233
Restricted equity securities	26,563	28,567
Loans	1,807,053	1,792,062
Allowance for loan losses	(23,097)	(23,024)
Net loans	1,783,956	1,769,038
Accrued interest receivable	9,584	10,310
Bank premises and equipment, net	9,192	9,335
Deferred tax asset	10,362	11,036
Prepaid income taxes	1,314	1,801
Goodwill	42,545	42,545
Identified intangible assets, net of accumulated amortization of $5,108 and $4,604, respectively	7,844	8,348
Other assets	4,500	3,927
Total assets	$2,351,494	$2,373,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,235,274	$1,210,206
Brokered deposits	77,990	78,060
Borrowed funds	430,591	463,806
Subordinated debt	12,060	12,092
Mortgagors’ escrow accounts	5,427	5,114
Accrued expenses and other liabilities	21,139	19,494
Total liabilities	1,782,481	1,788,772

Minority interest in subsidiary	1,419	1,375

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,054,715 shares and 62,989,384 shares issued, respectively	631	630
Additional paid-in capital	509,428	508,248
Retained earnings, partially restricted	83,388	96,229
Accumulated other comprehensive loss	(200)	(640)
Treasury stock, at cost — 1,740,611 shares and 1,405,611 shares, respectively	(22,297)	(18,144)
Unallocated common stock held by ESOP — 615,554 shares and 629,081 shares, respectively	(3,356)	(3,430)
Total stockholders’ equity	567,594	582,893

Total liabilities and stockholders’ equity	$2,351,494	$2,373,040

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except share data)

	Three months ended March 31,
	2007	2006
	(unaudited)
Interest income:
Loans	$29,594	$24,050
Debt securities	3,780	3,620
Short-term investments	1,684	1,112
Restricted equity securities	481	309
Marketable equity securities	28	33
Total interest income	35,567	29,124

Interest expense:
Retail deposits	10,718	7,446
Brokered deposits	1,027	—
Borrowed funds	5,456	4,843
Subordinated debt	233	207
Total interest expense	17,434	12,496

Net interest income	18,133	16,628
Provision for loan losses	1,249	748
Net interest income after provision for loan losses	16,884	15,880

Non-interest income:
Fees and charges	1,019	573
Gains on sales of securities, net	—	558
Other income	30	69
Total non-interest income	1,049	1,200

Non-interest expense:
Compensation and employee benefits	5,239	4,346
Occupancy	855	793
Equipment and data processing	1,520	1,417
Professional services	479	311
Advertising and marketing	141	187
Amortization of identified intangible assets	503	526
Other	1,093	675
Total non-interest expense	9,830	8,255

Income before income taxes and minority interest	8,103	8,825
Provision for income taxes	3,118	3,428
Net income before minority interest	4,985	5,397

Minority interest in earnings of subsidiary	44	—
Net income	$4,941	$5,397

Earnings per common share:
Basic	$0.08	$0.09
Diluted	0.08	0.09

Weighted average common shares outstanding during the period:
Basic	60,534,234	60,309,532
Diluted	61,182,972	61,051,157

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,
	2007	2006
	(unaudited)
Net income	$4,941	$5,397

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses)	695	(745)
Income tax expense (benefit)	255	(281)
Net unrealized holding gains (losses)	440	(464)

Less reclassification adjustment for gains included in net income:
Realized gains	—	558
Income tax expense	—	200
Net reclassification adjustment	—	358

Net other comprehensive income (loss)	440	(822)

Comprehensive income	$5,381	$4,575

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2007 and 2006 (Unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Unearned compensation- recognition and retention plans	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

Net income	—	—	5,397	—	—	—	—	5,397

Other comprehensive loss	—	—	—	(822)	—	—	—	(822)

Common stock dividends of $0.285 per share	—	—	(17,231)	—	—	—	—	(17,231)

Dividend equivalent rights	—	—	(363)	—	—	—	—	(363)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	224	—	—	—	—	—	224

Transfer of unearned compensation under the recognition and retention plans to additional paid-in capital	—	(8,103)	—	—	—	8,103	—	—

Compensation under recognition and retention plans	—	674	—	—	—	—	—	674

Common stock held by ESOP committed to be released (14,019 shares)	—	134	—	—	—	—	77	211

Balance at March 31, 2006	$630	$505,267	$108,845	$(2,399)	$(18,144)	$—	$(3,659)	$590,540

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Three Months Ended March 31, 2007 and 2006 (Unaudited)
(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2006	$630	$508,248	$96,229	$(640)	$(18,144)	$(3,430)	$582,893
Net income	—	—	4,941	—	—	—	4,941

Other comprehensive income	—	—	—	440	—	—	440

Common stock dividends of $0.285 per share	—	—	(17,297)	—	—	—	(17,297)

Payment of dividend equivalent rights	—	—	(485)	—	—	—	(485)

Exercise of stock options (84,531 shares)	1	357	—	—	—	—	358

Treasury stock purchases (335,000 shares)	—	—	—	—	(4,153)	—	(4,153)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	94	—	—	—	—	94

Compensation under recognition and retention plans	—	628	—	—	—	—	628

Common stock held by ESOP committed to be released (13,527 shares)	—	101	—	—	—	74	175

Balance at March 31, 2007	$631	$509,428	$83,388	$(200)	$(22,297)	$(3,356)	$567,594

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$4,941	$5,397
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for loan losses	1,249	748
Depreciation and amortization	360	348
Net amortization (accretion) of securities premiums and discounts	(265)	79
Amortization of deferred loan origination costs	2,355	1,874
Amortization of identified intangible assets	503	526
Accretion of acquisition fair value adjustments	(235)	(327)
Amortization of mortgage servicing rights	3	9
Net gains from sales of securities	—	(558)
Equity interest in earnings of other investment	—	(61)
Minority interest in earnings of subsidiary	44	—
Compensation under recognition and retention plans	628	674
Release of ESOP shares	175	211
Deferred income taxes	419	582
(Increase) decrease in:
Accrued interest receivable	726	(79)
Prepaid income taxes	487	—
Other assets	(575)	(448)
Increase (decrease) in:
Income taxes payable	—	(303)
Accrued expenses and other liabilities	1,624	(1,176)
Net cash provided from operating activities	12,439	7,496

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	903
Proceeds from redemptions and maturities of securities available for sale	79,609	27,590
Proceeds from redemptions and maturities of securities held to maturity	9	15
Purchase of securities available for sale	(42,137)	(14,237)
Purchase of Federal Home Loan Bank of Boston stock	2,004	(1,527)
Net increase in loans	(18,347)	(38,837)
Purchase of bank premises and equipment	(233)	(109)
Net cash provided from (used for) investing activities	20,905	(26,202)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three months ended March 31,
	2007	2006
	(unaudited)
Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	$3,263	$(14,908)
Increase in retail certificates of deposit	21,818	8,280
Decrease in brokered certificates of deposit	(70)	—
Proceeds from Federal Home Loan Bank of Boston advances	213,000	597,000
Repayment of Federal Home Loan Bank of Boston advances	(246,205)	(548,973)
Increase in mortgagors’ escrow accounts	313	517
Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	94	224
Exercise of stock options	358	—
Purchase of treasury stock	(4,153)	—
Payment of dividends on common stock	(17,297)	(17,231)
Payment of dividend equivalent rights	(485)	(337)
Net cash provided from (used for) financing activities	(29,364)	24,572

Net increase in cash and cash equivalents	3,980	5,866
Cash and cash equivalents at beginning of period	152,654	118,395
Cash and cash equivalents at end of period	$156,634	$124,261

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$16,835	$12,481
Income taxes	2,120	2,927

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

(1)                     Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.7% owned subsidiary, Eastern Funding LLC (see note 2).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. Based on options outstanding at March 31, 2007, adoption of SFAS 123-R had no material effect on the Company’s financial position at March 31, 2007 or results of operations as of and for the three months ended March 31, 2007 and 2006, and is not expected to have a material effect on the Company’s financial position or results of operations thereafter.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, short-term investments and money market loan participations.

 (2)                  Acquisitions (Dollars in thousands)

Eastern Funding LLC (“Eastern”)

On April 13, 2006, the Company through its wholly-owned subsidiary, Brookline Bank, completed a merger agreement increasing its ownership interest in Eastern from 28.3% to 86.7%. Eastern, which was founded by Michael J. Fanger in 1997, specializes primarily in the financing of coin-operated laundromats, dry cleaning stores and convenient stores in the greater metropolitan New York area and selected other locations throughout the United States. The acquisition of a controlling interest in Eastern has enabled the Company to originate high yielding loans to small business entities. Mr. Fanger continues to serve as chief executive officer of Eastern and he, along with a family member and two executive officers of Eastern, own the minority interest position.

The purchase was completed through payment of $16,575 in cash, including transaction costs. The transaction was accounted for using the purchase method of accounting, which required that the assets and liabilities of Eastern be recorded at fair value as of the acquisition date to the extent of the ownership interest acquired. The results of operations of Eastern are included in the Company’s consolidated statements of income from the date of acquisition. The allocation of the purchase price to the net assets of Eastern and the resulting goodwill are presented below.

A summary of the transaction follows:

Total purchase price paid in cash, including transaction costs		$16,575

Fair value of assets acquired:
Loans, net of allowance for loan losses	$106,045
Identified intangible assets	1,110
Other assets	8,315
Total assets acquired	115,470

Fair value of liabilities assumed:
Borrowed funds	95,410
Other liabilities	4,562
Total liabilities assumed	99,972

Fair value of assets acquired less liabilities assumed	15,498

Less: Brookline Bancorp, Inc. investment in Eastern	(4,663)
Minority interest ownership	(1,190)
Fair value of net assets acquired		9,645

Goodwill resulting from the acquisition		$6,930

As part of the merger, a member agreement was entered into which specifies the conditions under which the Company or the minority interest owners can buy or sell their ownership interests in Eastern, and  how the price of such purchases and sales is to be determined. The minority interest owners may not sell or transfer their interests to anyone other than the Company except for family-related transfers permitted under the merger agreement. During a five year period subsequent to the date of the member agreement, Mr. Fanger is required to purchase additional units of interest in Eastern depending on the magnitude of annual cash distributions of Eastern’s earnings. Mr. Fanger may also make discretionary purchases of additional units of ownership during the five year period subsequent to the date of the member agreement. The per unit price of all required and discretionary purchases by Mr. Fanger is book value as defined in the member agreement. The aggregate purchases made by Mr. Fanger may not increase by more than 5% his percentage of ownership of Eastern as of the merger date. Effective April 1, 2007, Mr. Fanger purchased required and discretionary units of interests which resulted in an increase in total minority interest ownership at that date from 13.3% to 13.7%.

 (3)                   Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	March 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$149,773	$172	$75	149,870
Municipal obligations	8,204	—	125	8,079
Auction rate municipal obligations	12,650	—	—	12,650
Corporate obligations	6,467	60	5	6,522
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	83,427	65	88	83,404
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	37,954	7	903	37,058
Total debt securities	298,975	304	1,196	298,083
Marketable equity securities	535	180	22	693
Total securities available for sale	$299,510	$484	1,218	298,776

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$224	$10	$—	$234

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$213,528	$90	$247	$213,371
Municipal obligations	8,660	—	153	8,507
Auction rate municipal obligations	12,650	—	—	12,650
Corporate obligations	6,467	49	6	6,510
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	52,126	21	176	51,971
Mortgage-backed securities issued by U.S. Government-sponsored enterprises.	40,209	7	1,154	39,062
Total debt securities	334,140	167	1,736	332,571
Marketable equity securities	2,535	178	38	2,675
Total securities available for sale	$336,675	$345	$1,774	$335,246

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$233	$9	$—	$242

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $32 at March 31, 2007 and $38 at December 31, 2006.

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	March 31,	December 31,
	2007	2006
Mortgage loans:
One-to-four family	$288,193	$286,623
Multi-family	325,583	331,106
Commercial real estate	380,856	373,744
Construction and development	38,582	37,589
Home equity	34,067	36,432
Second	18,034	16,646
Total mortgage loans	1,085,315	1,082,140
Indirect automobile loans	560,334	540,094
Commercial loans — Eastern	126,728	127,275
Other commercial loans	111,205	110,780
Other consumer loans	3,330	3,322
Total gross loans	1,886,912	1,863,611
Unadvanced funds on loans	(94,992)	(85,879)
Deferred loan origination costs:
Indirect automobile loans	14,013	13,175
Commercial loans — Eastern	885	991
Other	235	164
Total loans	$1,807,053	$1,792,062

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three month ended March 31,
	2007	2006

Balance at beginning of period	$23,024	$22,248
Provision for loan losses	1,228	748
Charge-offs	(1,304)	(667)
Recoveries	149	149
Balance at end of period	$23,097	$22,478

During the three months ended March 31, 2007, the liability for unfunded credit commitments was increased to $1,307 at March 31, 2007 by a $21 charge to the provision for loan losses. Such liability, which is included in other liabilities, was $1,286 at December 31, 2006.

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31,	December 31,
	2007	2006

Demand checking accounts	$63,534	$65,926
NOW accounts	93,213	94,538
Savings accounts	69,476	66,339
Guaranteed savings accounts	27,591	32,725
Money market savings accounts	218,084	209,107
Retail certificate of deposit accounts	763,376	741,571
Total retail deposits	1,235,274	1,210,206
Brokered certificates of deposit	77,990	78,060
Total deposits	$1,313,264	$1,288,266

(7)                      Accumulated Other Comprehensive Loss (Dollars in thousands)

Accumulated other comprehensive loss at March 31, 2007 and December 31, 2006 was comprised of unrealized losses on securities available for sale, net of income taxes, of $450 and $890, respectively, and an unrealized gain related to post retirement benefits, net of income taxes, of $250 and $250, respectively.  At March 31, 2007 and December 31, 2006, the resulting net income tax benefit amounted to $104 and $359, respectively.

(8)                       Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At March 31, 2007, the Company had outstanding commitments to originate loans of $45,210, $6,275 of which were one-to-four family mortgage loans, $16,229 were commercial real estate mortgage loans, $12,176 were multi-family mortgage loans, $3,235 were commercial loans to condominium associations and $7,295 were commercial loans. Unused lines of credit available to customers were $50,842, of which $47,226 were equity lines of credit.

Legal Proceedings

On February 28, 2007, Brookline Bank received a complaint filed against it in the Superior Court for the Commonwealth of Massachusetts (the “Action”) by Carrie E. Mosca. Ms. Mosca, an attorney, defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice and attorneys’ fees and costs. The Bank intends to vigorously defend the Action. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

(9)                      Dividend Declaration

On April 19, 2007, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on May 15, 2007 to stockholders of record on April 30, 2007.

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

Total expense for the RRP plans amounted to $628 and $674 for the three months ended March 31, 2007 and 2006, respectively. The compensation cost of non-vested RRP shares at March 31, 2007 is expected to be charged to expense as follows: $1,795 during the nine month period ended December 31, 2007 and $2,378 and $157 during the years ended December 31, 2008 and 2009, respectively.  As of March 31, 2007, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 126,800 shares, respectively.

Stock Option Plans

The Company has two stock option plans, the “1999 Option Plan” and the “2003 Option Plan”. Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Options vest over periods ranging from less than one month through over five years and include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years.

Total expense for the stock option plans amounted to $1 and none for the three months ended March 31, 2007 and 2006, respectively.

Activity under the Company’s stock option plans for the three months ended March 31, 2007 was as follows:

Options outstanding at January 1, 2007	3,182,988
Reload options granted at $12.46 per option	7,929
Options exercised at $4.944 per option	(92,460)
Options outstanding at March 31, 2007	3,098,457

Exercisable at March 31, 2007 at:
$4.944 per share	1,679,108
$11.00 per share	5,393
$12.46 per share	7,929
$12.91 per share	45,000
$15.02 per share	1,357,500
$15.42 per share	3,527
3,098,457

Aggregate intrinsic value of options outstanding and exercisable	$12,982

Weighted average exercise price per option	$9.52

Weighted average remaining contractual life in years at end of period	4.16

As of March 31, 2007, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,137,500 options, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at March 31, 2007 and December 31, 2006, which was $3,939 and $4,002, respectively, is eliminated in consolidation.

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

At March 31, 2007, the ESOP held 615,554 unallocated shares at an aggregate cost of $3,356; the market value of such shares at that date was $7,798. For the three months ended March 31, 2007 and 2006, $175 and $211, respectively, was charged to compensation expense based on the commitment to release to eligible employees 13,527 shares and 14,019 shares in those respective periods.

(11)                Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2007 and 2006:

	2007	2006

Service cost	$14	$14
Interest cost	11	11
Prior service cost	(7)	(5)
Actuarial (gain) loss	5	(1)
Net periodic benefit costs	$23	$19

Benefits paid amounted to $4 and $3 for the three months ended March 31, 2007 and 2006, respectively.

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

Common Stock Repurchases

During the 2007 first quarter, 335,000 shares of the Company’s common stock were repurchased at an average cost of $12.35, exclusive of transaction costs.

As of March 31, 2007, the Company was authorized to repurchase up to 1,437,532 shares of its common stock. On April 19, 2007, the Board of Directors of the Company approved a program to repurchase an additional 2,500,000 shares of the Company’s common stock. The new program will become effective upon completion of the buy back of 1,437,532 shares remaining under the previously approved existing repurchase program. Under both the existing and new repurchase programs, the Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $36,512 at December 31, 2006.

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months ended March 31, 2007 and 2006.

Operating Highlights

	Three months ended
	March 31,
	2007	2006
	(In thousands except per share amounts)
Net interest income	$18,133	$16,628
Provision for loan losses	1,249	748
Non-interest income	1,049	1,200
Amortization of identified intangible assets	503	526
Other non-interest expenses	9,327	7,729
Income before income taxes	8,103	8,825
Provision for income taxes	3,118	3,428
Minority interest in earnings of subsidiary	44	—
Net income	4,941	5,397

Basic earnings per common share	$0.08	$0.09
Diluted earnings per common share	0.08	0.09

Interest rate spread	2.11%	2.17%
Net interest margin	3.20%	3.11%

Financial Condition Highlights

	At		At		At
	March 31,		December 31,		March 31,
	2007		2006		2006
	(In thousands)
Total assets	$2,351,494		$2,373,040		$2,243,080
Net loans	1,783,956		1,769,038		1,650,835
Retail deposits	1,235,274		1,210,206		1,161,555
Brokered deposits	77,990		78,060		—
Borrowed funds and subordinated debt	442,651		475,898		471,699
Stockholders’ equity	567,594		582,893		590,540
Stockholders’ equity to total assets	24.14%		24.56%		26.33%

Allowance for loan losses	$23,097	(A)	$23,024	(A)	$22,478
Non-performing assets	3,703		1,959		1,517

(A)         Net of an allowance for unfunded loan commitments of $1,307 and $1,286, respectively, which is included in other liabilities at those dates.

The major factors affecting recent and projected operating and financial condition highlights are as follows:

•                The continued pressure on interest rate spread and net interest margin

•               The acquisition of a controlling interest in Eastern Funding LLC (“Eastern”)

•                Growth of the indirect automobile loan portfolio

•                Higher provisions for loan losses relating to the Eastern and indirect automobile loan portfolios

•                Higher non-interest expenses due primarily to inclusion of Eastern since the 2006 second quarter, growth of indirect automobile lending, the opening of a new branch in April 2006 and higher personnel-related expenses

Commentary on each of the factors listed is presented on the following pages.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2007 and 2006. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2007			2006
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$130,479	$1,684	5.23%	$103,473	$1,112	4.36%
Debt securities(2)	314,769	3,865	4.91	365,822	3,701	4.05
Equity securities(2)	29,027	519	7.25	27,597	354	5.18
Mortgage loans(3)	1,037,923	16,734	6.45	1,104,372	17,379	6.29
Commercial loans - Eastern Funding(3)	128,100	3,483	11.03	—	—	—
Other commercial loans(3)	68,949	1,224	7.10	62,786	1,091	6.95
Indirect automobile loans(3)	562,721	8,088	5.83	482,534	5,528	4.65
Other consumer loans(3)	3,227	65	8.06	2,923	52	7.12
Total interest-earning assets	2,275,195	35,662	6.30%	2,149,507	29,217	5.45%
Allowance for loan losses	(22,975)			(22,307)
Non-interest earning assets	99,354			97,862
Total assets	$2,351,574			$2,225,062

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$87,186	71	0.33%	$91,573	52	0.23%
Savings accounts	97,904	397	1.64	117,860	405	1.39
Money market savings accounts	210,090	1,403	2.71	230,463	1,196	2.10
Retail certificates of deposit	748,210	8,847	4.80	645,318	5,793	3.64
Total retail deposits	1,143,390	10,718	3.80	1,085,214	7,446	2.78
Brokered certificates of deposit	77,465	1,027	5.38	—	—	—
Total deposits	1,220,855	11,745	3.90	1,085,214	7,446	2.78
Borrowed funds	454,703	5,456	4.80	448,922	4,843	4.32
Subordinated debt	12,081	233	7.71	12,207	207	6.78
Total interest bearing liabilities	1,687,639	17,434	4.19%	1,546,343	12,496	3.28%
Non-interest-bearing demand checking accounts	62,344			62,608
Other liabilities	25,682			19,549
Total liabilities	1,775,665			1,628,500
Stockholders’ equity	575,909			596,562
Total liabilities and stockholders’ equity	$2,351,574			$2,225,062
Net interest income (tax equivalent basis)/interest rate spread(4)		18,228	2.11%		16,721	2.17%
Less adjustment of tax exempt income		95			93
Net interest income		$18,133			$16,628
Net interest margin(5)			3.20%			3.11%

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

•                 Interest rate spread declined from 2.17% in the 2006 first quarter to 2.11% in the 2007 first quarter as the average rate paid on interest-bearing liabilities rose more rapidly than the average rate realized on interest-earning assets. Of note, however, is the improvement in interest rate spread in the 2007 first quarter from the 2.06% rate in the 2006 fourth quarter.

•                  Net interest margin improved from 3.11% in the 2006 first quarter to 3.12% in the 2006 fourth quarter and to 3.20% in the 2007 first quarter. This improvement, as well as the recent quarterly improvement in interest rate spread, was attributable primarily to the significant increase in the average yield on the indirect automobile loan portfolio, inclusion of the high yielding $127 million loan portfolio of Eastern and a slow down in the rate of increase in the cost of funds.

•                 The average balance of total loans outstanding as a percent of the average balance of total interest-earning assets increased from 77% in the 2006 first quarter to 79% in the 2007 first quarter. Generally, the yield on loans is higher than the yield on investment securities.

•                  Average interest-earning assets in the 2007 first quarter were $126 million, or 6%, higher than in the 2006 first quarter. The increase was attributable primarily to loans obtained through the Eastern acquisition in April 2006 and an $80 million increase in the average balance of the indirect automobile loan portfolio, offset in part by a $66 million reduction in the average balance of the mortgage loan portfolio.

•                  Higher revenues derived from asset growth were partially offset by the effect of a decline in the percent of total assets funded by stockholders’ equity from 27% in the 2006 first quarter to 24% in the 2007 first quarter.

•                  The average rate earned on mortgage loans, the Company’s largest asset category, increased modestly from 6.29% in the 2006 first quarter to 6.45% in the 2007 first quarter, but declined from the 6.46% average rate earned in the 2006 fourth quarter. Competition for mortgage loans made it increasingly difficult to incorporate the rise in funding costs into the pricing of loan originations. Due in part to these market conditions, the Company has refrained from aggressively seeking new mortgage loans.

•                 Interest income was 22% higher in the 2007 first quarter than in the 2006 first quarter. Net interest income, however, increased only 9% as interest expense rose 40% between the two quarterly periods. High rates continue to be offered in the market place for deposits with shorter maturities. This has caused a significant shift of funds from lower rate transaction deposit accounts to higher rate certificates of deposit with maturities of one year or less. Certificates of deposit comprised 62% of total retail deposits at March 31, 2007 compared to 61% at December 31, 2006 and 56% at March 31, 2006.

An inverted yield curve environment which existed throughout much of 2006 continued in the first quarter of 2007. Improvement in interest rate spread and net interest margin will continue to be difficult to achieve until the slope of the yield curve starts to move upward.

As has been done semi-annually since the second half of 2003, the Company paid an extra dividend of $0.20 per share in February 2007. It is worth noting that each extra dividend of $0.20 per share reduces stockholders’ equity by approximately $12 million and interest income by the amount that otherwise would be earned if the dividend were not paid.

Acquisition of Controlling Interest in Eastern

As described more fully in note 2 to the consolidated financial statements appearing on pages 9 and 10 herein, on April 13, 2006, the Company increased its ownership interest in Eastern from approximately 28% to 87%. From that date, Eastern’s operating results have been included in the consolidated financial statements of the Company. Prior to that date, the Company accounted for its investment in Eastern under the equity method of accounting and included its share of Eastern’s earnings in other income.

Eastern specializes primarily in the financing of coin-operated laundromats, dry cleaning stores and convenience stores in the greater metropolitan New York area and selected other locations in the United States. The Eastern loan portfolio amounted to $106 million at the time of acquisition and $127 million at December 31, 2006 and March 31, 2007. The average rate earned on the loans was 11.03% in the 2007 first quarter.

Eastern’s loans earn higher rates of interest because the borrowers are typically small businesses that lack the capital to borrow funds at lower interest rates. Because of higher risk characteristics, the rate of losses on Eastern’s loans will normally exceed that experienced in other segments of the Company’s loan portfolio.

Indirect Automobile Loan Portfolio

The Company’s indirect automobile loan portfolio grew from $459 million at the end of 2005 to $540 million at the end of 2006 and $560 million at March 31, 2007. It is expected that the rate of growth will decline because of market conditions and the higher level of loan originations required to offset the reduction in loan balances from normal monthly principal payments.

In originating indirect automobile loans, there is a strong correlation between the interest rate offered and the credit risk of the borrower. In general, the higher credit score of the borrower, the lower interest rate earned. Correspondingly, loan losses are normally lower when credit scores are higher.

Since entering the business in February 2003, the Company has originated more than 58,000 loans aggregating over $1.2 billion. From that time, it has been the policy of the Company to limit loans to borrowers with credit scores below 660 to no more than 15% of the total portfolio. In 2006, based on its historically favorable loan loss experience and a desire to improve the profitability of indirect automobile lending, the Company expanded its lending to borrowers with lower credit scores. The Company expects the resulting increase in income to more than offset the increase in loan losses that likely will result from this initiative. The 15% policy limit was not changed. The percent of loans outstanding with credit scores below 660 was 11.5% at March 31, 2007 compared to 11.0% at December 31, 2006 and 8.5% at December 31, 2005. The average credit score of all loans outstanding was 732 at March 31, 2007 and December 31, 2006 and 731 at December 31, 2005.

Provision for Loan Losses

The provision for loan losses was $1,249,000 in the 2007 first quarter compared to $748,000 in the 2006 first quarter. The provision for loan losses is comprised of amounts relating to the indirect automobile loan portfolio, the Eastern loan portfolio and the remainder of the Company’s loan portfolio.

The provision for loan losses related to the indirect automobile loan portfolio was $844,000 in the 2007 first quarter and $748,000 in the 2006 first quarter. These amounts exceeded net charge-offs of $767,000 and $479,000 in those respective periods, resulting in annualized rates of net charge-offs of 0.55% and 0.40%, respectively. The rise in net charge-offs is believed to be due in part to added liquidity pressures on consumers in general and the decision in 2006 to moderately expand loan originations to borrowers with lower credit scores. Loans delinquent 30 days and over declined from $7,092,000, or 1.31% of loans outstanding at December 31, 2006, to $5,594,000, or 1.00% of loans outstanding at March 31, 2007.

The provision for loan losses related to the Eastern portfolio was $380,000 in the 2007 first quarter. Net charge-offs were $391,000, an annualized rate of 1.22% based on the average balance of loans outstanding during that period. Total loans delinquent more that 30 days increased from $1,436,000 (1.13% of total loans) at December 31, 2006 to $2,221,000 (1.75% of total loans) at March 31, 2007. Loans on non-accrual at those respective dates increased from $657,000 (0.52% of total loans) to $2,154,000 (1.70% of total loans). Of the increase in non-accrual loans, $885,000 related to loans made to one borrower. That amount is net of a $100,000 charge-off taken on one of the loans in the 2007 first quarter. The total amount of the loans as of their varying dates of origination was $1,200,000. The total allowance for loan losses for Eastern loans was $2,285,000 at March 31, 2007, an amount equal to 1.80% of the portfolio. Historically, due to the higher risk nature of its portfolio, Eastern has maintained its allowance for loan losses around that percent, despite a rate of net charge-offs considerably below that percent. Customarily, there is a lag in time before the symptoms that may cause a possible loss become evident.

Regarding the remainder of the Company’s loan portfolio, which is comprised primarily of mortgage loans, $25,000 was provided in the 2007 first quarter compared to none in the 2006 first quarter. No mortgage loans were charged off in either of those periods. Only one mortgage loan with a balance of $72,000 was delinquent 30 days or more at March 31, 2007.

Non-Interest Expense

Non-interest expenses were $1,575,000, or 19%, higher in the 2007 first quarter than in the 2006 first quarter due primarily to the following reasons. Consolidation of Eastern’s operating results in the 2007 first quarter accounted for $1,190,000 of the total increase in non-interest expenses. Indirect automobile lending incurred higher expenses due to greater loan volume and repossessions. A new branch was opened in April 2006. Professional fees increased due to expanded audit, tax and legal services. Offsetting some of the increased expenses was a lower level of marketing expenses in the 2007 first quarter.

Other Operating Highlights

Non-Interest Income. Sales of marketable equity securities resulted in a net gain of $558,000 in the 2006 first quarter. No securities were sold in the 2007 first quarter.

Excluding net gains from the sale of securities, non-interest income increased from $642,000 in the 2006 first quarter to $1,049,000 in the 2007 first quarter. The increase was due primarily to higher mortgage loan prepayment fees ($94,000) and higher fees from indirect automobile lending and Eastern’s activities.

Provision for Income Taxes. The effective rate of federal and state income taxes applied to the Company’s pre-tax income declined modestly from 38.9% in the 2006 first quarter to 38.5% in the 2007 first quarter.

Other Financial Condition Highlights

Deposits. Retail deposits at March 31, 2007 were $25 million, or 2.1%, higher than at December 31, 2006. The mix of deposits continued to shift to higher paying categories as $22 million of the increase occurred in certificate of deposit accounts. Continuation of the current interest rate environment could result in further shifting to higher rate deposits.

Borrowed Funds. Funds borrowed from the FHLB declined from $464 million at December 31, 2006 to $431 million at March 31, 2007, as part of the proceeds from maturing investment securities were used to pay off maturing borrowings.

Stockholders’ Equity. Stockholders’ equity declined $15 million in the 2007 first quarter to $568 million at March 31, 2007. The decline resulted primarily from dividend payments and repurchases of the Company’s common stock.

In addition to the payment of a regular quarterly dividend of $0.085 per share, the Company paid an extra dividend of $0.20 per share in February 2007. The extra dividend was the eighth time since August 2003 that such an extra dividend was paid. The aggregate amount of the extra dividends, over $96 million or $1.60 per share, represents a return of capital rather than a distribution of earnings. (For income tax purposes, such payments had to be reported by the recipient as taxable income.) The payout of extra dividends semi-annually has been an effective means to reduce the Company’s excess capital in a measured way and to treat all stockholders equally. While it is the intent of the Board of Directors to continue to return excess capital to stockholders, the decision to pay dividends and the magnitude of any payments will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of the Company’s common stock and expansion of the Company’s business through acquisitions.

In March 2007, the Company repurchased 335,000 shares of its common stock at an average cost of $12.35 per share, excluding transaction costs.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$72	$—
Commercial real estate	—	90
Commercial loans — Eastern	2,154	657
Indirect automobile loans	232	$153
Total non-accrual loans	2,458	900
Repossessed vehicles	1,066	784
Repossessed equipment	179	178
Other receivable	—	97
Total non-performing assets	$3,703	$1,959

Restructured loans	$—	$—

Allowance for loan losses	$23,097	$23,024

Allowance for loan losses as a percent of total loans	1.28%	1.28%
Non-accrual loans as a percent of total loans	0.14%	0.05%
Non-performing assets as a percent of total assets	0.16%	0.08%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. All of the Eastern loans on non-accrual at March 31, 2007 and December 31, 2006 were considered to be impaired loans. Specific reserves on those loans amounted to $698,000 and $122,000 at those respective dates.

The unallocated portion of the allowance for loan losses was $4.3 million, or 18.5% of the total allowance for loan losses, at March 31, 2007 compared to $4.3 million, or 18.7% of the total allowance for loan losses, at December 31, 2006.

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

At March 31, 2007, interest-earning assets maturing or repricing within one year amounted to $958 million and interest-bearing liabilities maturing or repricing within one year amounted to $1.123 billion, resulting in a cumulative one year negative gap position of $165 million, or 7.0% of total assets. At December 31, 2006, the Company had a negative one year cumulative gap position of $117 million, or 4.9% of total assets. The change in the cumulative one year gap position from the end of 2006 resulted primarily from reduction in the total of debt securities maturing within one year.

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

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Growth during the remainder of 2007 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2007 amounted to $430.6 million and the Company had the capacity to increase that amount to $682.6 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2007, such assets amounted to $183.7 million, or 7.8% of total assets.

At March 31, 2007, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $433.9 million, or 19.6% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, in order to add clarity to the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. Adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”.  In September 2006, the FASB issued SFAS 157 to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS 157 will have a material impact on the Company’s financial position.

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities”.  In February 2007, the FASB issued SFAS 159 which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and to report unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis but, once applied, the election is irrevocable and is applied to the entire instrument. This accounting standard is to be adopted no later than January 1, 2008, although earlier adoption is permitted, subject to certain conditions. The Company does not contemplate early adoption of SFAS 159 and is unable to determine at this time whether adoption will have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 13 through 15 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2006.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 28, 2007, Brookline Bank received a complaint filed against it in the Superior Court for the Commonwealth of Massachusetts (the “Action”) by Carrie E. Mosca. Ms. Mosca, an attorney, defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice and attorneys’ fees and costs. The Bank intends to vigorously defend the Action. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incident to the business of the Company. Management believes the results of such litigation would be immaterial to the consolidated financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)                              Not applicable.

b)                             Not applicable.

c)                              The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)(3)

March 1 through March 31, 2007	335,000	$12.35	1,500,000	1,437,532

(1)             Excludes transaction costs.

(2)             On March 6, 2003, the Company announced that the Office of Thrift Supervision (the “OTS”) did not object to its request to repurchase up to 5% of its outstanding common stock, or 2,937,532 shares.

(3)             On April 19, 2007, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. Such program did not require the approval of the OTS.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

BROOKLINE BANCORP, INC.

Date: May 2, 2007	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 2, 2007	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer