Form 10-Q
period 2007-06-30
BROOKLINE BANCORP INC
filed 2007-08-07
CIK 1049782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$16,679	$18,237
Short-term investments	134,853	134,417
Securities available for sale	275,884	335,246
Securities held to maturity (market value of $223 and $242, respectively)	216	233
Restricted equity securities	26,563	28,567
Loans	1,853,089	1,792,062
Allowance for loan losses	(23,312)	(23,024)
Net loans	1,829,777	1,769,038
Accrued interest receivable	9,443	10,310
Bank premises and equipment, net	9,258	9,335
Deferred tax asset	11,098	11,036
Prepaid income taxes	3,815	1,801
Goodwill	42,545	42,545
Identified intangible assets, net of accumulated amortization of $5,611 and $4,604, respectively	7,341	8,348
Other assets	4,137	3,927
Total assets	$2,371,609	$2,373,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,231,252	$1,210,206
Brokered deposits	77,871	78,060
Borrowed funds	480,211	463,806
Subordinated debt	7,039	12,092
Mortgagors’ escrow accounts	5,275	5,114
Accrued expenses and other liabilities	21,683	19,494
Total liabilities	1,823,331	1,788,772

Minority interest in subsidiary	1,255	1,375

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,050,455 shares and 62,989,384 shares issued, respectively	631	630
Additional paid-in capital	510,511	508,248
Retained earnings, partially restricted	83,133	96,229
Accumulated other comprehensive loss	(985)	(640)
Treasury stock, at cost — 3,465,611 shares and 1,405,611 shares, respectively	(42,984)	(18,144)
Unallocated common stock held by ESOP — 602,027 shares and 629,081 shares, respectively	(3,283)	(3,430)
Total stockholders’ equity	547,023	582,893
Total liabilities and stockholders’ equity	$2,371,609	$2,373,040

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
Interest income:
Loans	$30,329	$28,151	$59,922	$52,202
Debt securities	3,560	3,640	7,340	7,259
Marketable equity securities	7	30	35	63
Restricted equity securities	403	2	884	311
Short-term investments	1,798	1,326	3,483	2,438
Total interest income	36,097	33,149	71,664	62,273

Interest expense:
Retail deposits	11,138	8,385	21,856	15,831
Brokered deposits	1,046	637	2,073	637
Borrowed funds	5,704	6,213	11,160	11,057
Subordinated debt	158	225	391	431
Total interest expense	18,046	15,460	35,480	27,956

Net interest income	18,051	17,689	36,184	34,317
Provision for loan losses	1,107	859	2,357	1,607
Net interest income after provision for loan losses	16,944	16,830	33,827	32,710

Non-interest income:
Fees and charges	1,272	961	2,291	1,535
Gains on securities, net	—	—	—	558
Other income (loss)	9	(51)	40	17
Total non-interest income	1,281	910	2,331	2,110

Non-interest expense:
Compensation and employee benefits	5,246	5,089	10,485	9,435
Occupancy	836	766	1,691	1,559
Equipment and data processing	1,653	1,522	3,172	2,940
Professional services	536	331	1,015	642
Advertising and marketing	279	269	406	455
Amortization of identified intangibles	504	569	1,007	1,096
Other	1,172	900	2,280	1,574
Total non-interest expense	10,226	9,446	20,056	17,701

Income before income taxes and minority interest	7,999	8,294	16,102	17,119
Provision for income taxes	3,103	3,298	6,221	6,726
Net income before minority interest	4,896	4,996	9,881	10,393

Minority interest in earnings of subsidiary	44	67	88	67
Net income	$4,852	$4,929	$9,793	$10,326

Earnings per common share:
Basic	$0.08	$0.08	$0.16	$0.17
Diluted	0.08	0.08	0.16	0.17

Weighted average common shares outstanding during the period:
Basic	59,749,897	60,363,461	60,139,899	60,336,646
Diluted	60,346,901	61,082,113	60,762,771	61,066,784

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
Net income	$4,852	$4,929	$9,793	$10,326

Other comprehensive losses, net of taxes:
Unrealized securities holding losses	(1,229)	(250)	(534)	(995)
Income tax benefit	449	100	193	381
Net unrealized securities holding losses	(780)	(150)	(341)	(614)

Adjustment of accumulated obligation for postretirement benefits	(7)	—	(7)	—
Income tax benefit	3	—	3	—
Net adjustment of accumulated obligation for postretirement benefits	(4)	—	(4)	—

Net unrealized holding losses	(784)	(150)	(345)	(614)

Less reclassification adjustment for gains included in net income:
Realized gains	—	—	—	558
Income tax expense	—	—	—	200
Net reclassification adjustment	—	—	—	358

Net other comprehensive losses	(784)	(150)	(345)	(972)

Comprehensive income	$4,068	$4,779	$9,448	$9,354

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006 (Unaudited)
(Dollars in thousands)

						Unearned	Unallocated
				Accumulated		compensation-	common
		Additional		other		recognition	stock	Total
	Common	paid-in	Retained	comprehensive	Treasury	and retention	held by	stockholders’
	stock	capital	earnings	loss	stock	plans	ESOP	equity
Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

Net income	—	—	10,326	—	—	—	—	10,326

Other comprehensive losses	—	—	—	(972)	—	—	—	(972)

Common stock dividends of $0.37 per share	—	—	(22,335)	—	—	—	—	(22,335)

Payment of dividend equivalent rights	—	—	(388)	—	—	—	—	(388)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	222	—	—	—	—	—	222

Transfer of unearned compensation under the recognition and retention plans to additional paid-in capital	—	(8,103)	—	—	—	8,103	—	—

Compensation under recognition and retention plans	—	1,574	—	—	—	—	—	1,574

Common stock held by ESOP committed to be released (28,038 shares)	—	262	—	—	—	—	153	415

Balance at June 30, 2006	$630	$506,293	$108,645	$(2,549)	$(18,144)	$—	$(3,583)	$591,292

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2007 and 2006 (Unaudited)
(Dollars in thousands)

						Unallocated
				Accumulated		common
		Additional		other		stock	Total
	Common	paid-in	Retained	comprehensive	Treasury	held by	stockholders’
	stock	capital	earnings	loss	stock	ESOP	equity
Balance at December 31, 2006	$630	$508,248	$96,229	$(640)	$(18,144)	$(3,430)	$582,893

Net income	—	—	9,793	—	—	—	9,793

Other comprehensive losses	—	—	—	(345)	—	—	(345)

Common stock dividends of $0.37 per share	—	—	(22,404)	—	—	—	(22,404)

Payment of dividend equivalent rights	—	—	(485)	—	—	—	(485)

Exercise of stock options (92,460 shares)	1	357	—	—	—	—	358

Treasury stock purchases (2,060,000 shares)	—	—	—	—	(24,840)	—	(24,840)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	310	—	—	—	—	310

Compensation under recognition and retention plans	—	1,404	—	—	—	—	1,404

Common stock held by ESOP committed to be released (27,054 shares)	—	192	—	—	—	147	339

Balance at June 30, 2007	$631	$510,511	$83,133	$(985)	$(42,984)	$(3,283)	$547,023

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2007	2006
	(unaudited)

Cash flows from operating activities:
Net income	$9,793	$10,326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,357	1,607
Compensation under recognition and retention plans	1,404	1,574
Release of ESOP shares	339	415
Depreciation and amortization	725	718
Net amortization (accretion) of securities premiums and discounts	(539)	134
Amortization of deferred loan origination costs	4,870	4,002
Amortization of identified intangible assets	1,007	1,096
Accretion of acquisition fair value adjustments	(437)	(642)
Amortization of mortgage servicing rights	10	10
Net gains from sales of securities	—	(558)
Equity interest in earnings of other investment	—	(1)
Minority interest in earnings of subsidiary	88	67
Deferred income taxes	134	249
(Increase) decrease in:
Accrued interest receivable	867	(67)
Prepaid income taxes	(2,014)	(2,610)
Other assets	(220)	466
Increase (decrease) in:
Income taxes payable	—	(630)
Accrued expenses and other liabilities	2,083	1
Net cash provided from operating activities	20,467	16,157

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	903
Proceeds from redemptions and maturities of securities available for sale	110,003	54,804
Proceeds from redemptions and maturities of securities held to maturity	17	56
Purchase of securities available for sale	(50,552)	(39,853)
Purchase of Federal Home Loan Bank of Boston stock	—	(5,486)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	2,004	—
Net increase in loans	(67,581)	(63,732)
Purchase of bank premises and equipment	(680)	(399)
Acquisition, net of cash and cash equivalents acquired	—	(10,374)
Net cash used for investing activities	(6,789)	(64,081)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six months ended June 30,
	2007	2006
	(unaudited)

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	$265	$(27,761)
Increase in retail certificates of deposit	20,807	31,607
Increase (decrease) in brokered certificates of deposit	(189)	68,096
Proceeds from Federal Home Loan Bank of Boston advances	558,500	1,548,000
Repayment of Federal Home Loan Bank of Boston advances	(542,075)	(1,447,340)
Repayment of subordinated debt	(5,000)	—
Repayment of other borrowed funds of subsidiary	—	(95,410)
Increase in mortgagors’ escrow accounts	161	316
Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	310	222
Proceeds from exercise of stock options	358	—
Purchase of treasury stock	(24,840)	—
Payment of dividends on common stock	(22,404)	(22,335)
Payment of dividend equivalent rights	(485)	(388)
Payment of dividend to minority interest members of subsidiary	(208)	—
Net cash (used for) provided from financing activities	(14,800)	55,007

Net increase (decrease) in cash and cash equivalents	(1,122)	7,083
Cash and cash equivalents at beginning of period	152,654	118,395
Cash and cash equivalents at end of period	$151,532	$125,478

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$35,775	$27,316
Income taxes	7,793	8,707

Acquisition of Eastern Funding LLC:
Assets acquired (excluding cash and cash equivalents)	$—	111,536
Liabilities assumed	—	99,772
Minority interest in subsidiary	—	1,190

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)

(1)                     Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.3% owned subsidiary, Eastern Funding LLC (see note 2).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which requires that the grant-date fair value of awarded stock options be expensed over the requisite service period. Based on options outstanding at June 30, 2007, adoption of SFAS 123-R had no material effect on the Company’s financial position at June 30, 2007 or results of operations as of and for the six months ended June 30, 2007 and 2006, and is not expected to have a material effect on the Company’s financial position or results of operations thereafter.

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. Adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

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

(3)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$125,908	$5	$216	$125,697
Municipal obligations	7,115	—	109	7,006
Auction rate municipal obligations	13,050	—	—	13,050
Corporate obligations	5,894	28	3	5,919
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	88,885	17	636	88,266
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	35,961	5	1,193	34,773
Total debt securities	277,313	55	2,157	275,211
Marketable equity securities	535	166	28	673
Total securities available for sale	$277,848	$221	$2,185	$275,884

Securities held to maturity:
Mortgage-backed securities issued by U.S.Government-sponsored enterprises	$216	$7	$—	$223

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$213,528	$90	$247	$213,371
Municipal obligations	8,660	—	153	8,507
Auction rate municipal obligations	12,650	—	—	12,650
Corporate obligations	6,467	49	6	6,510
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	52,126	21	176	51,971
Mortgage-backed securities issued by U.S. Government-sponsored enterprises.	40,209	7	1,154	39,062
Total debt securities	334,140	167	1,736	332,571
Marketable equity securities	2,535	178	38	2,675
Total securities available for sale	$336,675	$345	$1,774	$335,246

Securities held to maturity:
Mortgage-backed securities issued by U.S.Government-sponsored enterprises	$233	$9	$—	$242

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $25 at June 30, 2007 and $38 at December 31, 2006.

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2007	2006
Mortgage loans:
One-to-four family	$297,103	$286,623
Multi-family	326,507	331,106
Commercial real estate	381,580	373,744
Construction and development	35,960	37,589
Home equity	35,027	36,432
Second	19,045	16,646
Total mortgage loans	1,095,222	1,082,140
Indirect automobile loans	591,048	540,094
Commercial loans—Eastern	138,605	127,275
Other commercial loans	112,710	110,780
Other consumer loans	3,640	3,322
Total gross loans	1,941,225	1,863,611
Unadvanced funds on loans	(104,710)	(85,879)
Deferred loan origination costs:
Indirect automobile loans	15,367	13,175
Commercial loans—Eastern	891	991
Other	316	164
Total loans	$1,853,089	$1,792,062

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six month ended June 30,
	2007	2006

Balance at beginning of period	$23,024	$22,248
Allowance obtained through acquisition	—	1,958
Provision for loan losses	2,258	1,607
Charge-offs	(2,312)	(1,350)
Recoveries	342	375
Balance at end of period	$23,312	$24,838

During the six months ended June 30, 2007, the liability for unfunded credit commitments was increased to $1,385 at June 30, 2007 by a $99 charge to the provision for loan losses. Such liability, which is included in other liabilities, was $1,286 at December 31, 2006.

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2007	2006

Demand checking accounts	$65,898	$65,926
NOW accounts	85,864	94,538
Savings accounts	70,798	66,339
Guaranteed savings accounts	23,691	32,725
Money market savings accounts	222,649	209,107
Retail certificate of deposit accounts	762,352	741,571
Total retail deposits	1,231,252	1,210,206
Brokered certificates of deposit	77,871	78,060
Total deposits	$1,309,123	$1,288,266

 (7)                   Accumulated Other Comprehensive Loss (Dollars in thousands)

Accumulated other comprehensive loss at June 30, 2007 and December 31, 2006 was comprised of unrealized losses on securities available for sale, net of income taxes, of $1,231 and $890, respectively, and an unrealized gain related to postretirement benefits, net of income taxes, of $246 and $250, respectively.  At June 30, 2007 and December 31, 2006, the resulting net income tax benefit amounted to $555 and $359, respectively.

(8)                       Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At June 30, 2007, the Company had outstanding commitments to originate loans of $63,200, $10,651 of which were one-to-four family mortgage loans, $15,019 were commercial real estate mortgage loans, $9,523 were multi-family mortgage loans, $3,710 were commercial loans to condominium associations and $24,297 were commercial loans. Unused lines of credit available to customers were $52,068, of which $48,493 were equity lines of credit.

Legal Proceedings

On February 28, 2007, Brookline Bank received a complaint filed against it in the Superior Court for the Commonwealth of Massachusetts (the “Action”) by Carrie E. Mosca. Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice and attorneys’ fees and costs. The Action is in the discovery phase. The Bank intends to vigorously defend the Action. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

(9)                      Dividend Declaration

On July 19, 2007, the Board of Directors of the Company approved a regular quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable August 15, 2007 to stockholders of record on July 31, 2007.

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

Total expense for the RRP plans amounted to $776, $899, $1,404 and $1,574 for the three months and six months ended June 30, 2007 and 2006, respectively. The compensation cost of non-vested RRP shares at June 30, 2007 is expected to be charged to expense as follows: $1,116 during the six month period ended December 31, 2007 and $2,231 and $143 during the years ended December 31, 2008 and 2009, respectively.  As of June 30, 2007, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 131,060 shares, respectively.

Stock Option Plans

The Company has two stock option plans, the “1999 Option Plan” and the “2003 Option Plan”. Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Options vest over periods ranging from less than one month through over five years. Part of the options granted under the 1999 Option Plan and all of the options granted under the 2003 Option Plan include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years.

Total expense for the stock option plans amounted to $1 and none for the six months ended June 30, 2007 and 2006, respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2007 was as follows:

Options outstanding at January 1, 2007	3,182,988
Reload options granted at $12.46 per option	7,929
Cancelled reloaded options ($11.00 to $15.42 per option)	(16,849)
Forfeited options ($15.02 per option)	(60,000)
Options exercised at $4.944 per option	(92,460)
Options outstanding at June 30, 2007	3,021,608

Exercisable at June 30, 2007 at:
$ 4.944 per share	1,679,108
$ 12.91 per share	41,000
$ 15.02 per share	1,297,500
3,017,608

Aggregate intrinsic value of options outstanding	$11,025

Weighted average exercise price per option	$9.39

Weighted average remaining contractual life in years at end of period	3.81

As of June 30, 2007, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,197,500 options, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at June 30, 2007 and December 31, 2006, which was $3,877 and $4,002, respectively, is eliminated in consolidation.

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

At June 30, 2007, the ESOP held 602,027 unallocated shares at an aggregate cost of $3,283; the market value of such shares at that date was $6,929. For the six months ended June 30, 2007 and 2006, $339 and $415, respectively, was charged to compensation expense based on the commitment to release to eligible employees 27,054 shares and 28,038 shares in those respective periods.

(11)                Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$14	$14	$28	$28
Interest cost	11	12	22	23
Prior service cost	(7)	(6)	(14)	(11)
Actuarial (gain) loss	(3)	(1)	2	(2)
Net periodic benefit costs	$15	$19	$38	$38

Benefits paid amounted to $7 and $5 for the six months ended June 30, 2007 and 2006, respectively.

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

Common Stock Repurchases

During the 2007 first and second quarters, 335,000 shares and 1,725,000 shares, respectively, of the Company’s common stock were repurchased at an average cost of $12.35 and $11.94, respectively, exclusive of transaction costs.

As of June 30, 2007, the Company was authorized to repurchase up to 2,212,532 shares of its common stock. On July 19, 2007, the Board of Directors of the Company approved a program to repurchase an additional 2,000,000 shares of the Company’s common stock. The new program will become effective upon completion of the buy back of 2,212,532 shares remaining under the previously approved existing repurchase program. Under both the existing and new repurchase programs, the Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and six months ended June 30, 2007 and 2006.

Operating Highlights

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)

Net interest income	$18,051	$17,689	$36,184	$34,317
Provision for loan losses	1,107	859	2,357	1,607
Non-interest income	1,281	910	2,331	2,110
Amortization of identified intangible assets	504	569	1,007	1,096
Other non-interest expenses	9,722	8,877	19,049	16,605
Income before income taxes and minority interest	7,999	8,294	16,102	17,119
Provision for income taxes	3,103	3,298	6,221	6,726
Minority interest in earnings of subsidiary	44	67	88	67
Net income	4,852	4,929	9,793	10,326

Basic earnings per common share	$0.08	$0.08	$0.16	$0.17
Diluted earnings per common share	0.08	0.08	0.16	0.17

Interest rate spread	2.13%	2.14%	2.11%	2.15%
Net interest margin	3.18%	3.11%	3.18%	3.11%

Financial Condition Highlights

	At		At		At
	June 30,		December 31,		June 30,
	2007		2006		2006
	(In thousands)

Total assets	$2,371,609		$2,373,040		$2,381,365
Net loans	1,829,777		1,769,038		1,778,953
Retail deposits	1,231,252		1,210,206		1,171,967
Brokered deposits	77,871		78,060		68,096
Borrowed funds and subordinated debt	487,250		475,898		524,282
Stockholders’ equity	547,023		582,893		591,292
Stockholders’ equity to total assets	23.07%		24.56%		24.83%

Allowance for loan losses	$23,312	(A)	$23,024	(A)	$24,838
Non-performing assets	4,224		1,959		1,156

(A)        Net of an allowance for unfunded loan commitments of $1,385 and $1,286, respectively, which is included in other liabilities at those dates.

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

•                The continued pressure on interest rate spread and net interest margin

•               The acquisition of a controlling interest in Eastern Funding LLC (“Eastern”)

•                Growth of the indirect automobile loan portfolio

•                Higher provisions for loan losses relating to the Eastern and indirect automobile loan portfolios

•                Higher non-interest expenses due primarily to inclusion of Eastern since the 2006 second quarter, growth of indirect automobile lending, the opening of a new branch in April 2006 and higher personnel-related expenses

•                Repurchases of the Company’s common stock (335,000 shares in the 2007 first quarter and 1,725,000 shares in the 2007 second quarter)

Commentary on each of the factors listed is presented on the following pages.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and six months ended June 30, 2007 and 2006. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2007			2006
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$138,758	$1,798	5.20%	$109,539	$1,326	4.86%
Debt securities(2)	288,231	3,646	5.06	355,854	3,728	4.19
Equity securities(2) (3)	27,254	413	6.08	30,604	44	0.57
Mortgage loans(4)	1,032,270	16,488	6.39	1,088,971	17,426	6.40
Commercial loans— Eastern Funding (4)	129,088	3,444	10.70	111,875	3,022	10.80
Other commercial loans(4)	69,274	1,234	7.13	67,465	1,140	6.76
Indirect automobile loans(4)	594,485	9,098	6.14	517,906	6,509	5.04
Other consumer loans(4)	3,328	65	7.81	2,981	54	7.25
Total interest-earning assets	2,282,688	36,186	6.35%	2,285,195	33,249	5.82%
Allowance for loan losses	(23,162)			(24,624)
Non-interest earning assets	97,926			106,097
Total assets	$2,357,452			$2,366,668

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$86,446	69	0.32%	$91,160	56	0.25%
Savings accounts	97,496	407	1.67	118,965	486	1.64
Money market savings accounts	221,129	1,566	2.84	218,833	1,301	2.38
Retail certificates of deposit	753,724	9,096	4.84	668,202	6,542	3.93
Total retail deposits	1,158,795	11,138	3.86	1,097,160	8,385	3.07
Brokered certificates of deposit	77,958	1,046	5.38	47,639	637	5.36
Total deposits	1,236,753	12,184	3.95	1,144,799	9,022	3.16
Borrowed funds	468,236	5,704	4.82	529,105	6,213	4.65
Subordinated debt	8,260	158	7.57	12,176	225	7.28
Total interest bearing liabilities	1,713,249	18,046	4.22%	1,686,080	15,460	3.68%
Non-interest-bearing demand checking accounts	61,803			62,735
Other liabilities	24,376			23,817
Total liabilities	1,799,428			1,772,632
Stockholders’ equity	558,024			594,036
Total liabilities and stockholders’ equity	$2,357,452			$2,366,668
Net interest income (tax equivalent basis)/interest rate spread(5)		18,140	2.13%		17,789	2.14%
Less adjustment of tax exempt income		89			100
Net interest income		$18,051			$17,689
Net interest margin (6)			3.18%			3.11%

(1)             Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)             The Federal Home Loan Bank (“FHLB”) changed the timing of its declaration of dividends on its common stock. As a result, no dividend was declared by the FHLB in the second quarter of 2006 and, accordingly, no income was recognized by the Company in that period. The FHLB declared dividends in the third quarter that were equivalent to two quarterly periods. The amount of FHLB dividend income recognized by the Company in the first quarter of 2007 and 2006 was $480,000 and $307,000, respectively, and $401,000 in the second quarter of 2007.

(4)             Loans on non-accrual status are included in average balances.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2007			2006
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$134,641	$3,483	5.22%	$106,523	$2,438	4.62%
Debt securities(2)	301,427	7,510	4.98	360,811	7,412	4.11
Equity securities(2) (3)	28,135	933	6.68	29,108	398	2.75
Mortgage loans(4)	1,035,081	33,222	6.42	1,096,629	34,805	6.35
Commercial loans— Eastern Funding(4)	128,597	6,926	10.77	56,247	3,022	10.80
Other commercial loans(4)	69,112	2,458	7.11	65,138	2,231	6.85
Indirect automobile loans(4)	578,691	17,186	5.99	500,318	12,038	4.85
Other consumer loans(4)	3,278	130	7.93	2,952	106	7.18
Total interest-earning assets	2,278,962	71,848	6.32%	2,217,726	62,450	5.64%
Allowance for loan losses	(23,069)			(23,472)
Non-interest earning assets	98,636			102,002
Total assets	$2,354,529			$2,296,256

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$86,814	141	0.33%	$91,365	109	0.24%
Savings accounts	97,699	804	1.66	118,416	890	1.52
Money market savings accounts	215,640	2,968	2.78	224,616	2,497	2.24
Retail certificates of deposit	750,982	17,943	4.82	656,823	12,335	3.79
Total retail deposits	1,151,135	21,856	3.83	1,091,220	15,831	2.93
Brokered certificates of deposit	77,713	2,073	5.38	23,951	637	5.36
Total deposits	1,228,848	23,929	3.93	1,115,171	16,468	2.98
Borrowed funds	461,507	11,160	4.81	489,235	11,057	4.50
Subordinated debt	10,160	391	7.65	12,191	431	7.03
Total interest bearing liabilities	1,700,515	35,480	4.21%	1,616,597	27,956	3.49%
Non-interest-bearing demand checking accounts	62,072			62,672
Other liabilities	25,026			21,695
Total liabilities	1,787,613			1,700,964
Stockholders’ equity.	566,916			595,292
Total liabilities and stockholders’ equity	$2,354,529			$2,296,256
Net interest income (tax equivalent basis)/interest rate spread (5)		36,368	2.11%		34,494	2.15%
Less adjustment of tax exempt income		184			177
Net interest income		$36,184			$34,317
Net interest margin (6)			3.18%			3.11%

(1)             Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)             The Federal Home Loan Bank (“FHLB”) changed the timing of its declaration of dividends on its common stock. As a result, no dividend was declared by the FHLB in the second quarter of 2006 and, accordingly, no income was recognized by the Company in that period. The FHLB declared dividends in the third quarter that were equivalent to two quarterly periods. The amount of FHLB dividend income recognized by the Company in the six months ended June 30, 2007 and 2006 was $881,000 and $307,000, respectively.

(4)             Loans on non-accrual status are included in average balances.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the preceding tables follow.

•                      Interest rate spread declined from 2.15% in the first half of 2006 to 2.11% in the first half of 2007 as the average rate paid on interest-bearing liabilities rose more rapidly than the average rate realized on interest-earning assets. In the 2007 second quarter, however, interest rate spread improved to 2.13% from the 2.11% interest rate spread realized in the 2007 first quarter.

•                      Net interest margin increased from 3.11% in the first half of 2006 to 3.18% in the first half of 2007 and in the 2007 second quarter. The improvement in net interest margin resulted primarily from higher asset yields. Net interest margin declined, however, from 3.20% in the 2007 first quarter to 3.18% in the 2007 second quarter due to a reduction in stockholders’ equity resulting primarily from repurchases of the Company’s common stock and payment of an extra dividend of $0.20 per share in February 2007.

•                      As mentioned in note 3 on the preceding tables, in the 2006 second quarter, the FHLB changed the timing of its declaration of dividends on its common stock. That change had the adverse impact on the 2006 second quarter income disclosed in note 3 on the preceding tables.

•                      The average balance of total loans outstanding as a percent of the average balance of total interest-earning assets increased from 78% in the first half of 2006 to 80% in the first half of 2007. Generally, the yield on loans is higher than the yield on investment securities.

•                      Average interest-earning assets in the 2007 second quarter were $2.5 million, or 0.1%, lower than in the 2006 second quarter. Declines in the average balances of mortgage loans ($57 million) and debt securities ($68 million) were substantially offset by increases in the average balances of indirect automobile loans ($77 million), Eastern loans ($17 million) and short-term investments ($29 million).

•                      Average interest-earning assets increased $61 million, or 3%, in the first half of 2007 compared to the first half of 2006. The growth resulted primarily from increases in indirect automobile loans ($78 million), Eastern loans ($72 million — see the next subsection for additional information regarding Eastern) and short-term investments ($28 million). Offsetting some of these increases were reductions in the average balances of mortgage loans ($62 million) and debt securities ($59 million).

•                      Asset growth in the first half of 2007 compared to the first half of 2006 was funded primarily from growth of retail deposits ($60 million, or 5%) and brokered certificates of deposit ($54 million). The average balance of borrowings from the FHLB declined $28 million.

•                      The average rate earned on mortgage loans, the Company’s largest asset category, increased modestly from 6.35% in the first half of 2006 to 6.42% in the first half of 2007, but declined from 6.45% in the 2007 first quarter to 6.39% in the 2007 second quarter. Competition for mortgage loans has made it increasingly difficult to raise the pricing of loan originations. Due in part to such competition, the Company has refrained from aggressive origination of mortgage loans with unattractive yields.

•                      The average yield on the indirect automobile loan portfolio improved  from 5.04% in the 2006 second quarter to 5.83% in the 2007 first quarter and 6.14% in the 2007 second quarter as rates on loan originations are higher than the rates on loans that are being paid down.

•                     Interest income was 15% higher in the first half of 2007 than in the first half of 2006. Net interest income, however, increased only 5% as interest expense rose 27% between the two periods. The more significant rise in funding costs resulted primarily from higher rates paid for borrowed funds and higher rates being offered in the market place for deposits with shorter maturities. The mix of deposits shifted from lower rate transaction deposit accounts to higher rate certificates of deposit. Certificates of deposit comprised 62% of total retail deposits at June 30, 2007 compared to 61% at December 31, 2006 and 58% at June 30, 2006.

The inverted yield curve environment, which has existed for some time, has started to change modestly. Meaningful improvement in interest rate spread and net interest margin will continue to be difficult until the yield curve becomes more upward in slope.

Acquisition of Controlling Interest in Eastern

As described more fully in note 2 to the consolidated financial statements appearing on pages 9 and 10 herein, on April 13, 2006, the Company acquired a controlling interest in Eastern. Included in the Company’s earnings are the operating results of Eastern commencing in the 2006 second quarter. In the first quarter of 2006, the Company accounted for its investment in Eastern under the equity method.

Eastern specializes primarily in the financing of coin-operated laundromats, dry cleaning stores and convenience stores in the greater metropolitan New York area and selected other locations in the United States. The Eastern loan portfolio amounted to $106 million at the time of acquisition and $139 million at June 30, 2007. Included in the total at June 30,

2007 are $9.5 million of seasoned loans purchased from a third-party manufacturer of laundry equipment. The average rate earned on the Eastern loan portfolio in the 2007 second quarter was 10.70%.

Eastern’s loans earn higher rates of interest because the borrowers are typically small businesses that lack the capital to borrow funds at lower rates. Because of higher risk characteristics, the rate of losses on Eastern’s loans will normally exceed that experienced in other segments of the Company’s loan portfolio.

Indirect Automobile Loan Portfolio

The Company’s indirect automobile (“auto”) loan portfolio has grown from $459 million at the end of 2005 to $540 million at the end of 2006 and $591 million at June 30, 2007. It is expected that the rate of growth will decline going forward because of market conditions and the higher level of loan originations required to offset the reductions in loan balances from normal monthly principal payments.

In originating auto loans, there is a strong correlation between the interest rate offered and the credit risk of the borrower. In general, the lower the credit score of the borrower, the higher the interest rate earned. Correspondingly, loan losses are normally higher when credit scores are lower.

Since entering the business in February 2003, it has been the policy of the Company to limit loans to borrowers with credit scores below 660 to no more than 15% of the total portfolio. In 2006, based on its historically favorable loan loss experience and a desire to improve the profitability of auto lending, the Company expanded its lending to borrowers with lower credit scores. The Company expects the resulting increase in income to more than offset the increase in loan losses that likely will result from this initiative. The 15% policy limit was not changed. The percent of auto loans outstanding with credit scores below 660 was 11.7% at June 30, 2007 compared to 11.0% at December 31, 2006 and 8.5% at December 31, 2005. The average credit score of all auto loans outstanding was 730 at June 30, 2007, 732 at December 31, 2006 and 731 at December 31, 2005.

Provision for Loan Losses

The provision for loan losses was $1,107,000 in the 2007 second quarter compared to $859,000 in the 2006 second quarter and $2,357,000 in the first half of 2007 compared to $1,607,000 in the first half of 2006.  The provision for loan losses is comprised of amounts relating to the auto loan portfolio, the Eastern loan portfolio and the remainder of the Company’s loan portfolio.

The provision for loan losses related to the auto loan portfolio was $779,000 in the 2007 second quarter and $757,000 in the 2006 second quarter. These amounts exceeded net charge-offs of $528,000 and $420,000 in those respective periods, resulting in annualized rates of net charge-offs of 0.36% and 0.32%, respectively. The provision for loan losses related to the auto loan portfolio was $1,623,000 in the first half of 2007 and $1,505,000 in the first half of 2006. Net charge-offs were $1,295,000 and $899,000 in those respective periods resulting in annualized rates of net charge-offs of 0.45% and 0.36%, respectively. Loans delinquent 30 days and over were $5,851,000, or 0.99% of auto loans outstanding at June 30, 2007, compared to $5,594,000 (1.00%) at March 31, 2007 and $7,092,000 (1.31%) at December 31, 2006.

The provision for loan losses related to the Eastern portfolio was $328,000 in the 2007 second quarter, $380,000 in the 2007 first quarter and $177,000 in the 2006 second quarter. Net charge-offs in the 2007 second and first quarters were $288,000 and $391,000, respectively, resulting in a six month annualized rate of net charge-offs of 1.06% of average loans outstanding. Loans delinquent 30 days or more increased from $1,436,000 (1.13% of total loans) at December 31, 2006 to $2,221,000 (1.75%) at March 31, 2007, but declined to $2,034,000 (1.47%) at June 30, 2007. Loans on non-accrual at those respective dates increased from $657,000 (0.52%  of total loans) to $2,199,000 (1.74%) and $2,254,000 (1.75% of total loans excluding $9.5 million of seasoned loans purchased at the end of the quarter). The total allowance for loan losses for Eastern’s loans at June 30, 2007 was $2,326,000, or 1.80% of loans outstanding (excluding the quarter end purchase). Despite a much lower rate of charge-off experience, the allowance is maintained at 1.80% in recognition of the higher risk exposure associated with Eastern’s loans. The higher risk exposure is the reason why the rates charged on the loans are significantly higher than on other segments of the Company’s loan portfolio.

Regarding the remainder of the Company’s loan portfolio, which is comprised primarily of mortgage loans, $25,000 was provided in the first half of 2007 and $75,000 was credited to income in the first half of 2006. The credit was due primarily to the reduction of mortgage loans outstanding and payments made on loans acquired in connection with the acquisition of Mystic Financial, Inc. in January 2005. No mortgage loans were charged off in the first half of 2007 and 2006. Mortgage loans delinquent 30 days or more at June 30, 2007 were insignificant at $516,000.

Non-Interest Expense

Non-interest expenses were $780,000, or 8.3%, higher in the 2007 second quarter than in the 2006 second quarter due primarily to higher expenses related to auto lending resulting from portfolio growth, higher occupancy costs and higher legal fees. The $2,355,000, or 13.3%, increase in non-interest expenses in the first half of 2007 compared to the first half of 2006 was due primarily to the inclusion of Eastern for only the second quarter in 2006 compared to two quarters in 2007, the opening of a new branch in April 2006 and the other reasons mentioned regarding the second quarter comparison.

Repurchases of the Company’s Common Stock

During the 2007 second quarter, the Company repurchased 1,725,000 shares of its common stock at a total cost of $20.7 million, or $11.99 per share including transaction costs. An additional 335,000 shares had been purchased in the 2007 first quarter at a total cost of $4.2 million, or $12.40 per share including transaction costs. Based on a prior approval and after consideration of the shares repurchased in the 2007 second quarter, management was authorized to repurchase 2,212,532 shares of the Company’s common stock as of June 30, 2007. On July 19, 2007, the Board of Directors increased that authorization by an additional 2,000,000 shares.

Other Operating Highlights

Non-Interest Income. Sales of marketable equity securities resulted in a net gain of $558,000 in the 2006 first quarter. There were no other sales of securities in the second quarter of 2006 or in the first half of 2007.

Excluding securities gains, the increases in non-interest income in the 2007 quarterly and six month periods compared to the same periods for 2006 were due primarily to higher deposit service fees and loan fees. Loan fees included fees from prepayment of mortgage loans in the 2007 and 2006 second quarters of $333,000 and $92,000, respectively, and in the first half of 2007 and 2006 of $459,000 and $124,000, respectively.

Provision for Income Taxes. The effective rate of federal and state income taxes applied to the Company’s pre-tax income declined from 39.3% in the first half of 2006 to 38.6% in the first half of 2007 due primarily to a higher portion of taxable income being earned by the Company’s investment securities subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Other Financial Condition Highlights

Deposits. Retail deposits at June 30, 2007 were $21.0 million, or 1.7%, higher than at December 31, 2006. The mix of deposits continued to shift to higher paying categories as $20.8 million of the increase occurred in certificate of deposit accounts. Continuation of the current interest rate environment could result in further shifting to higher rate deposits.

Borrowed Funds. Funds borrowed from the FHLB increased $16.4 million from December 31, 2006 to $480.2 million at June 30, 2007. On April 22, 2007, the Company called and paid off $5.0 million of floating rate debentures that were scheduled to mature in 2032. The annual interest rate paid on the debentures at the date of payment was 9.09%.

Stockholders’ Equity. Stockholders’ equity declined $35.9 million in the first half of 2007 to $547.0 million at June 30, 2007. The decline resulted primarily from repurchases of the Company’s common stock at a total cost of $24.8 million and payment of an extra dividend of $0.20 per share ($12.2 million in total) to stockholders in February 2007.

The Board of Directors approved payment of a regular quarterly dividend of $0.085 per share and another extra dividend of $0.20 per share to stockholders of record on July 31, 2007 and payable August 15, 2007. The extra dividend is the ninth time since August 2003 that the Board of Directors has approved such a payment. The aggregate amount paid, over $107 million, or $1.80 per share, represents a taxable return of capital to stockholders rather than a taxable distribution of earnings. The payout of semi-annual extra dividends has been an effective means to reduce the Company’s excess capital in a measured way and to treat all stockholders equally. Future payments of extra dividends and the magnitude of any such payments will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of Company common stock and expansion of the Company’s business through acquisitions.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$516	$—
Commercial real estate	—	90
Commercial loans—Eastern	2,254	657
Indirect automobile loans	216	153
Total non-accrual loans	2,986	900
Repossessed vehicles	864	784
Repossessed equipment	374	178
Other receivable	—	97
Total non-performing assets	$4,224	$1,959

Restructured loans	$617	$—

Allowance for loan losses	$23,312	$23,024

Allowance for loan losses as a percent of total loans	1.26%	1.28%
Non-accrual loans as a percent of total loans	0.16%	0.05%
Non-performing assets as a percent of total assets	0.18%	0.08%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days.

Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market rates and/or extension of repayment terms) are granted due to a borrower’s financial condition.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. All of the Eastern loans on non-accrual at June 30, 2007 and December 31, 2006 were considered to be impaired loans. Specific reserves on those loans amounted to $801,000 and $122,000 at those respective dates.

The unallocated portion of the allowance for loan losses was $4.2 million, or 18.0% of the total allowance for loan losses, at June 30, 2007 compared to $4.3 million, or 18.7% of the total allowance for loan losses, at December 31, 2006.

See the section “Provision for Loan Losses” on a preceding page for additional information about the Company’s loans, including delinquencies and charge-offs.

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

At June 30, 2007, interest-earning assets maturing or repricing within one year amounted to $1.013 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.225 billion, resulting in a cumulative one year negative gap position of $212 million, or 8.9% of total assets. At December 31, 2006, the Company had a negative one year cumulative gap position of $117 million, or 4.9% of total assets. The change in the cumulative one year gap position from the end of 2006 resulted primarily from reduction in the total of debt securities maturing within one year and an increase in borrowings maturing within one year.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2007 amounted to $480.2 million and the Company had the capacity to increase that amount to $681.7 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2007, such assets amounted to $161.7 million, or 6.8% of total assets.

At June 30, 2007, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $438.8 million, or 19.4% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, in order to add clarity to the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”.  In September 2006, the FASB issued SFAS 157 to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 28, 2007, Brookline Bank received a complaint filed against it in the Superior Court for the Commonwealth of Massachusetts (the “Action”) by Carrie E. Mosca. Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice and attorneys’ fees and costs. The Action is in the discovery phase. The Bank intends to vigorously defend the Action. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)   The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)		Maximum Number of Shares that May Yet be Purchased Under the Programs

April 1 through April 30, 2007	363,200	$12.23	1,863,200	(2)	1,074,332	(2)

May 1 through May 31, 2007	473,700	$11.97	2,336,900	(2)	600,632	(2)

June 1 through June 30, 2007	888,100	$11.81	600,632	(2)	—	(2)
			287,468	(3)	2,212,532	(3)

Total	1,725,000	$11.94

(1)         Excludes transaction costs.

(2)         On March 6, 2003, the Company announced that the Office of Thrift Supervision (the “OTS”) did not object to its request to repurchase up to 5% of its outstanding common stock, or 2,937,532 shares. Prior to April 1, 2007, 1,500,000 of the shares authorized under this program had been repurchased. Repurchase of the remaining 1,437,532 shares authorized under this program was completed in June 2007.

(3)      On April 19, 2007, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. Such program did not require the approval of the OTS.

(4)      On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. Such program did not require the approval of the OTS.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2007, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2007.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Withheld
Election of Directors:
Davis C. Chapin	55,014,262	1,347,946
John A. Hackett	55,182,596	1,179,613
John L. Hall, II	55,036,419	1,325,789
Hollis W. Plimpton, Jr.	55,027,958	1,334,251
Rosamond B. Vaule	55,034,092	1,328,117

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of appointment of the independent registered public accounting firm	55,685,733	442,207	60,197

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

BROOKLINE BANCORP, INC.

Date: August 7, 2007	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer