Form 10-Q
period 2007-09-30
BROOKLINE BANCORP INC
filed 2007-11-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

FORM 10-Q

Part I -  Financial Information

Item 1.  Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$15,665	$18,237
Short-term investments	130,254	134,417
Securities available for sale	265,424	335,246
Securities held to maturity (market value of $203 and $242, respectively)	195	233
Restricted equity securities	26,563	28,567
Loans	1,892,087	1,792,062
Allowance for loan losses	(23,461)	(23,024)
Net loans	1,868,626	1,769,038
Accrued interest receivable	9,897	10,310
Bank premises and equipment, net	9,267	9,335
Deferred tax asset	10,936	11,036
Prepaid income taxes	1,089	1,801
Goodwill	42,545	42,545
Identified intangible assets, net of accumulated amortization of $6,115 and $4,604, respectively	6,837	8,348
Other assets	4,608	3,927
Total assets	$2,391,906	$2,373,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,244,642	$1,210,206
Brokered deposits	67,991	78,060
Borrowed funds	512,019	463,806
Subordinated debt	7,024	12,092
Mortgagors’ escrow accounts	5,429	5,114
Accrued expenses and other liabilities	21,997	19,494
Total liabilities	1,859,102	1,788,772

Minority interest in subsidiary	1,321	1,375

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,256,281 shares and 62,989,384 shares issued, respectively	633	630
Additional paid-in capital	511,758	508,248
Retained earnings, partially restricted	70,109	96,229
Accumulated other comprehensive income (loss)	7	(640)
Treasury stock, at cost – 3,922,911 shares and 1,405,611 shares, respectively	(47,815)	(18,144)
Unallocated common stock held by ESOP – 588,500 shares and 629,081 shares, respectively	(3,209)	(3,430)
Total stockholders’ equity	531,483	582,893

Total liabilities and stockholders’ equity	$2,391,906	$2,373,040

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
Interest income:
Loans	$31,258	$29,154	$91,181	$81,356
Debt securities	3,342	3,774	10,682	11,033
Marketable equity securities	15	30	50	93
Restricted equity securities	469	763	1,353	1,074
Short-term investments	1,759	1,436	5,242	3,874
Total interest income	36,843	35,157	108,508	97,430

Interest expense:
Retail deposits	11,476	9,523	33,332	25,354
Brokered deposits	1,019	968	3,092	1,605
Borrowed funds	6,211	6,256	17,371	17,313
Subordinated debt	140	236	531	667
Total interest expense	18,846	16,983	54,326	44,939

Net interest income	17,997	18,174	54,182	52,491
Provision for loan losses	1,503	813	3,860	2,420
Net interest income after provision for loan losses	16,494	17,361	50,322	50,071

Non-interest income:
Fees and charges	926	829	3,217	2,362
Gains on securities, net	—	—	—	558
Other income	1	8	40	28
Total non-interest income	927	837	3,257	2,948

Non-interest expense:
Compensation and employee benefits	5,227	5,027	15,712	14,462
Occupancy	854	837	2,545	2,396
Equipment and data processing	1,700	1,538	4,872	4,478
Professional services	462	365	1,477	1,007
Advertising and marketing	406	294	813	749
Amortization of identified intangibles	503	569	1,510	1,665
Other	1,243	1,002	3,521	2,577
Total non-interest expense	10,395	9,632	30,450	27,334

Income before income taxes and minority interest	7,026	8,566	23,129	25,685
Provision for income taxes	2,711	3,383	8,932	10,109
Net income before minority interest	4,315	5,183	14,197	15,576

Minority interest in earnings of subsidiary	66	74	154	141
Net income	$4,249	$5,109	$14,043	$15,435

Earnings per common share:
Basic	$0.07	$0.08	$0.24	$0.25
Diluted	0.07	0.08	0.23	0.25

Weighted average common shares outstanding during the period:
Basic	58,541,627	60,387,098	59,597,169	60,353,648
Diluted	59,020,681	61,060,561	60,171,865	61,064,942

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)

Net income	$4,249	$5,109	$14,043	$15,435

Other comprehensive income, net of taxes:
Unrealized securities holding gains	1,559	2,306	1,025	1,311
Income tax expense	(563)	(847)	(370)	(467)
Net unrealized securities holding gains	996	1,459	655	844

Adjustment of accumulated obligation for postretirement benefits	(6)	—	(13)	—
Income tax benefit	2	—	5	—
Net adjustment of accumulated obligation for postretirement benefits	(4)	—	(8)	—

Net unrealized holding gains	992	1,459	647	844

Less reclassification adjustment for gains included in net income:
Realized gains	—	—	—	558
Income tax expense	—	—	—	200
Net reclassification adjustment	—	—	—	358

Net other comprehensive income	992	1,459	647	486

Comprehensive income	$5,241	$6,568	$14,690	$15,921

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	Common	Additional paid- in	Retained	Accumulated other comprehensive	Treasury	Unearned compensation- recognition and retention	Unallocated common stock held by	Total stockholders’
	stock	capital	earnings	loss	stock	plans	ESOP	equity
Balance at December 31, 2005	$630	$512,338	$121,042	$(1,577)	$(18,144)	$(8,103)	$(3,736)	$602,450

Net income	—	—	15,435	—	—	—	—	15,435

Other comprehensive income	—	—		486	—	—	—	486

Common stock dividends of $0.655 per share	—	—	(39,579)	—	—	—	—	(39,579)

Payment of dividend equivalent rights	—	—	(960)	—	—	—	—	(960)

Income tax benefit from vested recognition and retention plan shares and dividend payments on unexercised stock options and allocated ESOP shares	—	224	—	—	—	—	—	224

Transfer of unearned compensation under the recognition and retention plans to additional paid-in capital	—	(8,103)	—	—	—	8,103	—	—

Compensation under recognition and retention plans	—	2,226	—	—	—	—	—	2,226

Common stock held by ESOP committed to be released (42,057 shares)	—	371	—	—	—	—	229	600

Balance at September 30, 2006	$630	$507,056	$95,938	$(1,091)	$(18,144)	$—	$(3,507)	$580,882

(Continued)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2006	$630	$508,248	$96,229	$(640)	$(18,144)	$(3,430)	$582,893

Net income	—	—	14,043	—	—	—	14,043

Other comprehensive income	—	—	—	647	—	—	647

Common stock dividends of $0.655 per share	—	—	(39,181)	—	—	—	(39,181)

Payment of dividend equivalent rights	—	—	(982)	—	—	—	(982)

Exercise of stock options (299,186 shares)	3	774	—	—	—	—	777

Treasury stock purchases (2,517,300 shares)	—	—	—	—	(29,671)	—	(29,671)

Reload options granted	—	81	—	—	—	—	81

Income tax benefit from vested recognition and retention plan shares and dividend payments on unexercised stock options and allocated ESOP shares	—	310	—	—	—	—	310

Compensation under recognition and retention plans	—	2,070	—	—	—	—	2,070

Forfeiture of unvested recognition and retention plan shares (23,460 shares)	—	—	—	—	—	—	—

Common stock held by ESOP committed to be released (40,581 shares)	—	275	—	—	—	221	496

Balance at September 30, 2007	$633	$511,758	$70,109	$7	$(47,815)	$(3,209)	$531,483

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2007	2006
	(unaudited)

Cash flows from operating activities:
Net income	$14,043	$15,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,860	2,420
Compensation under recognition and retention plans	2,070	2,226
Release of ESOP shares	496	600
Depreciation and amortization	1,092	1,058
Net amortization (accretion) of securities premiums and discounts	(810)	77
Amortization of deferred loan origination costs	7,553	6,214
Amortization of identified intangible assets	1,511	1,665
Accretion of acquisition fair value adjustments	(612)	(954)
Amortization of mortgage servicing rights	16	15
Net gains from sales of securities	—	(558)
Equity interest in earnings of other investment	—	(1)
Minority interest in earnings of subsidiary	154	141
Deferred income taxes	(265)	(501)
(Increase) decrease in:
Accrued interest receivable	413	(833)
Prepaid income taxes	712	(1,690)
Other assets	(697)	50
Increase (decrease) in:
Income taxes payable	—	(630)
Accrued expenses and other liabilities	2,330	1,446
Net cash provided from operating activities	31,866	26,180

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	903
Proceeds from redemptions and maturities of securities available for sale	123,744	105,882
Proceeds from redemptions and maturities of securities held to maturity	38	165
Purchase of securities available for sale	(51,960)	(98,359)
Purchase of Federal Home Loan Bank of Boston stock	—	(5,486)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	2,004	—
Net increase in loans	(110,445)	(62,980)
Purchase of bank premises and equipment	(1,072)	(516)
Acquisition, net of cash and cash equivalents acquired	—	(10,547)
Net cash used for investing activities	(37,691)	(70,938)

(Continued)

	Nine months ended September 30,
	2007	2006
	(unaudited)

Cash flows from financing activities:
Decrease in demand deposits and NOW, savings and money market savings accounts	$(16,499)	$(52,498)
Increase in retail certificates of deposit	50,974	72,138
Increase (decrease) in brokered certificates of deposit	(10,069)	78,096
Proceeds from Federal Home Loan Bank of Boston advances	739,500	2,697,500
Repayment of Federal Home Loan Bank of Boston advances	(691,257)	(2,619,414)
Repayment of subordinated debt	(5,000)	—
Repayment of other borrowed funds of subsidiary	—	(95,410)
Increase in mortgagors’ escrow accounts	315	203
Income tax benefit from vested recognition and retention plan shares and dividend payments on unexercised stock options and allocated ESOP shares	310	224
Proceeds from exercise of stock options	777	—
Reload stock options granted	81	—
Purchase of treasury stock	(29,671)	—
Payment of dividends on common stock	(39,181)	(39,579)
Payment of dividend equivalent rights	(982)	(960)
Payment of dividend to minority interest members of subsidiary	(208)	—
Net cash (used for) provided from financing activities	(910)	40,300

Net decrease in cash and cash equivalents	(6,735)	(4,458)
Cash and cash equivalents at beginning of period	152,654	118,395
Cash and cash equivalents at end of period	$145,919	$113,937

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$53,726	$43,332
Income taxes	8,175	11,978

Acquisition of Eastern Funding LLC:
Assets acquired (excluding cash and cash equivalents)	$—	111,709
Liabilities assumed	—	99,972
Minority interest in subsidiary	—	1,190

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(1)       Basis of Presentation and New Accounting Pronouncement Adopted in 2007

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.3% owned subsidiary, Eastern Funding LLC (“Eastern”). A controlling interest in Eastern was acquired on April 13, 2006. Included in the Company’s earnings are the operating results of Eastern commencing in the 2006 second quarter. In the first quarter of 2006, the Company accounted for its investment in Eastern under the equity method.

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

New Accounting Pronouncement Adopted in 2007

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

(2)         Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$117,408	$268	$12	$117,664
Municipal obligations	5,606	—	58	5,548
Auction rate municipal obligations	13,050	—	—	13,050
Corporate obligations	4,846	2	93	4,755
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	88,372	275	104	88,543
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	34,102	5	818	33,289
Total debt securities	263,884	550	1,085	263,349
Marketable equity securities	1,943	167	35	2,075
Total securities available for sale	$265,827	$717	$1,120	$265,424

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$195	$8	$—	$203

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$213,528	$90	$247	$213,371
Municipal obligations	8,660	—	153	8,507
Auction rate municipal obligations	12,650	—	—	12,650
Corporate obligations	6,467	49	6	6,510
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	52,126	21	176	51,971
Mortgage-backed securities issued by U.S. Government-sponsored enterprises.	40,209	7	1,154	39,062
Total debt securities	334,140	167	1,736	332,571
Marketable equity securities	2,535	178	38	2,675
Total securities available for sale	$336,675	$345	$1,774	$335,246

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$233	$9	$—	$242

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $21 at September 30, 2007 and $38 at December 31, 2006.

(3)         Loans (Dollars in thousands)

A summary of loans follows:

	September 30,	December 31,
	2007	2006
Mortgage loans:
One-to-four family	$298,759	$286,623
Multi-family	323,202	331,106
Commercial real estate	375,125	373,744
Construction and development	22,640	37,589
Home equity	34,227	36,432
Second	23,222	16,646
Total mortgage loans	1,077,175	1,082,140
Indirect automobile loans	605,912	540,094
Commercial loans – Eastern	140,213	127,275
Other commercial loans	157,431	110,780
Other consumer loans	3,654	3,322
Total gross loans	1,984,385	1,863,611
Unadvanced funds on loans	(109,433)	(85,879)
Deferred loan origination costs:
Indirect automobile loans	15,879	13,175
Commercial loans – Eastern	873	991
Other	383	164
Total loans	$1,892,087	$1,792,062

(4)         Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Nine month ended September 30,
	2007	2006

Balance at beginning of period	$23,024	$22,248
Allowance obtained through acquisition	—	1,958
Provision for loan losses	3,701	2,420
Charge-offs	(3,954)	(2,063)
Recoveries	690	503
Balance at end of period	$23,461	$25,066

During the nine months ended September 30, 2007, the liability for unfunded credit commitments was increased to $1,445 at September 30, 2007 by a $159 charge to the provision for loan losses. Such liability, which is included in other liabilities, was $1,286 at December 31, 2006.

(5)         Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30,	December 31,
	2007	2006

Demand checking accounts	$64,946	$65,926
NOW accounts	81,301	94,538
Savings accounts	65,524	66,339
Guaranteed savings accounts	21,132	32,725
Money market savings accounts	219,233	209,107
Retail certificate of deposit accounts	792,506	741,571
Total retail deposits	1,244,642	1,210,206
Brokered certificates of deposit	67,991	78,060
Total deposits	$1,312,633	$1,288,266

(6)         Accumulated Other Comprehensive Income (Loss) (Dollars in thousands)

Accumulated other comprehensive income of $7 at September 30, 2007 was comprised of an unrealized loss on securities available for sale, net of income taxes, of $235 and an unrealized gain related to postretirement benefits, net of income taxes, of $242. Accumulated other comprehensive loss of $640 at December 31, 2006 was comprised of an unrealized loss on securities available for sale, net of income taxes, of $890 and an unrealized gain related to postretirement benefits, net of income taxes, of $250. At September 30, 2007 and December 31, 2006, the resulting net income tax (expense) benefit amounted to $(6) and $359, respectively.

(7)         Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At September 30, 2007, the Company had outstanding commitments to originate loans of $70,654, $9,640 of which were one-to-four family mortgage loans, $16,155 were commercial real estate mortgage loans, $20,768 were multi-family mortgage loans, $3,465 were commercial loans to condominium associations and $20,626 were commercial loans. Unused lines of credit available to customers were $54,927, of which $51,354 were equity lines of credit.

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

(8)         Dividend Declaration

On October 18, 2007, the Board of Directors of the Company approved a regular quarterly dividend of $0.085 per share payable November 15, 2007 to stockholders of record on October 31, 2007.

(9)         Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

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

Total expense for the RRP plans amounted to $666, $652, $2,070 and $2,226 for the three months and nine months ended September 30, 2007 and 2006, respectively. The compensation cost of non-vested RRP shares at September 30, 2007 is expected to be charged to expense as follows: $534 during the three month period ended December 31, 2007 and $2,135 and $143 during the years ended December 31, 2008 and 2009, respectively. As of September 30, 2007, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 131,060 shares, respectively.

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

Total expense for the stock option plans amounted to $81 and none for the nine months ended September 30, 2007 and 2006, respectively.

Activity under the Company’s stock option plans for the nine months ended September 30, 2007 was as follows:

Options outstanding at January 1, 2007	3,182,988
Reload options granted at:
$ 12.46 per option	7,929
$ 10.69 per option	46,249
$ 10.87 per option	56,836
Cancelled reloaded options ($11.00 to $15.42 per option)	(16,849)
Forfeited options ($15.02 per option)	(80,500)
Options exercised at $4.944 per option	(402,271)
Options outstanding at September 30, 2007	2,794,382

Exercisable at September 30, 2007 at:
$ 4.944 per share	1,369,297
$ 10.69 per share	46,249
$ 10.87 per share	56,836
$ 12.91 per share	41,000
$ 15.02 per share	1,277,000
2,790,382

Aggregate intrinsic value of options outstanding	$9,183

Weighted average exercise price per option	$9.89

Weighted average remaining contractual life in years at end of period	3.68

As of September 30, 2007, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 245,980 options and 1,218,000 options, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at September 30, 2007 and December 31, 2006, which was $3,814 and $4,002, respectively, is eliminated in consolidation.

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

At September 30, 2007, the ESOP held 588,500 unallocated shares at an aggregate cost of $3,209; the market value of such shares at that date was $6,821. For the nine months ended September 30, 2007 and 2006, $496 and $600, respectively, was charged to compensation expense based on the commitment to release to eligible employees 40,581 shares and 42,057 shares in those respective periods.

(10)       Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$14	$14	$43	$42
Interest cost	11	12	33	35
Prior service cost	(7)	(6)	(21)	(17)
Actuarial gain	(3)	(1)	(1)	(2)
Net periodic benefit costs	$15	$19	$54	$58

Benefits paid amounted to $11 and $8 for the nine months ended September 30, 2007 and 2006, respectively.

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

Common Stock Repurchases

During the three months and nine months ended September 30, 2007, 457,300 shares and 2,157,300 shares, respectively, of the Company’s common stock were repurchased at an average cost of $10.56 and $11.79, respectively, inclusive of transaction costs.

As of June 30, 2007, the Company was authorized to repurchase up to 2,212,532 shares of its common stock. On July 19, 2007, the Board of Directors of the Company approved a program to repurchase an additional 2,000,000 shares of the Company’s common stock. The new program will become effective upon completion of the buy back of 1,755,232 shares remaining as of September 30, 2007 under the previously approved existing repurchase program. Under both the previous and new repurchase programs, the Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and nine months ended September 30, 2007 and 2006.

Operating Highlights

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)

Net interest income	$17,997	$18,174	$54,182	$52,491
Provision for loan losses	1,503	813	3,860	2,420
Non-interest income	927	837	3,257	2,948
Amortization of identified intangible assets	503	569	1,510	1,665
Other non-interest expenses	9,892	9,063	28,940	25,669
Income before income taxes and minority interest	7,026	8,566	23,129	25,685
Provision for income taxes	2,711	3,383	8,932	10,109
Minority interest in earnings of subsidiary	66	74	154	141
Net income	4,249	5,109	14,043	15,435

Basic earnings per common share	$0.07	$0.08	$0.24	$0.25
Diluted earnings per common share	0.07	0.08	0.23	0.25

Interest rate spread	2.14%	2.17%	2.13%	2.16%
Net interest margin	3.16%	3.15%	3.18%	3.13%

Financial Condition Highlights

	At Sept. 30, 2007		At December 31, 2006		At Sept. 30, 2006
	(In thousands)

Total assets	$2,391,906		$2,373,040		$2,375,472
Net loans	1,868,626		1,769,038		1,775,342
Retail deposits	1,244,642		1,210,206		1,187,700
Brokered deposits	67,991		78,060		78,096
Borrowed funds and subordinated debt	519,043		475,898		501,660
Stockholders’ equity	531,483		582,893		580,882
Stockholders’ equity to total assets	22.22%		24.56%		24.45%

Allowance for loan losses	$23,461	(A)	$23,024	(A)	$25,066
Non-performing assets	4,820		1,959		2,299

(A)      Net of an allowance for unfunded loan commitments of $1,445 and $1,286, respectively, which is included in other liabilities at those dates.

The major factors affecting recent and projected operating and financial condition highlights are as follows:

•                 The continued pressure on interest rate spread and net interest margin

•                 Growth of the indirect automobile (“auto”) loan portfolio

•                 Higher provisions for loan losses relating to the auto and Eastern loan portfolios

•                 Higher non-interest expense of $763,000 (7.9%) in the 2007 third quarter compared to the 2006 third quarter and $3,116,000 (11.4%) in the 2007 nine month period compared to the 2006 nine month period

•                 Repurchases of the Company’s common stock (457,300 shares in the 2007 third quarter and 2,517,300 shares in the 2007 nine month period)

Commentary on each of the factors listed is presented on the following pages.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and nine months ended September 30, 2007 and 2006. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2007			2006
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$134,882	1,759	5.17%	$108,992	$1,436	5.23%
Debt securities (2)	269,968	3,428	5.08	349,759	3,865	4.42
Equity securities (2) (4)	27,704	490	7.02	31,215	805	10.23
Mortgage loans (3)	1,029,843	16,316	6.34	1,075,151	17,305	6.44
Commercial loans - Eastern Funding (3)	140,105	3,703	10.57	122,349	3,338	10.82
Other commercial loans (3)	76,076	1,358	7.14	67,866	1,190	7.01
Indirect automobile loans (3)	616,968	9,815	6.31	541,343	7,263	5.32
Other consumer loans (3)	3,450	66	7.65	3,058	58	7.59
Total interest-earning assets	2,298,996	36,935	6.41%	2,299,733	35,260	6.11%
Allowance for loan losses	(23,310)			(25,000)
Non-interest earning assets	99,626			104,092
Total assets	$2,375,312			$2,378,825

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$81,869	63	0.31%	$86,869	54	0.25%
Savings accounts	90,684	360	1.57	111,492	478	1.70
Money market savings accounts	224,967	1,628	2.87	221,066	1,458	2.62
Retail certificates of deposit	767,063	9,425	4.87	694,076	7,533	4.31
Total retail deposits	1,164,583	11,476	3.91	1,113,503	9,523	3.39
Brokered certificates of deposit	74,996	1,019	5.39	71,574	968	5.37
Total deposits	1,239,579	12,495	4.00	1,185,077	10,491	3.51
Borrowed funds	502,870	6,211	4.83	512,691	6,256	4.77
Subordinated debt	7,034	140	7.79	12,144	236	7.60
Total interest bearing liabilities	1,749,483	18,846	4.27%	1,709,912	16,983	3.94%
Non-interest-bearing demand checking accounts	63,405			59,864
Other liabilities	25,470			24,088
Total liabilities	1,838,358			1,793,864
Stockholders’ equity	536,954			584,961
Total liabilities and stockholders’ equity	$2,375,312			$2,378,825
Net interest income (tax equivalent basis)/interest rate spread (5)		18,089	2.14%		18,277	2.17%
Less adjustment of tax exempt income		92			103
Net interest income		$17,997			$18,174
Net interest margin (6)			3.16%			3.15%

(1)	Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.
(2)

Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)	Loans on non-accrual status are included in average balances.
(4)

The Federal Home Loan Bank (“FHLB”) changed the timing of its declaration of dividends on its common stock. As a result, no dividend was declared by the FHLB in the second quarter of 2006 and, accordingly, no dividend income was recognized by the Company in that period. In the third quarter of 2006, the FHLB declared dividends that were equivalent to two quarterly periods. The amount of dividend income recognized by the Company in the third quarter of 2006 was $761. The yield on average interest-earning assets in the three months ended September 30, 2006 was 0.06% higher than it otherwise would have been if the equivalent of an extra quarterly dividend had not been received during that three month period.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine months ended September 30,
	2007			2006
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$134,722	$5,242	5.19%	$107,355	$3,874	4.81%
Debt securities (2)	290,825	11,023	5.01	357,086	11,291	4.22
Equity securities (2)	27,990	1,430	6.78	29,818	1,203	5.38
Mortgage loans (3)	1,033,393	49,538	6.39	1,089,391	52,110	6.38
Commercial loans - Eastern Funding (3)	132,475	10,629	10.70	78,523	6,360	10.80
Other commercial loans (3)	71,459	3,816	7.12	66,058	3,421	6.91
Indirect automobile loans (3)	591,590	27,001	6.09	514,143	19,301	5.01
Other consumer loans (3)	3,336	197	7.87	2,988	164	7.32
Total interest-earning assets	2,285,790	108,876	6.35%	2,245,362	97,724	5.80%
Allowance for loan losses	(23,150)			(23,987)
Non-interest earning assets	98,893			102,697
Total assets	$2,361,533			$2,324,072

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$85,148	203	0.32%	$89,850	163	0.24%
Savings accounts	95,335	1,164	1.63	116,083	1,368	1.57
Money market savings accounts	218,783	4,596	2.80	223,419	3,955	2.36
Retail certificates of deposit	756,401	27,369	4.82	669,377	19,868	3.96
Total retail deposits	1,155,667	33,332	3.85	1,098,729	25,354	3.08
Brokered certificates of deposit	76,797	3,092	5.37	40,000	1,605	5.35
Total deposits	1,232,464	36,424	3.94	1,138,729	26,959	3.16
Borrowed funds	475,446	17,371	4.87	497,139	17,313	4.64
Subordinated debt	9,106	531	7.78	12,176	667	7.30
Total interest bearing liabilities	1,717,016	54,326	4.22%	1,648,044	44,939	3.64%
Non-interest-bearing demand checking accounts	62,521			61,725
Other liabilities	25,176			22,492
Total liabilities	1,804,713			1,732,261
Stockholders’ equity.	556,820			591,811
Total liabilities and stockholders’ equity	$2,361,533			$2,324,072
Net interest income (tax equivalent basis)/interest rate spread (4)		54,550	2.13%		52,785	2.16%
Less adjustment of tax exempt income		368			294
Net interest income		$54,182			$52,491
Net interest margin (5)			3.18%			3.13%

(1)	Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.
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

Highlights from the above tables follow.

•                 Interest rate spread declined from 2.16% in the 2006 nine month period to 2.13% in the 2007 nine month period as the average rate paid on interest-bearing liabilities rose more rapidly than the average rate realized on interest-earning assets. In the 2007 third quarter, however, interest rate spread improved modestly to 2.14% from 2.13% in the 2007 second quarter and 2.11% in the 2007 first quarter.

•                 Net interest margin increased from 3.13% in the 2006 nine month period to 3.18% in the 2007 nine month period. The improvement resulted primarily from an increase in higher yielding loans. Net interest margin, however, declined from 3.20% in the 2007 first quarter to 3.18% in the 2007 second quarter and 3.16% in the 2007 third quarter. The decline was due primarily to a reduction in stockholders’ equity resulting from repurchases of the Company’s common stock and the payments of extra dividends of $0.20 per share both in February and August 2007. Stockholders’ equity at September 30, 2007 ($531.5 million) was $51.4 million less than at December 31, 2006 ($582.9 million).

•                 As previously mentioned, a change in the timing of the declaration of dividends by the FHLB caused the yield on average interest-earning assets in the 2006 third quarter to be 0.06% higher than it otherwise would have been if the equivalent of an extra quarterly dividend had not been received in that quarter.

•                 Foregone interest income from the use of $29.7 million to repurchase shares of the Company’s common stock was approximately $357,000 in the 2007 third quarter and $527,000 in the 2007 nine month period.

•                 Interest income was 11% higher in the 2007 nine month period than in the 2006 nine month period. Net interest income, however, increased only 3% as interest expense rose 21%. The Company’s mix of deposits continued to shift from lower rate transaction accounts to higher rate certificates of deposit. Certificates of deposit comprised 65.5% of the average balance of total retail deposits in the 2007 nine month period compared to 60.9% in the 2006 nine month period.

•                 The average balance of total loans outstanding as a percent of the average of total interest-earning assets increased from 80.1% in the 2007 second quarter to 81.2% in the 2007 third quarter and from 78.0% in the 2006 nine month period to 80.2% in the 2007 nine month period. Generally, the yield on loans is higher than on investment securities.

•                 Average interest-earning assets in the 2007 third quarter were $16.3 million, or 0.7%, higher than in the 2007 second quarter. Declines in the average balances of mortgage loans ($2.4 million), debt securities ($18.3 million) and short-term investments ($3.9 million) were more than offset by increases in the average balances of auto loans ($22.5 million), Eastern loans ($11.0 million), most of which resulted from the purchase of $9.5 million of seasoned loans from a third party manufacturer of laundry equipment at the end of the 2007 second quarter, and $6.8 million in commercial loans.

•                 Average interest-earning assets in the 2007 nine month period increased $40.4 million, or 1.8%, compared to the 2006 nine month period. The growth resulted primarily from increases in auto loans ($77.4 million), Eastern loans ($54.0 million), most of which occurred upon the acquisition in April 2006, commercial loans ($5.4 million) and short-term investments ($27.4 million). Offsetting some of these increases were reductions in the average balances of mortgage loans ($56.0 million) and debt securities ($66.3 million).

•                 The average rate earned on mortgage loans, the Company’s largest asset category, declined from 6.44% in the 2006 third quarter to 6.34% in the 2007 third quarter. Over the past year, it was increasingly difficult to incorporate rising funding costs into the pricing of mortgage loan originations. Some financial institutions and other entities active in mortgage lending sought to enhance yields by originating higher risk mortgage loans. The Company refrained from such originations and, at September 30, 2007, its mortgage loan portfolio did not include any subprime or option adjustable rate loans. The decision to maintain high underwriting standards and aggressive loan pricing by competitors resulted in less loan originations and the decline in mortgage loans outstanding mentioned above.

•                 Growth in auto loans and Eastern loans, coupled with higher yields earned on those loans, more than offset the adverse consequences resulting from the decline in average balances and yields on mortgage loans. The yield on auto loans improved from 5.32% in the 2006 third quarter to 6.31% in the 2007 third quarter. The yield on Eastern loans remained high in relation to other asset categories at 10.57% in the 2007 third quarter compared to 10.82% in the 2006 third quarter. The decline resulted primarily from the purchase of seasoned loans at the end of the 2007 second quarter previously mentioned and an increase in loans on non-accrual status.

•                 The average balance of borrowings from the FHLB declined from $497.1 million in the 2006 nine month period to $475.4 million in the 2007 nine month period, but the rates paid on such borrowings increased from 4.64% to 4.87% in those respective periods. The average balance of borrowings from the FHLB was $502.9 million in the 2007 third quarter and the rate paid on such funds was 4.83%.

The inverted yield curve, which existed for some time, started to modestly slope upward in the 2007 second quarter. The Board of Governors of the Federal Reserve System in September 2007 reduced by 0.50% the federal funds rate for overnight borrowings between banks. These developments should have a favorable impact prospectively on the Company’s interest rate spread and net interest margin. Meaningful improvement, however, will continue to be difficult until the yield curve becomes more upward in slope.

Auto Loans

The Company’s auto loan portfolio, which grew $74.4 million, or 14.0%, from September 30, 2006 ($531.5 million) to September 30, 2007 ($605.9 million), grew $14.9 million, or 2.5%, in the 2007 third quarter. The recent slower rate of growth was attributable to the following factors: the need for higher loan originations to offset the reduction in loan balances from normal monthly principal payments, contraction in auto sales and aggressive interest rate promotions by manufacturer finance subsidiaries. In light of a rise in auto loan delinquencies and charge-offs in the 2007 third quarter and signs of a possible weakening of the economy that could make it more difficult for consumers to service their debt, the Company has tightened its underwriting guidelines and expects moderate, if any, growth in its auto loan portfolio during the next few quarters.

Since entering the business in February 2003, it has been the Company’s policy to limit loans to borrowers with credit scores below 660 to no more than 15% of the total portfolio. In 2006, based on its historically favorable loan loss experience and a desire to improve the profitability of auto lending, the Company expanded its lending to borrowers with lower credit scores and the financing of used autos versus new autos. The percent of auto loans outstanding with credit scores below 660 was 11.7% at September 30, 2007 and June 30, 2007, 11.0% at December 31, 2006 and 10.6% at September 30, 2006. The average credit score of all auto loans weighted by principal balances outstanding at September 30, 2007 was 727.

Prior to 2007, the annualized rate of net charge-offs as a percent of auto loans outstanding remained relatively constant. The rate was 0.40% in 2004, 0.32% in 2005 and 0.35% in 2006. In the 2007 first quarter, the annualized rate rose to 0.55%, then declined to 0.36% in the 2007 second quarter and increased to 0.80% in the 2007 third quarter. Loans delinquent 30 days or more were $7.4 million, or 1.23% of loans outstanding at September 30, 2007 compared to $5.9 million (0.99%) at June 30, 2007 and $7.1 million (1.31%) at December 31, 2006. The rise in net charge-offs in 2007 appears to be due primarily to economic pressures affecting the ability of consumers to service their debt and larger per unit losses upon auto repossession due to weaker demand and slowing retail auto business activity. Continuation of these factors would likely result in higher auto loan losses during the next few quarters.

Provision for Loan Losses

The provision for loan losses, which is comprised of amounts relating to the auto loan portfolio, the Eastern loan portfolio and the remainder of the Company’s loan portfolio, was $1,503,000 in the 2007 third quarter compared to $813,000 in the 2006 third quarter and $3,860,000 in the 2007 nine month period compared to $2,420,000 in the 2006 nine month period.

The amounts provided for auto loans in the 2007 and 2006 third quarters were $1,389,000 and $850,000, respectively, and $3,012,000 and $2,355,000, respectively, in the 2007 and 2006 nine month periods. The increases resulted in part from higher loan balances but more from a rise in net charge-offs. Net charge-offs were $1,232,000 in the 2007 third quarter (an annualized rate of net charge-offs of 0.80%) and $2,527,000 in the 2007 nine month period (0.57%). Net charge-offs in the 2006 nine month period were $1,381,000 (0.36%). See the prior section, “Auto Loans”, for a discussion about the reasons for the higher charge-offs and trends in this segment of the Company’s lending activities.

The provisions for loan losses related to the Eastern portfolio in the 2007 and 2006 third quarters were $114,000 and $238,000, respectively, $823,000 in the 2007 nine month period and $415,000 in the six month period ended September 30, 2006. Net charge-offs declined from $391,000 in the 2007 first quarter to $288,000 in the 2007 second quarter and $63,000 in the 2007 third quarter, which was aided by recoveries of $179,000 in that quarter. The resulting annualized rate of net charge-offs for the 2007 nine month period was 0.75% of average loans outstanding. Loans delinquent 30 days or more increased from $1,436,000 (1.13% of total loans) at December 31, 2006 to $2,002,000 (1.45%) at June 30, 2007 and $3,414,000 (2.44%) at September 30, 2007. Loans on non-accrual at those respective dates were $657,000 (0.52% of total loans), $2,254,000 (1.63%) and $2,169,000 (1.55%). The total allowance for loan losses related to Eastern’s loans was $2,377,000, or 1.80% of loans outstanding at September 30, 2007 (excluding seasoned loans purchased at the end of the 2007 second quarter). Despite a much lower rate of net charge-off experience, the allowance is maintained at 1.80% in recognition of the higher risk exposure associated with Eastern’s loans. The higher risk exposure is the reason why the rates charged on the loans are significantly above those on other segments of the Company’s loan portfolio.

Regarding the remainder of the Company’s loan portfolio, which is comprised primarily of mortgage loans and commercial loans, the provision for loan losses in the 2007 third quarter and nine month period were none and $25,000, respectively. In the 2006 third quarter and nine month period, credits to the provision for loan losses of $275,000 and $350,000, respectively, were taken to income as a result of reductions in loans outstanding caused by payoffs. No mortgage loans or commercial loans were charged off in 2007 or 2006. Loans delinquent 90 days or more at September 30, 2007 were $1,026,000.

Non-Interest Expense

Non-interest expenses were $763,000, or 7.9%, higher in the 2007 third quarter than in the 2006 third quarter due primarily to higher expenses related to auto loan growth, higher marketing expenses for promotion of deposit programs, higher legal fees and higher costs for loan collections and auto repossessions. The $3,116,000, or 11.4%, increase in non-interest expenses in the 2007 nine month period compared to the 2006 nine month period was due primarily to the inclusion of Eastern’s operations for only six months in 2006 (due to the acquisition of a controlling interest in April of that year), the opening of a new branch in April 2006, higher professional fees for legal and audit services, and higher costs for loan collections and auto repossessions.

Repurchases of the Company’s Common Stock

During the 2007 third quarter, the Company repurchased 457,300 shares of its common stock at a total cost of $4,831,000, or $10.56 per share including transaction costs. In the 2007 nine month period, the Company repurchased 2,517,300 shares of its common stock at a total cost of $29,671,000, or $11.79 per share including transaction costs. As of September 30, 2007, the Company remained authorized to repurchase an additional 3,755,332 shares of common stock.

Other Operating Highlights

Non-Interest Income. Sales of marketable equity securities resulted in a pre-tax net gain of $558,000 in the 2006 first quarter. There were no other sales of securities in 2006 or in the first nine months of 2007.

Excluding securities gains, the increases in non-interest income in the 2007 third quarter and nine month periods compared to the same periods for 2006 were due primarily to higher deposit service fees, mortgage loan prepayment fees and auto loan fees. There were no fees from prepayment of mortgage loans in the 2007 third quarter compared to $99,000 in the 2006 third quarter; prepayment fees in the 2007 and 2006 nine month periods were $460,000 and $223,000, respectively. Fees from auto loan activities were $169,000 in the 2007 third quarter compared to $82,000 in the 2006 third quarter and $482,000 in the 2007 nine month period compared to $247,000 in the 2006 nine month period.

Provision for Income Taxes. The effective rate of federal and state income taxes applied to the Company’s pre tax income declined from 39.5% in the 2006 third quarter and 39.4% in the 2006 nine month period to 38.6% in the 2007 third quarter and nine month periods due primarily to a higher portion of taxable income being earned by the Company’s investment securities subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Other Financial Condition Highlights

Deposits. Retail deposits at September 30, 2007 were $13.4 million, or 1.1%, higher than at June 30, 2007 and $34.4 million, or 2.8%, higher than at December 31, 2006. The mix of deposits continued to shift to higher paying categories; certificates of deposit increased $30.2 million in the 2007 third quarter and $50.9 million since December 31, 2006. Competition for deposits, which remains keen, could result in further shifting to higher rate deposits.

Brokered deposits declined from $78.1 million at December 31, 2006 to $77.9 million at June 30, 2007 and $68.0 million at September 30, 2007. Brokered deposits maturing in the 2007 third quarter were replaced with funds from FHLB borrowings due to more attractive rate offerings.

Borrowed Funds. Funds borrowed from the FHLB increased from $463.8 million at December 31, 2006 to $480.2 million at June 30, 2007 and $512.0 million at September 30, 2007. Proceeds from the borrowings were used primarily to fund part of the loan growth and repurchases of the Company’s common stock, replace maturing brokered deposits and pay off $5.0 million of floating rate debentures scheduled to mature in 2032 that were callable in April 2007. The annual interest rate paid on the debentures at the date of payment was 9.09%.

Stockholders’ Equity. Stockholders’ equity declined $15.5 million in the 2007 third quarter and $51.4 million in the 2007 nine month period. The declines resulted primarily from repurchases of the Company’s common stock at a total cost of $29.7 million and payment to stockholders of extra dividends of $0.20 per share each in February and August 2007 ($24.1 million in total).

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$719	$—
Construction	307	—
Commercial real estate	—	90
Commercial loans - Eastern	2,169	657
Indirect automobile loans	178	$153
Total non-accrual loans	3,373	900
Repossessed vehicles	1,159	784
Repossessed equipment - Eastern	288	178
Other receivable	—	97
Total non-performing assets	$4,820	$1,959

Restructured loans	$553	$—

Allowance for loan losses	$23,461	$23,024

Allowance for loan losses as a percent of total loans	1.24%	1.28%
Non-accrual loans as a percent of total loans	0.18%	0.05%
Non-performing assets as a percent of total assets	0.20%	0.08%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days. The rise in total non-accrual loans since December 31, 2006 occurred primarily in the Eastern loan portfolio and in the mortgage loan portfolio.

Eastern loans on non-accrual increased from $657,000 (0.52% of Eastern loans outstanding) at December 31, 2006 to $2,154,000 (1.70%) at March 31, 2007 and $2,254,000 (1.63%) at June 30, 2007, but declined modestly to $2,169,000 (1.55%) at September 30, 2007. All of the Eastern loans on non-accrual are considered “impaired” pursuant to generally accepted accounting principles in the United States. Specific reserves on those loans amounted to $122,000 at December 31, 2006, $801,000 at June 30, 2007 and $682,000 at September 30, 2007.

While the total of Eastern loans on non-accrual has remained about the same during the last two quarters of 2007, loans delinquent 30 days and over increased from $1,436,000 (1.13% of total loans) at December 31, 2006 to $2,219,000 (1.75%) at March 31, 2007, declined slightly to $2,002,000 (1.45%) at June 30, 2007 and rose significantly to $3,414,000 (2.44%) at September 30, 2007. Eastern’s typical customer is a small business owner with limited capital resources available to absorb deteriorating economic conditions when they arise. The increase in delinquencies is a sign that some of Eastern’s customers are experiencing economic difficulties and that loan charge-offs could be higher in the future. See the section “Provision for Loan Losses” on a previous page for information regarding Eastern loan losses incurred in 2006 and 2007 and the allowance for loan losses established for the Eastern loan portfolio.

Mortgage loans on non-accrual increased from $90,000 at December 31, 2006 to $516,000 at June 30, 2007 and $1,026,000 at September 30, 2007. While the rate of increase is high, mortgage loan delinquencies remained modest in relation to a portfolio with over $1.0 billion of loans outstanding. Foreclosure proceedings have commenced on the non-accrual mortgage loans. A specific reserve of $40,000 was established for the estimated loss exposure related to those loans. At September 30, 2007, the mortgage loan portfolio did not include any subprime loans or option adjustable rate loans.

Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market rates and/or extension of repayment terms) are granted due to a borrower’s financial condition.

The total of repossessed vehicles has increased in 2007 due to a higher volume of auto lending and a rise in auto loan delinquencies. The Company is experiencing larger per unit losses upon repossession due to weaker demand and slowing retail auto business activity. Continuation of these trends could result in higher losses from repossessions in the future. See the section “Provision for Loan Losses” on a previous page for information regarding auto loan losses.

The allowance for loan losses was $23,461,000, or 1.24% of loans outstanding at September 30, 2007 compared to $23,024,000, or 1.28% of loans outstanding at December 31, 2006. While the allowance expressed as a percent of loans declined modestly, the total of the allowance is considered adequate based on the continued low amount of loans on non-accrual status, the absence of problem loans in the mortgage loan portfolio, generally favorable loan loss experience in the auto loan and Eastern loan portfolios, despite higher charge-offs in 2007, and the unallocated portion of the total allowance. Such unallocated portion amounted to $4,240,000 (18.1% of the total allowance) at September 30, 2007 compared to $4,315,000 (18.7%) at December 31, 2006.

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

At September 30, 2007, interest-earning assets maturing or repricing within one year amounted to $1.046 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.216 billion, resulting in a cumulative one year negative gap position of $170 million, or 7.1% of total assets. The Company had a negative one year cumulative gap position of $212 million or 8.9% of total assets at June 30, 2007, and $117 million, or 4.9% of total assets at December 31, 2006. The change in the cumulative one year gap position from the end of 2006 resulted primarily from an increase in interest-bearing liabilities and a shortening of the average maturity of certificates of deposit and borrowings from the FHLB.

A liability-sensitive gap position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates. GAP analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2007 amounted to $512.0 million and the Company had the capacity to increase that amount to $666.1 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2007, such assets amounted to $157.9 million, or 6.6% of total assets.

At September 30, 2007, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $443.4 million, or 19.3% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)              Not applicable.

b)             Not applicable.

c)              The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Programs

July 1 through July 31, 2007	260,000	$10.60	547,468	3,952,532

August 1 through August 31, 2007	197,300	$10.52	744,768	3,755,232

September 1 through September 30, 2007	—	—	744,768	3,755,232

Total	457,300	$10.56

(1)	Includes transaction costs.

(2)

On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to July 1, 2007, 287,468 shares authorized under this program had been repurchased.

(3)	On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock.

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

BROOKLINE BANCORP, INC.

Date: November 7, 2007	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer