Form 10-K
period 2007-12-31
BROOKLINE BANCORP INC
filed 2008-02-28
CIK 1049782

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the Fiscal Year Ended December 31, 2007, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the transition period from to

Commission File Number: 0-23695

BROOKLINE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	04-3402944 (I.R.S. Employer Identification No.)
160 Washington Street, Brookline, Massachusetts (Address of principal executive offices)	02447-0469 (Zip Code)
(617) 730-3500 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12 (g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. YES ☒    NO ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. YES ☐    NO  ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

         The number of shares of common stock held by nonaffiliates of the registrant as of February 25, 2008 was 57,661,296 for an aggregate market value of $581.8 million. This excludes 574,974 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

         At February 25, 2008, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 63,584,403 and 58,236,270, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Sections of the Annual Report to Stockholders for the year ended December 31, 2007 (Part I and Part II)
2.
Proxy Statement for the Annual Meeting of Stockholders dated March 17, 2008 (Part III)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that may be identified by the use of such words as "expect", "anticipate", "believe", "estimate", "intend", "will", "should", "would" and "could" and similar terms and phrases, including references to assumptions.

        Forward-looking statements are based on various assumptions and analyses made by management in establishing the Company's plans, objectives, goals and expectations. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following: general economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory changes, competition, technological developments, changes in accounting principles, litigation, retention and recruitment of qualified personnel, and market acceptance of the Company's pricing, products and services.

PART I

Item 1.    Business

General

        Brookline Bancorp, Inc. (the "Company") was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank ("Brookline" or the "Bank") upon completion of the reorganization of Brookline from a mutual savings bank into a mutual holding company structure. In January 2003, Brookline Savings Bank changed its name to Brookline Bank. Brookline was established as a savings bank in 1871. The Company is a Delaware corporation and the holding company parent of the Bank.

        On January 7, 2005, the Company completed the acquisition of Mystic Financial, Inc. ("Mystic") for approximately $69.1 million. That amount consisted of $27.7 million in cash (including approximately $3.9 million for the cancellation of Mystic stock options), issuance of 2,516,525 shares of the Company's common stock, $1.6 million in income tax benefits related to cancellation of the Mystic stock options, $4.7 million of direct acquisition costs, net of related tax benefits, and a credit of $1.1 million for 70,312 shares of Company common stock obtained and placed in treasury resulting from termination of Mystic's employee stock option plan and Company common stock owned by Mystic.

        Mystic was the parent of Medford Co-operative Bank, a bank headquartered in Medford, Massachusetts with seven banking offices serving customers primarily in Middlesex County in Massachusetts. The acquisition of Mystic has provided expanded commercial and retail banking opportunities in that market and enabled the Company to deploy some of its excess capital.

        On April 13, 2006, the Company increased its ownership interest in Eastern Funding LLC ("Eastern") from approximately 28% to 87% through a payment of $16.6 million in cash, including transaction costs. The acquisition added $115 million to the Company's assets, $108 million of which were loans. Eastern specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater metropolitan New York area and selected other locations throughout the United States of America. The acquisition has enabled the Company to originate high yielding loans to small business entities. For additional information about the acquisition, see note 2 of the Notes to Consolidated Financial Statements in the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Market Area and Credit Risk Concentration

        As of December 31, 2007, Brookline operated seventeen full-service banking offices in Brookline, Medford and adjacent communities in Middlesex County and Norfolk County in Massachusetts.

        Brookline's deposits are gathered from the general public primarily in the communities in which its banking offices are located. Brookline's lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. It should be noted, however, that Massachusetts has been losing population over the past few years. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

        Brookline's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of Brookline's activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of Brookline's borrowers have more than one multi-family or commercial real estate loan outstanding with Brookline. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

        Brookline's urban and suburban market also includes a significant number of one-to-four family residential properties. As a result, the origination of one-to-four family residential mortgage loans has been an important part of Brookline's lending activities. For the past several years, market value prices for residential properties have risen significantly. In 2007, there was a noticeable decline in market prices for residential properties. It is the view of several economists that home prices will continue to decline over the next few years. While, historically, Brookline has not experienced significant losses from residential mortgage lending, declining home prices could result in a rise in delinquencies and foreclosures, ultimately translating into loan losses. To mitigate the potential for such losses, Brookline has consistently applied conservative underwriting criteria in originating residential mortgage loans and financing construction of residential properties. Construction lending has not been a significant part of Brookline's lending activities.

        In the first quarter of 2003, the Company commenced originating indirect automobile loans. In general, the success of lending in this business segment depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, the Company's loan portfolio is not classified as "subprime lending". Most of the Company's loans are originated through automobile dealerships in Massachusetts, Connecticut, Rhode Island and New Hampshire.

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

Economic Conditions and Governmental Policies

        The earnings and business of the Company are affected by external influences such as general economic conditions and the policies of governmental authorities, including the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and bank credit to influence general economic conditions throughout the United States of America. The instruments of monetary policy employed by the Federal Reserve Board affect interest rates earned on investment securities and loans and interest rates paid on deposits and borrowed funds.

        Repayment of multi-family and commercial real estate loans made by the Company generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of commercial loans and Eastern loans generally is dependent on the demand for the borrowers' products or services and the ability of the borrower to compete and operate on a profitable basis. Repayment of residential mortgage loans and indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan portfolio, therefore, is greatly affected by the economy.

        The Company net interest margin is greatly influenced by interest rates established by the Federal Open Market Committee of the Federal Reserve System. In the past three years, the combination of their rate setting actions and trends in economic indicators such as the rate of inflation, the rate of economic growth, unemployment and the housing market caused the yield curve to migrate from an upward slope to an inverted slope. Improvement in net interest margin will continue to be difficult to achieve until the slope of the yield curve is upward for an extended period of time.

Competition

        The Company faces significant competition both in making loans and in attracting deposits. The Boston metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions.

The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.

        Competition for loans and deposits has intensified greatly over the past few years. As a result, rates paid for deposits increased more rapidly than the increases in rates set by the Federal Reserve Board for borrowings between banks. Rates offered on new loans, however, did not increase at the same pace needed to sustain historic levels of profit margin.

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

        Generally, debt securities must be rated "A" or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated "BBB" at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company's investment portfolio that are not rated or rated "BBB" or lower are not to exceed 10.0% of stockholders' equity, excluding unrealized gains on securities available for sale ("core capital"). At December 31, 2007, none of the Company's debt securities was rated "BBB" or lower.

U.S. Government-Sponsored Enterprises

        The Company invests in debt securities issued by U.S. Government-sponsored enterprises. Such investments include debt securities issued by the Federal Home Loan Banks, Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Farm Credit Bank. Except for Ginnie Mae securities, none of those obligations is backed by the full faith and credit of the U.S. Government. The aggregate carrying value of such debt securities (excluding short-term investments, collateralized mortgage obligations and mortgage-backed securities) is not to exceed 60% of the Company's stockholders' equity. The aggregate carrying value of debt securities issued by the Federal Home Loan Banks is not to exceed 30% of the Company's stockholders' equity and the aggregate carrying value of debt securities issued by any other U.S. Government-sponsored enterprise is not to exceed 15% of the Company's stockholders' equity. Also, the aggregate carrying value of all debt securities and discount notes issued by U.S. Government-sponsored enterprises is not to exceed 75% of the Company's stockholders' equity and the amount invested in discount notes issued by U.S. Government-sponsored enterprises is not to be more than 20% of the Company's stockholders' equity. Discount notes are debt instruments that mature in 90 days or less.

        In 2007, most of the Company's investment purchases were debt securities issued by U.S. Government-sponsored enterprises with maturities primarily in the eighteen month to thirty month range. The Company concentrated on acquiring debt securities with short maturities to reduce interest rate risk during a period of uncertainty as to the direction of interest rates. The aggregate carrying value of debt securities issued by U.S. Government-sponsored enterprises (excluding short-term investments, collateralized mortgage obligations and mortgage-backed securities) was $80.9 million, or 15.6% of the Company's stockholders' equity at December 31, 2007. At that date, the Company was in compliance with all of its investment policy limits.

Corporate Obligations

        Regarding investments in corporate obligations, no more than $5.0 million of any debt security should mature beyond one year at the time of purchase, no investment of more than $3.0 million in any debt security can be made without the prior approval of the chief executive officer of the Company and no investment of over $8.0 million can be made without the prior approval of the Executive Committee of the Board of Directors. To maintain diversification in the portfolio, the aggregate carrying value of debt securities issued by one company (excluding short-term investments) must not exceed $15.0 million and the aggregate carrying value of debt securities issued by companies considered to be in the same industry must not exceed $75.0 million. The latter limit is allowed provided the aggregate value of investments rated less than "AA" does not exceed $50.0 million. At December 31, 2007, the total of corporate obligations was $4.6 million, all of which was issued by corporate entities in the banking industry.

Mortgage Securities

        The Company also invests in mortgage related securities, including collateralized mortgage obligations ("CMOs"). These securities are considered attractive investments because they (a) generate positive yields with minimal administrative expense, (b) impose minimal credit risk as a result of the guarantees usually provided, (c) can be utilized as collateral for borrowings, (d) generate cash flows useful for liquidity management and (e) are "qualified thrift investments" for purposes of the thrift lender test that the Company is obliged to meet for regulatory purposes.

        Mortgage related securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the average interest rate on the underlying mortgages. Mortgage related securities purchased by the Company generally are comprised of a pool of single-family mortgages. The issuers of such securities are generally U.S. Government-sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae who pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors. Occasionally, the Company purchases mortgage related securities that are not issued by U.S. Government-sponsored enterprises. Such purchases are usually made for community reinvestment ("CRA") purposes. Mortgage related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.

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

        CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as residual interest with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches", or classes, whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage related securities, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received pro rata by all security holders (and hence, prepayment risk is shared), the cash flow from the mortgages or mortgage related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

        An analysis is performed of the characteristics of a mortgage related security under consideration prior to its purchase. The purchase of any mortgage related security with high price sensitivity (price decline of more than 10% under an adverse parallel change in interest rates) must be approved by the chief executive officer of the Company.

        Generally, the Company has purchased the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 2.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. Government-sponsored enterprises also require approval of the chief executive officer. It is the Company's policy that aggregate unamortized premiums on all mortgage related securities in the Company's portfolio must not exceed $4.0 million. At December 31, 2007, mortgage related securities in the portfolio had net aggregate unaccreted discount of $1.1 million.

        The Company's investment in mortgage securities increased from $91.3 million at December 31, 2006 to $176.6 million at December 31, 2007. The securities acquired in 2007 were purchased mostly because of their higher yield in relation to other investment possibilities within the Company's risk parameters.

Municipal Obligations and Auction Rate Municipal Obligations

        The total of municipal obligations owned by the Company was $4.5 million at December 31, 2007 compared to $8.5 million at December 31, 2006. Of the total at December 31, 2007, $3.8 million will mature in 2008. Obligations owned at December 31, 2007 were issued by municipalities located throughout the United States and were rated "AAA" at that date, except for obligations with a carrying value of $362,000 that were rated "AA1".

        The Company also owned auction rate municipal obligations amounting to $13.1 million at December 31, 2007 and $12.7 million at December 31, 2006. The debt securities were issued by municipal, county and state entities, but are not debt obligations of those issuing government entities. The sources of funds to repay the debt securities generally are revenues from hospitals, transportation systems, student education loans and property taxes. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction rate period for the obligations outstanding at December 31, 2007 ranged from 7 days to 35 days.

        On February 14, 2008, an auction relating to a $1.7 million obligation owned by the Company failed to attract a sufficient number of investors. As a result, the obligation became subject to a penalty causing a significant rise in the interest rate to be paid on the obligation. On February 21, 2008, an auction relating to this obligation failed again to attract a sufficient numbers of investors. The penalty will remain in effect until a future auction of that obligation attracts a sufficient numbers of investors. A lack of interest in this obligation and other obligations owned by the Company when future auctions occur could force the Company to own such obligations for many years until the obligations reach their maturity date. If the Company wished to sell the municipal obligations before their maturity or was unable to hold them until their maturity, it might not be able to recover all of its investment and, accordingly, losses might arise that would have to be charged to earnings. The issuer of a $3.0 million obligation owned by the Company, whose next auction date is March 5, 2008, has notified holders of the obligation that it has called the obligation and will pay it off in its entirety shortly.

        The auction rate municipal obligations owned by the Company were rated "AAA" at December 31, 2007 due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuing municipalities failed to pay the obligations when they become due. Due to recent disclosures suggesting that certain third party insurers are experiencing financial difficulties and, therefore, could have difficulty meeting their guarantee obligations should municipalities fail to pay their obligations when they become due, the ratings of many municipal obligations have been lowered and the interest of investors to own municipal obligations has lessened. On a stand-alone basis (that is, without the guarantee of a third party insurer), all of the auction rate municipal obligations owned by the Company were rated "A+" or better at December 31, 2007, except for one issue amounting to $600,000 that did not have a stand-alone rating.

Marketable Equity Securities

        It is the Company's policy to limit the aggregate cost of marketable equity securities issued by one company that it owns to no more than $10.0 million without prior approval of the Executive Committee of the Board of Directors. The aggregate cost of marketable equity securities issued by companies considered to be in the same industry must not exceed $30.0 million and the aggregate cost of the entire marketable equity securities portfolio must not exceed $50.0 million. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

        At December 31, 2007, the Company owned marketable equity securities with a market value of $4.1 million, including net unrealized losses of $413,000. The securities include $2.3 million invested in preferred stock issued by Fannie Mae, $1.1 million invested in preferred stock issued by a financial services company and $0.7 million invested in stocks of banks and utility companies.

        The following table sets forth the composition of the Company's debt and equity securities portfolios at the dates indicated:

	At December 31,
	2007		2006		2005
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$80,904	25.90%	$213,371	58.61%	$293,516	73.67%
Municipal obligations	4,513	1.44	8,507	2.34	8,504	2.14
Auction rate municipal obligations	13,050	4.18	12,650	3.47	12,750	3.20
Corporate obligations	4,578	1.47	6,510	1.79	7,520	1.89
Other obligations	500	0.16	500	0.14	600	0.15
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	129,551	41.47	51,971	14.28	210	0.05
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	47,093	15.07	39,295	10.79	48,673	12.22

Total debt securities	280,189	89.69	332,804	91.42	371,773	93.32
Other marketable equity securities	4,051	1.30	2,675	0.73	3,543	0.89
Restricted equity securities	28,143	9.01	28,567	7.85	23,081	5.79

Total investment securities	$312,383	100.00%	$364,046	100.00%	$398,397	100.00%

Debt and equity securities available for sale	$284,051	90.93%	$335,246	92.09%	$374,906	94.11%
Debt securities held to maturity	189	0.06	233	0.06	410	0.10
Restricted equity securities	28,143	9.01	28,567	7.85	23,081	5.79

Total investment securities	$312,383	100.00%	$364,046	100.00%	$398,397	100.00%

        The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2007		2006		2005
	Amortized cost	Market value	Amortized cost	Market value	Amortized cost	Market value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$80,621	$80,904	$213,528	$213,371	$295,232	$293,516
Municipal obligations	4,531	4,513	8,660	8,507	8,671	8,504
Auction rate municipal obligations	13,050	13,050	12,650	12,650	12,750	12,750
Corporate obligations	4,779	4,578	6,467	6,510	7,478	7,520
Other obligations	500	500	500	500	500	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	129,137	129,551	52,126	51,971	211	210
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	47,182	46,904	40,209	39,062	49,681	48,363

Total debt securities	279,800	280,000	334,140	332,571	374,523	371,363
Marketable equity securities	4,464	4,051	2,535	2,675	2,881	3,543

Total securities available for sale	284,264	284,051	336,675	335,246	377,404	374,906
Net unrealized losses on securities available for sale	(213)	—	(1,429)	—	(2,498)	—

Total securities available for sale, net	$284,051	$284,051	$335,246	$335,246	$374,906	$374,906

Securities held to maturity:
Other obligations	$—	$—	$—	$—	100	$100
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	189	199	233	242	310	323

Total securities held to maturity	$189	$199	$233	$242	410	$423

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$27,769		$28,193		$22,707
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121

Total restricted equity securities	$28,143		$28,567		$23,081

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio at the date indicated.

	At December 31, 2007
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$78,397	5.05%	$2,507	5.17%	$—	—%	$—	—%	$80,904	5.05%
Municipal obligations(1)	3,756	3.96			757	5.41	—	—	4,513	4.20
Auction rate municipal obligations(2)	—	—	—	—	—	—	13,050	6.89	13,050	6.89
Corporate obligations	—	—	—	—	—	—	4,578	7.07	4,578	7.07
Other obligations	500	5.05	—	—	—	—	—	—	500	5.05
Collateralized mortgage obligations	1,112	5.15	128,439	4.98	—	—	—	—	129,551	4.98
Mortgage-backed securities	3,167	4.85	13,263	4.39	18,800	4.21	11,674	4.73	46,904	4.43

Total debt securities	86,932	5.00	144,209	4.93	19,557	4.26	29,302	6.06	280,000	5.02

Other marketable equity securities(1)									4,051	9.30

Total securities available for sale									284,051	5.08

Securities held to maturity:
Mortgage-backed securities	1	8.93	15	9.18	—	—	173	7.42	189	7.57

Restricted equity securities:
Federal Home Loan Bank of Boston stock									27,769	5.95
Massachusetts Savings Bank Life Insurance Company stock(1)									253	4.57
Other stock									121	—

Total restricted equity securities(1)									28,143	5.91

Total securities	$86,933	5.00%	$144,224	4.93%	$19,557	4.26%	$29,475	6.07%	$312,383	5.04%

(1)
The yields have been calculated on a tax equivalent basis.

(2)
These obligations are variable rate securities whose interest rates are set periodically through an auction process. Auctions were scheduled to occur on these obligations within 35 days after December 31, 2007.

Loans

        The following table sets forth the comparison of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$296,329	14.90%	$286,623	15.38%	$287,450	16.77%	$135,995	10.32%	$122,524	11.00%
Multi-family	330,925	16.64	331,106	17.77	379,767	22.15	334,884	25.42	339,998	30.53
Commercial real estate	381,300	19.17	373,744	20.05	377,462	22.02	297,014	22.55	312,647	28.08
Construction and development	26,807	1.35	37,589	2.02	36,035	2.10	35,237	2.67	24,813	2.23
Home equity	35,110	1.77	36,432	1.96	42,924	2.50	14,066	1.07	12,082	1.09
Second	23,878	1.20	16,646	0.89	22,978	1.34	53,499	4.06	43,650	3.92

Total mortgage loans	1,094,349	55.03	1,082,140	58.07	1,146,616	66.88	870,695	66.09	855,714	76.85
Indirect automobile loans	594,332	29.88	540,094	28.98	459,234	26.79	368,962	28.01	211,206	18.97
Commercial loans—Eastern	141,675	7.12	127,275	6.83	—	—	—	—	—	—
Other commercial loans	154,442	7.77	110,780	5.94	105,384	6.15	75,349	5.72	44,207	3.97
Other consumer loans	3,909	0.20	3,322	0.18	3,119	0.18	2,406	0.18	2,401	0.21

Total gross loans, excluding money market loan participations	1,988,707	100.00%	1,863,611	100.00%	1,714,353	100.00%	1,317,412	100.00%	1,113,528	100.00%

Less:
Unadvanced funds on loans	(114,651)		(85,879)		(88,659)		(57,205)		(46,777)
Deferred loan origination costs (fees):
Indirect automobile loans	15,445		13,175		11,150		9,732		6,254
Commercial loans—Eastern	824		991		—		—		—
Other consumer loans	571		164		(89)		(302)		(265)

Total loans, excluding money market loan participations	1,890,896		1,792,062		1,636,755		1,269,637		1,072,740
Money market loan participations	—		—		—		—		2,000

Total loans, net	$1,890,896		$1,792,062		$1,636,755		$1,269,637		$1,074,740

        The Company's loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company's primary lending area, indirect automobile loans, loans made by Eastern to finance equipment used by small businesses, loans to condominium associations and business entities, including commercial lines of credit. The Company also provides financing for construction and development projects, home equity and second mortgage loans, and other consumer loans.

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

        Many of the Company's borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million. At December 31, 2007, the Company's largest borrower had a commercial loan outstanding of $20.0 million collateralized by marketable securities. Including this borrower, there were 40 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2007. The cumulative total of those loans was $371.5 million, or 26.6% of loans outstanding (excluding indirect automobile loans). Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans and other commercial loans.

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

        Multi-family mortgage loans declined from $380 million at December 31, 2005 to $331 million at December 31, 2006 and December 31, 2007. Commercial real estate mortgage loans declined from $377 million at December 31, 2005 to $374 million at December 31, 2006, but increased to $381 million at December 31, 2007. Competition for multi-family and commercial real estate mortgage loans was intense during the past two years and, as a result, certain lenders reduced the rates at which they were willing to make such loans. The Company opted to seek loan growth in other segments that yielded higher rates of interest and, accordingly, its financing of multi-family and commercial real estate properties diminished. Near the end of 2007, competitive conditions began to ease and, as a result, loan originations in those lending segments started to increase.

One-to-Four Family Mortgage Loans

        Three commissioned loan originators on the staff of the Company generate residential mortgage loan business. The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company's loan portfolio. One-to-four family mortgage loans increased from $287 million at the end of 2005 and 2006 to $296 million at the end of 2007.

Construction and Development Loans

        At December 31, 2007, construction and development loans amounted to $26.8 million, $3.7 million of which had not been advanced as of that date. The $23.1 million is comprised of $8.0 million pertaining to construction of multi-family properties, $6.3 million pertaining to construction of commercial properties, $9.6 million pertaining to construction of one-to-four family residential homes and $835,000 pertaining to land loans. Different criteria are applied in underwriting construction loans for which the primary source of repayment is the sale of the property than in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial Loans—Eastern

        The Eastern loan portfolio amounted to $142 million at December 31, 2007, $127 million at December 31, 2006 and $108 million at April 13, 2006 when the Company increased its ownership interest in Eastern. The portfolio is comprised primarily of loans to finance coin-operated laundry, dry cleaning and convenience store equipment and businesses. The borrowers are small businesses located primarily in the metropolitan New York area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three to seven year life. In some instances, the life of a loan can extend to ten years.

        Eastern focuses on making loans to customers with business experience. An important part of Eastern's loan originations comes from existing customers as they expand their operations and acquire additional stores. The size of loan that Eastern is willing to make is determined by an analysis of cash flow and other characteristics pertaining to the store and equipment to be financed. Eastern has developed a base of data of the revenue and profitability of stores it has financed. It has also accumulated data on the prices at which stores have sold. Eastern's loan policy contains limits on the multiples of revenues and earnings that can be applied to derive an estimate of the value of a store to be financed.

        The yields earned on Eastern's loans are higher than those earned on commercial loans made by Brookline because they involve a higher degree of credit risk. Eastern's customers are typically small businesses who operate with limited financial resources and who are more at risk when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets.

Other Commercial Loans

        Other commercial loans amounted to $154 million at December 31, 2007 compared to $111 million at December 31, 2006 and $105 million at December 31, 2005. Included in those amounts were loans to condominium associations of $57 million, $62 million and $57 million, respectively. Typically, loans to condominium associations are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of condominium association revenues. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

        The Company also provides commercial banking services to businesses in its market area. Product offerings include lines of credit for working capital as well as financing for capital expenditures and owner-occupied mortgage financing. Interest rates on these loans typically are tied to the prime rate and adjust when changes occur in that benchmark.

        This type of commercial lending commenced with the acquisition of Mystic in January 2005. In 2006, the Company hired two senior officers with extensive experience in commercial lending. The Company expects to grow its commercial lending business in a measured way by focusing on credit fundamentals and service to established business concerns. Commercial business loans increased from $49 million at December 31, 2006 to $97 million at December 31, 2007. Included in the total at the end of 2007 is $12.6 million in standby letters of credit.

Indirect Automobile ("Auto") Loans

        The Company commenced originating indirect auto loans in the first quarter of 2003. Such loans amounted to $594 million at December 31, 2007 compared to $540 million at December 31, 2006 and $459 million at December 31, 2005. The loans are for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations.

        The loans are originated through dealerships and assigned to the Company. The senior vice president responsible for auto lending must approve the application of any dealer with whom the Company does business. The Company does business with over 200 dealerships located primarily in Massachusetts, Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed monthly for application quality, the ratio of loans approved to applications submitted and loan performance.

        Loan applications are generated by approved dealers and data are entered into an application processing system. Two types of scorecard models are used in the underwriting process—credit bureau scorecard models and a custom scorecard model. Credit bureau scorecard models are based on data accumulated by nationally recognized credit bureaus. The models are risk assessment tools that analyze an individual's credit history and assign a numeric credit score. The models meet the requirements of the Equal Credit Opportunity Act. The custom scorecard model is a judgmentally derived scoring model that includes features selected for analysis by the Company. It does not contain any factors prohibited by the Equal Credit Opportunity Act. Management generates reports periodically to track and monitor scorecards in use and the consistency of application processing.

        The application processing system statistically grades each application according to score ranges. Depending on the data received, an application is either approved automatically or submitted to a credit underwriter for review. Credit underwriters may override system-designated approvals. Loans approved by the underwriters must meet criteria guidelines established in the Company's loan policy. Credit profile measurements such as debt to income ratios, payment to income ratios and loan to value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan to value ratios, the Company considers auto loans to be essentially unsecured credits that are partially collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

        The Company's auto loan policy limits the aggregate amount of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2007, loans with credit scores below 660 were approximately 11% of loans outstanding. The average-dollar weighted credit score of loans in the portfolio at that date was 728. Due to rising delinquencies and net charge-offs in the second half of 2007, underwriting was tightened in September 2007 by limiting the amount of loans originated to borrowers with scores of less than 660 in any month to no more than 10%.

        Auto loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company's loan policy. The rate paid by a borrower usually differs with the "buy rate" earned by the Company. A significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the "spread". Most of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within 120 days of the loan origination date, the dealer must pay a proportionate part of the spread to the Company. If a loan is repaid after ninety days, the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

        Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief executive officer, the risk management officer and the board of directors on a monthly basis.

Loan Maturities and Repricing

        The following table shows the contractual maturity and repricing dates of the Company's gross loans, net of unadvanced funds, at December 31, 2007. The table does not include prepayments or scheduled principal amortization.

	At December 31, 2007
	Real estate mortgage loans
	One-to- four family	Multi- family and commercial real estate	Construction and development	Home equity and second mortgage	Commercial loans— Eastern	Other commercial loans	Indirect automobile loans	Other loans	Total loans
	(In thousands)
Amounts due:
Within one year	$48,837	$194,257	$18,965	$40,888	$3,508	$51,599	$9,974	$3,783	$371,811

After one year:
More than one year to three years	112,175	138,380	1,735	4,366	25,669	10,625	123,544	68	416,562
More than three years to five years	73,263	168,591	—	10,470	56,135	13,575	281,766	54	603,854
More than five years to ten years	36,982	130,736	—	13,201	52,870	27,264	179,048	—	440,101
More than ten years	23,372	12,277	2,394	440	3,297	—	—	—	41,780

Total due after one year	245,792	449,984	4,129	28,477	137,971	51,464	584,358	122	1,502,297

Total amount due	$294,629	$644,241	$23,094	$69,365	$141,479	$103,063	$594,332	$3,905	1,874,108

Add (deduct):
Deferred loan origination costs:
Indirect automobile loans									15,445
Commercial loans—Eastern									824
Other loans									571
Acquisition fair value adjustments									(52)

Net loans									$1,890,896

        The following table sets forth at December 31, 2007 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$43,160	$202,632	$245,792
Multi-family	82,677	93,386	176,063
Commercial real estate	124,355	149,566	273,921
Construction and development	4,129	—	4,129
Home equity and second mortgage	11,645	16,832	28,477

Total mortgage loans	265,966	462,416	728,382
Commercial loans—Eastern	137,971	—	137,971
Other commercial loans	35,264	16,200	51,464
Indirect automobile loans	584,358	—	584,358
Other consumer loans	122	—	122

Total loans	$1,023,681	$478,616	$1,502,297

Non-Performing Assets and Allowance for Loan Losses

        For information about the Company's non-performing assets and allowance for loan losses, see pages 11 through 15 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Deposits

        Historically, retail deposits have been the Company's primary source of funds. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's retail deposit accounts consist of non-interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts and money market savings accounts (referred to in the aggregate as "transaction deposit accounts") and certificate of deposit accounts. The Company offers individual retirement accounts ("IRAs") and other qualified plan accounts.

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

        The following table presents the retail deposit activity of the Company for the years indicated.

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net retail deposits	$(4,915)	$6,164	$371,186
Interest credited on retail deposit accounts	45,046	35,735	23,163

Total increase in retail deposit accounts	$40,131	$41,899	$394,349

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

        In 2007, transaction deposit accounts decreased $14.7 million, or 3.1%, and certificates of deposit increased $54.8 million, or 7.4%. Intense competition for deposits throughout 2007 resulted in the offering of elevated interest rates, especially for certificates of deposit.

        The Company obtained $78 million of brokered certificates of deposit in 2006 and used the funds primarily to pay off some of the higher rate borrowed funds of Eastern that were outstanding at the time of the acquisition of a controlling interest in Eastern.

        The following table sets forth the distribution of the Company's average retail and brokered deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2007			Year ended December 31, 2006
	Average balance	Percent of total average retail deposits	Weighted average rate	Average balance	Percent of total average retail deposits	Weighted average rate
	(Dollars in thousands)
NOW accounts	$83,991	6.86%	0.31%	$89,008	7.62%	0.25%
Savings accounts	93,346	7.63	1.62	112,774	9.66	1.60
Money market savings accounts	218,691	17.87	2.84	219,533	18.80	2.43
Non-interest-bearing demand checking accounts	62,803	5.13	—	61,869	5.30	—

Total transaction deposit accounts	458,831	37.49	1.74	483,184	41.38	1.52

Retail certificates of deposit by original maturity:
Six months or less	74,967	6.12	4.16	102,573	8.79	3.97
Over six months through 12 months	615,338	50.28	5.03	433,928	37.16	4.45
Over 12 months through 24 months	33,065	2.70	4.21	89,728	7.68	3.38
Over 24 months	41,708	3.41	3.90	58,274	4.99	3.46

Total retail certificates of deposit	765,078	62.51	4.84	684,503	58.62	4.15

Total average retail deposits	$1,223,909	100.00%	3.68%	$1,167,687	100.00%	3.07%

Total average brokered certificates of deposit	$74,558		5.38%	$49,598		5.37%

	Year ended December 31, 2005
	Average balance	Percent of total average retail deposits	Weighted average rate
	(Dollars in thousands)
NOW accounts	$96,853	8.53%	0.22%
Savings accounts	147,922	13.02	1.36
Money market savings accounts	268,026	23.59	1.62
Non-interest-bearing demand checking accounts	67,081	5.90	—

Total transaction deposit accounts	579,882	51.04	1.13

Retail certificates of deposit by original maturity:
Six months or less	89,427	7.87	2.68
Over six months through 12 months	264,447	23.28	2.90
Over 12 months through 24 months	134,708	11.86	2.73
Over 24 months	67,630	5.95	4.24

Total retail certificates of deposit	556,212	48.96	2.99

Total average retail deposits	$1,136,094	100.00%	2.04%

Total average brokered certificates of deposit	$—		—%

        At December 31, 2007, the Company had outstanding $312.0 million in retail certificates of deposit of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted average rate
	(Dollars in thousands)
Three months or less	$68,562	4.97%
Over three months through six months	97,584	4.96
Over six months through 12 months	136,049	5.00
Over 12 months	9,780	4,52

	$311,975	4.97

Borrowed Funds

        The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2007, the Company had $548 million in outstanding advances from the FHLB and had the capacity to borrow an additional $96 million from the FHLB.

        The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$488,210	$491,946	$413,555
Maximum amount outstanding at any month end during the year	548,015	534,223	430,142
Balance outstanding at end of year	548,015	463,806	411,507
Weighted average interest rate during the year	4.86%	4.70%	3.67%
Weighted average interest rate at end of year	4.67%	4.79%	4.16%

Return on Equity and Assets

        Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2007	2006	2005
Return on assets (net income divided by average total assets)	0.75%	0.89%	1.01%
Return on equity (net income divided by average stockholders' equity)	3.23%	3.53%	3.61%
Dividend payout ratio (dividends declared per share divided by net income per share)	246.67%	217.65%	200.00%
Equity to assets ratio (average stockholders' equity divided by average total assets)	23.16%	25.25%	27.89%

Subsidiary Activities

        Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

        Eastern was founded by Michael J. Fanger in 1997. Information about Eastern's activities is included elsewhere in Part I of this document. In 1999, the Company acquired a 28% ownership interest in Eastern. On April 13, 2006, the Company (through Brookline) completed a merger agreement increasing its ownership interest in Eastern to 86.7%. Mr. Fanger continues to serve as chief executive officer of Eastern and he, along with a family member and two executive officers of Eastern, own the minority interest position. Effective April 1, 2007, Mr. Fanger purchased required and discretionary units of interest which resulted in an increase in total minority interest ownership at that date from 13.3% to 13.7%. For more information about Eastern, see note 2 of the Notes to Consolidated Financial Statements in the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

        Brookline Securities Corp. ("BSC") is a wholly-owned subsidiary of the Company and BBS Investment Corporation ("BBS") is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2007, BSC and BBS had total assets of $26.9 million and $333.5 million, respectively, of which $26.6 million and $331.2 million, respectively, were in investment securities and short-term investments.

        160 Associates, Inc. ("Associates"), a wholly-owned subsidiary of Brookline established as a Massachusetts corporation primarily for the purpose of acquiring and holding stock in a subsidiary engaged in business that qualifies as a real estate investment trust, was liquidated on December 31, 2003. Brookline Preferred Capital Corporation ("BPCC"), a 99.9% owned subsidiary of Associates established as a real estate investment trust ("REIT") engaged in the acquisition and holding of securities and mortgage loans, was also liquidated on December 31, 2003. These companies were liquidated because of a change in the Massachusetts law in 2003 that eliminated the favorable state tax treatment previously accorded to REITs.

        Mystic Financial Capital Trust I ("MFCI") and Mystic Financial Capital Trust II ("MFCII") were formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale of the securities in subordinated debentures issued by Mystic. The Company assumed the obligations related to the debentures when it acquired Mystic. Interest paid by the Company on the subordinated debentures equals the dividends paid by MFCI and MFCII to the holders of the trust preferred securities.

        The $5.0 million of trust preferred securities issued by MFCI were called and paid off by MFCI on April 22, 2007. The interest rate on the debentures, which changed semi-annually to six-month LIBOR plus 3.70%, was 9.09% at December 31, 2006 and at the time of pay-off.

        The $7.0 million of trust preferred securities issued by MFCII were called and paid off by MFCII on February 15, 2008. The interest rate on the debentures, which changed quarterly to three-month LIBOR plus 3.25%, was 8.12% at December 31, 2007 and at the time of pay-off.

Personnel

        As of December 31, 2007, the Company had 216 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Supervision and Regulation

General

        The Bank is a federally chartered stock savings institution subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and, to a lesser extent, the Federal Deposit Insurance Corporation ("FDIC"). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

        Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Banking Regulation

        Business Activities.    A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities brokerage.

        Capital Requirements.    OTS regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

        The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        At December 31, 2007, the Bank's capital exceeded all applicable requirements.

        Loans-to-One Borrower.    A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, the Bank was in compliance with the loans-to-one borrower limitations.

        Qualified Thrift Lender Test.    As a federal savings bank, the Bank is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, the Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12 month period. "Portfolio assets" generally means total assets of a federal savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the bank's business.

        "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of a federal savings bank's credit card loans, education loans and small business loans.

        A federal savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2007, the Bank maintained 69.1% of its portfolio assets in qualified thrift investments.

        Capital Distributions.    OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application for approval of a capital distribution if:

  •
  the total capital distributions for the applicable calendar year exceed the sum of the bank's net income for that year to date plus the bank's retained net income for the preceding two years;

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

        Community Reinvestment Act and Fair Lending Laws.    All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In conducting bank examinations, the OTS is required to assess a bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an outstanding Community Reinvestment Act rating in its most recent examination conducted by the OTS.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act (the "FRA") and implementing regulations. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings bank subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the bank's unimpaired capital and surplus. In addition, OTS regulations prohibit a bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

        The Bank's authority to extend credit to its directors, executive officers and 10% or higher shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's unimpaired capital and surplus. In addition, extensions of credit to insiders must be approved by the Bank's board of directors.

        Enforcement.    The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties" which includes officers, directors and employees of the institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

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

        Prompt Corrective Action Regulations.    The OTS is required and authorized to take supervisory actions against undercapitalized savings institutions. For this purpose, a federal savings bank is placed in one of the following five categories based on the bank's capital:

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

        Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is "critically undercapitalized". The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At December 31, 2007, the Bank met the criteria for being considered "well-capitalized."

        Insurance of Deposit Accounts.    Deposit accounts in the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $100,000 per separately insured depositor and $250,000 for self-directed retirement accounts. The Bank's deposits, therefore, are subject to FDIC deposit insurance assessments.

        FDIC regulations assess insurance premiums based on an institution's risk. Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios and long-term debt issuer rating. The rates for nearly all financial institutions vary between five and seven cents for every $100 of domestic deposits. The assessment paid for the year ended December 31, 2007 was offset by a $496,000 credit from the FDIC to the Bank. At December 31, 2007, an additional credit of $356,000 remained available from the FDIC to offset the assessment to be paid for the year ended December 31, 2008. Federal law requires the FDIC to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The FDIC has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits

        Prohibitions Against Tying Arrangements.    Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 4.5% of its borrowings from the Federal Home Loan Bank. As of December 31, 2007, the Bank was in compliance with this requirement.

Federal Reserve System

        The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

        The Act also requires inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the Company's independent registered public accounting firm that issues the audit report to attest to and report on the effectiveness of the Company's internal controls.

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

        Taxable Distributions and Recapture.    Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2007, the Bank's total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

        Minimum Tax.    The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMT exceeds regular income tax. In general, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

        Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, the Company had no net operating loss carry forward for federal income tax purposes.

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

        Eastern is a limited liability company and, accordingly, it does not pay federal or state income taxes. Instead, the owners of Eastern must include in their taxable income their proportionate share of Eastern's taxable earnings. Such earnings are apportioned to the states in which the income was derived. Brookline reports its share of Eastern's taxable income in tax returns that are filed with New York State, the City of New York and five other states. Tax rates range from 7.00% to 10.84% on the taxable income apportioned to the five states and the City of New York.

Securities and Exchange Commission Availability of Filings on Company Web Site

        Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report) and Form 8-K (Report of Unscheduled Material Events). The Company may file additional forms.

        The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company's annual report on form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC and additional shareholder information are available free of charge on the Company's website: www.brooklinebank.com. The Company's Code of Ethics is also available on the Company's website.

Item 1A.    Risk Factors

        There are several significant risk factors that affect the financial performance of financial institutions in general and the Company in particular. This Report, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report to Stockholders, which is incorporated herein by reference, include comments relating to those factors.

        Presented below is a summary of risk factors that are especially significant to the Company. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to the Company.

  •
  Interest rate policies of the Federal Open Market Committee of the Federal Reserve System. The Company's results of operations depend significantly on the interest rate environment. Changes in interest rates can affect profitability, stockholders' equity, the carrying value and average life of assets, the demand for loans, the collectibility of loans and investment securities, and the flow and mix of deposits. An inverted yield curve environment has existed for much of 2007 and 2006. An inverted yield curve diminishes the profitability of the Company. Improvement in net interest margin will continue to be difficult to achieve until the slope of the yield curve starts moving upward for an extended period of time.

  •
  Changes in the local real estate market.  A significant part of the Company's loan portfolio ($1.1 billion) is concentrated in commercial, multi-family, residential and construction loans secured by real estate located primarily in eastern Massachusetts. Changes in the real estate market could affect the Company's volume of loan originations and the level of loan losses it experiences.

  •
  Changes in the local, regional and national economy.  In addition to real estate loans, the Company's loan portfolio includes $594 million of indirect automobile loans, $142 million of loans to finance equipment to small businesses and $154 million of other commercial loans underwritten on the basis of the cash flows produced by the borrower's business, assets pledged as collateral and personal guarantees. Changes in the economy could affect the ability of borrowers to repay loans, the demand for loans and the level of loan losses the Company experiences.

  •
  Acquisitions and other growth initiatives.  On January 7, 2005, the Company acquired Mystic and, on April 13, 2006, the Company increased its ownership interest in Eastern from approximately 28% to 87%. Additionally, in 2006, the Company recruited experienced loan officers to expand commercial business lending. The Company continues to seek additional acquisitions and to expand through the offering of expanded services and the opening of new branches. While acquisitions and other growth activities are important to the long-term success of the Company, there are risks associated with such initiatives. The initiatives often require investments and expenditures that can have a negative effect on operating results in the short-term and cause significant adverse consequences if the initiatives are not executed satisfactorily.

  •
  Competition for loans and deposits.  The Company faces significant competition for loans and deposits from other banks and financial institutions both within and beyond its local market place. Many of our competitors have substantially greater resources and higher lending limits than we do and may offer products and services that we do not, or cannot, provide. Many competitors are also willing to offer loans at lower rates or deposits at higher rates than the Company is offering. To compete with the pricing offered by competitors often results in lower profitability for the Company.

  •
  Litigation risk.  In the normal course of business, the Company may become involved in litigation, the outcome of which may have a significant adverse effect on its financial condition and profitability. If the Company's subsidiary, Brookline Bank, is not successful in defending itself against a putative class action complaint initiated in February 2007, the resulting payments for damages, attorneys' fees, litigation expenses and costs could be material. See "Legal Proceedings" under Note 13 to the Consolidated Financial Statements in the Company's Annual Report to stockholders, which is incorporated herein by reference, for further information regarding the status of existing litigation.

  •
  Legislative and regulatory changes.  Compliance with the Sarbanes-Oxley Act of 2002 that relates to, among other things, assessment and monitoring of the Company's internal controls over financial reporting, has resulted in substantial added costs for the Company. The requirements of this Act are especially burdensome to an entity such as the Company that has been subjected to comprehensive regulatory examination and supervision for many years. The Company has also devoted important resources to meet new regulatory requirements in areas such as domestic security and customer privacy. Continuation of the frequency and complexity of legislative and regulatory changes will place further pressure on the Company's overall profitability.

  •
  Systems failures, interruptions or breaches of security.  Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our web site and our online banking service, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

    In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communication with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors.

    The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

  •
  Changes in technology.  The provision of financial products and services is highly dependent on technology. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and, therefore, on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        At December 31, 2007, the Bank conducted its business from its main office located in Brookline, sixteen other banking offices located in Brookline, Medford and adjacent communities in Middlesex, Norfolk and Suffolk counties in Massachusetts, an operations center of the Bank in Brookline and an office in Newton, Massachusetts used to conduct the Bank's auto lending business. In addition to its main office, the Bank owns three of its banking offices and leases all of its other locations. It also has three remote ATM locations, one of which is leased. Eastern conducts its business from leased premises in New York, New York. See "Lease Commitments" under note 13 of the Notes to Consolidated Financial Statements in the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference, for information regarding the Company's lease commitments at December 31, 2007.

Item 3.    Legal Proceedings

        On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the "Action"). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys' fees, litigation expenses and costs. The amount of potential damages, if any, will depend upon whether a class action is certified, the size of the class and the measure of damages decided upon by the court. The Bank is defending the Action vigorously. The parties have engaged in discovery related to the issue of class certification. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

        In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  (a)
  The common stock of the Company is traded on the Nasdaq Global Market. The approximate number of holders of common stock as of December 31, 2007, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the years ended December 31, 2007 and 2006, appears on the inside of the back cover page of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

  (b)
  Not applicable.

  (c)
  The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Programs
October 1 through October 31, 2007	135,000	$10.42	879,768	3,620,232
November 1 through November 30, 2007	1,189,200	$9.82	2,068,968	2,431,032
December 1 through December 31, 2007	86,522	$9.69	2,155,490	2,344,510

Total	1,410,722	$9.87

(1)
Includes transaction costs.

(2)
On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company's common stock. Prior to October 1, 2007, 744,768 shares authorized under this program had been repurchased. At December 31, 2007, 344,510 shares authorized under this program remained available for repurchase.

(3)
On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company's common stock. At December 31, 2007, all of the 2,000,000 shares authorized under this program remained available for repurchase.

        On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares. After such authorization, the maximum number of shares that can be repurchased under the programs was 4,844,510 shares.

        The Board of Directors has delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 6.    Selected Consolidated Financial Data

        Selected Consolidated Financial Data of the Company appears on the back of the cover page and page 1 of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 19 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and Qualitative Disclosures About Market Risk appears on pages 15 through 17 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The following financial statements and supplementary data appear on the pages indicated of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference:

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	F-7—F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-10—F-11
Notes to Consolidated Financial Statements	F-12—F-37

        The supplementary data required by this Item relating to selected quarterly financial data is provided in note 18 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Management's Report on Internal Control Over Financial Reporting as of December 31, 2007 appears on page F-1 of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

        The Attestation Report of the independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting appears on page F-2 of the Company's 2007 Annual Report to Stockholders, which is incorporated herein by reference.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding directors, executive officers and corporate governance of the Company, compliance with section 16 (a) of the Exchange Act and the Company's Code of Ethics is presented in the Company's proxy statement dated March 17, 2008 under the headings "Proposal 1—Election of Directors" and "Compensation Discussion and Analysis", and is incorporated herein by reference.

        There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors that have been implemented since the filing of the Company's annual report on Form 10-K for the year ended December 31, 2006.

Item 11.    Executive Compensation

        The information required by this Item is presented under the heading "Proposal I—Election of Directors" of the Company's proxy statement dated March 17, 2008, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company's proxy statement dated March 17, 2008, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding transactions with related persons of the Company is presented in the Company's proxy statement dated March 17, 2008 under the heading "Compensation Discussion and Analysis—Transactions with Certain Related Persons" and is incorporated herein by reference.

        Information regarding the independence of the Company's directors is presented in the Company's proxy statement dated March 17, 2008 under the heading "Proposal 1—Election of Directors" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The disclosure required by this Item is set forth under the heading "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's proxy statement dated March 17, 2008, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Documents

  (1)
  Financial Statements: All financial statements are included in Item 8 of Part II of this Report.

  (2)
  Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.

  (3)
  Exhibits: The exhibits listed in paragraph (b) below are filed herewith or incorporated herein by reference to other filings.

(b)   Required Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to a previously filed Registration Statement)*
3.2
Bylaws, as amended, of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to a previously filed Registration Statement and by reference to Exhibit 3 to a current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007)*
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
10.3.1
Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed on February 28, 2007)
10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**
10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)
10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)
10.7	Amendment to Employment Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 3, 2006)
10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)
10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)
11	Statement Regarding Computation of Per Share Earnings
13	2007 Annual Report to Stockholders
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)
21	Subsidiaries of the Registrant—This information is presented in Part I, Item 1. Business—Subsidiary Activities of this Report.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

BROOKLINE BANCORP, INC.
Date: February 21, 2008	By:	/s/ Richard P. Chapman, Jr. Richard P. Chapman, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr. Richard P. Chapman, Jr., President, Chief Executive Officer and Director (Principal Executive Officer) Date: February 21, 2008	By:	/s/ Paul R. Bechet Paul R. Bechet, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 21, 2008
By:	/s/ Dennis S. Aronowitz Dennis S. Aronowitz, Director Date: February 21, 2008	By:	/s/ Charles H. Peck Charles H. Peck, Director Date: February 21, 2008
By:	/s/ George C. Caner, Jr. George C. Caner, Jr., Director Date: February 21, 2008	By:	/s/ Hollis W. Plimpton, Jr. Hollis W. Plimpton, Jr., Director Date: February 21, 2008
By:	/s/ David C. Chapin David C. Chapin, Director Date: February 21, 2008	By:	/s/ Joseph J. Slotnik Joseph J. Slotnik, Director Date: February 21, 2008
By:	/s/ John J. Doyle, Jr. John J. Doyle, Jr., Director Date: February 21, 2008	By:	/s/ William V. Tripp, III William V. Tripp, III, Director Date: February 21, 2008
By:	/s/ John A. Hackett John A. Hackett, Director Date: February 21, 2008	By:	/s/ Rosamond B. Vaule Rosamond B. Vaule, Director Date: February 21, 2008
By:	/s/ John L. Hall, II John L. Hall, II, Director Date: February 21, 2008	By:	/s/ Peter O. Wilde Peter O. Wilde, Director Date: February 21, 2008
By:	/s/ John J. Mc Glynn John J. Mc Glynn, Director Date: February 21, 2008