Form 10-Q
period 2008-03-31
BROOKLINE BANCORP INC
filed 2008-05-05
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$16,976	$17,699
Short-term investments	78,925	135,925
Securities available for sale	340,273	284,051
Securities held to maturity (market value of $191 and $199, respectively)	180	189
Restricted equity securities	28,365	28,143
Loans	1,931,323	1,890,896
Allowance for loan losses	(24,941)	(24,445)
Net loans	1,906,382	1,866,451
Accrued interest receivable	9,218	9,623
Bank premises and equipment, net	9,154	9,045
Deferred tax asset	10,133	10,849
Prepaid income taxes	552	2,105
Goodwill	43,241	42,545
Identified intangible assets, net of accumulated amortization of $7,056 and $6,618, respectively	5,896	6,334
Other assets	5,045	5,551
Total assets	$2,454,340	$2,418,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,311,245	$1,250,337
Brokered deposits	67,904	67,904
Borrowed funds	540,134	548,015
Subordinated debt	—	7,008
Mortgagors’ escrow accounts	5,437	5,051
Accrued expenses and other liabilities	20,237	20,116
Total liabilities	1,944,957	1,898,431

Minority interest in subsidiary	1,417	1,371

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,584,403 shares and 63,323,703 shares issued, respectively	636	633
Additional paid-in capital	515,826	513,949
Retained earnings, partially restricted	54,701	68,875
Accumulated other comprehensive income	1,974	121
Treasury stock, at cost – 5,373,733 shares and 5,333,633 shares, respectively	(62,107)	(61,735)
Unallocated common stock held by ESOP – 561,921 shares and 574,974 shares, respectively	(3,064)	(3,135)
Total stockholders’ equity	507,966	518,708

Total liabilities and stockholders’ equity	$2,454,340	$2,418,510

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2008	2007
	(unaudited)
Interest income:
Loans	$30,990	$29,594
Debt securities	3,416	3,780
Short-term investments	1,007	1,684
Restricted equity securities	407	481
Marketable equity securities	67	28
Total interest income	35,887	35,567

Interest expense:
Retail deposits	11,512	10,718
Brokered deposits	911	1,027
Borrowed funds	6,203	5,456
Subordinated debt	65	233
Total interest expense	18,691	17,434

Net interest income	17,196	18,133
Provision for credit losses	2,114	1,249
Net interest income after provision for credit losses	15,082	16,884

Non-interest income (loss):
Fees and charges	943	1,019
Loss on write-down of securities	(1,249)	—
Other income	15	30
Total non-interest income (loss)	(291)	1,049

Non-interest expense:
Compensation and employee benefits	5,348	5,239
Occupancy	934	855
Equipment and data processing	1,698	1,478
Professional services	486	479
Advertising and marketing	135	141
Amortization of identified intangible assets	438	503
Other	1,264	1,135
Total non-interest expense	10,303	9,830

Income before income taxes and minority interest	4,488	8,103
Provision for income taxes	1,748	3,118
Net income before minority interest	2,740	4,985

Minority interest in earnings of subsidiary	46	44
Net income	$2,694	$4,941

Earnings per common share:
Basic	$0.05	$0.08
Diluted	0.05	0.08

Weighted average common shares outstanding during the period:
Basic	57,488,499	60,534,234
Diluted	57,763,871	61,182,972

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2008	2007
	(unaudited)

Net income	$2,694	$4,941

Other comprehensive income, net of taxes:
Unrealized securities holding gains	1,624	695
Income tax expense	572	255
Net unrealized securities holding gains	1,052	440

Adjustment of accumulated obligation for postretirement benefits	—	—
Income tax benefit	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—

Net unrealized holding gains	1,052	440

Less reclassification adjustment for securities loss included in net income:
Loss on write-down of securities	(1,249)	—
Income tax benefit	448	—
Net reclassification adjustment	(801)	—

Net other comprehensive income	1,853	440

Comprehensive income	$4,547	$5,381

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2006	$630	$508,248	$96,229	$(640)	$(18,144)	$(3,430)	$582,893

Net income	—	—	4,941	—	—	—	4,941

Other comprehensive income	—	—	—	440	—	—	440

Common stock dividends of $0.285 per share	—	—	(17,297)	—	—	—	(17,297)

Payment of dividend equivalent rights	—	—	(485)	—	—	—	(485)

Exercise of stock options (84,531 shares)	1	357	—	—	—	—	358

Treasury stock purchases (335,000 shares)	—	—	—	—	(4,153)	—	(4,153)

Income tax benefit from vested recognition and retention plans shares and dividend payments on unexercised stock options and allocated ESOP shares	—	94	—	—	—	—	94

Compensation under recognition and retention plans	—	628	—	—	—	—	628

Common stock held by ESOP committed to be released (13,527 shares)	—	101	—	—	—	74	175

Balance at March 31, 2007	$631	$509,428	$83,388	$(200)	$(22,297)	$(3,356)	$567,594

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708

Net income	—	—	2,694	—	—	—	2,694

Other comprehensive income	—	—	—	1,853	—	—	1,853

Common stock dividends of $0.285 per share	—	—	(16,411)	—	—	—	(16,411)

Payment of dividend equivalent rights	—	—	(457)	—	—	—	(457)

Exercise of stock options (391,218 shares)	3	696	—	—	—	—	699

Reload stock options granted (130,518 options)	—	59	—	—	—	—	59

Treasury stock purchases (40,100 shares)	—	—	—	—	(372)	—	(372)

Income tax benefit from vested recognition and retention plans shares and dividend payments on unexercised stock options and allocated ESOP shares	—	528	—	—	—	—	528

Compensation under recognition and retention plans	—	534	—	—	—	—	534

Common stock held by ESOP committed to be released (13,053 shares)	—	60	—	—	—	71	131

Balance at March 31, 2008	$636	$515,826	$54,701	$1,974	$(62,107)	$(3,064)	$507,966

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$2,694	$4,941
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	2,114	1,249
Depreciation and amortization	338	360
Net accretion of securities premiums and discounts	(221)	(265)
Amortization of deferred loan origination costs	2,664	2,355
Amortization of identified intangible assets	438	503
Accretion of acquisition fair value adjustments	(119)	(235)
Amortization of mortgage servicing rights	6	3
Loss on write-down of securities	1,249	—
Write-down of other real estate owned	40	—
Minority interest in earnings of subsidiary	46	44
Compensation under recognition and retention plans	534	628
Release of ESOP shares	131	175
Deferred income taxes	(1,000)	419
Decrease (increase) in:
Accrued interest receivable	405	726
Prepaid income taxes	1,553	487
Other assets	460	(575)
Increase in accrued expenses and other liabilities	95	1,624
Net cash provided from operating activities	11,427	12,439

Cash flows from investing activities:
Proceeds from sales or calls of securities available for sale	3,275	—
Proceeds from redemptions and maturities of securities available for sale	9,786	79,609
Proceeds from redemptions and maturities of securities held to maturity	9	9
Purchase of securities available for sale	(67,409)	(42,137)
Purchase (redemption) of Federal Home Loan Bank of Boston stock	(222)	2,004
Net increase in loans	(44,594)	(18,347)
Purchase of bank premises and equipment	(463)	(233)
Net cash provided from (used for) investing activities	(99,618)	20,905

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$17,558	$3,263
Increase in retail certificates of deposit	43,351	21,818
Decrease in brokered certificates of deposit	—	(70)
Proceeds from Federal Home Loan Bank of Boston advances	108,540	213,000
Repayment of Federal Home Loan Bank of Boston advances	(116,413)	(246,205)
Repayment of subordinated debt	(7,000)	—
Increase in mortgagors’ escrow accounts	386	313
Income tax benefit from vested recognition and redemption plan shares and dividend payments on unexercised stock options and allocated ESOP shares	528	94
Exercise of stock options	699	358
Reload stock options granted	59	—
Purchase of treasury stock	(372)	(4,153)
Payment of dividends on common stock	(16,411)	(17,297)
Payment of dividend equivalent rights	(457)	(485)
Net cash provided from (used for) financing activities	30,468	(29,364)

Net increase (decrease) in cash and cash equivalents	(57,723)	3,980
Cash and cash equivalents at beginning of period	153,624	152,654
Cash and cash equivalents at end of period	$95,901	$156,634

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$18,005	$16,835
Income taxes	665	2,120

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(1)                     Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.0% (86.3% at December 31, 2007) owned subsidiary, Eastern Funding LLC.

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	March 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$81,253	$618	$—	81,871
Municipal obligations	4,530	30	1	4,559
Auction rate municipal obligations	9,775	—	—	9,775
Corporate obligations	4,618	—	287	4,331
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	125,339	1,913	—	127,252
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	108,383	526	260	108,649
Total debt securities	334,398	3,087	548	336,937
Marketable equity securities	3,215	153	32	3,336
Total securities available for sale	$337,613	$3,240	580	340,273
Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$180	$11	$—	$191

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$80,621	$288	$5	$80,904
Municipal obligations	4,531	7	25	4,513
Auction rate municipal obligations	13,050	—	—	13,050
Corporate obligations	4,779	—	201	4,578
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	129,137	532	118	129,551
Mortgage-backed securities issued by U.S. Government-sponsored enterprises.	47,182	79	357	46,904
Total debt securities	279,800	906	706	280,000
Marketable equity securities	4,464	176	589	4,051
Total securities available for sale	$284,264	$1,082	$1,295	$284,051

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$189	$10	$—	$199

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $10 at March 31, 2008 and $16 at December 31, 2007.

(3)         Loans (Dollars in thousands)

A summary of loans follows:

	March 31,	December 31,
	2008	2007
Mortgage loans:
One-to-four family	$298,659	$296,329
Multi-family	336,564	330,925
Commercial real estate	403,550	381,300
Construction and development	26,137	26,807
Home equity	34,524	35,110
Second	25,864	23,878
Total mortgage loans	1,125,298	1,094,349
Indirect automobile loans	591,065	594,332
Commercial loans – Eastern	144,557	141,675
Other commercial loans	163,664	154,442
Other consumer loans	3,870	3,909
Total gross loans	2,028,454	1,988,707
Unadvanced funds on loans	(114,160)	(114,651)
Deferred loan origination costs:
Indirect automobile loans	15,560	15,445
Commercial loans – Eastern	802	824
Other	667	571
Total loans	$1,931,323	$1,890,896

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(4)           Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three month ended March 31,
	2008	2007

Balance at beginning of period	$24,445	$23,024
Provision for loan losses	2,088	1,228
Charge-offs	(1,788)	(1,304)
Recoveries	196	149
Balance at end of period	$24,941	$23,097

During the three months ended March 31, 2008 and 2007, the liability for unfunded credit commitments was increased by charges to the provision for credit losses of $26 and $21, respectively. The liability, which is included in other liabilities, was $1,513 at March 31, 2008 and $1,487 at December 31, 2007.

(5)           Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31,	December 31,
	2008	2007

Demand checking accounts	$66,595	$66,538
NOW accounts	86,359	84,875
Savings accounts	68,930	67,351
Guaranteed savings accounts	18,919	19,799
Money market savings accounts	230,705	215,387
Retail certificate of deposit accounts	839,737	796,387
Total retail deposits	1,311,245	1,250,337
Brokered certificates of deposit	67,904	67,904
Total deposits	$1,379,149	$1,318,241

(6)           Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at March 31, 2008 was comprised of unrealized gains on securities available for sale, net of income taxes, of $1,732 and an unrealized gain related to postretirement benefits, net of income taxes, of $242. Accumulated other comprehensive income at December 31, 2007 was comprised of an unrealized loss on securities available for sale, net of income taxes, of $121 and an unrealized gain related to postretirement benefits, net of income taxes, of $242. At March 31, 2008 and December 31, 2007, the resulting net income tax liability, amounted to $1,103 and $83, respectively.

(7)           Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At March 31, 2008, the Company had outstanding commitments to originate loans of $56,993, $12,017 of which were one-to-four family mortgage loans, $22,690 were commercial real estate mortgage loans, $11,930 were multi-family mortgage loans, $2,950 were commercial loans to condominium associations and $7,406 were commercial loans. Unused lines of credit available to customers were $54,628, of which $48,825 were equity lines of credit.

Legal Proceedings

On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The amount of potential damages, if any, will depend upon whether a class action is certified, the size of the class and the measure of damages decided upon by the court. The Bank is defending the Action vigorously. The parties have engaged in discovery related to the issue of class certification. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

(8)           Dividend Declaration

On April 17, 2008, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on May 15, 2008 to stockholders of record on April 30, 2008.

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

Total expense for the RRP plans amounted to $534 and $628 for the three months ended March 31, 2008 and 2007, respectively. The compensation cost of non-vested RRP shares at March 31, 2008 is expected to be charged to expense as follows: $1,601 during the nine month period ended December 31, 2008 and $143 during the year ended December 31, 2009. As of March 31, 2008, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 131,960 shares, respectively.

Stock Option Plans

The Company has two stock option plans, the “1999 Option Plan” and the “2003 Option Plan”. Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Options vest over periods ranging from less than one month through over five years and certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

Total expense for the stock option plans amounted to $59 and $1 for the three months ended March 31, 2008 and 2007, respectively.

Activity under the Company’s stock option plans for the three months ended March 31, 2008 was as follows:

Options outstanding at January 1, 2008	2,722,960
Options exercised at $4.944 per option	(391,218)
Reload options granted at $9.19 per option	130,518
Options forfeited at $12.91 per share	(40,000)
Options outstanding at March 31, 2008	2,422,260

Exercisable at March 31, 2008 at:
$ 4.944 per share	858,079
$ 9.19 per share	130,518
$ 10.36 per share	28,717
$ 10.59 per share	23,861
$ 10.69 per share	46,249
$ 10.87 per share	56,836
$ 12.91 per share	1,000
$ 15.02 per share	1,273,000
2,418,260

Aggregate intrinsic value of options outstanding and exercisable	$6,032

Weighted average exercise price per option	$10.85

Weighted average remaining contractual life in years at end of period	3.52

As of March 31, 2008, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 285,980 options and 1,222,000 options, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at March 31, 2008 and December 31, 2007, which was $3,689 and $3,752, respectively, is eliminated in consolidation.

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

At March 31, 2008, the ESOP held 561,921 unallocated shares at an aggregate cost of $3,064; the market value of such shares at that date was $6,451. For the three months ended March 31, 2008 and 2007, $131 and $175, respectively, was charged to compensation expense based on the commitment to release to eligible employees 13,053 shares and 13,527 shares in those respective periods.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(10)         Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2008 and 2007:

	2008	2007

Service cost	$18	$14
Interest cost	13	11
Prior service cost	(6)	(7)
Actuarial (gain) loss	(1)	5
Net periodic benefit costs	$24	$23

Benefits paid amounted to $3 and $4 for the three months ended March 31, 2008 and 2007, respectively.

(11)         Stockholders’ Equity (Dollars in thousands)

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

Common Stock Repurchases

During the 2008 first quarter, 40,100 shares of the Company’s common stock were repurchased at an average cost of $9.29, including transaction costs.

As of March 31, 2008, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $33,151 at December 31, 2007.

(12)         Fair Value Disclosures (Dollars in thousands)

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

accounting principles. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have the following fair value hierarchy:

Level 1	-	Quoted prices for identical instruments in active markets
Level 2	-	Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets
Level 3	-	Valuation derived from significant unobservable inputs

The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, we have delayed the application of SFAS 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

The only assets of the Company recorded at fair value on a recurring basis at March 31, 2008 were securities available for sale. The following table presents the level of valuation assumptions used to determine the fair value of such securities:

	Carrying Value
	Level 1	Level 2	Level 3	Total

Securities available for sale	$657	$328,841	$10,775	$340,273

The securities comprising the balance at March 31, 2008 in the level 3 column included $9,775 of auction rate municipal obligations, a $500 obligation of a foreign country maturing September 30, 2008 and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. In the judgment of management, the fair value of these securities was considered to approximate their carrying value because they were deemed to be fully collectible and the rates paid on the securities were at least equal to rates paid on securities with similar maturities. While it is possible that unrealized depreciation may have existed at March 31, 2008 with respect to the auction rate municipal obligations, such unrealized depreciation, if any, would be immaterial to the Company’s consolidated financial statements as of and for the three months ended March 31, 2008 and would not be considered as other-than-temporary in nature.

The following table presents the level of valuation assumptions used by the Company to determine assets recorded at fair value on a nonrecurring basis at March 31, 2008:

	Carrying Value
	Level 1	Level 2	Level 3	Total

Repossessed vehicles	$—	$—	$1,175	$1,175
Repossessed equipment	—	—	589	589
Other real estate owned	—	—	477	477
Total assets at fair value on a nonrecurring basis	$—	$—	$2,241	$2,241

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months ended March 31, 2008 and 2007.

Operating Highlights

	Three months ended
	March 31,
	2008	2007
	(In thousands except per share amounts)

Net interest income	$17,196	$18,133
Provision for credit losses	2,114	1,249
Loss on write-down of securities	(1,249)	—
Non-interest income	958	1,049
Amortization of identified intangible assets	438	503
Other non-interest expenses	9,865	9,327
Income before income taxes	4,488	8,103
Provision for income taxes	1,748	3,118
Minority interest in earnings of subsidiary	46	44
Net income	2,694	4,941

Basic earnings per common share	$0.05	$0.08
Diluted earnings per common share	0.05	0.08

Interest rate spread	2.02%	2.11%
Net interest margin	2.96%	3.20%

Financial Condition Highlights

	At	At	At
	March 31,	December 31,	March 31,
	2008	2007	2007
	(In thousands)

Total assets	$2,454,340	$2,418,510	$2,351,494
Net loans	1,906,382	1,866,451	1,783,956
Retail deposits	1,311,245	1,250,337	1,235,274
Brokered deposits	67,904	67,904	77,990
Borrowed funds and subordinated debt	540,134	555,023	442,651
Stockholders’ equity	507,966	518,708	567,594
Stockholders’ equity to total assets	20.70%	21.45%	24.14%

Allowance for loan losses	$24,941	$24,445	$23,097
Non-performing assets	4,743	5,399	3,703

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

•       The interest rate environment. Interest rate spread and net interest margin, both of which declined in the 2008 first quarter, were greatly influenced by the rate setting actions of the Federal Open Market Committee (the “FOMC”) of the Federal Reserve System. During the 2008 first quarter, the FOMC lowered the rate for overnight federal fund borrowings between banks three times from 4.25% to 2.25%. At April 30, 2008 the rate was reduced again to 2.00%. The rapidity of the rate reductions had an immediate negative effect on interest rate spread and net interest margin. Also contributing to the decline in net interest margin was the effect of foregone income resulting from the decline in stockholders’ equity caused by stock repurchases and payments of extra dividends to stockholders. Expected future reductions in the rates paid on deposits and borrowed funds should result in an improvement in interest rate spread and net interest margin over the remainder of 2008. The extent of improvement will depend on how interest rates for loans, investments, deposits and borrowed fund are aligned in the market place.

•       Higher provision for credit losses. The provision for credit losses was $865,000 higher in the 2008 first quarter than in the 2007 first quarter due primarily to rising charge-offs in the indirect automobile (“auto”) loan portfolio and growth in the mortgage and commercial loan portfolios.

•       Loss on write-down of securities. The carrying values of preferred stock of Merrill Lynch & Co., Inc. (“Merrill”) and the Federal National Mortgage Association (“FNMA”) acquired by the Company at a total cost of $3,928,000 were written down by $1,249,000 ($801,000 on an after-tax basis) to an amount equal to the market price of the preferred stocks at March 31, 2008.

•       Asset quality and stockholders’ equity remained strong. Non-performing assets ($4,743,000) remained insignificant equaling 0.19% of total assets at March 31, 2008. The allowance for loan losses ($24.9 million) equaled 1.29% of total loans outstanding at March 31, 2008 and stockholders’ equity was $508.0 million, resulting in an equity to assets ratio of 20.7% as of that date.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2008 and 2007. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2008			2007
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$111,233	$1,007	3.64%	$130,479	$1,684	5.23%
Debt securities (2)	287,839	3,502	4.87	314,769	3,865	4.91
Equity securities (2)	32,236	500	6.23	29,027	519	7.25
Mortgage loans (3)	1,046,967	16,131	6.16	1,037,923	16,734	6.45
Commercial loans - Eastern Funding (3)	142,289	3,506	9.86	128,100	3,483	11.03
Other commercial loans (3)	105,500	1,601	6.07	68,949	1,224	7.10
Indirect automobile loans (3)	605,396	9,682	6.43	562,721	8,088	5.83
Other consumer loans (3)	3,669	70	7.63	3,227	65	8.06
Total interest-earning assets	2,335,129	35,999	6.18%	2,275,195	35,662	6.30%
Allowance for loan losses	(24,294)			(22,975)
Non-interest earning assets	99,547			99,354
Total assets	$2,410,382			$2,351,574

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$81,353	46	0.23%	$87,186	71	0.33%
Savings accounts	87,244	328	1.51	97,904	397	1.64
Money market savings accounts	220,661	1,553	2.83	210,090	1,403	2.71
Retail certificates of deposit	815,509	9,585	4.73	748,210	8,847	4.80
Total retail deposits	1,204,767	11,512	3.84	1,143,390	10,718	3.80
Brokered certificates of deposit	67,904	911	5.40	77,465	1,027	5.38
Total deposits	1,272,671	12,423	3.93	1,220,855	11,745	3.90
Borrowed funds	531,967	6,203	4.61	454,703	5,456	4.80
Subordinated debt	3,465	65	7.42	12,081	233	7.71
Total interest-bearing liabilities	1,808,103	18,691	4.16%	1,687,639	17,434	4.19%
Non-interest-bearing demand checking accounts	62,532			62,344
Other liabilities	26,135			25,682
Total liabilities	1,896,770			1,775,665
Stockholders’ equity	513,612			575,909
Total liabilities and stockholders’ equity	$2,410,382			$2,351,574
Net interest income (tax equivalent basis)/interest rate spread (4)		17,308	2.02%		18,228	2.11%
Less adjustment of tax exempt income		112			95
Net interest income		$17,196			$18,133
Net interest margin (5)			2.96%			3.20%

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

•      Interest rate spread, which was 2.11% in the 2007 first quarter and 2.12% in the 2007 fourth quarter, declined to 2.02% in the 2008 first quarter due primarily to reductions in the federal funds overnight borrowing rates initiated by the FOMC mentioned earlier herein. The rapidity of the rate reductions had an immediate negative effect on the yield of the Company’s assets adjustable to market rates and those assets that either matured or were refinanced. The impact on rates paid on certificates of deposit and borrowed funds, however, was less rapid as many of those liabilities mature later on.

•      The Company’s mix of retail deposits continued to shift from lower rate transaction accounts to higher rate certificates of deposit. Certificates of deposit comprised 67.7% of the average balance of total retail deposits in the 2008 first quarter compared to 65.4% in the 2007 first quarter.

•      In the 2008 first quarter, $260 million of certificates of deposit and advances from the Federal Home Loan Bank of Boston (“FHLB”) with a weighted average rate of 4.67% matured while $317 million of certificates of deposit and FHLB advances were added or rolled over in that time period at a weighted average rate of 3.61%. Significant improvement in the cost of funds is expected over the remainder of 2008 as $370 million of retail certificates of deposit, brokered certificates of deposit and FHLB advances with a rated average rate of 4.69% mature in the 2008 second quarter, another $414 million of similar liabilities with a weighted average rate of 4.59% mature in the 2008 third quarter and another $150 million of similar liabilities with a weighted average rate of 4.46% mature in the 2008 fourth quarter. Reduced funding costs should result in higher interest rate spread and net interest margin over the remainder of 2008, provided market rates offered by competitors for deposits are aligned with interbank borrowing rates set by the FOMC.

•      Net interest margin declined from 3.20% in the 2007 first quarter to 3.12% in the 2007 fourth quarter and 2.96% in the 2008 first quarter. The decline in those periods was due primarily to a $62.3 million reduction in the average balance of stockholders’ equity in the 2008 first quarter compared to 2007 first quarter. The reduction resulted from repurchases of the Company’s common stock and payments to stockholders of extra dividends of $0.20 per share in August 2007 and February 2008. Foregone interest income in the 2008 first quarter as a result of the reduction in stockholders’ equity was approximately $963,000 ($560,000 on an after-tax basis).

•      The average balance of total loans outstanding as a percent of the average balance of total interest-earning assets increased from 79.2% in the 2007 first quarter to 81.5% in the 2008 first quarter. Generally, the yield on loans is higher than the yield on investment securities.

•      The average balance of interest-earning assets in the 2008 first quarter was $60 million, or 2.6%, higher than in the 2007 first quarter. A $43 million decline in investments was more than offset by a $103 million (5.7%) increase in loans ($43 million in auto loans, $37 million in commercial loans, $14 million in Eastern Funding (“Eastern”) loans and $11 million in mortgage loans).

•      The average yield on interest-earning assets rose from 6.30% in the 2007 first quarter to 6.39% in the 2007 fourth quarter as a result of asset growth being concentrated in the auto loan portfolio and an increase in the yield earned on auto loans from 5.83% to 6.46% in those respective periods. In the 2008 first quarter, however, the average yield on interest-earning assets declined to 6.18% due primarily to the rapid rate reductions in the interbank borrowing rate mentioned earlier herein.

•      The average balance of borrowings from the FHLB rose from $455 million in the 2007 first quarter to $532 million in the 2008 first quarter, as this was one of the sources used to fund loan growth and the repurchase of shares of the Company’s common stock. The average rate paid on FHLB borrowings in those respective periods declined from 4.80% to 4.61%.

Auto Loans

The auto loan portfolio grew $54 million, or 10.0% in 2007. In the 2007 fourth quarter, however, the portfolio declined by $12 million and, in the 2008 first quarter, by another $3 million to $591 million at March 21, 2008. Due to rising delinquencies and charge-offs and in light of deteriorating economic conditions, the Company tightened its underwriting criteria in the second half of 2007. Such changes, coupled with weaker sales in the auto industry, caused the shrinkage in the auto loan portfolio. The Company expects further shrinkage in its auto loan portfolio during the next few quarters in a range similar to that experienced in the last two quarters. The extent and duration of shrinkage will depend on how the economy performs. At March 31, 2008, the weighted average credit score of all borrowers in the portfolio was 730 and the total amount owed by borrowers with credit scores below 660 at the time of loan origination equaled 11.0% of the portfolio. Loans to borrowers with credit scores below 660 equaled 7.2% of loans originated in the 2007 fourth quarter and 7.9% in the 2008 first quarter.

Auto loan net charge-offs, which were $3,989,000 (0.68% of average loans outstanding) in the year 2007, were $1,462,000 (0.97% on an annualized basis) in the 2007 fourth quarter. At December 31, 2007, loans delinquent 30 days or more were $11.7 million (1.97% of total loans outstanding) and repossessed vehicles amounted to $1,621,000. While charge-offs, delinquencies and repossessed vehicles rose in the second half of 2007, experience improved in each of those areas in the 2008 first quarter. Net charge-offs declined to $1,371,000 (0.93%), loans delinquent 30 days or more declined to $9.0 million at March 31, 2008 (1.53%), and repossessed vehicles declined to $1,175,000 at March 31, 2008.

Provision for Credit Losses

The provision for credit losses was $2,114,000 in the 2008 first quarter compared to $1,249,000 in the 2007 first quarter and $3,022,000 in the 2007 fourth quarter. The provision is comprised of amounts relating to the auto loan portfolio, equipment finance and small business loans originated by Eastern, the remainder of the Company’s loan portfolio and unfunded commitments.

The provision for auto loan losses was $1,546,000 in the 2008 first quarter compared to $844,000 in the 2007 first quarter and $2,462,000 in the 2007 fourth quarter. These amounts exceeded net charge-offs in those periods by $175,000, $77,000 and $1,000,000, respectively. As a result of these factors and those addressed in the previous subsection, the allowance for loan losses related to the auto portfolio increased from $4,254,000 at March 31, 2007 (0.76% of loans outstanding) to $5,662,000 at the end of 2007 (0.95%) and $5,837,000 at March 31, 2008 (0.99%).

The provision for Eastern loan losses was $268,000 in the 2008 first quarter compared to $381,000 in the 2007 first quarter and $409,000 in the 2007 fourth quarter. Net charge-offs in those periods were $220,000, $391,000 and $359,000, respectively. The annualized rate of net charge-offs in the 2008 first quarter, based on the average balance of loans outstanding, was 0.62% compared to a rate of 0.82% for the year 2007. Eastern loans delinquent 30 days or more improved from $2,699,000 at December 31, 2007 (1.91% of loans outstanding) to $2,520,000 at March 31, 2008 (1.74%). The allowance for Eastern loan losses at March 31, 2008 ($2,475,000) equaled 1.71% of Eastern’s $145 million portfolio, the same percent that existed at December 31, 2007; the percent at March 31, 2007 was 1.80%.

The remainder of the Company’s loan portfolio at March 31, 2008 was comprised primarily of residential, multi-family and commercial real estate mortgage loans ($1.13 billion) and commercial loans ($164 million) less unadvanced funds on those loans of $114 million. Construction loans amounted to $26 million. These parts of the portfolio, which grew by $27 million in the year 2007, grew $41 million in the 2008 first quarter. Lending opportunities improved due in part to turmoil experienced by larger participants in the mortgage market.

The provision for credit losses related to the portfolio addressed in the preceding paragraph and to unfunded commitments was $300,000 in the 2008 first quarter compared to $25,000 in the 2007 first quarter. The provisions were based on loan growth, as no mortgage loans or commercial loans were charged-off in those periods. (A $40,000 charge to earnings occurred in the 2008 first quarter as a result of a write-down in the carrying value of a foreclosed property in the Company’s portfolio.) Mortgage loans and commercial loans delinquent 30 days or more increased from $1.1 million at December 31, 2007 to $3.9 million at March 31, 2008 due primarily to the inclusion of two commercial real estate loans to one borrower totaling $2.4 million. While those loans are considered adequately secured, the borrower is experiencing cash flow difficulties that might result in the loans being placed on non-accrual in the 2008 second quarter. At March 31, 2008, the allowance for loan losses related to the mortgage loan portfolio can easily absorb any loss that might arise should foreclosure become necessary to recover the amounts owed.

Valuation of Investment Securities

Marketable Equity Securities

In the second half of 2007, the Company purchased preferred stock issued by Merrill Lynch & Co., Inc. (“Merrill”) and the Federal National Mortgage Association (“FNMA”) at a total cost of $3,928,000. The market value of the preferred stock issues declined in the fourth quarter of 2007 due primarily to announced losses incurred by Merrill and FNMA in connection with their involvement in the mortgage lending and mortgage securities markets. The magnitude of the losses prompted both Merrill and FNMA to raise additional capital. Further declines in the market value of the preferred stocks occurred in the 2008 first quarter as uncertainty grew regarding how much more in losses Merrill and FNMA might be required to announce and what consequences any such losses  might have on their financial soundness. Based on these developments, the Company concluded that an other-than-temporary impairment in the value of the preferred stocks had occurred. As required by generally accepted accounting principles when impairment is determined to be other-than-temporary, a loss of $1,249,000 was charged to earnings which equaled the entire difference between the cost of the preferred stock investments and their fair value at March 31, 2008. Fair value was based on the quoted market prices of the preferred stocks on March 31, 2008. Recoveries, if any, in the fair value of the preferred stocks subsequent to March 31, 2008 may only be recognized through their sale.

Excluding the preferred stock issues referred to in the preceding paragraph, the Company’s marketable equity securities portfolio included common stock issued by public utility companies and other financial institutions. The market value of such equity securities at March 31, 2008 was $657,000, or $122,000 in excess of their cost.

Auction Rate Municipal Obligations

Included in the Company’s investment securities at March 31, 2008 were auction rate municipal obligations acquired at a total cost of $9,775,000. The amount invested in such obligations at December 31, 2007 was $13,050,000. The reduction of $3,275,000 resulted from payments received from a debt issuer who called the obligations for full payment. Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are repaid generally from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not debt obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction rate period typically ranges from 7 days to 35 days.

The auction rate municipal obligations owned by the Company were rated “AAA” at December 31, 2007 due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuers fail to pay the obligations when they become due. In the 2008 first quarter, public disclosures suggested that certain third party insurers were experiencing financial difficulties and, therefore, might have difficulty meeting their guarantee obligations should issuers fail to pay their contractual obligations. This possibility caused a lowering of the ratings of many auction rate municipal obligations which, in turn, lessened the interest of investors to own such obligations. On a stand-alone basis, that is, without the guarantee of a third-party insurer, all of the auction rate municipal obligations owned by the Company were rated “A” or better, except for one issue amounting to $600,000 that did not have a stand-alone rating.

In February 2008, auctions relating to some of the obligations owned by the Company failed to attract a sufficient number of investors. Similar failures occurred in the auctions relating to many other obligations in which the Company was not an owner. Upon a failure in the auction process, generally the obligations become subject to a penalty imposing a significant rise in the interest rate to be paid on the obligation. The auction failures effectively created a liquidity problem for those investors who were relying on the obligations to be redeemable in cash through the auctions. Continued auction failures can result in an investment that investors expected to be of relatively short duration becoming an investment with a long-term duration.

The Company has consistently classified its investments in auction rate municipal obligations as available for sale. At financial reporting dates, market value was considered to equal the face amount of the obligations since the frequent auctions provided the means to quickly sell the obligations at face value if the Company wished to do so. Prior to February 2008, there were no instances of failed auctions.

Full collectibility of the obligations has never been of concern to the Company. None of the issuers of the obligations owned by the Company have defaulted in meeting their scheduled payments. The obligations continue to maintain satisfactory investment grades. It is the opinion of Company management that, as of March 31, 2008, no other-than-temporary impairment in value has occurred. In April 2008, the Company received $1,150,000 in payments as a result of issuers calling their obligations for redemption. An additional payment of $925,000 is expected to be received in May 2008 as a result of a call for redemption by another issuer. After that payment, the remaining balance of auction rate municipal obligations owned by the Company will be $7,700,000.

The recent failed auctions raise the question as to whether the fair value of the obligations as of March 31, 2008 is less than their face value. Based on the facts mentioned above, it is our belief that any diminution in value would be due to the lack of liquidity to dispose of the obligations rather than concern about credit deterioration. No secondary market has developed for obligations that have experienced failed auctions. Articles published in the Wall Street Journal in late March and early April stated that certain major brokerage firms were marking down the value of auction rate municipal obligations on their client statements while other major brokerage firms were maintaining the value of such obligations on client statements at face value. Other articles suggested that mark-downs ranging between 3% and 10% or higher, depending on the specific characteristics of the obligation involved, were being taken by certain investors in auction rate municipal obligations.

Based on an assessment of all the factors mentioned above plus the ample liquidity of the Company at March 31, 2008, management concluded that the fair value of the Company’s auction rate municipal obligations approximated their face value. After considering payments received from called obligations subsequent to March 31, 2008 and the fact that the issuer of an additional $2,000,000 of obligations owned by the Company has not experienced failed auctions, unrealized depreciation, if any, on the $5,700,000 of remaining obligations would be insignificant to the Company’s financial statements. If a case were to be made that the fair value of the obligations was 10% less than their face value (an assumption which we do not believe is valid), the impact would be to reduce stockholders’ equity by $366,000 ($570,000 less related income taxes), or less than one-tenth of one percent of stockholder’s equity at March 31, 2008.

Other Operating Highlights

Non-Interest Income. Excluding the loss on the write-down of securities, non-interest income declined from $1,049,000 in the 2007 first quarter to $958,000 in the 2008 first quarter. There were no fees from the prepayment of mortgage loans in the 2008 first quarter whereas such fees amounted to $127,000 in the 2007 first quarter. Deposit service fees rose from $345,000 in the 2007 first quarter to $449,000 in the 2008 first quarter due primarily to the introduction of a courtesy overdraft program.

Non-Interest Expense. Excluding amortization of intangible assets ($438,000 in the 2008 first quarter compared to $503,000 in the 2007 first quarter), non-interest expenses in the 2008 first quarter were $9,865,000, or 5.8% higher than expenses in the 2007 first quarter. Equipment and data processing costs increased $220,000 (14.9%) due in part to installation of a new branch automation system and additional communication lines for a new branch. Costs for loan collection and auto repossessions increased $96,000 between the two first quarter periods. The 2008 first quarter also included a $40,000 charge resulting from a write-down in the carrying value of a foreclosed property.

Provision for Income Taxes. The effective rate of income taxes applied to the Company’s pre-tax income rose modestly from 38.5% in the 2007 first quarter to 38.9% in the 2008 first quarter.

Other Financial Condition Highlights

Deposits. Retail deposits at March 31, 2008 were $60.9 million, or 4.9%, higher than at December 31, 2007. Of that growth, $17.6 million was in transaction deposit accounts (mostly money market savings accounts) and $43.3 million was in certificate of deposit accounts.

Borrowed Funds. Funds borrowed from the FHLB declined from $548.0 million at December 31, 2007 to $540.1 million at March 31, 2008. On February 15, 2008, the Company paid off $7.0 million of subordinated debt on which the interest at the time of payoff was 8.12%.

Stockholders’ Equity. Stockholders’ equity declined from $518.7 million at December 31, 2007 to $508.0 million at March 31, 2008. The decline resulted primarily from dividend payments.

In addition to the payment of a regular quarterly dividend of $0.085 per share, the Company paid an extra dividend of $0.20 per share in February 2008. The extra dividend was the tenth time since August 2003 that such an extra dividend was paid. The aggregate amount of the extra dividends, over $119 million or $2.00 per share, represents a return of capital rather than a distribution of earnings. (For income tax purposes, such payments have had to be reported as taxable income). The payout of extra dividends semi-annually has been an effective means to reduce the Company’s capital in a measured way and to treat all stockholders equally. While it is the intent of the Board of Directors to continue to return excess capital to stockholders, the decision to pay dividends and the magnitude of any payments will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of the Company’s common stock and expansion of the Company’s business through acquisitions.

In March 2008, the Company repurchased 40,100 shares of its common stock at an average cost of $9.24, excluding transaction costs. As of March 31, 2008, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of any repurchases and the prices at which the repurchases will be made.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$40	$29
Commercial loans – Eastern	2,230	2,265
Indirect automobile loans	232	427
Other consumer loans	—	9
Total non-accrual loans	2,502	2,730
Repossessed vehicles	1,175	1,621
Repossessed equipment	589	531
Other real estate owned	477	517
Total non-performing assets	$4,743	$5,399

Restructured loans	$495	$887

Allowance for loan losses	$24,941	$24,445

Allowance for loan losses as a percent of total loans	1.29%	1.29%
Non-accrual loans as a percent of total loans	0.13%	0.14%
Non-performing assets as a percent of total assets	0.19%	0.22%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. All of the Eastern loans on non-accrual at March 31, 2008 and December 31, 2007 were considered to be impaired loans. Specific reserves on those loans amounted to $830,000 and $920,000 at those respective dates.

The reduction in the total of restructured loans at March 31, 2008 compared to December 31, 2007 resulted from the transfer of a loan to performing status as a result of payments received over several months in accordance with the terms of the restructuring.

The reduction in repossessed vehicles resulted from auction sales. The inventory of repossessed vehicles could rise if auto loan borrowers experience difficulties in meeting their payments on a timely basis. It should also be noted that sales of repossessed vehicles at auctions are resulting in much higher per unit losses. Due to the economy and rising fuel prices, the market for repossessed luxury vehicles and vehicles that are fuel-inefficient is weak. Accordingly, auto loan charge-offs could continue to be high over the remainder of 2008.

For further information about loan delinquencies and charge-offs, see the subsection “Provision for Loan Losses” included herein.

The unallocated portion of the allowance for loan losses was $3.7 million, or 15.0%, of the total allowance for loan losses at March 31, 2008 compared to $4.0 million, or 16.3%, of the total allowance for loan losses at December 31, 2007.

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

At March 31, 2008, interest-earning assets maturing or repricing within one year amounted to $996 million and interest-bearing liabilities maturing or repricing within one year amounted to $1.293 billion, resulting in a cumulative one year negative gap position of $297 million, or 12.1% of total assets. At December 31, 2007, the Company had a negative one year cumulative gap position of $209 million, or 8.6% of total assets. The change in the cumulative one year gap position from the end of 2007 resulted primarily from a $57 million reduction in short-term investments outstanding at March 31, 2008 compared to December 31, 2007.

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

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Growth during the remainder of 2008 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2008 amounted to $540.0 million and the Company had the capacity to increase that amount to $716 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2008, such assets amounted to $135.6 million, or 5.5% of total assets.

At March 31, 2008, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $420.8 million, or 17.7% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities”.  In February 2007, the FASB issued SFAS 159 which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and to report unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis but, once applied, the election is irrevocable and is applied to the entire instrument. The provisions of SFAS 159 were effective as of January 1, 2008. However, the Company has not elected the fair value option under SFAS 159.

Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). In December 2007, the FASB issued SFAS 141R and SFAS 160. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of noncontrolling interests in subsidiaries. Among many changes under SFAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS 141R applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying SFAS 160 is also the first annual reporting period beginning on or after December 15, 2008. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 15 through 17 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2007.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The amount of potential damages, if any, will depend upon whether a class action is certified, the size of the class and the measure of damages decided upon by the court. The Bank is defending the Action vigorously. The parties have engaged in discovery related to the issue of class certification. The Company is unable at this time to form an estimate of the loss, if any, that may arise from this matter.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

Item 1A.   Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2007 filed on February 28, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)    Not applicable.

c)     The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3) (4)	Maximum Number of Shares that May Yet be Purchased Under the Program (2) (3) (4)

January 1 through February 29, 2008	—	$—	—	—

March 1 through March 31, 2008	40,100	$9.24	2,195,590	4,804,410

(1)   Excludes transaction costs.

(2)   On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2008, 2,155,490 shares authorized under this program had been repurchased. At March 31, 2008, 304,410 shares authorized under this program remained available for repurchase.

(3)   On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At March 31, 2008, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(4)   On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At March 31, 2008, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

BROOKLINE BANCORP, INC.

Date: May 2, 2008	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: May 2, 2008	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer