Form 10-Q
period 2008-06-30
BROOKLINE BANCORP INC
filed 2008-07-31
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

      (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

As of July 30, 2008, the number of shares of common stock, par value $0.01 per share outstanding was 58,369,261.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$17,139	$17,699
Short-term investments	86,737	135,925
Securities available for sale	316,052	284,051
Securities held to maturity (market value of $175 and $199, respectively)	166	189
Restricted equity securities	32,638	28,143
Loans	1,983,313	1,890,896
Allowance for loan losses	(25,722)	(24,445)
Net loans	1,957,591	1,866,451
Accrued interest receivable	8,899	9,623
Bank premises and equipment, net	9,489	9,045
Deferred tax asset	12,247	10,849
Prepaid income taxes	462	2,105
Goodwill	43,241	42,545
Identified intangible assets, net of accumulated amortization of $7,494 and $6,618, respectively	5,458	6,334
Other assets	4,497	5,551
Total assets	$2,494,616	$2,418,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Retail deposits	$1,282,114	$1,250,337
Brokered deposits	27,047	67,904
Borrowed funds	652,798	548,015
Subordinated debt	—	7,008
Mortgagors’ escrow accounts	5,478	5,051
Accrued expenses and other liabilities	20,122	20,116
Total liabilities	1,987,559	1,898,431

Minority interest in subsidiary	1,212	1,371

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 63,742,994 shares and 63,323,703 shares issued, respectively	637	633
Additional paid-in capital	517,268	513,949
Retained earnings, partially restricted	53,433	68,875
Accumulated other comprehensive (loss) income	(393)	121
Treasury stock, at cost - 5,373,733 shares and 5,333,633 shares, respectively	(62,107)	(61,735)
Unallocated common stock held by ESOP – 548,868 shares and 574,974 shares, respectively	(2,993)	(3,135)
Total stockholders’ equity	505,845	518,708

Total liabilities and stockholders’ equity	$2,494,616	$2,418,510

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Interest income:
Loans	$30,852	$30,329	$61,806	$59,922
Debt securities	3,740	3,560	7,156	7,340
Marketable equity securities	55	7	123	35
Restricted equity securities	326	403	733	884
Short-term investments	405	1,798	1,411	3,483
Total interest income	35,378	36,097	71,229	71,664

Interest expense:
Retail deposits	10,163	11,138	21,676	21,856
Brokered deposits	569	1,046	1,480	2,073
Borrowed funds	6,600	5,704	12,803	11,160
Subordinated debt	—	158	65	391
Total interest expense	17,332	18,046	36,024	35,480

Net interest income	18,046	18,051	35,205	36,184
Provision for credit losses	2,579	1,107	4,693	2,357
Net interest income after provision for credit losses	15,467	16,944	30,512	33,827

Non-interest income:
Fees and charges	1,107	1,272	2,086	2,291
Loss on write-down of securities	—	—	(1,249)	—
Other income	16	9	31	40
Total non-interest income	1,123	1,281	868	2,331

Non-interest expense:
Compensation and employee benefits	5,210	5,246	10,558	10,485
Occupancy	905	836	1,839	1,691
Equipment and data processing	1,676	1,653	3,373	3,172
Professional services	519	536	1,005	1,015
Advertising and marketing	203	279	337	406
Amortization of identified intangible assets	438	504	876	1,007
Other	1,484	1,172	2,750	2,280
Total non-interest expense	10,435	10,226	20,738	20,056

Income before income taxes and minority interest	6,155	7,999	10,642	16,102
Provision for income taxes	2,417	3,103	4,164	6,221
Net income before minority interest	3,738	4,896	6,478	9,881

Minority interest in earnings of subsidiary	64	44	109	88
Net income	$3,674	$4,852	$6,369	$9,793

Earnings per common share:
Basic	$0.06	$0.08	$0.11	$0.16
Diluted	0.06	0.08	0.11	0.16

Weighted average common shares outstanding during the period:
Basic	57,571,596	59,749,897	57,530,047	60,139,899
Diluted	57,821,388	60,346,901	57,792,627	60,762,771

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)

Net income	$3,674	$4,852	$6,369	$9,793

Other comprehensive losses, net of taxes:
Unrealized securities holding losses	(3,772)	(1,229)	(2,148)	(534)
Income tax benefit	1,409	449	837	193
Net unrealized securities holding losses	(2,363)	(780)	(1,311)	(341)

Adjustment of accumulated obligation for postretirement benefits	(7)	(7)	(7)	(7)
Income tax benefit	3	3	3	3
Net adjustment of accumulated obligation for postretirement benefits	(4)	(4)	(4)	(4)

Net unrealized holding losses	(2,367)	(784)	(1,315)	(345)

Less reclassification adjustment for gains included in net income:
Loss on write-down of securities	—	—	(1,249)	—
Income tax benefit	—	—	448	—
Net reclassification adjustment	—	—	(801)	—

Net other comprehensive losses	(2,367)	(784)	(514)	(345)

Comprehensive income	$1,307	$4,068	$5,855	$9,448

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Unallocated common stock held by ESOP	Total stockholders’ equity
Balance at December 31, 2006	$630	$508,248	$96,229	$(640)	$(18,144)	$(3,430)	$582,893

Net income	—	—	9,793	—	—	—	9,793

Other comprehensive losses	—	—	—	(345)	—	—	(345)

Common stock dividends of $0.37 per share	—	—	(22,404)	—	—	—	(22,404)

Payment of dividend equivalent rights	—	—	(485)	—	—	—	(485)

Exercise of stock options (92,460 shares)	1	357	—	—	—	—	358

Treasury stock purchases (2,060,000 shares)	—	—	—	—	(24,840)	—	(24,840)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	310	—	—	—	—	310

Compensation under recognition and retention plans	—	1,404	—	—	—	—	1,404

Common stock held by ESOP committed to be released (27,054 shares)	—	192	—	—	—	147	339

Balance at June 30, 2007	$631	$510,511	$83,133	$(985)	$(42,984)	$(3,283)	$547,023

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive gain (loss)	Treasury stock	Unallocated common stock held by ESOP	Total stockholders’ equity

Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708

Net income	—	—	6,369	—	—	—	6,369

Other comprehensive losses	—	—	—	(514)	—	—	(514)

Common stock dividends of $0.37 per share	—	—	(21,279)	—	—	—	(21,279)

Payment of dividend equivalent rights	—	—	(532)	—	—	—	(532)

Exercise of stock options (613,414 shares)	4	1,167	—	—	—	—	1,171

Reload stock options granted (193,163 shares)	—	97	—	—	—	—	97

Treasury stock purchases (40,100 shares)	—	—	—	—	(372)	—	(372)

Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	—	866	—	—	—	—	866

Compensation under recognition and retention plans	—	1,063	—	—	—	—	1,063

Common stock held by ESOP committed to be released (26,106 shares)	—	126	—	—	—	142	268

Balance at June 30, 2008	$637	$517,268	$53,433	$(393)	$(62,107)	$(2,993)	$505,845

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net income	$6,369	$9,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,693	2,357
Compensation under recognition and retention plans	1,063	1,404
Release of ESOP shares	268	339
Depreciation and amortization	664	725
Net accretion of securities premiums and discounts	(382)	(539)
Amortization of deferred loan origination costs	5,361	4,870
Amortization of identified intangible assets	876	1,007
Accretion of acquisition fair value adjustments	(227)	(437)
Amortization of mortgage servicing rights	10	10
Loss on write-down of securities	1,249	—
Write-down of other real estate owned	67	—
Minority interest in earnings of subsidiary	109	88
Deferred income taxes	(1,709)	134
(Increase) decrease in:
Accrued interest receivable	724	867
Prepaid income taxes	1,643	(2,014)
Other assets	977	(220)
Increase (decrease) in:
Accrued expenses and other liabilities	(20)	2,083
Net cash provided from operating activities	21,735	20,467

Cash flows from investing activities:
Proceeds from sales of securities available for sale	7,450	—
Proceeds from redemptions and maturities of securities available for sale	65,993	110,003
Proceeds from redemptions and maturities of securities held to maturity	23	17
Purchase of securities available for sale	(107,150)	(50,552)
Purchase of Federal Home Loan Bank of Boston stock	(4,495)	—
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	—	2,004
Net increase in loans	(100,994)	(67,581)
Purchase of bank premises and equipment	(1,140)	(680)
Net cash used for investing activities	(140,313)	(6,789)

	Six months ended June 30,
	2008	2007
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$29,024	$265
Increase in retail certificates of deposit	2,754	20,807
Decrease in brokered certificates of deposit	(40,857)	(189)
Proceeds from Federal Home Loan Bank of Boston advances	540,940	558,500
Repayment of Federal Home Loan Bank of Boston advances	(436,141)	(542,075)
Repayment of subordinated debt	(7,000)	(5,000)
Increase in mortgagors’ escrow accounts	427	161
Income tax benefit from dividend payments on unexercised stock options and allocated ESOP shares	866	310
Proceeds from exercise of stock options	1,171	358
Reload stock options granted	97	—
Purchase of treasury stock	(372)	(24,840)
Payment of dividends on common stock	(21,279)	(22,404)
Payment of dividend equivalent rights	(532)	(485)
Payment of dividend to minority interest members of subsidiary	(268)	(208)
Net cash provided from (used for) financing activities	68,830	(14,800)

Net decrease in cash and cash equivalents	(49,748)	(1,122)
Cash and cash equivalents at beginning of period	153,624	152,654
Cash and cash equivalents at end of period	$103,876	$151,532

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$36,462	$35,775
Income taxes	3,355	7,793

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(1)                     Summary of Significant Accounting Policies and Related Matters (Dollars in thousands except per share amounts)

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.0% (86.3% at December 31, 2007) owned subsidiary, Eastern Funding LLC (“Eastern”).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)                     Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$41,157	$156	$29	$41,284
Municipal obligations	3,760	—	—	3,760
Auction rate municipal obligations	5,500	—	—	5,500
Corporate obligations	4,616	—	520	4,096
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	117,836	1,324	—	119,160
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	140,580	60	2,228	138,412
Total debt securities	313,949	1,540	2,777	312,712
Marketable equity securities	3,215	225	100	3,340
Total securities available for sale	$317,164	$1,765	$2,877	$316,052

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$166	$9	$—	$175

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$80,621	$288	$5	$80,904
Municipal obligations	4,531	7	25	4,513
Auction rate municipal obligations	13,050	—	—	13,050
Corporate obligations	4,779	—	201	4,578
Other obligations	500	—	—	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	129,137	532	118	129,551
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	47,182	79	357	46,904
Total debt securities	279,800	906	706	280,000
Marketable equity securities	4,464	176	589	4,051
Total securities available for sale	$284,264	$1,082	$1,295	$284,051

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$189	$10	$—	$199

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $7 at June 30, 2008 and $16 at December 31, 2007.

(3)                     Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2008	2007
Mortgage loans:
One-to-four family	$321,160	$296,329
Multi-family	313,314	316,198
Commercial real estate	450,014	396,027
Construction and development	24,762	26,807
Home equity	37,026	35,110
Second	26,228	23,878
Total mortgage loans	1,172,504	1,094,349
Indirect automobile loans	596,775	594,332
Commercial loans – Eastern	144,747	141,675
Other commercial loans	168,148	154,442
Other consumer loans	4,265	3,909
Total gross loans	2,086,439	1,988,707
Unadvanced funds on loans	(120,653)	(114,651)
Deferred loan origination costs:
Indirect automobile loans	15,829	15,445
Commercial loans – Eastern	783	824
Other	915	571
Total loans	$1,983,313	$1,890,896

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(4)                     Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six month ended June 30,
	2008	2007

Balance at beginning of period	$24,445	$23,024
Provision for loan losses	4,667	2,258
Charge-offs	(3,865)	(2,312)
Recoveries	475	342
Balance at end of period	$25,722	$23,312

During the six months ended June 30, 2008 and 2007, the liability for unfunded credit commitments was increased by charges to the provision for credit losses of $26 and $99, respectively. Such liability, which is included in other liabilities, was $1,513 at June 30, 2008 and $1,487 at December 31, 2007.

(5)                     Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2008	2007

Demand checking accounts	$72,354	$66,538
NOW accounts	93,469	84,875
Savings accounts	71,360	67,351
Guaranteed savings accounts	20,238	19,799
Money market savings accounts	225,553	215,387
Retail certificate of deposit accounts	799,140	796,387
Total retail deposits	1,282,114	1,250,337
Brokered certificates of deposit	27,047	67,904
Total deposits	$1,309,161	$1,318,241

(6)                     Accumulated Other Comprehensive Loss (Dollars in thousands)

Accumulated other comprehensive loss at June 30, 2008 was comprised of unrealized losses on securities available for sale, net of income taxes, of $631 and an unrealized gain related to postretirement benefits, net of income taxes, of $238. Accumulated other comprehensive income at December 31, 2007 was comprised of an unrealized loss on securities available for sale, net of income taxes, of $121 and an unrealized gain related to postretirement benefits, net of income taxes, of $242. At June 30, 2008 and December 31, 2007, the resulting deferred tax asset and net income tax liability, amounted to $309 and $83, respectively.

(7)                     Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At June 30, 2008, the Company had outstanding commitments to originate loans of $60,096, $29,663 of which were one-to-four family mortgage loans, $8,151 were commercial real estate mortgage loans, $4,123 were multi-family mortgage loans, $250 were commercial loans to condominium associations and $17,909 were commercial loans. Unused lines of credit available to customers were $53,632, of which $48,063 were equity lines of credit.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2008 and 2007

(Unaudited)

Legal Proceedings

On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals who purchased a motor vehicle from a dealer located in Massachusetts and to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank has answered, denying liability and has opposed Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an award of damages in the amount of $3 to her individually. The Bank has not yet served its response to the motion.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

(8)                     Dividend Declaration

On July 17, 2008, the Board of Directors of the Company approved a regular quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable August 15, 2008 to stockholders of record on July 31, 2008.

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

Total expense for the RRP plans amounted to $529, $776, $1,063 and $1,404 for the three months and six months ended June 30, 2008 and 2007, respectively. The compensation cost of non-vested RRP shares at June 30, 2008 is expected to be charged to expense as follows: $1,064 during the six month period ended December 31, 2008 and $137 during the year ended December 31, 2009.  As of June 30, 2008, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 132,920 shares, respectively.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2008 and 2007

(Unaudited)

Total expense for the stock option plans amounted to $97 and $1 for the six months ended June 30, 2008 and 2007, respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2008 was as follows:

Options outstanding at January 1, 2008	2,722,960
Options exercised at $4.944 per option	(613,414)
Reload options granted at:
$ 9.19 per option	130,518
$ 9.85 per option	25,378
$ 10.10 per option	37,267
Options forfeited at:
$ 12.91 per option	(40,000)
$ 15.02 per option	(4,000)
Options outstanding at June 30, 2008	2,258,709

Exercisable at June 30, 2008 at:
$ 4.944 per option	635,883
$ 9.19 per option	130,518
$ 9.85 per option	25,378
$ 10.10 per option	37,267
$ 10.36 per option	28,717
$ 10.59 per option	23,861
$ 10.69 per option	46,249
$ 10.87 per option	56,836
$ 12.91 per option	1,000
$ 15.02 per option	1,269,000
2,254,709

Aggregate intrinsic value of options outstanding and exercisable	$2,976

Weighted average exercise price per option	$11.40

Weighted average remaining contractual life in years at end of period	3.44

As of June 30, 2008, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 285,980 options and 1,226,000 options, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at June 30, 2008 and December 31, 2007, which was $3,627 and $3,752, respectively, is eliminated in consolidation.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2008 and 2007

(Unaudited)

At June 30, 2008, the ESOP held 548,868 unallocated shares at an aggregate cost of $2,993; the market value of such shares at that date was $5,242. For the six months ended June 30, 2008 and 2007, $268 and $339, respectively, was charged to compensation expense based on the commitment to release to eligible employees 26,106 shares and 27,054 shares in those respective periods.

(10)              Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Service cost	$17	$14	$35	$28
Interest cost	12	11	25	22
Prior service cost	(7)	(7)	(13)	(14)
Actuarial (gain) loss	(6)	(3)	(7)	2
Net periodic benefit costs	$16	$15	$40	$38

Benefits paid amounted to $8 and $7 for the six months ended June 30, 2008 and 2007, respectively.

(11)              Stockholders’ Equity (Dollars in thousands)

Capital Distributions and Restrictions Thereon

Regulations of the Office of Thrift Supervision (“OTS”) impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 institution”) may, after prior notice but without the approval of the OTS, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require OTS approval.

Common Stock Repurchases

During the first half of 2008, 40,100 shares of the Company’s common stock were repurchased at an average cost of $9.29, exclusive of transaction costs.

As of June 30, 2008, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(12)              Fair Value Disclosures (Dollars in thousands)

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

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

The only assets of the Company recorded at fair value on a recurring basis at June 30, 2008 were securities available for sale. The following table presents the level of valuation assumptions used to determine the fair value of such securities:

	Carrying Value
	Level 1	Level 2	Level 3	Total

Securities available for sale	$3,340	$305,812	$6,900	$316,052

The securities comprising the balance at June 30, 2008 in the level 3 column included $5,500 of auction rate municipal obligations, a $500 obligation of a foreign country maturing September 30, 2008 and $900 trust preferred obligations issued by financial institutions, all of which lacked quoted prices in active markets. In the judgment of management, the fair value of these securities was considered to approximate their carrying value because they were deemed to be fully collectible and the rates paid on the securities were at least equal to rates paid on securities with similar maturities. While it is possible that unrealized depreciation may have existed at June 30, 2008 with respect to the auction rate municipal obligations, such unrealized depreciation, if any, would be immaterial to the Company’s consolidated financial statements as of and for the six months ended June 30, 2008 and would not be considered as other than temporary in nature.

Between April 1, 2008 and June 30, 2008, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $3,875 as a result of $4,275 of sales and redemptions of auction rate municipal obligations at their face value and the addition of $400 of trust preferred obligations.

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and six months ended June 30, 2008 and 2007.

Operating Highlights

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)

Net interest income	$18,046	$18,051	$35,205	$36,184
Provision for credit losses	2,579	1,107	4,693	2,357
Loss on write-down of securities	—	—	(1,249)	—
Non-interest income	1,123	1,281	2,117	2,331
Amortization of identified intangible assets	438	504	876	1,007
Other non-interest expenses	9,997	9,722	19,862	19,049
Income before income taxes and minority interest	6,155	7,999	10,642	16,102
Provision for income taxes	2,417	3,103	4,164	6,221
Minority interest in earnings of subsidiary	64	44	109	88
Net income	3,674	4,852	6,369	9,793

Basic earnings per common share	$0.06	$0.08	$0.11	$0.16
Diluted earnings per common share	0.06	0.08	0.11	0.16

Interest rate spread	2.21%	2.13%	2.12%	2.11%
Net interest margin	3.03%	3.18%	2.99%	3.18%

Financial Condition Highlights

	At	At	At
	June 30,	December 31,	June 30,
	2008	2007	2007
	(In thousands)

Total assets	$2,494,616	$2,418,510	$2,371,609
Net loans	1,957,591	1,866,451	1,829,777
Retail deposits	1,282,114	1,250,337	1,231,252
Brokered deposits	27,047	67,904	77,871
Borrowed funds and subordinated debt	652,798	555,023	487,250
Stockholders’ equity	505,845	518,708	547,023
Stockholders’ equity to total assets	20.28%	21.45%	23.07%

Allowance for loan losses	$25,722	$24,445	$23,312
Non-performing assets	6,939	5,399	4,224

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

•                  The interest rate environment. Interest rate spread and net interest margin are greatly influenced by the rate setting actions of the Federal Open Market Committee (the “FOMC”) of the Federal Reserve System. The FOMC lowered the rate for overnight federal fund borrowings between banks seven times from 5.25% on September 17, 2007 (the rate that had been in effect since June 29, 2006) to 4.25% at December 31, 2007, 2.25% at March 31, 2008 and 2.00% on April 30, 2008. The rapidity of the rate reductions had an immediate negative effect in the 2008 first quarter on the yield of the Company’s assets adjustable to market rates and those assets that either matured or were refinanced. The impact on rates paid for certificates of deposit and borrowed funds, however, was less rapid as many of those liabilities matured later on. Interest rate spread and net interest margin improved in the 2008 second quarter as maturing certificates of deposit and borrowed funds were refinanced at lower rates. That trend is expected to continue in the second half of 2008, provided there are no major rapid changes by the FOMC in the overnight rate for borrowings.

•                  Foregone interest income. As a result of repurchases of the Company’s common stock and the payment of semi-annual extra dividends, the average balance of stockholders’ equity was $51.4 million less in the 2008 second quarter than in the 2007 second quarter and $56.8 million less in the first half of 2008 than in the first half of 2007. Foregone interest income as a result of these reductions in stockholders’ equity was $762,000 ($463,000 after taxes) in the 2008 second quarter and $1,718,000 ($1,046,000 after taxes) in the first half of 2008.

•                  Higher provisions for credit losses. The provision for credit losses was $1,472,000 ($856,000 after taxes) higher in the 2008 second quarter than in the 2007 second quarter and $2,336,000 ($1,359,000 after taxes) higher in the first half of 2008 than in the first half of 2007 due primarily to rising charge-offs in the indirect automobile (“auto”) loan portfolio and growth in the mortgage and commercial loan portfolios.

•                  Loss on write-down of securities. The carrying values of preferred stock of Merrill Lynch & Co., Inc. (“Merrill”) and Federal National Mortgage Association (“FNMA”) acquired by the Company were written down to their market values at March 31, 2008 by a charge to 2008 first quarter earnings of $1,249,000 ($801,000 after taxes). At June 30, 2008, the combined market value of the securities exceeded their carrying value by $6,000. Subsequently, the market value of the securities declined based on public information about operating difficulties at Merrill and FNMA. As of July 29, 2008, the market value of the securities was $1,763,000. If it becomes evident that other than temporary impairment has occurred in these securities, a charge to earnings will be recorded in an amount that adjusts their carrying value to their market value as of the date of determination of impairment.

•                  Assets quality and stockholders’ equity remain strong. Non-performing assets remained modest at $6.9 million, or 0.28% of total assets at June 30, 2008 compared to $5.4 million or 0.22% at December 31, 2007. The allowance for loan losses ($25.7 million) equaled 1.30% of total loans outstanding at June 30, 2008 and stockholders’ equity was $505.8 million, resulting in an equity to assets ratio of 20.3% as of that date.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and six months ended June 30, 2008 and 2007. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2008			2007
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$73,119	$405	2.22%	$138,758	$1,798	5.20%
Debt securities (2)	328,553	3,797	4.62	288,231	3,646	5.06
Equity securities (2)	34,009	402	4.74	27,254	413	6.08
Mortgage loans (3)	1,087,848	16,032	5.89	1,032,270	16,488	6.39
Commercial loans - Eastern (3)	144,326	3,536	9.80	129,088	3,444	10.70
Other commercial loans (3)	109,966	1,511	5.50	69,274	1,234	7.13
Indirect automobile loans (3)	609,887	9,715	6.39	594,485	9,098	6.14
Other consumer loans (3)	3,924	58	5.91	3,328	65	7.81
Total interest-earning assets	2,391,632	35,456	5.93%	2,282,688	36,186	6.35%
Allowance for loan losses	(24,892)			(23,162)
Non-interest earning assets	99,772			97,926
Total assets	$2,466,512			$2,357,452

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$88,338	61	0.28%	$86,446	69	0.32%
Savings accounts	90,768	300	1.33	97,496	407	1.67
Money market savings accounts	226,999	1,205	2.13	221,129	1,566	2.84
Retail certificates of deposit	816,158	8,597	4.22	753,724	9,096	4.84
Total retail deposits	1,222,263	10,163	3.34	1,158,795	11,138	3.86
Brokered certificates of deposit	42,275	569	5.40	77,958	1,046	5.38
Total deposits	1,264,538	10,732	3.40	1,236,753	12,184	3.95
Borrowed funds	602,133	6,600	4.34	468,236	5,704	4.82
Subordinated debt	—	—	—	8,260	158	7.57
Total interest-bearing liabilities	1,866,671	17,332	3.72%	1,713,249	18,046	4.22%
Non-interest-bearing demand checking accounts	68,077			61,803
Other liabilities	25,158			24,376
Total liabilities	1,959,906			1,799,428
Stockholders’ equity	506,606			558,024
Total liabilities and stockholders’ equity	$2,466,512			$2,357,452
Net interest income (tax equivalent basis)/interest rate spread (4)		18,124	2.21%		18,140	2.13%
Less adjustment of tax exempt income		78			89
Net interest income		$18,046			$18,051
Net interest margin (5)			3.03%			3.18%

(1)          Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.

(2)          Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)          Loans on non-accrual status are included in average balances.

(4)          Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2008			2007
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$92,176	$1,411	3.07%	$134,641	$3,483	5.22%
Debt securities (2)	308,196	7,302	4.74	301,427	7,510	4.98
Equity securities (2)	33,122	902	5.46	28,135	933	6.68
Mortgage loans (3)	1,067,408	32,127	6.02	1,035,081	33,222	6.42
Commercial loans - Eastern (3)	143,307	7,043	9.83	128,597	6,926	10.77
Other commercial loans (3)	107,733	3,112	5.78	69,112	2,458	7.11
Indirect automobile loans (3)	607,641	19,397	6.40	578,691	17,186	5.99
Other consumer loans (3)	3,797	127	6.69	3,278	130	7.93
Total interest-earning assets	2,363,380	71,421	6.05%	2,278,962	71,848	6.32%
Allowance for loan losses	(24,592)			(23,069)
Non-interest earning assets	99,659			98,636
Total assets	$2,438,447			$2,354,529

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$84,845	107	0.25%	$86,814	141	0.33%
Savings accounts	89,006	628	1.42	97,699	804	1.66
Money market savings accounts	223,830	2,758	2.47	215,640	2,968	2.78
Retail certificates of deposit	815,833	18,183	4.47	750,982	17,943	4.82
Total retail deposits	1,213,514	21,676	3.58	1,151,135	21,856	3.83
Brokered certificates of deposit	55,090	1,480	5.39	77,713	2,073	5.38
Total deposits	1,268,604	23,156	3.66	1,228,848	23,929	3.93
Borrowed funds	567,050	12,803	4.47	461,507	11,160	4.81
Subordinated debt	1,733	65	7.42	10,160	391	7.65
Total interest bearing liabilities	1,837,387	36,024	3.93%	1,700,515	35,480	4.21%
Non-interest-bearing demand checking accounts	65,304			62,072
Other liabilities	25,647			25,026
Total liabilities	1,928,338			1,787,613
Stockholders’ equity	510,109			566,916
Total liabilities and stockholders’ equity	$2,438,447			$2,354,529
Net interest income (tax equivalent basis)/interest rate spread (4)		35,397	2.12%		36,368	2.11%
Less adjustment of tax exempt income		192			184
Net interest income		$35,205			$36,184
Net interest margin (5)			2.99%			3.18%

(1)          Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.

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

•                  Interest rate spread improved from 2.11% in the first half of 2007 to 2.12% in the first half of 2008 and from 2.13% in the 2007 second quarter and 2.02% in the 2008 first quarter to 2.21% in the 2008 second quarter. The improvements were due primarily to the effect of the changes in the overnight borrowing rate set by the FOMC and the growth of the mortgage and commercial loan portfolios.

•                  Net interest margin declined from the 3.18% in the first half of 2007 to 2.99% in the first half of 2008 and from 3.18% in the 2007 second quarter to 3.03% in the 2008 second quarter due primarily to foregone income resulting from reduction in the average balances of stockholders’ equity previously discussed herein. The improvement in net interest margin in the 2008 second quarter compared to the 2008 first quarter (2.96%) resulted from the average rate paid on deposits and borrowings going down faster than the decline in the average yield on interest-earning assets.

•                  Certificates of deposit comprised 66.8% of the average balance of total retail deposits in the 2008 second quarter compared to 67.7% in the 2008 first quarter and 65.2% in the first half of 2007.

•                  In the 2008 first quarter, $260 million of certificates of deposit and advances from the Federal Home Loan Bank of Boston (“FHLB”) with a weighted average rate of 4.67% matured while $317 million of certificates of deposit and FHLB advances were added or rolled over in that time period at a weighted average rate of 3.61%. In the 2008 second quarter, $423 million of certificates of deposit, brokered deposits and FHLB advances with a weighted average rate of 4.32% matured while $478 million of certificates of deposit and FHLB advances were added or rolled over in that time period at a weighted average rate of 2.83%. The reductions in funding costs in the first and second quarter had a positive effect on net interest income. In the 2008 third and fourth quarters, certificates of deposit and FHLB advances amounting to $491 million and $201 million, respectively, are scheduled to mature. The weighted average rates on those liabilities are 4.24% and 3.97%, respectively.

•                  The average balance of loans outstanding as a percent of the average balance of total interest-earning assets increased from 79.6% in the first half of 2007 to 81.7% in the first half of 2008. Generally, the yield on loans is higher than the yield on investment securities.

•                  The average balance of short-term investments in the 2008 second quarter was $66 million (47.3%) less than in the 2007 second quarter. As the average rate earned on short-term investments declined from 5.20% in the 2007 second quarter to 2.22% in the 2008 second quarter, funds were shifted into higher yielding debt securities. The average balance invested in debt securities increased $40 million between the 2007 and 2008 second quarters.

•                  The average balance of interest-earning assets in the 2008 second quarter was $109 million (4.8%) higher than the second quarter of 2007. While investments declined $19 million, loans increased $128 million (7.0%), $56 million of which was in mortgage loans, $41 million in commercial loans, $15 million in Eastern loans, $15 million in auto loans and $1 million in other loans. Of the $109 million increase in the average balance of interest-earning assets since a year ago, $57 million occurred in the first quarter of 2008.

•                  The average yield on interest-earning assets was 6.35% in the 2007 second quarter. The average yield declined from 6.39% in the 2007 fourth quarter to 6.18% in the 2008 first quarter and 5.93% in the 2008 second quarter due primarily to the effect of the rapid rate reductions in the interbank borrowing rate mentioned earlier herein.

•                  The average balance of borrowings from the FHLB rose from $468 million in the 2007 second quarter to $602 million in the 2008 second quarter. Of the $134 million increase, $70 million occurred in the 2008 second quarter. The additional borrowings were used primarily to pay down brokered deposits ($36 million) and subordinated debt ($8 million) and to fund the $51 million reduction in stockholders’ equity resulting from stock repurchases and payment of semi-annual extra dividends and part of the loan growth. The average rate paid on FHLB borrowings declined from 4.82% in the 2007 second quarter to 4.34% in the 2008 second quarter.

Auto Loans

The auto portfolio grew modestly from $591 million at June 30, 2007 to $594 million at December 31, 2007 and $597 million at June 30, 2008. Due to rising delinquencies and charge-offs and deteriorating trends in the economy and the auto industry, the Company commenced undertaking steps in the second half of 2007 to tighten its underwriting criteria. Also, effective July 1, 2008, the Company decided to terminate dealer accommodation loans due to higher risks normally associated with such loans. Such changes, coupled with weaker sales in the auto industry, could result in some shrinkage of the auto portfolio in the second half of 2008 and thereafter. On the other hand, the higher underwriting criteria should ultimately result in lower levels of charge-offs. In the next few quarters, however, charge-offs could continue to exceed levels experienced during better economic periods.

The effect of the changes in underwriting is evident in the decline of loans originated to borrowers with credit scores below 660 from $44.0 million, or 13.7% of all loans originated in the year 2006, and $25.4 million (13.4%) in the first half of 2007 to $14.6 million (9.8%) in the second half of 2007 and $10.5 million (6.8%) in the first half of 2008. At June 30, 2008, the average FICO score of the auto portfolio was 730 and the portion of the portfolio with FICO scores below 660 was 10.4%. Auto loans delinquent 30 days or more at June 30, 2008 were $9.8 million (1.64% of the portfolio) compared to $9.0 million (1.53%) at March 31, 2008 and $11.7 million (1.98%) at December 31, 2007. According to data published by the American Bankers Association, the rate of all indirect auto loans in Massachusetts past due 30 days or more at March 31, 2008 (the latest date available) was 2.69%.

Net charge-offs of auto loans have elevated over the last several quarters. In the first half of 2007, net charge-offs were $1,295,000 (an annualized rate of 0.46% based on average loans outstanding). Thereafter, net charge-offs rose to $1,232,000 (0.82%) in the 2007 third quarter, $1,462,000 (0.97%) in the 2007 fourth quarter, $1,371,000 (0.93%) in the 2008 first quarter and $1,688,000 (1.14%) in the 2008 second quarter. The increases were attributable in part to the higher per unit losses from sales of repossessed vehicles. With the rise in the price of gas and weakening trends in the economy, the value of less fuel efficient vehicles has declined.

Provision for Credit Losses

The provision for credit losses was $2,579,000 in the 2008 second quarter compared to $1,107,000 in the 2007 second quarter and $4,693,000 in the first half of 2008 compared to $2,357,000 in the first half of 2007. The provision is comprised of amounts relating to the auto loan portfolio, the Eastern loan portfolio and the remainder of the Company’s loan portfolio and unfunded commitments.

The provision for auto loan losses was $2,200,000 in the 2008 second quarter compared to $779,000 in the 2007 second quarter and $3,746,000 in the first half of 2008 compared to $1,623,000 in the first half of 2007. All of these amounts exceeded the net charge-offs in those periods of $1,688,000, $558,000, $3,059,000 and $1,295,000, respectively. Constant provisions in excess of net charge-offs has resulted in the allowance for auto loan losses growing from $4,176,000 (0.77% of loans outstanding) at December 31, 2006 to $5,662,000 (0.95%) at December 31, 2007 and $6,349,000 (1.06%) at June 30, 2008. That latter percent exceed the 1.03% annualized rate of net charge-offs experienced in the first half of 2008. In evaluating the overall adequacy of the allowance for loan losses, one should take into consideration the unallocated portion of the allowance for loan losses of $3,550,000 at June 30, 2008 that is available to offset any possible future shortfall should future charge-offs in any segments of the Company’s loan portfolio exceed current estimates.

The provision for Eastern loan losses was $129,000 in the 2008 second quarter compared to $328,000 in the 2007 second quarter and $397,000 in the first half of 2008 compared to $709,000 in the first half of 2007. Net charge-offs in those periods were $111,000, $288,000, $331,000 and $679,000, respectively. The annualized rate of net charge-offs was 0.46% in the first half of 2008 compared to 1.06% in the first half of 2007 and 0.82% for the year 2007. Eastern loans delinquent 30 days or more improved from $2,699,000 (1.91% of loans outstanding) at December 31, 2007 to $2,520,000 (1.74%) at March 31, 2008 and $2,485,000 (1.72%) at June 30, 2008. The allowance for Eastern loan losses at June 30, 2008 was $2,493,000, or 1.72% of Eastern’s $145 million portfolio.

The remainder of the Company’s loan portfolio at June 30, 2008 was comprised of residential mortgage loans ($321 million), multi-family and commercial real estate mortgage loans ($785 million), construction loans ($25 million), home equity loans ($37 million), commercial loans ($168 million) and other consumer loans ($4 million), less unadvanced funds on those loans of $121 million. These parts of the portfolio, which grew by only $27 million in the year 2007, grew $40 million in the 2008 first quarter and $46 million in the 2008 second quarter. Growth in the first half of the year was concentrated primarily in residential mortgage loans ($25 million) and other mortgage loans, substantially commercial ($56 million).

The provision for credit losses related to the portfolio addressed in the preceding paragraph and to unfunded commitments was $250,000 in the 2008 second quarter compared to none in the 2007 second quarter and $550,000 in the first half of 2008 compared to $25,000 in the first half of 2007. The provision was established solely due to loan growth in those periods, as no loan charge-offs were experienced other than an inconsequential amount of consumer loans. (Earnings were charged $67,000 in the first half of 2008 as a result of write-downs in the carrying value of a foreclosed property in the Company’s portfolio.)

Valuation of Investment Securities

Marketable Equity Preferred Stock Securities

In the second half of 2007, the Company purchased adjustable rate perpetual preferred stock issued by Merrill and FNMA at a total cost of $3,928,000. The market value of the preferred stock issues declined in the fourth quarter of 2007 due primarily to announcement of losses incurred by Merrill and FNMA in connection with their involvement in the mortgage lending and mortgage securities markets. The magnitude of the losses prompted both Merrill and FNMA to raise additional capital. Further declines in the market value of the preferred stocks occurred in the 2008 first quarter as uncertainty grew regarding how much more in losses Merrill and FNMA might be required to announce and what consequences any such losses might have on their financial soundness. Based on these developments, the Company concluded that an other than temporary impairment in the value of the securities had occurred. A loss of $1,249,000 was charged to earnings which equaled the entire difference between the cost of the securities and their fair value at March 31, 2008. Fair value was based on the quoted market price of the preferred stocks at that date (Merrill - $932,000 and FNMA - $1,747,000).

At June 30, 2008, the combined market value of the Merrill and FNMA securities owned by the Company exceeded their carrying value by $6,000. In July, the market value of the securities declined based on public information about operating losses at Merrill and FNMA. As of July 29, 2008, the market value of the Merrill and FNMA securities was $662,000 and $1,101,000, respectively. The combination of these amounts was $923,000 less than the combined carrying value of the securities. It is anticipated that additional information about the two companies will become available in the coming months. If, after evaluating such additional information, it becomes evident that other than temporary impairment in the value of these securities has occurred, a charge to earnings will be recorded in an amount that adjusts the carrying value of the securities to their market value as of the date of determination of impairment.

Auction Rate Municipal Obligations

Included in the Company’s investment securities at June 30, 2008 were auction rate municipal obligations acquired at a total cost of $5,500,000. The amount invested in such obligations was $9,775,000 at March 31, 2008 and $13,050,000 at December 31, 2007. The reductions since the beginning of the year resulted from a combination of payments received from the debt issuers who called certain obligations and proceeds from sales, all of which were at face value and, accordingly, resulted in no losses.

Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are repaid generally from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days.

The auction rate municipal obligations owned by the Company were rated “AAA” at December 31, 2007 due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuers fail to pay the obligations when they become due. In the 2008 first quarter, public disclosures suggested that certain third party insurers were experiencing financial difficulties and, therefore, might have difficulty meeting their guarantee obligations should issuers fail to pay their contractual obligations. This possibility caused a lowering of the ratings of many auction rate municipal obligations which, in turn, lessened the interest of investors to own such obligations. On a stand-alone basis, that is, without the guarantee of a third-party insurer, all of the auction rate municipal obligations owned by the Company at June 30, 2008 were rated “A” or better, except for one issue amounting to $600,000 that did not have a stand-alone rating.

In February 2008, auctions relating to obligations owned by the Company, as well as auctions relating to obligations not owned by the Company, failed to attract a sufficient number of investors. Upon an auction failure, generally the obligations become subject to a penalty imposing a rise in the interest rate to be paid on the obligation. The auction failures effectively created a liquidity problem for those investors who were relying on the obligations to be redeemable through auctions. Continued auction failures can result in an investment that investors expected to be of relatively short duration becoming an investment with a long-term duration.

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

Full collectibility of the obligations has never been of concern to the Company. None of the issuers of the obligations owned by the Company has defaulted in meeting their scheduled payments and their financial condition is considered to be sound. In the opinion of Company management, as of June 30, 2008, no other than temporary impairment in value has occurred.

The failed auctions raise the question as to whether the fair value of the obligations as of June 30, 2008 is less than their face value. No active market has developed with respect to auction rate municipal obligations. It is our understanding that periodic sales have occurred at prices in the range of 90% of face value, although we have not seen any published information to support our understanding. Further we do not know to what extent investors who sold their auction rate municipal obligations were compelled to do so for reasons such as addressing a liquidity concern.

Based on an assessment of the factors mentioned above plus the ample liquidity of the Company, we concluded that the fair value of the Company’s auction rate municipal obligations approximated their face value at June 30, 2008. (Subsequent to that date, the Company received $100,000 from a partial sale of an obligation through an auction, thus reducing its total investment in auction rate municipal obligations to $5,400,000.) We do not foresee any need to redeem the obligations in the future and, accordingly, we will continue to hold the securities should auctions continue to fail. If a case were to be made that the fair value of the obligations was 10% less than their face value (an assumption which we do not believe is valid), the impact would be to reduce stockholders’ equity by $346,000 ($540,000 less related income taxes), or less than one-tenth of one percent of stockholders’ equity at June 30, 2008. This amount is insignificant in relation to the Company’s consolidated financial statements.

Other Operating Highlights

Non-Interest Income. Non-interest income was $1,281,000 in the 2007 second quarter compared to $1,123,000 in the 2008 second quarter as mortgage loan prepayment fees declined from $333,000 to $157,000 in those respective periods. Excluding the loss on the write-down of securities, non-interest income was $2,117,000 in the first half of 2008 compared to $2,331,000 in the first half of 2007. The reduction resulted from a decline in mortgage loan prepayment fees ($194,000 compared to $459,000) which was partially offset by fees resulting from introduction of a courtesy overdraft program.

Non-Interest Expense. Excluding amortization of intangible assets, non-interest expenses were $275,000 (2.8%) higher in the 2008 second quarter than in the 2007 second quarter and $813,000 (4.3%) higher in the first half of 2008 than in the first half of 2007. The increases resulted primarily from higher loan collection and auto repossession costs, data processing expenses and professional fees.

Provision for Income Taxes. The effective rate of income taxes applied to the Company’s pre-tax income rose from 38.6% in the first half of 2007 to 39.1% in the first half of 2008 due primarily to a lower portion of taxable income being earned by the Company’s investment securities subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Other Financial Condition Highlights

Retail Deposits. Retail deposits at March 31, 2008 were $60.9 million, or 4.9%, higher than at December 31, 2007. Of that growth, $17.6 million was in transaction accounts (mostly money market savings accounts) and $43.3 million in certificate of deposit accounts. In the 2008 second quarter, transaction deposit accounts increased $11.5 million due to growth of demand checking accounts and NOW accounts while certificate of deposit accounts declined $40.6 million due to the lowering of rates offered on such deposits.

Brokered Deposits. Brokered deposits declined from $67.9 million at December 31, 2007 and March 31, 2008 to $27.0 million at June 30, 2008 as a result of payoffs upon maturity. The deposits were not rolled over because the rates offered on new brokered deposits were higher than rates offered on alternative funding sources.

Borrowed Funds. Borrowings from the FHLB declined from $548.0 million at December 31, 2007 to $540.1 million at March 31, 2008, but increased to $652.8 million at June 30, 2008. The increased borrowings were used primarily to pay off brokered deposits, replace the $29.1 million outflow of deposits and fund part of the loan growth.

Stockholders’ Equity. The decline in stockholders’ equity from $518.7 million at December 31, 2007 to $505.8 million at June 30, 2008 resulted primarily from dividend payments exceeding earnings.

On July 17, 2008, the Board of Directors approved payment of a regular quarterly dividend of $0.085 per share and an extra dividend of $0.20 per share payable on August 15, 2008 to stockholders of record July 31, 2008. This extra dividend is the eleventh time since August 2003 that an extra dividend of $0.20 per share is paid. The aggregate amount of the extra dividends, over $130 million or $2.20 per share, represents a return of capital rather than a distribution of earnings. (For income tax purposes, such payments have had to be reported as taxable income.) The payout of extra dividends semi-annually has been an effective means to reduce the Company’s capital in a measured way and to treat all stockholders equally. While it is the intent of the Board of Directors to continue to return excess capital to stockholders, the decision to pay dividends and the magnitude of any payments will be considered in light of changing opportunities to deploy capital effectively, including the repurchase of the Company’s common stock and expansion of the Company’s business through acquisitions.

Change in Massachusetts Tax Rates

On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company continues to analyze the impact of this law and, as a result of revaluing its net deferred tax asset, we estimate the impact to be additional tax expense of between $100,000 and $150,000. This charge is expected to be recognized during the third quarter of 2008.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$634	$29
Commercial real estate	2,342	—
Commercial loans - Eastern	2,097	2,265
Indirect automobile loans	149	427
Other consumer loans	—	$9
Total non-accrual loans	5,222	2,730
Repossessed vehicles	1,145	1,621
Repossessed equipment	472	531
Other real estate owned	100	517
Total non-performing assets	$6,939	$5,399

Restructured loans - Eastern	$1,822	$887

Allowance for loan losses	$25,722	$24,445

Allowance for loan losses as a percent of total loans	1.30%	1.29%
Non-accrual loans as a percent of total loans	0.26%	0.14%
Non-performing assets as a percent of total assets	0.28%	0.22%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days. At June 30, 2008, the $2,340,000 of commercial real estate mortgage loans on non-accrual relate to one borrower and the $634,000 of one-to-four family mortgage loans on non-accrual relate to four borrowers. These loans are considered to be adequately secured.

In addition to identifying non-performing loans, the Company identifies loans that are characterized as “impaired” pursuant to generally accepted accounting principles. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories tend to overlap. All of the Eastern loans on non-accrual at June 30, 2008 and December 31, 2007 and the commercial real estate mortgage loan on non-accrual at June 30, 2008 were considered to be impaired loans. Specific reserves on those loans amounted to $594,000 and $515,000 at those respective dates.

Restructured loans represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower’s financial condition. All of the restructured loans at June 30, 2008 and December 31, 2007 were loans originated by Eastern. The increase in restructured loans resulted primarily from extensions of the term over which the loans are to be paid.

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

The unallocated portion of the allowance for loan losses was $3,550,000, or 13.8%, of the total allowance for loan losses at June 30, 2008 compared to $3,987,000, or 16.3%, of the total allowance for loan losses at December 31, 2007.

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

At June 30, 2008, interest-earning assets maturing or repricing within one year amounted to $980 million and interest-bearing liabilities maturing or repricing within one year amounted to $1.278 billion, resulting in a cumulative one year negative gap position of $298 million, or 11.9% of total assets. At December 31, 2007, the Company had a negative one year cumulative gap position of $209 million, or 8.6% of total assets. The change in the cumulative one year gap position from the end of 2007 resulted primarily from reduction in the total of short-term investments and an increase in borrowings maturing within one year.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2008 amounted to $652.8 million and the Company had the capacity to increase that amount to $739.1 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2008, such assets amounted to $135.5 million, or 5.4% of total assets.

At June 30, 2008, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $424.9 million, or 17.5% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals who purchased a motor vehicle from a dealer located in Massachusetts and to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank has answered, denying liability and has opposed Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an award of damages in the amount of $2,928 to her individually. The Bank has not yet served its response to the motion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1) (2) (3)

April 1 through June 30, 2008	—	—	2,195,590	4,804,410

(1)      On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to April 1, 2008, 2,195,590 shares authorized under this program had been repurchased. At June 30, 2008, 304,410 shares authorized under this program remained available for repurchase.

(2)

On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At June 30, 2008, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)

On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At June 30, 2008, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 17, 2008, the Company held its annual meeting of stockholders for the purpose of the election of four Directors to three year terms and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Withheld
Election of Directors:
George C. Caner.	52,281,944	1,348,586
Richard P. Chapman, Jr.	52,296,857	1,333,673
William V. Tripp, III.	52,333,887	1,296,643
Peter O. Wilde.	52,311,316	1,319,214

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of appointment of the independent registered public accounting firm	53,068,831	458,201	103,498

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

BROOKLINE BANCORP, INC.

Date: July 31, 2008	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Date: July 31, 2008	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer