Form 10-Q
period 2008-09-30
BROOKLINE BANCORP INC
filed 2008-11-03
CIK 1049782

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


    (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to

                         Commission file number 0-23695


                             Brookline Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


                    Delaware                                     04-3402944
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

    160 Washington Street, Brookline, MA                          02447-0469
  (Address of principal executive offices)                        (Zip Code)

                                 (617) 730-3500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller Reporting Company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

As of October 31, 2008, the number of shares of common stock, par value $0.01 per share outstanding was 58,369,261.



================================================================================

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      Index

Part I  Financial Information                                                              Page

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007            1

        Consolidated Statements of Income for the three months and nine months ended
        September 30, 2008 and 2007                                                           2

        Consolidated Statements of Comprehensive Income for the three months and nine
        months ended September 30, 2008 and 2007                                              3

        Consolidated Statements of Changes in Stockholders' Equity for the nine months
        ended September 30, 2008 and 2007                                                     4

        Consolidated Statements of Cash Flows for the nine months ended September 30,
        2008 and 2007                                                                         6

        Notes to Unaudited Consolidated Financial Statements                                  8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                           15

Item 3. Quantitative and Qualitative Disclosures about Market Risks                          26

Item 4. Controls and Procedures                                                              26

Part II Other Information

Item 1. Legal Proceedings                                                                    26

Item 1A.Risk Factors                                                                         27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                          27

Item 3. Defaults Upon Senior Securities                                                      27

Item 4. Submission of Matters to a Vote of Security Holders                                  27

Item 5. Other Information                                                                    27

Item 6. Exhibits                                                                             28

        Signatures                                                                           29

Part I - Financial Information
Item 1. Financial Statements

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands except share data)

                                                                                    September 30,      December 31,
                                                                                         2008              2007
                                                                                  ----------------- -----------------
                                                                                              (unaudited)
                                    ASSETS
                                    ------
Cash and due from banks........................................................    $       21,516    $       17,699
Short-term investments.........................................................           111,528           135,925
Securities available for sale..................................................           279,865           284,051
Securities held to maturity (market value of $172 and $199, respectively) .....               164               189
Restricted equity securities...................................................            35,318            28,143
Loans .........................................................................         2,065,748         1,890,896
Allowance for loan losses......................................................           (27,232)          (24,445)
                                                                                   ---------------   ---------------
     Net loans.................................................................         2,038,516         1,866,451
                                                                                   ---------------   ---------------
Accrued interest receivable....................................................             8,902             9,623
Bank premises and equipment, net...............................................             9,910             9,045
Deferred tax asset.............................................................            13,342            10,849
Prepaid income taxes ..........................................................                 -             2,105
Goodwill.......................................................................            43,241            42,545
Identified intangible assets, net of accumulated
  amortization of $7,931 and $6,618, respectively                                           5,021             6,334
Other assets...................................................................             5,663             5,551
                                                                                   ---------------   ---------------
     Total assets..............................................................    $    2,572,986    $    2,418,510
                                                                                   ===============   ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Retail deposits................................................................    $    1,300,394    $    1,250,337
Brokered deposits .............................................................            27,047            67,904
Borrowed funds.................................................................           727,162           548,015
Subordinated debt..............................................................                 -             7,008
Mortgagors' escrow accounts....................................................             5,802             5,051
Income taxes payable...........................................................                 5                 -
Accrued expenses and other liabilities.........................................            20,835            20,116
                                                                                   ---------------   ---------------
     Total liabilities.........................................................         2,081,245         1,898,431
                                                                                   ---------------   ---------------

Minority interest in subsidiary................................................             1,275             1,371
                                                                                   ---------------   ---------------

Stockholders' equity:
   Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued.                 -                 -
   Common stock, $0.01 par value; 200,000,000 shares authorized;
     63,742,994 shares and 63,323,703 shares issued, respectively..............               637               633
   Additional paid-in capital..................................................           517,865           513,949
   Retained earnings, partially restricted.....................................            38,356            68,875
   Accumulated other comprehensive (loss) income ..............................            (1,364)              121
   Treasury stock, at cost - 5,373,733 shares and 5,333,633 shares,
     respectively..............................................................           (62,107)          (61,735)
   Unallocated common stock held by ESOP - 535,815 shares and 574,974 shares,
     respectively..............................................................            (2,921)           (3,135)
                                                                                   ---------------   ---------------
        Total stockholders' equity.............................................           490,466           518,708
                                                                                   ---------------   ---------------

        Total liabilities and stockholders' equity.............................    $    2,572,986    $    2,418,510
                                                                                   ===============   ===============

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                        (In thousands except share data)

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                   2008          2007          2008          2007
                                                                ------------  ------------  ------------  ------------
                                                                                     (unaudited)
Interest income:
   Loans......................................................  $    31,735   $    31,258   $    93,541   $    91,181
   Debt securities............................................        3,381         3,342        10,537        10,682
   Marketable equity securities...............................           50            15           173            50
   Restricted equity securities...............................          266           469           998         1,353
   Short-term investments.....................................          559         1,759         1,971         5,242
                                                                ------------  ------------  ------------  ------------
     Total interest income....................................       35,991        36,843       107,220       108,508
                                                                ------------  ------------  ------------  ------------

Interest expense:
   Retail deposits............................................        8,997        11,476        30,673        33,332
   Brokered deposits..........................................          366         1,019         1,846         3,092
   Borrowed funds.............................................        7,286         6,211        20,089        17,371
   Subordinated debt .........................................            -           140            65           531
                                                                ------------   -----------  ------------  ------------
     Total interest expense...................................       16,649        18,846        52,673        54,326
                                                                ------------   -----------  ------------  ------------

Net interest income...........................................       19,342        17,997        54,547        54,182
Provision for credit losses...................................        3,162         1,503         7,855         3,860
                                                                ------------   -----------  ------------  ------------
     Net interest income after provision for credit losses....       16,180        16,494        46,692        50,322
                                                                ------------   -----------  ------------  ------------

Non-interest (loss) income:
   Fees and charges...........................................          935           926         3,021         3,217
   Loss on write-downs and sales of securities, net ..........       (1,600)            -        (2,849)            -
   Other income ..............................................           23             1            54            40
                                                                ------------  ------------  ------------  ------------
     Total non-interest (loss) income.........................         (642)          927           226         3,257
                                                                ------------  ------------  ------------  ------------

Non-interest expense:
   Compensation and employee benefits.........................        5,221         5,227        15,779        15,712
   Occupancy..................................................          922           854         2,761         2,545
   Equipment and data processing..............................        1,706         1,700         5,079         4,872
   Professional services......................................        1,021           462         2,027         1,477
   Advertising and marketing..................................          421           406           759           813
   Amortization of identified intangibles.....................          438           503         1,313         1,511
   Other......................................................        1,428         1,243         4,177         3,520
                                                                ------------  ------------  ------------  ------------
     Total non-interest expense...............................       11,157        10,395        31,895        30,450
                                                                ------------  ------------  ------------  ------------

Income before income taxes and minority interest..............        4,381         7,026        15,023        23,129
 Provision for income taxes...................................        2,567         2,711         6,731         8,932
                                                                ------------  ------------  ------------  ------------
     Net income before minority interest .....................        1,814         4,315         8,292        14,197

Minority interest in earnings of subsidiary...................           63            66           172           154
                                                                ------------  ------------  ------------  ------------
     Net income...............................................  $     1,751   $     4,249   $     8,120   $    14,043
                                                                ============  ============  ============  ============

Earnings per common share:
     Basic....................................................  $      0.03   $      0.07   $      0.14   $      0.24
     Diluted..................................................         0.03          0.07          0.14          0.23

 Weighted average common shares outstanding during the period:
     Basic....................................................   57,672,084    58,541,627    57,577,738    59,597,169
     Diluted..................................................   57,894,141    59,020,681    57,826,811    60,171,865

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                   2008          2007          2008          2007
                                                                ------------  ------------  ------------  ------------
                                                                                     (unaudited)

Net income...................................................   $     1,751   $     4,249   $     8,120   $    14,043
                                                                ------------  ------------  ------------  ------------

Other comprehensive income, net of taxes:
   Unrealized securities holding (losses) gains..............        (2,973)        1,559        (5,121)        1,025
   Income tax (expense) benefit .............................           469          (563)        1,306          (370)
                                                                ------------  ------------  ------------  ------------
        Net unrealized securities holding (losses) gains.....        (2,504)          996        (3,815)          655
                                                                ------------  ------------  ------------  ------------
   Adjustment of accumulated obligation
    for postretirement benefits..............................            (7)           (6)          (14)          (13)

   Income tax benefit .......................................             3             2             6             5
                                                                ------------  ------------  ------------  ------------
        Net adjustment of accumulated obligation
          for postretirement benefits .......................            (4)           (4)           (8)           (8)
                                                                ------------  ------------  ------------  ------------

        Net unrealized holding (losses) gains................        (2,508)          992        (3,823)          647
                                                                ------------  ------------  ------------  ------------

   Less reclassification adjustment for losses included in net income:
     Loss on write-downs and sales of securities.............        (1,600)            -        (2,849)            -
     Income tax benefit......................................            63             -           511             -
                                                                ------------  ------------  ------------  ------------
        Net reclassification adjustment......................        (1,537)            -        (2,338)            -
                                                                ------------  ------------  ------------  ------------

        Net other comprehensive (losses) income..............          (971)          992        (1,485)          647
                                                                ------------  ------------  ------------  ------------

Comprehensive income.........................................   $       780   $     5,241   $     6,635   $    14,690
                                                                ============  ============  ============  ============

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
            Nine Months Ended September 30, 2008 and 2007 (Unaudited)
                             (Dollars in thousands)

                                                                        Accumulated                    Unallocated
                                          Additional                       other                       common stock        Total
                                Common     paid-in       Retained      comprehensive     Treasury        held by       stockholders'
                                stock      capital       earnings      income (loss)       stock           ESOP            equity
                              ---------- -------------- -------------  ----------------  ------------  --------------- -------------

Balance at
December 31, 2006 ........... $      630 $      508,248 $      96,229  $          (640)  $    (18,144) $       (3,430) $    582,893

Net income ..................          -              -        14,043                -              -               -        14,043

Other comprehensive
 income......................          -              -             -              647              -               -           647

Common stock dividends of
 $0.655 per share ...........          -              -       (39,181)               -              -               -       (39,181)

Payment of dividend
 equivalent rights ..........          -              -          (982)               -              -               -          (982)

Exercise of stock
 options
(299,186 shares).............          3            774             -                -              -               -           777

Treasury stock
 purchases
 (2,517,300 shares) .........          -              -             -                -        (29,671)              -       (29,671)

Reload options
 granted
 (155,663 shares)............          -             81             -                -              -               -            81

Income tax benefit from
 vested recognition and
 retention plan shares,
 exercise of stock options
 and dividend payments
 on unexercised stock
 options and allocated
 ESOP shares ................          -            310             -                -              -               -           310

Compensation under
 recognition and
 retention plans ............          -          2,070             -                -              -               -         2,070

Forfeiture of unvested
 recognition and retention
 plan shares
 (23,460 shares) ............          -              -             -                -              -               -             -

Common stock held by ESOP
 committed to be released
 (40,581 shares) ............          -            275             -                -              -             221           496
                               ---------    -----------   -----------       ----------    -----------       ---------  ------------
Balance at
September 30, 2007........... $      633 $      511,758 $      70,109  $             7   $    (47,815) $      (3,209)  $    531,483
                               =========    ===========   ===========       ==========    ===========       =========  ============


                                                                                                                         (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Continued)
            Nine Months Ended September 30, 2008 and 2007 (Unaudited)
                             (Dollars in thousands)


                                                                       Accumulated                      Unallocated
                                          Additional                       other                         common stock      Total
                               Common      paid-in       Retained      comprehensive     Treasury          held by     stockholders'
                               stock       capital       earnings      income (loss)       stock             ESOP         equity
                             -----------  ------------- ------------- ----------------  ------------   --------------- -------------

Balance at
December 31, 2007 ..........  $      633 $      513,949 $      68,875  $           121   $    (61,735) $       (3,135) $    518,708

Net income .................           -              -         8,120                -              -               -         8,120

Other comprehensive
 losses.....................           -              -             -           (1,485)             -               -        (1,485)

Common stock dividends of
 $0.655 per share ..........           -              -       (37,706)               -              -               -       (37,706)

Payment of dividend
 equivalent rights .........           -              -          (933)               -              -               -          (933)

Exercise of stock
 options
 (613,414 shares)...........           4          1,167             -                -              -               -         1,171

Reload stock options
 granted
 (193,163 shares)...........           -             97             -                -              -               -            97

Treasury stock purchases
 (40,100 shares) ...........           -              -             -                -           (372)              -         (372)

Income tax benefit from
 vested recognition and
 retention plan shares,
 exercise of stock options
 and dividend payments
 on unexercised stock
 options and allocated
 ESOP shares ...............           -            866             -                -              -               -           866

Compensation under
 recognition and
 retention plans ...........           -          1,595             -                -              -               -         1,595

Common stock held by ESOP
 committed to be released
 (39,159 shares) ...........           -            191             -                -              -             214           405
                               ---------    -----------   -----------       ----------    -----------       ---------  ------------
Balance at
September 30, 2008 .........  $      637 $      517,865 $      38,356  $        (1,364)  $    (62,107) $       (2,921) $    490,466
                               =========    ===========   ===========       ==========    ===========       =========  ============

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                        ---------------------------
                                                                                           2008           2007
                                                                                        ------------  -------------
                                                                                               (unaudited)
Cash flows from operating activities:
   Net income........................................................................    $    8,120    $    14,043


   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses.....................................................         7,855          3,860
     Compensation under recognition and retention plans..............................         1,595          2,070
     Release of ESOP shares..........................................................           405            496
     Depreciation and amortization...................................................         1,004          1,092
     Net accretion of securities premiums and discounts..............................          (533)          (810)
     Amortization of deferred loan origination costs.................................         8,043          7,553
     Amortization of identified intangible assets....................................         1,313          1,511
     Accretion of acquisition fair value adjustments.................................          (331)          (612)
     Amortization of mortgage servicing rights.......................................            19             16
     Loss on write-downs and sales of securities, net................................         2,849              -
     Write-down of other real estate owned...........................................            67              -
     Minority interest in earnings of subsidiary ....................................           172            154
     Deferred income taxes...........................................................        (2,388)          (265)
     (Increase) decrease in:
        Accrued interest receivable..................................................           721            413
        Prepaid income taxes.........................................................         2,105            712
        Other assets.................................................................          (198)          (697)
     Increase in:
        Income taxes payable.........................................................             5              -
        Accrued expenses and other liabilities.......................................           679          2,330
                                                                                        ------------  -------------
          Net cash provided from operating activities................................        31,502         31,866
                                                                                        ------------  -------------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale..............................         7,864              -
   Proceeds from redemptions and maturities of securities available for sale.........       115,578        123,744
   Proceeds from redemptions and maturities of securities held to maturity...........            25             38
   Purchase of securities available for sale.........................................      (123,755)       (51,960)
   Purchase of Federal Home Loan Bank of Boston stock................................        (7,175)             -
   Proceeds from redemptions of Federal Home Loan Bank of Boston stock...............             -          2,004
   Net increase in loans.............................................................      (187,681)      (110,445)
   Purchase of bank premises and equipment...........................................        (1,917)        (1,072)
                                                                                        ------------  -------------
          Net cash used for investing activities.....................................      (197,061)       (37,691)
                                                                                        ------------  -------------

                                                                                                        (Continued)

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                        ---------------------------
                                                                                           2008           2007
                                                                                        ------------   ------------
                                                                                               (unaudited)

Cash flows from financing activities:
   Increase (decrease) in demand deposits and NOW, savings and money
       market savings accounts.......................................................   $    93,248   $    (16,499)
   (Decrease) increase in retail certificates of deposit.............................       (43,189)        50,974
   Decrease in brokered certificates of deposit......................................       (40,857)       (10,069)
   Proceeds from Federal Home Loan Bank of Boston advances...........................     3,957,943        739,500
   Repayment of Federal Home Loan Bank of Boston advances............................    (3,778,772)      (691,257)
   Repayment of subordinated debt....................................................        (7,000)        (5,000)
   Increase in mortgagors' escrow accounts...........................................           751            315
   Income tax benefit from vested recognition and retention plan shares, exercise of stock options and dividend payments on unexercised stock
     options and allocated ESOP shares ..............................................           866            310
   Proceeds from exercise of stock options...........................................         1,171            777
   Reload stock options granted......................................................            97             81
   Purchase of treasury stock........................................................          (372)       (29,671)
   Payment of dividends on common stock..............................................       (37,706)       (39,181)
   Payment of dividend equivalent rights.............................................          (933)          (982)
   Payment of dividend to minority interest members of subsidiary....................          (268)          (208)
                                                                                        ------------  -------------
          Net cash provided from (used for) financing activities.....................       144,979           (910)

Net decrease in cash and cash equivalents............................................       (20,580)        (6,735)
Cash and cash equivalents at beginning of period.....................................       153,624        152,654
                                                                                        ------------  -------------
Cash and cash equivalents at end of period...........................................   $   133,044   $    145,919
                                                                                        ============  =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest on deposits and borrowed funds.........................................   $    52,590   $     53,726
     Income taxes....................................................................         6,141          8,175

See accompanying notes to the unaudited consolidated financial statements.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)


(1)    Summary of Significant Accounting Policies and Related Matters
       --------------------------------------------------------------
       (Dollars in thousands except per share amounts)
       ----------------------------------------------

       Basis of Presentation

       The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, Brookline Bank ("Brookline") and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.0% (86.3% at December 31, 2007) owned subsidiary, Eastern Funding LLC ("Eastern").

       The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year's presentation.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

 (2)   Investment Securities (Dollars in thousands)
       -------------------------------------------

       Securities available for sale and held to maturity are summarized below:

                                                                                       September 30, 2008
                                                                      ------------------------------------------------------
                                                                                       Gross         Gross
                                                                       Amortized    unrealized    unrealized     Estimated
                                                                         cost          gains        losses      fair value
                                                                      ------------  ------------  ------------  ------------
       Securities available for sale:
         Debt securities:
          U.S. Government-sponsored enterprises.....................  $    11,800   $        10   $        27   $    11,783
          Municipal obligations.....................................        2,140             -             4         2,136
          Auction rate municipal obligations........................        5,200             -             -         5,200
          Corporate obligations.....................................        4,615             -         1,303         3,312
          Collateralized mortgage obligations issued by U.S.
            Government-sponsored enterprises.......................       109,561           711             -       110,272
          Mortgage-backed securities issued by U.S.
            Government-sponsored enterprises........................      147,532            53         1,662       145,923
                                                                      ------------  ------------  ------------  ------------
              Total debt securities.................................      280,848           774         2,996       278,626
         Marketable equity securities...............................        1,501           133           395         1,239
                                                                      ------------  ------------  ------------  ------------
              Total securities available for sale...................   $  282,349    $      907   $     3,391   $   279,865
                                                                      ============  ============  ============  ============

        Securities held to maturity:
          Mortgage-backed securities issued by U.S.
            Government-sponsored enterprises........................   $      164    $        8    $        -    $      172
                                                                      ============  ============  ============  ============

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)


                                                                                        December 31, 2007
                                                                      -------------------------------------------------------
                                                                                       Gross         Gross
                                                                       Amortized     unrealized    unrealized    Estimated
                                                                         cost          gains         losses      fair value
                                                                      ------------  ------------- ------------- -------------
       Securities available for sale:
         Debt securities:
          U.S. Government-sponsored enterprises....................   $    80,621   $        288  $          5  $     80,904
          Municipal obligations....................................         4,531              7            25         4,513
          Auction rate municipal obligations.......................        13,050              -             -        13,050
          Corporate obligations ...................................         4,779              -           201         4,578
          Other obligations .......................................           500              -             -           500
          Collateralized mortgage obligations issued by U.S.
            Government-sponsored enterprises.......................       129,137            532           118       129,551
          Mortgage-backed securities issued by U.S.
            Government-sponsored enterprises.......................        47,182             79           357        46,904
                                                                      ------------  ------------- ------------- -------------
              Total debt securities ...............................       279,800            906           706       280,000
         Marketable equity securities .............................         4,464            176           589         4,051
                                                                      ------------  ------------- ------------- -------------
              Total securities available for sale .................    $  284,264    $     1,082   $     1,295   $   284,051
                                                                      ============  ============= ============= =============

        Securities held to maturity:
           Mortgage-backed securities issued by U.S.
            Government-sponsored enterprises........................   $       189   $        10   $         -    $      199
                                                                       ============  ============  ============  ============

       Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $4 at September 30, 2008 and $16 at December 31, 2007.

 (3)   Loans (Dollars in thousands)
       ---------------------------

       A summary of loans follows:

                                                                                          September 30,    December 31,
                                                                                               2008           2007
                                                                                          --------------- --------------
       Mortgage loans:
          One-to-four family ...........................................................   $    354,997    $    296,329
          Multi-family .................................................................        318,986         316,198
          Commercial real estate .......................................................        471,376         396,027
          Construction and development .................................................         41,374          26,807
          Home equity ..................................................................         39,113          35,110
          Second .......................................................................         26,547          23,878
                                                                                           -------------   -------------
            Total mortgage loans .......................................................      1,252,393       1,094,349
       Indirect automobile loans .......................................................        604,502         594,332
       Commercial loans - Eastern ......................................................        143,432         141,675
       Other commercial loans ..........................................................        175,532         154,442
       Other consumer loans ............................................................          3,962           3,909
                                                                                           -------------   -------------
            Total gross loans ..........................................................      2,179,821       1,988,707
       Unadvanced funds on loans .......................................................       (132,035)       (114,651)
       Deferred loan origination costs:
          Indirect automobile loans ....................................................         15,923          15,445
          Commercial loans - Eastern....................................................            777             824
          Other ........................................................................          1,262             571
                                                                                           -------------   -------------
            Total loans ................................................................   $  2,065,748    $  1,890,896
                                                                                           =============   =============


                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)


(4)    Allowance for Loan Losses (Dollars in thousands)
       ------------------------------------------------

       An analysis of the allowance for loan losses for the periods indicated follows:

                                                                                               Nine month ended
                                                                                                September 30,
                                                                                           --------------------------
                                                                                              2008          2007
                                                                                           ------------  ------------

       Balance at beginning of period ............................................         $    24,445   $    23,024
       Provision for loan losses .................................................               8,159         3,701
       Charge-offs................................................................              (6,087)       (3,954)
       Recoveries.................................................................                 715           690
                                                                                           ------------  ------------
       Balance at end of period...................................................         $    27,232   $    23,461
                                                                                           ============  ============

       The liability for unfunded credit commitments was reduced by a credit of $304 to the provision for credit losses during the nine months ended September 30, 2008 and was increased by a charge of $159 to the provision for credit losses during the nine months ended September 30, 2007. Such liability, which is included in other liabilities, was $1,183 at September 30, 2008 and $1,487 at December 31, 2007.

(5)    Deposits (Dollars in thousands)
       ------------------------------

       A summary of deposits follows:

                                                                                          September 30,    December 31,
                                                                                               2008           2007
                                                                                           -------------  --------------

       Demand checking accounts..........................................................  $     68,322    $     66,538
       NOW accounts......................................................................        85,590          84,875
       Savings accounts..................................................................        67,645          67,351
       Guaranteed savings accounts.......................................................        18,189          19,799
       Money market savings accounts.....................................................       307,452         215,387
       Retail certificate of deposit accounts............................................       753,196         796,387
                                                                                           -------------   -------------
           Total retail deposits.........................................................     1,300,394       1,250,337
       Brokered certificates of deposit..................................................        27,047          67,904
                                                                                           -------------   -------------
           Total deposits................................................................  $  1,327,441    $  1,318,241
                                                                                           =============   =============

 (6)   Accumulated Other Comprehensive Loss (Dollars in thousands)
       ----------------------------------------------------------

       Accumulated other comprehensive loss at September 30, 2008 was comprised of unrealized losses on securities available for sale, net of income taxes, of $1,598 and an unrealized gain related to postretirement benefits, net of income taxes, of $234. Accumulated other comprehensive income at December 31, 2007 was comprised of an unrealized loss on securities available for sale, net of income taxes, of $121 and an unrealized gain related to postretirement benefits, net of income taxes, of $242. At September 30, 2008 and December 31, 2007, the resulting net deferred tax asset and net deferred tax liability, amounted to $718 and $83, respectively.

(7)    Commitments and Contingencies (Dollars in thousands)
       ---------------------------------------------------

       Loan Commitments

       At September 30, 2008, the Company had outstanding commitments to originate loans of $75,686, $6,760 of which were one-to-four family mortgage loans, $22,961 were commercial real estate mortgage loans, $21,093 were multi-family mortgage loans, $3,642 were commercial loans to condominium associations and $21,230 were commercial loans. Unused lines of credit available to customers were $57,930, of which $52,541 were equity lines of credit.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

       Legal Proceedings

       On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the "Action"). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals who purchased motor vehicles from dealers located in Massachusetts and to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys' fees, litigation expenses and costs. The Bank has answered, denying liability and has opposed Plaintiff's motion to certify a class. The Court denied Plaintiff's motion for class certification in an order dated July 18, 2008. Plaintiff has moved for summary judgment seeking an award of statutory damages in the amount of $3 to her individually. The Bank has opposed that motion and oral argument is scheduled to be heard on November 18, 2008.

       In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

(8)    Dividend Declaration
       --------------------

       On October 16, 2008, the Board of Directors of the Company approved a regular quarterly dividend of $0.085 per share payable November 14, 2008 to stockholders of record on October 31, 2008.

(9)    Share-Based Payment Arrangements (Dollars in thousands, except per share
       ------------------------------------------------------------------------
       amounts)
       -------

       Recognition and Retention Plans

       The Company has two recognition and retention plans, the "1999 RRP" and the "2003 RRP". Under both of the plans, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. Shares awarded vest over varying time periods ranging from six months up to eight years for the 1999 RRP and from less than three months to over five years for the 2003 RRP. In the event a recipient ceases to maintain continuous service with the Company by reason of normal retirement (applicable to the 1999 RRP and in part to the 2003 RRP), death or disability, or following a change in control, RRP shares still subject to restriction will vest and be free of such restrictions.

       Total expense for the RRP plans amounted to $532, $666, $1,595 and $2,070 for the three months and nine months ended September 30, 2008 and 2007, respectively. The compensation cost of non-vested RRP shares at September 30, 2008 is expected to be charged to expense as follows: $532 during the three month period ended December 31, 2008 and $137 during the year ended December 31, 2009. As of September 30, 2008, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 132,920 shares, respectively.

       Stock Option Plans

       The Company has two stock option plans, the "1999 Option Plan" and the "2003 Option Plan". Under both of the plans, shares of the Company's common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Options vest over periods ranging from less than one month through over five years. Part of the options granted under the 1999 Option Plan and all of the options granted under the 2003 Option Plan include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

       rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years.

       Total expense for the stock option plans amounted to $97 and $81 for the nine months ended September 30, 2008 and 2007, respectively.

       Activity under the Company's stock option plans for the nine months ended September 30, 2008 was as follows:

       Options outstanding at January 1, 2008...........................................    2,722,960
       Options exercised at $4.944 per option ..........................................     (613,414)
       Reload options granted at:
          $ 9.19 per option.............................................................      130,518
          $ 9.85 per option.............................................................       25,378
          $ 10.10 per option............................................................       37,267
       Options forfeited at:
          $ 12.91 per option............................................................      (40,000)
          $ 15.02 per option............................................................       (4,000)
                                                                                          -----------
       Options outstanding at September 30, 2008........................................    2,258,709
                                                                                          ===========

       Exercisable at September 30, 2008 at:
          $ 4.944 per option............................................................      635,883
          $ 9.19 per option.............................................................      130,518
          $ 9.85 per option.............................................................       25,378
          $ 10.10 per option............................................................       37,267
          $ 10.36 per option............................................................       28,717
          $ 10.59 per option............................................................       23,861
          $ 10.69 per option............................................................       46,249
          $ 10.87 per option............................................................       56,836
          $ 12.91 per option............................................................        2,000
          $ 15.02 per option............................................................    1,269,000
                                                                                          -----------
                                                                                            2,255,709
                                                                                          ===========

       Aggregate intrinsic value of options outstanding and exercisable ...............    $    5,962
                                                                                           ==========

       Weighted average exercise price per option .....................................       $ 11.40
                                                                                              =======
       Weighted average remaining contractual life in years at end of period ..........          3.19
                                                                                              =======

       As of September 30, 2008, the number of options available for award under the Company's 1999 Stock Option Plan and 2003 Stock Option Plan were 285,980 options and 1,226,000 options, respectively.

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

       A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at September 30, 2008 and December 31, 2007, which was $3,564 and $3,752, respectively, is eliminated in consolidation. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing in the year of completion of three years of credited service or immediately if service is terminated due to death, retirement, disability or change in control. Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unallocated shares are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

       At September 30, 2008, the ESOP held 535,815 unallocated shares at an aggregate cost of $2,921; the market value of such shares at that date was $6,853. For the nine months ended September 30, 2008 and 2007, $405 and $496, respectively, was charged to compensation expense based on the commitment to release to eligible employees 39,159 shares and 40,581 shares in those respective periods.

(10)   Postretirement Benefits (Dollars in thousands)
       ---------------------------------------------

       Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

       The following table provides the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2008 and 2007:

                                                                        Three months ended          Nine months ended
                                                                          September 30,               September 30,
                                                                      -----------------------     ----------------------
                                                                        2008          2007          2008         2007
                                                                      ---------     ---------     ---------     --------

       Service cost.................................................  $    17       $    14       $    52       $    43
       Interest cost................................................       12            11            37            33
       Prior service cost...........................................       (7)           (7)          (20)          (21)
       Actuarial gain ..............................................       (6)           (3)          (12)           (1)
                                                                      --------      --------      --------      --------
             Net periodic benefit costs.............................   $   16        $   15        $   57        $   54
                                                                      ========      ========      ========      ========

       Benefits paid amounted to $11 and $11 for the nine months ended September 30, 2008 and 2007, respectively.

(11)   Stockholders' Equity (Dollars in thousands)
       ------------------------------------------

       Capital Distributions and Restrictions Thereon

       Regulations of the Office of Thrift Supervision ("OTS") impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution's shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 institution") may, after prior notice but without the approval of the OTS, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require OTS approval.

       Common Stock Repurchases

       During the nine months ended September 30, 2008, 40,100 shares of the Company's common stock were repurchased at an average cost of $9.29, exclusive of transaction costs.

       As of September 30, 2008, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

                    BROOKLINE BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

(12)   Fair Value Disclosures (Dollars in thousands)
       --------------------------------------------

       Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements", which provides a framework for measuring fair value under U.S. generally accepted accounting principles. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have the following fair value hierarchy:

            Level 1 - Quoted prices for identical instruments in active markets Level 2 - Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets
            Level 3 - Valuation derived from significant unobservable inputs

       The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", we have delayed the application of SFAS 157 for non-financial assets, such as goodwill and real property held for sale, and non-financial liabilities until January 1, 2009.

       The following table presents the balances of certain assets reported at fair value as of September 30, 2008:

                                                                                           Carrying Value
                                                                          -------------------------------------------------
                                                                            Level 1     Level 2      Level 3      Total
                                                                          ----------  ------------ -----------  -----------
       Assets measured at fair value on a recurring basis:
          Securities available for sale.........................          $    1,239  $    272,926 $     5,700  $   279,865
                                                                          ==========  ============ ===========  ===========

       Assets measured at fair value on a non-recurring basis:
          Collateral dependent impaired loans...................          $        -  $      2,000 $         -  $    2,000
                                                                          ==========  ============ ===========  ===========

       The securities comprising the balance at September 30, 2008 in the level 3 column included $5,200 of auction rate municipal obligations and $500 of trust preferred obligations issued by a financial institution, all of which lacked quoted prices in active markets. In the judgment of management, the fair value of these securities was considered to approximate their carrying value because they were deemed to be fully collectible and the rates paid on the securities were at least equal to rates paid on securities with similar maturities. While it is possible that unrealized depreciation may have existed at September 30, 2008 with respect to the auction rate municipal obligations, such unrealized depreciation, if any, would be immaterial to the Company's consolidated financial statements as of and for the nine months ended September 30, 2008 and would not be considered as other-than-temporary in nature.

       Between July 1, 2008 and September 30, 2008, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $1,200 as a result of $300 of sales of auction rate municipal obligations at their face value, the full payment of a $500 debt obligation and the movement of a $400 trust preferred security to level 2.

       Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. The inputs used in the appraisals of the collateral are observable, and, therefore, the loans are categorized as level 2.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward Looking Statements

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company.

       The following discussion contains forward-looking statements based on management's current expectations regarding economic, legislative and regulatory issues that may impact the Company's earnings and financial condition in the future. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Any statements included herein preceded by, followed by or which include the words "may", "could", "should", "will", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan", "assume" or similar expressions constitute forward-looking statements.

       Forward-looking statements, implicitly and explicitly, include assumptions underlying the statements. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company's actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company's pricing, products and services.

       Executive Level Overview

       The following is a summary of operating and financial condition highlights as of and for the three months and nine months ended September 30, 2008 and 2007.

                                                          Operating Highlights
                                                       --------------------

                                                                           Three months ended          Nine months ended
                                                                             September 30,               September 30,
                                                                       --------------------------- --------------------------
                                                                           2008          2007          2008         2007
                                                                       ------------- ------------- ------------- ------------
                                                                              (In thousands except per share amounts)

       Net interest income..........................................   $     19,342  $     17,997  $     54,547  $    54,182
       Provision for credit losses..................................          3,162         1,503         7,855        3,860
       Loss on write-downs and sales of securities, net.............         (1,600)            -        (2,849)           -
       Non-interest income..........................................            958           927         3,075        3,257
       Amortization of identified intangible assets ................            438           503         1,313        1,510
       Other non-interest expenses..................................         10,719         9,892        30,582       28,940
       Income before income taxes and minority interest.............          4,381         7,026        15,023       23,129
       Provision for income taxes...................................          2,567         2,711         6,731        8,932
       Minority interest in earnings of subsidiary..................             63            66           172          154
       Net income  .................................................          1,751         4,249         8,120       14,043

       Basic earnings per common share..............................   $       0.03  $       0.07  $       0.14  $      0.24
       Diluted earnings per common share............................           0.03          0.07          0.14         0.23

       Interest rate spread.........................................           2.46%         2.14%         2.24%        2.13%
       Net interest margin..........................................           3.18%         3.16%         3.06%        3.18%

                                                   Financial Condition Highlights
                                                   ------------------------------

                                                                                 At               At                 At
                                                                             Sept. 30,       December 31,        Sept. 30,
                                                                                2008             2007               2007
                                                                            -------------   ----------------    -------------
                                                                                             (In thousands)

       Total assets ....................................................    $  2,572,986     $   2,418,510      $   2,391,906
       Net loans........................................................       2,038,516         1,866,451          1,868,626
       Retail deposits .................................................       1,300,394         1,250,337          1,244,642
       Brokered deposits ...............................................          27,047            67,904             67,991
       Borrowed funds and subordinated debt.............................         727,162           555,023            519,043
        Stockholders' equity............................................         490,466           518,708            531,483
        Stockholders' equity to total assets............................           19.06%             21.45%            22.22%

       Allowance for loan losses........................................    $     27,232     $      24,445      $      23,461
       Non-performing assets............................................           7,061             5,399              4,820


       Among the factors that influenced the operating and financial condition highlights summarized above were the following:

       o The interest rate environment. Interest rate spread and net interest margin are greatly influenced by the rate setting actions of the Federal Open Market Committee (the "FOMC") of the Federal Reserve System. The FOMC lowered the rate for overnight federal fund borrowings between banks seven times from 5.25% on September 18, 2007 (the rate that had been in effect since June 29, 2006) to 2.00% on April 30, 2008. (The rate was lowered to 1.50% on October 8, 2008 and to 1.00% on October 29, 2008.) The rapidity of the rate reductions had an immediate negative effect on the yield of the Company's assets adjustable to market rates and those assets that either matured or were refinanced. The impact on rates paid for certificates of deposit and borrowed funds, however, was less rapid as many of those liabilities matured later on. Interest rate spread and net interest margin improved in the 2008 second quarter as maturing certificates of deposit and borrowed funds were refinanced at lower rates. That trend continued in the 2008 third quarter and is expected to continue in the next few quarters. Recent turmoil in national and international financial markets, however, could cause unexpected changes in interest rates and economic conditions.

       o Foregone interest income. As a result of repurchases of the Company's common stock and the payment of semi-annual extra dividends, the average balance of stockholders' equity was $41.4 million less in the 2008 third quarter than in the 2007 third quarter and $46.8 million less in the first nine months of 2008 than in the first nine months of 2007. Foregone interest income as a result of these reductions in stockholders' equity was $612,000 ($356,000 after taxes) in the 2008 third quarter and $2,108,000 ($1,226,000 after taxes) in the first nine months of 2008.

       o Higher provisions for credit losses. The provision for credit losses was $1,659,000 ($965,000 after taxes) higher in the 2008 third quarter than in the 2007 third quarter and $3,995,000 ($2,324,000 after taxes) higher in the first nine months of 2008 than in the first nine months of 2007 due primarily to rising charge-offs in the indirect automobile ("auto") loan portfolio and growth in the mortgage and commercial loan portfolios.

       o Loss on write-downs and sales of securities. A loss of $1,249,000 ($801,000 after taxes) was recognized in the 2008 first quarter as a result of the write-down of the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association ("FNMA") and Merrill Lynch & Co., Inc. ("Merrill") and owned by the Company to market value as of March 31, 2008. An additional loss of $1,598,000 ($1,536,000 after taxes) was recognized in the 2008 third quarter as a result of the write-down and sales of perpetual preferred stock issued by FNMA.

       o Assets quality and stockholders' equity remain strong. Non-performing assets remained modest at $7.1 million, or 0.27% of total assets at September 30, 2008 compared to $6.9 million (0.28%) at June 30, 2008 and $5.4 million (0.22%) at December 31,
            2007. The allowance for loan losses ($27.2 million) equaled 1.32% of total loans outstanding at September 30, 2008 and stockholders' equity was $490.5 million, resulting in an equity to assets ratio of 19.1% as of that date.

       Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

       The following tables set forth information about the Company's average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and nine months ended September 30, 2008 and 2007. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

                                                                      Three months ended September 30,
                                              ---------------------------------------------------------------------------------
                                                               2008                                     2007
                                              ---------------------------------------  ----------------------------------------
                                                                           Average                                   Average
                                                Average                     yield/       Average                      yield/
                                                balance     Interest(1)     cost         balance      Interest(1)      cost
                                              ------------  ------------ ------------  ------------- ------------  ------------
                                                                           (Dollars in thousands)
       Assets
       Interest-earning assets:
          Short-term investments............. $    94,610    $     559       2.35%     $    134,882   $    1,759        5.17%
          Debt securities (2)................     294,760        3,421       4.64           269,968        3,428        5.08
          Equity securities (2)..............      36,490          333       3.63            27,704          490        7.02
          Mortgage loans ((3)) ..............   1,142,801       16,775       5.87         1,029,843       16,316        6.34
          Commercial loans - Eastern Funding
          ((3))                                   143,568        3,426       9.55           140,105        3,703       10.57
          Other commercial loans (3).........     109,176        1,491       5.46            76,076        1,358        7.14
          Indirect automobile loans (3) .....     617,235        9,985       6.42           616,968        9,815        6.31
          Other consumer loans (3)...........       4,062           58       5.71             3,450           66        7.65
                                               -----------   ----------                  -----------   ----------
            Total interest-earning assets....   2,442,702       36,048       5.89%        2,298,996       36,935        6.41%
                                                             ----------     ------                     ----------     -------
       Allowance for loan losses.............     (25,730)                                  (23,310)
       Non-interest earning assets...........     101,694                                    99,626
                                              ------------                             -------------
            Total assets..................... $ 2,518,666                              $  2,375,312
                                              ============                             =============

       Liabilities and Stockholders' Equity
       Interest-bearing liabilities:
          Deposits:
            NOW accounts..................... $    85,104           52       0.24%      $    81,869           63        0.31%
            Savings accounts.................      90,290          301       1.32            90,684          360        1.57
            Money market savings accounts....     259,633        1,483       2.27           224,967        1,628        2.87
            Retail certificates of deposit ..     774,146        7,161       3.67           767,063        9,425        4.87
                                              ------------   ----------                -------------   ----------
               Total retail deposits.........   1,209,173        8,997       2.95         1,164,583       11,476        3.91
            Brokered certificates of deposit       27,047          366       5.37            74,996        1,019        5.39
                                              ------------   ----------                -------------   ----------
               Total deposits................   1,236,220        9,363       3.00         1,239,579       12,495        4.00
          Borrowed funds.....................     691,465        7,286       4.12           502,870        6,211        4.83
          Subordinated debt..................           -            -          -             7,034          140        7.79
                                              ------------   ----------                -------------  -----------
                Total interest-bearing
                  liabilities.................  1,927,685       16,649       3.43%        1,749,483       18,846        4.27%
                                                             ----------     ------                    -----------     -------
       Non-interest-bearing demand                 68,123                                    63,405
           checking accounts.................
       Other liabilities.....................      27,299                                    25,470
                                              ------------                             -------------
              Total liabilities..............   2,023,107                                 1,838,358
       Stockholders' equity..................     495,559                                   536,954
                                              ------------                             -------------
              Total liabilities and
                    stockholders' equity..... $ 2,518,666                              $  2,375,312
                                              ============                             =============
       Net interest income (tax equivalent
          basis)/interest rate spread  (4) ..                   19,399       2.46%                        18,089        2.14%
                                                                            ======                                    =======
       Less adjustment of tax exempt income..                       57                                        92
                                                             ----------                               -----------
       Net interest income...................                $  19,342                                $   17,997
                                                             ==========                               ===========
       Net interest margin  (5)  ............                                3.18%                                      3.16%
                                                                            ======                                    =======

       ------------------------------------------------
       (1) Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.
       (2) Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
       (3) Loans on non-accrual status are included in average balances.
       (4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
       (5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

                                                                        Nine months ended September 30,
                                               ----------------------------------------------------------------------------------
                                                              2008                                     2007
                                               ---------------------------------------  ----------------------------------------
                                                                             Average                                   Average
                                                  Average                     yield/       Average                      yield/
                                                  balance     Interest(1)     cost         balance      Interest(1)      cost
                                               ------------  ------------ ------------  -------------  ------------  ------------
                                                                          (Dollars in thousands)
       Assets
       Interest-earning assets:
          Short-term investments.............  $     92,993   $   1,971        2.83%     $    134,722    $   5,242        5.19%
          Debt securities (2) ...............       303,685      10,721        4.71           290,825       11,023        5.01
          Equity securities (2) .............        34,253       1,235        4.81            27,990        1,430        6.78
          Mortgage loans (3) ................     1,092,722      48,902        5.97         1,033,393       49,538        6.39
          Commercial loans - Eastern Funding
            (3)                                     143,395      10,468        9.73           132,475       10,629       10.70
          Other commercial loans (3).........       108,217       4,603        5.67            71,459        3,816        7.12
          Indirect automobile loans (3)......       610,863      29,382        6.41           591,590       27,001        6.09
          Other consumer loans (3) ..........         3,886         186        6.38             3,336          197        7.87
                                               -------------  ----------                 -------------   ----------
            Total interest-earning assets ...     2,390,014     107,468        6.00%        2,285,790      108,876        6.35%
                                                              ----------     -------                     ----------     -------
       Allowance for loan losses.............       (24,974)                                  (23,150)
       Non-interest earning assets ..........       100,342                                    98,893
                                               -------------                             -------------
            Total assets.....................  $  2,465,382                              $  2,361,533
                                               =============                             =============

       Liabilities and Stockholders' Equity
       Interest-bearing liabilities:
          Deposits:
            NOW accounts.....................  $     84,385         189        0.30%     $     85,148          203        0.32%
            Savings accounts ................        89,437         929        1.38            95,335        1,164        1.63
            Money market savings accounts....       236,399       4,211        2.38           218,783        4,596        2.80
            Retail certificates of deposit...       801,836      25,344        4.21           756,401       27,369        4.82
                                               -------------  ----------                 -------------   ----------
               Total retail deposits.........     1,212,057      30,673        3.37         1,155,667       33,332        3.85
            Brokered certificates of deposit         45,674       1,846        5.39            76,797        3,092        5.37
                                               -------------  ----------                 -------------   ----------
               Total deposits................     1,257,731      32,519        3.45         1,232,464       36,424        3.94
          Borrowed funds ....................       608,825      20,089        4.40           475,446       17,371        4.87
          Subordinated debt .................         1,150          65        7.54             9,106          531        7.78
                                               -------------  ----------                 -------------   ----------
               Total interest bearing
                 liabilities.................     1,867,706      52,673        3.76%        1,717,016       54,326        4.22%
                                                              ----------     -------                     ----------     -------
       Non-interest-bearing demand
           checking accounts.................        62,521                                    62,521
       Other liabilities.....................        25,176                                    25,176
                                               -------------                             -------------
              Total liabilities..............     1,955,403                                 1,804,713
       Stockholders' equity..................       509,979                                   556,820
                                                -------------                             -------------
               Total liabilities and
                     stockholders' equity....   $  2,465,382                              $  2,361,533
                                                =============                             =============
       Net interest income (tax equivalent
          basis)/interest rate spread  (4)...                    54,795        2.24%                        54,550        2.13%
                                                                             =======                                    =======
       Less adjustment of tax exempt income..                       248                                        368
                                                              ----------                                 ----------
       Net interest income...................                 $  54,547                                  $  54,182
                                                              ==========                                 ==========
       Net interest margin  (5) .............                                  3.06%                                      3.18 %
                                                                             =======                                    =======

       --------------------------------
       (1) Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.
       (2) Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.
       (3) Loans on non-accrual status are included in average balances.
       (4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
       (5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

       o Interest rate spread improved from 2.13% in the 2007 nine month period to 2.24% in the 2008 nine month period and from 2.14% in the 2007 third quarter to 2.21% in the 2008 second quarter and 2.46% in the 2008 third quarter. The improvements were due primarily to the effect of the changes in the overnight borrowing rate set by the FOMC and the growth of the mortgage and commercial loan portfolios.

       o Net interest margin declined from 3.18% in the 2007 nine month period to 3.06% in the 2008 nine month period and from 3.16% in the 2007 third quarter to 3.03% in the 2008 second quarter, but improved to 3.18% in the 2008 third quarter. The declines resulted primarily from the foregone interest income mentioned earlier while the improvement in the most recent quarter was due primarily to a more significant reduction in the average rate paid on deposits and borrowings (29 basis points) than in the average yield on interest-earning assets (4 basis points).

       o Certificates of deposit comprised 64.0% of the average balance of total retail deposits in the 2008 third quarter compared to 66.8% in the 2008 second quarter, 67.7% in the 2008 first quarter and 66.2% in the 2007 nine month period. Offsetting the reduction in certificates of deposit in the 2008 third quarter was a rise in money market savings accounts from 18.6% of the average balance of total retail deposits in the 2008 second quarter to 21.5% in the 2008 third quarter. Since money market savings accounts can be withdrawn at any time, the interest rate paid on those deposits is generally lower than the interest rate paid on certificates of deposit. The average rate paid on money market savings accounts in the 2008 third quarter was 2.27% compared to the average rate of 3.67% paid on certificates of deposit. We believe the shift in the mix of deposits was attributable primarily to the recent turmoil in financial markets which led a number of depositors to place their funds in more liquid accounts.

       o In the 2008 third quarter, $491 million of certificates of deposit and advances from the Federal Home Loan Bank ("FHLB") with a weighted average rate of 4.23% matured while $627 million of certificates of deposit and FHLB advances were added or rolled over in that time period at a weighted average rate of 2.86%. In the first nine months of 2008, $1.174 billion of certificates of deposit and FHLB advances with a weighted average rate of 4.36% matured while $1.422 billion of certificates of deposit and FHLB advances were added or rolled over in that time period at a weighted average rate of 3.02%. The resulting reductions in funding costs had a significant positive effect on net interest income during the first nine months of 2008.

       o The average balance of loans outstanding as a percent of the average balance of total interest-earning assets increased from 80.2% in the 2007 nine month period to 82.0% in the 2008 nine month period and 82.6% in the 2008 third quarter. Generally, the yield on loans is higher than the yield on investment securities.

       o The average balance of short-term investments in the 2008 nine month period was $41.7 million (31.0%) less than in the 2007 nine month period. The average rate earned on those investments in those respective periods was 2.83% and 5.19%. The reduction in short-term investments was used primarily to fund part of the loan growth.

       o The average balance of interest-earning assets in the 2008 third quarter was $51 million higher than in the 2008 second quarter and $144 million higher than in the 2007 third quarter. All of the most recent quarter growth and most of the growth since the 2007 third quarter was in mortgage loans.

       o The average balance of borrowings from the FHLB rose from $503 million in the 2007 third quarter to $691 million in the 2008 third quarter. Of the $188 million increase, $89 million occurred in the 2008 third quarter and $70 million in the 2008 second quarter. The additional borrowings were used to fund part of the loan growth and the $41 million reduction in stockholders' equity resulting primarily from stock repurchases and the payment of semi-annual extra dividends, and to pay down brokered deposits ($48 million) and subordinated debt ($7 million). The average rate paid on FHLB borrowings declined from 4.83% in the 2007 third quarter to 4.12% in the 2008 third quarter.

       Auto Loans

       The auto loan portfolio amounted to $605 million at September 30, 2008 compared to $594 million at December 31, 2007 and $606 million at September 30, 2007. Due to rising delinquencies and charge-offs and deteriorating trends in the economy and the auto industry, the Company took steps in the second half of 2007 to tighten its underwriting criteria. Also, effective July 1, 2008, the Company curtailed dealer accommodation loans due to higher credit risks normally associated with such loans.

       The changes in underwriting mentioned above have had a positive effect on loan quality. Loans originated to borrowers with credit scores below 660 declined from $35.6 million, or 12.8% of the loans originated in the first nine months of 2007, to $13.4 million, or 5.7% of the loans originated in the first nine months of 2008, and to $2.9 million, or 3.6% of the loans originated in the 2008 third quarter. The average credit score of loans originated in the 2008 third quarter was 756 compared to the average credit score of 732 for auto loans outstanding at September 30, 2008.

       Auto loans delinquent 30 days or more at September 30, 2008 were $10.4 million (1.72% of the portfolio) compared to $9.8 million (1.64%) at June 30, 2008 and $11.7 million (1.98%) at December 31, 2007. According to data published by the American Bankers Association, the rate of all indirect auto loans in Massachusetts delinquent 30 days or more at June 30, 2008 (the latest date available) was 2.44%.

       Auto loan net charge-offs increased from $1,232,000 in the 2007 third quarter (an annualized rate of 0.82% based on average loans outstanding) to $1,749,000 (1.16%) in the 2008 third quarter. Net charge-offs were $2,527,000 (0.58%) in the first nine months of 2007 compared to $4,808,000 (1.08%) in the first nine months of 2008. The increases resulted from a weakening economy as well as higher per unit losses from sales of repossessed vehicles caused in part by higher fuel prices.

       Provision for Credit Losses

       The provision for credit losses was $3,162,000 in the 2008 third quarter compared to $1,503,000 in the 2007 third quarter and $7,855,000 in the 2008 nine month period compared to $3,860,000 in the 2007 nine month period. The provision is comprised of amounts relating to the auto loan portfolio, the Eastern Funding LLC ("Eastern") loan portfolio and the remainder of the Company's loan portfolio and unfunded commitments.

       The provision for auto loan losses was $2,600,000 in the 2008 third quarter compared to $1,389,000 in the 2007 third quarter and $6,346,000 in the 2008 nine month period compared to $3,012,000 in the 2007 nine month period. All of these amount exceeded the net charge-offs in those respective periods. (See the second preceding paragraph above for the amounts of net charge-offs). Constant provisions in excess of net charge-offs has resulted in the allowance for auto loan losses growing from $4,662,000 (0.77% of loans outstanding) at September 30, 2007 to $5,662,000 (0.95%) at December 31, 2007 and $7,200,000 (1.19%) at
       September 30, 2008.

       The provision for Eastern loan losses was $242,000 in the 2008 third quarter compared to $114,000 in the 2007 third quarter and $639,000 in the 2008 nine month period compared to $823,000 in the 2007 nine month period. Net charge-offs in the nine month periods were $559,000 in 2008 (an annualized rate of 0.52% based on the average balance of loans outstanding) compared to $742,000 in 2007 (0.75% annualized rate). Eastern loans delinquent 30 days or more increased to $2,762,000 (1.93% of loans outstanding) at September 30, 2008 from $2,485,000 (1.72%) at June 30, 2008 and $2,699,000 (1.91%) at December 31, 2007. The allowance for Eastern loan losses at September 30, 2008 was $2,507,000, or 1.75% of Eastern's $143 million portfolio.

       The remainder of the Company's loan portfolio (net of unadvanced funds), which equaled $1.295 billion at September 30, 2008, was comprised of commercial real estate mortgage loans ($454 million), residential mortgage loans ($354 million), multi-family mortgage loans ($310 million), commercial loans ($110 million), construction loans ($24 million) and home equity and other consumer loans ($43 million). These parts of the portfolio, which grew only $27 million in the year 2007, grew $75 million in the 2008 third quarter and $162 million in the first nine months of 2008. Growth in the nine month period was concentrated primarily in commercial real estate mortgage loans ($73 million), residential mortgage loans ($60 million) and multi-family mortgage loans ($15 million).

       The provision for loan losses related to the portfolio addressed in the preceding paragraph was $650,000 in the 2008 third quarter and $1,200,000 in the 2008 nine month period. The provisions were established solely due to loan growth as no loan charge-offs were experienced other than an inconsequential amount of consumer loans. In the 2007 third quarter and nine month period, $60,000 and $134,000, respectively, were credited to the provision for loan losses due primarily to the lack of loan growth and pay down of loans with problem characteristics.

       The liability for unfunded credit commitments was reduced by a $330,000 credit to the provision for credit losses in the 2008 third quarter and a $304,000 credit to the provision for credit losses in the 2008 nine month period. The reductions were made because management considered the risks associated with unfunded commitments to be less than had been estimated in periods prior to the 2008 third quarter. In the 2007 third quarter and nine month period, the liability for unfunded commitments was increased by charges to the provision for credit losses of $60,000 and $159,000, respectively.

       Valuation of Investment Securities

       FNMA Perpetual Preferred Stock

       Brookline Securities Corp. ("BSC"), a wholly-owned subsidiary of the Company, acquired 100,000 shares of FNMA perpetual preferred stock on October 26, 2007 at a total cost of $2,520,000. Thereafter and through the first quarter of 2008, the market value of the stock declined due to announcement of significant losses by FNMA in connection with its involvement in the mortgage lending and mortgage securities markets. The magnitude of the losses prompted FNMA to raise additional capital. Based on these developments, the Company concluded that an other-than-temporary impairment in the value of its FNMA stock had occurred. The carrying value of the stock was written down to its $1,747,000 market value at March 31, 2008 by a $773,000 pre-tax charge to earnings. At June 30, 2008, the market value of the FNMA stock rose to $1,810,000.

       As stated in a Form 8-K filed by the Company on September 9, 2008, the United States Department of the Treasury and the Federal Housing Finance Agency ("FHFA") announced on September 7, 2008 that FNMA was placed under conservatorship and that management of FNMA would be under the control of FHFA, its regulator. The Plan announced by the U.S. Government included, among other things, the elimination of dividends on FNMA common and preferred stocks and an agreement by the U.S. Government to provide equity capital to cover mortgage defaults in return for $1 billion of senior preferred stock in FNMA and warrants for the purchase of 79.9% of the common stock of FNMA. On the day following the announcement, the market value of the Company's FNMA perpetual preferred stock declined dramatically to $190,000.

       Based on the developments described above, we concluded that further other-than-temporary impairment in the carrying value of the FNMA perpetual preferred stock had occurred. During September, we sold 12,900 shares at a loss of $212,000 for financial reporting purposes. The carrying value of the remaining 87,100 shares at September 30, 2008 was written down to its $135,000 market value at that date by a $1,386,000 pre-tax charge to earnings.

       For income tax purposes, losses on common stock and preferred stocks are recognized upon sale as capital losses. An income tax benefit can be realized only if the capital losses are offset by capital gains realized in the current year or three preceding years. The Company realized capital gains of $1,455,000 in the three preceding years. Since an income tax benefit was recognized in connection with the $1,249,000 write-down of investment securities in the 2008 first quarter, only $206,000 of capital gain history remained to offset the investment losses in the 2008 third quarter. Accordingly, only $62,000 of income tax benefit was recognized on the $1,598,000 of losses from the write-down and sales of FNMA preferred stock in the 2008 third quarter.

       On October 3, 2008, the President signed into law The Emergency Stabilization Act of 2008 (the "Act"). The Act will allow applicable financial institutions, as defined, to deduct losses on FNMA preferred stock owned on September 6, 2008 or sold between January 1, 2008 and September 7, 2008 against ordinary income for income tax purposes. The term "applicable financial institutions" did not expressly include security corporation subsidiaries, such as BSC, the owner of the Company's FNMA preferred stock. On October 29, 2008, the U.S. Treasury Department and the Internal Revenue Service issued Revenue Procedure 2008-64 that will enable BSC to treat losses upon the sale of its FNMA preferred stock as ordinary losses. As a result of issuance of that Revenue Procedure, the Company will recognize an income tax benefit of approximately $488,000 as a credit to earnings in the 2008 fourth quarter.

       Merrill Perpetual Preferred Stock

       BSC acquired 58,075 shares of Merrill adjustable rate perpetual preferred stock series 4 on August 28, 2007 at a total cost of $1,408,000. After the announcement of a significant 2007 third quarter loss by not only Merrill but other brokerage firms and major banks, the market price of the Merrill stock declined significantly. The subsequent reporting of further losses, as well as the collapse of Bear Stearns & Co., Inc., caused a further decline in the market value of the stock. Based on these developments, we concluded that an other-than-temporary impairment in the carrying value of the Merrill stock had occurred and, accordingly, the carrying value of the stock was written down to its $932,000 market value at March 31, 2008 by a $476,000 pre-tax charge to earnings.

       On July 28, 2008, Merrill filed a Form 8-K announcing its plans to sell certain troubled assets at significant losses and that it would report a net loss in the third quarter, the fifth consecutive quarter of reported net losses. Merrill also announced that it was enhancing its capital by a $9.8 billion common stock offering and a pre-tax gain of $4.3 billion from the sale of its 20% interest in Bloomberg, L.P. Subsequent to the reporting of these developments, the per share price of Merrill's perpetual preferred stock dropped to a low of $8.08 per share on September 11, 2008. The stock rebounded to $10.00 per share at September 30, 2008 as a result of the announcement on September 15, 2008 that Merrill would be acquired by Bank of America Corporation ("B of A") in an all stock transaction.

       On October 14, 2008, the Office of the Chief Accountant ("OCA") of the Securities and Exchange Commission (the "SEC") issued a letter, after consultation with and concurrence of the Financial Accounting Standards Board ("FASB") staff, giving guidance on how to assess whether declines in the fair value of perpetual preferred stock constitute other-than-temporary impairment. The OCA stated it would not object to impairment tests in conjunction with SEC filings subsequent to October 14, 2008 applied through use of an impairment model (including an anticipated recovery period) similar to a debt security, provided there was no evidence of credit deterioration (such as a decline in the cash flows from holding the investment or a downgrade in the rating of the security below investment grade) until this subject matter can be addressed by the FASB.

       We believe the Merrill perpetual preferred stock owned by BSC possesses debt-like characteristics. The stock provides cash flows in the form of quarterly dividends, contains call features and is rated similar to debt securities. As of October 16, 2008, the Merrill perpetual preferred stock had investment grade ratings and there had been no default in the payments of quarterly dividends. The rate paid continues to be pegged to the three-month U.S. Libor rate which, of late, has increased.

       In our opinion, the key factor to consider in evaluating whether other-than-temporary impairment in the value of the Merrill perpetual preferred stock had occurred as of September 30, 2008 was whether Merrill was financially viable and, therefore, able to continue to pay quarterly dividends and ultimately call the stock if it wished to do so. We concluded that Merrill was financially viable based on the following judgments: (1) it appears Merrill has been more aggressive in reducing its exposure to high risk assets and de-leveraging its balance sheet than other brokerage firms and major financial institutions, (2) Merrill has augmented its capital through a recent common stock offering, (3) Merrill's core businesses such as global wealth management and strategic advisory services have continued to perform well despite difficult market conditions, (4) Merrill will improve its access to liquidity as a result of being acquired by B of A, and (5) the announcement that, as part of B of A's $25 billion participation in the Troubled Asset Relief Program ("TARP") Capital Purchase Program, Merrill expects to augment its capital by issuing $10 billion of non-voting preferred stock and related warrants to the U.S. Department of the Treasury.

       Based on the above, we concluded that there was no other-than-temporary impairment in the $932,000 carrying value of the Merrill perpetual preferred stock owned by BSC at September 30, 2008. The unrealized loss of $352,000 ($229,000 after taxes) on that stock at that date was recognized as a reduction of stockholders' equity in connection with recording securities classified as available for sale at market value.

       Preferred Term Securities ("PreTSLs")

       PreTSLs represent investment instruments comprised of a pool of trust preferred securities issued by a number of financial institutions and insurance companies. An investment instrument can be segregated into tranches that establish priority rights to cash flows from the underlying trust preferred securities. At September 30, 2008, the Company owned two PreTSLs with an aggregate carrying value of $1,268,000 and an aggregate market value of $582,000.

       On June 26, 2002, the Company purchased at par $2,000,000 of the mezzanine tranche of PreTSL VI. The instrument matures on July 3, 2032 and is currently callable at the option of the issuers. Interest is payable at a floating rate per annum equal to the three-month U.S. Libor rate plus 180 basis points. At September 30, 2008, the security had investment grade ratings. As a result of cash payments by pool participants, the carrying value of this instrument has been reduced to $279,000 at September 30, 2008; its market value was $178,000 at that date. The unrealized loss of $101,000 was not considered to be an other-than-temporary impairment for the following reasons. The tranche of the investment instrument owned by the Company has first priority to receipt of future cash payments. A default rate of over 40% would have to occur before recovery of the Company's investment would be in doubt. While one issuer in the investment instrument represents over 58% of the remaining pool, that issuer is "well-capitalized" for regulatory purposes. While the issuer is currently experiencing losses due to a high level of problem loans, the recently enacted TARP program could enable the issuer to obtain capital if it concludes that it needs to do so. None of the issuers in the investment instrument have defaulted or deferred payment of interest.

       On November 28, 2007, the Company purchased $1,000,000 of the senior class A-1 tranche of PreTSL XXVIII. The investment instrument matures on March 22, 2038 and is callable at the option of the issuers on September 24, 2012. Interest is payable quarterly at a floating rate per annum equal to the three-month U.S. dollar Libor rate plus 0.90%. The investment instrument was rated AAA at September 30, 2008, but was on credit watch for a possible downgrade in rating. At September 30, 2008, the carrying value of this investment was $990,000 and the market value was $405,000. The unrealized loss of $585,000 was not considered to be an other-than-temporary impairment for the following reasons. The investment pool is comprised of 47 financial institution issuers and 11 insurance company issuers, with no issuer representing more than 4% of the entire pool. Only two issuers representing less than 4% of the remaining aggregate pool at September 30, 2008 were in default at that date. The tranche of the investment instrument owned by the Company has first priority to receipt of future cash payments. Over 40% of the issuers would have to default before recovery of the Company's investment could be in doubt.

       The aggregate unrealized loss of $686,000 ($446,000 after taxes) on the above instruments at September 30, 2008 was recognized as a reduction of stockholders' equity in connection with the recording of securities classified as available for sale at market value.

       Other Corporate Debt Obligations

       At September 30, 2008, the aggregate carrying value of trust preferred securities and other debt obligations owned by the Company was $3,347,000 and the aggregate market value was $2,730,000. The aggregate unrealized loss on these securities of $617,000 ($401,000 after taxes) was not considered to be an other-than-temporary impairment loss because of the financial soundness of the issuers (B of A, J.P. Morgan Chase & Co. and two other regional banks). The aggregate unrealized loss was recognized as a reduction of stockholders' equity at September 30, 2008 in connection with the recording of securities classified as available for sale at market value.

       Auction Rate Municipal Obligations

       Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days. The amount invested in such obligations was $5,200,000 at September 30, 2008 compared to $5,500,000 at June 30, 2008 and $13,050,000 at December 31, 2007. The reductions resulted from a combination of payments received from the debt issuers who called certain obligations and proceeds from sales, all of which were at face value and, accordingly, resulted in no losses.

       The auction rate municipal obligations owned by the Company were rated "AAA" at the time of acquisition due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuers fail to pay the obligations when they become due. In the 2008 first quarter, public disclosures indicated that certain third party insurers were experiencing financial difficulties and, therefore, might have difficulty meeting their guarantee obligations should issuers fail to pay their contractual obligations. On a stand-alone basis, that is, without the guarantee of a third party insurer, all of the auction rate municipal obligations owned by the Company at September 30, 2008 were rated "A" or better, except for one issue amounting to $600,000 that did not have a stand-alone rating.

       In February 2008, auctions relating to obligations owned by the Company, as well as auctions relating to obligations not owned by the Company, failed to attract a sufficient number of investors. Upon an auction rate failure, generally the obligations become subject to a penalty imposing a rise in the interest rate to be paid on the obligation. Auction failures have continued through the 2008 third quarter, thus creating a liquidity problem for those investors who were relying on the obligations to be redeemed at auctions. Continued auction failures can result in an investment that investors expected to be relatively short in duration becoming an investment with a long-term duration.

       Full collectibility of the municipal obligations owned by the Company has never been a concern. None of the issuers has defaulted on scheduled payments and the financial condition of the issuers is considered to be sound. For these reasons, we do not believe that there has been any other-than-temporary impairment in the auction rate municipal obligations owned by the Company at September 30, 2008.

       The failed auctions raise the question as to whether the fair value of the obligations at September 30, 2008 was less than their carrying value. No active market has developed for the selling of auction rate municipal obligations. We understand that periodic sales have occurred at prices in the range of 90% to 95% of face value, although we have not seen any authoritative published information to support our understanding. Further, we do not know to what extent investors who sold their auction rate municipal obligations were compelled to do so for a reason such as addressing a liquidity concern.

       Based on the above information, as well as the ample liquidity of the Company, we concluded that the fair value of the auction rate municipal obligations owned by the Company at September 30, 2008 approximated their face value at that date. We do not foresee any need to sell the obligations in the future and, accordingly, we will continue to hold the securities should auctions continue to fail. If a case were to be made that the fair value of the obligations was 10% less than their face value (an assumption that we do not believe is valid), the impact would be to reduce stockholders' equity by $334,000 ($520,000 less related income taxes), or less than one-tenth of one percent of stockholders' equity at September 30, 2008. This amount is insignificant in relation to the Company's consolidated financial statements.

       Other Operating Highlights

       Loss on Write-downs and Sales of Securities. In addition to the losses recognized and described in the previous section (Valuation of Investment Securities), an additional net loss of $2,000 relating to other equity securities was recognized in the 2008 third quarter.

       Other Non-Interest Income. Other non-interest income declined from $3,257,000 in the 2007 nine month period to $3,075,000 in the 2008 nine month period due primarily to a $198,000 reduction in mortgage loan prepayment fees between the two periods.

       Non-Interest Expense. Excluding amortization of intangible assets, non-interest expenses were $827,000 (8.4%) higher in the 2008 third quarter than in the 2007 third quarter and $1,642,000 (5.7%) higher in the 2008 nine month period than in the 2007 nine month period. The increases resulted primarily from higher fees for professional services ($559,000 in the 2008 third quarter and $550,000 in the 2008 nine month period), higher repossession and auto loan collection costs ($373,000 in the 2008 nine month period), higher data processing costs and additional costs associated with a new branch opened in the past year.

       Provision for Income Taxes. The effective rate of income taxes for the Company rose from 38.6% in the 2007 third quarter and nine month period to 44.8% in the 2008 nine month period and 58.6% in the 2008 third quarter. The higher rates in 2008 resulted primarily from the tax treatment of losses on write-downs and sales of investment securities (see the prior section entitled Valuation of Investment Securities), the non-deductibility of certain expenses and a $98,000 charge in the 2008 third quarter to adjust deferred income taxes as a result of a legislative change that will reduce the tax rate payable to the Commonwealth of Massachusetts on net income earned by financial institutions. The current rate of 10.5% will drop to 10% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011 and 9.0% for tax years beginning on or after January 1, 2012 and thereafter.

       Other Financial Condition Highlights

       Retail Deposits. Total retail deposits increased $18.3 million (1.4%) in the 2008 third quarter and $50.1 million (4.0%) in the 2008 nine month period. The mix of the deposits changed more significantly, especially in the 2008 third quarter. During that period, money market savings accounts increased $81.9 million while certificates of deposit decreased $45.9 million and other deposit categories (demand checking accounts, NOW accounts and other savings accounts) decreased $17.7 million. For the 2008 nine month period, money market savings accounts increased $92.1 million, certificates of deposit decreased $43.2 million and other deposit categories increased $1.2 million. We believe the shift in deposits was attributable primarily to the recent turmoil in financial markets which led a number of depositors to place their funds in more liquid accounts.

       Brokered Deposits. Brokered deposits declined from $67.9 million at December 31, 2007 to $27.0 million at September 30, 2008 as a result of payoffs in the 2008 second quarter upon maturities. The deposits were not rolled over because the rates offered on new brokered deposits were higher than rates offered on alternative funding sources.

       Borrowed Funds. Borrowings from the FHLB increased from $548.0 million at December 31, 2007 to $652.8 million at June 30, 2008 and $727.2 million at September 30, 2008. The increased borrowings were used primarily to pay off brokered deposits ($40.9 million) and subordinated debt ($7.0 million) and to fund part of the loan growth.

       Stockholders' Equity. The decline in stockholders' equity from $518.7 million at December 31, 2007 to $505.8 million at June 30, 2008 and $490.5 million at September 30, 2008 resulted primarily from dividend payments exceeding earnings. The payment to stockholders of extra dividends of $0.20 per share each in February and August 2008 amounted to $23.3 million. The aggregate amount of extra dividends paid since August 2003 has amounted to over $130 million, or $2.20 per share. The payout of extra dividends semi-annually has been an effective means to reduce the Company's capital in a measured way and to treat all stockholders equally. The decision to pay dividends in the future and the magnitude of any dividend payments will be considered in light of, among other things, changing opportunities to deploy capital, economic conditions and the tax treatment of dividend payments.

       Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

       The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

                                                                                        Sept. 30,        December 31,
                                                                                           2008              2007
                                                                                       ------------     ----------------
                                                                                            (Dollars in thousands)
              Non-accrual loans:
                 Mortgage loans:
                   One-to-four family................................................  $      385           $      29
                   Commercial real estate ...........................................       2,318                   -
                 Commercial loans - Eastern .........................................       2,091               2,265
                 Other commercial loan...............................................          65                   -
                 Indirect automobile loans...........................................         122                 427
                 Other consumer loans................................................           -              $    9
                                                                                       -----------          ----------
                            Total non-accrual loans .................................       4,981               2,730
              Repossessed vehicles ..................................................       1,533               1,621
              Repossessed equipment .................................................         447                 531
              Other real estate owned................................................         100                 517
                                                                                       -----------          ----------
                            Total non-performing assets .............................  $    7,061           $   5,399
                                                                                       ===========          ==========

              Restructured loans - Eastern ..........................................  $    1,516           $     887
                                                                                       ===========          ==========

              Allowance for loan losses .............................................  $   27,232           $  24,445
                                                                                       ===========          ==========

              Allowance for loan losses as a percent of total loans .................     1.32 %              1.29 %
              Non-accrual loans as a percent of total loans .........................     0.24 %              0.14 %
              Non-performing assets as a percent of total assets ....................     0.27 %              0.22 %

       Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when loans become past due 90 days. At September 30, 2008, the $2,318,000 of commercial real estate mortgage loans on non-accrual related to one borrower. The Company has commenced foreclosure proceedings. While the property has been appraised recently for an amount in excess of the loan balance, some loss might be incurred from the ultimate sale of the property.

       In addition to identifying non-performing loans, the Company identifies loans that are characterized as "impaired" pursuant to generally accepted accounting principles. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories tend to overlap. All of the Eastern loans on non-accrual at September 30, 2008 and December 31, 2007, restructured loans amounting to $365,000 and the commercial real estate mortgage loan and other commercial loan on non-accrual at September 30, 2008 were considered to be impaired loans. Specific reserves on those loans amounted to $856,000 and $515,000 at those respective dates.

       Restructured loans represent performing loans for which concessions (such as extension of repayment terms or reductions of interest rates to below market rates) are granted due to a borrower's financial condition. All of the restructured loans at September 30, 2008 and December 31, 2007 were loans originated by Eastern. The increase in restructured loans resulted primarily from extensions of the term over which the loans are to be paid.

       The reduction in repossessed vehicles resulted from auction sales. The inventory of repossessed vehicles could rise if auto loan borrowers experience difficulties in meeting their payments on a timely basis. It should also be noted that sales of repossessed vehicles at auctions are resulting in higher per unit losses. Due to the economy and high fuel prices, the market for repossessed luxury vehicles and vehicles that are fuel-inefficient is weak. Accordingly, auto loan charge-offs could continue to be high over the remainder of 2008.

       For further information about loan delinquencies and charge-offs, see the subsection "Provision for Credit Losses" included herein.

       The unallocated portion of the allowance for loan losses was $3,586,000, or 13.2%, of the total allowance for loan losses at September 30, 2008 compared to $3,987,000, or 16.3%, of the total allowance for loan losses at December 31, 2007. It is available to offset any shortfall that may result if future charge-offs in any segment of the Company's loan portfolio exceed current estimates.

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

       At September 30, 2008, interest-earning assets maturing or repricing within one year amounted to $1.003 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.251 billion, resulting in a cumulative one year negative gap position of $248 million, or 9.6% of total assets. At December 31, 2007, the Company had a negative one year cumulative gap position of $209 million, or 8.6% of total assets. The change in the cumulative one year gap position from the end of 2007 resulted primarily from reduction in the total of short-term investments and an increase in borrowings maturing within one year.

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

       Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Growth during the remainder of 2008 will depend on several factors, including economic trends, the interest rate environment and competitor pricing.

       The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2008 amounted to $727.2 million and the Company had the capacity to increase that amount to $861.4 million.

       The Company's most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2008, such assets amounted to $144.3 million, or 5.6% of total assets.

       At September 30, 2008, Brookline Bank exceeded all regulatory capital requirements. The Bank's Tier I capital was $416.9 million, or 16.6% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

       Recent Accounting Pronouncements

       Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "Fair Value Option for Financial Assets and Financial Liabilities". In February 2007, the FASB issued SFAS 159 which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and to report unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis but, once applied, the election is irrevocable and is applied to the entire instrument. The provisions of SFAS 159 were effective as of January 1, 2008. However, the Company has not elected the fair value option under SFAS 159.

       Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS 160"). In December 2007, the FASB issued SFAS 141R and SFAS 160. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of noncontrolling interests in subsidiaries. Among many changes under SFAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS 141R applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying SFAS 160 is also the first annual reporting period beginning on or after December 15, 2008. Adoption of these statements will affect the Company's accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.

       Item 3. Quantitative and Qualitative Disclosures about Market Risks

       For a discussion of the Company's management of market risk exposure and quantitative information about market risk, see pages 15 through 17 of the Company's Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2007.

       Item 4. Controls and Procedures

       Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to insure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

       There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

       Part II - Other Information

       Item 1. Legal Proceedings

       On February 21, 2007, Carrie E. Mosca filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the "Action"). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleges that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purports to be brought on behalf of a class of individuals who purchased motor vehicles from dealers located in Massachusetts and to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action seeks statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys' fees, litigation expenses and costs. The Bank has answered, denying liability and has opposed Plaintiff's motion to certify a class. The Court denied Plaintiff's motion for class certification in an order dated July 18, 2008. Plaintiff has moved for summary judgment seeking an award of statutory damages in the amount of $2,928 to her individually. The Bank has opposed that motion and oral argument is scheduled to be heard on November 18, 2008.

       In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

       Item 1A.   Risk Factors

       There have been no material changes from the risk factors presented in the Company's Form 10-K for the year ended December 31, 2007 filed on February 28, 2008.

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       a) Not applicable.

       b) Not applicable.

       c) The following table presents a summary of the Company's share repurchases during the quarter ended September 30, 2008.

                                                                     Total
                                                                    Number of
                                                                     Shares       Maximum
                                                                    Purchased    Number of
                                                                    as Part of   Shares that
                                                           Average  Publicly      May Yet
                                                  Total     Price   Announced   be Purchased
                                                 Number of  Paid    Programs     Under the
                                                  Shares     Per     (1) (2)      Programs
                    Period                       Purchased  Share      (3)       (1) (2) (3)
                    ------                       --------- ------- ----------   ------------
       July 1 through September 30, 2008 .....           -       -  2,195,590     4,804,410

       (1) On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company's common stock. Prior to July 1, 2008, 2,195,590 shares authorized under this program had been repurchased. At September 30, 2008, 304,410 shares authorized under this program remained available for repurchase.

       (2) On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company's common stock. At September 30, 2008, all of the 2,000,000 shares authorized under this program remained available for repurchase.

       (3) On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company's common stock. At September 30, 2008, all of the 2,500,000 shares authorized under this program remained available for repurchase.

       The Board of Directors has delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

       Item 3. Defaults Upon Senior Securities

       Not applicable.

       Item 4. Submission of Matters to a Vote of Security Holders

       None

       Item 5. Other Information

       David J. Pallin, who is 69 years old and the senior officer responsible for indirect auto lending, announced on October 16, 2008 his retirement from the Company effective December 31, 2008. Mark R. Hennessy, who has been an officer in the Company's indirect auto lending business since February 2003, will assume management responsibilities for that business segment. Mr. Pallin will be available for consultation until the date of his retirement.

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



                                   BROOKLINE BANCORP, INC.

       Date:  November 3, 2008     By:  /s/ Richard P. Chapman, Jr.
                                        ----------------------------------
                                        Richard P. Chapman, Jr.
                                        President and Chief Executive Officer


       Date:  November 3, 2008     By:  /s/ Paul R. Bechet
                                        ----------------------------------
                                        Paul R. Bechet
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer