Form 10-K
period 2008-12-31
BROOKLINE BANCORP INC
filed 2009-02-27
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the Fiscal Year Ended December 31, 2008,

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.                                                                                                                               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b of the Exchange Act (Check one): .

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES ☐	NO ☒

The number of shares of common stock held by nonaffiliates of the registrant as of February 26, 2009 was 57,850,448 for an aggregate market value of $506.8 million. This excludes 522,761 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At February 26, 2009, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 63,746,942 and 58,373,209, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Sections of the Annual Report to Stockholders for the year ended December 31, 2008 (Part I and Part II)

2.  Proxy Statement for the Annual Meeting of Stockholders dated March 30, 2009 (Part III)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements made by or on behalf of the Company.

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

On January 7, 2005, the Company completed the acquisition of Mystic Financial, Inc. (“Mystic”) for approximately $69.1 million. Total assets acquired were $483 million and liabilities assumed were $420 million, including $332 million of deposits.

Mystic was the parent of Medford Co-operative Bank, a bank headquartered in Medford, Massachusetts with seven banking offices serving customers primarily in Middlesex County in Massachusetts. The acquisition of Mystic provided expanded commercial and retail banking opportunities in that market and enabled the Company to deploy some of its excess capital.

On April 13, 2006, the Company increased its ownership interest in Eastern Funding LLC (“Eastern”) from approximately 28% to 87% through a payment of $16.6 million in cash, including transaction costs. The acquisition added $115 million to the Company’s assets, $108 million of which were loans. Eastern specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater metropolitan New York area and selected other locations throughout the United States of America. The acquisition has enabled the Company to originate high yielding loans to small business entities. For additional information about the acquisition, see note 2 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Market Area and Credit Risk Concentration

As of December 31, 2008, Brookline operated eighteen full-service banking offices in Brookline, Medford and adjacent communities in Middlesex County and Norfolk County in Massachusetts.

Brookline’s deposits are gathered from the general public primarily in the communities in which its banking offices are located. Brookline’s lending activities are concentrated primarily in the greater Boston metropolitan area and eastern Massachusetts. The greater Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. It should be noted, however, that Massachusetts has had rising unemployment as a result of a weakening economy. These factors affect the demand for residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

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

Brookline’s urban and suburban market also includes a significant number of one-to-four family residential properties. As a result, the origination of one-to-four family residential mortgage loans has been an important part of Brookline’s lending activities. For several years, market value prices for residential properties rose significantly, but in 2007 and 2008, there was a noticeable decline in market prices for residential properties. It is the view of several economists that home prices will continue to decline over the next few years. While, historically, Brookline has not experienced significant losses from residential mortgage lending, declining home prices could result in a rise in delinquencies and foreclosures, ultimately culminating in loan losses. To mitigate the potential for such losses, Brookline has consistently applied conservative underwriting criteria in originating residential mortgage loans and financing construction of residential properties. Construction lending has not been a significant part of Brookline’s lending activities.

In the first quarter of 2003, we commenced originating indirect automobile loans. In general, the success of lending in this business segment depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, our loan portfolio is not classified as “subprime lending”. Most of our loans are originated through automobile dealerships in Massachusetts, Connecticut, Rhode Island and New Hampshire. Due to rising delinquencies and charge-offs, as well as deteriorating trends in the economy and the auto industry, we took steps in the second half of 2007 and thereafter to tighten our underwriting criteria. As auto industry sales plummet in a weakening economic environment, we expect the volume of loan originations to decline in 2009.

In 2006, Brookline hired two senior officers with extensive experience in originating commercial loans for working capital and other business-related purposes. Brookline is concentrating such lending to companies located primarily in Massachusetts.  As with commercial real estate mortgage loans, commercial business loans involve greater credit risk.

As previously mentioned, Eastern originates loans to finance equipment and businesses primarily in the greater New York metropolitan area and elsewhere throughout the United States of America. The loans earn higher yields of interest because the borrowers are typically small businesses with limited capital. For this reason, however, the loans involve greater credit risk.

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

The Company’s net interest margin is greatly influenced by interest rates established by the Federal Open Market Committee of the Federal Reserve System. In the past few years, the combination of their rate setting actions and trends in economic indicators such as the rate of inflation, the rate of economic growth, unemployment and the housing market caused the yield curve to migrate from an upward slope to an inverted slope and back to an upward slope. Improvement in net interest margin will continue to be difficult to achieve until the slope of the yield curve is upward for an extended period of time.

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

Intense competition for loans and deposits over the past few years caused our profit margin to erode from historic levels. In 2008, the weakening economy resulted in higher loan losses and earnings contraction at many financial institutions, including our Company. To recover some of the decline in earnings, financial institutions appear to have recently become more rational in their loan and deposit pricing. Insufficient time has elapsed to judge whether the improvement in loan and deposit pricing is a temporary phenomenon or will last for some extended time.

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

Generally, debt securities must be rated “A” or better by at least one nationally-recognized rating agency at the time of purchase. Debt securities rated “BBB” at the time of purchase are allowed provided the security has a scheduled maturity of no more than two years and the purchase is authorized by the chief executive officer of the Company. The carrying value of all debt securities in the Company’s investment portfolio that are not rated or rated “BBB” or lower are not to exceed 10.0% of stockholders’ equity, excluding unrealized gains on securities available for sale (“core capital”). At December 31, 2008, the Company was in compliance with this policy limit.

U.S. Government-Sponsored Enterprises

The Company invests in debt securities issued by U.S. Government-sponsored enterprises. Such investments include debt securities issued by the Federal Home Loan Banks, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”) and the Federal Farm Credit Bank. Except for Ginnie Mae securities, none of those obligations is backed by the full faith and credit of the U.S. Government. The aggregate carrying value of such debt securities (excluding short-term investments, collateralized mortgage obligations and mortgage-backed securities) is not to exceed 60% of the Company’s stockholders’ equity. The aggregate carrying value of debt securities issued by the Federal Home Loan Banks is not to exceed 30% of the Company’s stockholders’ equity and the aggregate carrying value of debt securities issued by any other U.S. Government-sponsored enterprise is not to exceed 15% of the Company’s stockholders’ equity. Also, the aggregate carrying value of all debt securities and discount notes issued by U.S. Government-sponsored enterprises is not to exceed 75% of the Company’s stockholders’ equity and the amount invested in discount notes issued by U.S. Government-sponsored enterprises is not to be more than 20% of the Company’s stockholders’ equity. Discount notes are debt instruments that mature in 90 days or less.

In 2007, most of the Company’s investment purchases were debt securities issued by U.S. Government-sponsored enterprises with maturities primarily in the eighteen month to thirty month range. The Company concentrated on acquiring debt securities with short maturities to reduce interest rate risk during a period of uncertainty as to the direction of interest rates. As U.S. Government-sponsored enterprises experienced rising losses and capital erosion in 2008, especially FNMA and Freddie Mac, we decided to stop purchasing debt securities issued by them. As a result, the aggregate carrying value of debt securities issued by U.S. Government-sponsored enterprises (excluding short-term investments, collateralized mortgage obligations and mortgage-backed securities) was reduced from $80.9 million at December 31, 2007 to $3.1 million at December 31, 2008. At both of those dates, the Company was in compliance with all of its investment policy limits.

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

At December 31, 2008, corporate obligations owned by the Company included two pools of trust preferred securities issued by a number of financial institutions and insurance companies with an aggregate carrying value of $1,245,000 and an aggregate estimated fair value of $1,011,000 and debt obligations and trust preferred securities issued by financial institutions with an aggregate carrying value of $3,349,000 and an aggregate estimated fair value of $2,417,000. For further information about the carrying value and estimated fair value of these investments, see pages 9 through 11 of the Management Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

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

Mortgage related securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the average interest rate on the underlying mortgages. Mortgage related securities purchased by the Company generally are comprised of a pool of single-family mortgages. The issuers of such securities are generally U.S. Government-sponsored enterprises such as FNMA, Freddie Mac and GNMA who pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors. On an infrequent basis, the Company purchases mortgage related securities that are not issued by U.S. Government-sponsored enterprises. Such purchases are usually made for community reinvestment act (“CRA”) purposes and are not of significance in relation to the Company’s entire investment securities portfolio. Mortgage related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.

Investments in mortgage related securities issued and guaranteed by U.S. Government-sponsored enterprises generally do not entail significant credit risk. Such investments, however, are susceptible to significant interest rate and cash flow risks when actual cash flows from the investments differ from cash flows estimated at the time of purchase. Additionally, the market value of such securities can be affected adversely by market changes in interest rates. Prepayments that are faster than anticipated may shorten the life of a security and result in the accelerated expensing of any premiums paid, thereby reducing the net yield earned on the security. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining interest rates, refinancing generally increases and accelerates the prepayment of underlying mortgages and the related security. Such an occurrence can also create reinvestment risk because of the unavailability of other investments with a comparable rate of return in relation to the nature and maturity of the alternative investment. Conversely, in a rising interest rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the higher market rates of interest.

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

Generally, the Company has purchased the first tranche of CMOs so as to keep the expected maturities of its investments relatively short and to reduce the exposure to prepayment and reinvestment risks. The first tranche of CMOs are commonly classified as PAC-1-1 securities. No purchase of any mortgage related security in excess of $5.0 million or involving payment of a premium of 2.0% or more or having an expected average life of more than three years can be made without the approval of the chief executive officer of the Company. Purchases of all mortgage related securities not classified as PAC-1-1 securities or issued by other than U.S. Government-sponsored enterprises also require approval by the chief executive officer. It is the Company’s policy that aggregate unamortized premiums on all mortgage related securities in the Company’s portfolio must not exceed $4.0 million. At December 31, 2008, mortgage related securities in the portfolio had net aggregate unamortized premiums of $316,000.

The Company’s investment in mortgage securities increased from $91.3 million at December 31, 2006 to $176.6 million at December 31, 2007 and $279.5 million at December 31, 2008. The securities acquired in 2007 and 2008 were purchased mostly because of their higher yield in relation to other investment possibilities within the Company’s risk parameters and their guarantee by the issuing U.S. Government-sponsored enterprises.

Municipal Obligations and Auction Rate Municipal Obligations

The total of municipal obligations owned by the Company was $752,000 at December 31, 2008 compared to $4.5 million at December 31, 2007. The one remaining municipal obligation at December 31, 2008 matures on August 1, 2014 and was rated “AAA” by two rating firms at that date.

The Company also owned auction rate municipal obligations amounting to $4.5 million at December 31, 2008 and $13.1 million at December 31, 2007. The reduction in 2008 resulted from a combination of payments received from debt issuers who called certain obligations, proceeds from sales, all of which were at face value and resulted in no losses, and a $683,000 reduction in the fair value of the obligations. The debt securities were issued by municipal, county and state entities, but are not debt obligations of those issuing government entities. The sources of funds to repay the debt securities generally are revenues from hospitals, transportation systems, student education loans and property taxes. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction rate period for the obligations typically ranges from 7 days to 35 days.

The auction rate municipal obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third party insurers. In the 2008 first quarter, public disclosures indicated that certain third party insurers were experiencing financial difficulties and, therefore, might not be able to meet their guarantee obligations should issuers fail to pay their contractual obligations. As a result, auctions relating to obligations owned by us and others failed to attract a sufficient number of investors. Auction failures continued through 2008.

Full collectibility of the municipal obligations owned by us has never been a concern. None of the issuers has defaulted on scheduled payments, the financial condition of the issuers is considered sound and we have the ability and intent to hold the debt obligations for a period of time to recover our investment in total.

Marketable Equity Securities

It is the Company’s policy to limit the aggregate cost of marketable equity securities issued by one company that it owns to no more than $10.0 million without prior approval of the Executive Committee of the Board of Directors. The aggregate cost of marketable equity securities issued by companies considered to be in the same industry must not exceed $30.0 million and the aggregate cost of the entire marketable equity securities portfolio must not exceed $50.0 million. The Company purchases marketable equity securities as long-term investments that can provide the opportunity for capital appreciation and dividend income that is taxed on a more favorable basis than operating income. There can be no assurance that investment in marketable equity securities will achieve appreciation in value and, therefore, such investments involve higher risk.

At December 31, 2008, the Company owned marketable equity securities with a market value of $1.2 million, including net unrealized losses of $324,000. The securities include perpetual preferred stock issued by FNMA with a market value of $40,000, perpetual preferred stock issued by Merrill Lynch & Co., Inc. with a market value of $647,000 and stocks of banks and utility companies with an aggregate market value of $489,000.

Restricted Equity Securities

At December 31, 2008, restricted equity securities owned by the Company included stock in the Federal Home Loan Bank of Boston (“FHLB”) with a carrying value of $36.0 million and stock in two other entities with a carrying value of $374,000. As of September 30, 2008, the FHLB reported that it had an unrealized loss of approximately $1.3 billion relating to private-label mortgage-backed securities it owned. If this unrealized loss were deemed by FHLB to be an other-than-temporary impairment loss in the future, it could exceed the FHLB’s retained earnings and possibly put into question whether the fair value of FHLB stock owned by the Company was less than its carrying value. The Company will continue to monitor its investment in FHLB stock.

Other Information About Investment Securities

See pages 4 and 9 through 11 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference, for additional information about the Company’s investment securities portfolio.

The following table sets forth the composition of the Company’s debt and equity securities portfolios at the dates indicated:

	At December 31,
	2008		2007		2006
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$3,089	0.94%	$80,904	25.90%	$213,371	58.61%
Municipal obligations	752	0.23	4,513	1.44	8,507	2.34
Auction rate municipal obligations	4,517	1.37	13,050	4.18	12,650	3.47
Corporate obligations	3,428	1.04	4,578	1.47	6,510	1.79
Other obligations	—	—	500	0.16	500	0.14
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	101,633	30.91	129,551	41.47	51,971	14.28
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	177,904	54.10	47,093	15.07	39,295	10.79
Total debt securities	291,323	88.59	280,189	89.69	332,804	91.42
Other marketable equity securities	1,177	0.36	4,051	1.30	2,675	0.73
Restricted equity securities	36,335	11.05	28,143	9.01	28,567	7.85
Total investment securities	$328,835	100.00%	$312,383	100.00%	$364,046	100.00%

Debt and equity securities available for sale	$292,339	88.90%	$284,051	90.93%	$335,246	92.09%
Debt securities held to maturity	161	0.05	189	0.06	233	0.06
Restricted equity securities	36,335	11.05	28,143	9.01	28,567	7.85
Total investment securities	$328,835	100.00%	$312,383	100.00%	$364,046	100.00%

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At December 31,
	2008		2007		2006
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,003	$3,089	$80,621	$80,904	$213,528	$213,371
Municipal obligations	750	752	4,531	4,513	8,660	8,507
Auction rate municipal obligations	5,200	4,517	13,050	13,050	12,650	12,650
Corporate obligations	4,594	3,428	4,779	4,578	6,467	6,510
Other obligations	—	—	500	500	500	500
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	100,614	101,633	129,137	129,551	52,126	51,971
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	174,884	177,743	47,182	46,904	40,209	39,062
Total debt securities	289,045	291,162	279,800	280,000	334,140	332,571
Marketable equity securities	1,501	1,177	4,464	4,051	2,535	2,675
Total securities available for sale	290,546	292,339	284,264	284,051	336,675	335,246
Net unrealized gains (losses) on securities available for sale	1,793	—	(213)	—	(1,429)	—
Total securities available for sale, net	$292,339	$292,339	$284,051	$284,051	$335,246	$335,246

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$161	$171	$189	$199	$233	$242
Total securities held to maturity	$161	$171	$189	$199	$233	$242

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$35,961		$27,769		$28,193
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	121		121		121
Total restricted equity securities	$36,335		$28,143		$28,567

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2008
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$—	—%	$3,089	2.80%	$—	—	$—	—%	$3,089	2.80%
Municipal obligations (1)	—	—	—	—	752	5.46%	—	—	752	5.46
Auction rate municipal obligations (2)	—	—	—	—	—	—	4,517	1.92	4,517	1.92
Corporate obligations	—	—	—	—	—	—	3,428	5.76	3,428	5.76
Collateralized mortgage obligations	—	—	1,424	5.35%	31,271	5.33	68,938	5.87	101,633	5.70
Mortgage-backed securities	586	4.00	52,539	3.93	104,195	4.18	20,423	4.20	177,743	4.11
Total debt securities	586	4.00	57,052	3.90	136,218	4.45	97,306	5.33	291,162	4.64
Other marketable equity securities (1)									1,177	10.71
Total securities available for sale									292,339	4.66
Securities held to maturity:
Mortgage-backed securities	2	9.42	1	9.00	—	—	158	7.30	161	7.34
Restricted equity securities:
Federal Home Loan Bank of Boston stock									35,961	1.75
Massachusetts Savings Bank Life Insurance Company stock (1)									253	4.57
Other stock									121	—
Total restricted equity securities (1)									36,335	1.76
Total securities	$588	4.02%	$57,053	3.90%	$136,218	4.45%	$97,464	5.34%	$328,835	4.34%

(1)  The yields have been calculated on a tax equivalent basis.

(2)  These obligations are variable rate securities whose interest rates are set periodically through an auction process. Auctions were scheduled to occur on these obligations within 35 days after December 31, 2008.

150

Loans

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
	(Dollars in thousands)

Mortgage loans:
One-to-four family	$362,722	16.41%	$296,329	14.90%	$286,623	15.38%	$287,450	16.77%	$135,995	10.32%
Multi-family	338,677	15.33	330,925	16.64	331,106	17.77	379,767	22.15	334,884	25.42
Commercial real estate	474,847	21.49	381,300	19.17	373,744	20.05	377,462	22.02	297,014	22.55
Construction and development	37,193	1.68	26,807	1.35	37,589	2.02	36,035	2.10	35,237	2.67
Home equity	42,118	1.91	35,110	1.77	36,432	1.96	42,924	2.50	14,066	1.07
Second	26,717	1.21	23,878	1.20	16,646	0.89	22,978	1.34	53,499	4.06
Total mortgage loans	1,282,274	58.03	1,094,349	55.03	1,082,140	58.07	1,146,616	66.88	870,695	66.09
Indirect automobile loans	597,230	27.03	594,332	29.88	540,094	28.98	459,234	26.79	368,962	28.01
Commercial loans - Eastern	147,427	6.67	141,675	7.12	127,275	6.83	—	—	—	—
Other commercial loans	178,887	8.09	154,442	7.77	110,780	5.94	105,384	6.15	75,349	5.72
Other consumer loans	3,979	0.18	3,909	0.20	3,322	0.18	3,119	0.18	2,406	0.18
Total gross loans	2,209,797	100.00%	1,988,707	100.00%	1,863,611	100.00%	1,714,353	100.00%	1,317,412	100.00%
Less:
Unadvanced funds on loans	(121,709)		(114,651)		(85,879)		(88,659)		(57,205)
Deferred loan origination costs (fees):
Indirect automobile loans	15,349		15,445		13,175		11,150		9,732
Commercial loans - Eastern	752		824		991		—		—
Other consumer loans	1,362		571		164		(89)		(302)
Total loans, net	$2,105,551		$1,890,896		$1,792,062		$1,636,755		$1,269,637

The Company’s loan portfolio consists primarily of first mortgage loans secured by multi-family, commercial and one-to-four family residential real estate properties located in the Company’s primary lending area, indirect automobile loans, loans made by Eastern to finance equipment used by small businesses, loans to condominium associations and business entities, including commercial lines of credit. The Company also provides financing for construction and development projects, home equity and second mortgage loans, and other consumer loans.

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

Many of the Company’s borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2008, two borrowers each had aggregate loans outstanding in excess of $25.0 million ($25.6 million and $25.4 million) that were approved by the Executive Committee of the Board of Directors. Including those borrowers, there were 48 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2008. The cumulative total of those loans was $457.1 million, or 28.3% of loans outstanding (excluding indirect automobile loans). Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans and other commercial loans.

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

Multi-family mortgage loans increased from $331 million at December 31, 2006 and December 31, 2007 to $339 million at December 31, 2008. Commercial real estate mortgage loans increased from $374 million at December 31, 2006 to $381 million at December 31, 2007 and $475 million at December 31, 2008. Competition for multi-family and commercial real estate mortgage loans, which had been intense for a few years, began to ease in the latter part of 2007. Loan pricing, which had been especially aggressive, started to improve. With that improvement, we become more active in originating loans in those lending segments.

One-to-Four Family Mortgage Loans

Three commissioned loan originators on the staff of the Company generate residential mortgage loan business. The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company’s loan portfolio. One-to-four family mortgage loans increased from $287 million at the end of 2006 to $296 million at the end of 2007 and $363 million at the end of 2008.

Construction and Development Loans

At December 31, 2008, construction and development loans amounted to $37.2 million, $7.0 million of which had not been advanced as of that date. The $30.2 million was comprised of $10.2 million pertaining to construction of multi-family properties, $14.6 million pertaining to construction of commercial properties and $5.4 million pertaining to construction of one-to-four family residential homes. Criteria applied in underwriting construction loans for which the primary source of repayment is the sale of the property are different from the criteria applied in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

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

Commercial Loans - Eastern

The Eastern loan portfolio amounted to $147 million at December 31, 2008, $142 million at December 31, 2007 and $127 million at December 31, 2006. The portfolio is comprised primarily of loans to finance coin-operated laundry, dry cleaning and convenience store equipment and businesses. The borrowers are small businesses located primarily in the metropolitan New York area, although the customer base extends to locations throughout the United States of America. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three to seven year life. In some instances, the life of a loan can extend to ten years.

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

Other Commercial Loans

Other commercial loans amounted to $179 million at December 31, 2008 compared to $154 million at December 31, 2007 and $111 million at December 31, 2006. Included in those amounts were loans to condominium associations of $66 million, $57 million and $62 million, respectively. Typically, loans to condominium associations are for the purpose of funding capital improvements, are made for five to ten year terms and are secured by a general assignment of condominium association revenues. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

The Company provides commercial banking services to companies in its market area. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed rate basis referenced on the FHLB index.

Credit extensions are made to established businesses on the basis of an analysis of their financial statements, the nature of collateral to secure the credit extension and in most instances the personal guarantee of the owner of the business. We also participate in U.S. Government programs such the Small Business Administration in both the 7A program and as a SBA preferred lender.

This type of commercial lending commenced with the acquisition of Mystic in January 2005. In 2006, the Company hired two senior officers with extensive experience in commercial lending. The Company expects to grow its commercial lending in a measured way by focusing on credit fundamentals and service to established businesses.

Commercial business loans increased from $49 million at December 31, 2006 to $97 million at December 31, 2007 and $113 million at December 31, 2008. Included in the total at the end of 2008 is $12.8 million in standby letters of credit.

Indirect Automobile (“Auto”) Loans

Auto loans amounted to $597 million at December 31, 2008 compared to $594 million at December 31, 2007 and $540 million at December 31, 2006. The loans are for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations.

The loans are originated through dealerships and assigned to the Company. The vice president responsible for auto lending must approve the application of any dealer with whom the Company does business. The Company does business with approximately 200 dealerships located primarily in Massachusetts, Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed monthly for application quality, the ratio of loans approved to applications submitted and loan performance.

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

The application processing system statistically grades each application according to score ranges. Depending on the data received, an application is either approved or denied automatically or submitted to a credit underwriter for review. Credit underwriters may override system-designated approvals. Loans approved by the underwriters must meet criteria guidelines established in the Company’s loan policy. Credit profile measurements such as debt to income ratios, payment to income ratios and loan to value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan to value ratios, the Company considers auto loans to be essentially credits that are only partially collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

The Company’s auto loan policy limits the aggregate amount of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2008, loans with credit scores below 660 were approximately 9% of loans outstanding. The average-dollar weighted credit score of loans in the portfolio at that date was 737. Due to rising delinquencies and net charge-offs in the second half of 2007, underwriting was tightened in September 2007 by limiting the amount of loans originated to borrowers with scores of less than 660 in any month to no more than 10%. Also, effective July 1, 2008, the Company curtailed dealer accommodation loans due to the higher risk normally associated with such loans. Loans originated to borrowers with credit scores below 660 declined from $44 million, or 13.7% of loans originated in 2006, to $40 million, or 11.8% of loans originated in 2007, and $15 million, or 5.1% of loans originated in 2008. The average credit scores of loans originated in 2008 and 2007 were 751 and 728, respectively.

Auto loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company’s loan policy. The rate paid by a borrower usually differs with the “buy rate” earned by the Company. A significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the “spread”.  Most of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within 90 days of the loan origination date, the dealer must pay the remainder of unamortized spread to the Company. If a loan is repaid after ninety days, the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief executive officer, the risk management officer and the board of directors on a monthly basis.

Loan Maturities and Repricing

The following table shows the contractual maturity and repricing dates of the Company’s gross loans, net of unadvanced funds, at December 31, 2008. The table does not include projected prepayments or scheduled principal amortization.

	At December 31, 2008
	Real estate mortgage loans
	One-to- four family	Multi- family and commercial real estate	Construction and development	Home equity and second mortgage	Commercial loans - Eastern	Other commercial loans	Indirect automobile loans	Other loans	Total loans
	(In thousands)
Amounts due:
Within one year	$61,572	$195,690	$23,134	$51,402	$3,446	$61,886	$10,585	$3,887	$411,602
After one year:
More than one year to three years	92,012	146,534	—	1,287	30,462	10,567	116,299	44	397,205
More than three years to five years	115,724	231,549	2,600	3,295	48,229	16,237	302,637	46	720,317
More than five years to ten years	75,299	177,904	4,487	1,465	59,398	26,475	167,709	—	512,737
More than ten years	17,868	22,040	—	434	5,714	—	—	—	46,056
Total due after one year	300,903	578,027	7,087	6,481	143,803	53,279	586,645	90	1,676,315
Total amount due	$362,475	$773,717	$30,221	$57,883	$147,249	$115,165	$597,230	$3,977	2,087,917
Add (deduct):
Deferred loan origination costs:
Indirect automobile loans									15,349
Other loans									2,114
Acquisition fair value adjustments									171
Net loans									$2,105,551

The following table sets forth at December 31, 2008 the dollar amount of gross loans, net of unadvanced funds, contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$37,469	$263,434	$300,903
Multi-family and commercial real estate	282,700	295,327	578,027
Construction and development	2,600	4,487	7,087
Home equity and second mortgage	3,360	3,121	6,481
Total mortgage loans	326,129	566,369	892,498
Commercial loans - Eastern	143,803	—	143,803
Other commercial loans	37,280	15,999	53,279
Indirect automobile loans	586,645	—	586,645
Other consumer loans	90	—	90
Total loans	$1,093,947	$582,368	$1,676,315

Non-Performing Assets and Allowance for Loan Losses

For information about the Company’s non-performing assets and allowance for loan losses, see pages 13 through 17 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

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

The following table presents the retail deposit activity of the Company for the years indicated.

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net retail deposits	$38,062	$(4,915)	$6,124
Interest credited on retail deposit accounts	39,445	45,046	35,775
Total increase in retail deposit accounts	$77,507	$40,131	$41,899

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

In 2008, transaction deposit accounts increased $88.1 million, or 19.4%, and certificates of deposit decreased $10.6 million, or 1.3%. We believe the growth in deposits and the shift in the mix of deposits were due to the desire of depositors to place their funds in a stronger capitalized financial institution and in more liquid accounts as uncertainties arose regarding the health of the economy.

The Company obtained $78 million of brokered certificates of deposit in 2006 and used the funds primarily to pay off some of the higher rate borrowed funds of Eastern that were outstanding at the time of the acquisition of a controlling interest in Eastern. Brokered deposits amounted to $68 million at December 31, 2007 and $26 million at December 31, 2008. The reduction resulted from payoffs upon maturity. The deposits were not rolled over because the rates offered on new brokered deposits were higher than rates available on alternative funding sources.

The following table sets forth the distribution of the Company’s average retail and brokered deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average daily balances.

	Year ended December 31, 2008			Year ended December 31, 2007
		Percent			Percent
		of total			of total
		average	Weighted		average	Weighted
	Average	retail	average	Average	retail	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$83,868	6.52%	0.27%	$83,991	6.86%	0.31%
Savings accounts	88,105	6.85	1.37	93,346	7.63	1.62
Money market savings accounts	255,468	19.87	2.41	218,691	17.87	2.84
Non-interest-bearing demand checking accounts	66,651	5.18	—	62,803	5.13	—
Total transaction deposit accounts	494,092	38.42	1.54	458,831	37.49	1.74

Retail certificates of deposit by original maturity:
Six months or less	219,775	17.09	3.59	74,967	6.12	4.16
Over six months through 12 months	487,474	37.91	4.27	615,338	50.28	5.03
Over 12 months through 24 months	49,259	3.83	3.57	33,065	2.70	4.21
Over 24 months	35,381	2.75	3.99	41,708	3.41	3.90
Total retail certificates of deposit	791,889	61.58	4.02	765,078	62.51	4.84
Total average retail deposits	$1,285,981	100.00%	3.07%	$1,223,909	100.00%	3.68%

Total average brokered certificates of deposit	$40,922		5.40%	$74,558		5.38%

	Year ended December 31, 2006
		Percent
		of total
		average	Weighted
	Average	retail	average
	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$89,008	7.62%	0.25%
Savings accounts	112,774	9.66	1.60
Money market savings accounts	219,533	18.80	2.43
Non-interest-bearing demand checking accounts	61,869	5.30	-
Total transaction deposit accounts	483,184	41.38	1.52

Retail certificates of deposit by original maturity:
Six months or less	102,573	8.79	3.97
Over six months through 12 months	433,928	37.16	4.45
Over 12 months through 24 months	89,728	7.68	3.38
Over 24 months	58,274	4.99	3.46
Total retail certificates of deposit	684,503	58.62	4.15
Total average retail deposits	$1,167,687	100.00%	3.07%

Total average brokered certificates of deposit	$49,598		5.37%

At December 31, 2008, the Company had outstanding $324.8 million in retail certificates of deposit of $100,000 or more, maturing as follows:

	Amount	Weighted average rate
Maturity Period	(Dollars in thousands)

Three months or less	$44,557	3.30%
Over three months through six months	91,665	3.21
Over six months through 12 months	130,194	3.55
Over 12 months	58,393	3.72
	$324,809	3.45

Borrowed Funds

The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2008, the Company had $737 million in outstanding advances from the FHLB and had the capacity to borrow an additional $121 million from the FHLB.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$641,131	$488,210	$491,946
Maximum amount outstanding at any month end during the year	744,942	548,015	534,223
Balance outstanding at end of year	737,418	548,015	463,806
Weighted average interest rate during the year	4.25%	4.86%	4.70%
Weighted average interest rate at end of year	3.75%	4.67%	4.79%

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2008	2007	2006

Return on assets (net income divided by average total assets)	0.51%	0.75%	0.89%

Return on equity (net income divided by average stockholders’ equity)	2.56%	3.23%	3.53%

Dividend payout ratio (dividends declared per share divided by net income per share)	336.36%	246.67%	217.65%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	20.09%	23.16%	25.25%

Subsidiary Activities

Brookline is a wholly-owned subsidiary of the Company. Information as to when it was established and its activities is included elsewhere in Part I of this document.

Eastern was founded by Michael J. Fanger in 1997. Information about Eastern’s activities is included elsewhere in Part I of this document. In 1999, the Company acquired a 28% ownership interest in Eastern. On April 13, 2006, the Company (through Brookline) completed a merger agreement increasing its ownership interest in Eastern to 86.7%. Mr. Fanger continues to serve as chief executive officer of Eastern and he, along with a family member and two executive officers of Eastern, own the minority interest position. Effective April 1, 2007 and April 1, 2008, Mr. Fanger purchased required and discretionary units of interest which resulted in an increase in total minority interest ownership to 14.0%. For more information about Eastern, see note 2 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual

Report to Stockholders, which is incorporated herein by reference.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corp. (“BBS”) is a wholly-owned subsidiary of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2008, BSC and BBS had total assets of $20.2 million and $343.8 million, respectively, of which $19.0 million and $339.4 million, respectively, were in investment securities and short-term investments.

Mystic Financial Capital Trust I (“MFCI”) and Mystic Financial Capital Trust II (“MFCII”) were formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale of the securities in subordinated debentures issued by Mystic. The Company assumed the obligations related to the debentures when it acquired Mystic. Interest paid by the Company on the subordinated debentures equaled the dividends paid by MFCI and MFCII to the holders of the trust preferred securities.

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

Personnel

As of December 31, 2008, the Company had 219 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Supervision and Regulation

General

The Bank is a federally chartered stock savings institution subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and, to a lesser extent, the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also regulated by the Board of Governors of the Federal Reserve System with respect to reserves to be maintained against deposits and other matters. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.

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

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the bank. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary.

At December 31, 2008, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, the Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2008, the Bank maintained 71.1% of its portfolio assets in qualified thrift investments.

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

Generally, the banking regulator is required to appoint a receiver or conservator for a bank that is “critically undercapitalized”. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. A holding company for a bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  Deposit accounts in the Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $100,000 per separately insured depositor and $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in that aspect of the FDIC’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

FDIC regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios and long-term debt issuer rating.  In 2008, the rates for nearly all financial institutions varied between five and seven cents for every $100 of domestic deposits. The assessment paid for the year ended December 31, 2008 was partially offset by a $356,000 credit from the FDIC to the Bank. On December 22, 2008, the FDIC raised the current deposit insurance assessment rates uniformly for all institutions to a range from ten to fourteen cents for every $100 of domestic deposits effective in the first quarter of 2009. On February 27, 2009, the FDIC announced that, commencing in April 2009, its rates would increase to a range of twelve cents to sixteen cents per $100 in deposits at most banks. It also announced that it would impose on one-time emergency fee of twenty cents per $100 in insured deposits to be collected in the 2009 third quarter. These changes in rates and the imposition of the one-time emergency fee will result in a significantly higher level of expense for the Company in 2009 for FDIC insurance. Federal law requires the FDIC to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The FDIC has designated the reserve ratio for the deposit insurance fund through the first quarter of 2009 at 1.25% of estimated insured deposits.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The guarantee will remain in effect until June 30, 2012. In return for the guarantee, participating institutions pay the FDIC a fee based on the amount and maturity of the debt. The Bank opted not to participate in this component of the program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in non-interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the program.  The Bank is participating in this component of the program.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount ranging from 3.0% to 4.5% of its borrowings from the FHLB, depending on the maturity of individual borrowings. As of December 31, 2008, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2008, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

The Company is a Delaware-chartered savings and loan holding company subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings bank subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

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

On February 19, 2009, the Bank and Eastern stipulated and consented to a Cease and Desist Order (the “Order”) issued by the OTS. The Order became effective February 20, 2009. The Order was issued as a result of findings identified in the course of a regular examination of the Bank conducted as of September 8, 2008 relating to non-compliance by Eastern and the indirect auto lending department of the Bank with certain laws and regulations, including the Bank Secrecy Act (“BSA”), Anti-Money Laundering (“AML”) and Office of Foreign Control (“OFAC”) Compliance Programs. The Order requires Eastern and the indirect automobile lending department of the Bank to conduct a thorough risk assessment of their BSA/AML/OFAC risk exposure, develop and implement a comprehensive BSA/AML/OFAC Program and to take certain other actions specified in the Order. Eastern and the indirect automobile lending department of the Bank have already addressed most of the matters mentioned in the Order and expect to complete all of the actions required to be taken by the deadline dates stated in the Order. The Order will not have a material effect on the Company’s financial statements. This description of the Order is qualified in its entirety by reference to the Order, a copy of which is attached as Exhibit 99.1 in a Form 8-K filed by the Company on February 20, 2009 and which is incorporated by reference herein in its entirety.

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

The Act also requires inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the Company’s independent registered public accounting firm that issues the audit report to attest to and report on the effectiveness of the Company’s internal controls.

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

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2008, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, the Company had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

The Company and the Bank were subject to an annual excise tax imposed by the Commonwealth of Massachusetts equal to 10.5% of their taxable income in 2008. Combined reporting is not permitted under Massachusetts statutes.  Massachusetts taxable income is defined as federal taxable income subject to certain modifications. The Company believes these modifications allow for a deduction for 95% of dividend payments received from subsidiaries and allow deductions from certain expenses allocated to federally tax exempt obligations. The investment subsidiaries of the Company and the Bank are not subject to the corporate excise tax, but instead are taxed on their gross income at a rate of 1.32%.

As a result of a legislative change enacted in the third quarter of 2008, the annual tax rate on taxable income payable to the Commonwealth of Massachusetts will drop to 10.0%, 9.5% and 9.0% for the Company’s tax years beginning January 1, 2010, January 1, 2011 and January 1, 2012, respectively.

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

Item 1A.  Risk Factors

There are several significant risk factors that affect the financial performance of financial institutions in general and the Company in particular. This Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference, include comments relating to those factors.

Presented below is a summary of risk factors that are especially significant to the Company. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to the Company.

•                  Interest rate policies of the Federal Open Market Committee of the Federal Reserve System. The Company’s results of operations depend significantly on the interest rate environment. Changes in interest rates can affect profitability, stockholders’ equity, the carrying value and average life of assets, the demand for loans, the collectibility of loans and investment securities, and the flow and mix of deposits.  The yield curve, which was inverted for much of the past few years, moved upward in 2008. Generally, an inverted yield curve causes the profitability of the Company to diminish. Improvement in net interest margin will continue to be difficult to achieve until the slope of the yield curve is upward for an extended period of time.

•                  Changes in the local real estate market. A significant part of the Company’s loan portfolio ($1.3 billion) is concentrated in commercial, multi-family, residential and construction loans secured by real estate located primarily in eastern Massachusetts. Decline in property values in 2008 and 2007 could cause the Company to experience a higher level of loan losses in coming years.

•                  Changes in the local, regional and national economy. In addition to real estate loans, the Company’s loan portfolio includes $597 million of indirect automobile loans, $147 million of loans to finance equipment to small businesses and $179 million of other commercial loans underwritten on the basis of the cash flows produced by the borrower’s business, assets pledged as collateral and personal guarantees. Recent weakness in the economy will likely affect the ability of borrowers to repay loans and result in an increase in loan losses in 2009 and possibly thereafter.

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

•                  Litigation risk. In the normal course of business, the Company may become involved in litigation, the outcome of which may have a significant adverse effect on its financial condition and profitability. If the Company’s subsidiary, Brookline Bank, is not successful in defending itself against a putative class action complaint initiated in February 2007, the resulting payments for damages, attorneys’ fees, litigation expenses and costs could be material. See Item 3 “Legal Proceedings” which appears elsewhere herein, for further information regarding the status of existing litigation.

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

The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.  Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties

At December 31, 2008, the Bank conducted its business from its main office located in Brookline, seventeen other banking offices located in Brookline, Medford and adjacent communities in Middlesex, Norfolk and Suffolk counties in Massachusetts, an operations center of the Bank in Brookline and an office in Newton, Massachusetts used to conduct the Bank’s auto lending business. In addition to its main office, the Bank owns three of its banking offices and leases all of its other locations. It also has three remote ATM locations, one of which is leased. Eastern conducts its business from leased premises in New York, New York. See “Lease Commitments” under note 13 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference, for information regarding the Company’s lease commitments at December 31, 2008.

Item 3.    Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice in connection with transactions documented as consumer transactions during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered denying liability and opposing Plaintiff’s motion to certify a class. The Court denied plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an award of damages in the amount of $2,928 to her individually. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. On February 23, 2009, the Plaintiff filed a notice of appeal.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of  Equity Securities

(a)   The common stock of the Company is traded on the Nasdaq Global Market. The approximate number of holders of common stock as of December 31, 2008, as well as a table setting forth cash dividends paid on common stock and the high and low closing prices of the common stock for each of the quarters in the years ended December 31, 2008 and 2007, appears on the inside of the back cover page of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

(b)         Not applicable.

(c)  The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Programs

October 1 through December 31, 2008	—	—	2,195,590	4,804,410

(1)       On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to October 1, 2008, 2,195,590 shares authorized under this program had been repurchased. At December 31, 2008, 304,410 shares authorized under this program remained available for repurchase.

(2)       On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At December 31, 2008, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)       On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At December 31, 2008, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 6.    Selected Consolidated Financial Data

Selected Consolidated Financial Data of the Company appears on the back of the cover page and the immediate page thereafter of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 21 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk appears on pages 17 through 19 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The following financial statements and supplementary data appear on the pages indicated of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference:

Pages

Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-7 - F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-10 - F-11
Notes to Consolidated Financial Statements	F-12 - F-37

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2008 appears on page F-1 of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

The Attestation Report of the independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting appears on page F-2 of the Company’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company, compliance with section 16 (a) of the Exchange Act and the Company’s Code of Ethics is presented in the Company’s proxy statement dated March 30,

2009 under the headings “Proposal 1 — Election of Directors” and “Compensation Discussion and Analysis”, and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors that have been implemented since the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Item 11. Executive Compensation

The information required by this Item is presented under the heading “Proposal I - Election of Directors” of the Company’s proxy statement dated March 30, 2009, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company’s proxy statement dated March 30, 2009, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons of the Company is presented in the Company’s proxy statement dated March 30, 2009 under the heading “Compensation Discussion and Analysis — Transactions with Certain Related Persons” and is incorporated herein by reference.

Information regarding the independence of the Company’s directors is presented in the Company’s proxy statement dated March 30, 2009 under the heading “Proposal 1 — Election of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The disclosure required by this Item is set forth under the heading “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s proxy statement dated March 30, 2009, which is incorporated herein by reference.

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

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**

10.2	Form of Change in Control Agreement, as amended (incorporated by reference to the Form 8-K filed on March 11, 2008)

10.3	Supplemental Retirement Income Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3 to a previously filed Registration Statement)**

10.3.1

Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed on February 28, 2007)

10.3.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr. (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.3.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr. (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)

10.4.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.4.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

10.7	Amendment to Employment Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 3, 2006)

10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)

10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)

11	Statement Regarding Computation of Per Share Earnings

13	2008 Annual Report to Stockholders

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. Business - Subsidiary Activities of this Report.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

BROOKLINE BANCORP, INC.

Date: February 19, 2009	By:	/s/ Richard P. Chapman, Jr.
Richard P. Chapman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard P. Chapman, Jr.	By:	/s/ Paul R. Bechet
	Richard P. Chapman, Jr., President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
	Date: February 19, 2009		Date: February 19, 2009

By:	/s/ George C. Caner, Jr.	By:	/s/ Hollis W. Plimpton, Jr.
	George C. Caner, Jr., Director		Hollis W. Plimpton, Jr., Director
	Date: February 20, 2009		Date: February 20, 2009

By:	/s/ David C. Chapin	By:	/s/ Joseph J. Slotnik
	David C. Chapin, Director		Joseph J. Slotnik, Director
	Date: February 19, 2009		Date: February 19, 2009

By:	/s/ John J. Doyle, Jr.	By:	/s/ William V. Tripp, III
	John J. Doyle, Jr., Director		William V. Tripp, III, Director
	Date: February 19, 2009		Date: February 19, 2009

By:	/s/ John A. Hackett	By:	/s/ Rosamond B. Vaule
	John A. Hackett, Director		Rosamond B. Vaule, Director
	Date: February 19, 2009		Date: February 19, 2009

By:	/s/ John L. Hall, II	By:	/s/ Peter O. Wilde
	John L. Hall, II, Director		Peter O. Wilde, Director
	Date: February 19, 2009		Date: February 19, 2009

By:	/s/ Charles H. Peck
Charles H. Peck, Director
Date: February 19, 2009