Form 10-Q
period 2009-03-31
BROOKLINE BANCORP INC
filed 2009-05-06
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES   ☐ NO   ☒

As of April 30, 2009, the number of shares of common stock, par value $0.01 per share, outstanding was 59,030,686.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

Part I -  Financial Information
Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$16,696	$22,270
Short-term investments	75,571	99,082
Securities available for sale	316,268	292,339
Securities held to maturity (market value of $171 and $171, respectively)	159	161
Restricted equity securities	36,335	36,335
Loans	2,124,251	2,105,551
Allowance for loan losses	(28,943)	(28,296)
Net loans	2,095,308	2,077,255
Accrued interest receivable	8,471	8,835
Bank premises and equipment, net	10,189	10,218
Deferred tax asset	12,995	13,328
Prepaid income taxes	-	193
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $8,741 and $8,369, respectively	4,211	4,583
Other assets	4,469	5,165
Total assets	$2,623,913	$2,613,005

LIABILITIES AND EQUITY
Retail deposits	$1,436,352	$1,327,844
Brokered deposits	26,381	26,381
Borrowed funds	648,775	737,418
Mortgagors’ escrow accounts	6,014	5,655
Income taxes payable	317	-
Accrued expenses and other liabilities	19,895	20,040
Total liabilities.	2,137,734	2,117,338
Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,280,809 shares and 63,746,942 shares issued, respectively	643	637
Additional paid-in capital	522,114	518,712
Retained earnings, partially restricted	24,634	38,092
Accumulated other comprehensive income	1,806	1,385
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP - 510,221 shares and 522,761 shares, respectively	(2,781)	(2,850)
Total Brookline Bancorp, Inc. stockholders’ equity.	484,309	493,869
Noncontrolling interest in subsidiary	1,870	1,798
Total equity	486,179	495,667

Total liabilities and equity	$2,623,913	$2,613,005

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands except share data)

	Three months ended March 31,
	2009	2008
	(unaudited)
Interest income:
Loans	$31,553	$30,954
Debt securities	3,076	3,416
Short-term investments	202	1,007
Equity securities	23	474
Total interest income	34,854	35,851

Interest expense:
Retail deposits	8,580	11,512
Brokered deposits	349	911
Borrowed funds and subordinated debt	6,819	6,268
Total interest expense	15,748	18,691

Net interest income	19,106	17,160
Provision for credit losses	2,801	2,114
Net interest income after provision for credit losses	16,305	15,046

Non-interest income (loss):
Fees, charges and other income	1,018	994
Impairment loss on securities	(779)	(1,249)
Less non-credit loss on impairment of securities	(53)	-
Net impairment loss on securities	(726)	(1,249)
Total non-interest income (loss)	292	(255)

Non-interest expense:
Compensation and employee benefits	4,966	5,348
Occupancy	1,045	934
Equipment and data processing	1,750	1,698
Professional services	645	486
Insurance	504	94
Advertising and marketing	131	135
Amortization of identified intangible assets	372	438
Other	1,307	1,170
Total non-interest expense	10,720	10,303

Income before income taxes	5,877	4,488
Provision for income taxes	2,394	1,748
Net income	3,483	2,740
Less net income attributable to noncontrolling interest in subsidiary	39	46
Net income attributable to Brookline Bancorp, Inc.	$3,444	$2,694

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.06	$0.05
Diluted	0.06	0.05

Weighted average common shares outstanding during the period:
Basic	57,919,412	57,488,499
Diluted	58,052,757	57,763,871

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)

Net income	$3,483	$2,740

Other comprehensive income, net of taxes:
Unrealized securities holding gains excluding non-credit loss on impairment of securities	2	1,624
Non-credit loss on impairment of securities	(76)	-
Net unrealized securities holding (losses) gains before income taxes	(74)	1,624
Income tax (benefit) expense	(28)	572
Net unrealized securities holding (losses) gains	(46)	1,052

Adjustment of accumulated obligation for postretirement benefits	(8)	-
Income tax benefit	3	-
Net adjustment of accumulated obligation for postretirement benefits	(5)	-

Net unrealized holding (losses) gains	(51)	1,052

Less reclassification adjustment for securities loss included in net income:
Impairment loss on securities	(726)	(1,249)
Income tax benefit	254	448
Net credit impairment loss on securities	(472)	(801)

Net other comprehensive income	421	1,853

Comprehensive income	3,904	4,593

Net income attributable to noncontrolling interest in subsidiary	(39)	(46)

Comprehensive income attributable to Brookline Bancorp, Inc.	$3,865	$4,547

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2009 and 2008 (Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708	$1,371	$520,079

Net income attributable to Brookline Bancorp, Inc.	-	-	2,694	-	-	-	2,694	-	2,694

Net income attributable to noncontrolling interest in subsidiary	-	-	-	-	-	-	-	46	46

Other comprehensive income	-	-	-	1,853	-	-	1,853	-	1,853

Common stock dividends of $0.285 per share	-	-	(16,411)	-	-	-	(16,411)	-	(16,411)

Payment of dividend equivalent rights	-	-	(457)	-	-	-	(457)	-	(457)

Exercise of stock options (391,218 shares)	3	696	-	-	-	-	699	-	699

Reload stock options granted (130,518 options)	-	59	-	-	-	-	59	-	59

Treasury stock purchases (40,100 shares)	-	-	-	-	(372)	-	(372)	-	(372)

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	-	528	-	-	-	-	528	-	528

Compensation under recognition and retention plans	-	534	-	-	-	-	534	-	534

Common stock held by ESOP committed to be released (13,053 shares)	-	60	-	-	-	71	131	-	131

Balance at March 31, 2008	$636	$515,826	$54,701	$1,974	$(62,107)	$(3,064)	$507,966	$1,417	$509,383

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Three Months Ended March 31, 2009 and 2008 (Unaudited)
 (Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667

Net income attributable to Brookline Bancorp, Inc.	-	-	3,444	-	-	-	3,444	-	3,444

Net income attributable to noncontrolling interest in subsidiary	-	-	-	-	-	-	-	39	39

Income tax effect on net income attributable to noncontrolling interest in subsidiary	-	-	-	-	-	-	-	33	33

Other comprehensive income	-	-	-	421	-	-	421	-	421

Common stock dividends of $0.285 per share	-	-	(16,499)	-	-	-	(16,499)	-	(16,499)

Payment of dividend equivalent rights	-	-	(403)	-	-	-	(403)	-	(403)

Exercise of stock options (777,915 shares)	5	2,563	-	-	-	-	2,568	-	2,568

Reload stock options granted (252,937 options)	1	92	-	-	-	-	93	-	93

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	-	666	-	-	-	-	666	-	666

Compensation under recognition and retention plans	-	35	-	-	-	-	35	-	35

Common stock held by ESOP committed to be released (12,540 shares)	-	46	-	-	-	69	115	-	115

Balance at March 31, 2009	$643	$522,114	$24,634	$1,806	$(62,107)	$(2,781)	$484,309	$1,870	$486,179

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$3,444	$2,694
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	2,801	2,114
Depreciation and amortization	334	338
Net accretion of securities premiums and discounts	(44)	(221)
Amortization of deferred loan origination costs	2,379	2,664
Amortization of identified intangible assets	372	438
Accretion of acquisition fair value adjustments	(33)	(119)
Amortization of mortgage servicing rights	10	6
Impairment loss on securities	726	1,249
Write-down of other real estate owned	-	40
Net income attributable to noncontrolling interest in subsidiary	39	46
Compensation under recognition and retention plans	35	534
Release of ESOP shares	115	131
Deferred income taxes	110	(1,000)
Decrease in:
Accrued interest receivable	364	405
Prepaid income taxes	193	1,553
Other assets	686	460
Increase in income taxes payable	350	-
Increase (decrease) in accrued expenses and other liabilities	(153)	95
Net cash provided from operating activities	11,728	11,427

Cash flows from investing activities:
Proceeds from calls of securities available for sale	-	3,275
Proceeds from redemptions and maturities of securities available for sale	30,775	9,786
Proceeds from redemptions and maturities of securities held to maturity	2	9
Purchase of securities available for sale	(54,718)	(67,409)
Redemption of Federal Home Loan Bank of Boston stock	-	(222)
Net increase in loans	(23,207)	(44,594)
Purchase of bank premises and equipment	(321)	(463)
Net cash used for investing activities	(47,469)	(99,618)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$40,405	$17,558
Increase in retail certificates of deposit	68,103	43,351
Proceeds from Federal Home Loan Bank of Boston advances	3,777,000	108,540
Repayment of Federal Home Loan Bank of Boston advances	(3,865,636)	(116,413)
Repayment of subordinated debt	-	(7,000)
Increase in mortgagors’ escrow accounts	359	386
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	666	528
Exercise of stock options	2,568	699
Reload stock options granted	93	59
Purchase of treasury stock	-	(372)
Payment of dividends on common stock	(16,499)	(16,411)
Payment of dividend equivalent rights	(403)	(457)
Net cash provided from financing activities	6,656	30,468

Net decrease in cash and cash equivalents	(29,085)	(57,723)
Cash and cash equivalents at beginning of period	121,352	153,624
Cash and cash equivalents at end of period	$92,267	$95,901

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$15,599	$18,005
Income taxes	1,078	665

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

(1)    Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 86.0% (85.6% effective April 1, 2009) owned subsidiary, Eastern Funding LLC.

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment in Debt Securities. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which becomes effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see Fair Value Measurements below) is adopted at the same time. The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have the following fair value hierarchy:

    Level 1 - Quoted prices for identical instruments in active markets
    Level 2 - Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets
    Level 3 - Valuation derived from significant unobservable inputs

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company applied SFAS 157 as it related to non-financial assets, such as goodwill and real property held for sale, and non-financial liabilities effective January 1, 2009. Such application did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which becomes effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if a company elects to adopt early FSP FAS 115-1 and FAS 124-2 (see Other-Than-Temporary Impairment in Debt Securities above). The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the period ended March 31, 2009.

Noncontrolling Interest in Subsidiary. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. The effective date for applying SFAS 160 is the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Intangible Assets. In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141 R”), “Business Combinations”, and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company adopted FSP FAS 142-3 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Earnings Per Share. In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-01 (“FSP EITF 03-6-01”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings Per Share”.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provision of this FSP. The Company adopted FSP on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

(2)    Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:
	March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,003	$65	$-	$3,068
Municipal obligations	750	25	-	775
Auction rate municipal obligations	5,000	-	667	4,333
Corporate obligations	4,540	-	1,877	2,663
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	82,976	1,042	-	84,018
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	216,727	3,955	92	220,590
Total debt securities	312,996	5,087	2,636	315,447
Marketable equity securities	826	71	76	821
Total securities available for sale	$313,822	$5,158	2,712	$316,268
Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$159	$12	$-	$171

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,003	$86	$-	$3,089
Municipal obligations	750	2	-	752
Auction rate municipal obligations	5,200	-	683	4,517
Corporate obligations	4,594	-	1,166	3,428
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	100,614	1,019	-	101,633
Mortgage-backed securities issued by U.S. Government-sponsored enterprises .	174,884	2,932	73	177,743
Total debt securities	289,045	4,039	1,922	291,162
Marketable equity securities	1,501	98	422	1,177
Total securities available for sale	$290,546	$4,137	$2,344	$292,339
Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$161	$10	$-	$171

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Ginnie Mae, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government except for mortgage-backed securities issued by Ginnie Mae amounting to $1 at March 31, 2009 and $3 at December 31, 2008.

The maturities of the investments in debt securities at March 31, 2009 are as follows:
	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$-	$-
After 1 year through 5 years	65,554	66,380
After 5 years through 10 years	155,070	157,998
Over 10 years	92,372	91,069
	$312,996	$315,447

	Held to maturity
	Amortized	Estimated
	cost	fair value

Within 1 year	$1	$1
After 1 year through 5 years	-	-
Over 10 years	158	170
	$159	$171

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at March 31, 2009, however, are expected to be much shorter due to anticipated payments.

Investment securities at March 31, 2009 and December 31, 2008 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	March 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
Municipal obligations	-	-	-	-	-	-
Auction rate municipal obligations	4,333	667	-	-	4,333	667
Corporate obligations:
With other-than-temporary impairment loss	-	-	155	53	155	53
Without other-than-temporary impairment loss	798	602	1,209	1,222	2,007	1,824
Collateralized mortgage obligations	-	-	-	-	-	-
Mortgage-backed securities	11,495	92	-	-	11,495	92
Total debt securities	16,626	1,361	1,364	1,275	17,990	2,636
Marketable equity securities	120	14	137	62	257	76
Total temporarily impaired securities	$16,746	$1,375	$1,501	$1,337	$18,247	$2,712

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
Municipal obligations	-	-	-	-	-	-
Auction rate municipal obligations	4,517	683	-	-	4,517	683
Corporate obligations :	1,103	297	1,825	869	2,928	1,166
Collateralized mortgage obligations	-	-	-	-	-	-
Mortgage-backed securities	15,982	73	-	-	15,982	73
Total debt securities	21,602	1,053	1,825	869	23,427	1,922
Marketable equity securities	688	380	155	42	843	422
Total temporarily impaired securities	$22,290	$1,433	$1,980	$911	$24,270	$2,344

At March 31, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on mortgage-backed securities related primarily to acquisition premiums to be amortized over the estimated remaining life of the securities. The unrealized loss on marketable equity securities at March 31, 2009, which related to common stock of a financial institution and a utility company owned by the Company, was considered to be immaterial to the Company’s consolidated financial statements as of and for the three months ended March 31, 2009.

At March 31, 2009, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions with a remaining unpaid balance of $259. One of the issuers, representing 58% of the pool, announced that it will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $155 at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $104 unrealized loss on the security, based on an analysis of projected cash flows, $51 was charged to earnings as a credit loss and $53 was recognized in other comprehensive income.

Impairment losses on securities charged to earnings in the three months ended March 31, 2009 and 2008 were $726 and $1,249 respectively. In addition to the $51 credit loss on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association ($103 and $773, respectively) and Merrill Lynch & Co., Inc. (now Bank of America Corporation) ($572 and $476, respectively). After the write-downs, the aggregate carrying value of these perpetual preferred stocks included in marketable equity securities was $392 at March 31, 2009.

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

Balance at January 1, 2009	$-
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	51
Balance of the amount related to credit losses on debt securities held at March 31, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$51

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

(3)    Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:
	March 31,	December 31,
	2009	2008

Federal Home Loan Bank of Boston stock	$35,961	$35,961
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	121	121
	$36,335	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. Effective December 31, 2008, the FHLB placed a moratorium on all excess stock repurchases. At March 31, 2009, the Company’s investment in FHLB stock exceeded its required investment by $7,429.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. On December 14, 2008, the board of directors of the FHLB adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more that 50% of quarterly earnings in the event that the retained earnings target exceeds the FHLB’s current level of retained earnings, although the board of directors of the FHLB retains full discretion over the amount, if any, and timing of any dividend payout, subject to this payout restriction. The FHLB’s retained earnings target is $600 million. At December 31, 2008, the FHLB recorded a net loss of $274.2 million for the quarter ended December 31, 2008, resulting in an accumulated deficit of $19.7 million. Accordingly, the FHLB did not pay a dividend for the quarter and is expected to not pay dividends until the FHLB generates sufficient retained earnings to eliminate the accumulated deficit. On February 26, 2009, the FHLB announced that dividend payments for 2009 are unlikely. The Company will likely have no dividend income on its FHLB stock in 2009. In 2008, the Company had dividend income of $1,221, $405 of which was recognized in the three months ended March 31, 2008.

On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility. It suspended payment of its quarterly dividend, extended the moratorium on excess stock repurchases and announced that its 2008 net loss included a charge to earnings of $381.7 million representing an other-than-temporary impairment charge on its private-label mortgage-backed securities portfolio. The estimated fair value of private-label mortgage-backed securities owned by the FHLB at December 31, 2008 was approximately $1.6 billion less than the $4.0 billion amortized cost of the securities. In the future, if additional unrealized losses on the FHLB’s private-label mortgage- backed securities are deemed to be other-than-temporary, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company was less than par value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

(4)    Loans (Dollars in thousands)

A summary of loans follows:
	March 31,	December 31,
	2009	2008
Mortgage loans:
One-to-four family	$353,914	$362,722
Multi-family	368,333	338,677
Commercial real estate	477,059	474,847
Construction and development	35,831	37,193
Home equity	44,187	42,118
Second	31,369	26,717
Total mortgage loans	1,310,693	1,282,274
Indirect automobile loans	580,094	597,230
Commercial loans - Eastern	150,093	147,427
Other commercial loans	180,856	178,887
Other consumer loans	3,944	3,979
Total gross loans	2,225,680	2,209,797
Unadvanced funds on loans	(118,212)	(121,709)
Deferred loan origination costs:
Indirect automobile loans	14,605	15,349
Commercial loans - Eastern	791	752
Other	1,387	1,362
Total loans	$2,124,251	$2,105,551

(5)    Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three month ended March 31,
	2009	2008

Balance at beginning of period	$28,296	$24,445
Provision for loan losses	2,801	2,088
Charge-offs	(2,367)	(1,788)
Recoveries	213	196
Balance at end of period	$28,943	$24,941

During the three months ended March 31, 2009 and 2008, the liability for unfunded credit commitments was increased by charges to the provision for credit losses of none and $26, respectively. The liability, which is included in other liabilities, was $1,183 at March 31, 2009 and December 31, 2008.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

(6)    Deposits (Dollars in thousands)

A summary of deposits follows:
	March 31,	December 31,
	2009	2008

Demand checking accounts	$70,913	$67,769
NOW accounts	88,744	86,607
Savings accounts	69,919	67,473
Guaranteed savings accounts	19,079	16,686
Money market savings accounts	333,801	303,517
Retail certificate of deposit accounts	853,896	785,792
Total retail deposits	1,436,352	1,327,844
Brokered certificates of deposit	26,381	26,381
Total deposits	$1,462,733	$1,354,225

(7)    Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at March 31, 2009 was comprised of (a) unrealized gains of $1,581 (net of income taxes) on securities available for sale after recognition of an unrealized loss of $47 (net of income taxes) related to a corporate obligation included in available for sale securities for which a portion of an other-than-temporary impairment loss was recognized in earnings and (b) an unrealized gain of $225 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2008 was comprised of an unrealized gain of $1,155 (net of income taxes) on securities available for sale and an unrealized gain of $230 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At March 31, 2009 and December 31, 2008, the resulting net income tax liability, amounted to $1,028 and $805, respectively.

(8)    Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At March 31, 2009, the Company had outstanding commitments to originate loans of $47,919, $10,710 of which were one-to-four family mortgage loans, $11,002 were commercial real estate mortgage loans, $6,201 were multi-family mortgage loans, $2,415 were commercial loans to condominium associations and $17,591 were commercial loans. Unused lines of credit available to customers were $57,769, of which $51,770 were equity lines of credit.

Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered, denying liability and opposing Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an award of damages in the amount of approximately $3 to her individually. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. On February 23, 2009, the Plaintiff filed a notice of appeal.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

(9)    Dividend Declaration

On April 16, 2009, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on May 15, 2009 to stockholders of record on April 30, 2009.

 (10)     Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plans

The Company has two recognition and retention plans, the “1999 RRP” and the “2003 RRP”. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2007. On March 16, 2009, 8,889 shares were awarded which will vest on March 16, 2010. Another 5,840 unvested shares at March 31, 2009 will vest on October 16, 2009.

Total expense for the 2003 RRP plan amounted to $35 and $534 for the three months ended March 31, 2009 and 2008, respectively. The compensation cost of non-vested RRP shares at March 31, 2009 is expected to be charged to expense as follows: $108 during the nine month period ended December 31, 2009 and $17 during the year ended December 31, 2010. As of March 31, 2009, the number of shares available for award under the 1999 RRP and the 2003 RRP were 29,774 shares and 128,831 shares, respectively. The 1999 RRP terminated on April 19, 2009.

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

On March 16, 2009, 72,512 options were awarded, of which half vested immediately and half will vest on March 16, 2010. The 1999 Option Plan terminated on April 19, 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

Total expense for the stock option plans amounted to $93 and $59 for the three months ended March 31, 2009 and 2008, respectively.

Activity under the Company’s stock option plans for the three months ended March 31, 2009 was as follows:

Options outstanding at January 1, 2009		2,249,961
Options exercised at:
$ 4.944 per option	519,312
$ 9.47 per option	130,518
$ 9.65 per option	128,085
Total options exercised		(777,915)
Reload options granted at:
$ 9.65 per option	128,085
$ 9.90 per option	124,852
Total reload options granted		252,937
Options awarded at $9.00 per option		72,512
Options outstanding at March 31, 2009		1,797,495

Exercisable as of March 31, 2009 at:
$ 4.944 per option		107,823
$ 9.00 per option		36,256
$ 9.90 per option		124,852
$ 9.95 per option		37,267
$ 10.05 per option		25,378
$ 10.36 per option		52,578
$ 10.69 per option		46,249
$ 10.87 per option		56,836
$ 12.91 per option		2,000
$ 15.02 per option		1,269,000
		1,758,239

Aggregate intrinsic value of options outstanding and exercisable	$527

Weighted average exercise price per option	$13.26

Weighted average fair value per option of options granted during the period	$0.54

Weighted average remaining contractual life in years at end of period	3.8

As of March 31, 2009, the number of options available for award under the Company’s 1999 Stock Option Plan and 2003 Stock Option Plan were 285,980 options and 1,153,488 options, respectively.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at March 31, 2009 and December 31, 2008, which was $3,439 and $3,502, respectively, is eliminated in consolidation.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

At March 31, 2009, the ESOP held 510,221 unallocated shares at an aggregate cost of $2,781; the market value of such shares at that date was $4,847. For the three months ended March 31, 2009 and 2008, $115 and $131, respectively, was charged to compensation expense based on the commitment to release to eligible employees 12,540 shares and 13,053 shares in those respective periods.

(11)    Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2009 and 2008:
	2009	2008

Service cost	$15	$18
Interest cost	13	13
Prior service cost	(6)	(6)
Actuarial (gain) loss	(3)	(1)
Net periodic benefit costs	$19	$24

Benefits paid amounted to $2 and $3 for the three months ended March 31, 2009 and 2008, respectively.

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

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the three months ended March 31, 2009. As of March 31, 2009, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $29,969 at December 31, 2008.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

(13)    Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$16,696	$16,696	$22,270	$22,270
Short-term investments	75,571	75,571	99,082	99,082
Securities	352,762	352,774	328,835	328,845
Loans, net	2,095,308	2,111,792	2,077,255	2,104,496
Accrued interest receivable	8,471	8,471	8,835	8,835
Financial liabilities:
Demand, NOW, savings and money market savings deposits	582,456	582,456	542,052	542,052
Retail certificates of deposit	853,896	860,227	785,792	790,905
Brokered certificates of deposit	26,381	26,605	26,381	26,605
Borrowed funds	648,775	656,398	737,418	745,954

The following table presents the balances of certain assets reported at fair value as of March 31, 2009:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale	$821	$309,812	$5,635	$316,268

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$-	$1,850	$-	$1,850

The securities comprising the balance in the level 3 column included $5,000 of auction rate municipal obligations, $1,190 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $4,333 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $802. In the judgment of management, the fair value of the trust preferred obligation was considered to approximate its carrying value because it was deemed to be fully collectible and the rate paid on the security was higher than rates paid on securities with similar maturities.

During the three months ended March 31, 2009, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $393 as a result of $200 of redemption of auction rate municipal obligations at their face value, a $16 increase in the estimated fair value of the auction rate municipal obligations, a $4 pay down of a trust preferred obligation and a $209 reduction in the estimated fair value of pools of trust preferred obligations, $51 of which was recognized as a credit loss charged to earnings.

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. The inputs used in the appraisals of the collateral are observable and, therefore, the loans are categorized as level 2.

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Securities

The fair value of securities, other than those categorized as level 3 described above, is based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value (See note 3).

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
 (Unaudited)

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

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of retail and brokered certificates of deposit represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding ("deposit based intangibles").

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months ended March 31, 2009 and 2008.

Operating Highlights
	Three months ended
	March 31,
	2009	2008
	(In thousands except per share amounts)

Net interest income	$19,106	$17,160
Provision for credit losses	2,801	2,114
Net impairment loss on securities	(726)	(1,249)
Non-interest income	1,018	994
Non-interest expense	10,720	10,303
Income before income taxes	5,877	4,488
Provision for income taxes	2,394	1,748
Net income attributable to noncontrolling interest in subsidiary	39	46
Net income attributable to Brookline Bancorp, Inc.	3,444	2,694

Basic earnings per common share	$0.06	$0.05
Diluted earnings per common share	0.06	0.05

Interest rate spread	2.38%	2.02%
Net interest margin	3.00%	2.96%

Financial Condition Highlights

	At	At	At
	March 31,	December 31,	March 31,
	2009	2008	2008
	(In thousands)

Total assets	$2,623,913	$2,613,005	$2,454,340
Net loans	2,095,308	2,077,255	1,906,382
Retail deposits	1,436,352	1,327,844	1,311,245
Brokered deposits	26,381	26,381	67,904
Borrowed funds	648,775	737,418	540,134
Brookline Bancorp, Inc. stockholders’ equity	484,309	493,869	507,966
Stockholders’ equity to total assets	18.46%	18.90%	20.70%

Allowance for loan losses	$28,943	$28,296	$24,941
Non-performing assets	9,107	8,195	4,743

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

●
The interest rate environment. In both the 2009 and 2008 first quarters, interest rate spread and net interest margin were greatly influenced by the rate setting actions of the Federal Open Market Committee (the “FOMC”) of the Federal Reserve System. The FOMC lowered the rate for overnight federal funds borrowings between banks three times from 4.25% to 2.25% in the 2008 first quarter and three times from 2.00% to a target range of between zero and 0.25% in the 2008 fourth quarter. The last rate reduction, which occurred on December 16, 2008, was the first time in over fifty years that the rate was lower than 1.00%. The rate reductions had a negative effect in the 2009 and 2008 first quarters on the yield of the Company’s assets adjustable to market rates and those assets that replaced maturing or refinanced assets. The impact on rates paid for certificates of deposit and borrowed funds was less rapid as many of those liabilities matured later on. Interest rate spread and net interest margin are expected to improve in the coming quarters as those liabilities are rolled over at lower rates of interest. The extent of improvement will depend on how interest rates for loans, investments, deposits and borrowed funds are aligned in the market place.

●
Higher provision for credit losses. The provision for credit losses was $687,000 higher in the 2009 first quarter than in the 2008 first quarter due primarily to rising charge-offs in the indirect automobile (“auto”) loan portfolio.

●
Impairment losses on securities. Impairment losses on securities recognized in the 2009 and 2008 first quarters were $726,000 ($472,000 after taxes) and $1,249,000 ($801,000 after taxes), respectively. The losses resulted primarily from write-downs in the carrying value of perpetual preferred stocks.

●
Lack of dividend income on Federal Home Loan Bank of Boston (“FHLB”) stock. As a member of the FHLB, the Company is obliged to own stock in the FHLB based on its level of borrowings from the FHLB. At March 31, 2009, the Company owned $36.0 million of FHLB stock. Due to reported losses resulting primarily from impairment in its portfolio of private-label mortgage-backed securities, the FHLB ceased the payment of dividends on its stock. The Company had no dividend income on its FHLB stock in the 2009 first quarter compared to $405,000 of dividend income in the 2008 first quarter. Based on announcements by the FHLB, no dividend income is expected to be received for the remainder of 2009.

●
Asset quality and stockholders’ equity remained strong. While non-performing assets have risen over the past several quarters, total non-performing assets ($9,107,000) remained modest equaling 0.35% of total assets at March 31, 2009 compared to 0.31% ($8,195,000) of total assets at December 31, 2008. The allowance for loan losses of $28,943,000, expressed as a percent of total loans, increased to 1.36% at March 31, 2009 from $28,296,000 (1.34%) at December 31, 2008. Stockholders’ equity was $484.3 million at March 31, 2009, resulting in an equity to assets ratio of 18.46% at that date.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2009 and 2008. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2009			2008
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$100,736	202	0.81%	$111,233	$1,007	3.64%
Debt securities (2)	287,279	3,086	4.30	287,839	3,502	4.87
Equity securities (2)	37,295	33	0.35	32,236	500	6.23
Mortgage loans (3)	1,240,550	17,182	5.54	1,046,967	16,095	6.15
Commercial loans -Eastern Funding (3)	149,300	3,412	9.14	142,289	3,506	9.86
Other commercial loans (3)	116,472	1,302	4.51	105,500	1,601	6.07
Indirect automobile loans (3)	604,891	9,600	6.44	605,396	9,682	6.43
Other consumer loans (3)	3,762	56	5.95	3,669	70	7.63
Total interest-earning assets	2,540,285	34,873	5.52%	2,335,129	35,963	6.18%
Allowance for loan losses	(28,286)			(24,294)
Non-interest earning assets	108,094			99,547
Total assets	$2,620,093			$2,410,382

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$83,834	40	0.19%	$81,353	46	0.23%
Savings accounts	86,011	268	1.26	87,244	328	1.51
Money market savings accounts	315,180	1,616	2.08	220,661	1,553	2.83
Retail certificates of deposit	825,774	6,656	3.27	815,509	9,585	4.73
Total retail deposits	1,310,799	8,580	2.65	1,204,767	11,512	3.84
Brokered certificates of deposit	26,381	349	5.37	67,904	911	5.40
Total deposits	1,337,180	8,929	2.71	1,272,671	12,423	3.93
Borrowed funds	698,489	6,819	3.91	531,967	6,203	4.61
Subordinated debt	-	-	-	3,465	65	7.42
Total interest bearing liabilities	2,035,669	15,748	3.14%	1,808,103	18,691	4.16%
Non-interest-bearing demand checking accounts	67,301			62,532
Other liabilities	26,171			24,417
Total liabilities	2,129,141			1,895,052
Brookline Bancorp, Inc. stockholders’ equity	489,129			513,612
Noncontrolling interest in subsidiary	1,823			1,718
Total liabilities and equity	$2,620,093			$2,410,382
Net interest income (tax equivalent basis)/interest rate spread (4)		19,125	2.38%		17,272	2.02%
Less adjustment of tax exempt income		19			112
Net interest income		19,106			$17,160
Net interest margin (5)			3.00%			2.96%

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

●
Net interest income was 11.3% higher in the 2009 first quarter than in the 2008 first quarter due to improvement in interest rate spread and $205 million (8.8%) of growth in the average balance of interest-earnings assets, most of which was in the loan portfolio.

●
Interest rate spread increased to 2.38% in the 2009 first quarter from 2.02% in the 2008 first quarter, but declined from 2.57% in the 2008 fourth quarter. The fluctuations resulted primarily from the movements in the federal funds overnight borrowing rates initiated by the FOMC and elimination of dividend income on FHLB stock owned by the Company mentioned earlier herein.

●
Net interest margin improved to 3.00% in the 2009 first quarter from 2.96% in the 2008 first quarter, but declined from 3.22% in the 2008 fourth quarter. The fluctuations resulted primarily from the matters mentioned above and foregone interest income of approximately $192,000 in the 2009 first quarter caused by the $24.5 million reduction in the average balance of stockholders’ equity between the 2009 and 2008 first quarters. The reduction resulted primarily from payments to stockholders of extra dividends of $0.20 per share each in August 2008 and February 2009.

●
The average balance of total loans outstanding as a percent of the average balance of total interest-earning assets increased from 81.5% in the 2008 first quarter to 83.3% in the 2009 first quarter. Much of the loan growth was in commercial real estate and multi-family mortgage loans. Generally, the yield on loans is higher than the yield on investment securities.

●
The average balance of short-term investments in the 2009 first quarter was $100.7 million, or 9.4% less than the average balance in the 2008 first quarter. Interest income on short-term investments, however, declined $805,000, or 79.9%, between the two periods caused primarily by the effect of the interest rate environment described earlier herein.

●
The average balance of retail deposits in the 2009 first quarter increased $106.0 million (8.8%) compared to the average balance in the 2008 first quarter, $94.5 million of which was in money market savings accounts, and $69.8 million (5.6%) compared to the average balance in the 2008 fourth quarter, $63.5 million of which was in certificates of deposit with maturities primarily in the range of six months. Expressed as a percent of total retail deposits, certificates of deposit declined from 64.0% at March 31, 2008 to 59.2% at December 31, 2008, but rose to 59.4% at March 31, 2009, while money market savings accounts rose from 17.6% to 22.9% and 23.2% at those respective dates. Since money market savings accounts can be withdrawn at any time, the interest rate paid on those deposits is generally lower than the interest rates paid on certificates of deposit. We believe the shift in the mix of deposits was attributable primarily to the recent turmoil in the financial markets which led a number of depositors to place their funds in more liquid accounts.

●
The average rate paid on retail deposits declined from 3.84% in the 2008 first quarter to 2.80% in the 2008 fourth quarter and 2.65% in the 2009 first quarter. Rates paid are influenced not only by the rate setting initiatives of the FOMC, but also by competitor rates. Depending on liquidity needs and other factors, occasionally competitors offer rates above those offered in the market place.

●
The average balance of borrowings from the FHLB increased from $532.0 million in the 2008 first quarter to $737.3 million in the 2008 fourth quarter and declined to $698.5 million in the 2009 first quarter. The average rate paid on those funds was 4.61%, 3.81% and 3.91% in those respective periods. The rate increase in the most recent quarter resulted from the use of deposit inflow to pay down short-term borrowings with low interest rates. The average rate paid on FHLB borrowings is expected to decline in coming quarters as $84.5 million of borrowings with an average rate of 4.90% will mature in the 2009 second quarter, $54.0 million with an average rate of 5.11% will mature in the 2009 third quarter and $91.5 million with an average rate of 4.09% will mature in the 2009 fourth quarter. Additionally, $26.4 million of brokered deposits with an average rate of 5.37% will mature in the 2009 second quarter.

Auto Loans

The auto loan portfolio amounted to $580.1 million at March 31, 2009 compared to $597.2 million at December 31, 2008 and $591.1 million at March 31, 2008. The decline in the 2009 first quarter resulted from lower loan originations as the auto industry experienced a significant decline in sales. It is anticipated that the auto loan portfolio will shrink further in 2009 due to continuation of a lower than normal level of auto sales.

As a result of tightened underwriting, originations to borrowers with credit scores below 660 declined from 7.9% of loans originated in the 2008 first quarter to 5.1% for the entire 2008 year and 2.8% in the 2009 first quarter. The weighted average borrower credit score for loans originated in those respective periods improved from 745 to 751 and 760. Auto loans delinquent over 30 days declined from $13.1 million, or 2.20% of loans outstanding, at December 31, 2008 to $8.4 million (1.45%) at March 31, 2009.

Auto loan net charge-offs increased from $1,371,000 (or 0.93% of average loans outstanding on an annualized basis) in the 2008 first quarter to $1,868,000 (1.27%) in the 2009 first quarter. The rate of increase was more modest in comparison to the $1,863,000 (1.24%) of net charge-offs in the 2008 fourth quarter. The allowance for auto loan losses increased from $5,837,000 (0.99% of loans outstanding) at March 31, 2008 to $7,937,000 (1.33%) at December 31, 2008 and $8,169,000 (1.41%) at March 31, 2009.

Provision for Credit Losses

The provision for credit losses was $2,801,000 in the 2009 first quarter compared to $2,114,000 in the 2008 first quarter. The provision is comprised of amounts relating to the auto loan portfolio, equipment finance and small business loans originated by Eastern Funding LLC (“Eastern”), the remainder of the Company’s loan portfolio and unfunded commitments.

The provision for auto loan losses was $2,100,000 in the 2009 first quarter compared to $1,546,000 in the 2008 first quarter. These amounts exceeded the net charge-offs in those respective periods. See the preceding subsection, “Auto Loans”, for a discussion of the auto loan portfolio.

The provision for loan losses related to the Eastern loan portfolio was $351,000 in the 2009 first quarter compared to $268,000 in the 2008 first quarter. Net charge-offs in those periods were $287,000 and $220,000, respectively. The annualized rate of net charge-offs equaled 0.77% in the 2009 first quarter compared to 0.70% for the year 2008 and 0.82% for the year 2007. Eastern loans delinquent over 30 days increased from $2,929,000 (1.99% of loans outstanding) at December 31, 2008 to $3,286,000 (2.19%) at March 31, 2009. Eastern loans on watch, restructured loans and non-accrual loans rose from $8,213,000 at December 31, 2008 to $8,261,000 at March 31, 2009. The allowance for Eastern loan losses was $2,641,000 (1.76% of loans outstanding) at March 31, 2009 and $2,577,000 (1.75%) at December 31, 2008. Eastern’s typical customer is a small business owned with limited capital resources who must rely primarily on the cash flow from his or her business to service debt. Such borrowers are less able to cope when economic conditions soften and, accordingly, represent higher risk borrowers. In view of weakened economic conditions, Eastern may experience higher loan charge-offs in the remainder of 2009.

The remainder of the Company’s loan portfolio ($1.38 billion at March 31, 2009) is comprised primarily of commercial and multi-family mortgage loans, residential mortgage loans and commercial loans. This loan portfolio grew $33.9 million in the 2009 first quarter. The provision for loan losses related to the portfolio was $350,000 in the 2009 first quarter and $274,000 in the 2008 first quarter. The provisions were due to loan growth as no mortgage loans or commercial loans were charged off in those respective periods. The allowance for credit losses related to unfunded credit commitments was increased to $1,513,000 at March 31, 2008 by a $26,000 charge to the provision for credit losses. The balance of the allowance remained unchanged in the 2009 first quarter at $1,183,000.

Impairment Loss on Securities

In the 2009 first quarter, the impairment loss on securities of $726,000 resulted from write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Merrill Lynch & Co., Inc. (“Merrill”) of $103,000 and $572,000, respectively, and a $51,000 write-down in the carrying value of a trust preferred security. In the 2008 first quarter, the impairment loss on securities of $1,249,000 resulted from write-downs in the carrying value of perpetual preferred stock issued by FNMA ($773,000) and Merrill ($476,000). The stocks are included in the marketable equity securities portfolio of the Company.

The write-downs in the carrying value of the FNMA perpetual preferred stock were attributable to declines in the market value of the stock resulting from the reporting of significant operating losses over the past several quarters and the placement of FNMA under conservatorship and the control of its regulator, the Federal Housing Finance Agency. At March 31, 2009, the carrying value of the FNMA perpetual stock owned by the Company equaled its market value of $32,000.

Based on the significance of losses reported by Merrill, as well as the effect of the collapse of Bear Stearns & Co., Inc. on the market value of brokerage firms, the carrying value of the Merrill stock owned by the Company was written down in the 2008 first quarter to its market value at March 31, 2008. On September 15, 2008, it was announced that Merrill would be acquired by Bank of America Corporation (“B of A”) in an all stock transaction. The acquisition was completed on January 1, 2009. At that time, the Merrill (now B of A) perpetual preferred stock had an investment grade rating. Subsequent to the closing of the acquisition, both Merrill and B of A reported losses, an agreement was entered into whereby the U.S. Government would provide B of A with $20 billion in additional capital and loss protection on $118 billion in toxic assets and B of A cut its quarterly dividend on its common stock to $0.01 per share. During the 2009 first quarter, rating agencies downgraded the former Merrill perpetual preferred stock to below investment grade. Based on all of these developments, the carrying value of the perpetual preferred stock owned by the Company was written-down to its market value of $360,000 at March 31, 2009.

See note 2 to the consolidated financial statements appearing elsewhere herein and the subsection which follows for information regarding the $51,000 write-down in a trust preferred security included in the corporate obligations owned by the Company at March 31, 2009.

Commentary on Certain Other Investment Securities

Mortgage-backed Securities and Collateralized Mortgage Obligations (“Mortgage Debt Securities”)

At March 31, 2009, debt securities classified as available for sale and held to maturity amounted to $315.4 million and $159,000, respectively. Mortgage debt securities comprised $304.6 million of the available for sale portfolio and all of the held to maturity portfolio. All of the mortgage debt securities owned by the Company at March 31, 2009 were rated “AAA” and were issued by U.S. Government-sponsored enterprises. The estimated fair value of the mortgage debt securities exceeded their amortized cost by $4.9 million at March 31, 2009.

Auction Rate Municipal Obligations

Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days. The amount invested in such obligations was $5.0 million at March 31, 2009 compared to $5.2 million at December 31, 2008 and $13.0 million at December 31, 2007.

The auction rate obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. In the 2008 first quarter, public disclosures indicated that certain third party insurers were experiencing financial difficulties and, therefore, might not be able to meet their guarantee obligations if issuers failed to pay their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auctions. Since then, there has not been an active market for auction rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations was $4,333,000, or $667,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Preferred Trust Securities (“PreTSLs”)

PreTSLs represent an investment instrument comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instrument can be segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At March 31, 2009, we owned two preTSLs, both of which are included in corporate obligations.

The unpaid balance of PreTSL VI was $259,000 at March 31, 2009. One of the issuers, representing 58% of the remainder of the pool, announced in the 2009 first quarter that it will defer regularly scheduled interest payments. Due to the lack of an orderly market for this security, its fair value was determined to be $155,000 at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $104,000 unrealized loss on the security, based on an analysis of projected cash flows, $51,000 was charged to earnings as a credit loss and included in the impairment loss on securities in the 2009 first quarter.

The unpaid balance of PreTSL XXVIII was $982,000 at March 31, 2009 and the estimated fair market value was $647,000 based on factors similar to those used to value the other PreTSL owned at that date. The unrealized loss of $335,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers would have to default before recovery of our investment could be in doubt. Of the 47 financial institution issuers and 11 insurance company issuers comprising the pool, no issuer represents more than 4% of the entire pool. Only four issuers representing approximately 6% of the remaining aggregate investment pool at March 31, 2009 were in default at that date.

Other Corporate Debt Obligations

At March 31, 2009, the aggregate carrying value of other trust preferred securities and corporate debt obligations owned by the Company was $3,349,000 and the aggregate market value was $1,860,000. The aggregate unrealized loss on these securities of $1,489,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Other Operating Highlights

Non-Interest Income. Fees, charges and other income increased slightly from $994,000 in the 2008 first quarter to $1,018,000 in the 2009 first quarter. A decline in deposit account fees and income earned on balances held relating to outstanding checks issued by the Bank was offset by higher loan fees.

Non-Interest Expense. Non-interest expense in the 2009 first quarter was $417,000 (4.0%) higher than in the 2008 first quarter. The increase resulted primarily from the addition of a new branch, the hiring of additional personnel in the retail area, higher FDIC insurance ($392,000), expenses relating to addressing compliance matters outlined in a regulatory Order and higher expenses related to auto repossessions and loan collections. Partially offsetting increased expenses was a $540,000 reduction in the expense for restricted stock awards and dividends on unvested stock and a reduction in core deposit intangible amortization expense.

Provision for Income Taxes. The effective income tax rate rose from 38.9% in the 2008 first quarter to 40.7% in the 2009 first quarter due primarily to a lower level of income emanating from the investment security subsidiaries of the Company. Such income is subject to a lower rate of state income tax than that imposed on bank earnings.

Other Financial Condition Highlights

Retail Deposits. Retail deposits grew $108.5 million (8.2%) in the 2009 first quarter. The increase was primarily in certificates of deposit ($68.1 million) with maturities of six months or less and in money market savings accounts ($30.3 million). We believe part of our deposit growth was due to the recent turmoil in financial markets and problems experienced by some large financial institutions which prompted certain customers to transfer their funds into financial institutions with strong capital. When financial markets and the economy rebound, the Company may experience some outflow of the recently gathered deposits.

Borrowed Funds. Borrowings from the FHLB declined from $737.4 million at December 31, 2008 to $648.8 million as most of the funds obtained from deposit growth were used to pay down borrowings.

Stockholders’ Equity. Stockholders’ equity declined from $493.9 million at December 31, 2008 to $484.3 million as the regular quarterly dividend of $0.085 per share and the extra dividend of $0.20 per share exceeded earnings for the 2009 first quarter and proceeds from the exercise of stock options.

Decision on Future Dividend Payments

As part of its deliberation in approving the regular quarterly dividend of $0.085 per share to be paid on May 15, 2009, the Board of Directors decided that it would discontinue payments of semi-annual dividends of $0.20 per share, the next payment of which would have been scheduled to occur in August 2009. Since August 2003, the Company returned excess capital to stockholders of over $143 million through payment of semi-annual dividends which equaled $2.40 per share in the aggregate. The Board concluded that stockholders would be better served by preservation of capital to support growth of the Company and to take advantage of opportunities that might arise during this period of economic uncertainty. At March 31, 2009, the tangible capital equity ratio of the Company was 16.96%.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

March 31, 2009		December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,161	$632
Commercial real estate	2,318	2,318
Commercial loans - Eastern	3,334	2,641
Indirect automobile loans	177	468
Total non-accrual loans	6,990	6,059
Repossessed vehicles	1,171	1,274
Repossessed equipment	846	762
Other real estate owned	100	100
Total non-performing assets	$9,107	$8,195

Restructured loans	$3,381	$3,358

Allowance for loan losses	$28,943	$28,296

Allowance for loan losses as a percent of total loans	1.36%	1.34%
Non-accrual loans as a percent of total loans	0.33%	0.29%
Non-performing assets as a percent of total assets	0.35%	0.31%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. All of the restructured loans at March 31, 2009 and December 31, 2008 were loans originated by Eastern.

In addition to identifying non-performing loans, the Company identifies loans that are categorized as “impaired” pursuant to U.S. generally accepted accounting principles. Impaired loans, which included all of the loans on non-accrual and some restructured loans, amounted to $7,020,000 and $6,871,000 at March 31, 2009 and December 31, 2008, respectively. Specific reserves of $946,000 and $902,000 existed on impaired loans at those respective dates.

Non-accrual loans at March 31, 2009 included residential mortgage loans to five borrowers and two commercial mortgage loans to one borrower. Due to the weakening economy, disposition of one of the commercial mortgage loans and one of the residential mortgage loans could take some time and result in a loss. Specific reserves have been established for the potential loss exposure on those loans. See the subsections “Auto Loans” and “Provision for Credit Losses” appearing elsewhere herein for information about delinquencies and net charge-offs relating to the Eastern and auto loan portfolios.

At March 31, 2009, there were loans of $16.4 million classified Special Mention, $6.1 million classified Substandard and $1.0 million classified Doubtful. There were specific reserves of $764,000 on such loans. At December 31, 2008, there were loans of $14.0 million classified Special Mention, $5.6 million classified Substandard and $1.0 million classified Doubtful. There were specific reserves of $902,000 on such loans. The increase in loans classified Special Mention is attributable to a $3.9 million construction loan encountering slowness of unit sales. The loan is supported by a strong guarantor. Deterioration in local economic conditions could cause some of the Company’s borrowers to experience difficulty in meeting their loan obligations, resulting in a higher level of non-performing loans in the future.

Non-performing assets include other real estate owned resulting from foreclosures of properties securing mortgage loans or acceptance of a deed in lieu of foreclosure, repossessed vehicles resulting from non-payment of amounts due on auto loans and repossessed equipment resulting from non-payment of amounts due on Eastern loans. Other real estate owned and repossessed vehicles and equipment are recorded at estimated fair value less costs to sell.

The reduction in repossessed vehicles resulted from auction sales. Repossessed equipment increased as a result of more Eastern borrowers not making their loan payments. The inventory of repossessed vehicles and equipment could rise if the economy continues to weaken and auto and Eastern borrowers experience further difficulties in meeting their loan payment obligations.

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

At March 31, 2009, interest-earning assets maturing or repricing within one year amounted to $1.046 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.442 billion, resulting in a cumulative one year negative gap position of $396 million, or 15.1% of total assets. At December 31, 2008, the Company had a negative one year cumulative gap position of $336 million, or 12.9% of total assets. The change in the cumulative one year gap position from the end of 2008 resulted primarily from a $107 million increase in short-term retail certificates of deposit outstanding at March 31, 2009 compared to December 31, 2008.

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

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Growth during the remainder of 2009 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2009 amounted to $648.8 million and the Company had the capacity to increase that amount to $916.7 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2009, such assets amounted to $92.3 million, or 3.5% of total assets.

At March 31, 2009, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $412.8 million, or 16.2% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Regulatory Order

As reported in a Form 8-K filed by the Company on February 20, 2009, which is incorporated by reference herein in its entirety, the Bank and Eastern stipulated and consented to a Cease and Desist Order (the “Order”) issued by the Office of Thrift Supervision (the “OTS”) which became effective February 20, 2009. The Order was issued as a result of findings identified in the course of a regular examination of the Bank relating to non-compliance by Eastern and the indirect auto lending department of the Bank with certain laws and regulations, including the Bank Secrecy Act, Anti-Money Laundering and Office of Foreign Control Compliance Programs. The Bank has responded to the OTS indicating the actions taken to address the matters specified in the Order.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 17 through 19 of the Company’s Annual Report incorporated by reference in Part II item 7A of Form 10-K for the fiscal year ending December 31, 2008.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered, denying liability and opposing Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an award of damages in the amount of $2,928 to her individually. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. On February 23, 2009, the Plaintiff filed a notice of appeal.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)             Not applicable.

b)             Not applicable.

c)             The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

January 1 through March 31, 2009	-	$-	2,195,590	4,804,410

(1)	On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2009, 2,195,590 shares authorized under this program had been repurchased. At March 31, 2009, 304,410 shares authorized under this program remained available for repurchase.

(2)
On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At March 31, 2009, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)
On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At March 31, 2009, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

BROOKLINE BANCORP, INC.

Date: May 5, 2009	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: May 5, 2009	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer