Form 10-Q
period 2009-06-30
BROOKLINE BANCORP INC
filed 2009-08-03
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of July 31, 2009, the number of shares of common stock, par value $0.01 per share outstanding was 59,030,686.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$18,363	$22,270
Short-term investments	98,364	99,082
Securities available for sale	286,744	292,339
Securities held to maturity (market value of $146 and $171, respectively)	135	161
Restricted equity securities	36,335	36,335
Loans	2,146,311	2,105,551
Allowance for loan losses	(29,373)	(28,296)
Net loans	2,116,938	2,077,255
Accrued interest receivable	8,844	8,835
Bank premises and equipment, net	10,309	10,218
Deferred tax asset	10,686	13,328
Prepaid income taxes	2,587	193
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $9,113 and $8,369, respectively	3,839	4,583
Other assets	4,728	5,165
Total assets	$2,641,113	$2,613,005

LIABILITIES AND EQUITY
Retail deposits	$1,500,959	$1,327,844
Brokered deposits	—	26,381
Borrowed funds	628,768	737,418
Mortgagors’ escrow accounts	5,846	5,655
Accrued expenses and other liabilities	18,165	20,040
Total liabilities	2,153,738	2,117,338

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,404,419 shares and 63,746,942 shares issued, respectively	644	637
Additional paid-in capital	523,140	518,712
Retained earnings, partially restricted	24,299	38,092
Accumulated other comprehensive income	2,378	1,385
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP - 497,681 shares and 522,761 shares, respectively	(2,713)	(2,850)
Total Brookline Bancorp, Inc. stockholders’ equity	485,641	493,869
Noncontrolling interest in subsidiary	1,734	1,798
Total equity	487,375	495,667

Total liabilities and equity	$2,641,113	$2,613,005

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)
Interest income:
Loans	$33,308	$30,852	$64,862	$61,806
Debt securities	2,845	3,740	5,920	7,156
Marketable equity securities	21	55	43	123
Restricted equity securities	2	326	4	733
Short-term investments	46	405	248	1,411
Total interest income	36,222	35,378	71,077	71,229

Interest expense:
Retail deposits	8,180	10,163	16,760	21,676
Brokered deposits	75	569	424	1,480
Borrowed funds	6,151	6,600	12,970	12,803
Subordinated debt	—	—	—	65
Total interest expense	14,406	17,332	30,154	36,024

Net interest income	21,816	18,046	40,923	35,205
Provision for credit losses	1,876	2,579	4,677	4,693
Net interest income after provision for credit losses	19,940	15,467	36,246	30,512

Non-interest income:
Fees, charges and other income	887	1,123	1,904	2,117
Penalty from prepayment of borrowed funds	(582)	—	(582)	—
Gain on sales of securities	346	—	346	—
Loss on impairment of securities	—	—	(779)	(1,249)
Less non-credit loss on impairment of securities	—	—	53	—
Total non-interest income	651	1,123	942	868

Non-interest expense:
Compensation and employee benefits	5,294	5,210	10,260	10,558
Occupancy	1,094	905	2,139	1,839
Equipment and data processing	1,870	1,701	3,628	3,404
Professional services	576	519	1,221	1,005
FDIC insurance	1,573	37	2,003	75
Advertising and marketing	286	203	417	337
Amortization of identified intangible assets	372	438	744	876
Other	1,478	1,422	2,851	2,644
Total non-interest expense	12,543	10,435	23,263	20,738

Income before income taxes	8,048	6,155	13,925	10,642
Provision for income taxes	3,245	2,366	5,639	4,073
Net income	4,803	3,789	8,286	6,569
Less net income attributable to noncontrolling interest in subsidiary	125	115	165	200
Net income attributable to Brookline Bancorp, Inc.	$4,678	$3,674	$8,121	$6,369

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.08	$0.06	$0.14	$0.11
Diluted	0.08	0.06	0.14	0.11

Weighted average common shares outstanding during the period:
Basic	58,491,808	57,571,596	58,207,192	57,530,047
Diluted	58,495,557	57,821,388	58,275,742	57,792,627

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)

Net income	$4,803	$3,789	$8,286	$6,569

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit loss on impairment of securities	1,233	(3,772)	1,235	(2,148)
Non-credit gain (loss) on impairment of securities	19	—	(57)	—
Net unrealized securities holding gains (losses) before income taxes	1,252	(3,772)	1,178	(2,148)
Income tax (expense) benefit	(455)	1,409	(427)	837
Net unrealized securities holding gains (losses)	797	(2,363)	751	(1,311)

Adjustment of accumulated obligation for postretirement benefits	(7)	(7)	(15)	(7)
Income tax benefit	4	3	7	3
Net adjustment of accumulated obligation for postretirement benefits	(3)	(4)	(8)	(4)

Net unrealized holding gains (losses)	794	(2,367)	743	(1,315)

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	346	—	346	—
Impairment loss on securities	—	—	(726)	(1,249)
Income tax (expense) benefit	(124)	—	130	448
Net securities gains (losses) included in net income	222	—	(250)	(801)

Net other comprehensive income (loss)	572	(2,367)	993	(514)

Comprehensive income	5,375	1,422	9,279	6,055

Net income attributable to noncontrolling interest in subsidiary	(125)	(115)	(165)	(200)

Comprehensive income attributable to Brookline Bancorp, Inc.	$5,250	$1,307	$9,114	$5,855

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708	$1,697	$520,405
Net income attributable to Brookline Bancorp, Inc.	—	—	6,369	—	—	—	6,369	—	6,369
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	200	200
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(268)	(268)
Other comprehensive income	—	—	—	(514)	—	—	(514)		(514)
Common stock dividends of $0.37 per share	—	—	(21,279)	—	—	—	(21,279)	—	(21,279)
Payment of dividend equivalent rights	—	—	(532)	—	—	—	(532)	—	(532)
Exercise of stock options (613,414 shares)	4	1,167	—	—	—	—	1,171	—	1,171
Reload stock options granted (193,163 options)	—	97	—	—	—	—	97	—	97
Treasury stock purchases (40,100 shares)	—	—	—	—	(372)	—	(372)	—	(372)
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	866	—	—	—	—	866	—	866
Compensation under recognition and retention plans	—	1,063	—	—	—	—	1,063	—	1,063
Common stock held by ESOP committed to be released (26,106 shares)	—	126	—	—	—	142	268	—	268
Balance at June 30, 2008	$637	$517,268	$53,433	$(393)	$(62,107)	$(2,993)	$505,845	$1,629	$507,474

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Six Months Ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667
Net income attributable to Brookline Bancorp, Inc.	—	—	8,121	—	—	—	8,121	—	8,121
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	165	165
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(229)	(229)
Other comprehensive income	—	—	—	993	—	—	993		993
Common stock dividends of $0.37 per share	—	—	(21,479)	—	—	—	(21,479)	—	(21,479)
Payment of dividend equivalent rights	—	—	(435)	—	—	—	(435)	—	(435)
Exercise of stock options (1,249,542 shares)	6	3,094	—	—	—	—	3,100	—	3,100
Reload stock options granted (600,954 options)	1	125	—	—	—	—	126	—	126
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,031	—	—	—	—	1,031	—	1,031
Compensation under recognition and retention plans	—	76	—	—	—	—	76	—	76
Common stock held by ESOP committed to be released (25,080 shares)	—	102	—	—	—	137	239	—	239
Balance at June 30, 2009	$644	$523,140	$24,299	$2,378	$(62,107)	$(2,713)	$485,641	$1,734	$487,375

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$8,121	$6,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,677	4,693
Compensation under recognition and retention plans	76	1,063
Release of ESOP shares	239	268
Depreciation and amortization	792	664
Net amortization (accretion) of securities premiums and discounts	256	(382)
Amortization of deferred loan origination costs	4,714	5,361
Amortization of identified intangible assets	744	876
Accretion of acquisition fair value adjustments	(1,673)	(227)
Amortization of mortgage servicing rights	21	10
Impairment loss on securities	726	1,249
Gain on sales of securities	(346)	—
Write-down of other real estate owned	—	67
Net income attributable to noncontrolling interest in subsidiary	165	200
(Increase) decrease in:
Accrued interest receivable	(9)	724
Prepaid income taxes	(2,394)	1,552
Deferred tax assets	2,092	(1,709)
Other assets	416	977
Decrease in accrued expenses and other liabilities	(1,890)	(20)
Net cash provided from operating activities	16,727	21,735

Cash flows from investing activities:
Proceeds from sales of securities available for sale	26,632	7,450
Proceeds from redemptions and maturities of securities available for sale	72,423	65,993
Proceeds from redemptions and maturities of securities held to maturity	26	23
Purchase of securities available for sale	(92,505)	(107,150)
Purchase of Federal Home Loan Bank of Boston stock	—	(4,495)
Net increase in loans	(47,417)	(100,994)
Purchase of bank premises and equipment	(915)	(1,140)
Net cash used for investing activities	(41,756)	(140,313)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Six months ended June 30,
	2009	2008
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$96,737	$29,024
Increase in retail certificates of deposit	76,378	2,754
Decrease in brokered certificates of deposit	(26,381)	(40,857)
Proceeds from Federal Home Loan Bank of Boston advances	6,972,240	540,940
Repayment of Federal Home Loan Bank of Boston advances	(7,080,875)	(436,141)
Repayment of subordinated debt	—	(7,000)
Increase in mortgagors’ escrow accounts	191	427
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	1,031	866
Proceeds from exercise of stock options	3,100	1,171
Reload stock options granted	126	97
Purchase of treasury stock	—	(372)
Payment of dividends on common stock	(21,479)	(21,279)
Payment of dividend equivalent rights	(435)	(532)
Payment of dividend to owners of noncontrolling interest in subsidiary	(229)	(268)
Net cash provided from financing activities	20,404	68,830

Net decrease in cash and cash equivalents	(4,625)	(49,748)
Cash and cash equivalents at beginning of period	121,352	153,624
Cash and cash equivalents at end of period	$116,727	$103,876

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$31,035	$36,462
Income taxes	4,913	3,355

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(1)                     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiary, BBS Investment Corporation, and its 85.6% (86.0% at December 31, 2008) owned subsidiary, Eastern Funding LLC (“Eastern”).

In preparing these consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of investment securities.

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment in Debt Securities. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which became effective for interim and annual periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see Fair Value Measurements below) was adopted at the same time. The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”), which provides a framework for measuring fair value under U.S. generally accepted accounting principles. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

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

Six Months Ended June 30, 2009 and 2008

(Unaudited)

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

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which became effective for interim and annual periods ending after June 15, 2009, required early adoption for periods ending after March 15, 2009 if a company elected to adopt early FSP FAS 115-1 and FAS 124-2 (see Other-Than-Temporary Impairment in Debt Securities above). The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which became effective for interim reporting periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, only if a company also elected to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the period ended March 31, 2009.

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

Intangible Assets. In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141 R”), “Business Combinations”, and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company adopted FSP FAS 142-3 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Earnings Per Share. In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-01  “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-01”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share” (“SFAS 128”).

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

Subsequent Events. On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 3, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Accounting for Transfer of Financial Assets. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect adoption of this Statement will have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.

Variable Interest Entities. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendment to FASB Interpretation No. 46 (R)” (“SFAS 167”). SFAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect adoption of this Statement will have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(2)                      Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,002	$71	$—	$3,073
Municipal obligations	750	18	—	768
Auction rate municipal obligations	5,000	—	667	4,333
Corporate obligations	31,138	20	1,231	29,927
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	59,969	1,064	—	61,033
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	182,707	3,540	107	186,140
Total debt securities	282,566	4,713	2,005	285,274
Marketable equity securities	826	701	57	1,470
Total securities available for sale	$283,392	$5,414	$2,062	$286,744

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$135	$11	$—	$146

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,003	$86	$—	$3,089
Municipal obligations	750	2	—	752
Auction rate municipal obligations	5,200	—	683	4,517
Corporate obligations	4,594	—	1,166	3,428
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	100,614	1,019	—	101,633
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	174,884	2,932	73	177,743
Total debt securities	289,045	4,039	1,922	291,162
Marketable equity securities	1,501	98	422	1,177
Total securities available for sale	$290,546	$4,137	$2,344	$292,339

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$161	$10	$—	$171

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

The maturities of the investments in debt securities at June 30, 2009 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$—	$—
After 1 year through 5 years	102,354	103,454
After 5 years through 10 years	112,664	114,676
Over 10 years	67,548	67,144
	$282,566	$285,274

	Held to maturity
	Amortized	Estimated
	cost	fair value

Over 10 years	$135	$146

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at June 30, 2009, however, are expected to be much shorter due to anticipated payments.

Investment securities at June 30, 2009 and December 31, 2008 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	4,333	667	—	—	4,333	667
Corporate obligations:
With other-than-temporary impairment loss	—	—	174	34	174	34
Without other-than-temporary impairment loss	17,410	364	1,595	833	19,005	1,197
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	20,925	107	—	—	20,925	107
Total debt securities	42,668	1,138	1,769	867	44,437	2,005
Marketable equity securities	126	8	150	49	276	57
Total temporarily impaired securities	$42,794	$1,146	$1,919	$916	44,713	2,062

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	4,517	683	—	—	4,517	683
Corporate obligations	1,103	297	1,825	869	2,928	1,166
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	15,982	73	—	—	15,982	73
Total debt securities	21,602	1,053	1,825	869	23,427	1,922
Marketable equity securities	688	380	155	42	843	422
Total temporarily impaired securities	$22,290	$1,433	$1,980	$911	$24,270	$2,344

At June 30, 2009, the Company does not intend to sell the corporate obligation with an other-than-temporary loss at that date and it is not likely that it will be required to sell that debt security before the anticipated recovery of its remaining amortized cost. The unrealized losses on auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade. The unrealized loss on mortgage-backed securities related primarily to acquisition premiums to be amortized over the estimated remaining life of the securities. The unrealized loss on marketable equity securities at June 30, 2009, which related to common stock of a financial institution and a utility company owned by the Company, was considered to be immaterial to the Company’s consolidated financial statements as of and for the six months ended June 30, 2009.

At June 30, 2009, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions with a remaining unpaid balance of $259. One of the issuers, representing 61% of the pool, announced that it will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $174 at June 30, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $85 unrealized loss on the security, based on an analysis of projected cash flows, $51 was charged to earnings in the first quarter of 2009 as a credit loss and $34 was recognized in other comprehensive income in the six months ended June 30, 2009.

No impairment losses on securities were charged to earnings in the three months ended June 30, 2009 and 2008. Impairment losses on securities charged to earnings in the three months ended March 31, 2009 and 2008 were $726 and $1,249, respectively. In addition to the $51 credit loss on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association ($103 and $773, respectively) and Merrill Lynch & Co., Inc. (now Bank of America Corporation) ($572 and $476, respectively). After the write-downs, the aggregate carrying value of these perpetual preferred stocks included in marketable equity securities was $392 at June 30, 2009 and their estimated fair value was $592 at that date.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

	Three months	Six months
	ended	ended
	June 30, 2009	June 30, 2009

Beginning balance	$51	$—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	—	51
Balance of the amount related to credit losses on debt securities held at June 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$51	$51

(3)                      Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:

	June 30,	December 31,
	2009	2008

Federal Home Loan Bank of Boston stock	$35,961	$35,961
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	121	121
	$36,335	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3.0% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. Effective December 31, 2008, the FHLB placed a moratorium on all excess stock repurchases. At June 30, 2009, the Company’s investment in FHLB stock exceeded its required investment by $8,762.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. On December 14, 2008, the board of directors of the FHLB adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more that 50% of quarterly earnings in the event that the retained earnings target exceeds the FHLB’s current level of retained earnings, although the board of directors of the FHLB retains full discretion over the amount, if any, and timing of any dividend payout, subject to this payout restriction. The FHLB’s retained earnings target is $600 million. At March 31, 2009, the FHLB’s retained earnings was $245.9 million and accumulated other comprehensive losses were $1.26 billion.

On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility. It suspended payment of its quarterly dividend and extended the moratorium on excess stock repurchases. The estimated fair value of private-label mortgage-backed securities owned by the FHLB at March 31, 2009 was $784 million less than the $2.9 billion carrying value of the securities. In the future, if unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than par value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

The Company had no dividend income on its FHLB stock in the first half of 2009 and it is unlikely that it will have any dividend income on its FHLB stock in the second half of 2009. In 2008, the Company had dividend income of $1,221, $729 of which was recognized in the six months ended June 30, 2008.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(4)                                 Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2009	2008
Mortgage loans:
One-to-four family	$351,203	$362,722
Multi-family	398,670	351,038
Commercial real estate	501,433	489,203
Construction and development	35,156	37,193
Home equity	48,171	42,118
Total mortgage loans	1,334,633	1,282,274
Indirect automobile loans	573,281	597,230
Commercial loans - Eastern	153,627	147,427
Other commercial loans	185,680	178,887
Other consumer loans	4,113	3,979
Total gross loans	2,251,334	2,209,797
Unadvanced funds on loans	(121,670)	(121,709)
Deferred loan origination costs:
Indirect automobile loans	14,222	15,349
Commercial loans - Eastern	866	752
Other	1,559	1,362
Total loans	$2,146,311	$2,105,551

(5)                                 Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six month ended June 30,
	2009	2008

Balance at beginning of period	$28,296	$24,445
Provision for loan losses	4,677	4,667
Charge-offs	(4,069)	(3,865)
Recoveries	469	475
Balance at end of period	$29,373	$25,722

During the six months ended June 30, 2009 and 2008, the liability for unfunded credit commitments was increased by charges to the provision for credit losses of none and $26, respectively. Such liability, which is included in other liabilities, was $1,183 at June 30, 2009 and at December 31, 2008.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(6)                                 Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2009	2008

Demand checking accounts	$80,172	$67,769
NOW accounts	94,635	86,607
Savings accounts	72,360	67,473
Guaranteed savings accounts	19,436	16,686
Money market savings accounts	372,186	303,517
Retail certificate of deposit accounts	862,170	785,792
Total retail deposits	1,500,959	1,327,844
Brokered certificates of deposit	—	26,381
Total deposits	$1,500,959	$1,354,225

(7)                                 Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at June 30, 2009 was comprised of (a) unrealized gains of $2,156 (net of income taxes) on securities available for sale after recognition of an unrealized loss of $22 (net of income taxes) related to a corporate obligation included in available for sale securities for which a portion of an other-than-temporary impairment loss was recognized in earnings and (b) an unrealized gain of $222 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2008 was comprised of an unrealized gain of $1,155 (net of income taxes) on securities available for sale and an unrealized gain of $230 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At June 30, 2009 and December 31, 2008, the resulting net income tax liability, amounted to $1,355 and $805, respectively.

(8)                                 Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At June 30, 2009, the Company had outstanding commitments to originate loans of $55,975, $8,893 of which were one-to-four family mortgage loans, $18,663 were commercial real estate mortgage loans, $5,229 were multi-family mortgage loans and $23,190 were commercial loans. Unused lines of credit available to customers were $55,968, of which $50,191 were equity lines of credit.

Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered, denying liability and opposing Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an individual award of statutory damages. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. Plaintiff has appealed both the denial of class certification and the award of summary judgment in favor of the Bank. The appeal is in the process of being briefed and there can be no assurance as to the outcome of the litigation. A judgment not in favor of the Bank could have a material adverse effect on the Company’s consolidated financial statements in the period in which any awarded damages would have to be recognized.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

(9)                                 Dividend Declaration

On July 16, 2009, the Board of Directors of the Company approved a regular quarterly dividend of $0.085 per share payable August 17, 2009 to stockholders of record on July 31, 2009.

(10)                          Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plans

The Company has a recognition and retention plan, the “2003 RRP”. A prior plan, the “1999 RRP”, terminated on April 19, 2009. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009. As of that date, no shares remained available for award under that plan. On March 16, 2009, 8,889 shares were awarded under the 2003 RRP which will vest on March 16, 2010. Another 5,840 shares previously awarded under the 2003 RRP will vest on October 16, 2009.

Total expense for the RRP plans amounted to $41, $529, $76 and $1,063 for the three months and six months ended June 30, 2009 and 2008, respectively. The compensation cost of non-vested RRP shares at June 30, 2009 is expected to be charged to expense as follows: $68 during the six month period ended December 31, 2009 and $17 during the year ended December 31, 2010.  As of June 30, 2009, the number of shares available for award under the 2003 RRP was 128,831 shares.

Stock Option Plans

The Company has a stock option plan, the “2003 Option Plan”. A prior plan, the “1999 Option Plan”, terminated on April 19, 2009. Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. On March 16, 2009, 72,512 options were awarded under the 2003 Option Plan, of which half vested immediately and half will vest on March 16, 2010.

Total expense for the stock option plans amounted to $1, $13, $126 and $97 for the three months and six months ended June 30, 2009 and 2008, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

Activity under the Company’s stock option plans for the six months ended June 30, 2009 was as follows:

Options outstanding at January 1, 2009		2,249,961
Options exercised at:
$ 4.944 per option	627,135
$ 9.47 per option	130,518
$ 9.65 per option	128,085
$ 9.90 per option	124,852
$ 9.95 per option	37,267
$ 9.99 per option	123,729
$ 10.05 per option	25,378
$ 10.36 per option	52,578
Total options exercised		(1,249,542)
Reload options granted at:
$ 9.65 per option	128,085
$ 9.90 per option	124,852
$ 9.99 per option	123,729
$ 10.70 per option	201,815
$ 11.00 per option	22,473
Total reload options granted		600,954
Options awarded at $9.00 per option		72,512
Reload options not exercised at their expiration date of April 19, 2009 (exercise prices from $10.69 to $11.00 per option)		(327,373)
Options outstanding at June 30, 2009		1,346,512

Exercisable as of June 30, 2009 at:
$ 9.00 per option		36,256
$ 12.91 per option		2,000
$ 15.02 per option		1,269,000
Total exercisable options at June 30, 2009		1,307,256

The following information is based on options outstanding and exercisable at June 30, 2009:

	Outstanding	Exercisable

Aggregate intrinsic value of options	$23	$12

Weighted average exercise price per option	$14.69	$14.85

Weighted average remaining contractual life in years at end of period	4.8	4.6

As of June 30, 2009, the number of options available for award under the Company’s 2003 Stock Option Plan was 1,153,488 options.

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at June 30, 2009 and December 31, 2008, which was $3,377 and $3,502, respectively, is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

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

At June 30, 2009, the ESOP held 497,681 unallocated shares at an aggregate cost of $2,713; the market value of such shares at that date was $4,638. For the six months ended June 30, 2009 and 2008, $239 and $268, respectively, was charged to compensation expense based on the commitment to release to eligible employees 25,080 shares and 26,106 shares in those respective periods.

(11)                          Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$15	$17	$30	$35
Interest cost	13	12	26	25
Prior service cost	(6)	(7)	(12)	(13)
Actuarial gain	(3)	(6)	(6)	(7)
Net periodic benefit costs	$19	$16	$38	$40

Benefits paid amounted to $5 and $8 for the six months ended June 30, 2009 and 2008, respectively.

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

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the six months ended June 30, 2009. During the first half of 2008, 40,100 shares of the Company’s common stock were repurchased at an average cost of $9.29, exclusive of transaction costs.

As of June 30, 2009, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

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

(13)                          Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$18,363	$18,363	$22,270	$22,270
Short-term investments	98,364	98,364	99,082	99,082
Securities	323,214	323,225	328,835	328,845
Loans, net	2,116,938	2,130,859	2,077,255	2,104,496
Accrued interest receivable	8,844	8,844	8,835	8,835
Financial liabilities:
Demand, NOW, savings and money market savings deposits	638,789	638,789	542,052	542,052
Retail certificates of deposit	862,170	868,181	785,792	790,905
Brokered certificates of deposit	—	—	26,381	26,605
Borrowed funds	628,768	630,451	737,418	745,954

The following table presents the balances of certain assets reported at fair value as of June 30, 2009:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale	$1,470	$279,497	$5,777	$286,744

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$2,241	$—	$2,241

The securities comprising the balance in the level 1 column are marketable equity securities. The securities comprising the balance in the level 2 column are debt and mortgage-backed securities issued by U.S. Government-sponsored enterprises, municipal obligations and corporate obligations except for those securities, as noted below, in the level 3 column. See note 2 for additional information.

The securities comprising the balance in the level 3 column included $5,000 of auction rate municipal obligations, $1,187 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $4,333 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $944. In the judgment of management, the fair value of the trust preferred obligation was considered to approximate its carrying value because it was deemed to be fully collectible and the rate paid on the security was higher than rates paid on securities with similar maturities.

Between April 1 and June 30, 2009, the fair value of securities available for sale using significant unobservable inputs (level 3) increased by $142 as a result of an increase in the estimated fair value of the pools of trust preferred obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2009 and 2008

(Unaudited)

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and six months ended June 30, 2009 and 2008.

Operating Highlights

	Three months ended			Six months ended
	June 30,			June 30,
	2009		2008	2009		2008
	(In thousands except per share amounts)

Net interest income	$21,816		$18,046	$40,923		$35,205
Provision for credit losses	1,876		2,579	4,677		4,693
Fees, charges and other income	887		1,123	1,904		2,117
Gain on sales of securities	346		—	346		—
Impairment loss on securities	—		—	(726)		(1,249)
Penalty from prepayment of borrowed funds	(582)		—	(582)		—
FDIC insurance expense	1,573		37	2,003		75
Other non-interest expenses	10,970		10,398	21,260		20,663
Income before income taxes and minority interest	8,048		6,155	13,925		10,642
Provision for income taxes	3,245		2,366	5,639		4,073
Net income attributable to noncontrolling interest in subsidiary	125		115	165		200
Net income attributable to Brookline Bancorp, Inc.	4,678		3,674	8,121		6,369

Basic earnings per common share	$0.08		$0.06	$0.14		$0.11
Diluted earnings per common share	0.08		0.06	0.14		0.11

Interest rate spread	2.85	%(A)	2.21%	2.61	%(A)	2.12%
Net interest margin	3.41	%(A)	3.03%	3.21	%(A)	2.99%

(A)      Excluding interest income of $1,614 due to the payoff of a loan on which there was unaccreted discount, interest rate spread and net interest margin would have been 2.60% and 3.16%, respectively, in the three months ended June 30, 2009 and 2008, and 2.49% and 3.08%, respectively, in the six months ended June 30, 2009 and 2008.

Financial Condition Highlights

	At	At	At
	June 30,	December 31,	June 30,
	2009	2008	2008
	(In thousands)

Total assets	$2,641,113	$2,613,005	$2,494,616
Loans	2,146,311	2,105,551	1,983,313
Retail deposits	1,500,959	1,327,844	1,282,114
Brokered deposits	—	26,381	27,047
Borrowed funds	628,768	737,418	652,798
Brookline Bancorp, Inc. stockholders’ equity	485,641	493,869	505,845
Stockholders’ equity to total assets	18.39%	18.90%	20.28%

Allowance for loan losses	$29,373	$28,296	$25,722
Non-performing assets	8,799	8,195	6,939

Operating and financial condition highlights included the following:

•                  Improvement in net interest margin in both the 2009 second quarter and six month periods

•                  $173.1 million (13.0%) of deposit growth (excluding brokered certificates of deposit) in the first half of 2009, $64.6 million of which occurred in the 2009 second quarter

•                  Reduced provisions for loan losses, especially in the 2009 second quarter, due primarily to a significant decline in indirect automobile (“auto”) loan net charge-offs

•                  Receipt of $1,614,000 of income in the 2009 second quarter resulting from full payment of a loan on which there was unaccreted discount

•                  An FDIC insurance special assessment of $1,102,000 charged to expense in the 2009 second quarter

•                  A $346,000 gain on the sale of mortgage-backed securities in the 2009 second quarter

•                  Recognition of impairment losses on securities, net of non-credit losses, in the first quarters of 2009 and 2008 of $726,000 and $1,249,000, respectively

•                  A $582,000 penalty from prepayment of $13.5 million of borrowings from the Federal Home Loan Bank of Boston (“FHLB”), with a weighted average interest rate of 4.95%, charged to earnings in the 2009 second quarter

•                  No dividend income on FHLB stock in the first half of 2009 compared to $729,000 of dividend income in the first half of 2008

•                  Foregone interest income of $335,000 in the first half of 2009 due to a $22.5 million reduction in the average balance of stockholders’ equity resulting from the payment of semi-annual extra dividends

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and six months ended June 30, 2009 and 2008. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2009			2008
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$82,174	$46	0.22%	$73,119	$405	2.22%
Debt securities (2)	303,971	2,853	3.75	328,553	3,797	4.62
Equity securities (2)	37,402	31	0.33	34,009	402	4.74
Mortgage loans (3) (4)	1,221,807	18,518	6.06	1,051,557	15,594	5.93
Home equity loans (3)	46,087	423	3.68	36,291	438	4.84
Commercial loans - Eastern (3)	151,810	3,416	9.00	144,326	3,536	9.80
Other commercial loans (3)	118,580	1,380	4.66	109,966	1,511	5.50
Indirect automobile loans (3)	592,392	9,518	6.44	609,887	9,715	6.39
Other consumer loans (3)	3,882	53	5.46	3,924	58	5.91
Total interest-earning assets (4)	2,558,105	36,238	5.67%	2,391,632	35,456	5.93%
Allowance for loan losses	(28,901)			(24,892)
Non-interest earning assets	101,912			99,772
Total assets	$2,631,116			$2,466,512

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$90,872	43	0.19%	$88,338	61	0.28%
Savings accounts	90,778	233	1.03	90,768	300	1.33
Money market savings accounts	348,590	1,429	1.64	226,999	1,205	2.13
Retail certificates of deposit	856,276	6,475	3.03	816,158	8,597	4.22
Total retail deposits	1,386,516	8,180	2.37	1,222,263	10,163	3.34
Brokered certificates of deposit	5,627	75	5.35	42,275	569	5.40
Total deposits	1,392,143	8,255	2.38	1,264,538	10,732	3.40
Borrowed funds	654,478	6,151	3.72	602,133	6,600	4.34
Total interest-bearing liabilities	2,046,621	14,406	2.82%	1,866,671	17,332	3.72%
Non-interest-bearing demand checking accounts	73,366			68,077
Other liabilities	23,921			23,523
Total liabilities	2,143,908			1,958,271
Brookline Bancorp, Inc. stockholders’ equity	485,521			506,606
Noncontrolling interest in subsidiary	1,687			1,635
Total liabilities and equity	$2,631,116			$2,466,512
Net interest income (tax equivalent basis)/interest rate spread (4) (5)		21,832	2.85%		18,124	2.21%
Less adjustment of tax exempt income		16			78
Net interest income		$21,816			$18,046
Net interest margin (4) (6)			3.41%			3.03%

(1)   Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.

(2)   Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)   Loans on non-accrual status are included in average balances.

(4)   In the 2009 period, interest income includes $1,614 due to the payoff of a loan on which there was unaccreted discount.  Excluding this income, the yield on mortgage loans and interest-earning assets would have been 5.53% and 5.42%, respectively.  Interest rate spread and net interest margin would have been 2.60% and 3.16%, respectively

(5)          Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2009			2008
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$91,404	$248	0.55%	$92,176	$1,411	3.07%
Debt securities (2)	295,671	5,938	4.02	308,196	7,302	4.74
Equity securities (2)	37,349	64	0.34	33,122	902	5.46
Mortgage loans (3) (4)	1,209,660	35,310	5.84	1,031,832	31,167	6.04
Home equity loans (3)	44,637	814	3.68	35,576	960	5.41
Commercial loans - Eastern (3)	150,562	6,828	9.07	143,307	7,043	9.83
Other commercial loans (3)	117,532	2,682	4.59	107,733	3,112	5.78
Indirect automobile loans (3)	598,607	19,118	6.44	607,641	19,397	6.40
Other consumer loans (3)	3,823	110	5.75	3,797	127	6.69
Total interest-earning assets (4)	2,549,245	71,112	5.59%	2,363,380	71,421	6.05%
Allowance for loan losses	(28,595)			(24,592)
Non-interest earning assets	104,985			99,659
Total assets	$2,625,635			$2,438,447

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$87,372	83	0.19%	$84,845	107	0.25%
Savings accounts	88,408	501	1.14	89,006	628	1.42
Money market savings accounts	331,977	3,045	1.85	223,830	2,758	2.47
Retail certificates of deposit	841,110	13,131	3.15	815,833	18,183	4.47
Total retail deposits	1,348,867	16,760	2.51	1,213,514	21,676	3.58
Brokered certificates of deposit	15,947	424	5.36	55,090	1,480	5.39
Total deposits	1,364,814	17,184	2.54	1,268,604	23,156	3.66
Borrowed funds	676,362	12,970	3.81	567,050	12,803	4.47
Subordinated debt	—	—	—	1,733	65	7.42
Total interest bearing liabilities	2,041,176	30,154	2.98%	1,837,387	36,024	3.93%
Non-interest-bearing demand checking accounts	70,350			65,304
Other liabilities	24,685			23,961
Total liabilities	2,136,211			1,926,652
Brookline Bancorp, Inc. stockholders’ equity	487,657			510,109
Noncontrolling interest in subsidiary	1,767			1,686
Total liabilities and equity	$2,625,635			$2,438,447
Net interest income (tax equivalent basis)/interest rate spread (4) (5)		40,958	2.61%		35,397	2.12%
Less adjustment of tax exempt income		35			192
Net interest income		40,923			$35,205
Net interest margin (4) (6)			3.21%			2.99%

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

(4)          In the 2009 period, interest income includes $1,614 due to the payoff of a loan on which there was unaccreted discount. Excluding this income, the yield on mortgage loans and interest-earning assets would have been 5.57% and 5.47%, respectively. Interest rate spread and net interest margin would have been 2.49% and 3.08%, respectively.

(5)          Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the preceding tables follow.

•                       Interest earned on mortgage loans in the 2009 second quarter includes $1,614,000 of income from full payment of a loan on which there was unaccreted discount. Excluding that income, net interest income was higher in the 2009 second quarter and six month periods than in the comparable 2008 periods by 11.9% and 11.7%, respectively, due to asset and deposit growth and improvement in net interest margin.

•                       The average balance of interest-earning assets in the 2009 second quarter compared to the average balance in the 2008 second quarter grew $166 million or 7.0%; growth in the first half of 2009 compared to the first half of 2008 was $186 million or 7.9%. All of the growth in those periods was in loans.

•                       The average balance of total deposits, excluding brokered certificates of deposit, increased $75.7 million (5.8%, or 23% on an annualized basis) in the 2009 second quarter compared to the 2009 first quarter and $164.3 million (13.4%) in the 2009 second quarter compared to the 2008 second quarter.

•                       Interest rate spread increased to 2.85% in the 2009 second quarter (2.60% excluding the $1,614,000 of income referred to above) from 2.38% in the 2009 first quarter and 2.21% in the 2008 second quarter and to 2.61% in the first half of 2009 (2.49% excluding the $1,614,000 of income) from 2.12% in the first half of 2008. The improvement in spread resulted primarily from reductions in rates paid on deposits and borrowed funds exceeding reductions in rates earned on assets. The improvement occurred despite the elimination of dividend income on FHLB stock owned by the Company.

•                       Net interest margin increased to 3.41% in the 2009 second quarter (3.16% excluding the $1,614,000 of income) from 3.00% in the 2009 first quarter and 3.03% in the 2008 second quarter and to 3.21% in the first half of 2009 (3.08% excluding the $1,614,000 of income) from 2.99% in the first half of 2008. The improvement in margin was attributable to the matters mentioned above and occurred despite the negative effect of foregone interest income of $335,000 in the first half of 2009 caused by the $22.5 million reduction in the average balance of stockholders’ equity resulting from the payment of semi-annual extra dividends.

•                       The average balance of total deposits, excluding brokered certificates of deposit, comprised of money market savings accounts increased from 18.6% in the 2008 second quarter to 25.1% in the 2009 second quarter while the average balance comprised of certificates of deposit declined to 61.8% from 66.7% in those respective periods. Since money market savings accounts can be withdrawn at any time, the interest rate paid on those deposits is generally lower than the rates paid on certificates of deposit. We believe the shift in the mix of deposits was attributable in part to the recent turmoil in the financial markets which led a number of depositors to place their funds in more liquid accounts.

•                       In the 2009 second quarter, the remaining $26.4 million of brokered deposits matured and were not replaced with new brokered deposits. The average rate paid on those deposits was 5.37%.

•                       Part of the proceeds from deposit growth was used to reduce the amount of borrowings from the FHLB. The total of such borrowings declined from $737.4 million at December 31, 2008 to $628.8 million at June 30, 2009. The average rate paid on the $676.4 million of FHLB borrowings that were outstanding in the first half of 2009 was 3.81% compared to the average rate of 2.51% paid on deposits (excluding brokered deposits) in that period.

•                       Assuming the current interest rate environment does not change significantly in the second half of 2009, net interest margin should continue to improve in that time period. FHLB borrowings of $54 million with an average interest rate of 5.11% will mature in the 2009 third quarter and $88 million with an average interest rate of 4.05% will mature in the 2009 fourth quarter. It is expected that these borrowings, as well as certificates of deposit maturing during those periods, will be replaced with lower cost borrowings and deposits.

Auto Loans

The auto loan portfolio amounted to $573.2 million at June 30, 2009 compared to $580.1 million at March 31, 2009 and $597.2 million at December 31, 2008. The decline resulted from lower loan originations as the auto industry experienced a significant decline in auto sales. Underwriting continued to be conservative as only 2.9% of the $107.9 million of loans originated in the first half of 2009 were to borrowers with credit scores below 660. The average credit score of the borrowers related to those loan originations was 759. Auto loans delinquent over 30 days amounted to $10.6 million, or 1.86% of loans outstanding, at June 30, 2009 compared to $13.1 million (2.20%) at December 31, 2008.

Auto loan net charge-offs declined to $1,222,000 (or 0.85% of average loans outstanding on an annualized basis) in the 2009 second quarter from $1,868,000 (1.27%) in the 2009 first quarter and $1,688,000 (1.14%) in the 2008 second quarter. Net charge-offs in the first half of 2009 were $3,090,000 (1.06%) compared to $3,059,000 (1.03%) in the first half of 2008 and $6,671,000 (1.12%) in the year 2008.

Provision for Credit Losses

The provision for credit losses was $1,876,000 in the 2009 second quarter compared to $2,579,000 in the 2008 second quarter and $4,677,000 in the first half of 2009 compared to $4,693,000 in the first half of 2008. The provision is comprised of amounts relating to the auto loan portfolio, equipment finance and small business loans originated by a subsidiary, Eastern Funding LLC (“Eastern”), and the remainder of the Company’s loan portfolio and unfunded credit commitments.

The provision for auto loan losses was $1,350,000 in the 2009 second quarter compared to $2,200,000 in the 2008 second quarter and $3,450,000 in the first half of 2009 compared to $3,746,000 in the first half of 2008. These amounts exceeded the net charge-offs in those respective periods. The allowance for auto loan losses increased from $7,937,000, or 1.33% of loans outstanding, at December 31, 2008 to $8,297,000 (1.45%) at June 30, 2009. See the preceding subsection, “Auto Loans”, for further information about the auto loan portfolio.

The provision for Eastern loans was $296,000 in the 2009 second quarter compared to $129,000 in the 2008 second quarter and $647,000 in the first half of 2009 compared to $397,000 in the first half of 2008. Additionally, write-downs of assets acquired through repossession amounted to $162,000, $15,000, $356,000 and $134,000 in those respective periods. The annualized rate of net charge-offs, combined with the write-downs of assets acquired, equaled 1.15% in the first half of 2009 compared to 0.65% in the 2008 second quarter and 0.84% in the year 2008.

Eastern loans delinquent over 30 days decreased from $2,929,000 (1.99% of loans outstanding) at December 31, 2008 to $2,326,000 (1.52%) at June 30, 2009. The total of Eastern loans on watch, restructured loans and non-accrual loans decreased from $8,049,000 at December 31, 2008 to $7,576,000 at June 30, 2009. The allowance for Eastern loan losses was $2,715,000, or 1.77% of loans outstanding, at June 30, 2009 compared to $2,577,000 (1.75%) at December 31, 2008.

The remainder of the Company’s loan portfolio at June 30, 2009 ($1.52 billion less unfunded credit commitments of $122 million) was comprised primarily of commercial and multi-family mortgage loans, residential mortgage loans and commercial loans. Most of the growth in this portfolio ($25 million in the 2009 second quarter and $34 million in the 2009 first quarter) was in multi-family mortgage loans ($48 million), commercial real estate loans ($10 million), commercial loans ($6 million) and home equity loans ($6 million); residential mortgage loans declined $13 million. Loans on non-accrual amounted to $4,097,000 at June 30, 2009 compared to $2,950,000 at December 31, 2008 and other loans on watch were $12.2 million at June 30, 2009 compared to $10.1 million at December 31, 2008. Loans on watch include loans with potential problem characteristics that are being monitored more closely for performance. At June 30, 2009, the total of such loans was comprised of $4.3 million in commercial loans, $4.0 million in construction loans, $3.3 million in commercial real estate loans and $0.6 million in residential mortgage loans.

The provision for losses related to the loans referred to in the preceding paragraph was $230,000 in the 2009 second quarter compared to $250,000 in the 2008 second quarter and $580,000 in the first half of 2009 compared to $524,000 in the first half of 2008. Due to the absence of charge-offs, other than insignificant amounts of consumer loans, such provisions were based substantially on the loan growth in the respective periods.

The allowance for unfunded credit commitments was $1,183,000 at June 30, 2009 and December 31, 2008. In the first quarter of 2008, the allowance was increased by a $26,000 charge to the provision for credit losses. No other charges were made in the 2008 second quarter or in the first half of 2009.

The level of the provision for loan and credit losses in the coming quarters will depend to a large extent on the amount of net charge-offs experienced by the Company as well as trends in delinquencies and non-performing loans. Currently, the economy is weak and unemployment is on the rise. Without improvement, these factors could cause higher net charge-offs in the second half of 2009 than the levels experienced in the first half of 2009.

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

The write-downs in the carrying value of the FNMA perpetual preferred stock were attributable to declines in the market value of the stock resulting from the reporting of significant operating losses over several quarters and the placement of FNMA under conservatorship and the control of its regulator, the Federal Housing Finance Agency. At June 30, 2009, the carrying value of the FNMA perpetual stock owned by the Company was $32,000 and the market value of the stock was $91,000.

Based on the significance of losses reported by Merrill, as well as the effect of the collapse of Bear Stearns & Co., Inc. on the market value of brokerage firms, the carrying value of the Merrill stock owned by the Company was written down in the 2008 first quarter to its market value at March 31, 2008. On September 15, 2008, it was announced that Merrill would be acquired by Bank of America Corporation (“B of A”) in an all stock transaction. The acquisition was completed on January 1, 2009. At that time, the Merrill (now B of A) perpetual preferred stock had an investment grade rating. Subsequent to the closing of the acquisition, both Merrill and B of A reported losses, an agreement was entered into whereby the U.S. Government would provide B of A with $20 billion in additional capital and loss protection on $118 billion in toxic assets and B of A cut its quarterly dividend on its common stock to $0.01 per share. During the 2009 first quarter, rating agencies downgraded the former Merrill perpetual preferred stock to below investment grade. Based on all of those developments, the carrying value of the perpetual preferred stock owned by the Company was written-down to its market value of $360,000 at March 31, 2009. The market value of the stock improved to $893,000 at June 30, 2009.

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

Commentary on Certain Other Investment Securities

Mortgage-backed Securities and Collateralized Mortgage Obligations (“Mortgage Debt Securities”)

At June 30, 2009, debt securities classified as available for sale and held to maturity amounted to $285.3 million and $135,000, respectively. Mortgage debt securities comprised $247.2 million of the available for sale portfolio and all of the held to maturity portfolio. All of the mortgage debt securities owned by the Company at June 30, 2009 were rated “AAA” and were issued by U.S. Government-sponsored enterprises. The estimated fair value of the mortgage debt securities exceeded their amortized cost by $4.5 million at June 30, 2009.

In the 2009 second quarter, the Company sold $26.1 million of mortgage-backed securities at a gain of $346,000 and reinvested $25.2 million of the proceeds in investment grade corporate obligations. The transactions were made to reduce the Company’s concentration in mortgage-backed securities and exposure to the risk of extension of the estimated life of those securities in a rising interest rate environment.

Auction Rate Municipal Obligations

Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days. The amount invested in such obligations was $5.0 million at June 30, 2009 compared to $5.2 million at December 31, 2008.

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

Preferred Trust Securities (“PreTSLs”)

PreTSLs represent an investment instrument comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instrument can be segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At June 30, 2009, we owned two preTSLs, both of which are included in corporate obligations.

The unpaid balance of PreTSL VI was $259,000 at June 30, 2009. One of the issuers, representing 61% of the remainder of the pool, announced in the 2009 first quarter that it would defer regularly scheduled interest payments. Due to the lack of an orderly market for this security, its fair value was determined to be $155,000 at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $104,000 unrealized loss on the security, based on an analysis of projected cash flows, $51,000 was charged to earnings as a credit loss and included in the impairment loss on securities in the 2009 first quarter.

The unpaid balance of PreTSL XXVIII was $979,000 at June 30, 2009 and the estimated fair value was $771,000 (up from $647,000 at March 31, 2009) based on factors similar to those used to value the other PreTSL owned at that date. The unrealized loss of $208,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers would have to default before recovery of our investment could be in doubt. Of the 47 financial institution issuers and 11 insurance company issuers comprising the pool, no issuer represents more than 4% of the entire pool. Seven issuers representing approximately 10% of the remaining aggregate investment pool at June 30, 2009 were in default at that date.

Other Corporate Debt Obligations

At June 30, 2009, the aggregate amortized cost of other trust preferred securities and corporate debt obligations owned by the Company was $30.0 million and the aggregate estimated fair value was $29.7 million. The aggregate unrealized loss on these securities of $969,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

FHLB Stock

As a member of the FHLB, the Company is required to invest in stock of the FHLB in an amount determined based on its borrowings from the FHLB. At June 30, 2009, the Company’s $36.0 million investment in FHLB stock exceeded by $8,762,000 its required investment at that date. As discussed more fully in note 3 to the consolidated financial statements appearing elsewhere herein, due to deterioration in its financial condition, the FHLB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock.

No dividend income on FHLB stock is expected in 2009. The Company had dividend income of $1,221,000 in 2008, $729,000 of which was recognized in the six months ended June 30, 2008. In the future, if the $784 million of unrealized losses on the FHLB’s $2.9 billion investment in private-label mortgage-backed securities at March 31, 2009 (the latest date available) were deemed to be other-than-temporary credit related losses, the associated impairment charges could put in question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The Company will continue to monitor its investment in FHLB stock.

Other Highlights

Fees, Charges and Other Income. There was $236,000 less income in the 2009 second quarter compared to the 2008 second quarter and $213,000 less income in the first half of 2009 than in the first half of 2008 due primarily to a decline in loan prepayment fees and overdraft fees.

Penalty from Prepayment of Borrowed Funds. In the 2009 second quarter, $13.5 million of borrowings from the FHLB with a weighted average interest rate of 4.95% was prepaid. The resulting penalty of $582,000 was charged to earnings. Much of the penalty will be recovered through lower interest expense on borrowed funds in the next few quarters.

Non-Interest Expense. Non-interest expense was $2,108,000 (20.2%) higher in the 2009 second quarter than in the 2008 second quarter and $2,525,000 (12.2%) higher in the first half of 2009 than in the first half of 2008. The increases resulted primarily from higher FDIC insurance ($1,928,000 between the six month periods, $1,102,000 of which related to a special assessment in the 2009 second quarter), expenses resulting from the addition of a new branch, higher marketing expenses, and professional fees in connection with addressing compliance matters outlined in a regulatory Order. Partially offsetting the increased expense was a $987,000 reduction in expense for restricted stock awards in the first half of 2009 compared to the first half of 2008.

Provision for Income Taxes. The effective rate of income taxes applied to the Company’s pre-tax income rose from 38.3% in the first half of 2008 to 40.5% in the first half of 2009 due primarily to higher state taxes related to dividend payments by subsidiaries to parent companies and a lower portion of taxable income being earned by the Company’s investment securities subsidiaries. Income in those subsidiaries is subject to a lower rate of state taxation than income earned by the Company and its other subsidiaries.

Stockholders’ Equity and Dividend Payments. Stockholders’ equity declined from $493.9 million at December 31, 2008 to $485.6 million at June 30, 2009 primarily as a result of the regular quarterly dividends of $0.085 per share and the extra dividend of $0.20 per share paid in February 2009 exceeding earnings and proceeds from the exercise of stock options in the first half of 2009.

As previously reported, payment of semi-annual extra dividends has been discontinued. Since August 2003, the Company returned over $143 million of excess capital to stockholders through payment of semi-annual dividends equaling $2.40 per share in the aggregate. The Board of Directors concluded that stockholders would be better served by preservation of capital to support growth of the Company and to take advantage of opportunities that might arise during this period of economic uncertainty.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,386	$632
Home equity	393	—
Commercial real estate	2,318	2,318
Commercial loans - Eastern	2,606	2,641
Indirect automobile loans	251	468
Total non-accrual loans	6,954	6,059
Repossessed vehicles	940	1,274
Repossessed equipment	805	762
Other real estate owned	100	100
Total non-performing assets	$8,799	$8,195

Restructured loans	$3,506	$3,358

Allowance for loan losses	$29,373	$28,296

Allowance for loan losses as a percent of total loans	1.37%	1.34%
Non-accrual loans as a percent of total loans	0.32%	0.29%
Non-performing assets as a percent of total assets	0.33%	0.31%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. All of the restructured loans at June 30, 2009 and December 31, 2008 were loans originated by Eastern.

In addition to identifying non-performing loans, the Company identifies loans that are categorized as “impaired” pursuant to U.S. generally accepted accounting principles. Impaired loans, which included all of the loans on non-accrual and restructured loans, amounted to $7,014,000 and $6,871,000 at June 30, 2009 and December 31, 2008, respectively. Specific reserves of $788,000 and $902,000 existed on impaired loans at those respective dates.

Non-accrual loans at June 30, 2009 included residential mortgage loans and home equity loans to eight borrowers and two commercial mortgage loans to one borrower. Due to the weakening economy, disposition of these loans could take some time and result in losses. Specific reserves have been established for the potential loss exposure on those loans. See the subsections “Auto Loans” and “Provision for Credit Losses” appearing elsewhere herein for information about the allowance for loan losses and delinquencies and net charge-offs relating to the Eastern and auto loan portfolios.

At June 30, 2009, there were loans of $15.0 million classified Special Mention, $5.5 million classified Substandard and $900,000 classified Doubtful. There were specific reserves of $703,000 on those loans. At December 31, 2008, there were loans of $14.0 million classified Special Mention, $5.6 million classified Substandard and $1.0 million classified Doubtful. There were specific reserves of $902,000 on those loans. While the total of classified loans declined since the beginning of the year, deterioration in local economic conditions could cause some of the Company’s borrowers whose loans are classified and other borrowers whose loans are not classified to experience difficulty in meeting their loan obligations, resulting in higher levels of non-performing loans and charge-offs in the future.

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

At June 30, 2009, interest-earning assets maturing or repricing within one year amounted to $1.058 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.515 billion, resulting in a cumulative one year negative gap position of $457 million, or 17.3% of total assets. At December 31, 2008, the Company had a negative one year cumulative gap position of $336 million, or 12.9% of total assets. The change in the cumulative one year gap position from the end of 2008 resulted primarily from a $241 million increase in deposits offset by a $104 million decrease in FHLB borrowings at June 30, 2009 compared to December 31, 2008.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2009 amounted to $628.8 million and the Company had the capacity to increase that amount to $886.9 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2009, such assets amounted to $116.7 million, or 4.4% of total assets.

At June 30, 2009, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $418.0 million, or 16.2% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered, denying liability and opposing Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an individual award of statutory damages. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. Plaintiff has appealed both the denial of class certification and the award of summary judgment in favor of the Bank. The appeal is in the process of being briefed and there can be no assurance as to the outcome of the litigation. A judgment not in favor of the Bank could have a material adverse effect on the Company’s consolidated financial statements in the period in which any awarded damages would have to be recognized.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)   The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

April 1 through June 30, 2009	—	$—	2,195,590	4,804,410

(1)

On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2009, 2,195,590 shares authorized under this program had been repurchased. At

June 30, 2009, 304,410 shares authorized under this program remained available for repurchase.

(2)

On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At June 30, 2009, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)

On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At June 30, 2009, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2009, the Company held its annual meeting of stockholders for the purpose of the election of five Directors to three year terms and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009.

The number of votes cast at the meeting was as follow:

	Number of Votes For	Number of Votes Withheld
Election of Directors:
John J. Doyle, Jr.	48,325,989	904,559
Thomas J. Hollister	48,697,832	532,716
Charles H. Peck	48,053,208	1,177,340
Paul A. Perrault	48,456,615	773,933
Joseph J. Slotnik	48,050,248	1,180,300

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of appointment of KPMG as the independent registered public accounting firm	48,679,174	518,321	33,053

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

BROOKLINE BANCORP, INC.

Date: August 3, 2009	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: August 3, 2009	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer