Form 10-Q
period 2009-09-30
BROOKLINE BANCORP INC
filed 2009-11-02
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

As of October 31, 2009, the number of shares of common stock, par value $0.01 per share outstanding was 59,030,686.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$16,048	$22,270
Short-term investments	93,842	99,082
Securities available for sale	272,933	292,339
Securities held to maturity (market value of $146 and $171, respectively)	134	161
Restricted equity securities	36,335	36,335
Loans	2,169,427	2,105,551
Allowance for loan losses	(30,126)	(28,296)
Net loans	2,139,301	2,077,255
Accrued interest receivable	8,762	8,835
Bank premises and equipment, net	10,225	10,218
Deferred tax asset	10,249	13,328
Prepaid income taxes	—	193
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $9,485 and $8,369, respectively	3,467	4,583
Other assets	4,377	5,165
Total assets	$2,638,914	$2,613,005

LIABILITIES AND EQUITY
Deposits (excluding brokered deposits)	$1,528,630	$1,327,844
Brokered deposits	—	26,381
Borrowed funds	595,020	737,418
Mortgagors’ escrow accounts	6,147	5,655
Income taxes payable	1,475	—
Accrued expenses and other liabilities	18,208	20,040
Total liabilities	2,149,480	2,117,338

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,404,419 shares and 63,746,942 shares issued, respectively	644	637
Additional paid-in capital	523,298	518,712
Retained earnings, partially restricted	24,519	38,092
Accumulated other comprehensive income	3,802	1,385
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP - 485,141 shares and 522,761 shares, respectively	(2,645)	(2,850)
Total Brookline Bancorp, Inc. stockholders’ equity	487,511	493,869
Noncontrolling interest in subsidiary	1,923	1,798
Total equity	489,434	495,667

Total liabilities and equity	$2,638,914	$2,613,005

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Interest income:
Loans	$31,722	$31,735	$96,583	$93,541
Debt securities	2,528	3,381	8,449	10,537
Marketable equity securities	22	50	65	173
Restricted equity securities	2	266	6	998
Short-term investments	48	559	296	1,971
Total interest income	34,322	35,991	105,399	107,220

Interest expense:
Deposits (excluding brokered deposits)	7,300	8,997	24,060	30,673
Brokered deposits	—	366	424	1,846
Borrowed funds	5,247	7,286	18,217	20,089
Subordinated debt	—	—	—	65
Total interest expense	12,547	16,649	42,701	52,673

Net interest income	21,775	19,342	62,698	54,547
Provision for credit losses	2,473	3,162	7,150	7,855
Net interest income after provision for credit losses	19,302	16,180	55,548	46,692

Non-interest income (loss):
Fees, charges and other income	934	958	2,838	3,075
Penalty from prepayment of borrowed funds	(533)	—	(1,115)	—
Gain (loss) on sales of securities	594	(214)	940	(214)
Loss on impairment of securities	—	(1,386)	(779)	(2,635)
Less non-credit loss on impairment of securities	—	—	53	—
Total non-interest income (loss)	995	(642)	1,937	226

Non-interest expense:
Compensation and employee benefits	5,195	5,221	15,455	15,779
Occupancy	1,015	922	3,153	2,761
Equipment and data processing	1,868	1,706	5,495	5,079
Professional services	566	1,021	1,787	2,027
FDIC insurance	435	166	2,438	241
Advertising and marketing	283	421	700	759
Amortization of identified intangible assets	372	438	1,116	1,313
Other	1,410	1,262	4,263	3,936
Total non-interest expense	11,144	11,157	34,407	31,895

Income before income taxes	9,153	4,381	23,078	15,023
Provision for income taxes	3,723	2,515	9,362	6,587
Net income	5,430	1,866	13,716	8,436
Less net income attributable to noncontrolling interest in subsidiary	188	115	352	316
Net income attributable to Brookline Bancorp, Inc.	$5,242	$1,751	$13,364	$8,120

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.09	$0.03	$0.23	$0.14
Diluted	0.09	0.03	0.23	0.14

Weighted average common shares outstanding during the period:
Basic	58,522,547	57,672,084	58,313,465	57,577,738
Diluted	58,529,929	57,894,141	58,361,623	57,826,811

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)

Net income	$5,430	$1,866	$13,716	$8,436

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit loss on impairment of securities	2,864	(2,973)	4,099	(5,121)
Non-credit gain (loss) on impairment of securities	7	—	(50)	—
Net unrealized securities holding gains (losses) before income taxes	2,871	(2,973)	4,049	(5,121)
Income tax (expense) benefit	(1,062)	469	(1,489)	1,306
Net unrealized securities holding gains (losses)	1,809	(2,504)	2,560	(3,815)

Adjustment of accumulated obligation for postretirement benefits	(8)	(7)	(23)	(14)
Income tax benefit	4	3	11	6
Net adjustment of accumulated obligation for postretirement benefits	(4)	(4)	(12)	(8)

Net unrealized holding gains (losses)	1,805	(2,508)	2,548	(3,823)

Less reclassification adjustment for securities gains (losses) included in net income:
Gain (loss) on sales of securities	594	(214)	940	(214)
Impairment loss on securities	—	(1,386)	(726)	(2,635)
Income tax (expense) benefit	(213)	63	(83)	511
Net securities gains (losses) included in net income	381	(1,537)	131	(2,338)

Net other comprehensive income (loss)	1,424	(971)	2,417	(1,485)

Comprehensive income	6,854	895	16,133	6,951

Net income attributable to noncontrolling interest in subsidiary	(188)	(115)	(352)	(316)

Comprehensive income attributable to Brookline Bancorp, Inc.	$6,666	$780	$15,781	$6,635

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708	$1,697	$520,405
Net income attributable to Brookline Bancorp, Inc.	—	—	8,120	—	—	—	8,120	—	8,120
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	316	316
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	(1,485)	—	—	(1,485)	—	(1,485)
Common stock dividends of $0.655 per share	—	—	(37,706)	—	—	—	(37,706)	—	(37,706)
Payment of dividend equivalent rights	—	—	(933)	—	—	—	(933)	—	(933)
Exercise of stock options (613,414 shares)	4	1,167	—	—	—	—	1,171	—	1,171
Reload stock options granted (193,163 options)	—	97	—	—	—	—	97	—	97
Treasury stock purchases (40,100 shares)	—	—	—	—	(372)	—	(372)	—	(372)
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	866	—	—	—	—	866	—	866
Compensation under recognition and retention plans	—	1,595	—	—	—	—	1,595	—	1,595
Common stock held by ESOP committed to be released (39,159 shares)	—	191	—	—	—	214	405	—	405
Balance at September 30, 2008	$637	$517,865	$38,356	$(1,364)	$(62,107)	$(2,921)	$490,466	$1,745	$492,211

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667
Net income attributable to Brookline Bancorp, Inc.	—	—	13,364	—	—	—	13,364	—	13,364
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	352	352
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(227)	(227)
Other comprehensive income	—	—	—	2,417	—	—	2,417	—	2,417
Common stock dividends of $0.455 per share	—	—	(26,496)	—	—	—	(26,496)	—	(26,496)
Payment of dividend equivalent rights	—	—	(441)	—	—	—	(441)	—	(441)
Exercise of stock options (1,249,542 shares)	6	3,094	—	—	—	—	3,100	—	3,100
Stock options granted (723,468 options)	1	177	—	—	—	—	178	—	178
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,031	—	—	—	—	1,031	—	1,031
Compensation under recognition and retention plans	—	116	—	—	—	—	116	—	116
Common stock held by ESOP committed to be released (37,620 shares)	—	168	—	—	—	205	373	—	373
Balance at September 30, 2009	$644	$523,298	$24,519	$3,802	$(62,107)	$(2,645)	$487,511	$1,923	$489,434

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$13,364	$8,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,150	7,855
Compensation under recognition and retention plans	116	1,595
Release of ESOP shares	373	405
Depreciation and amortization	1,174	1,004
Net amortization (accretion) of securities premiums and discounts	666	(533)
Amortization of deferred loan origination costs	7,073	8,043
Amortization of identified intangible assets	1,116	1,313
Accretion of acquisition fair value adjustments	(1,686)	(331)
Amortization of mortgage servicing rights	28	19
Impairment loss on securities	726	2,635
Loss (gain) on sales of securities	(940)	214
Write-down of other real estate owned	50	67
Net income attributable to noncontrolling interest in subsidiary	352	316
Deferred income taxes	1,684	(2,532)
(Increase) decrease in:
Accrued interest receivable	73	721
Prepaid income taxes	193	2,105
Other assets	710	(198)
Increase (decrease) in:
Income taxes payable	1,475	5
Accrued expenses and other liabilities	(1,855)	679
Net cash provided from operating activities	31,842	31,502

Cash flows from investing activities:
Proceeds from sales of securities available for sale	47,820	7,864
Proceeds from redemptions and maturities of securities available for sale	105,523	115,578
Proceeds from redemptions and maturities of securities held to maturity	27	25
Purchase of securities available for sale	(130,505)	(123,755)
Purchase of Federal Home Loan Bank of Boston stock	—	(7,175)
Net increase in loans	(74,602)	(187,681)
Purchase of bank premises and equipment	(1,234)	(1,917)
Net cash used for investing activities	(52,971)	(197,061)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Nine months ended September 30,
	2009	2008
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$152,869	$93,248
Increase (decrease) in certificates of deposit (excluding brokered deposits)	47,918	(43,189)
Decrease in brokered deposits	(26,381)	(40,857)
Proceeds from Federal Home Loan Bank of Boston advances	11,067,740	3,957,943
Repayment of Federal Home Loan Bank of Boston advances	(11,210,116)	(3,778,772)
Repayment of subordinated debt	—	(7,000)
Increase in mortgagors’ escrow accounts	492	751
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	1,031	866
Proceeds from exercise of stock options	3,100	1,171
Stock options granted	178	97
Purchase of treasury stock	—	(372)
Payment of dividends on common stock	(26,496)	(37,706)
Payment of dividend equivalent rights	(441)	(933)
Payment of dividend to owners of noncontrolling interest in subsidiary	(227)	(268)
Net cash provided from financing activities	9,667	144,979

Net decrease in cash and cash equivalents	(11,462)	(20,580)
Cash and cash equivalents at beginning of period	121,352	153,624
Cash and cash equivalents at end of period	$109,890	$133,044

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$43,925	$52,590
Income taxes	4,980	6,141

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment in Debt Securities. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 320-10, Investments — Debt and Equity Securities (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Investments.” This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than-not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which became effective for interim and annual periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see Fair Value Measurements below) was adopted at the same time. The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“FASB ASC 820-10-5”), which provides a framework for measuring fair value under U.S. generally accepted accounting principles.  FASB ASC 820-10-5 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, FASB ASC 820-10-5 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

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

Nine Months Ended September 30, 2009 and 2008

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

The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“ASC paragraphs 820-10-50-8A, 55-23A and 55-238”), the Company applied the FSP as it related to non-financial assets, such as goodwill and real property held for sale, and non-financial liabilities effective January 1, 2009. Such application did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FASB ASC 820”). This FSP provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which became effective for interim and annual periods ending after June 15, 2009, required early adoption for periods ending after March 15, 2009 if a company elected to adopt early FSP FAS 115-2 and FAS 124-2 (see Other-Than-Temporary Impairment in Debt Securities above). The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1 (“FASB ASC 825-10-50”) and APB 28-1 (“FASB ASC 270-10-05”), “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which became effective for interim reporting periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, only if a company also elected to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the period ended March 31, 2009.

Noncontrolling Interest in Subsidiary. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FASB ASC 810-10”). FASB ASC 810-10 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. The effective date for applying FASB ASC 810-10 is the first annual reporting period beginning on or after December 15, 2008. The Company adopted FASB ASC 810-10 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Intangible Assets. In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (FASB ASC 350-30-50-4), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 (“FASB ASC 350-30”) and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141 R”), “Business Combinations” (“FASB ASC 805-10-65”), and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company adopted FASB ASC 350-30-50-4 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Earnings Per Share. In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-01  “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FASB ASC 268-10-45-60B”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share” (“FASB ASC 260-10-45-59A”).

The guidance in this FSP applies to the calculation of EPS under FASB ASC 260-10-45-59A for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provision of this FSP. The Company adopted this FSP on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events. On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FASB ASC Topic 855”). The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through November 2, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Accounting for Transfer of Financial Assets. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FASB ASC Topic 810”). This Statement was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect adoption of this Statement will have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.

Variable Interest Entities. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendment to FASB Interpretation No. 46 (R)” (“FASB ASC Topic 810”). This Statement was issued to improve financial reporting by enterprises involved with variable interest entities. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect adoption of this Statement will have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(2)                  Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	Losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$41,002	$208	$6	$41,204
Municipal obligations	750	42	—	792
Auction rate municipal obligations	3,700	—	570	3,130
Corporate obligations	31,025	683	961	30,747
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	32,437	590	—	33,027
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	157,563	4,875	—	162,438
Total debt securities	266,477	6,398	1,537	271,338
Marketable equity securities	826	813	44	1,595
Total securities available for sale	$267,303	$7,211	$1,581	$272,933

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$134	$12	$—	$146

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	Losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,003	$86	$—	$3,089
Municipal obligations	750	2	—	752
Auction rate municipal obligations	5,200	—	683	4,517
Corporate obligations	4,594	—	1,166	3,428
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	100,614	1,019	—	101,633
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	174,884	2,932	73	177,743
Total debt securities	289,045	4,039	1,922	291,162
Marketable equity securities	1,501	98	422	1,177
Total securities available for sale	$290,546	$4,137	$2,344	$292,339

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$161	$10	$—	$171

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Debt securities of U.S. Government-sponsored enterprises include obligations issued by Fannie Mae, Freddie Mac, Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

The maturities of the investments in debt securities at Sept. 30, 2009 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$6,318	$6,450
After 1 year through 5 years	125,661	127,821
After 5 years through 10 years	91,217	94,059
Over 10 years	43,281	43,008
	$266,477	$271,338

	Held to maturity
	Amortized	Estimated
	cost	fair value

Over 10 years	$134	$146

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at September 30, 2009, however, are expected to be much shorter due to anticipated payments.

Investment securities at September 30, 2009 and December 31, 2008 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$5,498	$6	$—	$—	$5,498	$6
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	3,130	570	—	—	3,130	570
Corporate obligations:
With other-than-temporary impairment loss	—	—	181	27	181	27
Without other-than-temporary impairment loss	—	—	2,890	934	2,890	934
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total debt securities	8,628	576	3,071	961	11,699	1,537
Marketable equity securities	132	2	156	42	288	44
Total temporarily impaired securities	$8,760	$578	$3,227	$1,003	11,987	1,581

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

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

At September 30, 2009, the Company did not intend to sell the corporate obligation with an other-than-temporary loss at that date and it is not likely that it will be required to sell that debt security before the anticipated recovery of its remaining amortized cost. The unrealized losses on the U.S. Government-sponsored enterprise debt securities, auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade. The unrealized loss on marketable equity securities at September 30, 2009, which related to common stock of a financial institution and a utility company owned by the Company, was considered to be immaterial to the Company’s consolidated financial statements as of and for the nine months ended September 30, 2009.

At September 30, 2009, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions with a remaining unpaid balance of $259. One of the issuers, representing 61% of the pool, announced that it will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $181 at September 30, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $78 unrealized loss on the security, based on an analysis of projected cash flows, $51 was charged to earnings in the first quarter of 2009 as a credit loss and $27 was recognized in other comprehensive income in the nine months ended September 30, 2009.

No impairment losses on securities were charged to earnings in the three months ended September 30, 2009; $1,386 was charged to earnings in the three months ended September 30, 2008. Impairment losses on securities charged to earnings in the nine months ended September 31, 2009 and 2008 were $726 and $2,635, respectively. In addition to the $51 credit loss on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association ($103 and $2,159, respectively) and Merrill Lynch & Co., Inc. (now Bank of America Corporation) ($572 and $476, respectively). After the write-downs, the aggregate carrying value of these perpetual preferred stocks included in marketable equity securities was $392; at September 30, 2009, their estimated fair value was $1,087.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

	Three months	Nine months
	ended	ended
	Sept. 30, 2009	Sept. 30, 2009

Beginning balance	$51	$—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	—	51
Balance of the amount related to credit losses on debt securities held at September 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$51	$51

(3)                     Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:

	September 30,	December 31,
	2009	2008

Federal Home Loan Bank of Boston stock	$35,961	$35,961
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	121	121
	$36,335	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3.0% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. Effective December 31, 2008, the FHLB placed a moratorium on all excess stock repurchases. At September 30, 2009, the Company’s investment in FHLB stock exceeded its required investment by $10,345.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. On December 14, 2008, the board of directors of the FHLB adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more that 50% of quarterly earnings in the event that the retained earnings target exceeds the FHLB’s current level of retained earnings, although the board of directors of the FHLB retains full discretion over the amount, if any, and timing of any dividend payout, subject to this payout restriction. The FHLB’s retained earnings target is $600 million. At June 30, 2009, the FHLB’s retained earnings was $241.7 million and accumulated other comprehensive losses were $1.26 billion.

On August 12, 2009, the FHLB reiterated that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility. It reported that it does not expect to pay dividends in 2009 irrespective of performance and that the moratorium on excess stock repurchases still exists. The estimated fair value of private-label mortgage-backed securities owned by the FHLB at June 30, 2009 was $506 million less than the $2.6 billion carrying value of the securities. In the future, if unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than par value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

The Company had no dividend income on its FHLB stock in the first nine months of 2009 and it is unlikely that it will have any dividend income on its FHLB stock in the forth quarter of 2009. In 2008, the Company had dividend income of $1,221, $992 of which was recognized in the nine months ended September 30, 2008.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(4)                     Loans (Dollars in thousands)

A summary of loans follows:

	September 30,	December 31,
	2009	2008
Mortgage loans:
One-to-four family	$344,146	$362,722
Multi-family	397,544	351,038
Commercial real estate	527,648	489,203
Construction and development	33,460	37,193
Home equity	50,874	42,118
Total mortgage loans	1,353,672	1,282,274
Indirect automobile loans	566,909	597,230
Commercial loans - Eastern	154,073	147,427
Other commercial loans	195,127	178,887
Other consumer loans	4,197	3,979
Total gross loans	2,273,978	2,209,797
Unadvanced funds on loans	(120,880)	(121,709)
Deferred loan origination costs:
Indirect automobile loans	13,882	15,349
Commercial loans - Eastern	930	752
Other	1,517	1,362
Total loans	$2,169,427	$2,105,551

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Nine month ended September 30,
	2009	2008

Balance at beginning of period	$28,296	$24,445
Provision for loan losses	7,250	8,159
Charge-offs	(6,067)	(6,087)
Recoveries	647	715
Balance at end of period	$30,126	$27,232

During the nine months ended September 30, 2009 and 2008, the liability for unfunded credit commitments was reduced by credits to the provision for credit losses of $100 and $304, respectively. Such liability, which is included in other liabilities, was $1,083 at September 30, 2009 and $1,183 at December 31, 2008.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30,	December 31,
	2009	2008

Demand checking accounts	$79,313	$67,769
NOW accounts	95,088	86,607
Savings accounts	77,912	67,473
Guaranteed savings accounts	16,969	16,686
Money market savings accounts	425,639	303,517
Certificate of deposit accounts	833,709	785,792
Total deposits (excluding brokered deposits)	1,528,630	1,327,844
Brokered deposits	—	26,381
Total deposits	$1,528,630	$1,354,225

(7)                  Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at September 30, 2009 was comprised of (a) unrealized gains of $3,584 (net of income taxes) on securities available for sale after recognition of an unrealized loss of $17 (net of income taxes) related to a corporate obligation included in available for sale securities for which a portion of an other-than-temporary impairment loss was recognized in earnings and (b) an unrealized gain of $218 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2008 was comprised of an unrealized gain of $1,155 (net of income taxes) on securities available for sale and an unrealized gain of $230 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At September 30, 2009 and December 31, 2008, the resulting net income tax liability, amounted to $2,200 and $805, respectively.

(8)                       Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At September 30, 2009, the Company had outstanding commitments to originate loans of $71,559, $5,818 of which were one-to-four family mortgage loans, $15,674 were commercial real estate mortgage loans, $3,390 were multi-family mortgage loans and $46,677 were commercial loans. Unused lines of credit available to customers were $58,215, of which $52,610 were equity lines of credit.

Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered, denying liability and opposing Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an individual award of statutory damages. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. Plaintiff appealed both the denial of class certification and the award of summary judgment in favor of the Bank. The appeal has been briefed and is pending argument.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

On August 24, 2009, Plaintiff’s counsel wrote to Bank’s counsel that Plaintiff will dismiss her appeal with prejudice upon payment of an amount that is immaterial to the Company’s consolidated financial statements.  On August 26, 2009, Bank’s counsel wrote to Plaintiff’s counsel that the Bank accepted the offer.  Subsequently, counsel for the parties have exchanged drafts of a writing to formally document the settlement agreement, but that documentation has not yet been signed.

In addition to the above matter, the Company and its subsidiaries are involved in litigation that is considered incidental to the business of the Company. Management believes the results of such litigation will be immaterial to the consolidated financial condition or results of operations of the Company.

(9)                      Dividend Declaration

On October 15, 2009, the Board of Directors of the Company approved a regular quarterly dividend of $0.085 per share payable November 13, 2009 to stockholders of record on October 30, 2009.

(10)                Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plans

The Company has a recognition and retention plan, the “2003 RRP”. A prior plan, the “1999 RRP”, terminated on April 19, 2009. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009. As of that date, no shares remained available for award under that plan. On March 16, 2009, 8,889 shares were awarded under the 2003 RRP which will vest on March 16, 2010. Another 5,840 shares previously awarded under the 2003 RRP vested on October 16, 2009.

Total expense for the RRP plans amounted to $41, $532, $116 and $1,595 for the three months and nine months ended September 30, 2009 and 2008, respectively. The compensation cost of non-vested RRP shares at September 30, 2009 is expected to be charged to expense as follows: $26 during the three month period ended December 31, 2009 and $17 during the year ended December 31, 2010.  As of September 30, 2009, the number of shares available for award under the 2003 RRP was 128,831 shares.

Stock Option Plans

The Company has a stock option plan, the “2003 Option Plan”. A prior plan, the “1999 Option Plan”, terminated on April 19, 2009. Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans. The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. On March 16, 2009, 72,512 options were awarded under the 2003 Option Plan, of which half vested immediately and half will vest on March 16, 2010. On August 3, 2009, 50,000 options were awarded under the 2003 Option Plan, half of which vested immediately and half will vest on August 3, 2010.

Total expense for the stock option plans amounted to $52, $1, $178 and $97 for the three months and nine months ended September 30, 2009 and 2008, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Activity under the Company’s stock option plans for the nine months ended September 30, 2009 was as follows:

Options outstanding at January 1, 2009		2,249,961
Options exercised at:
$ 4.944 per option	627,135
$ 9.47 per option	130,518
$ 9.65 per option	128,085
$ 9.90 per option	124,852
$ 9.95 per option	37,267
$ 9.99 per option	123,729
$ 10.05 per option	25,378
$ 10.36 per option	52,578
Total options exercised		(1,249,542)
Reload options granted at:
$ 9.65 per option	128,085
$ 9.90 per option	124,852
$ 9.99 per option	123,729
$ 10.70 per option	201,815
$ 11.00 per option	22,473
Total reload options granted		600,954
Options awarded at:
$ 9.00 per option		72,512
$ 11.84 per option		50,000
Reload options not exercised at their expiration date of April 19, 2009 (exercise prices from $10.69 to $11.00 per option)		(327,373)
Options outstanding at September 30, 2009		1,396,512

Exercisable as of September 30, 2009 at:
$ 9.00 per option		36,256
$ 11.84 per option		25,000
$ 12.91 per option		3,000
$ 15.02 per option		1,269,000
Total exercisable options at September 30, 2009		1,333,256

The following information is based on options outstanding and exercisable at September 30, 2009:

	Outstanding	Exercisable

Aggregate intrinsic value of options	$52	$26

Weighted average exercise price per option	$14.59	$14.79

Weighted average remaining contractual life in years at end of period	4.7	4.5

As of September 30, 2009, the number of options available for award under the Company’s 2003 Stock Option Plan was 1,103,488 options.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at September 30, 2009 and December 31, 2008, which was $3,314 and $3,502, respectively, is eliminated in consolidation.

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

At September 30, 2009, the ESOP held 485,141 unallocated shares at an aggregate cost of $2,645; the market value of such shares at that date was $4,716. For the nine months ended September 30, 2009 and 2008, $373 and $405, respectively, was charged to compensation expense based on the commitment to release to eligible employees 37,620 shares and 39,159 shares in those respective periods.

(11)                Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Service cost	$15	$17	$45	$52
Interest cost	13	12	39	37
Prior service cost	(6)	(7)	(18)	(20)
Actuarial gain	(3)	(6)	(10)	(12)
Net periodic benefit costs	$19	$16	$56	$57

Benefits paid amounted to $8 and $11 for the nine months ended September 30, 2009 and 2008, respectively.

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

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, 40,100 shares of the Company’s common stock were repurchased at an average cost of $9.29, exclusive of transaction costs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

As of September 30, 2009, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

(13)                Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$16,048	$16,048	$22,270	$22,270
Short-term investments	93,842	93,842	99,082	99,082
Securities	309,402	309,414	328,835	328,845
Loans, net	2,139,301	2,151,196	2,077,255	2,104,496
Accrued interest receivable	8,762	8,762	8,835	8,835
Financial liabilities:
Demand, NOW, savings and money market savings deposits	694,921	694,921	542,052	542,052
Certificates of deposit	833,709	838,580	785,792	790,905
Brokered deposits	—	—	26,381	26,605
Borrowed funds	595,020	599,325	737,418	745,954

The following table presents the balances of certain assets reported at fair value as of September 30, 2009:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale	$1,595	$266,808	$4,530	$272,933

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$2,951	$—	$2,951
Repossessed vehicles	—	1,387	—	1,387
Repossessed equipment	—	542	—	542
Other real estate owned	—	50	—	50

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The securities comprising the balance in the level 3 column included $3,700 of auction rate municipal obligations, $1,182 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $3,130 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $900. In the judgment of management, the fair value of the trust preferred obligation was considered to approximate its carrying value because it was deemed to be fully collectible and the rate paid on the security was higher than rates paid on securities with similar maturities.

Between July 1 and September 30, 2009, the fair value of securities available for sale using significant unobservable inputs (level 3) decreased by $1,247 due to redemption of an auction rate municipal obligation that had a fair value of $1,203 at June 30, 2009 and a $44 decline in the estimated fair value of the pools of trust preferred obligations.

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral.  Repossessed vehicles, repossessed equipment and other real estate owned are carried at estimated fair value less costs to sell.

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

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit based intangibles”).

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and nine months ended September 30, 2009 and 2008.

Operating Highlights

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009		2008
	(In thousands except per share amounts)

Net interest income	$21,775	$19,342	$62,698		$54,547
Provision for credit losses	2,473	3,162	7,150		7,855
Fees, charges and other income	934	958	2,838		3,075
Gain (loss) on sales of securities	594	(214)	940		(214)
Impairment loss on securities	—	(1,386)	(726)		(2,635)
Penalty from prepayment of borrowed funds	(533)	—	(1,115)		—
FDIC insurance expense	435	166	2,438		241
Other non-interest expenses	10,709	10,991	31,969		31,654
Income before income taxes and minority interest	9,153	4,381	23,078		15,023
Provision for income taxes	3,723	2,515	9,362		6,587
Net income attributable to noncontrolling interest in subsidiary	188	115	352		316
Net income attributable to Brookline Bancorp, Inc.	5,242	1,751	13,364		8,120

Basic earnings per common share	$0.09	$0.03	$0.23		$0.14
Diluted earnings per common share	0.09	0.03	0.23		0.14

Interest rate spread	2.90%	2.46%	2.72	%(A)	2.24%
Net interest margin	3.39%	3.18%	3.27	%(A)	3.06%

(A)      Excluding interest income of $1,614 due to the payoff of a loan on which there was unaccreted discount, interest rate spread and net interest margin would have been 2.64% and 3.19%, respectively.

Financial Condition Highlights

	At	At	At
	September 30,	June 30,	December 31,
	2009	2009	2008
	(In thousands)

Total assets	$2,638,914	$2,641,113	$2,613,005
Loans	2,169,427	2,146,311	2,105,551
Deposits (excluding brokered deposits)	1,528,630	1,500,959	1,327,844
Brokered deposits	—	—	26,381
Borrowed funds	595,020	628,768	737,418
Brookline Bancorp, Inc. stockholders’ equity	487,511	485,641	493,869
Stockholders’ equity to total assets	18.47%	18.39%	18.90%

Allowance for loan losses	$30,126	$29,373	$28,296
Non-performing assets	9,332	8,799	8,195

Operating and financial condition highlights included the following:

•                  Improvement in net interest margin in both the 2009 third quarter and nine month periods

•                  $200.8 million (15.1%) of deposit growth in 2009 (excluding brokered certificates of deposit), $27.7 million of which occurred in the 2009 third quarter

•                  Reduced provisions for credit losses in both the 2009 third quarter and nine month periods due primarily to a decline in indirect automobile loan net charge-offs

•                  Receipt of $1,614,000 of income in the 2009 second quarter resulting from full payment of a loan on which there was unaccreted discount

•                  No dividend income on Federal Home Loan Bank of Boston (“FHLB”) stock in 2009 compared to $992,000 in the 2008 nine month period

•                  An increase in FDIC insurance expense in both the 2009 third quarter and nine month periods of $269,000 and $2,197,000, respectively. A special assessment of $1,102,000 was charged to expense in the 2009 second quarter.

•                  Gains on sales of mortgage-backed securities of $594,000 in the 2009 third quarter and $940,000 in the 2009 nine month period. On an after-tax basis, the gains offset penalties from prepayment of borrowed funds which amounted to $533,000 in the 2009 third quarter and $1,115,000 in the 2009 nine month period. The transactions were done to improve net interest margin and reduce the Company’s interest rate risk exposure.

•                  Recognition of impairment losses on securities, net of non-credit losses, in the 2009 and 2008 nine month periods of $726,000 and $2,635,000, respectively. Of the 2008 impairment loss, $1,386,000 was recognized in the third quarter.

•                  Foregone interest income of $472,000 in the 2009 nine month period due to a $22.6 million reduction in the average balance of stockholders’ equity resulting from the payment of semi-annual extra dividends.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months and nine months ended September 30, 2009 and 2008. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2009			2008
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$93,820	$48	0.20%	$94,610	$559	2.35%
Debt securities (2)	283,478	2,534	3.58	294,760	3,421	4.64
Equity securities (2)	37,877	33	0.34	36,490	333	3.63
Mortgage loans (3)	1,238,069	16,846	5.44	1,105,895	16,336	5.91
Home equity loans (3)	49,292	464	3.73	36,906	439	4.72
Commercial loans - Eastern (3)	154,096	3,458	8.98	143,568	3,426	9.55
Other commercial loans (3)	125,094	1,499	4.77	109,176	1,491	5.46
Indirect automobile loans (3)	583,377	9,408	6.40	617,235	9,985	6.42
Other consumer loans (3)	3,987	47	4.72	4,062	58	5.71
Total interest-earning assets	2,569,090	34,337	5.33%	2,442,702	36,048	5.89%
Allowance for loan losses	(29,402)			(25,730)
Non-interest earning assets	102,554			101,694
Total assets	$2,642,242			$2,518,666

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$92,880	44	0.19%	$85,104	52	0.24%
Savings accounts	93,456	214	0.91	90,290	301	1.32
Money market savings accounts	400,077	1,282	1.27	259,633	1,483	2.27
Certificates of deposit	852,046	5,760	2.68	774,146	7,161	3.67
Total deposits excluding brokered deposits	1,438,459	7,300	2.01	1,209,173	8,997	2.95
Brokered certificates of deposit	—	—	—	27,047	366	5.37
Total deposits	1,438,459	7,300	2.01	1,236,220	9,363	3.00
Borrowed funds	614,223	5,247	3.34	691,465	7,286	4.12
Total interest-bearing liabilities	2,052,682	12,547	2.43%	1,927,685	16,649	3.43%
Non-interest-bearing demand checking accounts	79,067			68,123
Other liabilities	21,889			25,632
Total liabilities	2,153,638			2,021,440
Brookline Bancorp, Inc. stockholders’ equity	486,771			495,559
Noncontrolling interest in subsidiary	1,833			1,667
Total liabilities and equity	$2,642,242			$2,518,666
Net interest income (tax equivalent basis)/interest rate spread (4)		21,790	2.90%		19,399	2.46%
Less adjustment of tax exempt income		15			57
Net interest income		$21,775			$19,342
Net interest margin (5)			3.39%			3.18%

(1)  Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.

(2)      Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)  Loans on non-accrual status are included in average balances.

(4)      Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)  Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine months ended September 30,
	2009			2008
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$92,218	$296	0.43%	$92,993	$1,971	2.83%
Debt securities (2)	291,562	8,474	3.88	303,685	10,721	4.71
Equity securities (2)	37,527	97	0.34	34,253	1,235	4.81
Mortgage loans (3) (4)	1,219,234	52,156	5.70	1,056,700	47,504	5.99
Home equity loans (3)	46,206	1,278	3.69	36,022	1,398	5.17
Commercial loans - Eastern (3)	151,753	10,286	9.04	143,395	10,468	9.73
Other commercial loans (3)	120,080	4,181	4.64	108,217	4,603	5.67
Indirect automobile loans (3)	593,475	28,525	6.41	610,863	29,382	6.41
Other consumer loans (3)	3,878	157	5.40	3,886	186	6.38
Total interest-earning assets (4)	2,555,933	105,450	5.50%	2,390,014	107,468	6.00%
Allowance for loan losses	(28,867)			(24,974)
Non-interest earning assets	104,166			100,342
Total assets	$2,631,232			$2,465,382

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$89,228	127	0.19%	$84,385	189	0.30%
Savings accounts	90,109	714	1.06	89,437	929	1.38
Money market savings accounts	354,927	4,328	1.63	236,399	4,211	2.38
Certificates of deposit	844,795	18,891	2.98	801,836	25,344	4.21
Total deposits excluding brokered deposits	1,379,059	24,060	2.33	1,212,057	30,673	3.37
Brokered certificates of deposit	10,573	424	5.35	45,674	1,846	5.39
Total deposits	1,389,632	24,484	2.35	1,257,731	32,519	3.45
Borrowed funds	655,421	18,217	3.71	608,825	20,089	4.40
Subordinated debt	—	—	—	1,150	65	7.54
Total interest bearing liabilities	2,045,053	42,701	2.78%	1,867,706	52,673	3.76%
Non-interest-bearing demand checking accounts	73,288			62,521
Other liabilities	23,741			23,496
Total liabilities	2,142,082			1,953,723
Brookline Bancorp, Inc. stockholders’ equity	487,358			509,979
Noncontrolling interest in subsidiary	1,792			1,680
Total liabilities and equity	$2,631,232			$2,465,382
Net interest income (tax equivalent basis)/interest rate spread (4) (5)		62,749	2.72%		54,795	2.24%
Less adjustment of tax exempt income		51			248
Net interest income		$62,698			$54,547
Net interest margin (4) (6)			3.27%			3.06%

(1)  Tax exempt income on equity securities and municipal obligations is included on a tax equivalent basis.

(2)      Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)  Loans on non-accrual status are included in average balances.

(4)      In the 2009 period, interest income includes $1,614 due to the payoff of a loan on which there was unaccreted discount.  Excluding this income, the yield on mortgage loans and interest-earning assets would have been 5.53% and 5.42%, respectively.  Interest rate spread and net interest margin would have been 2.64% and 3.19%, respectively.

(5)      Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)  Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the preceding tables follow.

•                  Interest income in the 2009 nine month period included $1,614,000 that resulted from full payment of a mortgage loan in the second quarter on which there was unaccreted discount. Excluding that income, net interest income was higher in the 2009 third quarter and nine month periods than in the comparable 2008 periods by 12.6% and 12.0%, respectively. The increases were due to loan and deposit growth and improvement in net interest margin.

•                  The average balance of interest-earning assets grew $126 million (5.2%) between the 2009 and 2008 third quarters and $166 million (6.9%) between the 2009 and 2008 nine month periods. All of the asset growth in those periods was in loans.

•                  The average balance of deposits, excluding brokered deposits, increased $57.6 million (3.9%, or 15.8% on an annualized basis) in the 2009 third quarter compared to the 2009 second quarter and $240.2 million (18.8%) in the 2009 third quarter compared to the 2008 third quarter.

•                  The average balance of certificates of deposit (excluding brokered deposits) expressed as a percent of the average balance of total deposits (excluding brokered deposits) declined from 60.7% in the 2008 third quarter to 56.1% in the 2009 third quarter while the average balance comprised of money market savings accounts increased from 20.4% to 26.4% in those respective periods. Since money market savings accounts can be withdrawn at any time, interest rates paid on those deposits are generally lower than interest rates paid on certificates of deposit. We believe the shift in the mix of deposits was attributable in part to the desire of depositors to have their funds placed in more liquid accounts during this time of weakened economic conditions.

•                  Interest rate spread increased to 2.90% in the 2009 third quarter from 2.85% in the 2009 second quarter (2.60% excluding the $1,614,000 of income referred to above) and 2.46% in the 2008 third quarter and to 2.72% in the 2009 nine month period (2.64% excluding the $1,614,000 of income) from 2.24% in the 2008 nine month period. The improvement in spread resulted primarily from reductions in rates paid on deposits and borrowed funds exceeding reductions in rates earned on assets. The improvement occurred despite the elimination of dividend income on FHLB stock owned by the Company.

•                  Net interest margin increased to 3.39% in the 2009 third quarter from 3.16% in the 2009 second quarter (excluding the $1,614,000 of income) and 3.18% in the 2008 third quarter. The improvement in margin was attributable to the matters mentioned above and occurred despite the negative effect of foregone interest income of $472,000 in the 2009 nine month period due to a $22.6 million reduction in the average balance of stockholders’ equity resulting from the payment of semi-annual extra dividends.

•                  In the 2009 second quarter, the remaining $26.4 million of brokered deposits matured and were not replaced with new brokered deposits. The average rate paid on the matured deposits was 5.37%.

•                  Part of the proceeds from deposit growth was used to reduce the amount of borrowings from the FHLB. The total of such borrowings declined from $737.4 million at December 31, 2008 to $595.0 million at September 30, 2009. Part of the decline resulted from prepayment of FHLB borrowings with higher than average interest rates. See Other Highlights —Penalty from Prepayment of Borrowed Funds appearing elsewhere herein.

While net interest margin and interest rate spread are expected to continue to improve in the near term, an unexpected rapid rise in interest rates and changes in economic conditions could have a negative effect on those ratios in the future.

Provision for Credit Losses

The provision for credit losses was $2,473,000 in the 2009 third quarter compared to $3,162,000 in the 2008 third quarter and $7,150,000 in the 2009 nine month period compared to $7,855,000 in the 2008 nine month period. The provision is comprised of amounts relating to the indirect automobile (“auto”) portfolio, equipment finance and small business loans originated by a subsidiary (“Eastern”), the remainder of the Company’s loan portfolio and unfunded credit commitments.

The auto loan portfolio amounted to $566.9 million at September 30, 2009 compared to $573.3 million at June 30, 2009 and $597.2 million at December 31, 2008. The decline resulted from lower loan originations as the auto industry experienced reduced levels of sales. Underwriting continued to be conservative as only 2.6% (2.0% in the 2009 third quarter) of the $166.3 million of loans originated in the first nine months of 2009 were to borrowers with credit scores below 660. The average credit score of the borrowers to whom those loan originations were made was 760. Auto loans delinquent over 30 days amounted to $10.5 million, or 1.84% of loans outstanding at September 30, 2009, compared to $13.1 million (2.20%) at December 31, 2008.

Auto loan net charge-offs declined to $1,348,000 (0.95% of average loans outstanding on an annualized basis) in the 2009 third quarter from $1,749,000 (1.16%) in the 2008 third quarter. Net charge-offs in the 2009 and 2008 nine month periods were $4,438,000 (1.02%) and $4,808,000 (1.08%), respectively.

The provision for auto loan losses was $1,500,000 in the 2009 third quarter compared to $2,600,000 in the 2008 third quarter and $4,950,000 in the 2009 nine month period compared to $6,346,000 in the 2008 nine month period. The allowance for auto loan losses increased from $7,937,000, or 1.33% of loans outstanding at December 31, 2008, to $8,449,000 (1.49%) at September 30, 2009.

The provision for Eastern loan losses was $173,000 in the 2009 third quarter compared to $242,000 in the 2008 third quarter and $820,000 in the 2009 nine month period compared to $639,000 in the 2008 nine month period. Additionally, write-downs of assets acquired through repossession amounted to $72,000, $9,000, $429,000 and $142,000 in those respective periods. The annualized rate of net charge-offs, combined with the write-downs of assets acquired, equaled 0.96% in the first nine months of 2009 compared to 0.67% in the first nine months of 2008.

Eastern loans amounted to $154.1 million at September 30, 2009 and $147.4 million at December 31, 2008. Eastern loans delinquent over 30 days declined from $2,929,000 (1.99% of loans outstanding) at December 31, 2008 to $2,436,000 (1.58%) at September 30, 2009. The total of Eastern loans on watch, restructured loans and non-accrual loans decreased from $8,049,000 at December 31, 2008 to $7,951,000 at September 30, 2009. The allowance for Eastern loan losses was $2,737,000 (1.78%) of loans outstanding at September 30, 2009 and $2,577,000 (1.75%) at December 31, 2008.

The remainder of the Company’s loan portfolio at September 30, 2009, which amounted to $1.553 billion (including unfunded credit commitments of $121 million), grew $88 million in the first nine months of 2009. An increase of $38 million in commercial mortgage loans, (which brought the total of that portfolio to $528 million), as well as increases of $47 million in multi-family mortgage loans ($398 million in total), $16 million in commercial loans ($195 million in total) and $9 million in home equity loans ($51 million in total), were partially offset by reductions of $19 million in one-to-four family mortgage loans ($344 million in total) and $4 million in construction loans ($33 million in total).

Loans on non-accrual in the portfolio mentioned in the preceding paragraph amounted to $4,869,000 at September 30, 2009 compared to $4,097,000 at June 30, 2009 and $2,950,000 at December 31, 2008; other loans on watch were $9.7 million, $12.2 million and $10.1 million at those respective dates. Additionally, $657,000 of one-to-four family mortgage loans were classified as restructured loans at September 30, 2009. The provision for loan losses relating to the loans mentioned in the preceding paragraph was $900,000 in the 2009 third quarter compared to $650,000 in the 2008 third quarter and $1,480,000 in the 2009 nine month period compared to $1,200,000 in the 2008 nine month period. The provisions were based primarily on loan growth in the respective periods as well as a $318,000 charge-off on commercial real estate mortgage loans to one borrower in the 2009 third quarter; no other loan charge-offs were experienced in the 2009 and 2008 periods other than inconsequential amounts of consumer loans.

The liability for unfunded credit commitments was reduced $100,000 in the 2009 third quarter and the 2009 nine month periods by credits to the provision for credit losses. In the 2008 third quarter and nine month periods, credits to the provision for credit losses were $330,000 and $304,000, respectively. The reductions in 2009 and 2008 were made to reflect management’s judgments that the risks associated with unfunded credit commitments had declined in those periods.

The level of the provision for loan and credit losses in the coming quarters will depend to a large extent on the amount of net charge-offs experienced by the Company as well as trends in delinquencies and non-performing loans. Currently, the economy is weak and unemployment is on the rise. Without improvement, these factors could cause higher net charge-offs than the levels experienced in the last few quarters.

Impairment Losses on Securities

In the 2009 first quarter, the impairment loss on securities (net of non-credit losses) of $726,000 resulted from write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Merrill Lynch & Co., Inc. (“Merrill”) of $103,000 and $572,000, respectively, and a $51,000 write-down in the carrying value of a trust preferred security. Impairment losses resulting from write-downs of perpetual preferred stocks amounted to $2,635,000 in the 2008 nine month period, $1,386,000 of which was recorded in the 2008 third quarter. Of the total write-downs, $2,159,000 related to FNMA perpetual preferred stock and $476,000 to Merrill perpetual preferred stock. As previously reported, the write-downs were attributable to declines in the market value of the stocks resulting from the reporting of significant operating losses and, in the case of FNMA, its placement under conservatorship and the control of its regulator.

Perpetual preferred stocks are carried in the marketable equity securities portfolio of the Company. After the write-downs mentioned in the preceding paragraph, the carrying values of the FNMA and Merrill (now Bank of America) perpetual preferred stock had been reduced to $32,000 and $360,000, respectively. The market value of the stocks at September 30, 2009 was $138,000 and $950,000, respectively.

See note 2 to the consolidated financial statements appearing elsewhere herein and the subsection which follows for information regarding the $51,000 write-down in a trust preferred security included in the corporate obligations owned by the Company.

Commentary on Certain Other Investment Securities

Mortgage-backed Securities and Collateralized Mortgage Obligations (“Mortgage Debt Securities”)

At September 30, 2009, debt securities classified as available for sale and held to maturity amounted to $271.3 million and $134,000, respectively. Mortgage debt securities comprised $195.5 million of the available for sale portfolio and all of the held to maturity portfolio. All of the mortgage debt securities owned by the Company at September 30, 2009 were rated “AAA” and were issued by U.S. Government-sponsored enterprises. The estimated fair value of the mortgage debt securities exceeded their amortized cost by $5.5 million at September 30, 2009.

In the 2009 second quarter, the Company sold $26.1 million of mortgage-backed securities at a gain of $346,000 and reinvested $25.2 million of the proceeds in investment grade corporate obligations. In the 2009 third quarter, $20.5 million of mortgage debt securities were sold at a gain of $594,000 and the proceeds were used to prepay high rate FHLB borrowings. The transactions were made to reduce (a) the Company’s concentration in mortgage debt securities, (b) its exposure to the risk of extension of the estimated life of its mortgage debt securities in a rising interest rate environment and (c) its one year cumulative negative gap position.

Auction Rate Municipal Obligations

Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days. The amount invested in such obligations was $3.7 million at September 30, 2009 compared to $5.0 million at June 30, 2009 and $5.2 million at December 31, 2008. The $1.3 million reduction in the 2009 third quarter resulted from a redemption at par by an issuer.

The auction rate obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. In the 2008 first quarter, public disclosures indicated that certain third party insurers were experiencing financial difficulties and, therefore, might not be able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at September 30, 2009 was $3,130,000, or $570,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Preferred Trust Securities (“PreTSLs”)

PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments can be segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At September 30, 2009, we owned two preTSLs, both of which are included in corporate obligations.

The unpaid balance of PreTSL VI was $259,000 at September 30, 2009. One of the issuers, representing 61% of the remainder of the pool announced in the 2009 first quarter that it would defer regular scheduled interest payments. Due to the lack of an orderly market for this security, its fair value was determined to be $155,000 at March 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $104,000 unrealized loss on the security, based on an analysis of cash flows, $51,000 was charged to earnings as a credit loss and included in the impairment loss on securities in the 2009 first quarter. At September 30, 2009, the estimated fair value of PreTSL VI was $181,000, up from $174,000 at June 30, 2009.

The unpaid balance of PreTSL XXVIII was $980,000 at September 30, 2009 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $719,000, down from $771,000 at June 30, 2009. The unrealized loss was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers comprising the pool represent more than 4% of the entire pool. Nine issuers representing approximately 13% of the remaining aggregate investment pool at September 30, 2009 were in default at that date.

FHLB Stock

As a member of the FHLB, the Company is required to invest in stock of the FHLB in an amount based on its borrowing from the FHLB. At September 30, 2009, the Company’s $36.0 million investment in FHLB stock exceeded by $10,345,000 its required investment at that date. As discussed more fully in note 3 to the consolidated financial statements appearing elsewhere herein, due to deterioration in its financial condition, the FHLB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock.

No dividend income on FHLB stock is expected in 2009. The Company had dividend income of $1,221,000 in 2008, $992,000 of which was recognized in the first nine months of 2008. In the future, if the $506 million of unrealized losses on the FHLB’s $2.6 billion investment in private-label mortgage-backed securities at June 30, 2009 (the latest date available) were deemed to be other-than-temporary credit related losses, the resulting impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The Company will continue to monitor its investment in FHLB stock.

Other Highlights

Fees, Charges and Other Income. Income from these sources in the 2009 and 2008 nine month periods was $2,838,000 and $3,075,000, respectively. The decline was due primarily to less overdraft fees and loan prepayment fees.

Penalty from Prepayment of Borrowed Funds. In the 2009 second quarter, $13.5 million of borrowings from the FHLB with a weighted average rate of 4.95% and a remaining weighted average life to maturity of approximately seven months was prepaid. In the 2009 third quarter, $37.5 million of borrowings from the FHLB with a weighted average rate of 4.56% and a remaining average life to maturity of approximately four months was prepaid. Resulting penalties of $582,000 and $533,000 were charged to earnings in the 2009 second and third respective quarters.  Upon the prepayment in the 2009 third quarter, $17 million of new funds were borrowed from the FHLB for a period of three years at an annual rate of 2.06%. On an after tax basis, the penalties were substantially offset from gains resulting from the sale of debt securities discussed elsewhere herein.

Gain (Loss) on Sales of Securities. Gains from sales of securities in 2009 were commented upon elsewhere herein. In the 2008 third quarter, shares of FNMA perpetual preferred stock were sold at a loss of $212,000 and an additional net loss of $2,000 resulted from the sale of other equity securities.

Non-Interest Expense. Total non-interest expense in the 2009 third quarter was $13,000 less than the $11.2 million in the 2008 third quarter; the $34.4 million incurred in the 2009 nine month period was $2.5 million (7.9%) higher than the total incurred in the 2008 nine month period. Of that increase, $2.2 million resulted from higher FDIC insurance expense, $1.1 million of which was a special assessment in the 2009 second quarter. Higher expenses for personnel, data processing services and professional fees associated with addressing compliance matters relating to a regulatory Order (which was subsequently lifted in the 2009 third quarter) were partially offset by reductions in expense for restricted stock awards and supplemental retirement benefits.

Provision for Income Taxes. The effective rate of income taxes applied to the Company’s pre-tax income was 40.6% in the 2009 nine month period compared to 43.8% in the 2008 nine month period and 57.4% in the 2008 third quarter. The higher rates in the 2008 periods were due primarily to the tax treatment of losses on write-downs and sales of securities (inadequate capital gains history to allow for offset of the losses), the non-deductibility of certain expenses and a $98,000 charge in the 2008 third quarter to adjust deferred income taxes as a result of a legislative change reducing the tax rate payable to the Commonwealth of Massachusetts on net income earned by financial institutions in years after 2009.

Stockholders’ Equity and Dividend Payments. Stockholders’ equity was $487.5 million at September 30, 2009 compared to $485.6 million at June 30, 2009 and $493.9 million at December 31, 2008. The 2009 third quarter increase resulted primarily from earnings and an increase in accumulated other comprehensive income exceeding dividends paid. The reduction since the beginning of 2009 resulted primarily from the payment of quarterly dividends and the $0.20 extra dividend paid in February 2009 exceeding earnings, changes in accumulated other comprehensive income and proceeds from the exercise of stock options.

As previously reported, payment of semi-annual extra dividends was discontinued after February 2009. Between that time and August 2003, the Company had returned to stockholders over $143 million of excess capital through payment of semi-annual dividends equaling $2.40 per share in the aggregate. The Board of Directors concluded that stockholders would be better served by preservation of capital to support growth of the Company and to take advantage of opportunities that might arise in the future.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,541	$632
Home equity	393	—
Commercial real estate	2,935	2,318
Commercial loans - Eastern	2,281	2,641
Indirect automobile loans	203	468
Total non-accrual loans	7,353	6,059
Repossessed vehicles	1,387	1,274
Repossessed equipment	542	762
Other real estate owned	50	100
Total non-performing assets	$9,332	$8,195

Restructured loans	$4,166	$3,358

Allowance for loan losses	$30,126	$28,296

Allowance for loan losses as a percent of total loans	1.39%	1.34%
Non-accrual loans as a percent of total loans	0.34%	0.29%
Non-performing assets as a percent of total assets	0.35%	0.31%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Restructured loans at September 30, 2009 included $3,509,000 of loans originated by Eastern and one-to-four family mortgage loans of $657,000. All of the restructured loans at December 31, 2008 were loans originated by Eastern.

In addition to identifying non-performing loans, the Company identifies loans that are categorized as “impaired” pursuant to U.S. generally accepted accounting principles. Impaired loans, which included all non-accrual loans and restructured loans as well as certain other loans, amounted to $11.0 million and $10.0 million at September 30, 2009 and December 31, 2008, respectively. Specific reserves of $989,000 and $902,000 existed on impaired loans at those respective dates.

Non-accrual loans at September 30, 2009 included residential mortgage loans and home equity loans to nine borrowers and two commercial mortgage loans to one borrower. Due to the weakening economy, disposition of these loans could take some time and result in losses. Specific reserves have been established for the potential loss exposure on those loans. See the subsection “Provision for Credit Losses” appearing elsewhere herein for information about the allowance for loan losses and delinquencies and net charge-offs relating to the Eastern and auto loan portfolios.

At September 30, 2009, there were loans of $14.0 million classified Special Mention, $5.9 million classified Substandard and $789,000 classified Doubtful. There were specific reserves of $904,000 on those loans. At December 31, 2008, there were loans of $14.0 million classified Special Mention, $5.6 million classified Substandard and $1.0 million classified Doubtful. There were specific reserves of $902,000 on those loans. While the total of classified loans only increased modestly since the beginning of the year, deterioration in local economic conditions could cause some of the Company’s borrowers whose loans are classified and other borrowers whose loans are not classified to experience difficulty in meeting their loan obligations, resulting in higher levels of non-performing loans and charge-offs in the future.

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

The increase in repossessed vehicles was due to more auto borrowers not making their loan payments.  The reduction in repossessed equipment resulted from dispositions through sales and write-downs. The inventory of repossessed vehicles and equipment could rise if the economy continues to weaken and auto and Eastern borrowers experience further difficulties in meeting their loan payment obligations.

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

At September 30, 2009, interest-earning assets maturing or repricing within one year amounted to $1.074 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.492 billion, resulting in a cumulative one year negative gap position of $418 million, or 15.8% of total assets. At December 31, 2008, the Company had a negative one year cumulative gap position of $336 million, or 12.9% of total assets. The change in the cumulative one year gap position from the end of 2008 resulted primarily from a $216 million increase in deposits (excluding brokered deposits) offset by a $76 million decrease in FHLB borrowings.

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

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Growth in the future will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2009 amounted to $595.0 million and the Company had the capacity to increase that amount to $835.9 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2009, such assets amounted to $109.9 million, or 4.2% of total assets.

At September 30, 2009, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $394.1 million, or 15.5% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Regulatory Order

As reported in a Form 8-K filed by the Company on February 20, 2009, which is incorporated by reference herein in its entirety, the Bank and Eastern stipulated and consented to a Cease and Desist Order (the “Order”) issued by the Office of Thrift Supervision (the “OTS”) which became effective February 20, 2009. The Order was issued as a result of findings identified in the course of a regular examination of the Bank relating to non-compliance by Eastern and the indirect auto lending department of the Bank with certain laws and regulations, including the Bank Secrecy Act, Anti-Money Laundering and Office of Foreign Control Compliance Programs. The Bank responded to the OTS indicating the actions taken to address the matters specified in the Order.

As reported in a Form 8-K filed by the Company on August 7, 2009, effective as of that date, the OTS issued an Order terminating in its entirety the Order to Cease and Desist mentioned in the preceding paragraph.

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

Part II - Other Information

Item 1. Legal Proceedings

On February 21, 2007, Carrie E. Mosca (“Plaintiff”) filed a putative class action complaint against Brookline Bank in the Superior Court for the Commonwealth of Massachusetts (the “Action”). Ms. Mosca defaulted on a loan obligation on an automobile that she co-owned. She alleged that the form of notice of sale of collateral that the Bank sent to her after she and the co-owner became delinquent on the loan obligation did not contain information required to be provided to a consumer under the Massachusetts Uniform Commercial Code. The Action purported to be brought on behalf of a class of individuals to whom the Bank sent the same form of notice of sale of collateral during the four year period prior to the filing of the Action. The Action sought statutory damages, an order restraining the Bank from future use of the form of notice sent to Ms. Mosca, an order barring the Bank from recovering any deficiency from other individuals to whom it sent the same form of notice, attorneys’ fees, litigation expenses and costs. The Bank answered, denying liability and opposing Plaintiff’s motion to certify a class. The Court denied Plaintiff’s motion for class certification in an order dated July 18, 2008. On July 31, 2008, Plaintiff served a motion for summary judgment seeking an individual award of statutory damages. The Bank opposed that motion and moved for summary judgment in its favor. On January 26, 2009, the Court denied Plaintiff’s motion for summary judgment and granted summary judgment in favor of the Bank. Plaintiff appealed both the denial of class certification and the award of summary judgment in favor of the Bank. The appeal has been briefed and is pending argument.

On August 24, 2009, Plaintiff’s counsel wrote to Bank’s counsel that Plaintiff will dismiss her appeal with prejudice upon payment of an amount that is immaterial to the Company’s consolidated financial statements.  On August 26, 2009, Bank’s counsel wrote to Plaintiff’s counsel that the Bank accepted the offer.  Subsequently, counsel for the parties have exchanged drafts of a writing to formally document the settlement agreement, but that documentation has not yet been signed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)   The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

July 1 through September 30, 2009	—	$—	2,195,590	4,804,410

(1)          On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2009, 2,195,590 shares authorized under this program had been repurchased. At September 30, 2009, 304,410 shares authorized under this program remained available for repurchase.

(2)          On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At September 30, 2009, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)          On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At September 30, 2009, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

BROOKLINE BANCORP, INC.

Date: November 2, 2009	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: November 2, 2009	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer