Form 10-K
period 2009-12-31
BROOKLINE BANCORP INC
filed 2010-03-01
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the Fiscal Year Ended December 31, 2009,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The number of shares of common stock held by nonaffiliates of the registrant as of February 24, 2010 was 58,558,082 for an aggregate market value of $619.8 million. This excludes 472,604 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

At February 24, 2010, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 64,404,419 and 59,030,686, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders dated March 18, 2010 are incorporated by reference into Part III.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

2009 FORM 10-K

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties, including those discussed under Item 1A. “Risk Factors” herein. The statements are representative only as of the date they are made and the Company undertakes no obligation to update any forward-looking statements.

PART I

Item 1.      Business

General

Brookline Bancorp, Inc. (the “Company”) was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank (“Brookline” or the “Bank”) upon completion of the reorganization of Brookline from a mutual savings bank into a mutual holding company structure. The Company is a Delaware corporation. In January 2003, Brookline Savings Bank changed its name to Brookline Bank. Brookline, which was established as a savings bank in 1871, is a wholly-owned subsidiary of the Company.

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

On April 13, 2006, the Company increased its ownership interest in Eastern Funding LLC (“Eastern”) from approximately 28% to 87% through a payment of $16.6 million in cash, including transaction costs. The acquisition added $115 million to the Company’s assets, $108 million of which were loans. Eastern specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater metropolitan New York area and selected other locations throughout the United States of America. The acquisition has enabled the Company to originate high yielding loans to small business entities. For additional information about the acquisition, see note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

The principal business of Brookline and its subsidiaries is to accept consumer and commercial deposits, originate loans to individuals and commercial businesses, and to provide cash management and investment advisory services.  The latter services represent new product offerings within the past two years.  Lending activities are concentrated in the origination of mortgage loans secured by commercial and residential properties, secured and unsecured commercial loans to small and mid-sized businesses, indirect automobile loans, home equity loans and other consumer loans.

Brookline Securities Corp. (“BSC”) is a wholly-owned subsidiary of the Company and BBS Investment Corp. (“BBS”) and Longwood Securities Corp. (“Longwood”) are wholly-owned subsidiaries of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2009, BSC, BBS and Longwood had total assets of $38.7 million, $271.8 million and $6.0 million, respectively, of which $36.4 million, $269.2 million and $5.9 million, respectively, were in investment securities and short-term investments.

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

The $5.0 million of trust preferred securities issued by MFCI were called and paid off by MFCI on April 22, 2007. The $7.0 million of trust preferred securities issued by MFCII were called and paid off by MFCII on February 15, 2008. MFCI and MFCII were dissolved upon payoff of their trust preferred securities.

Market Area and Credit Risk Concentration

As of December 31, 2009, Brookline operated eighteen full-service banking offices in Brookline, Medford and adjacent communities in Middlesex County and Norfolk County in Massachusetts.

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

Another important part of Brookline’s lending activities has been the origination of one-to-four family residential mortgage loans. For several years, market value prices for residential properties rose significantly, but more recently, residential property market values have declined.

While, historically, Brookline has not experienced significant losses from commercial and residential mortgage lending, current economic conditions could cause an increase in loan delinquencies and further declines in property values, ultimately culminating in higher loan losses. To mitigate the potential for such losses, Brookline has consistently applied conservative underwriting criteria in originating commercial and residential mortgage loans. Construction lending has not been a significant part of Brookline’s lending activities.

In the first quarter of 2003, we commenced originating indirect automobile loans. In general, the success of lending in this business segment depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, our loan portfolio is not classified as “subprime lending”. Most of our loans are originated through automobile dealerships in Massachusetts, Connecticut, Rhode Island and New Hampshire. Due to rising delinquencies and charge-offs, as well as deteriorating trends in the economy and the auto industry, we took steps in the second half of 2007 and thereafter to tighten our underwriting criteria. As auto industry sales plummeted in a weakening economic environment, the volume of loan originations declined in 2009. This trend will likely continue in 2010 until the economy recovers.

In 2006, Brookline hired two senior officers with extensive experience in originating commercial loans for working capital and other business-related purposes. Brookline is concentrating such lending to companies located primarily in Massachusetts.  As with commercial real estate mortgage loans, commercial business loans involve greater credit risk.

Loans originated by Eastern generally earn higher yields of interest because the borrowers are typically small businesses with limited capital. For this reason, however, the loans involve greater credit risk.

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

The rate setting actions of the Federal Open Market Committee of the Federal Reserve System over the past two and one half years had a significant effect on the Company’s operating results and the level of growth in its loans and deposits.  For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Economic Environment, - Financial Condition and - Operating Results” appearing elsewhere herein.

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

Personnel

As of December 31, 2009, the Company had 225 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary.

At December 31, 2009, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 month period.  “Portfolio assets” generally means total assets of a federal savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the bank’s business.

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

A federal savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2009, the Bank maintained 68.8% of its portfolio assets in qualified thrift investments.

Capital Distributions.  OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application for approval of a capital distribution if:

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution, the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income borrowers. In conducting an examination of a federal savings bank, the OTS is required to assess the bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent examination conducted by the OTS.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution. The Company and its non-savings bank subsidiary are affiliates of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OTS regulations prohibit a bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties” which includes officers, directors, stockholders and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OTS is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings institutions. For this purpose, a federal savings bank is placed in one of the following five categories based on the bank’s capital:

•                  well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•                  adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•                  undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•                  significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•                  critically undercapitalized (less than 2% tangible capital).

Generally, the OTS is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific timeframes. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. Any holding company for a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  The bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. The Bank opted to participate in the FDIC’s Temporary Liquidity Guarantee Program.  See “Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC issued a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC issued a final rule that alters the way it calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special five basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment is capped at 10 basis points of an institution’s domestic deposits.  Future special assessments could also be assessed.  We incurred expense of $1,102,000 during the quarter ended June 30, 2009 as a result of the special assessment.

The FDIC adopted a rule pursuant to which all insured depository institutions are required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  This pre-payment, which was due on December 30, 2009, amounted to $6,184,000 for the Bank. The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and will be amortized to expense over three years.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2009, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The guarantee remains in effect until June 30, 2012. In return for the guarantee, participating institutions pay the FDIC a fee based on the amount and maturity of the debt. The Bank opted not to participate in this component of the program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. Through December 31, 2009 an annualized 10 basis point assessment on balances in non-interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the program.  Beginning January 1, 2010, institutions that have not opted out of this component of the program will be subject to increased quarterly fees, the amount of which will be based on the institution’s risk category rating assigned with respect to regular FDIC assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008 provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the bank or its affiliates or not obtain services of a competitor of the bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount ranging from 3.0% to 4.5% of its borrowings from the FHLB, depending on the maturity of individual borrowings. As of December 31, 2009, the Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2009, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•                  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•                  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                  Truth in Savings Act; and

•                  rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                  Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•                  The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•                  The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting, they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting, and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Cease and Desist Order

On February 19, 2009, the Bank and Eastern stipulated and consented to a Cease and Desist Order (the “Order”) issued by the OTS. The Order became effective February 20, 2009. The Order was issued as a result of findings identified in the course of a regular examination of the Bank conducted as of September 8, 2008 relating to non-compliance by Eastern and the indirect auto lending department of the Bank with certain laws and regulations, including the Bank Secrecy Act (“BSA”), Anti-Money Laundering (“AML”) and Office of Foreign Asset Control (“OFAC”) Compliance Programs. The Order required Eastern and the indirect automobile lending department of the Bank to conduct a thorough risk assessment of their BSA/AML/OFAC risk exposure, develop and implement a comprehensive BSA/AML/OFAC Program and to take certain other actions specified in the Order. Eastern and the Company performed the actions required as specified in the Order to Cease and Desist and reported those actions to the OTS by the stipulated deadline dates.  Effective August 7, 2009, the OTS issued an Order terminating in its entirety their Cease and Desist Order that went into effect on February 20, 2009.

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

Taxable Distributions and Recapture. Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2009, the Bank’s total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Recent tax legislation allows net operating losses incurred in 2008 and 2009 to be carried back up to five years. Additionally, for the alternative minimum tax, losses incurred in 2008 and 2009 would be able to fully offset alternative tax income when utilized. At December 31, 2009, the Company had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

The Company and the Bank were subject to an annual excise tax imposed by the Commonwealth of Massachusetts equal to 10.5% of their taxable income in 2009. Combined reporting by the Company and the Bank became permissible under Massachusetts statutes for taxable calendar years commencing in 2009.  Massachusetts taxable income is defined as federal taxable income subject to certain modifications. Through the fiscal year ended December 31, 2008, the modifications allowed as a deduction from taxable income an amount equal to 95% of dividend payments received from subsidiaries and deductions for certain expenses allocated to federally tax exempt obligations. Commencing January 1, 2009, dividend payments by the Bank to the Company are not taxable to the extent the dividends are a distribution of earnings generated after the year ended December 31, 2008.

The investment subsidiaries of the Company and the Bank are not subject to the corporate excise tax, but instead are taxed on their gross income at a rate of 1.32%.  Each investment subsidiary files a separate annual tax return.

As a result of a legislative change enacted in the third quarter of 2008, the annual tax rate on taxable income payable to the Commonwealth of Massachusetts will drop to 10.0%, 9.5% and 9.0% for the Company’s tax years beginning January 1, 2010, January 1, 2011 and January 1, 2012, respectively.

Eastern is a limited liability company and, accordingly, it does not pay federal or state income taxes. Instead, the owners of Eastern must include in their taxable income their proportionate share of Eastern’s taxable earnings. Such earnings are apportioned to the states in which the income was derived. Brookline reports its share of Eastern’s taxable income in tax returns that are filed with New York State, the City of New York and four other states. Tax rates range from 7.00% to 10.84% on the taxable income apportioned to the states and the City of New York.

Access to Information

The Company’s common stock is listed on the NASDAQ under the symbol “BRKL”. The Company’s internet address is www.brooklinebank.com. The Company makes available on or through its internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Press releases are also maintained on the Company’s website.  Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Item 1A.  Risk Factors

Changes to Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition.

The Company makes most of its earnings based on the difference between interest it earns compared to interest it pays. This difference is called the “interest spread.”  The Company earns interest on loans and, to a much lesser extent, on securities and short-term investments. These are called “interest-earning assets.”  The Company pays interest on some forms of deposits and on funds it borrows from other sources.  These are called “interest-bearing liabilities.”

The Company’s interest spread can change depending on when interest rates earned on interest-earning assets change compared to when interest rates paid on interest-bearing liabilities change.  Some rate changes occur while these assets or liabilities are still on the Company’s books.  Other rate changes occur when these assets or liabilities mature and are replaced by new interest-earning assets or interest-bearing liabilities at different rates. It may be difficult to replace interest-earning assets quickly, since customers may not want to borrow money when interest rates are high, or the Company may not be able to make loans that meet its lending standards.  The Company’s interest spread may also change based on the mix of interest-earning assets and interest-bearing liabilities.

The Company’s interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, the Company will earn less on some of its interest-earning assets while it is still locked into paying higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, the Company might have to pay more on some of its interest-bearing liabilities while it is still locked in to receiving lower rates on some of its interest-earning assets.

While the Company manages this risk using different techniques, future fluctuations in interest rates could have a significant adverse effect on its operating results.

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition.

A significant part of the Company’s loan portfolio ($1.3 billion) is concentrated in commercial, multi-family, residential and construction loans secured by real estate located primarily in eastern Massachusetts. Property values have declined during the past two years. Further declines could cause the Company to experience a higher level of loan losses in coming years. In addition to real estate loans, the Company’s loan portfolio includes $541 million of indirect automobile loans, $166 million of loans to finance equipment to small businesses and $131 million of other commercial loans underwritten on the basis of the cash flows produced by the borrower’s business, assets pledged as collateral and personal guarantees. Recent weakness in the economy has affected the ability of borrowers to repay loans in the past two years and could result in a further increase in loan losses in 2010 and possibly thereafter.

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease.

The Company is exposed to the risk that customers will not be able to repay their loans. This risk is inherent in the lending business. There is also the risk that the customers’ collateral will not be sufficient to cover the balance of their loans, as underlying collateral values fluctuate with market changes.

The Company maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. While the Company seeks to use the best available information to make its evaluations, and at December 31, 2009, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors. The occurrence of these events could have a significant adverse effect on the Company’s financial condition and operating results.

The Cost of Acquisitions and Other Growth Initiatives Could Have an Adverse Effect on Earnings.

In January 2005, the Company acquired Mystic and, in April 2006, the Company increased its ownership interest in Eastern. Additionally, in recent years, the Company has recruited experienced loan officers to expand commercial business lending and, in 2009, recruited personnel to expand cash management services and to offer investment advisory services.

While acquisitions and other growth activities are important to the long-term success of the Company, there are risks associated with such initiatives. The initiatives often require investments and expenditures that can have a negative effect on operating results in the short-term and cause significant adverse consequences if the initiatives are not executed satisfactorily.

Competitor Initiatives Could Make it Difficult for Us to Sustain Adequate Profitability.

The Company faces significant competition for loans and deposits from other banks and financial institutions both within and beyond its local market place. Many of our competitors have substantially greater resources and higher lending limits than we do and may offer products and services that we do not, or cannot, provide. Many competitors are also willing to offer loans at lower rates or deposits at higher rates than the Company is offering. To compete with the pricing offered by competitors can result in lower profitability for the Company.

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition.

The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising the Company’s business can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

Changes in state and federal tax laws can make our business less profitable. Changes in the accounting rules we are required to follow may also make us less profitable. Changes in the government’s economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

The government agencies responsible for supervising our business can take drastic action if they think we are not conducting business safely or are too weak financially. They can force us to hold additional capital, pay higher deposit insurance premiums, stop paying dividends, stop making certain kinds of loans or stop offering certain kinds of deposits. If the agencies took any of these steps or other similar steps, it would probably make our business less profitable.

Systems Failures, Interruptions or Breaches of Security Could Have an Adverse Effect on Our Financial Condition and Results of Operations.

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

Changes in Technology Could Make it Difficult for Us to Compete Effectively.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.           Properties

At December 31, 2009, the Bank conducted its business from its main office located in Brookline, seventeen other banking offices located in Brookline, Medford and adjacent communities in Middlesex, Norfolk and Suffolk counties in Massachusetts, an operations center of the Bank, two administration offices in Brookline and an office in Newton, Massachusetts used to conduct the Bank’s auto lending business. In addition to its main office, the Bank owns three of its banking offices and leases all of its other locations. It also has three remote ATM locations, one of which is leased. Eastern conducts its business from leased premises in New York, New York. See “Lease Commitments” under note 13 of the Notes to Consolidated Financial Statements appearing elsewhere herein, for information regarding the Company’s lease commitments at December 31, 2009.

Item 3.           Legal Proceedings

A purported class action filed on February 21, 2007 against Brookline Bank asserting claims under the Massachusetts Uniform Commercial Code was dismissed with prejudice and without costs on November 20, 2009.  That action, captioned Mosca v. Brookline Bank, had been dismissed by the trial court and was pending appeal.  The parties entered into a settlement agreement and, pursuant to a joint stipulation for voluntary dismissal filed by both parties, the Massachusetts Appeals Court entered an order dismissing the appeal.  The resolution of this action did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of holders of common stock as of February 24, 2010 was 2,303. Market prices for the Company’s common stock and dividends paid per quarter during 2009 and 2008 follow.

	Market Prices		Dividend Paid
	High	Low	Per Share
2009
First Quarter	$10.74	$7.57	$0.285
Second Quarter	11.00	9.03	0.085
Third Quarter	12.50	9.07	0.085
Fourth Quarter	10.18	9.10	0.085

2008
First Quarter	$11.97	$8.99	$0.285
Second Quarter	12.10	9.44	0.085
Third Quarter	16.00	8.76	0.285
Fourth Quarter	13.01	8.90	0.085

Five Year Performance Comparison

The following graph compares total shareholder return on the Company’s common stock over the last five years with the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion.  Index values are as of December 31 of each of the indicated years.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Brookline Bancorp, Inc.	100.00	91.08	89.25	73.33	82.63	81.16
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL New England Thrift	100.00	108.45	141.33	117.11	123.25	117.27
SNL Thrift $1B-$5B	100.00	99.12	114.01	88.94	75.87	63.69

The graph assumes $100 invested on December 31, 2004 in each of the Company’s common stock, the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion.  The graph also assumes reinvestment of all dividends.

(b)         Not applicable.

(c)          The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1) (2) (3)

October 1 through December 31, 2009	—	—	2,195,590	4,804,410

(1)       On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to October 1, 2009, 2,195,590 shares authorized under this program had been repurchased. At December 31, 2009, 304,410 shares authorized under this program remained available for repurchase.

(2)       On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At December 31, 2009, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)       On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At December 31, 2009, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 6.           Selected Financial Data

The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$2,615,884	$2,613,005	$2,418,510	$2,373,040	$2,214,704

Loans	2,164,295	2,105,551	1,890,896	1,792,062	1,636,755

Allowance for loan losses (1)	31,083	28,296	24,445	23,024	22,248

Debt securities:
Available for sale	291,414	291,162	280,000	332,571	371,363

Held to maturity	112	161	189	233	410

Marketable equity securities	1,609	1,177	4,051	2,675	3,543

Goodwill and identified intangible assets	46,336	47,824	48,879	50,893	45,086

Deposits (excluding brokered deposits)	1,633,687	1,327,844	1,250,337	1,210,206	1,168,307

Brokered deposits	—	26,381	67,904	78,060	—

Borrowed funds and subordinated debt	468,766	737,418	555,023	475,898	423,725

Stockholders’ equity	487,317	493,869	518,708	582,893	602,450

Non-performing loans	6,233	6,059	2,730	900	480

Non-performing assets	7,663	8,195	5,399	1,959	973

(1)          The amount at December 31, 2005 includes $1,263, representing an allowance for unfunded loan commitments which in years subsequent to 2005 was included in other liabilities.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Operating Data:

Interest income	$139,059	$143,661	$145,542	$132,650	$107,096
Interest expense	53,756	68,995	73,462	62,471	39,050
Net interest income	85,303	74,666	72,080	70,179	68,046
Provision for credit losses	9,780	11,289	6,882	2,549	2,483
Net interest income after provision for credit losses	75,523	63,377	65,198	67,630	65,563
Gains (losses) on sales of securities, net	1,985	(214)	47	558	853
Losses on impairment of securities, net	(744)	(2,635)	—	—	—
Penalty from prepayment of borrowed funds	(2,292)	—	—	—	—
Other non-interest income	3,807	4,097	4,296	3,292	4,444
Merger/conversion expense	—	—	—	—	(894)
Amortization of identified intangible assets	(1,488)	(1,751)	(2,014)	(2,234)	(2,370)
Other non-interest expense	(43,643)	(41,164)	(38,169)	(34,635)	(30,693)
Income before income taxes	33,148	21,710	29,358	34,611	36,903
Provision for income taxes	13,413	8,489	11,241	13,459	14,873
Net income	19,735	13,221	18,117	21,152	22,030
Less net income attributable to noncontrolling interest in subsidiary	535	371	375	340	—
Net income attributable to Brookline Bancorp Inc.	$19,200	$12,850	$17,742	$20,812	$22,030

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005

Performance Ratios:

Return on average assets	0.73%	0.51%	0.75%	0.89%	1.01%

Return on average stockholders’ equity	3.94	2.56	3.23	3.53	3.61

Interest rate spread (1)	2.82	2.32	2.12	2.14	2.48

Net interest margin (1)	3.34	3.10	3.16	3.13	3.24

Dividend payout ratio	163.64	336.36	246.67	217.65	200.00

Capital Ratios:

Stockholders’ equity to total assets at end of year	18.63%	18.90%	21.45%	24.56%	27.20%

Tier 1 core capital ratio at end of year (2)	15.64	16.47	18.03	19.39	20.64

Asset Quality Ratios:

Non-performing assets as a percent of total assets at end of year	0.29%	0.31%	0.22%	0.08%	0.04%

Allowance for loan losses as a percent of loans at end of year (3)	1.44	1.34	1.29	1.28	1.36

Per Share Data:

Basic earnings per common share	$0.33	$0.22	$0.30	$0.34	$0.37

Diluted earnings per common share	$0.33	$0.22	$0.30	$0.34	$0.36

Number of shares outstanding at end of year (in thousands) (4)	59,031	58,373	57,990	61,584	61,584

Dividends paid per common share	$0.54	$0.74	$0.74	$0.74	$0.74

Book value per common share at end of year	$8.26	$8.46	$8.94	$9.47	$9.78

Tangible book value per common share at end of year	$7.47	$7.64	$8.10	$8.64	$9.05

Market value per common share at end of year	$9.91	$10.65	$10.16	$13.17	$14.17

(1)          Calculated on a fully-taxable equivalent basis.  In 2009, excluding interest income of $1,614 (in thousands) due to the payoff of a loan on which there was unaccreted discount, interest rate spread and net interest margin would have been 2.76% and 3.28%, respectively.

(2)          This regulatory ratio relates only to Brookline Bank.

(3)          The allowance for loan losses at December 31, 2005 included $1,263 (in thousands), representing an allowance for unfunded loan commitments which in years subsequent to 2005 was included in other liabilities. If such amount was excluded, the allowance as a percent of total loans at December 31, 2005 would have been 1.28%.

(4)          Common stock issued less treasury stock.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Economic Environment

In the second half of 2008 and throughout 2009, the national economy plunged into recession and unemployment rose to over 10%. While the economy in Massachusetts and, in particular, the greater Boston metropolitan area remained relatively stable, unemployment nonetheless rose to levels not seen in over the past thirty years. The deterioration in the economy made it difficult for some of the Company’s loan customers to make their loan payments and, as a result, the Company experienced elevated loan losses, particularly in its auto and Eastern loan portfolios.

While there have been signs recently that the economy has started to gradually improve, we expect the operating environment in 2010 to remain challenging. We implemented more conservative underwriting criteria over the past eighteen months and intend to continue applying such criteria in 2010. The volume of loan originations and loan losses will depend, to a large extent, on how the economy functions.

Loan and deposit growth is also greatly influenced by the rate setting actions of the Federal Open Market Committee (the

“FOMC”) of the Federal Reserve System. The FOMC lowered the rate for overnight federal fund borrowings between banks dramatically from 5.25% in September 2007 to a target range between zero and 0.25% in December 2008, the rate currently in effect. In 2009, the interest rate environment had a significant effect on deposit flows and yields earned on investments and loans. Rising rates in the future could cause changes in the mix and volume of the Company’s deposits and make it more difficult for certain borrowers to be eligible for new loans or to service their existing debt.

Critical Accounting Policies

The accounting policies described below are considered critical to understanding our financial condition and operating results. Such accounting policies are considered to be especially important because they involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about matters that are inherently uncertain. The use of different judgments, assumptions and estimates could result in material differences in our operating results or financial condition.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  Additions to the allowance are made through provisions for loan losses charged to operating earnings. Loan losses are charged off in the period loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.

Management evaluates the adequacy of the allowance on a quarterly basis and reviews its conclusion as to the amount to be established with the Watch Committee and the Audit Committee. The Watch Committee is comprised of the lead independent director of the Board of Directors, the chief executive officer, the chief financial officer, the chief credit officer, the senior lending officer and several other lending officers representing the loan segments of the Company. The Audit Committee was comprised of three independent directors in 2009 and will be comprised of five independent directors in 2010.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process, including the procedures for determination of impairment. A loan is deemed “impaired” when, based on current information and other factors, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. Evaluation procedures are applied to all loans except smaller balance homogenous loans. Loan evaluation considers the appraised value of a loan’s underlying collateral, loan payment history, the impact that local real estate market conditions may have on collateral values, the impact that current economic and business conditions may have on a borrower, current and historical experience of similar loans, internal and regulatory risk ratings, and the direction of interest rates. For multi-family and commercial real estate mortgage loans, the following additional factors related to the borrower or the underlying collateral are considered: occupancy levels for the property, the composition of tenants, cash flow estimates and the financial strength of personal guarantors.

The Company utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loans. Ratings assigned to larger loans are subject to periodic review by a credit officer. Adverse internal ratings are assigned to loans that are either not performing or exhibit certain weaknesses that could jeopardize payment in accordance with the original terms. On a quarterly basis, management reviews with the Watch Committee the status of each loan assigned one of the Company’s four adverse internal ratings and the judgments made in determining the valuation allowances allocated to such loans.

The allowance for loan losses attributed to the remainder of the loan portfolio, including homogenous indirect automobile, residential mortgage, home equity and other consumer loans, is established based on an evaluation of various factors. These factors include, but are not limited to, historical and recent trends in charge-offs, delinquencies and collateral values, geographic and industry concentrations, changes in internal risk ratings, other portfolio characteristics and current economic conditions. While management seeks to use the best available information to make evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, the obtaining of further information regarding known or yet to be identified problem loans, and other factors.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If fair value exceeds the carrying amount at the time of testing, goodwill is not considered impaired. Quoted market prices in active markets are the best evidence of fair value and are considered to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in valuation techniques could result in materially different evaluations of impairment.

Goodwill impairment testing was performed for the Company and Eastern. The annual goodwill impairment test of the Company was performed as of November 30, 2009, using the quoted market price of the Company’s common stock as of that date. On that basis, we determined that the fair value of the Company was in excess of its carrying value.

We also performed our annual goodwill impairment test of Eastern as of November 30, 2009.  In the past, the annual goodwill assessment relating to Eastern was performed as of December 31.  Due to time constraints in the annual closing process, we changed the date of the annual evaluation to November 30.  The change did not have any significant effect on the valuation process and results. Due to the absence of a quoted market price, the following factors were evaluated to determine whether the goodwill related to Eastern had been impaired: Eastern’s operating performance since our acquisition of a controlling interest in April 2006, the soundness of Eastern’s business fundamentals, Eastern’s projected operating results for the next five years, the acquisition premium that a willing buyer would have to pay for the Company to recover its investment in Eastern and the present value of projected cash flows. Based on our evaluation of those factors, we concluded there was no indication of goodwill impairment.

Investment Securities

Securities classified as available for sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

The market values of our securities, particularly our fixed rate securities, are affected by changes in market interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. On a quarterly basis, we review and evaluate fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If we deem any decline to be other than temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security’s cost and its fair value if we intend to sell the debt security prior to recovery or it is more-likely-than-not that we will have to sell the debt security prior to recovery. If, however, we do not intend to sell the debt security or we conclude that it is more-likely-than-not that we will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on our best estimate of cash flows expected to be collected.

Impairment losses charged to earnings in 2009, 2008 and 2007 were $744,000, $2,635,000 and none, respectively.

Financial Condition

The Company’s financial condition as of December 31, 2009, December 31, 2008 and December 31, 2007 included the following highlights:

•                  Loan growth of $58.7 million (2.8%) in 2009 and $214.7 million (11.4%) in 2008

•                  Deposit growth (excluding brokered deposits) of $305.8 million (23.0%) in 2009 and $77.5 million (6.2%) in 2008

•                  Non-performing assets of $7.7 million (0.29% of total assets) at December 31, 2009 compared to $8.2 million (0.31%) at December 31, 2008 and $5.4 million (0.22%) at December 31, 2007

•                  Allowance for loan losses of $31.1 million (1.44% of total loans) at December 31, 2009 compared to $28.3 million (1.34%) at December 31, 2008 and $24.4 million (1.29%) at December 31, 2007

•                  Reduction in borrowed funds and subordinated debt to $468.8 million at December 31, 2009 from $737.4 million at December 31, 2008 and $555.0 million at December 31, 2007

•                  Stockholders’ equity of $487.3 million (18.6% of total assets) at December 31, 2009 compared to $493.9 million (18.9%) at December 31, 2008 and $518.7 million (21.4%) at December 31, 2007

Total assets grew $2.9 million (0.1%) in 2009 compared to $194.5 million (8.0%) in 2008. The modest growth in 2009 was due primarily to a $50.2 million reduction in short-term investments and a $56.2 million reduction in indirect automobile (“auto”) loans outstanding. With the average yield on short-term investments declining from 2.60% in 2008 to 0.38% in 2009, it was not beneficial to earnings to maintain high balances in short-term investments. The decline in auto loans outstanding was attributable primarily to the lower volume of sales experienced by auto manufacturers which led to lower loan origination opportunities. Until the economy improves, it is possible that we may experience a further decline in auto loans outstanding.

Excluding auto loans, the loan portfolio grew $117.0 million (7.9%) in 2009 and $211.1 million (16.5%) in 2008. Commercial real estate and multi-family mortgage loans grew $109.8 million (13.9%) in 2009 and $111.0 million (16.4%) in 2008. This loan growth was due in part to changes in the competitive landscape. Some of the market participants who were lenient in their underwriting reduced their origination activity as they began to experience higher levels of non-performing loans and loan losses. This development resulted in more rational market conditions and enabled us to compete more effectively for quality commercial real estate and multi-family mortgage loans. Residential mortgage loans grew $68.0 million in 2008, but declined $26.1 million in 2009. Due to lower market rates, the Company decided to reduce its origination of residential mortgage loans in 2009.

Also contributing to loan growth were increases in commercial loans of $15.9 million (13.8%) in 2009 and $12.1 million (11.8%) in 2008, increases in Eastern loans of $18.2 million (12.4%) and $5.8 million (4.1%) and increases in home equity loans of $8.9 million (21.2%) and $7.0 million (20.0%) in those respective years.

Despite weakened economic conditions, non-performing assets remained modest in relation to total assets. The allowance for loan losses was increased in each of the past three years in light of overall loan growth and higher loan losses and loan delinquencies, especially in the auto and Eastern loan portfolios.

A substantial part of the growth in total deposits (excluding brokered deposits) in 2009 and all of the growth in total deposits in 2008 was in money market savings deposits. Those deposits increased $216.1 million (71.2%) in 2009 and $88.1 million (40.9%) in 2008. While certificates of deposit declined $10.6 million (1.3%) in 2008, they increased $47.4 million (6.0%) in 2009. Certificates of deposit comprised 51.0% of total deposits (excluding brokered deposits) at December 31, 2009 compared to 59.2% at December 31, 2008 and 63.7% at December 31, 2007. We believe the growth in deposits was due in part to the desire of certain depositors to place their funds in financial institutions with strong capital and also to our efforts to gather deposits from existing customer relationships. The shift in the mix of deposits was attributable primarily to the significant decline in rates offered on deposits. Depositors chose to place funds in more liquid accounts rather than in certificates of deposit with longer-term maturities.

With the influx of deposits in 2009, some of those funds were used to pay off brokered deposits and borrowings from the FHLB. The decline in stockholders’ equity in 2009 and 2008 resulted primarily from the payment of semi-annual extra dividends of $0.20 per share which exceeded earnings and, accordingly, represented a return of capital to stockholders. Payment of semi-annual extra dividends was ceased after the $0.20 per share payment to stockholders in February 2009.

Operating Results

Highlights from the results of operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 were as follows:

•                  Improvement in net interest margin to 3.34% in 2009 from 3.10% in 2008 and 3.16% in 2007.

•                  Receipt of $1,614,000 of interest income in 2009 resulting from the payoff of a loan on which there was unaccreted discount. Excluding that income, net interest margin would have been 3.28% in 2009.

•                  A reduction in the provision for credit losses to $9,780,000 in 2009 from $11,289,000 in 2008; the provision for credit losses was $6,882,000 in 2007.

•                  No dividend income on Federal Home Loan Bank of Boston (“FHLB”) stock in 2009 compared to $1,221,000 in 2008 and $1,770,000 in 2007.

•                  An increase in FDIC insurance to $2,853,000 in 2009 from $456,000 in 2008 and $152,000 in 2007. A special assessment of $1,102,000 was charged to expense in the 2009 second quarter.

•                  The sale of securities in 2009 (primarily mortgage-backed securities) resulted in pre-tax gains of $1,985,000. On an after-tax basis, the gains substantially offset penalties from prepayment of borrowings from the FHLB which amounted to $2,292,000 on a pre-tax basis in 2009. The transactions were done to improve net interest margin and to reduce the Company’s interest rate risk exposure. The sale of securities resulted in a pre-tax loss of $214,000 in 2008 and a pre-tax gain of $47,000 in 2007.

•                  Impairment losses on securities, net of non-credit losses, amounted to $744,000 in 2009 and $2,635,000 in 2008. There were no impairment losses on securities in 2007.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following table sets forth information about the Company’s average balances, interest income and rates earned on interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for 2009, 2008 and 2007. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Year ended December 31,
	2009			2008			2007

			Average			Average			Average
	Average		yield/	Average		yield/	Average		yield/
	balance	Interest (1)	cost	balance	Interest (1)	cost	balance	Interest (1)	cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$87,193	$328	0.38%	$98,169	$2,556	2.60%	$131,271	$6,697	5.10%
Debt securities (2).	288,265	10,621	3.68	296,334	13,914	4.70	283,841	14,251	5.02
Equity securities (2)	37,617	128	0.34	34,914	1,497	4.29	28,726	1,928	6.71
Mortgage loans (3) (4)	1,273,264	70,668	5.55	1,121,366	66,412	5.92	1,033,749	65,865	6.37
Commercial loans - Eastern (3)	153,611	13,814	8.99	143,671	13,747	9.57	134,773	14,264	10.58
Other commercial loans (3)	122,531	5,747	4.69	109,704	6,149	5.60	79,356	5,565	7.01
Indirect automobile loans (3)	587,010	37,611	6.41	612,564	39,443	6.44	598,751	37,092	6.19
Other consumer loans (3)	3,918	207	5.28	3,855	242	6.28	3,413	264	7.74
Total interest-earning assets (4)	2,553,409	139,124	5.45%	2,420,577	143,960	5.95%	2,293,880	145,926	6.36%
Allowance for loan losses	(29,116)			(25,554)			(23,266)
Non interest-earning assets	106,844			102,005			98,898
Total assets	$2,631,137			$2,497,028			$2,369,512

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$90,490	168	0.19%	$83,868	229	0.27%	$83,991	258	0.31%
Savings accounts	91,622	928	1.01	88,105	1,205	1.37	93,346	1,512	1.62
Money market savings accounts	381,746	5,711	1.50	255,468	6,158	2.41	218,691	6,215	2.84
Certificates of deposit	843,174	23,785	2.82	791,889	31,853	4.02	765,078	37,061	4.84
Total deposits (excluding brokered deposits) (7)	1,407,032	30,592	2.17	1,219,330	39,445	3.24	1,161,106	45,046	3.88
Brokered deposits	7,908	425	5.36	40,922	2,208	5.40	74,558	4,013	5.38
Total deposits	1,414,940	31,017	2.19	1,260,252	41,653	3.31	1,235,664	49,059	3.97
Borrowed funds	626,904	22,739	3.63	641,131	27,277	4.25	488,210	23,737	4.86
Subordinated debt	—	—	—	861	65	7.55	8,580	666	7.76
Total interest-bearing liabilities	2,041,844	53,756	2.63%	1,902,244	68,995	3.63%	1,732,454	73,462	4.24%
Non-interest-bearing demand checking accounts	75,569			66,651			62,803
Other liabilities	23,989			24,747			24,193
Total liabilities	2,141,402			1,993,642			1,819,450
Brookline Bancorp, Inc. stockholders’ equity	487,884			501,683			548,722
Noncontrolling interest in subsidiary	1,851			1,703			1,340
Total liabilities and equity	$2,631,137			$2,497,028			$2,369,512
Net interest income (tax equivalent basis)/interest rate spread (4) (5)		85,368	2.82%		74,965	2.32%		72,464	2.12%
Less adjustment of tax exempt income		65			299			384
Net interest income		$85,303			$74,666			$72,080
Net interest margin (5) (6)			3.34%			3.10%			3.16%

(1)          Tax exempt income on equity and debt securities is included on a tax equivalent basis.

(2)          Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)          Loans on non-accrual status are included in average balances.

(4)          In the 2009 period, interest income includes $1,614 due to the payoff of a loan on which there was unaccreted discount. Excluding this income, the yield on mortgage loans and interest-earning assets would have been 5.49% and 5.39%, respectively. Interest rate spread and net interest margin would have been 2.76% and 3.28%, respectively.

(5)          Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

(7)          Including non-interest bearing checking accounts, the average interest rate on total deposits, excluding brokered deposits, in the years ended December 31, 2009, 2008 and 2007 was 2.06%, 3.07% and 3.68%, respectively.

Highlights from the preceding table follow.

•                  Interest income in 2009 included $1,614,000 that resulted from full payment of a mortgage loan in the second quarter on which there was unaccreted discount. Excluding that income, net interest income was 12.1% higher in 2009 than in 2008. The increase was due primarily to loan and deposit growth and improvement in net interest margin. Net interest income was 3.6% higher in 2008 than in 2007 due to loan and deposit growth offset in part by a decline in net interest margin.

•                  The average balance of interest-earning assets grew $132.8 million (5.5%) between 2009 and 2008 and $126.7 million (5.5%) between 2008 and 2007. All of the asset growth resulted from loan growth of $149.2 million (7.5%) between 2009 and 2008 and $141.1 million (7.6%) between 2008 and 2007.

•                  The yield on the average balance of short-term investments declined from 5.10% in 2007 to 2.60% in 2008 and 0.38% in 2009, reflecting the rate setting actions of the FOMC described earlier herein. The decline in the yield on the average balance of equity securities from 6.71% in 2007 to 4.29% in 2008 and 0.34% in 2009 was due primarily to the elimination of dividend income on FHLB stock owned by the Company.

•                  The average balance of deposits, excluding brokered deposits, increased $196.6 million (15.3%) between 2009 and 2008 and $62.1 million (5.1%) between 2008 and 2007. The average balance of non-interest bearing demand checking accounts increased $8.9 million (13.4%) and $3.8 million (6.1%) between those respective periods.

•                  The average balance of certificates of deposit, excluding brokered deposits, expressed as a percent of the average balance of total deposits, excluding brokered deposits, declined from 62.5% in 2007 to 61.6% in 2008 and 56.9% in 2009. The average balance comprised of money market savings accounts increased from 17.9% to 19.9% and 25.7% in those respective periods. Since money market savings accounts can be withdrawn at any time, interest rates paid on those deposits are generally lower than interest rates paid on certificates of deposit. We believe the shift in the mix of deposits was attributable in part to the desire of depositors to have their funds placed in more liquid accounts during this time of weakened economic conditions.

•                  The average balance of brokered deposits declined from $74.6 million in 2007 to $40.9 million in 2008 and $7.9 million in 2009. These funds were obtained in connection with the acquisition of a controlling interest in Eastern and were used to pay off existing debt obligations of Eastern. When obtained, the rates on the brokered deposits compared favorably to other alternative forms of borrowings. Brokered deposits were paid in full in the 2009 second quarter.

•                  Interest rate spread improved from 2.12% in 2007 to 2.32% in 2008 and 2.82% in 2009 (2.76% excluding the $1,614,000 of interest income referred to above). The improvement in spread resulted primarily from more rapid reductions in rates paid on deposits and borrowed funds than in rates earned on loans and investments.

•                  Net interest margin increased to 3.34% in 2009 (3.28% excluding the $1,614,000 of interest income referred to above) from 3.10% in 2008 and 3.16% in 2007. The improvement in 2009 was attributable to the matters mentioned above. The decline in 2008 was due in part to foregone interest income resulting from a $47.0 million reduction in the average balance of stockholders’ equity between 2008 and 2007 caused primarily by the payment of semi-annual extra dividends and repurchase of the Company’s common stock.

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

	Year ended December 31, 2009			Year ended December 31, 2008
	compared to			compared to
	year ended December 31, 2008			year ended December 31, 2007
	Increase (decrease)			Increase (decrease)
	due to			due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Short-term investments	$(258)	$(1,970)	$(2,228)	$(1,408)	$(2,733)	$(4,141)
Debt securities	(370)	(2,923)	(3,293)	611	(948)	(337)
Equity securities	108	(1,477)	(1,369)	359	(790)	(431)
Mortgage loans	8,610	(4,354)	4,256	5,368	(4,821)	547
Commercial loans - Eastern	920	(853)	67	905	(1,422)	(517)
Other commercial loans	670	(1,072)	(402)	1,848	(1,264)	584
Indirect automobile loans	(1,638)	(194)	(1,832)	868	1,483	2,351
Other consumer loans	4	(39)	(35)	32	(54)	(22)
Total interest income	8,046	(12,882)	(4,836)	8,583	(10,549)	(1,966)

Interest expense:
Deposits:
NOW accounts	17	(78)	(61)	—	(29)	(29)
Savings accounts	46	(323)	(277)	(81)	(226)	(307)
Money market savings accounts	2,391	(2,838)	(447)	962	(1,019)	(57)
Certificates of deposit	1,953	(10,020)	(8,067)	1,261	(6,469)	(5,208)
Total deposits (excluding brokered deposits)	4,407	(13,259)	(8,852)	2,142	(7,743)	(5,601)
Brokered deposits	(1,770)	(14)	(1,784)	(1,815)	10	(1,805)
Total deposits	2,637	(13,273)	(10,636)	327	(7,733)	(7,406)
Borrowed funds	(594)	(3,944)	(4,538)	6,771	(3,231)	3,540
Subordinated debt	(33)	(32)	(65)	(583)	(18)	(601)
Total interest expense	2,010	(17,249)	(15,239)	6,515	(10,982)	(4,467)

Net change in net interest income	$6,036	$4,367	$10,403	$2,068	$433	$2,501

Highlights from the above table follow.

•                  The increase in net interest income in 2009 compared to 2008 resulted from growth in mortgage loans and commercial loans, reductions in brokered deposits and borrowed funds and lower rates paid on deposits and borrowed funds, offset in part by a reduction in auto loans and asset yields and an increase in deposits, excluding brokered deposits.

•                  The increase in net interest income in 2008 compared to 2007 resulted from asset growth (primarily in the mortgage loan, commercial loan and auto loan portfolios) and lower rates paid on deposits and borrowed funds, offset in part by a reduction in asset yields and an increase in the outstanding balances of deposits (excluding brokered deposits) and borrowings from the FHLB.

Provision for Credit Losses

The provision for credit losses was $9,780,000 in 2009, $11,289,000 in 2008 and $6,882,000 in 2007. The provision is comprised of amounts relating to the auto loan portfolio, the Eastern loan portfolio, the remainder of the Company’s loan portfolio and unfunded credit commitments.

Auto Loans

The auto loan portfolio amounted to $541.0 million at the end of 2009 compared to $597.2 million at the end of 2008 and $594.3 million at the end of 2007. The reduction in auto loans in 2009 resulted from lower loan originations as the auto industry experienced lower sales and lenders affiliated with auto manufacturers offered loan terms at low rates which we chose not to match.

Due to rising delinquencies and charge-offs as well as deterioration in the economy, we took steps in the second half of 2007 to tighten our underwriting criteria. Also, effective July 1, 2008, we curtailed dealer accommodation loans due to the higher risks normally associated with such loans. These changes in underwriting had a positive effect on loan quality. Loans originated to borrowers with credit scores below 660 declined from $40.0 million, or 11.8% of loans originated in 2007, to $14.9 million (5.1%) of loans originated in 2008 and $5.0 million (2.5%) in 2009. The average credit score of the borrower to whom auto loans were made in 2009 was 757.

Auto loans delinquent over 30 days were $11.0 million, or 2.02% of loans outstanding at the end of 2009, compared to $13.1 million (2.20%) at the end of 2008 and $11.7 million (1.98%) at the end of 2007. Auto loan net charge-offs were $5,708,000, or 1.00% of the average of loans outstanding in 2009, compared to $6,671,000 (1.12%) in 2008 and $3,989,000 (0.68%) in 2007.

The provision for auto loan losses was $6,250,000 in 2009, $8,946,000 in 2008 and $5,474,000 in 2007 and the allowance for auto loan losses at the end of those years was $8,479,000 (1.57% of loans outstanding), $7,937,000 (1.33%) and $5,662,000 (0.95%), respectively.

Eastern Loans

Eastern loans amounted to $165.7 million at the end of 2009 compared to $147.4 million at the end of 2008 and $141.7 million at the end of 2007. Eastern loans delinquent over 30 days declined to $2,335,000 (1.41%) at the end of 2009 from $2,929,000 (1.99%) at the end of 2008 and $2,651,000, or 1.87% of loans outstanding at the end of 2007.

The total of Eastern loans on watch, restructured loans and non-accrual loans was $6,317,000 at the end of 2009 compared to $8,049,000 at the end of 2008 and $6,356,000 at the end of 2007 and the allowance for Eastern loan losses was $3,057,000 (1.85% of loans outstanding), $2,577,000 (1.75%) and $2,427,000 (1.71%) at the end of those respective years.

The provision for Eastern loan losses was $1,544,000 in 2009, $1,143,000 in 2008 and $1,233,000 in 2007. Net charge-offs in those years were $1,064,000, $1,005,000 and $1,102,000, respectively. Additionally, write-downs of assets acquired through repossession charged to earnings amounted to $476,000, $198,000 and $152,000 in those respective years. The annualized rate of net charge-offs, combined with write-downs of assets acquired, equaled 1.00% of the average of loans outstanding in 2009, 0.84% in 2008 and 0.93% in 2007.

Mortgage Loans, Commercial Loans and Other Consumer Loans

At the end of 2009, the remainder of the Company’s loan portfolio was $1.442 billion, of which $1.305 billion was in mortgage loans, $131 million in commercial loans and $6 million in other consumer loans. Growth in these loans amounted to $99 million in 2009, $205 million in 2008 and $28 million in 2007. Most of the growth in 2009 and 2008 was in mortgage loans while most of the growth in 2007 was in commercial loans.

Loans on non-accrual in the portfolios mentioned in the preceding paragraph were $4,131,000 at end of 2009 compared to $2,950,000 at the end of 2008 and $38,000 at the end of 2007. Additionally, $656,000 of residential mortgage loans were classified as restructured at the end of 2009.

The provisions for loan losses related to the loans mentioned in the second preceding paragraph were $1,986,000 in 2009, $1,504,000 in 2008 and $175,000 in 2007. The provisions resulted primarily from loan growth in those respective years, assignment of reserves on certain loans and a $318,000 charge-off on one commercial real estate loan in 2009. No other charge-offs were experienced in 2009, 2008 and 2007 other than a $65,000 commercial loan charge-off in 2008 and inconsequential amounts of consumer loans in each of those years.

Liability for Unfunded Credit Commitments

The liability for unfunded credit commitments was $1,083,000 at December 31, 2009. The liability was reduced by $100,000 in 2009 and $304,000 in 2008 through credits to the provision for credit losses. In 2007, the liability was increased by $201,000 through a charge to the provision for credit losses. These movements in the balance of the liability account were made to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in 2009, 2008 or 2007.

Impairment Losses on Securities

In 2009, impairment losses on securities (net of non-credit losses) of $744,000 were charged to earnings as a result of write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association (“FNMA”)

and Merrill Lynch & Co., Inc. (now part of Bank of America Corporation or “B of A”) of $103,000 and $572,000, respectively, and $69,000 of write-downs in the carrying value of a trust preferred security. Impairment losses resulting from write-downs of perpetual preferred stocks amounted to $2,635,000 in 2008, of which $2,159,000 related to FNMA perpetual preferred stock and $476,000 to B of A perpetual preferred stock.

Perpetual preferred stocks are carried in the marketable equity securities portfolio of the Company. After the write-downs mentioned in the preceding paragraph, the FNMA perpetual preferred stock was sold at a gain of $14,000 and the aggregate carrying value of the B of A perpetual preferred stock had been reduced to $360,000; the estimated fair value of that stock was $1,060,000 at December 31, 2009.

See Note 4 to the Consolidated Financial Statements appearing elsewhere herein for information regarding the $69,000 write-down in the carrying value of the trust preferred security referred to in the second preceding paragraph.

Sales of Securities and Prepayment of Borrowed Funds

In the second quarter of 2009, $26.1 million of mortgage-backed securities were sold at a gain of $346,000 and $25.2 million of the proceeds were reinvested in corporate obligations. In the third and fourth quarters of 2009, $20.5 million and $26.0 million, respectively, of mortgage-backed securities were sold at gains of $594,000 and $1,032,000, respectively, and the proceeds were used to prepay high rate borrowings from the FHLB. On an after-tax basis, the gains substantially offset penalties of $2,292,000 resulting from the prepayment in 2009 of $76.0 million of FHLB borrowings. These transactions were made to improve net interest margin and to reduce (a) the Company’s investment concentration in mortgage-backed securities, (b) its exposure to the risk of extension of the estimated life of its mortgage-backed securities in a rising interest rate environment and (c) its one year cumulative negative gap position.

In addition to the sales referred to above, sales of other securities resulted in a gain of $14,000 in 2009, a loss of $214,000 in 2008 and a gain of $47,000 in 2007.

Other Operating Highlights

Fees, Charges and Other Income

Income from these sources was $3,807,000 in 2009, $4,097,000 in 2008 and $4,296,000 in 2007. The declines were due primarily to less overdraft fees, less revenue on balances relating to outstanding checks and less loan related fees, offset in part in 2008 by a payment received in connection with resolution of litigation in our favor.

Non-Interest Expense

Amortization of identified intangible assets amounted to $1,488,000 in 2009, $1,751,000 in 2008 and $2,014,000 in 2007. The declines are attributable to the amortization of a core deposit intangible resulting from the acquisition of Mystic over nine years on an accelerated basis using the sum-of-the-digits method. Excluding those charges, non-interest expenses rose from $38.2 million in 2007 to $41.2 million in 2008 (a 7.8% increase) and to $43.6 million in 2009 (a 6.0% increase).

The higher expenses in 2009 compared to 2008 were due primarily to a $2,397,000 increase in FDIC insurance, $1,102,000 of which was a special assessment in the second quarter of 2009. Higher expenses for personnel, data processing services and professional fees were partially offset by reductions in expense for restricted stock awards and supplemental retirement benefits.

The higher expenses in 2008 compared to 2007 were due primarily to legal fees relating to non-recurring matters, higher FDIC insurance premiums, supplemental retirement costs and marketing expenses, costs associated with a new branch, added personnel in the commercial lending and deposit areas, and higher costs for loan collection and auto repossessions.

Provision for Income Taxes

The effective rate of income taxes was 40.5% in 2009, 39.1% in 2008 and 38.3% in 2007. The higher rates were due primarily to a lower portion of taxable income being earned by the Company’s investment securities subsidiaries and lesser amounts of tax-exempt income. Income in investment securities subsidiaries is subject to a lower rate of state taxation than the rate on income earned by the Company and its other subsidiaries.

Investment Securities

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$100,762	$100,683	$3,003	$3,089	$80,621	$80,904
Municipal obligations	750	788	750	752	4,531	4,513
Auction rate municipal obligations	3,700	3,130	5,200	4,517	13,050	13,050
Corporate obligations	36,879	36,814	4,594	3,428	4,779	4,578
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	22,218	22,518	100,614	101,633	129,137	129,551
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	124,808	127,481	174,884	177,743	47,182	46,904
Other obligations	—	—	—	—	500	500
Total debt securities	289,117	291,414	289,045	291,162	279,800	280,000
Marketable equity securities	793	1,609	1,501	1,177	4,464	4,051
Total securities available for sale	289,910	293,023	290,546	292,339	284,264	284,051
Net unrealized gains (losses) on securities available for sale	3,113	—	1,793	—	(213)	—
Total securities available for sale, net	$293,023	$293,023	$292,339	$292,339	$284,051	$284,051

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$112	$121	$161	$171	$189	$199
Total securities held to maturity	$112	$121	$161	$171	$189	$199

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$35,960		$35,960		$27,769
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	122		122		121
Total restricted equity securities	$36,335		$36,335		$28,143

The investment securities portfolio exists for earnings generation in the form of interest and dividend income, liquidity, interest rate risk management, asset diversification and tax planning. Securities available for sale are utilized as part of the Company’s asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity concentrations and regulatory capital requirements.

The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis.

U.S. Government-Sponsored Enterprises

Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

In 2007, most of the Company’s investment purchases were debt securities issued by U.S. Government-sponsored enterprises with maturities primarily in the eighteen month to thirty month range. The Company concentrated on acquiring debt securities with short maturities to reduce interest rate risk during a period of uncertainty as to the direction of interest rates. As U.S. Government-sponsored enterprises experienced rising losses and capital erosion in 2008, especially FNMA and Freddie Mac, we decided to stop purchasing debt securities issued by them. In 2009, we recommenced the purchase of debt securities issued by U.S. Government-sponsored enterprises.  As of December 31, 2009, the securities purchased will mature primarily within three years from that date.

Municipal Obligations and Auction Rate Municipal Obligations

The Company owned only one remaining municipal obligation at December 31, 2009; it matures on August 1, 2014 and was rated “AAA” by a rating firm at that date.

Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days. The reduction in the amount invested in such obligations in 2009 and 2008 resulted from redemptions at par by issuers.

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

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at December 31, 2009 was $3,130,000, or $570,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

In 2009, the Company increased its investment in corporate obligations in order to diversify its investment portfolio and improve the overall yield on investments. The corporate debt securities owned at December 31, 2009 will mature primarily within three years.

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago.  PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments can be segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2009, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The unpaid balance of PreTSL VI was $259,000 at December 31, 2009. One of the issuers, representing 61% of the pool, has deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, its fair value was determined to be $151,000 at December 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $108,000 unrealized loss on the security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 as a credit impairment loss and $39,000 was charged to other comprehensive income in 2009.

The unpaid balance of PreTSL XXVIII was $971,000 at December 31, 2009 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $657,000 at that date. The unrealized loss of $314,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers comprising the pool represent more than 4% of the entire pool. Nine issuers representing approximately 13% of the remaining aggregate investment pool at December 31, 2009 were in default at that date.

At December 31, 2009, the aggregate carrying value of other trust preferred securities owned by the Company was $3,351,000 and the aggregate market value was $2,842,000. The aggregate unrealized loss on these securities of $509,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

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

CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as residual interest with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches”, or classes, whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage related securities, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received pro rata by all security holders (and hence, prepayment risk is shared), the cash flow from the mortgages or mortgage related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Generally, the Company has invested in the first tranche of CMOs.

Mortgage securities acquired in 2009, 2008 and 2007 were purchased mostly because of their higher yield in relation to other investment possibilities and their guarantee by the issuing U.S. Government-sponsored enterprises.  In 2009, $72.6 million of mortgage-backed securities were sold to reduce the Company’s investment concentration in mortgage-backed securities in a rising interest rate environment.

Marketable Equity Securities

At December 31, 2009, the Company owned marketable equity securities with a fair value of $1,609,000, including net unrealized gains of $833,000 and net unrealized losses of $17,000. The securities include perpetual preferred stock originally issued by Merrill Lynch & Co., Inc. (now Bank of America) with a fair value of $1,060,000 and stocks of banks and utility companies with an aggregate fair value of $549,000.

Restricted Equity Securities

At December 31, 2009, the Company owned stock in the FHLB with a carrying value of $36.0 million.  At December 31, 2009, the FHLB had total assets of $62.5 billion and total capital of $2.8 billion, of which $142.6 million was retained earnings. Based on information available as of September 30, 2009, the FHLB was classified as “adequately capitalized” by its regulator.

The FHLB’s capital at December 31, 2009 included accumulated comprehensive losses of $1.0 billion relating to the non-credit portion of other-than-temporary losses on held-to-maturity securities.  Such securities included private-label mortgage-backed securities owned by the FHLB with an amortized cost of $3.6 billion.  In the future, if unrealized losses on the FHLB’s private-label mortgage backed securities are deemed to be other-than-temporary related credit losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value.  The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock. See note 4 to the consolidated financial statements appearing elsewhere herein for more information about the FHLB.

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio at the date indicated.

	At December 31, 2009
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	average	Carrying	average	Carrying	average	Carrying	average	Carrying	average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$27,762	0.44%	$72,921	1.66%	$—	—	$—	—%	$100,683	1.32%
Municipal obligations (1)	—	—	—	—	788	3.38%	—	—	788	3.38
Auction rate municipal obligations	—	—	—	—	—	—	3,130	0.56	3,130	0.56
Corporate obligations	—	—	30,395	3.53	2,769	1.84	3,650	5.11	36,814	3.56
Collateralized mortgage obligations	—	—	416	4.98	9,048	4.56	13,054	4.43	22,518	4.49
Mortgage-backed securities	5,961	3.78	40,210	3.61	65,626	3.69	15,684	4.07	127,481	3.72
Total debt securities	33,723	1.03	143,942	2.61	78,231	3.72	35,518	4.00	291,414	2.89
Other marketable equity securities (1)									1,609	3.72
Total securities available for sale									293,023	2.90
Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	112	6.67	112	6.67
Restricted equity securities:
Federal Home Loan Bank of Boston stock									35,960	—
Massachusetts Savings Bank Life Insurance Company stock (1)									253	4.57
Other stock									122	—
Total restricted equity securities (1)									36,335	0.03
Total securities	$33,723	1.03%	$143,942	2.61%	$78,231	3.72%	$35,630	4.01%	$329,470	2.58%

(1) The yields have been calculated on a tax equivalent basis.

Loans

The following table sets forth the comparison of the Company’s loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
One-to-four family	$336,319	15.65%	$362,454	17.36%	$294,391	15.71%	$285,857	16.08%	$280,619	17.26%
Multi-family	374,695	17.44	328,752	15.74	309,203	16.50	318,643	17.92	371,793	22.87
Commercial real estate	524,567	24.41	460,730	22.06	369,293	19.71	365,840	20.58	370,463	22.79
Construction and development	18,161	0.84	30,221	1.45	23,094	1.23	31,443	1.77	29,569	1.82
Home equity	51,054	2.38	42,118	2.02	35,110	1.87	36,432	2.05	42,924	2.64
Total mortgage loans	1,304,796	60.72	1,224,275	58.63	1,031,091	55.02	1,038,215	58.40	1,095,368	67.38
Commercial loans - Eastern	165,671	7.71	147,427	7.06	141,675	7.56	127,275	7.16	—	—
Other commercial loans	131,126	6.10	115,176	5.52	103,049	5.50	68,826	3.87	67,973	4.18
Indirect automobile loans	541,003	25.18	597,231	28.60	594,332	31.71	540,094	30.38	459,234	28.25
Other consumer loans	6,245	0.29	3,979	0.19	3,909	0.21	3,322	0.19	3,119	0.19
Total loans	2,148,841	100.00%	2,088,088	100.00%	1,874,056	100.00%	1,777,732	100.00%	1,625,694	100.00%
Deferred loan origination costs (fees):
Indirect automobile loans	12,960		15,349		15,445		13,175		11,150
Commercial loans - Eastern	1,010		752		824		991		—
Other loans	1,484		1,362		571		164		(89)
Total loans, net	$2,164,295		$2,105,551		$1,890,896		$1,792,062		$1,636,755

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

Many of the Company’s borrowers have done business with the Company for years and have more than one loan outstanding. It is the Company’s current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2009, one borrower had aggregate loans outstanding of $26.1 million that were approved by the Executive Committee of the Board of Directors. Including that borrower, there were 56 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2009. The cumulative total of those loans was $547.9 million, or 35.3% of loans outstanding (excluding indirect automobile loans, home equity loans and other consumer loans). Most of this cumulative amount is comprised of multi-family and commercial real estate mortgage loans and other commercial loans.

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

Competition for multi-family and commercial real estate mortgage loans, which had been intense for a few years, began to ease in the latter part of 2007. Loan pricing, which had been especially aggressive, started to improve. With that improvement, we became more active in originating loans in those lending segments. As a result, multi family mortgage loans grew $45.9 million (14.0%) in 2009 and $19.5 million (6.3%) in 2008 but declined $9.4 million (3.0%) in 2007, and commercial real estate mortgage loans grew $63.8 million (13.9%) in 2009, $91.4 million (24.8%) in 2008 and $3.5 million (0.9%) in 2007.  Over 92% of the multi-family and commercial real estate mortgage loans outstanding at December, 31 2009 are secured by properties located in Massachusetts. The commercial real estate portfolio at that date is comprised primarily of loans secured by retail stores ($229.6 million), office buildings ($137.9 million), mixed use properties ($85.0 million) and industrial properties ($59.5 million).

One-to-Four Family Mortgage Loans

The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company’s loan portfolio. One-to-four family mortgage loans increased by $8.5 million (3.0%) in 2007 and $68.1 million (23.1%) in 2008 but declined by $26.1 million (7.2%) in 2009.  Favorable market conditions enabled the growth in 2008. As loan pricing became more competitive in 2009, we decided to reduce our origination of residential mortgage loans.

Construction and Development Loans

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

Historically, construction and development lending has been a modest part of the Company’s loan originations.  At December 31, 2009, construction and development loans equaled $18.2 million or 0.8% of total loans outstanding at that date.  Included in the portfolio is one potential problem loan with an outstanding balance of $3,966,000.  This represents our 60% participation in a 60 unit condominium development project which is experiencing slow sales as a result of a stalled real estate market.  The loan is current and 50% of the loan balance is guaranteed by an individual with the desire and financial resources to work through current market conditions.  We classified the loan substandard and established a reserve of $450,000 as of December 31, 2009.

Commercial Loans - Eastern

The Eastern loan portfolio, which amounted to $165.7 million at December 31, 2009, grew $18.2 million (12.4%) in 2009, $5.8 million (4.1%) in 2008 and $14.4 million (11.3%) in 2007. The portfolio is comprised primarily of loans to finance coin-operated laundry, dry cleaning and convenience store equipment and businesses. The borrowers are located primarily in the metropolitan New York area, although the customer base extends to locations throughout the United States of America. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three to seven year life. In some instances, the life of a loan can extend to ten years.

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

The yields earned on Eastern’s loans are higher than those earned on commercial loans made by Brookline because they involve a higher degree of credit risk. Eastern’s customers are typically small business owners who operate with limited financial resources and who are more at risk when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets.

Other Commercial Loans

Other commercial loans, which amounted to $131.1 million at December 31, 2009 included loans to condominium associations of $37.5 million. Commercial loans grew $15.9 million (13.8%) in 2009, $12.1 million (11.8%) in 2008 and $34.2 million (49.7%) in 2007. The growth resulted from the hiring of senior officers with extensive experience in commercial lending.

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

Credit extensions are made to established businesses on the basis of an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business. We also participate in U.S. Government programs such as the Small Business Administration in both the 7A program and as a SBA preferred lender.

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

Indirect Automobile (“Auto”) Loans

Auto loans amounted to $541.0 million at December 31, 2009 compared to $597.2 million at December 31, 2008 and $594.3 million at December 31, 2007. The reduction in auto loans in 2009 resulted from lower loan originations as the auto industry experienced lower sales and lenders affiliated with auto manufacturers offered loan terms at low rates which we chose not to match.

The loans are for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to the Company. The vice president responsible for auto lending must approve the application of any dealer with whom the Company does business. The Company does business with over 200 dealerships located primarily in Massachusetts, Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed periodically for application quality, the ratio of loans approved to applications submitted and loan performance.

Loan applications are generated by approved dealers and data are entered into an application processing system. A credit bureau scorecard model is used in the underwriting process. The model is based on data accumulated by nationally recognized credit bureaus and is a risk assessment tool that analyzes an individual’s credit history and assigns a numeric credit score. The model meets the requirements of the Equal Credit Opportunity Act.

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

The Company’s auto loan policy limits the aggregate amount of loans with credit scores of less than 660 to 15% of loans outstanding. At December 31, 2009, loans with credit scores below 660 were approximately 6.7% of loans outstanding. The average-dollar weighted credit score of loans in the portfolio at that date was 742. See the subsection “Provision for Credit Losses — Auto Loans” appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom auto loans were made.

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

Loan Maturities and Repricing

The following table shows the contractual maturity and repricing dates of the Company’s loans at December 31, 2009. The table does not include projected prepayments or scheduled principal amortization.

	At December 31, 2009
	Real estate mortgage loans
	One-to- four family	Multi- family and commercial real estate	Construction and development	Home equity	Commercial loans - Eastern	Other commercial loans	Indirect automobile loans	Other loans	Total loans
	(In thousands)
Amounts due:
Within one year	$79,333	$246,326	$15,499	$51,054	$3,242	$70,064	$10,889	$4,020	$480,427
After one year:
More than one year to three years	51,548	171,429	2,662	—	29,617	16,302	112,597	2,174	386,329
More than three years to five years	133,086	279,530	—	—	53,534	22,356	316,076	51	804,633
More than five years to ten years	59,168	177,476	—	—	70,992	22,400	101,441	—	431,477
More than ten years	13,196	24,501	—	—	8,293	—	—	—	45,990
Total due after one year	256,998	652,936	2,662	—	162,436	61,058	530,114	2,225	1,668,429
Total amount due	$336,331	$899,262	$18,161	$51,054	$165,678	$131,122	$541,003	$6,245	2,148,856
Add (deduct):
Deferred loan origination costs:									12,960
Indirect automobile loans									1,010
Commercial loans - Eastern									1,484
Other loans									(15)
Acquisition fair value adjustments									$2,164,295
Net loans

The following table sets forth at December 31, 2009 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to-four family	$29,085	$227,913	$256,998
Multi-family and commercial real estate	305,436	347,500	652,936
Construction and development	2,462	200	2,662
Total mortgage loans	336,983	575,613	912,596
Commercial loans - Eastern	162,436	—	162,436
Other commercial loans	38,276	22,782	61,058
Indirect automobile loans	530,114	—	530,114
Other consumer loans	2,225	—	2,225
Total loans	$1,070,034	$598,395	$1,668,429

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable known and inherent credit losses in the loan portfolio. The manner in which the allowance is established is based on judgments, assumptions and estimates that are difficult, complex and subjective. Use of different judgments, assumptions and estimates could result in material differences in our operating results or financial condition. Accordingly, the policies that govern our assessment of the allowance for loan losses are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

The following table sets forth activity in the Company’s allowance for loan losses for the years presented in the table.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance at beginning of year	$28,296	$24,445	$23,024	$22,248	$17,540
Provision for loan losses	9,880	11,593	6,681	2,549	2,483
Allowance obtained through acquisitions	—	—	—	1,959	3,501
Transfer for off-balance sheet loan commitments	—	—	—	(1,286)	—
Charge-offs:
Indirect automobile loans	6,529	7,410	4,645	2,277	1,803
Other consumer loans	15	23	17	7	17
One-to-four family mortgage loans	—	—	165	65	—
Commercial real estate mortgage loans	318	—	—	—	—
Commercial loans - Eastern	1,177	1,339	1,319	638	—
Other commercial loans	—	65	—	38	—
Total charge-offs	8,039	8,837	6,146	3,025	1,820
Recoveries:
Commercial real estate mortgage loans	4	4	4	4	79
Indirect automobile loans	821	739	657	439	445
Other consumer loans	8	6	8	6	20
Commercial loans - Eastern	113	346	217	123	—
Other commercial loans	—	—	—	7	—
Total recoveries	946	1,095	886	579	544

Net charge-offs	(7,093)	(7,742)	(5,260)	(2,446)	(1,276)
Balance at end of year	$31,083	$28,296	$24,445	$23,024	$22,248

See the subsection “Provision for Credit Losses” appearing earlier in this report for a discussion of the provision for loan losses and loan charge-offs recognized in the Company’s consolidated financial statements during the past three years.

During the past five years, mortgage loan and commercial loan charge-offs (excluding Eastern loans) were $548,000 and $103,000, respectively. While we believe this favorable experience is attributable to our adhering to conservative underwriting policies, it is also due to the generally strong economy that existed during most of that time. Such favorable experience may not be sustainable over normal lending cycles. When the economy is strong, an inherent higher level of risk continues to exist because of the long-term nature of our mortgage and commercial loan portfolios. Mortgage loans tend to have an average life of several years. The higher level of risk in such loans becomes more evident when the economy weakens.

The following tables set forth the Company’s percent of allowance by loan category and the percent of loans to total loans (excluding deferred loan origination costs) in each of the categories listed at the dates indicated.

	At December 31,
	2009			2008			2007
			Percent			Percent			Percent
			of loans			of loans			of loans
		Percent of	in each		Percent of	in each		Percent of	in each
		allowance	category		allowance	category		allowance	category
		to total	to total		to total	to total		to total	to total
	Amount	allowance	loans	Amount	allowance	loans	Amount	allowance	loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family	$1,026	3.30%	15.65%	$1,085	3.83%	17.36%	$883	3.61%	15.71%
Multi-family	3,378	10.87	17.44	3,354	11.85	15.74	3,152	12.89	16.50
Commercial real estate	8,335	26.81	24.41	7,094	25.07	22.06	5,867	24.00	19.71
Construction and development	734	2.36	0.84	604	2.14	1.45	462	1.89	1.23
Home equity	587	1.89	2.38	421	1.49	2.02	351	1.44	1.87
Commercial loans — Eastern	3,057	9.83	7.71	2,577	9.11	7.06	2,427	9.93	7.56
Other commercial loans	1,796	5.78	6.10	1,645	5.81	5.52	1,615	6.61	5.50
Indirect automobile loans	8,479	27.28	25.18	7,937	28.05	28.60	5,662	23.16	31.71
Other consumer loans	62	0.20	0.29	40	0.14	0.19	39	0.16	0.21
Unallocated	3,629	11.68	—	3,539	12.51	—	3,987	16.31	—
Total	$31,083	100.00%	100.00%	$28,296	100.00%	100.00%	$24,445	100.00%	100.00%

	At December 31,
	2006			2005
			Percent			Percent
			of loans			of loans
		Percent of	in each		Percent of	in each
		allowance	category		allowance	category
		to total	to total		to total	to total
	Amount	allowance	loans	Amount	allowance	loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family	$858	3.73%	16.08%	$929	4.18%	17.26%
Multi-family	3,228	14.02	17.92	5,034	22.63	22.87
Commercial real estate	5,909	25.66	20.58	5,887	26.46	22.79
Construction and development	629	2.73	1.77	739	3.32	1.82
Home equity	364	1.58	2.05	429	1.93	2.64
Commercial loans - Eastern	2,296	9.97	7.16	—	—	—
Other commercial loans	1,339	5.82	3.87	2,147	9.65	4.18
Indirect automobile loans	4,176	18.14	30.38	2,917	13.11	28.25
Other consumer loans	33	0.14	0.19	31	0.14	0.19
Unallocated	4,192	18.21	—	4,135	18.58	—
Total	$23,024	100.00%	100.00%	$22,248	100.00%	100.00%

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

The Company utilizes an internal rating system as one of its methods to monitor and evaluate credit risk. At the time of approval, all loans other than auto loans, one-to-four family residential mortgage loans, home equity loans and other consumer loans are assigned a rating based on all the factors considered in originating the loan. The initial loan rating is recommended by the loan officer and approved by the individuals or committee responsible for approving the loan. Loan officers are expected to recommend to the Loan Committee changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating.

Problem and potential problem assets (including those in the Eastern loan portfolio) are assigned ratings that coincide with the “Substandard”, “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention”. The Company assigns its fourth lowest rating to loans meeting this designation.

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

At December 31, 2009, there were loans of $7.6 million classified Special Mention, $11.6 million classified Substandard and $0.7 million classified Doubtful. There were specific reserves of $1,493,000 on such loans. At December 31, 2008, there were loans of $14.0 million classified Special Mention, $5.6 million classified Substandard and $1.0 million classified Doubtful. There were specific reserves of $902,000 on such loans. The decrease in loans classified Special Mention was due primarily to loan payments. The increase in loans classified Substandard was due primarily to the addition of a $3,966,000 construction loan, a $935,000 multi-family mortgage loan and $407,000 in home equity loans.  See the subsection “Loans — Construction and Development Loans” for information about the loan.  Deteriorating local economic conditions has caused some of our borrowers to experience difficulty in meeting their loan obligations. The reserves established on classified loans at December 31, 2009 are considered reasonable estimates of the loss exposure associated with those loans at that date.  Continued deterioration in the economy, however, could result in the need for additional reserves and an increase in the future level of non-performing loans.

The unallocated part of the allowance is based on an evaluation of factors such as real estate values in the areas where we lend money, concentrations in the amount of loans we have outstanding to large borrowers and trends in the economy that affect real estate values, the consumer, the auto industry and the business sectors in which the Company makes loans. Determination of this portion of the allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it addresses the probable inherent risk of loss that exists in that part of the Company’s loan portfolio with repayment terms extended over many years. It also helps to minimize the risk related to the margin of imprecision inherent with the estimation of the allocated components of the allowance. We have not allocated the unallocated portion of the allowance to the major categories of loans because such an allocation would imply a degree of precision that does not exist.

As reported in prior years, based upon a review of reserve factors assigned to the various loan categories, we decided to reduce the reserve factor applied to the balance of multi-family mortgage loans. The change in the reserve factor resulted in an $828,000 reduction in the allowance for loan losses that was credited to earnings in 2006.

Prior to December 31, 2006, the allowance for loan losses included amounts for unfunded credit commitments. Such amounts were determined by multiplying the reserve factors assigned to each loan segment times the balance of unfunded commitments by loan segment. Effective December 31, 2006, the allowance related to unfunded credit commitments of $1,286,000 was transferred from the allowance for loan losses to a separate liability account. This change, which was made to comply with the requirements of generally accepted accounting principles, had no effect on the consolidated earnings of the Company. This accounting treatment was not followed prior to that date due to immateriality. The amount transferred would have been $1,263,000 at the end of 2005.

Non-Performing Assets

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$789	$632	$29	$—	$167
Home equity	407	—	—	—	—
Multi-family	935	—	—	—	—
Commercial real estate	2,000	2,318	—	90	—
Commercial loans - Eastern	1,915	2,641	2,265	657	—
Indirect automobile loans	187	468	427	153	313
Other consumer loans	—	—	9	—	—
Total non-accrual loans	6,233	6,059	2,730	900	480
Repossessed vehicles	1,024	1,274	1,621	784	493
Repossessed equipment	406	762	531	178	—
Other real estate owned	—	100	517	—	—
Other receivable	—	—	—	97	—
Total non-performing assets	$7,663	$8,195	$5,399	$1,959	$973

Restructured loans	$3,898	$3,358	$887	$—	$—

Allowance for loan losses as a percent of total loans	1.44%	1.34%	1.29%	1.28%	1.36	%(1)
Non-performing loans as a percent of total loans	0.29	0.29	0.14	0.05	0.03
Non-performing assets as a percent of total assets	0.29	0.31	0.22	0.08	0.04

(1)

The allowance for loan losses at December 31, 2005 included $1,263,000, representing an allowance for unfunded loan commitments which in years subsequent to 2005 was included in other liabilities. If this amount had been excluded from the allowance for loan losses, the allowance for loan losses as a percent of total loans would have been 1.28% at December 31, 2005.

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or generally when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition.

At December 31, 2009 and 2008, loans past due 90 days or more and still on accrual amounted to $8,673,000 and $14,406,000, respectively. The loans were comprised primarily of multi-family and commercial real estate mortgage loans calling for regular principal and interest payments at amounts that would result in the full payment of the loans over twenty to twenty five years even though the maturity date of the loans was set to occur earlier. After the maturity date, the borrowers continued to make their regular principal and interest payments as if their loans had been renewed when, if fact, the renewals had not yet taken place. Through mid-February 2010, loan renewals have been executed with borrowers representing $3,517,000 of the total loans past due 90 days or more at December 31, 2009. We expect to have all of the remaining loans either renewed or paid in full. No loss is expected from these loans.

Non-performing assets include other real estate owned resulting from foreclosures of properties securing mortgage loans or acceptance of a deed in lieu of foreclosure, repossessed vehicles resulting from non-payment of amounts due under auto loans and repossessed equipment resulting from non-payment of amounts due under Eastern loans. Other real estate owned and repossessed vehicles and equipment are recorded at estimated fair value less costs to sell.

Non-accrual loans at December 31, 2009 included five one-to-four family mortgage loans, four home equity loans, one multi-family mortgage loan and two commercial real estate loans to one borrower. Except for the commercial real estate loans, the other loans were generally adequately secured by the estimated values of the underlying properties. Any potential loss exposure should repossession and disposition of the underlying properties become necessary is not expected to be significant and has been recognized through the establishment of reserves included in the allowance for loan losses. Disposition of the commercial real estate loans has been slow due to a protracted legal process and, as a result, in 2009 $318,000 was charged-off and an additional reserve of $450,000 was established for the potential loss exposure.

Eastern and auto loans on non accrual are comprised of several loans. See the subsections “Provision for Credit Losses - Auto Loans and - Eastern Loans” appearing elsewhere herein for information about delinquencies and net charge-offs in the

Eastern and auto loan portfolios.

Other real estate owned at December 31, 2007 was comprised of two residential properties resulting from foreclosure. One of the properties was sold in 2008 without a loss. At the time of acquisition of the other property, the balances of the related loan exceeded the estimated fair value of the property less costs to sell by $165,000 and, accordingly, that amount was charged to the allowance for loan losses. A loss of $50,000 was charged to earnings upon the ultimate sale of the property in 2009.

The decline in repossessed vehicles in 2009 and 2008 was due primarily to improvements in the quality of the auto loan portfolio resulting from application of stricter underwriting criteria commencing in the second half of 2007. The increase in repossessed vehicles in 2007 was attributable to an increase in borrowers who were unable to make required loan payments and weaker demand for repossessed vehicles at dealer auctions. The increase in repossessed vehicles during 2003 through 2006 was due primarily to growth of the auto loan portfolio during that time.

The increases in repossessed equipment in 2008 and 2007 were attributable to a rise in the number of Eastern borrowers who were unable to make required loan payments. The decline in repossessed equipment in 2009 resulted from more aggressive collection efforts.

At December 31, 2009, restructured loans included $3,242,000 of Eastern loans and $656,000 of one-to-four family mortgage loans; at December 31, 2008 and 2007, restructured loans were comprised entirely of Eastern loans. Restructured loans are loans where the maturity date was extended and/or interest rates were reduced to drop required monthly payments to more manageable amounts for the borrowers.

The other receivable amounting to $97,000 at December 31, 2006 was collected in full subsequent to that date.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposits are obtained predominantly from customers in the communities in which our banking offices are located. Deposits are also gathered via the internet. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.

The following table presents the deposit activity (excluding brokered deposits) of the Company for the years indicated.

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net deposits	$275,232	$38,016	$(4,996)
Interest credited on deposit accounts	30,611	39,491	45,127
Total increase in deposit accounts	$305,843	$77,507	$40,131

In 2007, transaction deposit accounts decreased $14.7 million, or 3.1%, and certificates of deposit (excluding brokered deposits) increased $54.8 million, or 7.4%. Intense competition for deposits throughout 2007 resulted in the offering of elevated interest rates, especially for certificates of deposit.

In 2008, transaction deposit accounts increased $88.1 million, or 19.4%, and certificates of deposit (excluding brokered deposits) decreased $10.6 million, or 1.3%.  In 2009, transaction deposit accounts increased $258.4 million, or 47.7%, and certificates of deposit (excluding brokered deposits) increased $47.4 million, or 6.0%. We believe the growth in deposits and the shift in the mix of deposits in 2008 and 2009 were due to the desire of depositors to place their funds in a stronger capitalized financial institution and in more liquid accounts. A rise in interest rates could cause a shift from transaction deposit accounts to certificates of deposit accounts with longer maturities.  Generally, the rates paid on certificates of deposit are higher than those paid on transaction deposit accounts.

The Company obtained $78 million of brokered certificates of deposit in 2006 and used the funds primarily to pay off some of the higher rate borrowed funds of Eastern that were outstanding at the time of our acquisition of a controlling interest in Eastern. The brokered deposits were paid off as they matured in 2007 through 2009. The deposits were not rolled over because the rates offered on new brokered deposits were higher than rates available on alternative funding sources. There were no brokered deposits at December 31, 2009.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year ended December 31, 2009			Year ended December 31, 2008
		Percent			Percent
		of total	Weighted		of total	Weighted
	Average	average	average	Average	average	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$90,490	6.10%	0.19%	$83,868	6.52%	0.27%
Savings accounts	91,622	6.18	1.01	88,105	6.85	1.37
Money market savings accounts	381,746	25.75	1.50	255,468	19.87	2.41
Non-interest-bearing demand checking accounts	75,569	5.10	—	66,651	5.18	—
Total transaction deposit accounts	639,427	43.13	1.07	494,092	38.42	1.54

Certificates of deposit (excluding brokered deposits) by original maturity:
Six months or less	277,400	18.71	2.20	219,775	17.09	3.59
Over six months through 12 months	444,777	30.00	3.02	487,474	37.91	4.27
Over 12 months through 24 months	79,489	5.36	3.46	49,259	3.83	3.57
Over 24 months	41,508	2.80	3.62	35,381	2.75	3.99
Total certificates of deposit (excluding brokered deposits)	843,174	56.87	2.82	791,889	61.58	4.02
Total average deposits (excluding brokered deposits)	$1,482,601	100.00%	2.06%	$1,285,981	100.00%	3.07%

Total average brokered deposits	$7,908		5.36%	$40,922		5.40%

	Year ended December 31, 2007
		Percent
		of total	Weighted
	Average	average	average
	balance	deposits	rate
	(Dollars in thousands)

NOW accounts	$83,991	6.86%	0.31%
Savings accounts	93,346	7.63	1.62
Money market savings accounts	218,691	17.87	2.84
Non-interest-bearing demand checking accounts	62,803	5.13	—
Total transaction deposit accounts	458,831	37.49	1.74

Certificates of deposit (excluding brokered deposits) by original maturity:
Six months or less	74,967	6.12	4.16
Over six months through 12 months	615,338	50.28	5.03
Over 12 months through 24 months	33,065	2.70	4.21
Over 24 months	41,708	3.41	3.90
Total certificates of deposit (excluding brokered deposits)	765,078	62.51	4.84
Total average deposits (excluding brokered deposits)	$1,223,909	100.00%	3.68%

Total average brokered deposits	$74,558		5.38%

At December 31, 2009, the Company had outstanding $360.6 million in certificates of deposit of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted average rate
	(Dollars in thousands)
Three months or less	$107,814	2.37%
Over three months through six months	100,244	2.26
Over six months through 12 months	93,687	1.74
Over 12 months	58,837	2.45
	$360,582	2.19

Borrowed Funds

The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2009, the Company had $468.8 million in outstanding advances from the FHLB and had the capacity to borrow an additional $321 million from the FHLB.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Advances from the FHLB:
Average balance outstanding	$626,904	$641,131	$488,210
Maximum amount outstanding at any month end during the year	727,784	744,942	548,015
Balance outstanding at end of year	468,766	737,418	548,015
Weighted average interest rate during the year	3.63%	4.25%	4.86%
Weighted average interest rate at end of year	3.22%	3.75%	4.67%

Stockholders’ Equity, Dividends and Capital Resources

Stockholders’ equity declined from $518.7 million at the end of 2007 to $493.9 million at the end of 2008 and $487.3 million at the end of 2009.  The reductions were due primarily to the payment to stockholders of two extra dividends of $0.20 per share each in 2008 and one extra dividend of $0.20 per share in 2009.

Payment of the extra dividends mentioned above exceeded earnings and, accordingly represented a return of capital to stockholders (subject to taxation) rather than a distribution of earnings. The total of extra dividends paid between August 2003 (the date of the first extra payment) and February 2009 (the date of the last extra payment), amounted to over $143 million, or $2.40 per share. Such payments were an effective means of distributing part of the Company’s excess capital in a measured way that treated all stockholders equally. The Board of Directors discontinued payment of an extra dividend after the payment made in February 2009 because it concluded that stockholders would be better served by preservation of capital to support growth of the Company and to take advantage of opportunities that might arise.

At December 31, 2009, Brookline Bank exceeded all regulatory capital requirements. Brookline’s Tier I capital was $395.1 million, or 15.6% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Return on Equity and Assets

Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2009	2008	2007

Return on assets (net income divided by average total assets)	0.73%	0.51%	0.75%

Return on equity (net income divided by average stockholders’ equity)	3.94%	2.56%	3.23%

Dividend payout ratio (dividends declared per share divided by net income per share)	163.64%	336.36%	246.67%

Equity to assets ratio (average stockholders’ equity divided by average total assets)	18.54%	20.09%	23.16%

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2009. Periodically, the Bank enters into stand-by letters of credit. The effect of such activity on the Company’s financial condition and results of operations are immaterial.

Contractual Obligations

A summary of contractual obligations at December 31, 2009 by the expected payment period follows.

	Payment due by period
	Less than one year	One to three years	Three to five years	Over five years	Total
	(In thousands)
Borrowed funds from the FHLB	$213,334	177,701	51,550	26,181	468,766
Loan commitments (1)	263,449	—	—	—	263,449
Occupancy lease commitments (2)	2,077	3,429	1,981	2,516	10,003
Service provider contracts (3)	5,989	8,452	—	—	14,441
Retirement benefit obligations	1,392	68	97	335	1,892
	$486,241	189,650	53,628	29,032	758,551

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

Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. While deposits (excluding brokered deposits) grew significantly in 2009 ($305.8 million or 23.0%), growth in 2010 will depend on several factors, including the strength of the economy, the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Generally, borrowings from the FHLB result in more interest expense than would be incurred if growth was funded solely by deposits. Advances outstanding from the FHLB decreased from $737.4 million at the end of 2008 to $468.8 million at the end of 2009 as the Company used part of its deposit growth and proceeds from the sale of mortgage-

backed securities to pay off borrowings. The $189.4 million increase in advances in 2008 was used primarily to fund much of the loan growth in that year. At December 31, 2009, the Company had the capacity to borrow an additional $321 million from the FHLB.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At December 31, 2009, such assets amounted to $78.2 million, or 3.0% of total assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed.

The Company’s Asset/Liability Committee, comprised of several members of senior management, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee reviews with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company’s operating results, the Company’s interest rate risk position and the effect subsequent changes in interest rates could have on the Company’s future net interest income. The Committee is involved in the planning process as well as in the monitoring of pricing for the Company’s loan and deposit products.

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

Changes in interest rates (basis points)	Estimated percentage change in future net interest income

+200 over one year	(6.92)%
Base Case	—
-200 over one year	1.50%

The Company’s interest rate risk policy states that an immediate 200 basis points change upward or downward should not negatively impact estimated net interest income over a one year period by more than 15%.

The results shown above are based on the assumption that there are no significant changes in the Company’s operating environment and that short-term interest rates will remain at current levels for all of 2010. Further, in the case of the 200 basis points downward adjustment, it was assumed that it would not be possible to reduce the rates paid on certain deposit accounts by 200 basis points. Instead, it was assumed that NOW accounts would be reduced by 10 basis points and savings accounts by 60 basis points. There can be no assurance that the assumptions used will be validated in 2010.

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

The table below shows the Company’s interest rate sensitivity gap position as of December 31, 2009.

	One year or less	More than one year to two years	More than two years to three years	More than three years to four years	More than four years to five years	More than five years to ten years	More than ten years	Total
	(Dollars in thousands)
Interest-earning assets:(1)
Short-term investments	$48,886	$—	$—	$—	$—	$—	$—	$48,886
Weighted average rate	0.12%	—	—	—	—	—	—	0.12%
Debt securities (2)	166,151	30,280	47,380	14,482	9,601	20,626	709	289,229
Weighted average rate	2.31%	3.58%	3.70%	3.85%	3.73%	3.84%	5.61%	2.91%
Mortgage loans (3)	525,141	194,228	165,039	155,181	151,651	107,837	5,732	1,304,809
Weighted average rate	4.57%	5.82%	5.95%	5.79%	5.61%	5.92%	6.35%	5.32%
Commercial loans - Eastern (3)	51,310	38,703	29,905	17,733	10,603	16,725	700	165,679
Weighted average rate	9.44%	9.49%	9.42%	9.14%	8.71%	8.46%	8.22%	9.27%
Indirect automobile loans (3)	204,639	143,510	91,749	53,448	24,627	23,030	—	541,003
Weighted average rate	6.58%	6.68%	6.82%	6.82%	6.87%	7.00%	—	6.70%
Other loans (3)	116,852	5,360	6,022	3,438	5,264	430	—	137,366
Weighted average rate	4.47%	6.52%	6.90%	6.21%	5.75%	7.91%	—	4.76%
Total interest-earning assets	1,112,979	412,081	340,095	244,282	201,746	168,648	7,141	2,486,972
Weighted average rate	4.62%	6.31%	6.19%	6.15%	5.84%	6.07%	6.46%	5.47%

Interest-bearing liabilities:(1)
NOW accounts	33,648	33,648	33,650	—	—	—	—	100,946
Weighted average rate	0.08%	0.08%	0.08%	—	—	—	—	0.08%
Savings accounts	31,627	31,627	31,629	—	—	—	—	94,883
Weighted average rate	0.69%	0.69%	0.69%	—	—	—	—	0.69%
Money market savings accounts	491,072	28,529	—	—	—	—	—	519,601
Weighted average rate	1.27%	0.79%	—	—	—	—	—	1.24%
Certificates of deposit (3)	695,451	109,055	8,707	9,075	10,925	—	—	833,213
Weighted average rate	2.91%	2.13%	3.10%	3.80%	2.94%	—	—	2.22%
Borrowed funds (3)	213,303	97,979	79,722	45,050	6,500	17,504	8,677	468,735
Weighted average rate	3.11%	3.05%	2.90%	3.49%	4.69%	4.77%	5.16%	3.22%
Total interest-bearing liabilities	1,465,101	300,838	153,708	54,125	17,425	17,504	8,677	2,017,378
Weighted average rate	1.93%	1.92%	1.84%	3.54%	3.59%	4.77%	5.16%	2.02%

Interest sensitivity gap (4)	$(352,122)	$111,243	$186,387	$190,157	$184,321	$151,144	$(1,536)	$469,594

Cumulative interest sensitivity gap	$(352,122)	$(240,879)	$(54,492)	$135,665	$319,986	$471,130	$469,594

Cumulative interest sensitivity gap as a percentage of total assets	(13.46)%	(9.21)%	(2.08)%	5.19%	12.23%	18.01%	17.95%

Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(14.16)%	(9.69)%	(2.19)%	5.46%	12.87%	18.94%	18.88%

(1)   Interest-earning assets and interest-bearing liabilities are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)   Debt securities include all debt securities. Unrealized gains and losses on securities, all other marketable equity securities and restricted equity securities are excluded.

(3)   For purposes of the gap analysis, the allowance for loan losses, deferred loan fees and costs on loans and fair value adjustments are excluded.

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

At December 31, 2009, interest-earning assets maturing or repricing within one year amounted to $1.113 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.465 billion, resulting in a cumulative one year negative gap position of $352 million, or 13.5% of total assets.  At December 31, 2008, the Company had a cumulative one year negative gap position of $336 million, or 12.9% of total assets. The change in the cumulative one year gap position from the end of 2008 resulted primarily from the shifting of a portion of certificates of deposit to money market savings accounts.

The Company’s cumulative positive interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from approximately $540 million, or 20.7%, of total assets at December 31, 2008 to $524 million, or 20.0%, of total assets at December 31, 2009.

Other Market Risks. Included in the Company’s investment portfolio at December 31, 2009 were marketable equity securities with a market value of $1.6 million. That amount includes net unrealized gains of $833,000 and unrealized losses of $17,000. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

Item 8.    Financial Statements and Supplementary Data

The following financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein:

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company, compliance with section 16 (a) of the Exchange Act and the Company’s Code of Ethics is presented in the Company’s proxy statement dated March 18, 2010 under the headings “Proposal 1 — Election of Directors” and “Compensation Discussion and Analysis”, and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors that have been implemented since the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Item 11. Executive Compensation

The information required by this Item is presented under the heading “Proposal I - Election of Directors” of the Company’s proxy statement dated March 18, 2010, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company’s proxy statement dated March 18, 2010, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons of the Company is presented in the Company’s proxy statement dated March 18, 2010 under the heading “Compensation Discussion and Analysis — Transactions with Certain Related Persons” and is incorporated herein by reference.

Information regarding the independence of the Company’s directors is presented in the Company’s proxy statement dated March 18, 2010 under the heading “Proposal 1 — Election of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The disclosure required by this Item is set forth under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s proxy statement dated March 18, 2010, which is incorporated herein by reference.

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

10.3.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr. (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.3.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Richard P. Chapman, Jr. (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**

10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)

10.4.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.4.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)

10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)

10.7	Amendment to Employment Agreement with Richard P. Chapman, Jr. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 3, 2006)

10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)

10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)

11	Statement Regarding Computation of Per Share Earnings

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)

21	Subsidiaries of the Registrant - This information is presented in Part I, Item 1. “Business — General” of this Report.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

BROOKLINE BANCORP, INC.

Date: February 24, 2010	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Paul A. Perrault	By:	/s/ Paul R. Bechet
	Paul A. Perrault, President, Chief		Paul R. Bechet, Senior Vice President, Treasurer
	Executive Officer and Director		and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
	Date: February 24, 2010		Date: February 24, 2010

By:	/s/ David C. Chapin	By:	s/ Charles H. Peck
	David C. Chapin, Director		Charles H. Peck, Director
	Date: February 24, 2010		Date: February 24, 2010

By:	/s/ John J. Doyle, Jr.	By:	/s/ Hollis W. Plimpton, Jr.
	John J. Doyle, Jr., Director		Hollis W. Plimpton, Jr., Director
	Date: February 24, 2010		Date: February 24, 2010

By:	/s/ John A. Hackett, Sr.	By:	/s/ Joseph J. Slotnik
	John A. Hackett, Sr., Director		Joseph J. Slotnik, Acting Chairman
	Date: February 24, 2010		Date: February 22, 2010

By:	/s/ John L. Hall, II	By:	/s/ Rosamond B. Vaule
	John L. Hall, II, Director		Rosamond B. Vaule, Director
	Date: February 24, 2010		Date: February 24, 2010

By:	/s/ Thomas J. Hollister	By:	/s/ Peter O. Wilde
	Thomas J. Hollister, Director		Peter O. Wilde, Director
	Date: February 24, 2010		Date: February 22, 2010

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

Brookline Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Brookline Bancorp, Inc.’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-2.

/s/ Paul A. Perrault	/s/ Paul R. Bechet
Paul A. Perrault	Paul R. Bechet
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brookline Bancorp, Inc.:

We have audited Brookline Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brookline Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Brookline Bancorp, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Brookline Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brookline Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 24, 2010

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$17,635	$22,270
Short-term investments	48,886	99,082
Securities available for sale	293,023	292,339
Securities held to maturity (market value of $121 and $171, respectively)	112	161
Restricted equity securities	36,335	36,335
Loans	2,164,295	2,105,551
Allowance for loan losses	(31,083)	(28,296)
Net loans	2,133,212	2,077,255
Accrued interest receivable	9,062	8,835
Bank premises and equipment, net	10,685	10,218
Deferred tax asset	10,178	13,328
Prepaid income taxes	––	193
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $9,857 and $8,369, respectively	3,095	4,583
Other assets	10,420	5,165
Total assets	$2,615,884	$2,613,005

LIABILITIES AND EQUITY
Deposits (excluding brokered deposits)	$1,633,687	$1,327,844
Brokered deposits	––	26,381
Borrowed funds	468,766	737,418
Mortgagors’ escrow accounts	5,938	5,655
Income taxes payable	1,115	––
Accrued expenses and other liabilities	16,955	20,040
Total liabilities	2,126,461	2,117,338

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	––	––
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,404,419 shares and 63,746,942 shares issued, respectively	644	637
Additional paid-in capital	523,736	518,712
Retained earnings, partially restricted	25,420	38,092
Accumulated other comprehensive income	2,201	1,385
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP — 472,604 shares and 522,761 shares, respectively	(2,577)	(2,850)
Total Brookline Bancorp, Inc. stockholders’ equity	487,317	493,869
Noncontrolling interest in subsidiary	2,106	1,798
Total equity	489,423	495,667

Total liabilities and equity	$2,615,884	$2,613,005

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Year ended December 31,
	2009	2008	2007

Interest income:
Loans	$128,047	$125,993	$123,050
Debt securities	10,590	13,689	13,910
Short-term investments	328	2,556	6,697
Restricted equity securities	8	1,229	1,778
Marketable equity securities	86	194	107
Total interest income	139,059	143,661	145,542

Interest expense:
Deposits (excluding brokered deposits)	30,592	39,445	45,046
Brokered deposits	425	2,208	4,013
Borrowed funds	22,739	27,277	23,737
Subordinated debt	—	65	666
Total interest expense	53,756	68,995	73,462

Net interest income	85,303	74,666	72,080
Provision for credit losses	9,780	11,289	6,882
Net interest income after provision for credit losses	75,523	63,377	65,198

Non-interest income:
Fees, charges and other income	3,807	4,097	4,296
Penalty from prepayment of borrowed funds	(2,292)	—	—
Gain (loss) on sales of securities	1,985	(214)	47
Loss on impairment of securities	(818)	(2,635)	—
Less non-credit loss on impairment of securities	74	—	—
Total non-interest income	2,756	1,248	4,343

Non-interest expense:
Compensation and employee benefits	20,557	21,004	20,523
Occupancy	4,077	3,760	3,389
Equipment and data processing	7,258	6,892	6,675
Professional services	2,494	2,552	1,950
FDIC insurance	2,853	456	152
Advertising and marketing	997	1,251	1,036
Amortization of identified intangible assets	1,488	1,751	2,014
Other	5,407	5,249	4,444
Total non-interest expense	45,131	42,915	40,183

Income before income taxes	33,148	21,710	29,358
Provision for income taxes	13,413	8,489	11,241
Net income	19,735	13,221	18,117

Less net income attributable to noncontrolling interest in subsidiary	535	371	375
Net income attributable to Brookline Bancorp, Inc.	$19,200	$12,850	$17,742

Earnings per common share:
Basic	$0.33	$0.22	$0.30
Diluted	0.33	0.22	0.30

Weighted average common shares outstanding during the year:
Basic	58,370,569	57,607,498	59,133,252
Diluted	58,407,467	57,851,406	59,664,347

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31,
	2009	2008	2007

Net income	$19,735	$13,221	$18,117

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit loss on impairment of securities	2,640	(842)	1,264
Non-credit loss on impairment of securities	(80)	—	—
Net unrealized securities holding gains (losses) before income taxes	2,560	(842)	1,264
Income tax (expense) benefit	(938)	268	(464)
Net unrealized securities holding gains (losses)	1,622	(574)	800

Adjustment of accumulated obligation for postretirement benefits	(30)	(21)	(14)
Income tax benefit	14	9	5
Net adjustment of accumulated obligation for postretirement benefits	(16)	(12)	(9)

Net unrealized holding gains (losses)	1,606	(586)	791

Less reclassification adjustment for securities gains(losses) included in net income:
Gain (loss) on sales of securities	1,985	(214)	47
Impairment loss on securities	(818)	(2,635)	—
Less non-credit loss on impairment of securities	74	—	—
Income tax (expense) benefit	(451)	999	(17)
Net securities gains (losses) included in net income	790	(1,850)	30

Net other comprehensive income	816	1,264	761

Comprehensive income	20,551	14,485	18,878

Net income attributable to noncontrolling interest in subsidiary	(535)	(371)	(375)

Comprehensive income attributable to Brookline Bancorp, Inc.	$20,016	$14,114	18,503

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Year Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unallocated common stock held by ESOP	Total Brookline Bancorp, Inc. stockholders’ equity	Non- controlling interest in subsidiary	Total equity

Balance at December 31, 2006	$630	$508,248	$96,229	$(640)	$(18,144)	$(3,430)	$582,893	$1,529	$584,422

Net income attributable to Brookline Bancorp, Inc.	—	—	17,742	—	—	—	17,742	—	17,742
	—
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	375	375

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(339)	(339)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	131	131

Other comprehensive income	—	—	—	761	—	—	761	—	761

Common stock dividends of $0.74 per share	—	—	(44,114)	—	—	—	(44,114)	—	(44,114)

Payment of dividend equivalent rights	—	—	(982)	—	—	—	(982)	—	(982)

Exercise of stock options (522,271 shares)	3	824	—	—	—	—	827	—	827

Reload stock options granted (163,592 options)	—	116	—	—	—	—	116	—	116

Treasury stock purchases (3,928,022 shares)	—	—	—	—	(43,591)	—	(43,591)	—	(43,591)

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,814	—	—	—	—	1,814	—	1,814

Compensation under recognition and retention plans	—	2,604	—	—	—	—	2,604	—	2,604

Common stock held by ESOP committed to be released (54,107 shares)	—	343	—	—	—	295	638	—	638

Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708	$1,696	$520,404

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Year Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unallocated common stock held by ESOP	Total Brookline Bancorp, Inc. stockholders’ equity	Non- controlling interest in subsidiary	Total equity

Balance at December 31, 2007	$633	$513,949	$68,875	$121	$(61,735)	$(3,135)	$518,708	$1,696	$520,404

Net income attributable to Brookline Bancorp, Inc.	—	—	12,850	—	—	—	12,850	—	12,850
	—
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	371	371

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(375)	(375)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	106	106

Other comprehensive income	—	—	—	1,264	—	—	1,264	—	1,264

Common stock dividends of $0.74 per share	—	—	(42,606)	—	—	—	(42,606)	—	(42,606)

Payment of dividend equivalent rights	—	—	(1,027)	—	—	—	(1,027)	—	(1,027)

Exercise of stock options (622,162 shares)	4	1,210	—	—	—	—	1,214	—	1,214

Reload stock options granted (193,163 options)	—	97	—	—	—	—	97	—	97

Treasury stock purchases (40,100 shares)	—	—	—	—	(372)	—	(372)	—	(372)

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,073	—	—	—	—	1,073	—	1,073

Compensation under recognition and retention plans	—	2,123	—	—	—	—	2,123	—	2,123

Common stock held by ESOP committed to be released (52,213 shares)	—	260	—	—	—	285	545	—	545

Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Year Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unallocated common stock held by ESOP	Total Brookline Bancorp, Inc. stockholders’ equity	Non- controlling interest in subsidiary	Total equity

Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667

Net income attributable to Brookline Bancorp, Inc.	—	—	19,200	—	—	—	19,200	—	19,200

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	535	535

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(333)	(333)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	106	106

Other comprehensive income	—	—	—	816	—	—	816	—	816

Common stock dividends of $0.54 per share	—	—	(31,431)	—	—	—	(31,431)	—	(31,431)

Payment of dividend equivalent rights	—	—	(441)	—	—	—	(441)	—	(441)

Exercise of stock options (1,249,542 shares)	6	3,096	—	—	—	—	3,102	—	3,102

Stock options granted (723,466 options)	1	231	—	—	—	—	232	—	232

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,334	—	—	—	—	1,334	—	1,334

Compensation under recognition and retention plans	—	143	—	—	—	—	143	—	143

Common stock held by ESOP committed to be released (50,157 shares)	—	220	—	—	—	273	493	—	493

Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$19,200	$12,850	$17,742
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	535	371	375
Provision for credit losses	9,780	11,289	6,882
Compensation under recognition and retention plans	143	2,123	2,604
Release of ESOP shares	493	545	638
Depreciation and amortization of bank premises and equipment.	1,543	1,370	1,453
Accretion, net of amortization, of securities premiums and discounts	1,217	(672)	(1,058)
Amortization of deferred loan origination costs, net	9,348	10,513	10,175
Amortization of identified intangible assets	1,488	1,751	2,014
Net accretion of acquisition fair value adjustments	(1,692)	(428)	(781)
Amortization of mortgage servicing rights	32	23	19
Impairment loss on securities	744	2,635	—
(Gain) loss from sales of securities	(1,985)	214	(47)
Write-down of other real estate owned	50	67	—
Deferred income taxes	2,678	(3,201)	(255)
(Increase) decrease in:
Accrued interest receivable	(227)	788	687
Prepaid income taxes	193	1,541	(474)
Other assets	(5,387)	(54)	(1,126)
Increase (decrease) in:
Income taxes payable	1,115	—	—
Accrued expenses and other liabilities	(3,115)	(123)	406
Net cash provided from operating activities	36,153	41,602	39,254

Cash flows from investing activities:
Proceeds from sales of securities available for sale	74,140	7,964	29,706
Proceeds from redemptions and maturities of securities available for sale	128,204	145,162	138,914
Proceeds from redemptions and maturities of securities held to maturity	49	28	45
Purchase of securities available for sale	(201,620)	(161,468)	(114,935)
(Purchase) redemption of Federal Home Loan Bank of Boston stock	—	(8,192)	424
Net increase in loans	(73,420)	(232,246)	(114,286)
Purchase of bank premises and equipment	(2,079)	(2,607)	(1,227)
Sales of other real estate owned	50	350	—
Net cash used for investing activities	(74,676)	(251,009)	(61,359)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended December 31,
	2009	2008	2007

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts.	$258,422	$88,102	$(14,685)
Increase (decrease) in certificates of deposit (excluding brokered deposits)	47,422	(41,523)	54,868
Decrease in brokered deposits	(26,381)	(10,593)	(10,156)
Proceeds from Federal Home Loan Bank of Boston advances	11,814,240	8,286,940	1,098,500
Repayment of Federal Home Loan Bank of Boston advances	(12,082,863)	(8,097,505)	(1,014,251)
Repayment of subordinated debt	—	(7,000)	(5,000)
Increase (decrease) in mortgagors’ escrow accounts	283	604	(63)
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	1,334	1,073	1,814
Proceeds from exercise of stock options	3,102	1,214	827
Stock options granted	232	97	116
Purchase of treasury stock	—	(372)	(43,591)
Payment of dividends on common stock	(31,431)	(42,606)	(44,114)
Payment of dividend equivalent rights	(441)	(1,027)	(982)
Payment of dividends to minority owners of subsidiary	(333)	(375)	(339)
Proceeds from issuance of units of ownership to minority owners of subsidiary	106	106	131
Net cash (used for) provided from financing activities	(16,308)	177,135	23,075

Net (decrease) increase in cash and cash equivalents	(54,831)	(32,272)	970
Cash and cash equivalents at beginning of year	121,352	153,624	152,654
Cash and cash equivalents at end of year	$66,521	$121,352	$153,624

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$55,203	$69,152	$73,595
Income taxes	8,095	9,073	10,468

Transfer of loans to other real estate owned	—	—	517

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(1)              Summary of Significant Accounting Policies and Related Matters

Brookline Bancorp, Inc. (the “Company”) is a Delaware chartered savings and loan holding company and the parent of Brookline Bank (“Brookline” or the “Bank”), a federally chartered stock savings institution.

Brookline operates eighteen full service banking offices in Brookline and the greater Boston metropolitan area. The activities of Brookline include acceptance of personal and commercial business deposits, origination of mortgage loans on residential and commercial real estate located principally in Massachusetts, origination of commercial loans to small and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiary, Eastern Funding LLC, which is based in New York City. The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Office of Thrift Supervision (“OTS”). Brookline’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

As a federally-chartered institution, Brookline is required to meet a qualified thrift lender test. Under that test, Brookline must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent twelve month period. A financial institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Brookline has met the requirements of the thrift lender test and, at December 31, 2009, 68.8% of its assets were in “qualified thrift investments”.

The accounting and reporting policies of the Company conform to general practices within the banking industry and to accounting principles generally applied in the United States of America. The Company’s critical accounting policies relate to the allowance for loan losses, the valuation of investment securities and the evaluation of goodwill and identified intangible assets for impairment. The following is a description of those policies and the Company’s other significant accounting policies.

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Brookline and Brookline Securities Corp. (“BSC”). Brookline includes its wholly-owned subsidiaries, BBS Investment Corp. (“BBS”) and Longwood Securities Corp. (“Longwood”), and its 85.6% owned subsidiary, Eastern Funding LLC (see note 2). BSC, BBS and Longwood are engaged in buying, selling and holding investment securities.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates or other business factors.

Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Restricted equity securities are carried at cost.

Realized gains and losses are determined using the specific identification method. Management evaluates securities for other-than-temporary impairment on a quarterly basis. Factors considered in determining whether an impairment is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in the value of any security is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to income. Security transactions are recorded on the trade date.

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

Loans

Loans are reported at the principal amount outstanding, reduced by net deferred loan origination fees and unadvanced funds due borrowers on loans and increased by deferred loan origination costs.

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

Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full timely collection of interest and principal or, generally, when a loan becomes past due 90 days. All interest previously accrued and not collected is reversed against interest income. Interest payments received on non-accrual and impaired loans are recognized as income unless further collections are doubtful, in which case the payments are applied as a reduction of principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been achieved.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Additions to the allowance are made through the provision for credit losses. Losses on loans are deducted from the allowance when all or a portion of a loan is considered uncollectible. Recoveries of loans previously charged off are added to the allowance when

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

realized. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable losses inherent in the existing loan portfolio.

In determining the level of the allowance, management evaluates specific credits and the portfolio in general. Larger-balance, non-homogenous loans representing significant individual credit exposures are evaluated based on the borrower’s overall financial condition, resources and payment record, the realizable value of any collateral and the prospects for support from any financially responsible guarantors. Reserves are established based upon an estimate of probable loss for individual loans deemed to be impaired. A loan is deemed “impaired” when, based on current information and other factors, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. The estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposable costs. If a resulting estimate is less than an impaired loan’s recorded investment, the impairment loss is charged to the allowance for loan losses.

The allowance for loan losses attributed to the remainder of the loan portfolio, including homogenous indirect automobile, residential mortgage, home equity and other consumer loans, is established based on an evaluation of various factors. These factors include, but are not limited to, historical and recent trends in charge-offs, delinquencies and collateral values, geographic and industry concentrations, changes in internal risk ratings, other portfolio characteristics and current economic conditions. While management seeks to use the best available information to make evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, the obtaining of further information regarding known or yet to be identified problem loans, and other factors.

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

Non-Performing Assets

In addition to non-performing loans, non-performing assets include other real estate owned and repossessed vehicles and equipment. Other real estate owned is comprised of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Other real estate owned and repossessed vehicles and equipment are recorded initially at estimated fair value less costs to sell. When such assets are acquired, the excess of the loan balance over the estimated fair value of the asset is charged to the allowance for loan losses. An allowance for losses on other real estate owned is established by a charge to earnings when, upon periodic evaluation by management, further declines in the estimated fair value of properties have occurred. Such evaluations are based on an analysis of individual properties as well as a general assessment of current real estate market conditions. Holding costs and rental income on properties are included in current operations while certain costs to improve such properties are capitalized. Gains and losses from the sale of other real estate owned and repossessed vehicles and equipment are reflected in earnings when realized.

Employee Benefits

Costs related to Brookline’s 401(k) plan, supplemental executive retirement agreements and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits are recognized through comprehensive income in the year in which changes occur.

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

The fair value of awarded shares of common stock and stock options is determined as of the grant date and is recorded as compensation expense over the period in which the shares of common stock and stock options vest.

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

Tax positions that are more likely than not to be sustained upon a tax examination are recognized in the Company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. Interest resulting from underpayment of income taxes is classified as income tax expense in the first period the interest would begin accruing according to the provision of the relevant tax law. Penalties resulting from underpayment of income taxes are classified as income tax expense in the period for which the Company claims or expects to claim an uncertain tax position or in the period in which the Company’s judgment changes regarding an uncertain tax position.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2009 and December 31, 2008.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“FASB ASC 820-10-5”), which provides a framework for measuring fair value under U.S. generally accepted accounting principles.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, a hierarchy of valuation techniques is specified based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets
Level 2 -	Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets
Level 3 -	Valuation derived from significant unobservable inputs

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

the first annual reporting period beginning on or after December 15, 2008. The Company adopted FASB ASC 810-10 on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

Intangible Assets. In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FASB ASC 350-30-50-4”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

Subsequent Events. On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FASB ASC Topic 855”). The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through February 24, 2010, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.

Accounting for Transfer of Financial Assets. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FASB ASC Topic 810”). This Statement was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Adoption of this Statement, effective January 1, 2010, is not expected to have a material effect on the Company’s financial statements.

Variable Interest Entities. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendment to FASB Interpretation No. 46 (R)” (“FASB ASC Topic 810”). This Statement was issued to improve financial reporting by enterprises involved with variable interest entities. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Adoption of this Statement, effective January 1, 2010, is not expected to have a material effect on the Company’s financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(2)     Acquisitions (Dollars in thousands)

Eastern Funding LLC (“Eastern”)

On April 13, 2006, the Company through its wholly-owned subsidiary, Brookline Bank, completed a merger agreement increasing its ownership interest in Eastern from 28.3% to 86.7%. Eastern, which was founded by Michael J. Fanger in 1997, specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater metropolitan New York area and selected other locations in the United States of America. The acquisition of a controlling interest in Eastern enabled the Company to originate high yielding loans to small business entities. Mr. Fanger continues to serve as chief executive officer of Eastern and he, along with a family member and three executive officers of Eastern, own the minority interest position.

As part of the merger, a member agreement was entered into which specifies the conditions under which the Company or the minority interest owners can buy or sell their ownership interests in Eastern, and how the price of such purchases and sales is to be determined. The minority interest owners may not sell or transfer their interests to anyone other than the Company except for family-related transfers permitted under the member agreement. During a five year period subsequent to the date of the member agreement, Mr. Fanger is required to purchase additional units of interest in Eastern depending on the magnitude of annual cash distributions of Eastern’s earnings. Mr. Fanger may also make discretionary purchases of additional units of ownership during the five year period subsequent to the date of the member agreement. The per unit price of all required and discretionary purchases by Mr. Fanger is book value as defined in the member agreement. The aggregate purchases made by Mr. Fanger may not increase by more than 5% his percentage of ownership of Eastern as of the merger date. Mr. Fanger purchased required and discretionary units of interest which resulted in an increase in total minority interest ownership from 13.3% at April 13, 2006 to 13.7% at April 1, 2007, 14.0% at April 1, 2008 and 14.4% at April 1, 2009.

The purchase was completed through payment of $16,575 in cash, including transaction costs. Total assets acquired were $117.7 million and total liabilities assumed were $101.1 million. Goodwill resulting from the acquisition was $7,626. Identified intangible assets of $668 for the estimated value of Eastern’s customer list and $442 for the estimated value of the employment agreements with three executive officers were recognized at the time of the acquisition. The values assigned to the customer list and the employment agreements are being amortized over eight years and five years, respectively, on a straight-line basis. Amortization of the identified intangible assets was $172 for each of the years ended December 31, 2009, 2008 and 2007. Amortization expense will be $172 in 2010, $106 in 2011 and $84 in each of 2012 and 2013.

Mystic Financial, Inc. (“Mystic”)

On January 7, 2005, the Company acquired all of the outstanding common shares of Mystic, the holding company of Medford Co-operative Bank (“Medford”). Goodwill resulting from the acquisition was $35,615. A core deposit intangible asset of $11,841 recognized at the time of the acquisition is being amortized over nine years on an accelerated basis using the sum-of-the-digits method. Amortization of the core deposit intangible in the years ended December 31, 2009, 2008 and 2007 amounted to $1,316, $1,579 and $1,842, respectively. Amortization expense in the coming years ending December 31 will be as follows: $1,053 in 2010, $789 in 2011, $526 in 2012 and $263 in 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(3)     Cash and Short-Term Investments (In thousands)

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $4,639 and $4,894 were maintained to satisfy federal regulatory requirements at December 31, 2009 and 2008, respectively.

Short-term investments are summarized as follows:

	December 31,
	2009	2008

Discount notes issued by U.S. Government-sponsored enterprises	$18,993	$88,609
Money market funds	25,202	10,389
Federal funds sold	4,691	84
	$48,886	$99,082

Short-term investments are stated at cost which approximates market. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with maturities of 90 days or less.

(4)     Investment Securities (In thousands)

Securities available for sale and held to maturity are summarized below:

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$100,762	$126	$205	$100,683
Municipal obligations	750	38	—	788
Auction rate municipal obligations	3,700	—	570	3,130
Corporate obligations	36,879	857	922	36,814
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	22,218	300	—	22,518
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	124,808	2,752	79	127,481
Total debt securities	289,117	4,073	1,776	291,414
Marketable equity securities	793	833	17	1,609
Total securities available for sale	$289,910	$4,906	$1,793	$293,023

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$112	$9	$—	$121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

Investment securities at December 31, 2009 and 2008 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$73,559	$205	$—	$—	$73,559	$205
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,130	570	3,130	570
Corporate obligations:
With other-than-temporary impairment loss	—	—	151	39	151	39
Without other-than-temporary impairment loss	5,925	61	2,999	822	8,924	883
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	5,083	79	—	—	5,083	79
Total debt securities	84,567	345	6,280	1,431	90,847	1,776
Marketable equity securities	132	2	183	15	315	17
Total temporarily impaired securities	$84,699	$347	$6,463	$1,446	$91,162	$1,793

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

At December 31, 2009, the Company did not intend to sell the corporate obligation with an other-than-temporary loss at that date and it is not likely that it will be required to sell that debt security before the anticipated recovery of its remaining amortized cost. The unrealized losses on the U.S. Government-sponsored enterprise debt securities, the mortgage-backed securities issued by U.S. Government-sponsored enterprises, auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade. The unrealized loss on marketable equity securities at December 31, 2009, which related to common stock of a financial institution and a utility company owned by the Company, was considered to be immaterial to the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

At December 31, 2009, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions with a remaining unpaid balance of $259. One of the issuers, representing 61% of the pool, has deferred regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $151 at December 31, 2009 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Of the $108 unrealized loss on the security, based on an analysis of projected cash flows, credit losses of $51 and $18 were charged to earnings in the first and fourth quarter of 2009, respectively, and $39 was recognized in other comprehensive income in the year ended December 31, 2009.

Impairment losses on securities charged to earnings in the years ended December 31, 2009 and 2008 were $744 and $2,635, respectively. In addition to the $69 of credit losses on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the Federal National Mortgage Association (“FNMA”) ($103 and $2,159, respectively) and Merrill Lynch & Co., Inc. (now Bank of America Corporation or “B of A”) ($572 and $476, respectively). After the write-downs, the FNMA perpetual preferred stock was sold in the fourth quarter of 2009 at a gain of $14; the aggregate adjusted cost basis of the B of A perpetual preferred stock included in marketable equity securities at December 31, 2009 was $360 and the estimated fair value was $1,060.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized in the year ended December 31, 2009 follows:

Balance at beginning of year	$—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	69
Balance of the amount related to credit losses on debt securities held at December 31, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$69

The maturities of the investments in debt securities at December 31, 2009 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$33,583	$33,723
After 1 year through 5 years	143,231	144,730
After 5 years through 10 years	77,106	78,378
Over 10 years	35,197	34,583
	$289,117	$291,414

	Held to maturity
	Amortized	Estimated
	cost	fair value

Over 10 years	$112	$121

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years); the remaining lives, however, are expected to be shorter due to anticipated payments.

Restricted equity securities are as follows:

	December 31,
	2009	2008

Federal Home Loan Bank of Boston stock	$35,960	$35,960
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	122	122
	$36,335	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3.0% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At December 31, 2009, the Company’s investment in FHLB stock exceeded its required investment by $15,342.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. On December 14, 2008, the board of directors of the FHLB adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more than 50% of quarterly earnings in the event that the retained earnings target exceeds the FHLB’s current level of retained earnings, although the board of directors of the FHLB retains full discretion over the amount, if any, and timing of any dividend payout, subject to this payout restriction. The FHLB’s retained earnings target is $925 million. At December 31, 2009, the FHLB’s retained earnings was $142.6 million and accumulated other comprehensive losses were $1.0 billion.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Based on information as of September 30, 2009, the FHLB met all of its regulatory capital requirements. It reported that it is unlikely that dividends will be declared until there is a consistent pattern of net income, which will likely preclude declaration of dividends in at least the first two quarters of 2010, and that the moratorium on excess stock repurchases still exists. The estimated fair value of private-label mortgage-backed securities owned by the FHLB and classified as held to maturity at December 31, 2009 was $885.4 million less than the $3.6 billion amortized cost of the securities. In the future, if unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

The Company had no dividend income on its FHLB stock in 2009, $1,221 in 2008 and $1,770 in 2007.

Write-downs and sales of investment securities are summarized as follows:

	Year ended December 31,
	2009	2008	2007
Write-downs and sales of debt securities:
Write-downs	$69	$—	$—
Proceeds from sales	74,093	7,850	29,706
Gross gains from sales	1,971	—	47

Write-downs and sales of marketable equity securities:
Write-downs	675	2,635	—
Proceeds from sales	47	114	—
Gross gains from sales	14	6	—
Gross losses from sales	—	220	—

(5)  Loans (In thousands)

A summary of loans follows:

	December 31,
	2009	2008
Mortgage loans:
One-to-four family	$336,319	$362,454
Multi-family	374,695	328,752
Commercial real estate	524,567	460,730
Construction and development	18,161	30,221
Home equity	51,054	42,118
Total mortgage loans	1,304,796	1,224,275
Indirect automobile loans	541,003	597,231
Commercial loans – Eastern	165,671	147,427
Other commercial loans	131,126	115,176
Other consumer loans	6,245	3,979
Net loans	2,148,841	2,088,088
Deferred loan origination costs	15,454	17,463
Total loans	$2,164,295	$2,105,551

Restructured loans amounted to $3,898 and $3,358 at December 31, 2009 and 2008, respectively. Loans on non-accrual at December 31, 2009 and 2008 amounted to $6,233 and $6,059, respectively. Impaired loans, which included all restructured loans, all loans on non-accrual and certain other loans, amounted to $10,153 and $10,034 at December 31, 2009 and 2008, respectively. Specific reserves of $1,043 and $902 existed on impaired loans at December 31, 2009 and 2008, respectively. If interest payments on impaired loans had been made in accordance with original loan agreements, interest income of $565, $709 and $957 would have been recognized on the loans in 2009, 2008 and 2007 compared to interest income actually recognized of $260, $283 and $664, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

In the ordinary course of business, the Company makes loans to its Directors and their related interests, generally at the same prevailing terms as those of other borrowers. A summary of related party activity follows:

	December 31,
	2009	2008

Balance at beginning of year	$2,364	$1,534
New loans granted during the year	14,436	1,026
Removal of loans no longer to a related party	—	(128)
Repayments	(747)	(68)
Balance at end of year	$16,053	$2,364

(6)  Allowance for Loan Losses (In thousands)

An analysis of the allowance for loan losses for the years indicated follows:

	Year ended December 31,
	2009	2008	2007

Balance at beginning of year	$28,296	$24,445	$23,024
Provision for loan losses	9,880	11,593	6,681
Charge-offs	(8,039)	(8,837)	(6,146)
Recoveries	946	1,095	886
Balance at end of year	$31,083	$28,296	$24,445

The liability for unfunded credit commitments was increased by a $201 charge to the provision for credit losses in 2007 and decreased by credits to the provision for credit losses of $304 in 2008 and $100 in 2009.  The liability for unfunded commitments at December 31, 2009 and 2008 was $1,083 and $1,183, respectively.

(7)  Bank Premises and Equipment (In thousands)

Bank premises and equipment consist of the following:

	December 31,
	2009	2008

Land	$62	$62
Office building and improvements	12,366	10,998
Furniture, fixtures and equipment	8,647	8,006
	21,075	19,066
Accumulated depreciation and amortization	10,390	8,848
	$10,685	$10,218

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(8)  Deposits (In thousands)

A summary of deposits, excluding brokered deposits, follows:

	December 31, 2009		December 31, 2008
	Amount	Weighted average rate	Amount	Weighted average rate

Demand checking accounts	$85,044	0.00%	$67,769	0.00%
NOW accounts	100,946	0.08	86,607	0.18
Savings accounts	82,588	0.70	67,473	0.96
Guaranteed savings accounts	12,295	0.60	16,686	2.14
Money market savings accounts	519,601	1.24	303,517	2.52
Total transaction deposit accounts	800,474	0.90	542,052	1.63

Certificate of deposit accounts maturing:
Within six months	504,659	2.36	343,274	3.14
After six months but within 1 year	190,792	1.74	278,359	3.46
After 1 year but within 2 years	109,055	2.13	136,387	3.60
After 2 years but within 3 years	8,707	3.10	15,771	4.28
After 3 years but within 4 years	9,075	3.80	3,063	4.30
After 4 years but within 5 years	10,925	2.94	8,938	3.80
Total certificate of deposit accounts	833,213	2.22	785,792	3.37
	$1,633,687	1.57%	$1,327,844	2.66%

Certificate of deposit accounts issued in amounts of $100 or more totaled $360,582 and $324,809 at December 31, 2009 and 2008, respectively.

There were no brokered deposits at December 31, 2009 and $26,381 of brokered deposits at December 31, 2008 maturing within six months and with a weighted average interest rate of 5.37%

Interest expense on deposit balances is summarized as follows:

	Year ended December 31,
	2009	2008	2007

Deposits excluding brokered deposits:
NOW accounts	$168	$229	$258
Savings accounts	928	1,205	1,512
Money market savings accounts	5,711	6,158	6,215
Certificate of deposit accounts	23,785	31,853	37,061
Total deposits excluding brokered deposits	$30,592	$39,445	$45,046

Brokered deposits	$425	$2,208	$4,013

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(9)  Borrowed Funds (In thousands)

Borrowed funds are comprised of the following advances from the FHLB:

	December 31, 2009		December 31, 2008
	Amount	Weighted average rate	Amount	Weighted average rate

Within 1 year	$213,334	3.11%	$393,460	3.57%
Over 1 year to 2 years	97,979	3.05	188,884	3.66
Over 2 years to 3 years	79,722	2.90	67,443	4.00
Over 3 years to 4 years	45,050	3.49	25,843	4.56
Over 4 years to 5 years	6,500	4.69	29,050	4.09
Over 5 years	26,181	4.90	32,738	4.87
	$468,766	3.22%	$737,418	3.75%

The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

(10)  Subordinated Debt (Dollars in thousands)

Mystic Financial Capital Trust I (“MFCI”) and Mystic Financial Capital Trust II (“MFCII”) were unconsolidated special purpose entities that were formed for the purpose of issuing trust preferred securities to the public and investing the proceeds from the sale of the securities in subordinated debentures issued by Mystic. The Company assumed the obligations related to the debentures when it acquired Mystic. Interest paid by the Company on the subordinated debentures equaled the dividends paid by MFCI and MFCII to the holders of the trust preferred securities.

The $5,000 of trust preferred securities issued by MFCI were called and paid off by MFCI on April 22, 2007. The interest rate on the debentures, which changed semi-annually to six-month LIBOR plus 3.70%, was 9.09% at December 31, 2006 and at the time of pay-off. The $7,000 of trust preferred securities issued by MFCII were called and paid off by MFCII on February 15, 2008. The interest rate on the debentures, which changed quarterly to three-month LIBOR plus 3.25%, was 8.12% at the time of pay-off and December 31, 2007 and 8.66% at December 31, 2006. MFCI and MFCII were dissolved upon payoff of their trust preferred securities.

(11)  Income Taxes (Dollars in thousands)

Income tax expense is comprised of the following amounts:

	Year ended December 31,
	2009	2008	2007
Current provision:
Federal	$8,416	$9,421	$9,716
State	2,319	2,023	1,785
Total current provision	10,735	11,444	11,501

Deferred provision (benefit):
Federal	2,014	(2,446)	(85)
State	664	(509)	(175)
Total deferred provision (benefit)	2,678	(2,955)	(260)

Total provision for income taxes	$13,413	$8,489	$11,241

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year ended December 31,
	2009	2008	2007

Expected income tax expense at statutory federal tax rate	$11,602	$7,598	$10,275
State taxes, net of federal income tax benefit	1,940	984	1,046
Dividend income received deduction	(23)	(50)	(28)
Tax exempt municipal income	(20)	(146)	(221)
Non-deductible portion of ESOP expense	77	91	120
Non-deductible expenses	—	342	205
Legislative change in state income tax rate	97	98	—
Income attributable to noncontrolling interest in subsidiary	(187)	(130)	(131)
Other, net	(73)	(298)	(25)
	$13,413	$8,489	$11,241

Effective income tax rate	40.5%	39.1%	38.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for credit losses	$13,191	$12,181
Retirement and postretirement benefits	1,045	2,839
Recognition and retention plans	112	909
Write-downs of marketable equity securities	391	925
Depreciation	749	977
Other	46	—
Total gross deferred tax assets	15,534	17,831

Deferred tax liabilities:
Identified intangible assets and goodwill	2,165	2,623
Unrecognized gain relating to postretirement obligation	154	162
Savings Bank Life Insurance Company stock	103	104
Deferred loan origination costs	442	396
Unrealized gain on securities available for sale	1,125	638
Capitalized servicing rights	61	74
Acquisition fair value adjustments	1,263	485
Other	43	21
Total gross deferred tax liabilities	5,356	4,503

Net deferred tax asset	$10,178	$13,328

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

The Company is subject to federal examinations for tax years after December 31, 2005 and state examinations for tax years after December 31, 2004.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(12)  Employee Benefits (In thousands except share and per share amounts)

Postretirement Benefits

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income.

	Year ended December 31,
	2009	2008	2007

Net periodic benefit cost:
Service cost	$56	$53	$65
Interest cost	52	48	47
Prior service cost	(21)	(21)	(21)
Actuarial gain	(10)	(11)	(6)
Net periodic benefit cost	$77	$69	$85

Changes in postretirement benefit obligation recognized in other comprehensive income:
Net gain	$(6)	$(4)	$(3)
Prior service credit	(24)	(17)	(11)
Total postretirement benefit credit recognized in other comprehensive income	$(30)	$(21)	$(14)

The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 5.75% in 2009, 2008 and 2007.  The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $21.

The liability for the postretirement benefits included in accrued expenses and other liabilities was $1,148 at December 31, 2009 and $1,057 at December 31, 2008.

The assumed health care trend used to measure the accumulated postretirement benefit obligation was 9.5% initially, decreasing gradually to 5% in 2015 and thereafter. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1 % Increase	1 % Decrease

Effect on total service and interest cost components of net periodic postretirement benefit costs	$24	$(19)
Effect on the accumulated postretirement benefit obligation	169	(136)

401(k) Plan

The Company maintains a 401(k) plan which is a qualified, tax-exempt profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of twenty one and having completed one thousand hours of service in a plan year is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company contributes to the plan an amount equal to 5% of the compensation of eligible employees, subject to certain limits based on federal tax laws, but does not match employee contributions to the plan. Expense for the Company plan contributions was $718 in 2009, $626 in 2008 and $623 in 2007.

Supplemental Executive Retirement Agreements

Total expense for benefits payable under agreements that provide supplemental retirement benefits to two executive officers

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

amounted to $105 in 2009, $633 in 2008 and $395 in 2007. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2009 and 2008 amounted to $1,370 and $5,749, respectively. The reduction resulted from payment of benefits owed to one executive officer who retired in 2009.

Employee Stock Ownership Plan

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2009 and 2008, which was $3,252 and $3,502, respectively, is eliminated in consolidation.

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

At December 31, 2009, the ESOP held 472,604 unallocated shares at an aggregate cost of $2,577; the market value of such shares at that date was $4,684. Compensation and employee benefits expense was $493 in 2009, $545 in 2008 and $638 in 2007 based on the commitment to release to eligible employees 50,157 shares in 2009, 52,213 shares in 2008 and 54,107 shares in 2007.

Recognition and Retention Plans

The Company has a recognition and retention plan, the “2003 RRP.”  A prior plan, the “1999 RRP,” terminated on April 19, 2009. Under both of the plans, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009.  As of that date, no shares remained available for award under that plan. On March 16, 2009, 8,889 shares were awarded under the 2003 RRP which will vest on March 16, 2010.  Another 5,840 shares previously awarded under the 2003 RRP vested on October 16, 2009. As of December 31, 2009, the number of shares available for award under the 2003 RRP was 128,831 shares.

Total expense for the RRP plans was $143 in 2009, $2,123 in 2008 and $2,604 in 2007. The expense to be recognized for unvested shares at December 31, 2009 will be $17 in 2010. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $5 in 2009, $112 in 2008 and $238 in 2007.

Stock Option Plans

The Company has a stock option plan, the “2003 Option Plan.” A prior plan, the “1999 Option Plan,” terminated on April 19, 2009. Under both of the plans, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. On March 16, 2009, 72,512 options were awarded under the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

2003 Option Plan, of which half vested immediately and half will vest on March 16, 2010. On August 3, 2009, 50,000 options were awarded under the 2003 Option Plan, half of which vested immediately and half of which will vest on August 3, 2010. As of December 31, 2009, 1,103,448 options were available for award under the Company’s 2003 Stock Option Plan.

Total expense for the stock option plans amounted to $232 in 2009, $98 in 2008 and $116 in 2007.  In accordance with the terms of the Plans, dividend equivalent rights amounting to $441 in 2009, $1,027 in 2008 and $982 in 2007 were paid to holders of unexercised vested options.  The total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $2,973, $2,830 and $3,171, respectively.

Activity under the option plans was as follows:

	Year ended December 31,
	2009	2008	2007

Options outstanding at beginning of year	2,249,961	2,722,960	3,182,988
Options exercised at:
$4.944 per option	(627,135)	(622,162)	(522,271)
$9.47 to $9.99 per option	(544,451)	—	—
$10.05 to $10.36 per option	(77,956)	—	—
Reload options granted at:
$9.47 to $9.99 per option	376,666	167,785	—
$10.05 to $11.00 per option	224,288	25,378	155,663
$12.46 per option	—	—	7,929
Options awarded at:
$9.00 per option	72,512	—	—
$11.84 per option	50,000	—	—
Cancelled reload options ($11.00 to $15.42 per option)	—	—	(16,849)
Forfeited options ($12.91 to $15.02 per option)	—	(44,000)	(84,500)
Reload options not exercised by their expiration date ($10.69 to $11.00 per option)	(327,373)	—	—
Options outstanding at end of year	1,396,512	2,249,961	2,722,960

Exercisable as of December 31 at:
$4.944 per option	—	627,135	1,249,297
$9.00 to $9.95 per option	36,256	167,785	—
$10.05 to $11.00 per option	—	181,041	155,663
$11.84 to $12.91 per option	28,000	2,000	41,000
$15.02 per option	1,269,000	1,269,000	1,273,000
Total options exercisable at end of year	1,333,256	2,246,961	2,718,960

Aggregate intrinsic value of options outstanding and exercisable	$33	$3,789	$6,516
Weighted average exercise price per option	$14.79	$11.44	$10.11
Weighted average fair value per option of options granted during the year	$0.54	$0.50	$1.11
Weighted average remaining contractual life in years at end of year	4.2	2.9	3.5

To calculate the weighted average data presented in this note and the compensation expense presented in the accompanying financial statements, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Year ended December 31,
	2009	2008	2007

Dividend yield	6.88%	7.84%	7.33%
Expected volatility	23.33	19.13	18.90
Risk-free interest rate	1.00	2.84	4.45
Expected life of options	1.7 years	1.1 years	1.6 years

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Financial instruments with off-balance sheet risk at the dates indicated follow:

	December 31,
	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans:
One-to-four family mortgage	$150	$9,444
Multi-family mortgage	14,190	21,054
Commercial real estate mortgage	27,660	10,846
Commercial	29,455	23,655
Unadvanced portion of loans	131,171	121,709
Unused lines of credit:
Equity	54,923	52,470
Other	5,900	5,984

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

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ending December 31,

2010	$2,077
2011	1,943
2012	1,486
2013	1,133
2014	848

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $2,179 in 2009, $2,024 in 2008 and $1,932 in 2007.

Legal Proceedings

A purported class action filed on February 21, 2007 against Brookline Bank asserting claims under the Massachusetts Uniform Commercial Code was dismissed with prejudice and without costs on November 20, 2009.  That action, captioned Mosca v. Brookline Bank, had been dismissed by the trial court and was pending appeal.  The parties entered into a settlement agreement and, pursuant to a joint stipulation for voluntary dismissal filed by both parties, the Massachusetts Appeals Court entered an order dismissing the appeal.  The resolution of this action did not have a material effect on the Company’s consolidated financial position or results of operations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

In the normal course of business, there are various outstanding legal proceedings.  In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(14)  Stockholders’ Equity (In thousands except share and per share amounts)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law, and the Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2009, there were no shares of preferred stock issued.

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

Common Stock Repurchases

In 2009, no shares of the Company’s common stock were repurchased.  In 2008, the Company repurchased 40,100 shares of its common stock at a total cost of $372, or $9.28 per share including transaction costs, and in 2007, the Company repurchased 3,928,022 shares of its common stock at a total cost of $43,591, or $11.10 per share including transaction costs.

As of December 31, 2009, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $28,402 (unaudited) at December 31, 2009.

(15)  Regulatory Capital Requirements (In thousands)

OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions with respect to an under-capitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations established a framework for the classification of depository institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Total risk-based capital ratio of at least 10.0%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following table reconciles stockholders’ equity under U.S. generally accepted accounting principles (“GAAP”) with regulatory capital for the Bank at the dates indicated.

	December 31,
	2009	2008

Stockholders’ equity (GAAP)	$407,597	$432,952
Deduct disallowed unrealized gains on debt securities available for sale	(1,595)	(2,242)
Deduct disallowed identified intangible assets and loan servicing assets	(10,869)	(12,388)
Regulatory capital (tangible capital)	395,133	418,322
Add allowance for loan losses equal to 1.25% of adjusted total assets	27,331	26,287
Total risk-based capital	$422,464	$444,609

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

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

			OTS requirements
			Minimum capital		Classified as
	Bank actual		adequacy		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2009:
Tangible capital	$395,133	15.6%	$37,906	1.5%
Tier 1 (core) capital	395,133	15.6	101,083	4.0	$126,354	5.0%
Risk-based capital:
Tier 1	395,133	18.1			130,965	6.0
Total	422,464	19.4	174,620	8.0	218,275	10.0

			OTS requirements
			Minimum capital		Classified as
	Bank actual		adequacy		well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008:
Tangible capital	$418,322	16.5%	$38,106	1.5%
Tier 1 (core) capital	418,322	16.5	101,616	4.0	$127,020	5.0%
Risk-based capital:
Tier 1	418,322	19.9			126,057	6.0
Total	444,609	21.2	168,077	8.0	210,096	10.0

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(16)  Fair Value of Financial Instruments (In thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$17,635	$17,635	$22,270	$22,270
Short-term investments	48,886	48,886	99,082	99,082
Securities	329,470	329,479	328,835	328,845
Loans, net	2,133,212	2,144,754	2,077,255	2,104,496
Accrued interest receivable	9,062	9,062	8,835	8,835
Financial liabilities:
Demand, NOW, savings and money market savings deposits	800,474	800,474	542,052	542,052
Certificates of deposit (excluding brokered deposits)	833,213	836,752	785,792	790,905
Brokered deposits	—	—	26,381	26,605
Borrowed funds	468,766	469,756	737,418	745,954

The following table presents the balances of certain assets reported at fair value as of December 31, 2009:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$100,683	$—	$100,683
Municipal obligations	—	788	—	788
Auction rate municipal obligations	—	—	3,130	3,130
Corporate obligations	—	35,506	1,308	36,814
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	22,518	—	22,518
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	127,481	—	127,481
Marketable equity securities	1,609	—	—	1,609
Securities available for sale	$1,609	$286,976	$4,438	$293,023

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$1,550	$—	$1,550
Repossessed vehicles	—	1,024	—	1,024
Repossessed equipment	—	406	—	406

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following table presents the balances of certain assets reported at fair value as of December 31, 2008:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$3,089	$—	$3,089
Municipal obligations	—	752	—	752
Auction rate municipal obligations	—	—	4,517	4,517
Corporate obligations	—	1,917	1,511	3,428
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	101,633	—	101,633
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	177,743	—	177,743
Marketable equity securities	1,177	—	—	1,177
Securities available for sale	$1,177	$285,134	$6,028	$292,339

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$1,850	$—	$1,850
Repossessed vehicles	—	1,274	—	1,274
Collateral dependent impaired loans	—	762	—	762

The securities comprising the balance in the level 1 column are marketable equity securities.  The securities comprising the balance in the level 2 column are debt and mortgage-backed securities issued by U.S. Government-sponsored enterprises, municipal obligations and corporate obligations except for those securities, as noted below, in the level 3 column.  See note 4 for additional information.

The securities comprising the balance in the level 3 column at December 31, 2009 included $3,700 of auction rate municipal obligations, $1,160 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $3,130 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $808. In the judgment of management, the fair value of the trust preferred obligation was considered to approximate its carrying value because it was deemed to be fully collectible and the rate paid on the security was higher than rates paid on securities with similar maturities.

In 2009, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $1,590 as a result of a full redemption of an auction rate municipal obligation that had a fair value of $1,387 at December 31, 2008 and a $203 reduction in the estimated fair value of pools of trust preferred obligations.

In 2008, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $8,422 as a result of $6,300 of redemption and $1,550 of sales of auction rate municipal obligations at their face value, the full payment of a $500 debt obligation, the movement of a $400 trust preferred security to level 2, a $683 reduction in the estimated fair value of the auction rate municipal obligations and the addition of $1,011 of pools of trust preferred obligations.

Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral. The inputs used in the appraisals of the collateral are observable and, therefore, the loans are categorized as level 2. Repossessed vehicles and repossessed equipment are carried at estimated fair value less costs to sell.

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Securities

The fair value of securities is based principally on market prices and dealer quotes received from third party pricing services, where available. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value. (See note 4.)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit and brokered deposits represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit based intangibles”).

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

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(17)  Condensed Parent Company Financial Statements (In thousands)

Condensed parent company financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 follow. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheets

	December 31,
	2009	2008
Assets
Cash and due from banks	$450	$292
Short-term investments	60	760
Loan to subsidiary bank ESOP	3,252	3,502
Investment in subsidiaries, at equity	445,281	453,163
Goodwill	35,615	35,615
Prepaid income taxes	1,528	218
Other assets	1,311	530
Total assets	$487,497	$494,080

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	180	211
Stockholders’ equity	487,317	493,869
Total liabilities and stockholders’ equity	$487,497	$494,080

Statements of Income

	Year ended December 31,
	2009	2008	2007

Dividend income from subsidiaries	$44,581	$15,000	$32,268
Interest income:
Short-term investments	2	138	98
Loan to subsidiary bank ESOP	290	312	332
Total income	44,873	15,450	32,698

Expenses:
Interest on subordinated debt	—	65	666
Directors’ fees	108	108	58
Delaware franchise tax	168	168	168
Professional fees	48	75	44
Other	153	204	202
Total expenses	477	620	1,138

Income before income taxes and distributions in excess of net income of subsidiaries	44,396	14,830	31,560
Income tax expense (benefit)	27	100	(31)
Income before distributions in excess of net income of subsidiaries	44,369	14,730	31,591
Distributions in excess of net income of subsidiaries	(25,169)	(1,880)	(13,849)
Net income	$19,200	$12,850	$17,742

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$19,200	$12,850	$17,742
Adjustments to reconcile net income to net cash provided from operating activities:
Distributions in excess of net income of subsidiaries	25,169	1,880	13,849
Accretion of acquisition fair value adjustments	—	(8)	(84)
(Increase) decrease in prepaid income taxes	(1,310)	1,529	417
(Increase) decrease in other assets	(2,194)	1,606	119
(Decrease) increase in accrued expenses and other liabilities	(31)	152	(370)
Net cash provided from operating activities	40,834	18,009	31,673

Cash flows from investing activities:
Investment in subsidiary	(26,564)	—	—
Return of capital from subsidiaries	10,580	4,900	75,257
Repayment of ESOP loan by subsidiary bank	250	250	250
Payment from subsidiary bank for shares vested in recognition and retention plans	2,049	2,296	2,590
Net cash (used for) provided from investing activities	(13,685)	7,446	78,097

Cash flows from financing activities:
Payment of dividends on common stock	(32,127)	(44,055)	(45,528)
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distribution on allocated ESOP shares	1,334	1,073	1,814
Exercise of stock options	3,102	1,214	827
Purchase of treasury stock	—	(372)	(43,591)
Repayment of subordinated debt	—	(7,000)	(5,000)
Net cash used for financing activities	(27,691)	(49,140)	(91,478)

Net (decrease) increase in cash and cash equivalents	(542)	(23,685)	18,292
Cash and cash equivalents at beginning of year	1,052	24,737	6,445
Cash and cash equivalents at end of year	$510	$1,052	$24,737

Supplemental disclosures of cash flow information:
Cash paid (refund) during the year for income taxes	$—	$198	$(311)
Interest on subordinated debt	—	138	844

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(18)  Quarterly Results of Operations (Unaudited, dollars in thousands except per share amounts)

	2009 Quarters
	Fourth	Third	Second	First

Interest income	$33,660	$34,322	$36,222	$34,854
Interest expense	11,054	12,547	14,406	15,748
Net interest income	22,606	21,775	21,816	19,106
Provision for credit losses	2,630	2,473	1,876	2,801
Net interest income after provision for credit losses	19,976	19,302	19,940	16,305
Penalty from prepayment of borrowed funds	(1,178)	(533)	(582)	—
Gain on sales of securities	1,046	594	346	—
Loss on impairment of securities, net	(18)	—	—	(726)
Other non-interest income	969	934	887	1,018
Amortization of identified intangible assets	(372)	(372)	(372)	(372)
Other non-interest expense	(10,352)	(10,772)	(12,171)	(10,348)
Income before income taxes	10,071	9,153	8,048	5,877
Provision for income taxes	4,052	3,723	3,245	2,394
Net income	6,019	5,430	4,803	3,483
Less net income attributable to noncontrolling interest in subsidiary	183	188	125	39
Net income attributable to Brookline Bancorp, Inc.	$5,836	$5,242	$4,678	$3,444

Earnings per share:
Basic	$0.10	$0.09	$0.08	$0.06
Diluted	0.10	0.09	0.08	0.06

	2008 Quarters
	Fourth	Third	Second	First

Interest income	$36,441	$35,991	$35,378	$35,851
Interest expense	16,323	16,649	17,332	18,691
Net interest income	20,118	19,342	18,046	17,160
Provision for credit losses	3,433	3,162	2,579	2,114
Net interest income after provision for credit losses	16,685	16,180	15,467	15,046
Loss on sales of securities, net	—	(214)	—	—
Loss on impairment of securities, net	—	(1,386)	—	(1,249)
Other non-interest income	1,022	958	1,123	994
Amortization of identified intangible assets	(438)	(438)	(438)	(438)
Other non-interest expense	(10,583)	(10,719)	(9,997)	(9,865)
Income before income taxes	6,686	4,381	6,155	4,488
Provision for income taxes	1,901	2,515	2,366	1,707
Net income	4,785	1,866	3,789	2,781
Less net income attributable to noncontrolling interest in subsidiary	55	115	115	87
Net income attributable to Brookline Bancorp, Inc.	$4,730	$1,751	$3,674	$2,694

Earnings per share:
Basic	$0.08	$0.03	$0.06	$0.05
Diluted	0.08	0.03	0.06	0.05

Differences between annual amounts and the total of quarterly amounts are due to rounding.