Form 10-Q
period 2010-03-31
BROOKLINE BANCORP INC
filed 2010-04-30
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the number of shares of common stock, par value $0.01 per share, outstanding was 59,038,156.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$17,782	$17,635
Short-term investments	53,023	48,886
Securities available for sale	301,931	293,023
Securities held to maturity (market value of $123 and $121, respectively)	111	112
Restricted equity securities	36,335	36,335
Loans	2,173,989	2,164,295
Allowance for loan losses	(30,850)	(31,083)
Net loans	2,143,139	2,133,212
Accrued interest receivable	8,785	9,062
Bank premises and equipment, net	10,759	10,685
Deferred tax asset	9,871	10,178
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $10,163 and $9,857, respectively	2,789	3,095
Other assets	11,296	10,420
Total assets	$2,639,062	$2,615,884

LIABILITIES AND EQUITY
Deposits	$1,654,767	$1,633,687
Borrowed funds	465,509	468,766
Mortgagors’ escrow accounts	6,430	5,938
Income taxes payable	3,475	1,115
Accrued expenses and other liabilities	16,834	16,955
Total liabilities	2,147,015	2,126,461

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,411,889 shares and 64,404,419 shares issued, respectively	644	644
Additional paid-in capital	524,058	523,736
Retained earnings, partially restricted	26,756	25,420
Accumulated other comprehensive income	2,939	2,201
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP - 460,559 shares and 472,604 shares, respectively	(2,511)	(2,577)
Total Brookline Bancorp, Inc. stockholders’ equity	489,779	487,317
Noncontrolling interest in subsidiary	2,268	2,106
Total equity	492,047	489,423

Total liabilities and equity	$2,639,062	$2,615,884

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2010	2009
	(unaudited)
Interest income:
Loans	$30,868	$31,553
Debt securities	1,923	3,076
Short-term investments	15	202
Equity securities	24	23
Total interest income	32,830	34,854

Interest expense:
Deposits (excluding brokered deposits)	5,911	8,580
Brokered deposits	—	349
Borrowed funds	3,774	6,819
Total interest expense	9,685	15,748

Net interest income	23,145	19,106
Provision for credit losses	1,267	2,801
Net interest income after provision for credit losses	21,878	16,305

Non-interest income:
Fees, charges and other income	825	1,018
Impairment losses on securities	(49)	(779)
Less non-credit loss on impairment of securities	—	53
Total non-interest income	776	292

Non-interest expense:
Compensation and employee benefits	5,632	4,966
Occupancy	1,101	1,045
Equipment and data processing	1,825	1,750
Professional services	936	645
FDIC insurance	416	430
Advertising and marketing	129	131
Amortization of identified intangible assets	306	372
Other	1,355	1,381
Total non-interest expense	11,700	10,720

Income before income taxes	10,954	5,877
Provision for income taxes	4,439	2,361
Net income	6,515	3,516

Less net income attributable to noncontrolling interest in subsidiary	162	72
Net income attributable to Brookline Bancorp, Inc.	$6,353	$3,444

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.11	$0.06
Diluted	0.11	0.06

Weighted average common shares outstanding during the period:
Basic	58,554,922	57,919,412
Diluted	58,559,786	58,052,757

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2010	2009
	(unaudited)

Net income	$6,515	$3,516

Other comprehensive income, net of taxes:
Unrealized securities holding gains excluding non-credit loss on impairment of securities	1,130	2
Non-credit loss on impairment of securities	—	(76)
Net unrealized securities holding gains (losses) before income taxes	1,130	(74)
Income tax expense (benefit)	421	(28)
Net unrealized securities holding gains (losses)	709	(46)

Adjustment of accumulated obligation for postretirement benefits	(5)	(8)
Income tax benefit	2	3
Net adjustment of accumulated obligation for postretirement benefits	(3)	(5)

Net unrealized holding gains (losses)	706	(51)

Less reclassification adjustment for securities losses included in net income:
Impairment losses on securities	(49)	(726)
Income tax benefit	17	254
Net credit impairment losses on securities	(32)	(472)

Net other comprehensive income	738	421

Comprehensive income	7,253	3,937

Net income attributable to noncontrolling interest in subsidiary	(162)	(72)

Comprehensive income attributable to Brookline Bancorp, Inc.	$7,091	$3,865

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667

Net income attributable to Brookline Bancorp, Inc.	—	—	3,444	—	—	—	3,444	—	3,444

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	72	72

Other comprehensive income	—	—	—	421	—	—	421	—	421

Common stock dividends of $0.285 per share	—	—	(16,499)	—	—	—	(16,499)	—	(16,499)

Payment of dividend equivalent rights	—	—	(403)	—	—	—	(403)	—	(403)

Exercise of stock options (777,915 shares)	5	2,563	—	—	—	—	2,568	—	2,568

Stock options granted (325,449 options)	1	92	—	—	—	—	93	—	93

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	666	—	—	—	—	666	—	666

Compensation under recognition and retention plan	—	35	—	—	—	—	35	—	35

Common stock held by ESOP committed to be released (12,540 shares)	—	46	—	—	—	69	115	—	115

Balance at March 31, 2009	$643	$522,114	$24,634	$1,806	$(62,107)	$(2,781)	$484,309	$1,870	$486,179

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Three Months Ended March 31, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

Net income attributable to Brookline Bancorp, Inc.	—	—	6,353	—	—	—	6,353	—	6,353

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	162	162

Other comprehensive income	—	—	—	738	—	—	738	—	738

Common stock dividends of $0.085 per share	—	—	(5,017)	—	—	—	(5,017)	—	(5,017)

Stock options granted (97,333 options)	—	117	—	—	—	—	117	—	117

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	129	—	—	—	—	129	—	129

Compensation under recognition and retention plan	—	20	—	—	—	—	20	—	20

Common stock held by ESOP committed to be released (12,045 shares)	—	56	—	—	—	66	122	—	122

Balance at March 31, 2010	$644	$524,058	$26,756	$2,939	$(62,107)	$(2,511)	$489,779	$2,268	$492,047

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$6,353	$3,444
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	162	72
Provision for credit losses	1,267	2,801
Depreciation and amortization	374	334
Net amortization (accretion) of securities premiums and discounts	608	(44)
Amortization of deferred loan origination costs	2,292	2,379
Amortization of identified intangible assets	306	372
Amortization (accretion) of acquisition fair value adjustments	4	(33)
Amortization of mortgage servicing rights	7	10
Impairment losses on securities	49	726
Write-down of assets acquired	54	195
Compensation under recognition and retention plan	20	35
Release of ESOP shares	122	115
Deferred income taxes	(129)	110
Decrease (increase) in:
Accrued interest receivable	277	364
Prepaid income taxes	—	193
Other assets	(937)	491
Increase in income taxes payable	2,360	317
Decrease in accrued expenses and other liabilities	(126)	(153)
Net cash provided from operating activities	13,063	11,728

Cash flows from investing activities:
Proceeds from principal repayments of securities available for sale	46,523	30,775
Proceeds from principal repayments of securities held to maturity	1	2
Purchase of securities available for sale	(54,896)	(54,718)
Net increase in loans	(13,492)	(23,207)
Purchase of bank premises and equipment	(464)	(321)
Net cash used for investing activities	(22,328)	(47,469)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Three months ended March 31,
	2010	2009
	(unaudited)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$65,721	$40,405
Increase (decrease) in certificates of deposit	(44,641)	68,103
Proceeds from Federal Home Loan Bank of Boston advances	62,000	3,777,000
Repayment of Federal Home Loan Bank of Boston advances	(65,252)	(3,865,636)
Increase in mortgagors’ escrow accounts	492	359
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	129	666
Exercise of stock options	—	2,568
Stock options granted	117	93
Payment of dividends on common stock	(5,017)	(16,499)
Payment of dividend equivalent rights	—	(403)
Net cash provided from financing activities	13,549	6,656

Net increase (decrease) in cash and cash equivalents	4,284	(29,085)
Cash and cash equivalents at beginning of period	66,521	121,352
Cash and cash equivalents at end of period	$70,805	$92,267

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$9,680	$15,599
Income taxes	2,077	1,078

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

(1)                     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiaries, BBS Investment Corporation and Longwood Securities Corp., and its 85.6% (86.0% prior to April 1, 2009) owned subsidiary, Eastern Funding LLC (“Eastern”).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment in Debt Securities. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 320-10, Investments — Debt and Equity Securities (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which became effective for interim and annual periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see Fair Value Measurements below) was adopted at the same time. The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

Three Months Ended March 31, 2010 and 2009

(Unaudited)

disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“ASC paragraphs 820-10-50-8A, 55-23A and 55-238”), the Company applied the FSB as it related to non-financial assets, such as goodwill and real property held for sale, and non-financial liabilities effective January 1, 2009. Such application did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FASB ASC 820). This FSP provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which became effective for interim and annual periods ending after June 15, 2009, required early adoption for periods ending after March 15, 2009 if a company elected to adopt early FSP FAS 115-1 and FAS 124-2 (see Other-Than-Temporary Impairment in Debt Securities above). The Company adopted this FSP for the period ended March 31, 2009. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

On January 21,2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 will require reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) Input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. As of January 1, 2010, the Company adopted the portion of this Statement that became effective for reporting periods beginning after December 15, 2009. Adoption had no material effect on the Company’s financial statements.

Accounting for Transfer of Financial Assets. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FASB ASC Topic 810”). This Statement was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Adoption of this Statement, effective January 1, 2010, did not have a material effect on the Company’s financial statements.

Variable Interest Entities. In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendment to FASB Interpretation No. 46 (R)” (“FASB ASC Topic 810”). This Statement was issued to improve financial reporting by enterprises involved with variable interest entities. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Adoption of this Statement, effective January 1, 2010, did not have a material effect on the Company’s financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

(2)                 Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$107,640	$252	$117	$107,775
Municipal obligations	750	48	—	798
Auction rate municipal obligations	3,700	—	570	3,130
Corporate obligations	44,335	1,004	745	44,594
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	13,090	155	—	13,245
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	127,332	3,357	109	130,580
Total debt securities	296,847	4,816	1,541	300,122
Marketable equity securities	793	1,034	18	1,809
Total securities available for sale	$297,640	$5,850	$1,559	$301,931

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$111	$12	$—	$123

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$100,762	$126	$205	$100,683
Municipal obligations	750	38	—	788
Auction rate municipal obligations	3,700	—	570	3,130
Corporate obligations	36,879	857	922	36,814
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	22,218	300	—	22,518
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	124,808	2,752	79	127,481
Total debt securities	289,117	4,073	1,776	291,414
Marketable equity securities	793	833	17	1,609
Total securities available for sale	$289,910	$4,906	$1,793	$293,023

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$112	$9	$—	$121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

The maturities of the investments in debt securities at March 31, 2010 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$10,632	$10,775
After 1 year through 5 years	178,768	180,652
After 5 years through 10 years	87,395	89,371
Over 10 years	20,052	19,324
	$296,847	$300,122

	Held to maturity
	Amortized	Estimated
	cost	fair value

Within 1 year	$—	$—
After 1 year through 5 years	—	—
Over 10 years	111	123
	$111	$123

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at March 31, 2010, however, are expected to be much shorter due to anticipated payments.

Investment securities at March 31, 2010 and December 31, 2009 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$37,481	$117	$—	$—	$37,481	$117
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,130	570	3,130	570
Corporate obligations:
With other-than-temporary impairment loss	—	—	—	—	—	—
Without other-than-temporary impairment loss	6,184	43	2,716	702	8,900	745
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	13,564	109	—	—	13,564	109
Total debt securities	57,229	269	5,846	1,272	63,075	1,541
Marketable equity securities	—	—	180	18	180	18
Total temporarily impaired securities	$57,229	$269	$6,026	$1,290	$63,255	$1,559

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

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

At March 31, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade. The unrealized loss on mortgage-backed securities related primarily to acquisition premiums to be amortized over the estimated remaining life of the securities. The unrealized loss on marketable equity securities at March 31, 2010, which related to common stock of a financial institution owned by the Company, was considered to be immaterial to the Company’s consolidated financial statements as of and for the three months ended March 31, 2010.

At March 31, 2010, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Three of the issuers, representing 81% of the pool, announced that they will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $142 at March 31, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The $49 unrealized loss on the security, based on an analysis of projected cash flows, was charged to earnings as a credit loss. At March 31, 2009, this same debt security had an unrealized loss of $104 and, based on an analysis of projected cash flows, $51was charged to earnings as a credit loss and $53 was recognized in other comprehensive income.

Impairment losses on securities charged to earnings in the three months ended March 31, 2009 were $726. In addition to the $51 credit loss on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the FNMA and Merrill Lynch & Co., Inc. (now Bank of America Corporation, or “B of A”) of $103 and $572, respectively. After the write-downs, the FNMA stock was sold in the fourth quarter of 2009 at a gain of $14. The aggregate cost basis of the B of A stock included in marketable equity securities at March 31, 2010 was $360 and the estimated fair value was $1,016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

	Three months ended
	March 31,
	2010	2009
Beginning balance	$69	$—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	—	51
Amount of credit loss related to debt securities for which an other-than-temporary impairment was previously recognized	49	—
Balance of the amount related to credit losses on debt securities held at end of period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$118	$51

(3)                         Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:

	March 31,	December 31,
	2010	2009

Federal Home Loan Bank of Boston stock	$35,960	$35,960
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	122	122
	$36,335	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At March 31, 2010, the Company’s investment in FHLB stock exceeded its required investment by $15,073.

The FHLB reported net income of $22.9 million in the first quarter of 2010, a net loss of $186.8 million in the year 2009 and a net loss of $115.8 million in the year 2008. At March 31, 2010, the FHLB had retained earnings of $165.5 million. The FHLB has a retained earnings target of $925.0 million, a target adopted in connection with the FHLB’s revised operating plan to preserve capital in light of the various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB’s portfolio of held-to-maturity private-label mortgage-backed securities. That portfolio, which had an aggregate amortized cost of $3.1 billion at December 31, 2009, had accumulated other comprehensive losses of $928.5 million at that date. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB’s portfolio of private-label mortgage-backed securities. The retained earnings target has increased significantly over the last two years particularly as the expected performance of private-label mortgage-backed securities has deteriorated beyond prior estimates. Over time, as some unrealized losses become realized losses and the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, FHLB management has stated that it expects its retained earnings target to begin to decline. However, they expect that the retained earnings target will be sensitive to changes in the FHLB’s risk profile, whether favorable or unfavorable. FHLB management stated that they have analyzed the likelihood of the FHLB meeting its retained earnings target over a five-year horizon and projects that the retained earnings target will be met within that time horizon. General economic developments more adverse than the FHLB’s projections or other factors outside of the FHLB’s control, however, could cause the FHLB to require additional time beyond the five year horizon to meet its retained earnings target.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter’s net income while the FHLB’s retained earnings are less than its targeted retained earnings level. However, the FHLB’s board of directors has announced that it does not expect to declare any dividends until it demonstrates a consistent pattern of positive net income, which will likely preclude a declaration of dividends for at least the first two quarters of 2010 as the FHLB continues to focus on building retained earnings. No dividends were paid in the first quarter of 2010 or in the year 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

 (Unaudited)

The FHLB’s retained earnings target could be superseded by regulatory mandates, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB’s currently targeted level. Moreover, management and the board of directors at the FHLB may, at any time, change the FHLB’s methodology or assumptions for modeling the FHLB’s retained earnings target. Either of these could result in the FHLB further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.

At March 31, 2010, the FHLB met all of its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	March 31,	December 31,
	2010	2009
Mortgage loans:
One-to-four family	$329,831	$336,319
Multi-family	377,634	374,695
Commercial real estate	523,305	524,567
Construction and development	20,801	18,161
Home equity	52,663	51,054
Total mortgage loans	1,304,234	1,304,796
Indirect automobile loans	542,929	541,003
Commercial loans - Eastern	171,972	165,671
Other commercial loans	132,092	131,126
Other consumer loans	7,186	6,245
Net loans	2,158,413	2,148,841
Deferred loan origination costs	15,576	15,454
Total loans	$2,173,989	$2,164,295

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three month ended March 31,
	2010	2009

Balance at beginning of period	$31,083	$28,296
Provision for loan losses	1,267	2,801
Charge-offs	(1,853)	(2,367)
Recoveries	353	213
Balance at end of period	$30,850	$28,943

During the three months ended March 31, 2010 and 2009, the liability for unfunded credit commitments was not changed. The liability, which is included in other liabilities, was $1,083 at March 31, 2010 and December 31, 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

 (Unaudited)

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31,	December 31,
	2010	2009

Demand checking accounts	$89,024	$85,044
NOW accounts	103,037	100,946
Savings accounts	89,371	82,588
Guaranteed savings accounts	9,827	12,295
Money market savings accounts	574,936	519,601
Certificate of deposit accounts	788,572	833,213
Total deposits	$1,654,767	$1,633,687

(7)                  Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at March 31, 2010 was comprised of (a) unrealized gains of $2,728 (net of income taxes) on securities available for sale after recognition of an unrealized loss of $32 (net of income taxes) related to a corporate obligation included in available for sale securities for which an other-than-temporary impairment loss was recognized in earnings and (b) an unrealized gain of $211 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2009 was comprised of an unrealized gain of $1,987 (net of income taxes) on securities available for sale and an unrealized gain of $214 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At March 31, 2010 and December 31, 2009, the resulting net income tax liability amounted to $1,713 and $1,277, respectively.

(8)                       Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At March 31, 2010, the Company had outstanding commitments to originate loans of $78,355, $5,146 of which were one-to-four family mortgage loans, $32,739 were commercial real estate mortgage loans, $8,935 were multi-family mortgage loans and $31,535 were commercial loans. Unused lines of credit available to customers were $60,787, of which $54,989 were equity lines of credit.

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings.  In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(9)                      Dividend Declaration

On April 19, 2010, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on May 17, 2010 to stockholders of record on April 30, 2010.

(10)            Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plan

The Company has a recognition and retention plan, the “2003 RRP.” Under the plan, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. On March 16, 2009, 8,889 shares were awarded which vested on March 16, 2010 and, on March 16, 2010, 7,470 shares were awarded which will vest on March 16, 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Total expense for shares awarded under the 2003 RRP amounted to $20 and $35 for the three months ended March 31, 2010 and 2009, respectively. The compensation cost of non-vested RRP shares at March 31, 2010 is expected to be charged to expense as follows: $60 during the nine months ended December 31, 2010 and $17 in 2011. As of March 31, 2010, 121,361 shares were available for award under the 2003 RRP.

Stock Option Plan

The Company has a stock option plan, the “2003 Option Plan.” Under the plan, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plan.

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. As of March 31, 2010, 1,006,155 options were available for award under the Company’s 2003 Stock Option Plan.

Total expense for the stock option plan amounted to $117 and $93 for the three months ended March 31, 2010 and 2009, respectively.

Activity under the Company’s stock option plan for the three months ended March 31, 2010 was as follows:

Options outstanding at January 1, 2010		1,396,512
Options awarded at:
$ 10.71 per option	52,333
$ 10.78 per option	45,000
Total options awarded		97,333
Options outstanding at March 31, 2010		1,493,845

Exercisable as of March 31, 2010 at:
$ 9.00 per option		72,512
$ 10.71 per option		26,167
$ 11.84 per option		25,000
$ 12.91 per option		3,000
$ 15.02 per option		1,269,000
		1,395,679

Aggregate intrinsic value of options outstanding and exercisable		$119

Weighted average exercise price per option		$14.56

Weighted average fair value per option of options granted during the period		$2.22

Weighted average remaining contractual life in years at end of period		4.2

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at March 31, 2010 and December 31, 2009, which was $3,189 and $3,252, respectively, is eliminated in consolidation.

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

At March 31, 2010, the ESOP held 460,559 unallocated shares at an aggregate cost of $2,511; the market value of such shares at that date was $4,900. For the three months ended March 31, 2010 and 2009, $122 and $115, respectively, was charged to compensation expense based on the commitment to release to eligible employees 12,045 shares and 12,540 shares in those respective periods.

(11)                Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2010 and 2009:

	2010	2009

Service cost	$16	$15
Interest cost	14	13
Prior service cost	(6)	(6)
Actuarial gain	(3)	(3)
Net periodic benefit costs	$21	$19

Benefits paid amounted to $4 and $2 for the three months ended March 31, 2010 and 2009, respectively.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the three months ended March 31, 2010. As of March 31, 2010, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $28,402 at December 31, 2009.

(13)                Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$17,782	$17,782	$17,635	$17,635
Short-term investments	53,023	53,023	48,886	48,886
Securities	338,377	338,389	329,470	329,479
Loans, net	2,143,139	2,158,597	2,133,212	2,144,754
Accrued interest receivable	8,785	8,785	9,062	9,062
Financial liabilities:
Demand, NOW, savings and money market savings deposits	866,195	866,195	800,474	800,474
Certificates of deposit	788,572	791,083	833,213	836,752
Borrowed funds	465,509	466,737	468,766	469,756

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The following table presents the balances of certain assets reported at fair value as of March 31, 2010:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$107,775	$—	$107,775
Municipal obligations	—	798	—	798
Auction rate municipal obligations	—	—	3,130	3,130
Corporate obligations	—	43,295	1,299	44,594
Collateralized mortgage obligations issued by U.S.Government-sponsored enterprises	—	13,245	—	13,245
Mortgage-backed securities issued by U.S.Government-sponsored enterprises	—	130,580	—	130,580
Marketable equity securities	1,809	—	—	1,809
Securities available for sale	$1,809	$295,693	$4,429	$301,931

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$1,700	$—	$1,700
Repossessed vehicles	—	929	—	929
Repossessed equipment	—	400	—	400

The following table presents the balances of certain assets reported at fair value as of December 31, 2009:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$100,683	$—	$100,683
Municipal obligations	—	788	—	788
Auction rate municipal obligations	—	—	3,130	3,130
Corporate obligations	—	35,506	1,308	36,814
Collateralized mortgage obligations issued by U.S.Government-sponsored enterprises	—	22,518	—	22,518
Mortgage-backed securities issued by U.S.Government-sponsored enterprises	—	127,481	—	127,481
Marketable equity securities	1,609	—	—	1,609
Securities available for sale	$1,609	$286,976	$4,438	$293,023

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$1,550	$—	$1,550
Repossessed vehicles	—	1,024	—	1,024
Repossessed equipment	—	406	—	406

The securities comprising the balance in the level 3 column at March 31, 2010 included $3,700 of auction rate municipal obligations, $1,109 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $3,130 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $799. In the judgment of management, the fair value of the other trust preferred obligation was considered to approximate its carrying value because it was deemed to be fully collectible and the rate paid on the security was higher than rates paid on securities with similar maturities.

During the three months ended March 31, 2010, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $9 as a result of a $4 pay down of a trust preferred obligation and a $5 net reduction in the estimated fair value of the pools of trust preferred obligations, after inclusion of $49 which was recognized as a credit loss charged to earnings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months ended March 31, 2010 and 2009.

Operating Highlights

	Three months ended
	March 31,
	2010	2009
	(In thousands except per share amounts)
Net interest income	$23,145	$19,106
Provision for credit losses	1,267	2,801
Net impairment losses on securities	(49)	(726)
Non-interest income	825	1,018
Non-interest expense	11,700	10,720
Income before income taxes	10,954	5,877
Provision for income taxes	4,439	2,361
Net income attributable to noncontrolling interest in subsidiary	162	72
Net income attributable to Brookline Bancorp, Inc.	6,353	3,444

Basic earnings per common share	$0.11	$0.06
Diluted earnings per common share	0.11	0.06

Interest rate spread	3.24%	2.38%
Net interest margin	3.65%	3.00%

Financial Condition Highlights

	At	At	At
	March 31,	December 31,	March 31,
	2010	2009	2009
	(In thousands)

Total assets	$2,639,062	$2,615,884	$2,623,913
Net loans	2,143,139	2,133,212	2,095,308
Deposits (excluding brokered deposits)	1,654,767	1,633,687	1,436,352
Brokered deposits	—	—	26,381
Borrowed funds	465,509	468,766	648,775
Brookline Bancorp, Inc. stockholders’ equity	489,779	487,317	484,309
Stockholders’ equity to total assets	18.56%	18.63%	18.46%

Allowance for loan losses	$30,850	$31,083	$28,943
Non-performing assets	7,940	7,663	9,107

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

•                            Continued improvement in net interest margin — 3.65% in the 2010 first quarter compared to 3.55% in the 2009 fourth quarter and 3.00% in the 2009 first quarter

•                            Reduction in the provision for credit losses - $1,267,000 in the 2010 first quarter compared to $2,801,000 in the 2009 first quarter

•                            Non-performing assets of $7.9 million, or 0.30% of total assets, at March 31, 2010 compared to $7.7 million (0.29%) at December 31, 2009 and $9.1 million (0.35%) at March 31, 2009

•                            Stock of the Federal Home Loan Bank of Boston (“FHLB”) owned by the Company - unchanged at $36.0 million since the beginning of 2009. Due to reported losses in the years 2009 and 2008, the FHLB has restricted stock redemptions and ceased the payment of dividends since 2008. In 2008, the Company received $1.2 million in dividend income on its FHLB stock.

•                            Deposit growth of $21.1 million in the 2010 first quarter - transaction account deposits grew $65.7 million (8.2%) while certificates of deposit declined $44.6 million (5.4%). Generally, higher interest rates are paid on certificates of deposit than on transaction account deposits.

•                            Loan growth in the 2010 first quarter was modest at $9.7 million.

•                            Credit impairment losses on securities declined from $726,000 in the 2009 first quarter to $49,000 in the 2010 first quarter.

•                            Non-interest expense in the 2010 first quarter was $980,000 (9.1%) higher than in the 2009 first quarter due in part to investments in personnel and new service offerings as well as higher professional fees associated with corporate matters.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2010 and 2009, and the three months ended December 31, 2009. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2010			2009
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$54,122	$15	0.11%	$100,736	$202	0.81%
Debt securities (2)	286,169	1,928	2.70	287,279	3,086	4.30
Equity securities (2)	37,999	33	0.34	37,295	33	0.35
Mortgage loans (3)	1,251,533	16,730	5.35	1,197,379	16,792	5.61
Home equity loans (3)	51,757	487	3.82	43,171	390	3.66
Commercial loans - Eastern (3)	168,609	3,602	8.55	149,300	3,412	9.14
Other commercial loans (3)	132,255	1,566	4.78	116,472	1,302	4.51
Indirect automobile loans (3)	550,864	8,401	6.18	604,891	9,600	6.44
Other consumer loans (3)	6,656	82	4.93	3,762	56	5.95
Total interest-earning assets	2,539,964	32,844	5.19%	2,540,285	34,873	5.52%
Allowance for loan losses	(31,002)			(28,286)
Non-interest earning assets	112,262			108,094
Total assets	$2,621,224			$2,620,093

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$98,304	33	0.14%	$83,834	40	0.19%
Savings accounts	97,110	197	0.82	86,011	268	1.26
Money market savings accounts	549,564	1,611	1.19	315,180	1,616	2.08
Certificates of deposit	808,036	4,070	2.04	825,774	6,656	3.27
Total deposits excluding brokered deposits (6)	1,553,014	5,911	1.54	1,310,799	8,580	2.65
Brokered deposits	—	—	—	26,381	349	5.37
Total deposits	1,553,014	5,911	1.54	1,337,180	8,929	2.71
Borrowed funds	465,459	3,774	3.24	698,489	6,819	3.91
Total interest-bearing liabilities	2,018,473	9,685	1.95%	2,035,669	15,748	3.14%
Non-interest-bearing demand checking accounts	86,944			67,301
Other liabilities	23,730			26,171
Total liabilities	2,129,147			2,129,141
Brookline Bancorp, Inc. stockholders’ equity	489,885			489,129
Noncontrolling interest in subsidiary	2,192			1,823
Total liabilities and equity	$2,621,224			$2,620,093
Net interest income (tax equivalent basis)/interest rate spread (4)		23,159	3.24%		19,125	2.38%
Less adjustment of tax exempt income		14			19
Net interest income		$23,145			$19,106
Net interest margin (5)			3.65%			3.00%

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

(6)   Including non-interest bearing checking accounts, the average interest rate on total deposits (excluding brokered deposits) was 1.46% in the three months ended March 31, 2010 and 2.52% in the three months ended March 31, 2009.

	Three months ended
	March 31, 2010			December 31, 2009
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$54,122	$15	0.11%	$72,280	$31	0.17%
Debt securities (2)	286,169	1,928	2.70	278,484	2,147	3.08
Equity securities (2)	37,999	33	0.34	37,885	33	0.34
Mortgage loans (3)	1,251,533	16,730	5.35	1,245,758	16,751	5.38
Home equity loans (3)	51,757	487	3.82	50,722	484	3.79
Commercial loans - Eastern (3)	168,609	3,602	8.55	159,126	3,527	8.87
Other commercial loans (3)	132,255	1,566	4.78	129,803	1,565	4.80
Indirect automobile loans (3)	550,864	8,401	6.18	567,827	9,086	6.35
Other consumer loans (3)	6,656	82	4.93	4,036	51	5.05
Total interest-earning assets	2,539,964	32,844	5.19%	2,545,921	33,675	5.28%
Allowance for loan losses	(31,002)			(29,854)
Non-interest earning assets	112,262			114,787
Total assets	$2,621,224			$2,630,854

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$98,304	33	0.14%	$94,234	41	0.17%
Savings accounts	97,110	197	0.82	96,113	214	0.88
Money market savings accounts	549,564	1,611	1.19	461,328	1,384	1.19
Certificates of deposit	808,036	4,070	2.04	838,362	4,893	2.32
Total deposits (6)	1,553,014	5,911	1.54	1,490,037	6,532	1.74
Borrowed funds	465,459	3,774	3.24	542,284	4,522	3.26
Total interest-bearing liabilities	2,018,473	9,685	1.95%	2,032,321	11,054	2.16%
Non-interest-bearing demand checking accounts	86,944			82,339
Other liabilities	23,730			24,723
Total liabilities	2,129,147			2,139,383
Brookline Bancorp, Inc. stockholders’ equity	489,885			489,445
Noncontrolling interest in subsidiary	2,192			2,026
Total liabilities and equity	$2,621,224			$2,630,854
Net interest income (tax equivalent basis)/interest rate spread (4)		23,159	3.24%		22,621	3.12%
Less adjustment of tax exempt income		14			15
Net interest income		$23,145			$22,606
Net interest margin (5)			3.65%			3.55%

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

(6)   Including non-interest bearing checking accounts, the average interest rate on total deposits (excluding brokered deposits) was 1.46% in the three months ended March 31, 2010 and 1.65% in the three months ended December 31, 2009.

Highlights from the above table and the table on the preceding page follow.

•      Net interest income was $4.0 million, or 21.1%, higher in the 2010 first quarter than in the 2009 first quarter due primarily to a higher portion of interest-earning assets being funded by lower cost deposits and a more rapid decline in rates paid on interest-bearing liabilities than in the yield on interest-earning assets.

•      Interest rate spread improved to 3.24% in the 2010 first quarter from 3.12% in the 2009 fourth quarter and 2.38% in the 2009 first quarter and net interest margin improved to 3.65% from 3.55% and 3.00% in those respective periods. The improvements were due to the same matters mentioned above.

•                  The average balance of total loans outstanding as a percent of the average balance of total interest-earning assets increased from 83.3% in the 2009 first quarter to 84.7% in the 2009 fourth quarter and 85.1% in the 2010 first quarter. Generally, the yield on loans is higher than the yield on investment securities.

•                  The average balance of total loans outstanding in the 2010 first quarter was $46.7 million (2.2%) higher than in the 2009 first quarter as all loan categories grew except for indirect automobile (“auto”) loans which declined $54.0 million (8.9%). Net growth in the average balance of loans in the 2010 first quarter was modest at $4.4 million (0.2%), after a decline of $17.0 million (3.0%) in auto loans.

•                  The average balance of short-term investments in the 2010 first quarter was $54.1 million compared to $100.7 million in the 2009 first quarter, a 46.3% decline. Interest income on short-term investments, however, declined $187,000 (92.6%) between the two periods, reflecting the interest rate environment resulting from the lower federal funds overnight borrowing rate set by the Federal Open Market Committee of the Federal Reserve System.

•                  Including non-interest checking accounts, the average balance of deposits (excluding brokered deposits) in the 2010 first quarter was $261.9 million (19.0%) higher than in the 2009 first quarter and $67.6 million (4.3%, or 17.2% on an annualized basis) higher than in the 2009 fourth quarter. Between the 2010 and 2009 first quarters, the average balance of transaction deposit accounts grew $279.6 million (50.6%) while certificates of deposit declined $17.7 million (2.1%).

•                  The average balance of certificates of deposit expressed as a percent of the average balance of total deposits (excluding brokered deposits) declined from 59.9% in the 2009 first quarter to 53.3% in the 2009 fourth quarter and 49.3% in the 2010 first quarter while the average balance of money market savings accounts increased from 22.9% to 29.3% and 33.5% in those respective periods. We believe the shift in the mix of deposits was attributable in part to the desire of depositors to have their funds placed in more liquid accounts during this time of low interest rates. The average rate paid on deposits (excluding brokered deposits) declined from 2.52% in the 2009 first quarter to 1.65% in the 2009 fourth quarter and 1.46% in the 2010 first quarter.

•                  Substantially all of the deposit growth was used to pay off higher cost borrowed funds, brokered deposits and certificates of deposit. The average balance of deposits (excluding brokered deposits) to the average balance of all deposits and borrowed funds increased from 65.5% in the 2009 first quarter to 74.4% in the 2009 fourth quarter and 77.9% in the 2010 first quarter.

While net interest margin and interest rate spread are expected to continue to improve modestly in the near term, a rapid rise in interest rates and changes in economic conditions would likely have a negative effect on those ratios in the future.

Provision for Credit Losses

The provision for credit losses was $1,267,000 in the 2010 first quarter compared to $2,801,000 in the 2009 first quarter. The provision is comprised of amounts relating to the auto loan portfolio, the Eastern loan portfolio, the remainder of the Company’s loan portfolio and unfunded credit commitments.

Auto Loans

The auto loan portfolio amounted to $542.9 million at March 31, 2010 compared to $541.0 million at December 31, 2009 and $580.1 million at March 31, 2009. The reduction in the portfolio over the past year resulted from the lower level of sales experienced by the auto industry and low rate financing programs offered by finance subsidiaries of auto manufacturers, which the Company chose not to match. Underwriting continued to be conservative as only 1.7% of loans originated in the 2010 first quarter were to borrowers with credit scores below 660. The average credit score of all borrowers with loans outstanding at March 31, 2010 was 744. Auto loans delinquent over 30 days amounted to $7.2 million, or 1.33% of loans outstanding at March 31, 2010, compared to $11.0 million (2.02%) at December 31, 2009 and $8.4 million (1.45%) at March 31, 2009.

Auto loan net charge-offs declined to $911,000 (0.67% of average loans outstanding on an annualized basis) in the 2010 first quarter from $1,868,000 (1.27%) in the 2009 first quarter. Net charge-offs in the 2009 and 2008 years were $5,708,000 (1.00%) and $6,671,000 (1.12%), respectively.

The provision for auto loan losses was $673,000 in the 2010 first quarter and $2,100,000 in the 2009 first quarter. The allowance for loan losses attributable to auto loans amounted to $8,241,000 (1.52% of loans outstanding) at March 31, 2010 compared to $8,479,000 (1.57%) at December 31, 2009 and $8,169,000 (1.41%) at March 31, 2009.

Eastern Loans

Eastern loans grew to $172.0 million at March 31, 2010 from $165.7 million at December 31, 2009 and $150.1 million at March 31, 2009. Non-accrual loans amounted to $2,447,000 (1.42%) at March 31, 2010, $1,915,000 (1.16%) at December 31, 2009 and $3,334,000 (2.22%) at March 31, 2009; restructured loans on accrual amounted to $3,258,000 (1.89%), $3,242,000 (1.96%) and $3,381,000 (2.25%) at those respective dates.

Net charge-offs of Eastern loans were $298,000 in the 2010 first quarter compared to $286,000 in the 2009 first quarter. Additionally, write-downs of assets acquired through repossession amounted to $54,000 and $195,000 in those respective periods. The annualized rate of net charge-offs, combined with write-downs of assets acquired, equaled 0.83% of the average balance of loans outstanding in the 2010 first quarter compared to 1.29% in the 2009 first quarter and 1.00% in the year 2009.

The provision for Eastern loan losses was $657,000 in the 2010 first quarter and $351,000 in the 2009 first quarter. The allowance for Eastern loan losses was $3,416,000 (1.99% of loans outstanding) at March 31, 2010 compared to $3,057,000 (1.85%) at December 31, 2009 and $2,641,000 (1.76%) at March 31, 2009. The increases were due in part to loan growth and higher specific reserves on non-accrual loans.

Mortgage Loans, Commercial Loans and Other Consumer Loans

Mortgage loans, commercial loans and other consumer loans, which amounted to $1.444 billion at March 31, 2010, grew $1 million since December 31, 2009 and $66 million since March 31, 2009. Over the past year, multi-family and commercial real estate loans grew $76 million (which brought the total of that portfolio to $901 million), commercial loans grew $15 million (to $132 million), home equity loans and other consumer loans grew $12 million (to $60 million) while residential mortgage loans declined $24 million (to $330 million) and construction loans declined $13 million (to $21 million).

Loans on non-accrual in the portfolios mentioned in the preceding paragraph amounted to $4,031,000 at March 31, 2010 compared to $4,131,000 at December 31, 2009 and $3,479,000 at March 31, 2009. Restructured loans on accrual, all of which were residential mortgage loans, amounted to $2,106,000, $656,000 and $657,000 at those respective dates. Additionally, other loans on watch were $15.2 million, $9.5 million and $13.6 million at those respective dates.

The provision for credit losses for mortgage loans, commercial loans and other loans was a credit to earnings of $63,000 in the 2010 first quarter and a charge to earnings of $350,000 in the 2009 first quarter. The 2009 provision was based primarily on loan growth while the 2010 credit resulted in part from changes in reserves assigned to certain loans. A $300,000 charge-off on one commercial real estate loan, for which a specific reserve had been previously established, was recorded in the 2010 first quarter. There were no other loan charge-offs in the 2010 and 2009 first quarters other than inconsequential amounts of consumer loans.

Liability for Unfunded Credit Commitments

The liability for unfunded credit commitments was $1,083,000 at March 31, 2010 and December 31, 2009 and $1,183,000 at March 31, 2009. No provision for unfunded credit commitments was made in the first quarters of 2010 and 2009 and no changes were made to the balance of the liability account in those periods.

Impairment Losses on Securities

Impairment losses on securities (net of non-credit losses) were $49,000 in the first quarter of 2010 compared to $726,000 in the first quarter of 2009. See note 2 to the consolidated financial statements appearing elsewhere herein for information regarding the securities on which impairment losses were recognized.

Commentary on Certain Other Investment Securities

U.S. Government-Sponsored Enterprises

Debt securities of U.S. Government-sponsored enterprises classified as available for sale, which amounted to $107.8 million at March 31, 2010, included obligations issued by FNMA, Freddie Mac, the Federal Home Loan Banks and the Federal Farm Credit Bank. None of these obligations is backed by the full faith and credit of the U.S. Government. As of March 31, 2010, all of the obligations were rated “AAA”, their estimated fair value exceeded their amortized cost by $135,000 and they will mature within three years, except for $17.5 million of obligations that will mature within 44 months.

Mortgage-backed Securities and Collateralized Mortgage Obligations (“Mortgage Debt Securities”)

At March 31, 2010, mortgage-debt securities classified as available for sale and held to maturity amounted to $143.8 million and $111,000, respectively. At that date, all of the securities were issued by U.S. Government-sponsored enterprises, were rated “AAA” and their estimated fair value exceeded their amortized cost by $3.4 million.

Auction Rate Municipal Obligations

The auction rate municipal obligations owned by the Company are debt securities issued by county and state entities to be repaid from revenues generated by hospitals and student education loans. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction process typically ranges from 7 days to 35 days. The amount invested in such obligations was $3.7 million at March 31, 2010 and December 31, 2009 compared to $5.0 million at March 31, 2009. The $1.3 million reduction over the past year resulted from redemption at par by an issuer. On April 1, 2010, another $300,000 was redeemed at par by an issuer.

The auction rate obligations owned by the Company were rated “AAA” at the time of purchase due, in part, to the guaranty of third party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. In the 2008 first quarter, public disclosures indicated that certain third party insurers were experiencing financial difficulties and, therefore, might not be able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has been no active market for auction rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at March 31, 2010 was $3,130,000, or $570,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

In the first quarter of 2010 and during 2009, the Company increased its investment in corporate obligations in order to diversify its investment portfolio and improve the overall yield on investments. As of March 31, 2010, most of the debt securities purchased mature within three years.

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments are segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At March 31, 2010, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The unpaid balance of PreTSL VI was $261,000 at March 31, 2010. Three of the issuers, representing 81% of the pool, have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in the first quarter of 2010. As of March 31, 2010, the fair value of this security was estimated to be $142,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market.

The unpaid balance of PreTSL XXVIII was $966,000 at March 31, 2010 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $656,000 at that date. The unrealized loss of $310,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers in the pool represent more than 4% of the entire pool. Twelve issuers representing approximately 18% of the remaining aggregate investment pool at March 31, 2010 either were in default or have deferred regularly scheduled interest payments at that date.

At March 31, 2010, the aggregate carrying value of other trust preferred securities owned by the Company was $3,351,000 and the aggregate estimated fair value was $2,965,000. The aggregate unrealized loss on these securities of $386,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Marketable Equity Securities

At March 31, 2010, the Company owned marketable equity securities with an estimated fair value of $1,809,000, including unrealized gains of $1,034,000 and unrealized losses of $18,000. The securities include perpetual preferred stock originally issued by Merrill Lynch & Co., Inc. (now Bank of America) with an estimated fair value of $1,250,000 and stocks of banks and utility companies with an aggregate estimated fair value of $559,000.

FHLB Stock

As a member of the FHLB, the Company is required to invest in FHLB stock in an amount based on its borrowing from the FHLB. At March 31, 2010, the Company’s $36.0 million investment in FHLB stock exceeded by $15.1 million its required investment at that date. Due to deterioration in its financial condition, the FHLB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. See note 3 to the consolidated financial statements appearing elsewhere herein for information about the financial condition and operating results of the FHLB.

Other Operating Highlights

Fees, Charges and Other Income. Income from these sources declined from $1,018,000 in the 2009 first quarter to $825,000 in the 2010 first quarter due primarily to lower loan fees ($239,000), including prepayment fees ($129,000) and late fees ($26,000). Offsetting part of the decline was a $37,000 increase in deposit fees which reached $451,000 in the 2010 first quarter.

Non-Interest Expense. Total non-interest expenses in the 2010 first quarter were $980,000 (9.1%) higher than in the 2009 first quarter due in part to added personnel and increases in compensation, expenses related to the introduction of new service offerings, expenses for additional space, higher data processing expenses and higher professional fees associated with corporate matters. These increases were offset in part by a $66,000 reduction in the expense for amortization of identified intangible assets.

Provision for Income Taxes. The effective rate of income taxes was 40.5% in the 2010 first quarter compared to 40.2% in the 2009 first quarter. The higher rate was due primarily to a lower portion of taxable income being earned by the Company’s investment securities subsidiaries. Income in investment securities subsidiaries is subject to a lower rate of state taxation than the rate paid on income earned by the Company and its other subsidiaries.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,002	$789
Home equity	393	407
Multi-family	935	935
Commercial real estate	1,700	2,000
Other consumer	1	—
Commercial loans - Eastern	2,447	1,915
Indirect automobile loans	133	187
Total non-accrual loans	6,611	6,233
Repossessed vehicles	929	1,024
Repossessed equipment	400	406
Total non-performing assets	$7,940	$7,663

Restructured loans on accrual	$5,364	$3,898

Allowance for loan losses	$30,850	$31,083

Allowance for loan losses as a percent of total loans	1.42%	1.44%
Non-accrual loans as a percent of total loans	0.30	0.29
Non-performing assets as a percent of total assets	0.30	0.29

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Of the restructured loans at March 31, 2010, $3,258,000 were loans originated by Eastern and $2,106,000 were one-to-four family mortgage loans. Of the restructured loans at December 31, 2009, $3,242,000 were loans originated by Eastern and $656,000 were one-to-four family mortgage loans.

At March 31, 2010 and December 31, 2009, loans past due 90 days or more and still on accrual amounted to $4,331,000 and $8,673,000, respectively. The loans were comprised primarily of multi-family and commercial real estate mortgage loans calling for regular principal and interest payments at amounts that would generally result in the full payment of the loans over twenty to twenty five years even though the maturity date of the loans was set to occur earlier. After the maturity date, the borrowers continued to make their regular principal and interest payments as if their loans had been renewed when, in fact, the renewals had not yet taken place. We expect these loans to be paid in full or renewed without any loss.

Non-accrual loans at March 31, 2010 included four one-to-four family mortgage loans, three home equity loans, one multi-family mortgage loan and one commercial real estate mortgage loan. The balance of the commercial real estate mortgage loan was reduced by $300,000 through a charge to the allowance for loan losses in the 2010 first quarter. The property is expected to be sold in 2010 without further loss. The other loans were generally adequately secured by the estimated values of the underlying properties. Any potential loss exposure should repossession and disposition of the underlying properties become necessary is not expected to be significant and has been recognized through the establishment of reserves included in the allowance for loan losses. See the subsection “Provision for Credit Losses” (“Auto Loans” and “Eastern Loans”) appearing elsewhere herein for information about delinquencies and charge-offs relating to the auto and Eastern loan portfolios.

In addition to identifying non-performing loans, the Company identifies loans that are categorized as “impaired” pursuant to U.S. generally accepted accounting principles. Impaired loans, which included all of the loans on non-accrual, all restructured loans and certain other loans, amounted to $12.0 million and $10.2 million at March 31, 2010 and December 31, 2009, respectively. Specific reserves of $776,000 and $1,043,000 existed on impaired loans at those respective dates.

At March 31, 2010, there were loans of $10.3 million classified Special Mention, $15.3 million classified Substandard and $592,000 million classified Doubtful. There were specific reserves of $1,226,000 on such loans. At December 31, 2009, there were loans of $7.6 million classified Special Mention, $11.6 million classified Substandard and $673,000 classified Doubtful. There were specific reserves of $1,493,000 on such loans. The increase in loans classified Special Mention is attributable primarily to the addition of three commercial real estate mortgage loans, all of which are current in loan payments and considered adequately secured. The $3.7 million increase in Substandard loans is attributable primarily to the addition of one commercial real estate mortgage loan and the transfer of one commercial loan from the Special Mention category. Payments on both of these loans are current and the loans are adequately secured. Deterioration in local economic conditions could cause some of the Company’s borrowers to experience difficulty in meeting their loan obligations, resulting in a higher level of non-performing loans in the future.

Non-performing assets include repossessed vehicles resulting from non-payment of amounts due on auto loans and repossessed equipment resulting from non-payment of amounts due on Eastern loans. Repossessed vehicles and equipment are recorded at estimated fair value less costs to sell.

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

At March 31, 2010, interest-earning assets maturing or repricing within one year amounted to $1.110 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.442 billion, resulting in a cumulative one year negative gap position of $332 million, or 12.6% of total assets. At December 31, 2009, the Company had a negative one year cumulative gap position of $352 million, or 13.5% of total assets. The change in the cumulative one year gap position from the end of 2009 resulted primarily from a $70 million decrease in certificates of deposit maturing within one year at March 31, 2010 compared to December 31, 2009.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and debt securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Deposit flows during the remainder of 2010 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2010 amounted to $465.5 million and the Company had the capacity to increase that amount to $782.9 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2010, such assets amounted to $70.8 million, or 2.7% of total assets.

At March 31, 2010, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $399.4 million, or 15.7% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 41 through 43 of the Company’s Form 10-K for the fiscal year ending December 31, 2009 filed on March 1, 2010.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)    Not applicable.

c)     The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

January 1 through March 31, 2010	—	$—	2,195,590	4,804,410

(1)      On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At March 31, 2010, 304,410 shares authorized under this program remained available for repurchase.

(2)      On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At March 31, 2010, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)      On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At March 31, 2010, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

BROOKLINE BANCORP, INC.

Date: April 30, 2010	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: April 30, 2010	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer