Form 10-Q
period 2010-06-30
BROOKLINE BANCORP INC
filed 2010-08-03
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the number of shares of common stock, par value $0.01 per share, outstanding was 59,038,156.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$20,592	$17,635
Short-term investments	67,622	48,886
Securities available for sale	306,504	293,023
Securities held to maturity (market value of $124 and $121, respectively)	110	112
Restricted equity securities	36,335	36,335
Loans	2,172,465	2,164,295
Allowance for loan losses	(30,637)	(31,083)
Net loans	2,141,828	2,133,212
Accrued interest receivable	8,556	9,062
Bank premises and equipment, net	11,477	10,685
Deferred tax asset	9,325	10,178
Prepaid income taxes	371	—
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $10,469 and $9,857, respectively	2,483	3,095
Other assets	10,974	10,420
Total assets	$2,659,418	$2,615,884

LIABILITIES AND EQUITY
Deposits	$1,702,658	$1,633,687
Borrowed funds	439,254	468,766
Mortgagors’ escrow accounts	6,079	5,938
Income taxes payable	—	1,115
Accrued expenses and other liabilities	16,949	16,955
Total liabilities	2,164,940	2,126,461

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,411,889 shares and 64,404,419 shares issued, respectively	644	644
Additional paid-in capital	524,191	523,736
Retained earnings, partially restricted	28,876	25,420
Accumulated other comprehensive income	3,257	2,201
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP — 448,514 shares and 472,604 shares, respectively	(2,445)	(2,577)
Total Brookline Bancorp, Inc. stockholders’ equity	492,416	487,317
Noncontrolling interest in subsidiary	2,062	2,106
Total equity	494,478	489,423

Total liabilities and equity	$2,659,418	$2,615,884

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
Interest income:
Loans	$30,774	$33,308	$61,642	$64,862
Debt securities	1,960	2,845	3,883	5,920
Short-term investments	29	46	44	248
Equity securities	12	23	36	47
Total interest income	32,775	36,222	65,605	71,077

Interest expense:
Deposits (excluding brokered deposits)	5,348	8,180	11,259	16,760
Brokered deposits	—	75	—	424
Borrowed funds	3,699	6,151	7,473	12,970
Total interest expense	9,047	14,406	18,732	30,154

Net interest income	23,728	21,816	46,873	40,923
Provision for credit losses	661	1,876	1,928	4,677
Net interest income after provision for credit losses	23,067	19,940	44,945	36,246

Non-interest income:
Fees, charges and other income	1,132	887	1,958	1,904
Penalty from prepayment of borrowed funds	(913)	(582)	(913)	(582)
Gain on sales of securities	834	346	834	346
Loss on impairment of securities	—	—	(49)	(779)
Less non-credit loss on impairment of securities	—	—	—	53
Total non-interest income	1,053	651	1,830	942

Non-interest expense:
Compensation and employee benefits	5,482	5,294	11,114	10,260
Occupancy	1,144	1,094	2,245	2,139
Equipment and data processing	1,886	1,870	3,711	3,628
Professional services	995	576	1,931	1,221
FDIC insurance	411	1,573	828	2,003
Advertising and marketing	412	286	541	417
Amortization of identified intangible assets	306	372	612	744
Other	1,362	1,478	2,716	2,851
Total non-interest expense	11,998	12,543	23,698	23,263

Income before income taxes	12,122	8,048	23,077	13,925
Provision for income taxes	4,876	3,245	9,315	5,639
Net income	7,246	4,803	13,762	8,286
Less net income attributable to noncontrolling interest in subsidiary	163	125	326	165
Net income attributable to Brookline Bancorp, Inc.	$7,083	$4,678	$13,436	$8,121

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.12	$0.08	$0.23	$0.14
Diluted	0.12	0.08	0.23	0.14

Weighted average common shares outstanding during the period:
Basic	58,574,230	58,491,808	58,564,652	58,207,192
Diluted	58,579,529	58,495,557	58,569,733	58,275,742

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)

Net income	$7,246	$4,803	$13,762	$8,286

Other comprehensive income, net of taxes:
Unrealized securities holding gains excluding non-credit loss on impairment of securities	1,378	1,233	2,508	1,235
Non-credit gain (loss) on impairment of securities	(22)	19	(22)	(57)
Net unrealized securities holding gains before income taxes	1,356	1,252	2,486	1,178
Income tax expense	(500)	(455)	(921)	(427)
Net unrealized securities holding gains	856	797	1,565	751

Adjustment of accumulated obligation for postretirement benefits	(5)	(7)	(10)	(15)
Income tax benefit	2	4	4	7
Net adjustment of accumulated obligation for postretirement benefits	(3)	(3)	(6)	(8)

Net unrealized holding gains	853	794	1,559	743

Less reclassification adjustment for securities gains included in net income:
Gain on sales of securities	834	346	834	346
Impairment loss on securities	—	—	(49)	(726)
Income tax (expense) benefit	(299)	(124)	(282)	130
Net securities gains (losses) included in net income	535	222	503	(250)

Net other comprehensive income	318	572	1,056	993

Comprehensive income	7,564	5,375	14,818	9,279

Net income attributable to noncontrolling interest in subsidiary	(163)	(125)	(326)	(165)

Comprehensive income attributable to Brookline Bancorp, Inc.	$7,401	$5,250	$14,492	$9,114

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667

Net income attributable to Brookline Bancorp, Inc.	—	—	8,121	—	—	—	8,121	—	8,121

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	165	165

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(335)	(335)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	106	106

Other comprehensive income	—	—	—	993	—	—	993		993

Common stock dividends of $0.37 per share	—	—	(21,479)	—	—	—	(21,479)	—	(21,479)

Payment of dividend equivalent rights	—	—	(435)	—	—	—	(435)	—	(435)

Exercise of stock options (1,249,542 shares)	6	3,094	—	—	—	—	3,100	—	3,100

Stock options granted (600,954 options)	1	125	—	—	—	—	126	—	126

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,031	—	—	—	—	1,031	—	1,031

Compensation under recognition and retention plans	—	76	—	—	—	—	76	—	76

Common stock held by ESOP committed to be released (25,080 shares)	—	102	—	—	—	137	239	—	239

Balance at June 30, 2009	$644	$523,140	$24,299	$2,378	$(62,107)	$(2,713)	$485,641	$1,734	$487,375

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Six Months Ended June 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

Net income attributable to Brookline Bancorp, Inc.	—	—	13,436	—	—	—	13,436	—	13,436

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	326	326

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111

Other comprehensive income	—	—	—	1,056	—	—	1,056	—	1,056

Common stock dividends of $0.17 per share	—	—	(9,980)	—	—	—	(9,980)	—	(9,980)

Stock options granted (97,333 options)	—	172	—	—	—	—	172	—	172

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	130	—	—	—	—	130	—	130

Compensation under recognition and retention plan	—	40	—	—	—	—	40	—	40

Common stock held by ESOP committed to be released (24,090 shares)	—	113	—	—	—	132	245	—	245

Balance at June 30, 2010	$644	$524,191	$28,876	$3,257	$(62,107)	$(2,445)	$492,416	$2,062	$494,478

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$13,436	$8,121
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interest in subsidiary	326	165
Provision for credit losses	1,928	4,677
Depreciation and amortization	756	792
Net amortization of securities premiums and discounts	1,106	256
Amortization of deferred loan origination costs	4,696	4,714
Amortization of identified intangible assets	612	744
Amortization (accretion) of acquisition fair value adjustments	3	(1,673)
Amortization of mortgage servicing rights	10	21
Loss on impairment of securities	49	726
Gain on sales of securities	(834)	(346)
Write-down of assets acquired	133	357
Compensation under recognition and retention plan	40	76
Release of ESOP shares	245	239
Deferred income taxes	218	2,092
(Increase) decrease in:
Accrued interest receivable	506	(9)
Prepaid income taxes	(371)	(2,394)
Other assets	(697)	59
Income taxes payable	(1,115)	—
Accrued expenses and other liabilities	(16)	(1,890)
Net cash provided from operating activities	21,031	16,727

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,537	26,632
Proceeds from principal repayments of securities available for sale	81,850	72,423
Proceeds from principal repayments of securities held to maturity	2	26
Purchase of securities available for sale	(96,462)	(92,505)
Net increase in loans	(15,246)	(47,417)
Purchase of bank premises and equipment	(1,580)	(915)
Net cash used for investing activities	(28,899)	(41,756)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Six months ended June 30,
	2010	2009
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$120,105	$96,737
Increase (decrease) in certificates of deposit excluding brokered deposits	(51,134)	76,378
Decrease in brokered certificates of deposit	—	(26,381)
Proceeds from Federal Home Loan Bank of Boston advances	186,500	6,972,240
Repayment of Federal Home Loan Bank of Boston advances	(216,003)	(7,080,875)
Increase in mortgagors’ escrow accounts	141	191
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	130	1,031
Proceeds from exercise of stock options	—	3,100
Stock options granted	172	126
Payment of dividends on common stock	(9,980)	(21,479)
Payment of dividend equivalent rights	—	(435)
Payment of dividend to owners of noncontrolling interest in subsidiary	(481)	(335)
Purchase of additional interest in subsidiary	111	106
Net cash provided from financing activities	29,561	20,404

Net increase (decrease) in cash and cash equivalents	21,693	(4,625)
Cash and cash equivalents at beginning of period	66,521	121,352
Cash and cash equivalents at end of period	$88,214	$116,727

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$18,895	$31,035
Income taxes	10,453	4,913

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(1)                     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiaries, BBS Investment Corporation and Longwood Securities Corp., and its 85.1% (85.6% prior to April 1, 2010 and 86.0% prior to April 1, 2009) owned subsidiary, Eastern Funding LLC (“Eastern”).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements

Fair Value Measurements.  On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 will require reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. As of January 1, 2010, the Company adopted the portion of this Statement that became effective for reporting periods beginning after December 15, 2009. Adoption had no material effect on the Company’s financial statements.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

Credit Quality of Financing Receivables and Allowance for Credit Losses. In July, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Statement will significantly increase disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Statement will require reporting entities to make new disclosures about (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables (loans), (b) how that risk is analyzed and assessed in determining the allowance for credit (loan) losses and (c) the reasons for changes in the allowance for credit losses.

The Statement will require disclosures related to the allowance for credit losses on a “portfolio segment” basis instead of on an aggregate basis. “Portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. The Statement also establishes the concept of a “class of financing receivables”. A class is generally a disaggregation of a portfolio segment. The Statement requires numerous disclosures at the class level including (a) delinquency and nonaccrual information and related significant accounting policies, (b) impaired financing receivables and related significant accounting policies, (c) a description of credit quality indicators used to monitor credit risk and (d) modifications of financing receivables that meet the definition of a troubled debt restructuring. The Statement will expand disclosure requirements to include all financing receivables that are individually evaluated for impairment and determined to be impaired, and require the disclosures at the class level.

Entities will be required to disclose the activity within the allowance for credit losses, including the beginning and ending balance of the allowance for each portfolio segment, as well as current-period provisions for credit losses, direct write-downs charged against the allowance and recoveries of any amounts previously written off. Entities will also be required to disclose the effect on the provision for credit losses due to changes in accounting policies or methodologies from prior periods.

Public entities will need to provide disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) are required in interim and annual periods beginning on or after December 15, 2010. As this Statement amends only the disclosure requirements for loans and the allowance, adoption will have no impact on the Company’s financial statements.

(2)                 Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$122,736	$696	$—	$123,432
Municipal obligations	750	47	—	797
Auction rate municipal obligations	3,400	—	245	3,155
Corporate obligations	44,165	882	914	44,133
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	6,380	72	—	6,452
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	123,894	4,281	41	128,134
Total debt securities	301,325	5,978	1,200	306,103
Marketable equity securities	366	44	9	401
Total securities available for sale	$301,691	$6,022	$1,209	$306,504

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$110	$14	$—	$124

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

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

The maturities of the investments in debt securities at June 30, 2010 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$10,472	$10,557
After 1 year through 5 years	168,848	170,955
After 5 years through 10 years	97,644	100,769
Over 10 years	24,361	23,822
	$301,325	$306,103

	Held to maturity
	Amortized	Estimated
	cost	fair value

Within 1 year	$—	$—
After 1 year through 5 years	—	—
Over 10 years	110	124
	$110	$124

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at June 30, 2010, however, are expected to be much shorter due to anticipated payments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

Investment securities at June 30, 2010 and December 31, 2009 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,155	245	3,155	245
Corporate obligations:
With other-than-temporary impairment loss	120	22	—	—	120	22
Without other-than-temporary impairment loss	4,254	166	2,688	726	6,942	892
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	3,482	41	—	—	3,482	41
Total debt securities	7,856	229	5,843	971	13,699	1,200
Marketable equity securities	115	9	—	—	115	9
Total temporarily impaired securities	$7,971	$238	$5,843	$971	$13,814	$1,209

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$73,559	$205	$—	$—	$73,559	$205
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,130	570	3,130	570
Corporate obligations:
With other-than-temporary impairment loss	—	—	151	39	151	39
Without other-than-temporary impairment loss	5,925	61	2,999	822	8,924	883
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	5,083	79	—	—	5,083	79
Total debt securities	84,567	345	6,280	1,431	90,847	1,776
Marketable equity securities	132	2	183	15	315	17
Total temporarily impaired securities	$84,699	$347	$6,463	$1,446	$91,162	$1,793

At June 30, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade. The unrealized loss on mortgage-backed securities related to acquisition premiums to be amortized over

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

the estimated remaining life of the securities. The unrealized loss on marketable equity securities at June 30, 2010, which related to common stock of a utility company, was considered to be immaterial to the Company’s consolidated financial statements as of and for the six months ended June 30, 2010.

At June 30, 2010, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Three of the issuers, representing 81% of the pool, announced that they will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $120 at June 30, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The $22 unrealized loss on the security, based on an analysis of projected cash flows, was recognized as a charge to comprehensive income. As of March 31, 2010, this same debt security had an unrealized loss of $49 which, based on an analysis of projected cash flows, was charged to earnings as a credit loss; a further unrealized loss of $51 on this same debt security had been charged to earnings as a credit loss in the three months ended March 31, 2009.

Impairment losses on securities charged to earnings in the six months ended June 30, 2009 were $726. In addition to the $51 credit loss on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the FNMA and Merrill Lynch & Co., Inc. (now Bank of America Corporation, or “B of A”) of $103 and $572, respectively. After the write-downs, the FNMA stock was sold in the fourth quarter of 2009 at a gain of $14 and the B of A stock was sold in the second quarter of 2010 at a gain of $690.

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

	Six months ended
	June 30,
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

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At June 30, 2010, the Company’s investment in FHLB stock exceeded its required investment by $16,195.

The FHLB reported net income of $41.6 million in the first half of 2010, a net loss of $186.8 million in the year 2009 and a net loss of $115.8 million in the year 2008. At June 30, 2010, the FHLB had retained earnings of $184.2 million. The FHLB has a retained earnings target of $925.0 million, a target adopted in connection with the FHLB’s revised operating plan to preserve capital in light of the various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB’s portfolio of held-to-maturity private-label mortgage-backed securities. That

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

portfolio, which had an aggregate par value of $3.3 billion at June 30, 2010, had an aggregate carrying value of $2.0 billion at that date. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB’s portfolio of private-label mortgage-backed securities. The retained earnings target has increased significantly over the last two years particularly as the expected performance of private-label mortgage-backed securities has deteriorated beyond prior estimates. Over time, as some unrealized losses become realized losses and the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, FHLB management has stated that it expects its retained earnings target to begin to decline. However, they expect that the retained earnings target will be sensitive to changes in the FHLB’s risk profile, whether favorable or unfavorable. FHLB management stated that they have analyzed the likelihood of the FHLB meeting its retained earnings target over a five-year horizon and projects that the retained earnings target will be met within that time horizon. General economic developments more adverse than the FHLB’s projections or other factors outside of the FHLB’s control, however, could cause the FHLB to require additional time beyond the five year horizon to meet its retained earnings target.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter’s net income while the FHLB’s retained earnings are less than its targeted retained earnings level. However, the FHLB’s board of directors has announced that it does not expect to declare any dividends until it demonstrates a consistent pattern of positive net income. No dividends were paid in the first half of 2010 or in the year 2009.

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

At June 30, 2010, the FHLB met all of its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2010	2009
Mortgage loans:
One-to-four family	$316,482	$336,319
Multi-family	387,520	374,695
Commercial real estate	530,551	524,567
Construction and development	15,207	18,161
Home equity	53,039	51,054
Total mortgage loans	1,302,799	1,304,796
Indirect automobile loans	543,406	541,003
Commercial loans - Eastern	181,593	165,671
Other commercial loans	121,932	131,126
Other consumer loans	7,250	6,245
Net loans	2,156,980	2,148,841
Deferred loan origination costs	15,485	15,454
Total loans	$2,172,465	$2,164,295

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six months ended June 30,
	2010	2009

Balance at beginning of period	$31,083	$28,296
Provision for loan losses	1,928	4,677
Charge-offs	(2,935)	(4,069)
Recoveries	561	469
Balance at end of period	$30,637	$29,373

During the six months ended June 30, 2010 and 2009, the liability for unfunded credit commitments was not changed. The liability, which is included in other liabilities, was $1,083 at June 30, 2010 and December 31, 2009.

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2010	2009

Demand checking accounts	$102,462	$85,044
NOW accounts	112,431	100,946
Savings accounts	103,560	94,883
Money market savings accounts	602,126	519,601
Certificate of deposit accounts	782,079	833,213
Total deposits	$1,702,658	$1,633,687

(7)                  Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at June 30, 2010 was comprised of (a) unrealized gains of $3,049 (net of income taxes) on securities available for sale after recognition of an unrealized gain of $535 (net of income taxes) related to a corporate obligation included in available for sale securities for which an other-than-temporary impairment loss was recognized in earnings and (b) an unrealized gain of $208 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2009 was comprised of an unrealized gain of $1,987 (net of income taxes) on securities available for sale and an unrealized gain of $214 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At June 30, 2010 and December 31, 2009, the resulting net income tax liability amounted to $1,912 and $1,277, respectively.

(8)                       Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At June 30, 2010, the Company had outstanding commitments to originate loans of $83,402, $4,248 of which were one-to-four family mortgage loans, $32,012 were commercial real estate mortgage loans, $9,850 were multi-family mortgage loans and $37,292 were commercial loans. Unused lines of credit available to customers were $64,061, of which $58,765 were equity lines of credit.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(9)                      Dividend Declaration

On July 21, 2010, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on August 16, 2010 to stockholders of record on July 30, 2010.

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

Total expense for shares awarded under the 2003 RRP amounted to $20, $41, $40 and $76 for the three months and six months ended June 30, 2010 and 2009, respectively. The compensation cost of non-vested RRP shares at June 30, 2010 is expected to be charged to expense as follows: $40 during the six months ended December 31, 2010 and $17 in 2011. As of June 30, 2010, 121,361 shares were available for award under the 2003 RRP.

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

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. As of June 30, 2010, 1,006,155 options were available for award under the Company’s 2003 Stock Option Plan.

Total expense for the stock option plan amounted to $55, $33, $172 and $126 for the three months and six months ended June 30, 2010 and 2009, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

Activity under the Company’s stock option plan for the six months ended June 30, 2010 was as follows:

Options outstanding at January 1, 2010		1,396,512
Options awarded at:
$10.71 per option	52,333
$10.78 per option	45,000
Total options awarded		97,333
Options outstanding at June 30, 2010		1,493,845

Exercisable as of June 30, 2010 at:
$9.00 per option		72,512
$10.71 per option		26,167
$11.84 per option		25,000
$12.91 per option		3,000
$15.02 per option		1,269,000
		1,395,679

Aggregate intrinsic value of options outstanding and exercisable		$—

Weighted average exercise price per option		$14.56

Weighted average fair value per option of options granted during the period		$2.22

Weighted average remaining contractual life in years at end of period		4.0

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at June 30, 2010 and December 31, 2009, which was $3,127 and $3,252, respectively, is eliminated in consolidation.

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

At June 30, 2010, the ESOP held 448,514 unallocated shares at an aggregate cost of $2,445; the market value of such shares at that date was $3,983. For the six months ended June 30, 2010 and 2009, $245 and $239, respectively, was charged to compensation expense based on the commitment to release to eligible employees 24,090 shares and 25,080 shares in those respective periods.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

(Unaudited)

The following table provides the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Service cost	$16	$15	$32	$30
Interest cost	14	13	28	26
Prior service cost	(6)	(6)	(12)	(12)
Actuarial gain	(3)	(3)	(6)	(6)
Net periodic benefit costs	$21	$19	$42	$38

Benefits paid amounted to $6 and $5 for the six months ended June 30, 2010 and 2009, respectively.

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

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the six months ended June 30, 2010. As of June 30, 2010, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(13)                Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$20,592	$20,592	$17,635	$17,635
Short-term investments	67,622	67,622	48,886	48,886
Securities	342,949	342,963	329,470	329,479
Loans, net	2,141,828	2,175,534	2,133,212	2,144,754
Accrued interest receivable	8,556	8,556	9,062	9,062
Financial liabilities:
Demand, NOW, savings and money market savings deposits	920,579	920,579	800,474	800,474
Certificates of deposit	782,079	784,711	833,213	836,752
Borrowed funds	439,524	444,399	468,766	469,756

The following table presents the balances of certain assets reported at fair value as of June 30, 2010:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$123,432	$—	$123,432
Municipal obligations	—	797	—	797
Auction rate municipal obligations	—	—	3,155	3,155
Corporate obligations	—	42,839	1,294	44,133
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	6,452	—	6,452
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	128,134	—	128,134
Marketable equity securities	401	—	—	401
Securities available for sale	$401	$301,654	$4,449	$306,504

Assets measured at fair value on a non-recurring basis:
Repossessed vehicles	$—	$599	$—	$599
Repossessed equipment	—	312	—	312

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2010 and 2009

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

The securities comprising the balance in the level 3 column at June 30, 2010 included $3,400 of auction rate municipal obligations, $1,103 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $3,155 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $794. In the judgment of management, the fair value of the other trust preferred obligation was considered to approximate its carrying value because it was deemed to be fully collectible and the rate paid on the security was higher than rates paid on securities with similar maturities.

During the six months ended June 30, 2010, the fair value of securities available for sale using significant unobservable inputs (level 3) increased by $11. Auction rate municipal obligations increased $25 due to a market valuation adjustment after a recent tender offer by one of the issuers of the obligations. Corporate obligations decreased as a result of an $8 pay down of a trust preferred obligation and a $6 net reduction in the estimated fair value of the pools of trust preferred obligations, after inclusion of $49 which was recognized as a credit loss charged to earnings.

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

Securities

The fair value of securities, other than those categorized as level 3 described above, is based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value. (See note 3)

Loans

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and six months ended June 30, 2010 and 2009.

Operating Highlights

	Three months ended			Six months ended
	June 30,			June 30,
	2010	2009		2010	2009
	(In thousands except per share amounts)

Net interest income	$23,728	$21,816		$46,873	$40,923
Provision for credit losses	661	1,876		1,928	4,677
Fees, charges and other income	1,132	887		1,958	1,904
Penalty from prepayment of borrowed funds	(913)	(582)		(913)	(582)
Gain on sales of securities	834	346		834	346
Impairment loss on securities	—	—		(49)	(726)
FDIC insurance expense	411	1,573		828	2,003
Other non-interest expenses	11,587	10,970		22,870	21,260
Income before income taxes	12,122	8,048		23,077	13,925
Provision for income taxes	4,876	3,245		9,315	5,639
Net income attributable to noncontrolling interest in subsidiary	163	125		326	165
Net income attributable to Brookline Bancorp, Inc.	7,083	4,678		13,436	8,121

Basic earnings per common share	$0.12	$0.08		$0.23	$0.14
Diluted earnings per common share	0.12	0.08		0.23	0.14

Interest rate spread	3.31%	2.85	%(A)	3.28%	2.61	%(A)
Net interest margin	3.67%	3.41	%(A)	3.66%	3.21	%(A)

(A)       Excluding interest income of $1,614 due to the payoff of a loan on which there was unaccreted discount, interest rate spread and net interest margin would have been 2.60% and 3.16%, respectively, in the three months ended June 30, 2009 and 2.49% and 3.08%, respectively, in the six months ended June 30, 2009.

Financial Condition Highlights

	At	At	At
	June 30,	December 31,	June 30,
	2010	2009	2009
	(In thousands)

Total assets	$2,659,418	$2,615,884	$2,641,113
Net loans	2,141,828	2,133,212	2,146,311
Deposits	1,702,658	1,633,687	1,500,959
Borrowed funds	439,254	468,766	628,768
Brookline Bancorp, Inc. stockholders’ equity	492,416	487,317	485,641
Stockholders’ equity to total assets	18.52%	18.63%	18.39%

Allowance for loan losses	$30,637	$31,083	$29,373
Non-performing assets	6,030	7,663	8,799
Restructured loans on accrual	6,968	3,898	3,506

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

•                     Increases in net interest income - $1.9 million (8.8%) in the 2010 second quarter compared to the 2009 second quarter and $5.9 million (14.5%) in the first half of 2010 compared to the first half of 2009. The 2009 periods included $1.6 million of interest income due to the payoff of a loan on which there was unaccreted discount. Excluding that income, the rate of increase in net interest income in the quarterly and six month periods was 17.5% and 19.2%, respectively.

•                     Continued improvement in net interest margin — 3.67% in the 2010 second quarter compared to 3.65% in the 2010 first quarter and 3.55% in the 2009 fourth quarter and 3.66% in the first half of 2010 compared to 3.21% in the first half of 2009 (3.08% excluding the $1.6 million of interest income mentioned above).

•                     Reduced provisions for credit losses resulting from lower loan charge-offs and slower loan growth - $661,000 in the 2010 second quarter compared to $1,876,000 in the 2009 second quarter and $1,928,000 in the first half of 2010 compared to $4,677,000 in the first half of 2009.

•                     Total loans — a decline of $1.5 million in the 2010 second quarter and a modest increase of $8.2 million in the first half of 2009.

•                     Non-performing assets declined to $6.0 million (0.23% of total assets) at June 30, 2010 from $7.9 million (0.30%) at March 31, 2010 and $7.7 million (0.29%) at December 31, 2009. Restructured loans on accrual were $7.0 million, $5.4 million and $3.9 million at those respective dates.

•                     Allowance for loan losses - $30.6 million at June 30, 2010 (1.41% of total loans outstanding at that date) compared to $30.8 million (1.42%) at March 31, 2010 and $31.1 million (1.44%) at December 31, 2009.

•                     Deposit growth - $47.9 million (2.9%) in the 2010 second quarter and $69.0 million (4.2%) in the first half of 2010. Transaction deposit accounts increased $120.1 million (15.0%) in the first half of 2010 while certificates of deposit declined $51.1 million (6.1%).

•                     Credit impairment losses on securities declined from $726,000 in the first half of 2009 to $49,000 in the first half of 2010.

•                     The 2009 second quarter included a $1.1 million special assessment for FDIC insurance that was charged to expense.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three and six months ended June 30, 2010 and 2009. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2010			2009
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$70,586	$29	0.16%	$82,174	$46	0.22%
Debt securities (2)	298,168	1,965	2.64	303,971	2,853	3.75
Equity securities (2)	38,042	16	0.17	37,402	31	0.33
Mortgage loans (3)(4)	1,251,800	16,600	5.30	1,221,807	18,518	6.06
Home equity loans (3)	52,404	499	3.82	46,087	423	3.68
Commercial loans - Eastern (3)	175,775	3,737	8.50	151,810	3,416	9.00
Other commercial loans (3)	133,333	1,589	4.78	118,580	1,380	4.66
Indirect automobile loans (3)	557,105	8,268	5.95	592,392	9,518	6.44
Other consumer loans (3)	7,126	81	4.55	3,882	53	5.46
Total interest-earning assets (4)	2,584,339	32,784	5.08%	2,558,105	36,238	5.67%
Allowance for loan losses	(30,764)			(28,901)
Non-interest earning assets	108,260			101,912
Total assets	$2,661,835			$2,631,116

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$108,768	40	0.15%	$90,872	43	0.19%
Savings accounts	102,687	205	0.80	90,778	233	1.03
Money market savings accounts	592,012	1,625	1.10	348,590	1,429	1.64
Certificates of deposit	786,834	3,478	1.77	856,276	6,475	3.03
Total deposits excluding brokered deposits (5)	1,590,301	5,348	1.35	1,386,516	8,180	2.37
Brokered deposits	—	—	—	5,627	75	5.35
Total deposits	1,590,301	5,348	1.35	1,392,143	8,255	2.38
Borrowed funds	459,278	3,699	3.19	654,478	6,151	3.72
Total interest-bearing liabilities	2,049,579	9,047	1.77%	2,046,621	14,406	2.82%
Non-interest-bearing demand checking accounts	94,946			73,366
Other liabilities	23,770			23,921
Total liabilities	2,168,295			2,143,908
Brookline Bancorp, Inc. stockholders’ equity	491,508			485,521
Noncontrolling interest in subsidiary	2,032			1,687
Total liabilities and equity	$2,661,835			$2,631,116
Net interest income (tax equivalent basis)/interest rate spread (4)(6)		23,737	3.31%		21,832	2.85%
Less adjustment of tax exempt income		9			16
Net interest income		$23,728			$21,816
Net interest margin (4)(7)			3.67%			3.41%

(1)	Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.
(2)

Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)	Loans on non-accrual status are included in average balances.
(4)

In the 2009 period, interest income included $1,614 due to the payoff of a loan on which there was unaccreted income. Excluding this income, the yield on mortgage loans and interest-earning assets would have been 5.53% and 5.42%, respectively. Interest rate spread and net interest margin would have been 2.60% and 3.16%, respectively.

(5)

Including non-interest bearing checking accounts, the average interest rate on total deposits (excluding brokered deposits) was 1.27% in the three months ended June 30, 2010 and 2.25% in the three months ended June 30, 2009.

(6)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2010			2009
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$62,400	$44	0.14%	$91,404	$248	0.55%
Debt securities (2)	292,202	3,894	2.67	295,671	5,938	4.02
Equity securities (2)	38,021	49	0.26	37,349	64	0.34
Mortgage loans (3)(4)	1,251,667	33,330	5.33	1,209,660	35,310	5.84
Home equity loans (3)	52,082	986	3.82	44,637	814	3.68
Commercial loans - Eastern (3)	172,212	7,340	8.52	150,562	6,828	9.07
Other commercial loans (3)	132,797	3,155	4.78	117,532	2,682	4.59
Indirect automobile loans (3)	554,002	16,668	6.07	598,607	19,118	6.44
Other consumer loans (3)	6,892	163	4.73	3,823	110	5.75
Total interest-earning assets (4)	2,562,275	65,629	5.14%	2,549,245	71,112	5.59%
Allowance for loan losses	(30,883)			(28,595)
Non-interest earning assets	110,250			104,985
Total assets	$2,641,642			$2,625,635

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$103,565	73	0.14%	$87,372	83	0.19%
Savings accounts	99,914	402	0.81	88,408	501	1.14
Money market savings accounts	570,906	3,236	1.14	331,977	3,045	1.85
Certificates of deposit	797,376	7,548	1.91	841,110	13,131	3.15
Total deposits excluding brokered deposits (5)	1,571,761	11,259	1.44	1,348,867	16,760	2.51
Brokered certificates of deposit	—	—	—	15,947	424	5.36
Total deposits	1,571,761	11,259	1.44	1,364,814	17,184	2.54
Borrowed funds	462,351	7,473	3.21	676,362	12,970	3.81
Total interest-bearing liabilities	2,034,112	18,732	1.86%	2,041,176	30,154	2.98%
Non-interest-bearing demand checking accounts	90,967			70,350
Other liabilities	23,750			24,685
Total liabilities	2,148,829			2,136,211
Brookline Bancorp, Inc. stockholders’ equity	490,701			487,657
Noncontrolling interest in subsidiary	2,112			1,767
Total liabilities and equity	$2,641,642			$2,625,635
Net interest income (tax equivalent basis)/interest rate spread (4)(6)		46,897	3.28%		40,958	2.61%
Less adjustment of tax exempt income		24			35
Net interest income		$46,873			$40,923
Net interest margin (4)(7)			3.66%			3.21%

(1)	Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.
(2)

Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)	Loans on non-accrual status are included in average balances.
(4)

In the 2009 period, interest income included $1,614 due to the payoff of a loan on which there was unaccreted discount. Excluding this income, the yield on mortgage loans and interest-earning assets would have been 5.57% and 5.47%, respectively. Interest rate spread and net interest margin would have been 2.49% and 3.08%, respectively.

(5)	Including non-interest bearing checking accounts, the average interest rate on total deposits (excluding brokered deposits) was 1.37% in the 2010 period and 2.38% in the 2009 period.
(6)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the above table and the table on the preceding page follow.

•                  The rise in net interest income in the quarterly and six month periods was due primarily to a higher portion of interest-earning assets being funded by lower cost deposits and a more rapid decline in the rates paid on interest-bearing liabilities than in the yield on interest-earning assets.

•                  The improvement in interest rate spread and net interest margin in the quarterly and six month periods was due to the same matters mentioned above. As mentioned in note 4 to the above tables, interest rate spread and net interest margin were affected favorably by the $1.6 million of interest income received from the payoff of a loan in the 2009 second quarter.

•                  The average balance of interest-earning assets grew $44.4 million (1.7%) in the 2010 second quarter compared to the 2010 first quarter, $15.9 million of which was in loans, $16.5 million in short-term investments and $12.0 million in investment securities. Growth in the average balance of interest-earning assets was $13.0 million (0.5%) in the first half of 2010 compared to the first half of 2009 as a $44.8 million increase in loans was mostly offset by a $29.0 million decrease in short-term investments. The increase in loans occurred despite a $44.6 million reduction in the average balance of indirect automobile loans.

•                  The average balance of deposits, including non-interest bearing checking accounts, was $45.3 million (2.8%, or 11.0% on an annualized basis) higher in the 2010 second quarter than in the 2010 first quarter. The average balance of deposits, including non-interest bearing checking accounts but excluding brokered deposits, was $243.5 million (17.2%) higher in the first half of 2010 than in the first half of 2009. During that time, the average balance of transaction deposit accounts grew $287.2 million (49.7%) while certificates of deposit declined $43.7 million (5.2%).

•                  The average balance of certificates of deposit expressed as a percent of the average balance of total deposits (excluding brokered deposits) declined from 58.7% in the 2009 second quarter to 49.2% in the 2010 first quarter and 46.7% in the 2010 second quarter while the average balance of money market savings accounts increased from 23.9% to 33.5% and 35.1% in those respective periods. We believe the shift in the mix of deposits was attributable in part to the desire of depositors to have their funds placed in more liquid accounts during this time of low interest rates. The average rate paid on deposits (excluding brokered deposits) declined from 2.25% in the 2009 second quarter to 1.46% in the 2010 first quarter and 1.27% in the 2010 second quarter.

•                  Of the $243.5 million of growth in the average balances of deposits in the first half of 2010 compared to the first half of 2009, over 94% was used to pay off higher cost borrowed funds and brokered deposits. The average balance of deposits (excluding brokered deposits) expressed as a percent of the average balance of all deposits and borrowed funds increased from 67.2% in the first half of 2009 to 78.2% in the first half of 2010. The average balance of loans to the average balance of deposits (excluding brokered deposits) declined from 149.7% to 130.5% in those respective periods. At June 30, 2010, deposits equaled 79.5% of all deposits and borrowed funds and loans equaled 127.6% of deposits.

While net interest margin and interest rate spread are expected to continue to improve modestly in the near term, a rapid rise in interest rates and changes in economic conditions would likely have a negative effect on those ratios in the future.

Provision for Credit Losses

The provisions for credit losses in the 2010 and 2009 second quarters were $661,000 and $1,876,000, respectively, while net loan charge-offs in those periods were $874,000 (an annualized charge-off rate of 0.16% based on average loans outstanding) and $1,446,000 (0.27%), respectively. The provisions for credit losses in the first half of 2010 and 2009 were $1,928,000 and $4,677,000, respectively, while net loan charge-offs in those periods were $2,374,000 (0.22%) and $3,600,000 (0.34%), respectively.

The provisions for credit losses were higher than net loan charge-offs in the 2009 quarterly and semi-annual periods because of growth in the loan portfolio and concern about the growing trend in problem loans and net charge-offs, especially relating to indirect automobile loans (“auto loans”) and loans in the portfolio of Eastern Funding, a specialty finance subsidiary of the Company. In the first half of 2009, loans (excluding deferred loan origination costs) increased $41.6 million despite decreases in auto loans and one-to-four family mortgage loans of $23.9 million and $13.2 million, respectively.

The provisions for credit losses were less than net loan charge-offs in the 2010 quarterly and semi-annual periods due primarily to improvement in the levels of non-performing assets, net loan charge-offs and loan delinquencies, as loan growth was negligible. In the first half of 2010, loans (excluding deferred loan origination costs) increased $8.1 million with multi-family and commercial real estate loans increasing $18.8 million to $918.1 million, Eastern Funding loans increasing $15.9 million to $181.6 million, auto loans increasing $2.4 million to $543.4 million, other commercial loans decreasing $9.2 million to $121.9 million resulting from payoff of one loan, and one-to-four family mortgage loans decreasing $19.8 million to $316.5 million.

Net charge-offs of auto loans declined to $690,000 in the 2010 second quarter (an annualized rate of 0.51% based on average loans outstanding during that period excluding deferred loan origination costs) and $1,601,000 (0.59%) in the first half of 2010 from $1,222,000 (0.85%) in the 2009 second quarter and $3,090,000 (1.06%) in the first half of 2009. Auto loan net charge-offs had equaled or exceeded 1.00% in 2008 and 2009. Auto loans delinquent over 30 days declined from $8.0 million (1.47% of auto loans outstanding) at June 30, 2010 from $11.0 million (2.02%) at December 31, 2009 and $10.6 million (1.86%) at June 30, 2009. The improvement in the percent of net charge-offs and delinquencies is primarily attributable to the underwriting criteria applied in the origination of auto loans. Only 2.0% of the auto loans originated in the first half of 2010 and 2.5% of the auto loans originated in 2009 were to borrowers with credit scores below 660. The average credit score of all borrowers to whom loans were originated in those respective periods was 758 and 759.

Net charge-offs of Eastern Funding loans declined to $154,000 in the 2010 second quarter and $452,000 in the first half of 2010 from $222,000 in the 2009 second quarter and $508,000 in the first half of 2009. Additionally, write-downs of assets acquired amounted to $79,000, $133,000, $162,000 and $357,000 in those respective periods. The annualized rate of net charge-offs, combined with write-downs of assets acquired, equaled 0.53%, 0.68%, 1.01% and 1.15% in those respective periods. Eastern Funding loans delinquent over 30 days amounted to $2,754,000 (1.52% of loans outstanding) at June 30, 2010 compared to $2,335,000 (1.41%) at December 31, 2009 and $2,326,000 (1.52%) at June 30, 2009.

Additional net loan charge-offs were $321,000 in the first half of 2010 and $2,000 in the first half of 2009. A commercial real estate loan was written down by $300,000 in the first quarter of 2010 for which a specific reserve had been previously established.

The liability for unfunded credit commitments was $1,083,000 at June 30, 2010 and December 31, 2009 and $1,183,000 at June 30, 2009. No provision for unfunded credit commitments was made in the first half of 2010 and 2009 and no changes were made to the balance of the liability account in those periods.

Impairment Losses on Securities

Impairment losses on securities (net of non-credit losses) were $49,000 in the first half of 2010 compared to $726,000 in the first half of 2009. See note 2 to the consolidated financial statements appearing elsewhere herein for information regarding the securities on which impairment losses were recognized.

Commentary on Certain Other Investment Securities

U.S. Government-Sponsored Enterprises

Debt securities of U.S. Government-sponsored enterprises classified as available for sale, which amounted to $123.4 million at June 30, 2010, included obligations issued by FNMA, Freddie Mac, the Federal Home Loan Banks and the Federal Farm Credit Bank. None of these obligations is backed by the full faith and credit of the U.S. Government. As of June 30, 2010, all of the obligations were rated “AAA” and their estimated fair value exceeded their amortized cost by $696,000.

Mortgage-backed Securities and Collateralized Mortgage Obligations (“Mortgage Debt Securities”)

At June 30, 2010, mortgage-debt securities classified as available for sale and held to maturity amounted to $134.6 million and $110,000, respectively. At that date, all of the securities were issued by U.S. Government-sponsored enterprises, were rated “AAA” and their estimated fair value exceeded their amortized cost by $4.3 million.

Auction Rate Municipal Obligations

The auction rate municipal obligations owned by the Company are debt securities issued by county and state entities to be repaid from revenues generated by hospitals and student education loans. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction process typically ranges from 7 days to 35 days. The amount invested in such obligations was $3.4 million at June 30, 2010, $3.7 million at December 31, 2009 and $5.0 million at June 30, 2009. The $1.6 million reduction over the past year resulted from redemptions at par by the issuers.

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

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at June 30, 2010 was $3,155,000, or $245,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

In the first half of 2010 and during 2009, the Company increased its investment in corporate obligations in order to diversify its investment portfolio and improve the overall yield on investments. As of June 30, 2010, most of the debt securities purchased mature in less than four years or have a variable rate of interest.

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments are segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At June 30, 2010, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The carrying value of PreTSL VI was $142,000 at June 30, 2010. Three of the issuers, representing 81% of the pool, have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in the first quarter of 2010. As of June 30, 2010, the fair value of this security was estimated to be $120,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The unrealized loss of $22,000 on this security was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the carrying value of the security.

The carrying value of PreTSL XXVIII was $962,000 at June 30, 2010 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $674,000 at that date. The unrealized loss on this security of $288,000 was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the carrying value of the security. The security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers in the pool represent more than 4% of the entire pool. Fourteen issuers representing approximately 21% of the remaining aggregate investment pool at June 30, 2010 either were in default or have deferred regularly scheduled interest payments at that date.

At June 30, 2010, the aggregate carrying value of other trust preferred securities owned by the Company was $3,352,000 and their aggregate estimated fair value was $2,916,000. The aggregate unrealized loss on these securities of $436,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Marketable Equity Securities

At June 30, 2010, the Company owned marketable equity securities with an estimated fair value of $401,000, including unrealized gains of $44,000 and unrealized losses of $9,000.

FHLB Stock

As a member of the FHLB, the Company is required to invest in FHLB stock in an amount based on its borrowing from the FHLB. At June 30, 2010, the Company’s $36.0 million investment in FHLB stock exceeded by $16.2 million its required investment at that date. Due to deterioration in its financial condition, the FHLB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. See note 3 to the consolidated financial statements appearing elsewhere herein for information about the financial condition and operating results of the FHLB.

Prepayment of Borrowings and Sales of Securities

In the 2010 second quarter, $24 million of borrowings from the FHLB with a weighted annual average interest rate of 4.03% and maturing in June 2011 were prepaid resulting in a penalty of $913,000 ($534,000 on an after-tax basis) being charged to earnings. In the same quarter, $24 million was re-borrowed from the FHLB at a weighted annual average interest rate of 2.02% for a weighted average life of 3.26 years. Also in the 2010 second quarter, equity securities with a carrying value of $427,000 were sold at a gain of $790,000 and a mortgage-backed security with a carrying value of $1,276,000 was sold at a gain of $44,000. On an after-tax basis, these gains amounted to $535,000.

Prepayment of $13.5 million of FHLB borrowings with a weighted annual average interest rate of 4.95% in the 2009 second quarter resulted in a pre-tax penalty of $582,000, part of which was offset by a pre-tax gain of $346,000 resulting from the sale of mortgage-backed securities.

Other Operating Highlights

Fees, Charges and Other Income. Income from these sources increased $245,000 in the 2010 second quarter compared to the 2009 second quarter and $54,000 in the first half of 2010 compared to the first half of 2009 resulted from higher loan prepayment fees. Deposit fees, which amounted to $462,000 in the 2010 second quarter and $913,000 in the first half of 2010, are not expected to decline materially as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010.

Non-Interest Expense. Total non-interest expenses were $12.0 million in the 2010 second quarter compared to $12.5 million in the 2009 second quarter. Compensation and employee benefits were higher due in part to added personnel in business banking and investment advisory services, marketing expense was higher due in part to product promotions, professional services were higher due primarily to fees incurred related to corporate matters, FDIC insurance was lower as the 2009 quarter included a $1,102,000 special assessment, and other expenses were lower due primarily to a reduction in loan collection-related expenses.

Total non-interest expenses were $23.7 million in the first half of 2010 compared to $23.3 million in the first half of 2009. Expense fluctuations were due primarily to the same reasons which caused the quarterly changes mentioned above and the opening of two new branches in June 2010.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,243	$789
Home equity	135	407
Multi-family	965	935
Commercial real estate	—	2,000
Commercial loans - Eastern	2,558	1,915
Indirect automobile loans	218	187
Total non-accrual loans	5,119	6,233
Repossessed vehicles	599	1,024
Repossessed equipment	312	406
Total non-performing assets	$6,030	$7,663

Restructured loans on accrual	$6,968	$3,898

Allowance for loan losses	$30,637	$31,083

Allowance for loan losses as a percent of total loans	1.41%	1.44%
Non-accrual loans as a percent of total loans	0.24	0.29
Non-performing assets as a percent of total assets	0.23	0.29

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Of the restructured loans at June 30, 2010, $2,580,000 were loans originated by Eastern, $2,105,000 were one-to-four family mortgage loans and $2,283,000 were commercial real estate loans. Of the restructured loans at December 31, 2009, $3,242,000 were loans originated by Eastern and $656,000 were one-to-four family mortgage loans.

At June 30, 2010 and December 31, 2009, loans past due 90 days or more and still on accrual amounted to $3,339,000 and $8,673,000, respectively. The loans were comprised primarily of multi-family and commercial real estate mortgage loans calling for regular principal and interest payments at amounts that would generally result in the full payment of the loans over twenty to twenty five years even though the maturity date of the loans was set to occur earlier. After the maturity date, the borrowers continued to make their regular principal and interest payments as if their loans had been renewed when, in fact, the renewals had not yet taken place. We expect these loans to be paid in full or renewed without any loss.

Non-accrual loans at June 30, 2010 included five one-to-four family mortgage loans, two home equity loans and two multi-family mortgage loans. These loans were generally adequately secured by the estimated values of the underlying properties. Any potential loss exposure should repossession and disposition of the underlying properties become necessary is not expected to be significant and has been recognized through the establishment of reserves included in the allowance for loan losses. See the subsection “Provision for Credit Losses” appearing elsewhere herein for information about delinquencies and charge-offs relating to the auto and Eastern loan portfolios.

In addition to identifying non-performing loans, the Company identifies loans that are categorized as “impaired” pursuant to U.S. generally accepted accounting principles. Impaired loans, which included all of the loans on non-accrual, all restructured loans and certain other loans, amounted to $12.1 million and $10.2 million at June 30, 2010 and December 31, 2009, respectively. Specific reserves of $878,000 and $1,043,000 existed on impaired loans at those respective dates.

Classified loans include all impaired loans and certain other loans. At June 30, 2010, there were loans of $13.0 million classified Special Mention, $13.7 million classified Substandard and $353,000 classified Doubtful. There were specific reserves of $1,328,000 on such loans. At December 31, 2009, there were loans of $7.6 million classified Special Mention, $11.6 million classified Substandard and $673,000 classified Doubtful. There were specific reserves of $1,493,000 on such loans. The increase in loans classified Special Mention is attributable primarily to the addition of three commercial real estate mortgage loans, all of which are considered adequately secured. The increase in Substandard loans is attributable primarily to the addition of one commercial real estate mortgage loan and the transfer of one commercial loan from the Special Mention category. Payments on both of these loans are current and the loans are adequately secured. Deterioration in local economic conditions could cause some of the Company’s borrowers to experience difficulty in meeting their loan obligations, resulting in a higher level of non-performing loans in the future.

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

At June 30, 2010, interest-earning assets maturing or repricing within one year amounted to $1.106 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.371 billion, resulting in a cumulative one year negative gap position of $265 million, or 10.0% of total assets. At December 31, 2009, the Company had a negative one year cumulative gap position of $352 million, or 13.5% of total assets. The change in the cumulative one year gap position from the end of 2009 resulted primarily from a $56 million decrease in deposits, a $38 million decrease in borrowed funds and a $5 million increase in investments maturing within one year at June 30, 2010 compared to December 31, 2009.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2010 amounted to $439.3 million and the Company had the capacity to increase that amount to $766.7 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2010, such assets amounted to $93.1 million, or 3.5% of total assets.

At June 30, 2010, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $401.2 million, or 15.6% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law. The Act comprehensively reforms the regulation of financial institutions, products and services. Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions. Pursuant to the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%. In addition, the Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Act also requires that stock exchanges amend their listing rules (i) to require, among other things, that each listed company’s compensation committee be granted the authority and funding to retain independent advisors and (ii) to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)   The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

April 1 through June 30, 2010	—	$—	2,195,590	4,804,410

(1)          On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At June 30, 2010, 304,410 shares authorized under this program remained available for repurchase.

(2)          On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At June 30, 2010, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)          On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At June 30, 2010, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2010, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, shareholders considered the election of directors and the ratification of independent registered public accountants. The votes cast by shareholders were reported in a Form 8-K filed by the Company with the Securities and Exchange Commission dated April 21, 2010.

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

Exhibit 31.1                    Certification of Chief Executive Officer

Exhibit 31.2                    Certification of Chief Financial Officer

Exhibit 32.1                    Section 1350 Certification of Chief Executive Officer

Exhibit 32.2                    Section 1350 Certification of Chief Financial Officer

Exhibit 101                  The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 2, 2010	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: August 2, 2010	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer