Form 10-Q
period 2010-09-30
BROOKLINE BANCORP INC
filed 2010-11-04
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the number of shares of common stock, par value $0.01 per share, outstanding was 59,071,656.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$18,870	$17,635
Short-term investments	49,349	48,886
Securities available for sale	310,664	293,023
Securities held to maturity (market value of $97 and $121, respectively)	87	112
Restricted equity securities	36,335	36,335
Loans	2,189,014	2,164,295
Allowance for loan losses	(30,362)	(31,083)
Net loans	2,158,652	2,133,212
Accrued interest receivable	8,581	9,062
Bank premises and equipment, net	11,374	10,685
Deferred tax asset	9,012	10,178
Prepaid income taxes	782	—
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $10,775 and $9,857, respectively	2,177	3,095
Other assets	11,272	10,420
Total assets	$2,660,396	$2,615,884

LIABILITIES AND EQUITY
Deposits	$1,760,271	$1,633,687
Borrowed funds	378,234	468,766
Mortgagors’ escrow accounts	6,225	5,938
Income taxes payable	—	1,115
Accrued expenses and other liabilities	18,112	16,955
Total liabilities	2,162,842	2,126,461

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,436,889 shares and 64,404,419 shares issued, respectively	644	644
Additional paid-in capital	524,336	523,736
Retained earnings, partially restricted	30,937	25,420
Accumulated other comprehensive income	3,828	2,201
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP – 436,469 shares and 472,604 shares, respectively	(2,381)	(2,577)
Total Brookline Bancorp, Inc. stockholders’ equity	495,257	487,317
Noncontrolling interest in subsidiary	2,297	2,106
Total equity	497,554	489,423

Total liabilities and equity	$2,660,396	$2,615,884

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
Interest income:
Loans	$30,488	$31,722	$92,130	$96,583
Debt securities	1,927	2,528	5,810	8,449
Short-term investments	32	48	76	296
Equity securities	4	24	40	71
Total interest income	32,451	34,322	98,056	105,399

Interest expense:
Deposits (excluding brokered deposits)	5,096	7,300	16,355	24,060
Brokered deposits	—	—	—	424
Borrowed funds	3,087	5,247	10,560	18,217
Total interest expense	8,183	12,547	26,915	42,701

Net interest income	24,268	21,775	71,141	62,698
Provision for credit losses	551	2,473	2,479	7,150
Net interest income after provision for credit losses	23,717	19,302	68,662	55,548

Non-interest income:
Fees, charges and other income	927	934	2,885	2,838
Penalty from prepayment of borrowed funds	(555)	(533)	(1,468)	(1,115)
Gain on sales of securities	—	594	834	940
Loss on impairment of securities	—	—	(49)	(779)
Less non-credit loss on impairment of securities	—	—	—	53
Total non-interest income	372	995	2,202	1,937

Non-interest expense:
Compensation and employee benefits	5,895	5,195	17,008	15,455
Occupancy	1,128	1,015	3,373	3,153
Equipment and data processing	1,874	1,868	5,586	5,495
Professional services	668	566	2,599	1,787
FDIC insurance	418	435	1,246	2,438
Advertising and marketing	359	283	900	700
Amortization of identified intangible assets	306	372	918	1,116
Other	1,245	1,410	3,960	4,263
Total non-interest expense	11,893	11,144	35,590	34,407

Income before income taxes	12,196	9,153	35,274	23,078
Provision for income taxes	4,923	3,723	14,239	9,362
Net income	7,273	5,430	21,035	13,716
Less net income attributable to noncontrolling interest in subsidiary	235	188	561	352
Net income attributable to Brookline Bancorp, Inc.	$7,038	$5,242	$20,474	$13,364

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.12	$0.09	$0.35	$0.23
Diluted	0.12	0.09	0.35	0.23

Weighted average common shares outstanding during the period:
Basic	58,586,274	58,522,547	58,571,938	58,313,465
Diluted	58,588,536	58,529,929	58,576,080	58,361,623

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)

Net income	$7,273	$5,430	$21,035	$13,716

Other comprehensive income, net of taxes:
Unrealized securities holding gains excluding non-credit loss on impairment of securities	880	2,864	3,388	4,099
Non-credit gain (loss) on impairment of securities	1	7	(21)	(50)
Net unrealized securities holding gains before income taxes	881	2,871	3,367	4,049
Income tax expense	(307)	(1,062)	(1,228)	(1,489)
Net unrealized securities holding gains	574	1,809	2,139	2,560

Adjustment of accumulated obligation for postretirement benefits	(5)	(8)	(15)	(23)
Income tax benefit	2	4	6	11
Net adjustment of accumulated obligation for postretirement benefits	(3)	(4)	(9)	(12)

Net unrealized holding gains	571	1,805	2,130	2,548

Less reclassification adjustment for securities gains included in net income:
Gain on sales of securities	—	594	834	940
Impairment loss on securities	—	—	(49)	(726)
Income tax expense	—	(213)	(282)	(83)
Net securities gains included in net income	—	381	503	131

Net other comprehensive income	571	1,424	1,627	2,417

Comprehensive income	7,844	6,854	22,662	16,133

Net income attributable to noncontrolling interest in subsidiary	(235)	(188)	(561)	(352)

Comprehensive income attributable to Brookline Bancorp, Inc.	$7,609	$6,666	$22,101	$15,781

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667

Net income attributable to Brookline Bancorp, Inc.	—	—	13,364	—	—	—	13,364	—	13,364

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	352	352

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(333)	(333)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	106	106

Other comprehensive income	—	—	—	2,417	—	—	2,417		2,417

Common stock dividends of $0.455 per share	—	—	(26,496)	—	—	—	(26,496)	—	(26,496)

Payment of dividend equivalent rights	—	—	(441)	—	—	—	(441)	—	(441)

Exercise of stock options (1,249,542 shares)	6	3,094	—	—	—	—	3,100	—	3,100

Stock options granted (723,466 options)	1	177	—	—	—	—	178	—	178

Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,031	—	—	—	—	1,031	—	1,031

Compensation under recognition and retention plans	—	116	—	—	—	—	116	—	116

Common stock held by ESOP committed to be released (37,620 shares)	—	168	—	—	—	205	373	—	373

Balance at September 30, 2009	$644	$523,298	$24,519	$3,802	$(62,107)	$(2,645)	$487,511	$1,923	$489,434

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

Net income attributable to Brookline Bancorp, Inc.	—	—	20,474	—	—	—	20,474	—	20,474

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	561	561

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111

Other comprehensive income	—	—	—	1,627	—	—	1,627	—	1,627

Common stock dividends of $0.255 per share	—	—	(14,957)	—	—	—	(14,957)	—	(14,957)

Stock options granted (97,333 options)	—	248	—	—	—	—	248	—	248

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	129	—	—	—	—	129	—	129

Compensation under recognition and retention plan	—	60	—	—	—	—	60	—	60

Common stock held by ESOP committed to be released (36,135 shares)	—	163	—	—	—	196	359	—	359

Balance at September 30, 2010	$644	$524,336	$30,937	$3,828	$(62,107)	$(2,381)	$495,257	$2,297	$497,554

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$20,474	$13,364
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interest in subsidiary	561	352
Provision for credit losses	2,479	7,150
Depreciation and amortization	1,164	1,174
Net amortization of securities premiums and discounts	1,640	666
Amortization of deferred loan origination costs	7,043	7,073
Amortization of identified intangible assets	918	1,116
Accretion of acquisition fair value adjustments	(10)	(1,686)
Amortization of mortgage servicing rights	13	28
Loss on impairment of securities	49	726
Gain on sales of securities	(834)	(940)
Write-down of assets acquired	186	50
Compensation under recognition and retention plan	60	116
Release of ESOP shares	359	373
Deferred income taxes	226	1,684
(Increase) decrease in:
Accrued interest receivable	481	73
Prepaid income taxes	(782)	193
Other assets	(1,051)	710
Increase (decrease) in:
Income taxes payable	(1,115)	1,475
Accrued expenses and other liabilities	1,142	(1,855)
Net cash provided from operating activities	33,003	31,842

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,537	47,820
Proceeds from principal repayments of securities available for sale	142,980	105,523
Proceeds from principal repayments of securities held to maturity	25	27
Purchase of securities available for sale	(161,393)	(130,505)
Net increase in loans	(34,956)	(74,602)
Purchase of bank premises and equipment	(1,901)	(1,234)
Net cash used for investing activities	(52,708)	(52,971)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Nine months ended September 30,
	2010	2009
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$170,565	$152,869
Increase (decrease) in certificates of deposit excluding brokered deposits	(43,981)	47,918
Decrease in brokered certificates of deposit	—	(26,381)
Proceeds from Federal Home Loan Bank of Boston advances	265,900	11,067,740
Repayment of Federal Home Loan Bank of Boston advances	(360,418)	(11,210,116)
Proceeds from federal funds purchased	4,000	—
Increase in mortgagors’ escrow accounts	287	492
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	129	1,031
Proceeds from exercise of stock options	—	3,100
Stock options granted	248	178
Payment of dividends on common stock	(14,957)	(26,496)
Payment of dividend equivalent rights	—	(441)
Payment of dividend to owners of noncontrolling interest in subsidiary	(481)	(333)
Purchase of additional interest in subsidiary	111	106
Net cash provided from financing activities activities	21,403	9,667

Net increase (decrease) in cash and cash equivalents	1,698	(11,462)
Cash and cash equivalents at beginning of period	66,521	121,352
Cash and cash equivalents at end of period	$68,219	$109,890

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$27,388	$43,925
Income taxes	15,778	4,980

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Nine Months Ended September 30, 2010 and 2009

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

(2)                 Investment Securities (Dollars in thousands)

Securities available for sale and held to maturity are summarized below:

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$141,152	$1,042	$21	$142,173
Municipal obligations	750	53	—	803
Auction rate municipal obligations	3,400	—	245	3,155
Corporate obligations	46,990	1,389	725	47,654
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	2,904	32	—	2,936
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	109,408	4,131	4	113,535
Total debt securities	304,604	6,647	995	310,256
Marketable equity securities	366	49	7	408
Total securities available for sale	$304,970	$6,696	$1,002	$310,664

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$87	$10	$—	$97

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

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

The maturities of the investments in debt securities at September 30, 2010 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$4,028	$4,077
After 1 year through 5 years	164,078	166,966
After 5 years through 10 years	114,303	117,699
Over 10 years	22,195	21,514
	$304,604	$310,256

	Held to maturity
	Amortized	Estimated
	cost	fair value

Within 1 year	$—	$—
After 1 year through 5 years	—	—
Over 10 years	87	97
	$87	$97

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at September 30, 2010, however, are expected to be much shorter due to anticipated payments. Included in the estimated fair value of debt securities available for sale maturing after 1 year through 5 years, after 5 years through 10 years and over 10 years were $70,223, $35,225 and $8,052, respectively, of U.S Government-sponsored enterprises securities with call dates of 1 year or less.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Investment securities at September 30, 2010 and December 31, 2009 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$11,979	$21	$—	$—	$11,979	$21
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,155	245	3,155	245
Corporate obligations:
With other-than-temporary impairment loss	121	21	—	—	121	21
Without other-than-temporary impairment loss	2,774	52	1,756	652	4,530	704
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	3,223	4	—	—	3,223	4
Total debt securities	18,097	98	4,911	897	23,008	995
Marketable equity securities	191	7	—	—	191	7
Total temporarily impaired securities	$18,288	$105	$4,911	$897	$23,199	$1,002

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$73,559	$205	$—	$—	$73,559	$205
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,130	570	3,130	570
Corporate obligations:
With other-than-temporary impairment loss	—	—	151	39	151	39
Without other-than-temporary impairment loss	5,925	61	2,999	822	8,924	883
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	5,083	79	—	—	5,083	79
Total debt securities	84,567	345	6,280	1,431	90,847	1,776
Marketable equity securities	132	2	183	15	315	17
Total temporarily impaired securities	$84,699	$347	$6,463	$1,446	$91,162	$1,793

At September 30, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade. The unrealized loss on mortgage-backed securities related to acquisition premiums to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

be amortized over the estimated remaining life of the securities. The unrealized loss on marketable equity securities at September 30, 2010, which related to common stock of a bank, was considered to be immaterial to the Company’s consolidated financial statements as of and for the nine months ended September 30, 2010.

At September 30, 2010, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Three of the issuers, representing 81% of the pool, announced that they will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $121 at September 30, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The $21 unrealized loss on the security, based on an analysis of projected cash flows, was recognized as a charge to comprehensive income. As of March 31, 2010, this same debt security had an unrealized loss of $49 which, based on an analysis of projected cash flows, was charged to earnings as a credit loss; a further unrealized loss of $51 on this same debt security had been charged to earnings as a credit loss in the three months ended March 31, 2009.

Impairment losses on securities charged to earnings in the nine months ended September 30, 2009 were $726. In addition to the $51 credit loss on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual preferred stock issued by the FNMA and Merrill Lynch & Co., Inc. (now Bank of America Corporation, or “B of A”) of $103 and $572, respectively. After the write-downs, the FNMA stock was sold in the fourth quarter of 2009 at a gain of $14 and the B of A stock was sold in the second quarter of 2010 at a gain of $690.

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

	Nine months ended
	September 30,
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

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At September 30, 2010, the Company’s investment in FHLB stock exceeded its required investment by $19,120.

The FHLB reported net income of $83.0 million in the nine months ended September 30, 2010 ($41.3 million of which was earned in the 2010 third quarter), a net loss of $186.8 million in the year 2009 and a net loss of $115.8 million in the year 2008. At September 30, 2010, the FHLB had retained earnings of $225.6 million. The FHLB has a retained earnings target of $925.0 million, a target adopted in connection with the FHLB’s revised operating plan to preserve capital in light of the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB’s portfolio of held-to-maturity private-label mortgage-backed securities. That portfolio, which had an aggregate par value of $3.1 billion at September 30, 2010, had an aggregate carrying value of $1.9 billion at that date. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB’s portfolio of private-label mortgage-backed securities. The retained earnings target has increased significantly over the last two years particularly as the expected performance of private-label mortgage-backed securities has deteriorated beyond prior estimates. Over time, as some unrealized losses become realized losses and the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, FHLB management has stated that it expects its retained earnings target to begin to decline. However, they expect that the retained earnings target will be sensitive to changes in the FHLB’s risk profile, whether favorable or unfavorable. FHLB management stated that they have analyzed the likelihood of the FHLB meeting its retained earnings target over a five-year horizon and projects that the retained earnings target will be met within that time horizon. General economic developments more adverse than the FHLB’s projections or other factors outside of the FHLB’s control, however, could cause the FHLB to require additional time beyond the five year horizon to meet its retained earnings target.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter’s net income while the FHLB’s retained earnings are less than its targeted retained earnings level. However, the FHLB’s board of directors has announced that it does not expect to declare any dividends until it demonstrates a consistent pattern of positive net income. No dividends were paid in the first nine months of 2010 or in the year 2009.

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

At September 30, 2010, the FHLB met its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

(4)                         Loans (Dollars in thousands)

A summary of loans follows:

	September 30,	December 31,
	2010	2009
Mortgage loans:
One-to-four family	$302,372	$336,319
Multi-family	396,702	374,695
Commercial real estate	535,315	524,567
Construction and development	15,360	18,161
Home equity	54,232	51,054
Total mortgage loans	1,303,981	1,304,796
Indirect automobile loans	542,245	541,003
Commercial loans - Eastern	193,951	165,671
Other commercial loans	127,546	131,126
Other consumer loans	5,909	6,245
Net loans	2,173,632	2,148,841
Deferred loan origination costs	15,382	15,454
Total loans	$2,189,014	$2,164,295

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(5)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Nine months ended September 30,
	2010	2009

Balance at beginning of period	$31,083	$28,296
Provision for loan losses	2,479	7,250
Charge-offs:
Indirect automobile loans	(2,863)	(5,001)
Commercial real estate mortgage loans	(300)	(318)
Commercial loans - Eastern	(811)	(735)
Home equity mortgage loans	(27)	—
Other consumer loans	(15)	(13)
Total charge-offs	(4,016)	(6,067)
Recoveries:
Indirect automobile loans	635	563
Commercial real estate mortgage loans	4	3
Commercial loans - Eastern	147	75
Other consumer loans	30	6
Total recoveries	816	647

Balance at end of period	$30,362	$30,126

During the nine months ended September 30, 2009, the liability for unfunded credit commitments was reduced by a $100 credit to the provision for credit losses. The liability, which is included in other liabilities, was $1,083 at September 30, 2010 and December 31, 2009.

(6)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30,	December 31,
	2010	2009

Non-interest bearing demand checking accounts	$102,385	$85,044
NOW accounts	110,013	100,946
Savings accounts	107,399	94,883
Money market savings accounts	651,242	519,601
Certificate of deposit accounts	789,232	833,213
Total deposits	$1,760,271	$1,633,687

(7)        Borrowed Funds (Dollars in thousands)

Borrowed funds are comprised of the following:

	September 30,	December 31,
	2010	2009

Advances from the FHLB	$374,234	$468,766
Federal funds purchased	4,000	—
Total borrowed funds	$378,234	$468,766

Advances from the FHLB are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

(8)                  Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at September 30, 2010 was comprised of (a) unrealized gains of $3,623 (net of income taxes) on securities available for sale and (b) an unrealized gain of $205 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2009 was comprised of an unrealized gain of $1,987 (net of income taxes) on securities available for sale and an unrealized gain of $214 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At September 30, 2010 and December 31, 2009, the resulting net income tax liability amounted to $2,217 and $1,277, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(9)                       Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At September 30, 2010, the Company had outstanding commitments to originate loans of $107,571, $5,235 of which were one-to-four family mortgage loans, $39,623 were commercial real estate mortgage loans, $10,825 were multi-family mortgage loans and $51,888 were commercial loans. Unused lines of credit available to customers were $66,463, of which $61,877 were equity lines of credit.

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings.  In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(10)               Dividend Declaration

On October 20, 2010, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on November 15, 2010 to stockholders of record on October 29, 2010.

(11)            Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plan

The Company has a recognition and retention plan, the “2003 RRP.” Under the plan, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. On March 16, 2009, 8,889 shares were awarded which vested on March 16, 2010. On March 16, 2010, 7,470 shares were awarded which will vest on March 16, 2011 and, on August 4, 2010, 25,000 shares were awarded which will vest on August 4, 2012.

Total expense for shares awarded under the 2003 RRP amounted to $20, $41, $60 and $116 for the three months and nine months ended September 30, 2010 and 2009, respectively. The compensation cost of non-vested RRP shares at September 30, 2010 is expected to be charged to expense as follows: $70 during the three months ended December 31, 2010, $137 in 2011 and $70 in 2012. As of September 30, 2010, 96,361 shares were available for award under the 2003 RRP.

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

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. As of September 30, 2010, 1,006,155 options were available for award under the Company’s 2003 Stock Option Plan.

Total expense for the stock option plan amounted to $77, $52, $248 and $178 for the three months and nine months ended September 30, 2010 and 2009, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Activity under the Company’s stock option plan for the nine months ended September 30, 2010 was as follows:

Options outstanding at January 1, 2010		1,396,512
Options awarded at:
$ 10.71 per option	52,333
$ 10.78 per option	45,000
Total options awarded		97,333
Options outstanding at September 30, 2010		1,493,845

Exercisable as of September 30, 2010 at:
$ 9.00 per option		72,512
$ 10.71 per option		26,167
$ 11.84 per option		50,000
$ 12.91 per option		4,000
$ 15.02 per option		1,269,000
		1,421,679

Aggregate intrinsic value of options outstanding and exercisable		$71

Weighted average exercise price per option		$14.52

Weighted average fair value per option of options granted during the period		$2.22

Weighted average remaining contractual life in years at end of period		3.8

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at September 30, 2010 and December 31, 2009, which was $3,064 and $3,252, respectively, is eliminated in consolidation.

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

At September 30, 2010, the ESOP held 436,469 unallocated shares at an aggregate cost of $2,381; the market value of such shares at that date was $4,356. For the nine months ended September 30, 2010 and 2009, $359 and $373, respectively, was charged to compensation expense based on the commitment to release to eligible employees 36,135 shares and 37,620 shares in those respective periods.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

The following table provides the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Service cost	$16	$15	$48	$45
Interest cost	14	13	42	39
Prior service cost	(6)	(6)	(18)	(18)
Actuarial gain	(3)	(3)	(9)	(10)
Net periodic benefit costs	$21	$19	$63	$56

Benefits paid amounted to $9 and $8 for the nine months ended September 30, 2010 and 2009, respectively.

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

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the nine months ended September 30, 2010. As of September 30, 2010, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(14)                Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$18,870	$18,870	$17,635	$17,635
Short-term investments	49,349	49,349	48,886	48,886
Securities	347,086	347,096	329,470	329,479
Loans, net	2,158,652	2,208,329	2,133,212	2,144,754
Accrued interest receivable	8,581	8,581	9,062	9,062
Financial liabilities:
Demand, NOW, savings and money market savings deposits	971,039	971,039	800,474	800,474
Certificates of deposit	789,232	792,997	833,213	836,752
Borrowed funds	378,234	385,433	468,766	469,756

The following table presents the balances of certain assets reported at fair value as of September 30, 2010:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$142,173	$—	$142,173
Municipal obligations	—	803	—	803
Auction rate municipal obligations	—	—	3,155	3,155
Corporate obligations	—	46,389	1,265	47,654
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	2,936	—	2,936
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	113,535	—	113,535
Marketable equity securities	408	—	—	408
Securities available for sale	$408	$305,836	$4,420	$310,664

Assets measured at fair value on a non-recurring basis:
Repossessed vehicles	$—	$562	$—	$562
Repossessed equipment	—	316	—	316

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2010 and 2009

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

The securities comprising the balance in the level 3 column at September 30, 2010 included $3,400 of auction rate municipal obligations, $1,098 of pools of trust preferred obligations and a $500 trust preferred obligation issued by a financial institution, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $3,155 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $765. The fair value of the other trust preferred obligation equaled its carrying value as the obligation was redeemed in full on October 1, 2010.

During the nine months ended September 30, 2010, the fair value of securities available for sale using significant unobservable inputs (level 3) decreased by $18. Auction rate municipal obligations increased $25 due to a market valuation adjustment after a recent tender offer by one of the issuers of the obligations. Corporate obligations decreased as a result of a $15 pay down of a trust preferred obligation and a $28 net reduction in the estimated fair value of the pools of trust preferred obligations, after inclusion of $49 which was recognized as a credit loss charged to earnings.

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

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

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

(15)                Subsequent Event

On October 27, 2010, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of October 27, 2010 (the “Merger Agreement”), by and among the Company, Clam Acquisition, Inc., a wholly-owned subsidiary of the Company created in October 2010 (“Merger Sub”), and First Ipswich Bancorp (“First Ipswich”), which provides for the merger of Merger Sub with and into First Ipswich (the “Merger”). The Merger Agreement calls for an all-cash transaction valued at approximately $19.7 million. Under the terms of the Merger Agreement, First Ipswich shareholders will receive $8.10 per share in cash. Completion of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by First Ipswich shareholders and the receipt of required regulatory approvals. Completion of the acquisition is expected to occur in the first quarter of 2011.

At September 30, 2010, First Ipswich had total assets of $266.9 million, total loans of $204.4 million, total deposits of $216.9 million and total stockholders’ equity of $14.3 million.

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and nine months ended September 30, 2010 and 2009.

Operating Highlights

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands except per share amounts)

Net interest income	$24,268	$21,775	$71,141	$62,698
Provision for credit losses	551	2,473	2,479	7,150
Fees, charges and other income	927	934	2,885	2,838
Penalty from prepayment of borrowed funds	(555)	(533)	(1,468)	(1,115)
Gain on sales of securities	—	594	834	940
Impairment loss on securities	—	—	(49)	(726)
FDIC insurance expense	418	435	1,246	2,438
Other non-interest expenses	11,475	10,709	34,344	31,969
Income before income taxes	12,196	9,153	35,274	23,078
Provision for income taxes	4,923	3,723	14,239	9,362
Net income attributable to noncontrolling interest in subsidiary	235	188	561	352
Net income attributable to Brookline Bancorp, Inc.	7,038	5,242	20,474	13,364

Basic earnings per common share	$0.12	$0.09	$0.35	$0.23
Diluted earnings per common share	0.12	0.09	0.35	0.23

Interest rate spread	3.43%	2.90%	3.33%	2.72	% (A)
Net interest margin	3.76%	3.39%	3.70%	3.27	% (A)

(A)       Excluding interest income of $1,614 due to the payoff of a loan on which there was unaccreted discount, interest rate spread and net interest margin would have been 2.64% and 3.19%, respectively.

Financial Condition Highlights

	At	At	At
	September 30,	December 31,	September 30,
	2010	2009	2009
	(In thousands)

Total assets	$2,660,396	$2,615,884	$2,638,914
Net loans	2,158,652	2,133,212	2,169,427
Deposits	1,760,271	1,633,687	1,528,630
Borrowed funds	378,234	468,766	595,020
Brookline Bancorp, Inc. stockholders’ equity	495,257	487,317	487,511
Stockholders’ equity to total assets	18.62%	18.63%	18.47%

Allowance for loan losses	$30,362	$31,083	$30,126
Non-performing assets	6,022	7,663	9,332
Restructured loans on accrual	7,396	3,898	4,166

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

•                     Increases in net interest income - $2.5 million (11.4%) in the 2010 third quarter compared to the 2009 third quarter and $8.4 million (13.5%) in the 2010 nine month period compared to the 2009 nine month period. The 2009 nine month period included $1.6 million of interest income from the payoff of a loan on which there was unaccreted discount. Excluding that income, the rate of increase in net interest income between the 2010 and 2009 nine month periods was 16.5%.

•                     Continued improvement in net interest margin — 3.76% in the 2010 third quarter compared to 3.67% in the 2010 second quarter and 3.39% in the 2009 third quarter. The net interest margin for the 2010 and 2009 nine month periods was 3.70% and 3.27%, respectively.

•                     Lower provisions for credit losses - $551,000 in the 2010 third quarter compared to $2.5 million in the 2009 third quarter and $2.5 million in the 2010 nine month period compared to $7.1 million in the 2009 nine month period. The reductions resulted from lower charge-offs and slower growth in loans.

•                     Modest growth in loans (excluding deferred loan origination costs) - $16.7 million in the 2010 third quarter and $24.8 million in the 2010 nine month period.

•                     Continuation of a low level of non-performing assets - $6.0 million (0.23% of total assets) at September 30, 2010 compared to $6.0 million (0.23%) at June 30, 2010 and $7.7 million (0.29%) at December 31, 2009. Restructured loans on accrual were $7.4 million, $7.0 million and $3.9 million at those respective dates.

•                     Modest decline in the allowance for loan losses - $30.4 million (1.39% of total loans outstanding) at September 30, 2010 compared to $30.6 million (1.41%) at June 30, 2010 and $31.1 million (1.44%) at December 31, 2009.

•                     Deposit growth - $57.6 million (3.4%) in the 2010 third quarter and $126.6 million (7.7%) in the 2010 nine month period. Transaction deposit accounts increased $170.6 million, or 21.3%, while certificates of deposit declined $44.0 million, or 5.3%.

•                     Continuation of prepayment of Federal Home Loan Bank of Boston (“FHLB”) advances with high interest rates to lower funding costs and to reduce interest rate risk. Penalties form prepayments in the 2010 and 2009 third periods were $555,000 and $533,000, respectively, and $1.5 million and $1.1 million, respectively, in the 2010 and 2009 nine month periods.

•                     Gains from sales of securities were $594,000 in the 2009 third quarter (none in the 2010 third quarter), $834,000 in the 2010 nine month period and $940,000 in the 2009 nine month period. Impairment loss on securities, net of non-credit impairment loss, was $49,000 in the 2010 nine month period and $726,000 in the 2009 nine month period.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three and nine months ended September 30, 2010 and 2009. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2010			2009
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$58,766	$32	0.22%	$93,820	$48	0.20%
Debt securities (2)	310,337	1,932	2.49	283,478	2,534	3.58
Equity securities (2)	36,810	5	0.06	37,877	33	0.34
Mortgage loans (3)	1,252,610	16,466	5.26	1,238,069	16,846	5.44
Home equity loans (3)	54,208	522	3.82	49,292	464	3.73
Commercial loans - Eastern (3)	183,573	3,867	8.43	154,096	3,458	8.98
Other commercial loans (3)	119,538	1,455	4.84	125,094	1,499	4.77
Indirect automobile loans (3)	556,470	8,098	5.77	583,377	9,408	6.40
Other consumer loans (3)	6,098	79	5.18	3,987	47	4.72
Total interest-earning assets	2,578,410	32,456	5.02%	2,569,090	34,337	5.33%
Allowance for loan losses	(30,517)			(29,402)
Non-interest earning assets	108,199			102,554
Total assets	$2,656,092			$2,642,242

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$109,890	40	0.14%	$92,880	44	0.19%
Savings accounts	106,685	214	0.80	93,456	214	0.91
Money market savings accounts	629,712	1,640	1.03	400,077	1,282	1.27
Certificates of deposit	782,888	3,202	1.62	852,046	5,760	2.68
Total interest-bearing deposits (4)	1,629,175	5,096	1.24	1,438,459	7,300	2.01
Borrowed funds	401,679	3,084	3.00	614,223	5,247	3.34
Federal funds purchased	4,652	3	0.25	—	—	—
Total interest-bearing liabilities	2,035,506	8,183	1.59%	2,052,682	12,547	2.43%
Non-interest-bearing demand checking accounts (4)	101,075			79,067
Other liabilities	22,433			21,889
Total liabilities	2,159,014			2,153,638
Brookline Bancorp, Inc. stockholders’ equity	494,890			486,771
Noncontrolling interest in subsidiary	2,188			1,833
Total liabilities and equity	$2,656,092			$2,642,242
Net interest income (tax equivalent basis)/interest rate spread (5)		24,273	3.43%		21,790	2.90%
Less adjustment of tax exempt income		5			15
Net interest income		$24,268			$21,775
Net interest margin (6)			3.76%			3.39%

(1)    Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)    Loans on non-accrual status are included in average balances.

(4)             Including non-interest bearing checking accounts, the average interest rate on total deposits was 1.17% in the three months ended September 30, 2010 and 1.91% in the three months ended September 30, 2009.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine months ended September 30,
	2010			2009
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$61,175	$76	0.17%	$92,218	$296	0.43%
Debt securities (2)	298,313	5,827	2.60	291,562	8,474	3.88
Equity securities (2)	37,613	54	0.19	37,527	97	0.34
Mortgage loans (3)(4)	1,251,985	49,796	5.30	1,219,234	52,156	5.70
Home equity loans (3)	52,799	1,508	3.82	46,206	1,278	3.69
Commercial loans - Eastern (3)	176,041	11,207	8.49	151,753	10,286	9.04
Other commercial loans (3)	128,329	4,610	4.80	120,080	4,181	4.64
Indirect automobile loans (3)	554,834	24,767	5.97	593,475	28,525	6.41
Other consumer loans (3)	6,624	242	4.87	3,878	157	5.40
Total interest-earning assets (4)	2,567,713	98,087	5.10%	2,555,933	105,450	5.50%
Allowance for loan losses	(30,760)			(28,867)
Non-interest earning assets	109,559			104,166
Total assets	$2,646,512			$2,631,232

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$105,696	112	0.14%	$89,228	127	0.19%
Savings accounts	102,196	617	0.81	90,109	714	1.06
Money market savings accounts	590,723	4,877	1.10	354,927	4,328	1.63
Certificates of deposit	792,494	10,749	1.81	844,795	18,891	2.98
Total deposits excluding brokered deposits (5)	1,591,109	16,355	1.37	1,379,059	24,060	2.33
Brokered certificates of deposit	—	—	—	10,573	424	5.35
Total deposits	1,591,109	16,355	1.37	1,389,632	24,484	2.35
Borrowed funds	441,905	10,557	3.15	655,421	18,217	3.71
Federal funds purchased	1,568	3	0.22	—	—	—
Total interest-bearing liabilities	2,034,582	26,915	1.77%	2,045,053	42,701	2.78%
Non-interest-bearing demand checking accounts (5)	94,373			73,288
Other liabilities	23,307			23,741
Total liabilities	2,152,262			2,142,082
Brookline Bancorp, Inc. stockholders’ equity	492,113			487,358
Noncontrolling interest in subsidiary	2,137			1,792
Total liabilities and equity	$2,646,512			$2,631,232
Net interest income (tax equivalent basis)/interest rate spread (4)(6)		71,172	3.33%		62,749	2.72%
Less adjustment of tax exempt income		31			51
Net interest income		$71,141			$62,698
Net interest margin (4)(7)			3.70%			3.27%

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

(5)             Including non-interest bearing checking accounts, the average interest rate on total deposits (excluding brokered deposits) was 1.30% in the 2010 period and 2.21% in the 2009 period.

(6)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the above table and the table on the preceding page follow.

•                  The rise in net interest income in the quarterly and nine month periods was due primarily to a higher portion of interest-earning assets being funded by lower cost deposits and a more rapid decline in the rates paid on interest-bearing liabilities than in the yield on interest-earning assets.

•                  The improvement in interest rate spread and net interest margin in the quarterly and nine month periods was due to the same matters mentioned above. As mentioned in note 4 to the above nine month table, interest rate spread and net interest margin in the 2009 nine month period were affected favorably by the $1.6 million of interest income received from the payoff of a loan in the 2009 second quarter.

•                  The average balance of interest-earning assets declined $5.9 million (0.2%) in the 2010 third quarter compared to the 2010 second quarter and grew $11.8 million (0.5%) in the 2010 nine month period compared to the 2009 nine month period as a $36.0 million increase in loans was mostly offset by a $31.0 million decrease in short-term investments. The increase in loans occurred despite a $38.6 million reduction in the average balance of indirect automobile loans.

•                  The average balance of deposits, including non-interest bearing checking accounts, was $45.0 million (2.7%, or 10.7% on an annualized basis) higher in the 2010 third quarter than in the 2010 second quarter. The average balance of deposits, including non-interest bearing checking accounts but excluding brokered deposits, was $233.1 million (16.1%) higher in the first nine months of 2010 than in the first nine months of 2009. During that time, the average balance of transaction deposit accounts grew $285.4 million (47.0%) while certificates of deposit declined $52.3 million (6.2%).

•                  The average balance of certificates of deposit expressed as a percent of the average balance of total deposits declined from 56.1% in the 2009 third quarter to 46.7% in the 2010 second quarter and 45.2% in the 2010 third quarter while the average balance of money market savings accounts increased from 26.4% to 35.1% and 36.4% in those respective periods. We believe the shift in the mix of deposits was attributable in part to the desire of depositors to have their funds placed in more liquid accounts during this time of low interest rates. The average rate paid on deposits, including non-interest bearing checking accounts but excluding brokered deposits, declined from 1.91% in the 2009 third quarter to 1.27% in the 2010 second quarter and 1.17% in the 2010 third quarter.

•                  Of the $233.1 million of growth in the average balances of deposits (excluding brokered deposits) in the first nine months of 2010 compared to the first nine months of 2009, over 95% was used to pay off higher cost borrowed funds and brokered deposits. The average balance of deposits (excluding brokered deposits) expressed as a percent of the average balance of all deposits and borrowed funds increased from 68.6% in the 2009 nine month period to 79.2% in the 2010 nine month period. The average balance of loans to the average balance of deposits (excluding brokered deposits) declined from 147.0% to 128.8% in those respective periods. At September 30, 2010, deposits equaled 82.3% of all deposits and borrowed funds and loans equaled 124.4% of deposits.

Continued improvement in net interest margin and interest rate spread, if any, is expected to be modest. It has become more difficult to offset declining asset yields due to more competitive loan pricing and the currently low interest rate environment by reduction in rates paid on deposits and borrowed funds.

Provision for Credit Losses

The provisions for credit losses in the 2010 and 2009 third quarters were $551,000 and $2,473,000, respectively, while net loan charge-offs in those periods were $826,000 (an annualized charge-off rate of 0.15% based on average loans outstanding) and $1,820,000 (0.34%), respectively. The provisions for credit losses in the 2010 and 2009 nine month periods were $2,479,000 and $7,150,000, respectively, while net loan charge-offs in those periods were $3,200,000 (0.20%) and $5,420,000 (0.34%), respectively.

The provisions for credit losses were higher than net loan charge-offs in the 2009 quarterly and nine month periods because of growth in the loan portfolio and concern about the growing trend in problem loans and net charge-offs, especially relating to indirect automobile loans (“auto loans”) and loans in the portfolio of Eastern Funding, a specialty finance subsidiary of the Company. In the 2009 nine month period, loans (excluding deferred loan origination costs) increased $65.0 million despite decreases in auto loans and one-to-four family mortgage loans of $30.3 million and $19.5 million, respectively.

The provisions for credit losses were less than net loan charge-offs in the 2010 quarterly and nine month periods due primarily to a significantly lower rate of auto loan net charge-offs than contemplated which resulted in a lowering of the level of allowance for loan losses considered adequate for that segment of the loan portfolio. In the 2010 nine month period, loan growth (excluding deferred loan origination costs) was modest at $24.8 million, or 1.2%. Eastern Funding loans increased $28.3 million (17.1%) due in part to the purchase of $11.8 million of seasoned loans in the 2010 third quarter. Increases in multi-family mortgage loans and commercial real estate loans of $22.0 million and $10.7 million, respectively, were offset by reductions in one-to-four family mortgage loans and commercial loans of $33.9 million and $4.5 million, respectively.

Net charge-offs of auto loans declined to $627,000 in the 2010 third quarter (an annualized rate of 0.46% based on average loans outstanding during that period excluding deferred loan origination costs) and $2,227,000 (0.55%) in the 2010 nine month period from $1,348,000 (0.95%) in the 2009 third quarter and $4,438,000 (1.02%) in the 2009 nine month period. Auto loan net charge-offs had equaled 1.00% in 2009 and 1.12% in 2008. Since the Company commenced originating auto loans in 2003, 8% of such originations were to borrowers with credit scores below 660. In the year 2009 and the 2010 nine month period, loan originations to borrowers with credit scores below 660 declined to 2.5% and 2.0%, respectively. Auto loans delinquent over 30 days declined to $7.3 million (1.35% of loans outstanding) at September 30, 2010 from $8.0 million (1.47%) at June 30, 2010 and $11.0 million (2.02%) at December 31, 2009. The allowance for loan losses related to auto loans (excluding deferred loan origination costs) was $7,422,000 (1.37% of loans outstanding) at September 30, 2010 compared to $7,873,000 (1.45%) at June 30, 2010 and $8,479,000 (1.57%) at December 31, 2009.

Net charge-offs of Eastern Funding loans in the 2010 and 2009 third quarters were $212,000 and $152,000, respectively, and in the 2010 and 2009 nine month periods $664,000 and $660,000, respectively. Additionally, write-downs of assets acquired were $53,000, $72,000, $186,000 and $429,000, respectively. The annualized rate of net charge-offs, combined with write-downs of assets acquired, equaled 0.58%, 0.58%, 0.64% and 0.96%, respectively. The allowance for loan losses related to Eastern Funding loans (excluding deferred loan origination costs) was $3,602,000 (1.86% of loans outstanding) at September 30, 2010 compared to $3,643,000 (2.01%) at June 30, 2010 and $3,057,000 (1.85%) at December 31, 2009.

Additional net loan charge-offs in the 2010 and 2009 nine month periods were $309,000 and $322,000, respectively. Substantially all of those amounts related to one commercial real estate loan for which a specific reserve had been previously established. Excluding Eastern Funding loans ($2,683,000) and auto loans ($121,000), other loans on non-accrual amounted to $2,340,000 at September 30, 2010, $1,241,000 of which was one-to-four family mortgage loans. Restructured loans on accrual included $4.1 million of one-to-four family mortgage loans, $2.3 million of commercial real estate loans and $1.0 million of Eastern Funding loans.

The liability for unfunded credit commitments was $1,083,000 at September 30, 2010, December 31, 2009 and September 30, 2009. During the nine months ended September 30, 2009, the liability for unfunded credit commitments was reduced by a $100 credit to the provision for credit losses.

Impairment Losses on Securities

Impairment losses on securities (net of non-credit losses) were $49,000 in the 2010 nine month period compared to $726,000 in the 2009 nine month period. See note 2 to the consolidated financial statements appearing elsewhere herein for information regarding the securities on which impairment losses were recognized.

Commentary on Certain Other Investment Securities

U.S. Government-Sponsored Enterprises

Debt securities of U.S. Government-sponsored enterprises classified as available for sale, which amounted to $142.2 million at September 30, 2010, included obligations issued by FNMA, Freddie Mac, the Federal Home Loan Banks and the Federal Farm Credit Bank. None of these obligations is backed by the full faith and credit of the U.S. Government. As of September 30, 2010, all of the obligations were rated “AAA” and their estimated fair value exceeded their amortized cost by $1.0 million.

Mortgage-backed Securities and Collateralized Mortgage Obligations (“Mortgage Debt Securities”)

At September 30, 2010, mortgage-debt securities classified as available for sale and held to maturity amounted to $116.5 million and $87,000, respectively. At that date, all of the securities were issued by U.S. Government-sponsored enterprises, were rated “AAA” and their estimated fair value exceeded their amortized cost by $4.2 million.

Auction Rate Municipal Obligations

The auction rate municipal obligations owned by the Company are debt securities issued by county and state entities to be repaid from revenues generated by hospitals and student education loans. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction process typically ranges from 7 days to 35 days. The amount invested in such obligations was $3.4 million at September 30, 2010 and $3.7 million at December 31, 2009 and September 30, 2009. On October 4, 2010, $200,000 of the obligations were redeemed at par by an issuer.

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

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at September 30, 2010 was $3,155,000, or $245,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

In 2010 and 2009, the Company increased its investment in corporate obligations in order to diversify its investment portfolio and improve the overall yield on investments. As of September 30, 2010, most of the debt securities purchased mature in less than four years or have a variable rate of interest.

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments are segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At September 30, 2010, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The carrying value of PreTSL VI was $142,000 at September 30, 2010. Three of the issuers, representing 81% of the pool, have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in the first quarter of 2010. As of September 30, 2010, the fair value of this security was estimated to be $121,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The unrealized loss of $21,000 on this security was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the carrying value of the security.

The carrying value of PreTSL XXVIII was $955,000 at September 30, 2010 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $643,000 at that date. The unrealized loss on this security of $312,000 was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the carrying value of the security. The security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers in the pool represent more than 4% of the entire pool. Fifteen issuers representing approximately 23% of the remaining aggregate investment pool at September 30, 2010 either were in default or have deferred regularly scheduled interest payments at that date.

At September 30, 2010, the aggregate carrying value of other trust preferred securities owned by the Company was $3,353,000 and their aggregate estimated fair value was $3,024,000. The aggregate unrealized loss on these securities of $329,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Marketable Equity Securities

At September 30, 2010, the Company owned marketable equity securities with an estimated fair value of $408,000, including unrealized gains of $49,000 and unrealized losses of $7,000.

FHLB Stock

As a member of the FHLB, the Company is required to invest in FHLB stock in an amount based on its borrowing from the FHLB. At September 30, 2010, the Company’s $36.0 million investment in FHLB stock exceeded by $19.1 million its required investment at that date. Due to deterioration in its financial condition, the FHLB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. See note 3 to the consolidated financial statements appearing elsewhere herein for information about the financial condition and operating results of the FHLB.

Prepayment of Borrowings and Sales of Securities

In the 2010 third quarter, $15.9 million of borrowings from the FHLB with a weighted average interest rate of 4.24% and maturing within approximately ten months were prepaid resulting in a penalty of $555,000 and, in the same quarter, $12.0 million was re-borrowed from the FHLB at a weighted average interest rate of 0.93% and a weighted average life to maturity of 2.5 years. In the 2010 second quarter, $24 million of FHLB borrowings with a weighted average rate of 4.03%

and maturing within approximately one year were prepaid resulting in a penalty of $913,000 and, in the same quarter, $24 million was re-borrowed from the FHLB at a weighted average annual rate of 2.02% for 3.26 years.

In the 2009 second quarter, $13.5 million of borrowings from the FHLB with a weighted average rate of 4.95% and a remaining weighted average life to maturity of approximately seven months was prepaid. In the 2009 third quarter, $37.5 million of borrowings from the FHLB with a weighted average rate of 4.56% and a remaining average life to maturity of approximately four months was prepaid. Resulting penalties of $582,000 and $533,000 were charged to earnings in the 2009 second and third respective quarters.  Upon the prepayment in the 2009 third quarter, $17 million of new funds were borrowed from the FHLB for a period of three years at an annual rate of 2.06%. On an after tax basis, the penalties were substantially offset from gains resulting from the sale of debt securities discussed below.

Investment securities (primarily equity securities) were sold in the 2010 second quarter at a gain of $834,000. Mortgage-backed securities were sold in the 2009 second and third quarters at gains of $346,000 and $594,000, respectively. On an after tax basis, those gains primarily offset penalties incurred in the same periods from prepayment of FHLB borrowings.

Other Operating Highlights

Fees, Charges and Other Income. Fees, charges and other income remained relatively constant in the 2010 and 2009 quarters at $927,000 and $934,000, respectively, and in the 2010 and 2009 nine month periods at $2,885,000 and $2,838,000, respectively. As a result of recent overdraft legislation, overdraft fees declined and are expected to continue to decline prospectively. The amounts of decline, however, are not expected to have a significant effect on earnings.

Non-Interest Expense. Total non-interest expenses were $11.9 million in the 2010 third quarter compared to $11.1 million in the 2009 third quarter, an increase of 6.7%, and $35.6 million in the 2010 nine month period compared to $34.4 million in the 2009 nine month period, an increase of 3.4%. The increases resulted primarily from higher compensation and employee benefits due in part to added personnel in business banking and investment advisory services and higher bonus accruals, the opening of two new branches in June 2010, higher marketing expenses due in part to product promotions and higher professional fees related to corporate issues and initiatives, offset in part by lower FDIC insurance expense (2009 included a $1.1 million special assessment) and a reduction in loan collection related expenses.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four family	$1,241	$789
Home equity	135	407
Multi-family	964	935
Commercial real estate	—	2,000
Commercial loans - Eastern	2,683	1,915
Indirect automobile loans	121	187
Total non-accrual loans	5,144	6,233
Repossessed vehicles	562	1,024
Repossessed equipment	316	406
Total non-performing assets	$6,022	$7,663

Restructured loans on accrual	$7,396	$3,898

Allowance for loan losses	$30,362	$31,083

Allowance for loan losses as a percent of total loans	1.39%	1.44%
Non-accrual loans as a percent of total loans	0.23	0.29
Non-performing assets as a percent of total assets	0.23	0.29

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Of the restructured loans at September 30, 2010, $1,036,000 were loans originated by Eastern, $4,093,000 were one-to-four family mortgage loans and $2,267,000 were commercial real estate loans. Of the restructured loans at December 31, 2009, $3,242,000 were loans originated by Eastern and $656,000 were one-to-four family mortgage loans.

At September 30, 2010 and December 31, 2009, loans past due 90 days or more and still on accrual amounted to $3,183,000 and $8,673,000, respectively. The loans were comprised primarily of multi-family and commercial real estate mortgage loans calling for regular principal and interest payments at amounts that would generally result in the full payment of the loans over twenty to twenty five years even though the maturity date of the loans was set to occur earlier. After the maturity date, the borrowers continued to make their regular principal and interest payments as if their loans had been renewed when, in fact, the renewals had not yet taken place. We expect these loans to be paid in full or renewed without any loss.

Non-accrual loans at September 30, 2010 included five one-to-four family mortgage loans, two home equity loans and two multi-family mortgage loans. These loans were generally adequately secured by the estimated values of the underlying properties. Any potential loss exposure should repossession and disposition of the underlying properties become necessary is not expected to be significant and has been recognized through the establishment of reserves included in the allowance for loan losses. See the subsection “Provision for Credit Losses” appearing elsewhere herein for information about delinquencies and charge-offs relating to the auto and Eastern loan portfolios.

In addition to identifying non-performing loans, the Company identifies loans that are categorized as “impaired” pursuant to U.S. generally accepted accounting principles. Impaired loans, which included all loans on non-accrual and all restructured loans, amounted to $12.5 million at September 30, 2010, $12.1 million at June 30, 2010 and $10.2 million at December 31, 2009, respectively. Specific reserves of $585,000, $878,000 and $1,043,000 existed on impaired loans at those respective dates.

Classified loans include all impaired loans and certain other loans. At September 30, 2010, there were loans of $8.0 million classified Special Mention, $12.8 million classified Substandard and $224,000 classified Doubtful. There were specific reserves of $1,035,000 on such loans. At December 31, 2009, there were loans of $7.6 million classified Special Mention, $11.6 million classified Substandard and $673,000 classified Doubtful. There were specific reserves of $1,493,000 on such loans. Deterioration in local economic conditions could cause some of the Company’s borrowers to experience difficulty in meeting their loan obligations, resulting in a higher level of non-performing loans in the future.

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

At September 30, 2010, interest-earning assets maturing or repricing within one year amounted to $1.107 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.425 billion, resulting in a cumulative one year negative gap position of $318 million, or 12.0% of total assets. At December 31, 2009, the Company had a negative one year cumulative gap position of $352 million, or 13.5% of total assets. The change in the cumulative one year gap position from the end of 2009 resulted primarily from a $82 million increase in deposits and a $122 million decrease in borrowed funds maturing within one year at September 30, 2010 compared to December 31, 2009.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2010 amounted to $374.2 million and the Company had the capacity to increase that amount to approximately $707.7 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2010, such assets amounted to $68.9 million, or 2.6% of total assets.

At September 30, 2010, Brookline Bank exceeded all regulatory capital requirements. The Bank’s Tier I capital was $403.5 million, or 15.7% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)   The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

July 1 through September 30, 2010	—	$—	2,195,590	4,804,410

(1)         On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At September 30, 2010, 304,410 shares authorized under this program remained available for repurchase.

(2)         On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At September 30, 2010, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)         On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At September 30, 2010, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

Exhibit 101

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 4, 2010	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer