Form 10-K
period 2010-12-31
BROOKLINE BANCORP INC
filed 2011-02-25
CIK 1049782

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2010,
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12-b of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The number of shares of common stock held by nonaffiliates of the registrant as of February 23, 2011 was 58,647,234 for an aggregate market value of $609.9 million. This excludes 424,422 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

         At February 23, 2011, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 64,445,389 and 59,071,656, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders dated March 17, 2011 are incorporated by reference into Part III.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2010 FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements made by or on behalf of the Company.

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

        Forward-looking statements, implicitly and explicitly, include assumptions underlying the statements. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company's actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, market acceptance of the Company's pricing, products and services, and changes in accounting policies and practices, as may be adopted by bank regulatory agencies and the Financial Accounting Standards Board.

        Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties, including those discussed under Item 1A. "Risk Factors" herein. The statements are representative only as of the date they are made and the Company undertakes no obligation to update any forward-looking statements.

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

        On April 13, 2006, the Company increased its ownership interest in Eastern Funding LLC ("Eastern Funding") from approximately 28% to 87% through a payment of $16.6 million in cash, including transaction costs. The acquisition added $115 million to the Company's assets, $108 million of which were loans. Eastern Funding specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater New York/New Jersey metropolitan area and in other locations throughout the United States of America. The acquisition has enabled the Company to originate high yielding loans to small business entities. For additional information about the acquisition, see note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

        The Company expects to complete the acquisition of First Ipswich Bancorp ("First Ipswich") on February 28, 2011 through payment of approximately $19.7 million in cash. At December 31, 2010, First Ipswich had total assets of $270 million, including $206 million of loans, liabilities of $256 million, including $220 million of deposits, and stockholders' equity of $14 million. In connection with the acquisition, First Ipswich will be merged into the Company and the Company will cease being a savings and loan company and become a bank holding company as a result of owning and operating two separate depository institutions, Brookline and First National Bank of Ipswich ("First National").

        First National, which is a wholly-owned subsidiary of First Ipswich, is a full service commercial bank with six banking offices serving individuals and businesses on the north shore of Eastern Massachusetts and the Boston metropolitan area. The acquisition will expand the presence of the Company into a new market area and provide First National with resources that will enable it to offer more products to individuals and businesses in its market place. For additional information about the acquisition, see note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

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

        Brookline Securities Corp. ("BSC") is a wholly-owned subsidiary of the Company and BBS Investment Corp. ("BBS") and Longwood Securities Corp. ("Longwood") are wholly-owned subsidiaries of Brookline. These companies were established as Massachusetts security corporations for the purpose of buying, selling and holding investment securities on their own behalf and not as a broker. The income earned on their investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Company and Brookline. At December 31, 2010, BSC, BBS and Longwood had total assets of $40.5 million, $271.7 million and $17.3 million, respectively, of which $37.4 million, $270.2 million and $16.6 million, respectively, were in investment securities and short-term investments.

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

Market Area and Credit Risk Concentration

        As of December 31, 2010, Brookline operated twenty full-service banking offices in Brookline, Medford and adjacent communities in Middlesex County, Norfolk County and Suffolk County in

Massachusetts. With the acquisition of First Ipswich, the Company will also be operating in Essex County in Massachusetts.

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

        Since 2006, we hired several officers with extensive experience in originating commercial loans for working capital and other business-related purposes. Brookline is concentrating such lending to companies located primarily in Massachusetts. As with commercial real estate mortgage loans, commercial business loans involve greater credit risk.

        Loans originated by Eastern Funding generally earn higher yields of interest because the borrowers are typically small businesses with limited capital. For this reason, however, the loans involve greater credit risk.

        Brookline's lending activities also include the origination of residential mortgage loans. For several years, market value prices for residential properties rose significantly, but more recently, residential property market values have declined.

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

        In 2003, we commenced originating indirect automobile loans. In general, the success of lending in this business segment depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, our loan portfolio is not classified as "subprime lending". Most of our loans are originated through automobile dealerships in Massachusetts, Connecticut, Rhode Island and New Hampshire. Due to rising delinquencies and charge-offs, as well as deteriorating trends in the economy and the auto industry, we took steps in the second half of 2007 and thereafter to tighten our underwriting criteria. As auto industry sales plummeted in a weakening economic environment, the volume of loan originations declined in 2009 and 2010.

Economic Conditions and Governmental Policies

        Repayment of multi-family and commercial real estate loans made by the Company generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of commercial loans and Eastern Funding loans generally is dependent on the demand for the borrowers' products or services and the ability of the borrower to compete and operate on a profitable basis. Repayment of residential mortgage loans, home equity loans and indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan portfolio, therefore, is greatly affected by the economy.

        Major employers in the greater Boston metropolitan area include numerous institutions of higher learning, medical care and research centers, significant mutual fund investment companies and high technology companies. Due to a weakened economy in the past few years, unemployment rose in Massachusetts. While the rate of unemployment is not as high as in other parts of the United States, it is nonetheless elevated in relation to economic trends. Should the number of employees in the industries mentioned decline or if total unemployment in eastern Massachusetts remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.

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

        The rate setting actions of the Federal Open Market Committee of the Federal Reserve System have a significant effect on the Company's operating results and the level of growth in its loans and deposits. For information about rate setting actions over the past few years, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Economic Environment,—Financial Condition and—Operating Results" appearing elsewhere herein.

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

Personnel

        As of December 31, 2010, the Company had 245 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") made extensive changes in the regulation of federal savings banks such as the Bank. Under the Dodd-Frank Act, the OTS will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company, will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to an institution's principal regulator, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their principal federal regulator rather than the Consumer Financial Protection Bureau.

        In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations can not yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

Federal Banking Regulation

        Business Activities.    A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities brokerage. The Dodd-Frank Act authorizes the payment of interest on commercial demand deposits effective July 1, 2011.

        Capital Requirements.    OTS regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

        The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser's recourse against the savings bank. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary.

        At December 31, 2010, the Bank's capital exceeded all applicable requirements.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, the Bank was in compliance with the loans-to-one borrower limitations.

        Qualified Thrift Lender Test.    As a federal savings bank, the Bank must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, the Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12 month period. "Portfolio assets" generally means total assets of a federal savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the bank's business.

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

        A federal savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners' Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2010, the Bank maintained 67.5% of its portfolio assets in qualified thrift investments.

        Capital Distributions.    OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank's capital account. A federal savings bank must file an application for approval of a capital distribution if:

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

        Community Reinvestment Act and Fair Lending Laws.    All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income borrowers. In conducting an examination of a federal savings bank, the OTS is required to assess the bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent examination conducted by the OTS.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act (the "FRA") and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. The term "affiliates" for these purposes generally means any company that controls or is under common control with an insured depository institution. The Company and its non-savings bank subsidiary are affiliates of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OTS regulations prohibit a bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

        The Bank's authority to extend credit to its directors, executive officers and 10% or higher shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit to insiders must be approved by the Bank's board of directors.

        Enforcement.    The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties" which includes officers, directors, stockholders and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

        The Office of the Comptroller of the Currency will assume the OTS' enforcement authority over the Bank as part of the Dodd-Frank Act regulatory restructuring.

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

        Generally, the OTS is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized" within specific timeframes. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". In addition, numerous mandatory supervisory actions become immediately applicable to the bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. Any holding company for a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the bank's assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At December 31, 2010, the Bank met the criteria for being considered "well-capitalized."

        Insurance of Deposit Accounts.    The bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC, previously up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, in view of the recent economic crisis, the FDIC temporarily increased the deposit insurance available on all deposit accounts to $250,000. The Dodd-Frank Act made that level of coverage permanent. In addition, certain non-interest-bearing transaction accounts maintained with financial institutions are fully insured regardless of the dollar amount until December 31, 2012. See "Temporary Liquidity Guarantee Program" appearing elsewhere herein.

        The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution's deposits. On December 22, 2008, the FDIC issued a final rule that raised the deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that alters the way it calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

        Under the rule, the FDIC first establishes an institution's initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution's levels of unsecured debt, secured liabilities and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution's deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits.

        The FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $6,184,000 for the Bank. The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment plus an additional three basis points. In addition, each institution's base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and will be amortized to expense over three years.

        Most recently, the Dodd-Frank Act required the FDIC to revise its assessment procedures to base it on average total assets less tangible capital, rather than deposits. The FDIC has issued a final rule that will implement that directive effective April 1, 2011.

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

        Temporary Liquidity Guarantee Program.    On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This program has two components. One component guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009, subsequently extended to October 31, 2009. The guarantee remains in effect until June 30, 2012, or the extended date of December 31, 2012. In return for the guarantee, participating institutions pay the FDIC a fee based on the amount and maturity of the debt. The Bank opted not to participate in this component of the program.

        The other component of the program provides full federal deposit insurance coverage for non interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, later extended to December 31, 2010. We opted to participate in this component of the Temporary Liquidity Guarantee Program.

        The Dodd-Frank Act extended unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012, with no opt out option.

        U.S. Treasury 's Troubled Asset Relief Program Capital Purchase Program.    The Emergency Economic Stabilization Act of 2008 provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program ("CPP"), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

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

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount ranging from 3.0% to 4.5% of its borrowings from the FHLB, depending on the maturity of individual borrowings. As of December 31, 2010, the Bank was in compliance with this requirement.

Federal Reserve System

        The Federal Reserve Board regulations require federal savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2010, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Savings and Loan Holding Company Regulation

        The Company is a Delaware-chartered savings and loan holding company subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings bank subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank. Pursuant to the Dodd-Frank regulatory restructuring, the OTS' authority over savings and loan holding companies will be transferred to the Federal Reserve Board. That will occur on July 21, 2011, subject to a possible six month extension.

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

        Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

        The Dodd-Frank Act also extends the "source of strength" doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the "source of strength" policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        Bank Holding Company Regulation. As noted elsewhere in this Annual Report on Form 10-K, the Company has entered into an agreement to acquire First Ipswich Bancorp, and its subsidiary bank, First National Bank of Ipswich. Upon consummation of the acquisition, it is expected that First National Bank of Ipswich would be held as a separate subsidiary of the Company. The Company would then control both a federal savings bank (the Bank), and a national bank. Under federal law, a company that controls both a Federal savings bank and a national bank is regulated as a bank holding company rather than as a savings and loan holding company. The regulation of bank holding companies is therefore summarized below.

        Bank holding companies are subject to comprehensive regulation and examination by the Federal Reserve Board. A bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In evaluating such applications, the Federal Reserve Board considers a variety of financial, managerial, and competitive factors and the convenience and needs of the communities involved.

        Bank holding companies are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks or providing services for its subsidiaries. The principal exceptions involve certain nonbanking activities which, by statue or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities includes, among others, operating a savings association, mortgage company, finance company, credit card company, or factoring company; performing certain data processing operations providing certain investment and financial advice; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

        The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet certain management, capital, and other criteria to choose to become a "financial holding company" and thereby engage in a broader array of financial activities including insurance underwriting and investment banking.

        The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. That expresses the view that a bank holding company should pay cash dividends only to the extent that the company's net income is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as undercapitalized with the meaning of the prompt corrective action regulations.

        The Federal Reserve Board has established consolidated capital requirements, for bank holding companies that are structured similarly to, but have been somewhat less stringent than, the capital requirements for FDIC-insured institutions themselves. The Dodd-Frank Act requires the Federal Reserve to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations, when finalized, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, from tier 1 holding company capital.

        A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with the Federal Reserve Board. That requirement does not apply to bank holding companies that are 'well-capitalized," received one of the two highest examination ratings at their last examination, and are not the subject of any unresolved supervisory issues.

        Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, in times of financial distress. The Dodd-Frank Act contained provisions codifying the source of strength doctrine and requiring the promulgation of regulations.

        Depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any FDIC-insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss.

Other Regulations

        Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

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

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

  •
  The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

  •
  The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal control over financial reporting, they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal control over financial reporting, and they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been changes in the Company's internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

        The federal income tax returns filed by the Company during the past four years remain open for review by the Internal Revenue Service.

        Method of Accounting.    For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and uses a fiscal year ending December 31 for filing its consolidated federal income tax returns.

        Taxable Distributions and Recapture.    Bad debt reserves created prior to November 1, 1988 are subject to recapture into taxable income should the Bank make certain non-dividend distributions or cease to maintain a bank charter. At December 31, 2010, the Bank's total federal pre-1988 reserve was $1.8 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

        Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Recent tax legislation allows net operating losses incurred in 2008 or 2009 to be carried back up to five years. Additionally, for the alternative minimum tax, losses incurred in 2008 or 2009 would be able to fully offset alternative tax income when utilized. At December 31, 2010, the Company had no net operating loss carry forward for federal income tax purposes.

        Corporate Dividends-Received Deduction.    The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

        The Company and the Bank were subject to an annual excise tax imposed by the Commonwealth of Massachusetts equal to 10.5% of their taxable income in 2009 and 10.0% of their taxable income in 2010. The rate will drop to 9.5% and 9.0% for the Company's tax years beginning January 1, 2011 and January 1, 2012, respectively. Combined reporting by the Company and the Bank became permissible under Massachusetts statutes for taxable calendar years commencing in 2009. Massachusetts taxable income is defined as federal taxable income subject to certain modifications. Through the fiscal year ended December 31, 2008, the modifications allowed as a deduction from taxable income an amount equal to 95% of dividend payments received from subsidiaries and deductions for certain expenses allocated to federally tax exempt obligations. Commencing January 1, 2009, dividend payments by the Bank to the Company are not taxable to the extent the dividends are a distribution of earnings generated after the year ended December 31, 2008.

        The investment subsidiaries of the Company and the Bank are not subject to the corporate excise tax, but instead are taxed on their gross income at a rate of 1.32%. Each investment subsidiary files a separate annual tax return.

        Eastern Funding is a limited liability company and, accordingly, it does not pay federal or state income taxes. Instead, the owners of Eastern Funding must include in their taxable income their proportionate share of Eastern Funding's taxable earnings. Such earnings are apportioned to the states in which the income was derived. Brookline reports its share of Eastern Funding's taxable income in tax returns that are filed with New York State, the City of New York and five other states. Tax rates range from 7.00% to 10.84% on the taxable income apportioned to the states and the City of New York.

Access to Information

        The Company's common stock is listed on the NASDAQ under the symbol "BRKL". The Company's internet address is www.brooklinebank.com. The Company makes available on or through its internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Press releases are also maintained on the Company's website. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Item 1A.    Risk Factors

Changes to Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition.

        The Company makes most of its earnings based on the difference between interest it earns and interest it pays. This difference is called the "interest spread." The Company earns interest on loans and, to a much lesser extent, on securities and short-term investments. These are called "interest-earning assets." The Company pays interest on most forms of deposits and on funds it borrows from other sources. These are called "interest-bearing liabilities."

        The Company's interest spread can change depending on when interest rates earned on interest-earning assets change and when interest rates paid on interest-bearing liabilities change. Some rate changes occur while these assets or liabilities are still on the Company's books. Other rate changes occur when these assets or liabilities mature and are replaced by new interest-earning assets or interest-bearing liabilities at different rates. It may be difficult to replace interest-earning assets quickly, since customers may not want to borrow money when interest rates are high, or the Company may not be able to make loans that meet its lending standards. The Company's interest spread may also change based on the mix of interest-earning assets and interest-bearing liabilities.

        The Company's interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets than it is for its interest-bearing liabilities. For example, if interest rates go down, the Company will earn less on some of its interest-earning assets while it is still locked into paying higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, the Company might have to pay more on some of its interest-bearing liabilities while it is still locked in to receiving lower rates on some of its interest-earning assets.

        While the Company manages this risk using different techniques, future fluctuations in interest rates could have a significant effect on its operating results.

Achievement of our Goal to Grow Our Commercial Real Estate and Commercial Loan Portfolios Will Increase Our Exposure to Credit Risk.

        Our goal is to grow our commercial real estate and commercial loan portfolios. These segments, which are already a significant part of our loan portfolio, normally generate higher interest yields but also pose greater risk to credit losses than from other loan segments. Achievement of our goal will increase the credit risk associated with our loan portfolio.

        Repayment of commercial real estate and commercial loans depends on the financial condition of borrowers and the effect the economy can have on the borrowers' business. Deterioration in economic conditions could cause vacancy rates in properties financed by the Company to rise resulting in a decline in cash flows available to service debt obligations and in the value of the properties securing the loans.

        Most of the commercial loans made by the Company are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors.

Geographic Concentration of Our Loans May Increase Our Exposure to Credit Losses.

        Much of the Company's business is concentrated in the greater Boston metropolitan area and eastern Massachusetts. Our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in those market areas. While the economy in these market areas has performed better than in other geographic areas, unemployment is nonetheless elevated in relation to historic trends. Continued weakened economic conditions caused by recession, unemployment, inflation, a decline in real estate values or other factors beyond our control could adversely affect the ability of borrowers to service their debt obligations and result in higher loan losses and lower net income.

Declining Real Estate Values Could Increase Our Loan Losses.

        Much of our loan portfolio is secured by commercial and residential real estate located in the geographic market areas where we conduct our business. Over the past few years, real estate values have declined, thus increasing the possibility of becoming inadequately secured and exposed to greater risk of loss if borrowers no longer can service their debt obligations. Continuation of existing real estate values or further erosion of such values could result in higher loan losses and lower net income.

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease.

        The Company is exposed to the risk that customers will not be able to repay their loans. This risk is inherent in the lending business. There is also the risk that the customers' collateral will not be sufficient to cover the balance of their loans, as underlying collateral values fluctuate with market changes.

        The Company maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. While the Company seeks to use the best available information to make its evaluations, and at December 31, 2010, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors. The occurrence of these events could require additions to our allowance for loan losses and decrease our net income.

        Our goal of growing commercial real estate and commercial loans will expose us to greater credit risk and will likely require us to add to our allowance for loan losses by further charges to net income.

The Cost of Acquisitions and Other Growth Initiatives Could Have an Adverse Effect on Earnings.

        On February 28, 2011, the Company expects to acquire First Ipswich. (See note 2 of the Notes to the Consolidated Financial Statements appearing elsewhere herein for information about the acquisition.) Additionally, in recent years, the Company has recruited experienced loan officers to expand commercial business lending and, in 2009 and 2010, recruited personnel to expand cash management services and to offer investment advisory services.

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

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition.

        The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors and borrowers, not stockholders.

        Banking laws and rules can change at any time. The government agencies responsible for supervising the Company's business can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

        Changes in state and federal tax laws can make our business less profitable. Changes in the accounting rules we are required to follow may also make us less profitable. Changes in the government's economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

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

        The occurrence of any systems failure, interruption or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        At December 31, 2010, the Bank conducted its business from its main office located in Brookline, nineteen other banking offices located in Brookline, Medford and adjacent communities in Middlesex, Norfolk and Suffolk counties in Massachusetts, an operations center of the Bank, two administration offices in Brookline and an office in Newton, Massachusetts used to conduct the Bank's auto lending business. In addition to its main office, the Bank owns three of its banking offices and leases all of its other locations. It also has two remote ATM locations, one of which is leased. Eastern Funding conducts its business from leased premises in New York, New York. See "Lease Commitments" under note 13 of the Notes to Consolidated Financial Statements appearing elsewhere herein, for information regarding the Company's lease commitments at December 31, 2010.

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of holders of common stock as of February 23, 2011 was 2,235. Market prices for the Company's common stock and dividends paid per quarter during 2010 and 2009 follow.

	Market Prices
			Dividend Paid Per Share
	High	Low
2010
First Quarter	$11.13	$9.25	$0.085
Second Quarter	11.63	8.63	0.085
Third Quarter	10.22	8.70	0.085
Fourth Quarter	11.31	9.34	0.085
2009
First Quarter	$10.74	$7.57	$0.285
Second Quarter	11.00	9.03	0.085
Third Quarter	12.50	9.07	0.085
Fourth Quarter	10.18	9.10	0.085

Five Year Performance Comparison

        The following graph compares total shareholder return on the Company's common stock over the last five years with the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion. Index values are as of December 31 of each of the indicated years.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Brookline Bancorp, Inc.	100.00	97.99	80.51	90.72	89.11	100.89
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL New England Thrift	100.00	130.32	107.99	113.65	108.14	110.86
SNL Thrift $1B - $5B	100.00	115.02	89.72	76.54	64.25	71.36

        The graph assumes $100 invested on December 31, 2005 in each of the Company's common stock, the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion. The graph also assumes reinvestment of all dividends.

(b)
Not applicable.

(c)
The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)(2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Programs(1)(2)(3)
October 1 through December 31, 2010	—	—	2,195,590	4,804,410

(1)
On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company's common stock. Prior to October 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At December 31, 2010, 304,410 shares authorized under this program remained available for repurchase.

(2)
On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company's common stock. At December 31, 2010, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)
On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company's common stock. At December 31, 2010, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,720,542	$2,615,884	$2,613,005	$2,418,510	$2,373,040
Loans	2,253,538	2,164,295	2,105,551	1,890,896	1,792,062
Allowance for loan losses	29,695	31,083	28,296	24,445	23,024
Debt securities:
Available for sale	304,108	291,414	291,162	280,000	332,571
Held to maturity	—	112	161	189	233
Marketable equity securities	432	1,609	1,177	4,051	2,675
Goodwill and identified intangible assets	45,112	46,336	47,824	48,879	50,893
Deposits (excluding brokered deposits)	1,810,899	1,633,687	1,327,844	1,250,337	1,210,206
Brokered deposits	—	—	26,381	67,904	78,060
Borrowed funds and subordinated debt	388,569	468,766	737,418	555,023	475,898
Stockholders' equity	495,443	487,317	493,869	518,708	582,893
Non-performing loans	7,463	6,233	6,059	2,730	900
Non-performing assets	8,166	7,663	8,195	5,399	1,959

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operating Data:
Interest income	$130,109	$139,059	$143,661	$145,542	$132,650
Interest expense	34,567	53,756	68,995	73,462	62,471

Net interest income	95,542	85,303	74,666	72,080	70,179
Provision for credit losses	3,796	9,780	11,289	6,882	2,549

Net interest income after provision for credit losses	91,746	75,523	63,377	65,198	67,630
Gains (losses) on sales of securities, net	834	1,985	(214)	47	558
Losses on impairment of securities, net	(49)	(744)	(2,635)	—	—
Penalty from prepayment of borrowed funds	(1,468)	(2,292)	—	—	—
Other non-interest income	3,921	3,807	4,097	4,296	3,292
Amortization of identified intangible assets	(1,224)	(1,488)	(1,751)	(2,014)	(2,234)
Other non-interest expense	(46,963)	(43,643)	(41,164)	(38,169)	(34,635)

Income before income taxes	46,797	33,148	21,710	29,358	34,611
Provision for income taxes	19,156	13,413	8,489	11,241	13,459

Net income	27,641	19,735	13,221	18,117	21,152
Less net income attributable to noncontrolling interest in subsidiary	769	535	371	375	340

Net income attributable to Brookline Bancorp Inc.	$26,872	$19,200	$12,850	$17,742	$20,812

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets	1.01%	0.73%	0.51%	0.75%	0.89%
Return on average stockholders' equity	5.45	3.94	2.56	3.23	3.53
Interest rate spread(1)	3.36	2.82	2.32	2.12	2.14
Net interest margin(1)	3.71	3.34	3.10	3.16	3.13
Dividend payout ratio	73.91	163.64	336.36	246.67	217.65
Capital Ratios:
Stockholders' equity to total assets at end of year	18.21%	18.63%	18.90%	21.45%	24.56%
Tier 1 core capital ratio at end of year(2)	15.42	15.64	16.47	18.03	19.39
Asset Quality Ratios:
Non-performing assets as a percent of total assets at end of year	0.30%	0.29%	0.31%	0.22%	0.08%
Allowance for loan losses as a percent of loans at end of year	1.32	1.44	1.34	1.29	1.28
Per Share Data:
Basic earnings per common share	$0.46	$0.33	$0.22	$0.30	$0.34
Diluted earnings per common share	$0.46	$0.33	$0.22	$0.30	$0.34
Number of shares outstanding at end of year (in thousands)(3)	59,072	59,031	58,373	57,990	61,584
Dividends paid per common share	$0.34	$0.54	$0.74	$0.74	$0.74
Book value per common share at end of year	$8.39	$8.26	$8.46	$8.94	$9.47
Tangible book value per common share at end of year	$7.62	$7.47	$7.64	$8.10	$8.64
Market value per common share at end of year	$10.85	$9.91	$10.65	$10.16	$13.17

(1)
Calculated on a fully-taxable equivalent basis. In 2009, excluding interest income of $1,614 (in thousands) due to the payoff of a loan on which there was unaccreted discount, interest rate spread and net interest margin would have been 2.76% and 3.28%, respectively.

(2)
This regulatory ratio relates only to Brookline Bank.

(3)
Common stock issued less treasury stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic Environment

        Since the second half of 2008, the national economy has been in a recessionary mode and the rate of unemployment has exceeded 9%. While the economy in Massachusetts and, in particular, the greater Boston metropolitan area has remained relatively stable, unemployment nonetheless rose to levels not seen in over the past thirty years. The deterioration in the economy made it difficult for some of the Company's loan customers to make their loan payments and, as a result, the Company experienced loan losses that were higher than historic levels, particularly in its auto and Eastern loan portfolios.

        While there have been signs recently that the economy has started to gradually improve, we expect the operating environment in 2011 to remain challenging. The volume of loan originations and loan losses will depend, to a large extent, on how the economy functions.

        Loan and deposit growth is also greatly influenced by the rate setting actions of the Federal Open Market Committee (the "FOMC") of the Federal Reserve System. The FOMC lowered the rate for overnight federal fund borrowings between banks dramatically from 5.25% in September 2007 to a target range between zero and 0.25% in December 2008, the rate currently in effect. In 2009 and 2010, the unusually low interest rate environment had a significant effect on deposit flows and yields earned on investments and loans. Rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or to service their existing debt.

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

Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions for loan losses charged to operating earnings. Loan losses are charged off in the period loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.

        Management evaluates the adequacy of the allowance on a quarterly basis and reviews its conclusion as to the amount to be established with the Executive Committee and the Audit Committee. The Executive Committee is comprised of four independent directors of the Board of Directors and the Audit Committee is comprised of four other independent directors.

        See note 7 of the Notes to Consolidated Financial Statements presented elsewhere herein for additional information on how management determines the balance of the allowance for loan losses for each segment and class of loans.

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

        Goodwill impairment testing was performed for the Company and Eastern Funding. The annual goodwill impairment test of the Company was performed as of November 30, 2010, using the quoted market price of the Company's common stock as of that date. On that basis, we determined that the fair value of the Company was in excess of its carrying value.

        We also performed our annual goodwill impairment test of Eastern Funding as of November 30, 2010. Due to the absence of a quoted market price, the following factors were evaluated to determine whether the goodwill related to Eastern Funding had been impaired: Eastern Funding's operating performance since our acquisition of a controlling interest in April 2006, the soundness of Eastern Funding's business fundamentals, Eastern Funding's projected operating results for the next five years, the acquisition premium that a willing buyer would have to pay for the Company to recover its investment in Eastern Funding and the present value of projected cash flows. Based on our evaluation of those factors, we concluded there was no indication of goodwill impairment.

Investment Securities

        Securities classified as available for sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Debt securities that we have the positive intent and ability to hold to maturity are classified as "held to maturity" and are carried at amortized cost.

        The market values of our securities, particularly our fixed rate securities, are affected by changes in market interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. On a quarterly basis, we review and evaluate fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If we deem any decline to be other than temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if we intend to sell the debt security prior to recovery or it is more-likely-than-not that we will have to sell the debt security prior to recovery. If, however, we do not intend to sell the debt security or we conclude that it is more-likely-than-not that we will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on our best estimate of cash flows expected to be collected.

        Impairment losses charged to earnings in 2010, 2009 and 2008 were $49,000, $744,000 and $2,635,000, respectively.

Financial Condition

        The Company's financial condition as of December 31, 2010, December 31, 2009 and December 31, 2008 included the following highlights:

  •
  Loan growth (excluding deferred loan origination costs) of $89.5 million (4.2%) in 2010 and $60.8 million (2.9%) in 2009

  •
  Deposit growth (excluding brokered deposits) of $177.2 million (10.8%) in 2010 and $305.8 million (23.0%) in 2009

  •
  Non-performing assets of $8.2 million (0.30% of total assets) at December 31, 2010 compared to $7.7 million (0.29%) at December 31, 2009 and $8.2 million (0.31%) at December 31, 2008

  •
  Allowance for loan losses of $29.7 million (1.32% of total loans) at December 31, 2010 compared to $31.1 million (1.44%) at December 31, 2009 and $28.3 million (1.34%) at December 31, 2008

  •
  Reduction in borrowed funds and subordinated debt to $388.6 million at December 31, 2010 from $468.8 million at December 31, 2009 and $737.4 million at December 31, 2008

  •
  Stockholders' equity of $495.4 million (18.2% of total assets) at December 31, 2010 compared to $487.3 million (18.6%) at December 31, 2009 and $493.9 million (18.9%) at December 31, 2008

        Total assets grew $104.7 million (4.0%) in 2010, $89.5 million of which resulted from growth in the loan portfolio (excluding deferred loan origination costs). Of the loan growth, $64.7 million occurred in the fourth quarter, an annualized rate of growth of 11.9%. Total assets grew $2.9 million (0.1%) in 2009. The growth was modest because loan growth of $58.7 million, which included reductions in the auto loan portfolio ($56.2 million) and residential mortgage loan portfolio ($26.1 million), was mostly offset by a $50.2 million reduction in short-term investments. The balance of short-term investments was reduced because the average yield earned on such investments became unattractive, declining from 2.60% in 2008 to 0.38% in 2009. The decline in auto loans outstanding was attributable to the lower volume of sales experienced by auto manufacturers which led to lower loan origination opportunities. Due to more aggressive competitor pricing, we decided to reduce our origination of residential mortgage loans.

        Commercial real estate loans grew $85.8 million (9.4%) in 2010 and $97.7 million (11.9%) in 2009 due in part to changes in the competitive landscape. Some of the market participants who previously were lenient in their underwriting reduced their origination activity as they began to experience higher levels of non-performing loans and loan losses. This development resulted in more rational market conditions and enabled us to compete more effectively for quality commercial real estate loans.

        Commercial loans grew $46.2 million (15.6%) in 2010 and $34.2 million (13.0%) in 2009. The increases resulted from the hiring of experienced commercial lenders and growth of the Eastern Funding loan portfolio.

        Despite a weak economy, non-performing assets remained modest in relation to total assets and net charge-offs declined from $7.7 million in 2008 to $7.1 million in 2009 and $5.2 million in 2010.

        Total transaction deposit accounts increased $218.8 million (27.3%) in 2010 and $258.4 million (47.7%) in 2009 and certificates of deposit declined $41.6 million (5.0%) in 2010 and increased $47.4 million (6.0%) in 2009. Certificates of deposit comprised 43.7% of total deposits at December 31, 2010 compared to 51.0% at December 31, 2009 and 59.2% at December 31, 2008 (excluding brokered deposits). We believe the growth in deposits was due in part to expansion of our cash management capabilities, more effort in seeking deposits from existing customer relationships and the desire of certain depositors to place their funds in financial institutions with strong capital. A significant decline in rates offered on deposits was a contributing reason for the shift in the mix of deposits as depositors chose to place funds in more liquid accounts.

        Much of the influx of deposits in 2010 and 2009 was used to pay off borrowings from the FHLB and $26.4 million of brokered deposits which existed at December 31, 2008.

Operating Results

        Highlights from the results of operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 were as follows:

  •
  An increase in net interest income of $10.2 million (12.0%) in 2010 compared to 2009 and $10.4 million (13.9%) in 2009 compared to 2008. Excluding $1,614,000 of interest income in 2009 from the payoff of a loan on which there was unaccreted discount, the rates of increase in net interest income would have been 14.2% and 12.1%, respectively.

  •
  Improvement in net interest margin to 3.71% in 2010 from 3.34% in 2009 and 3.10% in 2008. Excluding the $1,614,000 of interest income mentioned above, net interest margin would have been 3.28% in 2009.

  •
  A reduction in the provision for credit losses to $3.8 million in 2010 from $9.8 million in 2009 and $11.3 million in 2008.

  •
  No dividend income on FHLB stock in 2010 and 2009 compared to $1,221,000 in 2008.

  •
  A special assessment of $1,102,000 for FDIC deposit insurance charged to expense in 2009.

  •
  Penalties from prepayment of funds borrowed from the FHLB of $1,468,000 in 2010, $2,292,000 in 2009 and none in 2008.

  •
  Gains (losses) from the sale of securities of $834,000 in 2010, $1,985,000 in 2009 and ($214,000) in 2008.

  •
  Impairment losses on securities, net of non-credit losses, of $49,000 in 2010, $744,000 in 2009 and $2,635,000 in 2008.

  •
  Professional fees of $587,000 ($562,000 on an after-tax basis, or $0.01 per share) incurred in the 2010 fourth quarter related to the pending acquisition of First Ipswich.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

        The following table sets forth information about the Company's average balances, interest income and rates earned on interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for 2010, 2009 and 2008. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Year ended December 31,
	2010			2009			2008
	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost	Average balance	Interest(1)	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$60,007	$100	0.17%	$87,193	$328	0.38%	$98,169	$2,556	2.60%
Debt securities(2)	300,862	7,624	2.53	288,265	10,621	3.68	296,334	13,914	4.70
Equity securities(2)	37,395	60	0.16	37,617	128	0.34	34,914	1,497	4.29
Commercial real estate loans(3)(4)	940,464	50,372	5.36	878,480	50,088	5.70	761,531	46,511	6.11
Commercial loans(3)	310,760	21,454	6.90	276,142	19,560	7.08	253,375	19,896	7.85
Auto loans(3)	553,929	32,492	5.87	587,010	37,611	6.41	612,564	39,443	6.44
Consumer loans(3)	373,207	18,046	4.84	398,702	20,788	5.21	363,690	20,143	5.54

Total interest-earning assets(4)	2,576,624	130,148	5.05%	2,553,409	139,124	5.45%	2,420,577	143,960	5.95%

Allowance for loan losses	(30,617)			(29,116)			(25,554)
Non interest-earning assets	109,736			106,844			102,005

Total assets	$2,655,743			$2,631,137			$2,497,028

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$107,713	152	0.14%	$90,490	168	0.19%	$83,868	229	0.27%
Savings accounts	103,752	814	0.78	91,622	928	1.01	88,105	1,205	1.37
Money market savings accounts	610,253	6,546	1.07	381,746	5,711	1.50	255,468	6,158	2.41
Certificates of deposit	792,451	13,908	1.76	843,174	23,785	2.82	791,889	31,853	4.02

Total deposits (excluding brokered deposits)(5)	1,614,169	21,420	1.33	1,407,032	30,592	2.17	1,219,330	39,445	3.24
Brokered deposits	—	—	—	7,908	425	5.36	40,922	2,208	5.40

Total deposits	1,614,169	21,420	1.33	1,414,940	31,017	2.19	1,260,252	41,653	3.31
Borrowed funds—FHLB	423,526	13,143	3.10	626,904	22,739	3.63	641,131	27,277	4.25
Federal funds purchased	1,751	4	0.25	—	—	—	—	—	—
Subordinated debt	—	—	—	—	—	—	861	65	7.55

Total interest-bearing liabilities	2,039,446	34,567	1.69%	2,041,844	53,756	2.63%	1,902,244	68,995	3.63%

Non-interest-bearing demand checking accounts(5)	97,504			75,569			66,651
Other liabilities	23,215			23,989			24,747

Total liabilities	2,160,165			2,141,402			1,993,642
Brookline Bancorp, Inc. stockholders' equity	493,373			487,884			501,683
Noncontrolling interest in subsidiary	2,205			1,851			1,703

Total liabilities and equity	$2,655,743			$2,631,137			$2,497,028

Net interest income (tax equivalent basis)/interest rate spread(4)(6)		95,581	3.36%		85,368	2.82%		74,965	2.32%

Less adjustment of tax exempt income		39			65			299

Net interest income		$95,542			$85,303			$74,666

Net interest margin(4)(7)			3.71%			3.34%			3.10%

(1)
Tax exempt income on equity and debt securities is included on a tax equivalent basis.

(2)
Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)
Loans on non-accrual status are included in average balances.

(4)
In the 2009 period, interest income includes $1,614 due to the payoff of a loan on which there was unaccreted discount. Excluding this income, the yield on commercial real estate loans and interest-earning assets would have been 5.52% and 5.39%, respectively. Interest rate spread and net interest margin would have been 2.76% and 3.28%, respectively.

(5)
Including non-interest bearing checking accounts, the average interest rate on total deposits, excluding brokered deposits, in the years ended December 31, 2010, 2009 and 2008 was 1.25%, 2.06% and 3.07%, respectively.

(6)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)
Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

        Highlights from the preceding table follow.

  •
  The rise in net interest income and net interest margin in 2010 and 2009 was due primarily to loan and deposit growth, a higher portion of interest-earning assets being funded by lower cost deposits and a more rapid decline in the rates paid on interest-bearing liabilities than in the yield on interest-earning assets.

  •
  The average balance of interest-earning assets grew $23.2 million (0.9%) in 2010 compared to 2009 and $132.8 million (5.5%) in 2009 compared to 2008. All of the asset growth resulted from loan growth of $38.0 million (1.8%) in 2010 compared to 2009 and $149.2 million (7.5%) in 2009 compared to 2008.

  •
  Growth in 2010 compared to 2009 in the average balance of commercial real estate loans of $62.0 million (7.1%) and commercial loans of $34.6 million (12.5%) was partly offset by a reduction in the average balance of auto loans of $33.1 million (5.6%) and consumer loans (primarily residential mortgage loans) of $25.5 million (6.4%). In 2009 compared to 2008, the average balance of commercial real estate loans increased $116.9 million (15.4%), commercial loans increased $22.8 million (9.0%) and consumer loans (primarily residential mortgage loans) increased $35.0 million (9.6%), while the average balance of auto loans decreased $25.6 million (4.2%).

  •
  The average balance of short-term investments was reduced from $98.2 million in 2008 to $87.2 million in 2009 and $60.0 million in 2010 because of the significantly lower rates offered on such investments. The decline in yield on equity securities in 2010 and 2009 compared to 2008 resulted from the elimination of dividend income on FHLB stock owned by the Company.

  •
  The average balance of non-interest-bearing checking accounts increased $21.9 million (29.0%) in 2010 compared to 2009 and $8.9 million (13.4%) in 2009 compared to 2008. The average balance of interest-bearing deposits (excluding brokered deposits) increased $207.1 million (14.7%) in 2010 compared to 2009 and $187.7 million (15.4%) in 2009 compared to 2008. The average interest rate paid on those deposits declined from 3.24% in 2008 to 2.17% in 2009 and 1.33% in 2010.

  •
  The average balance of funds borrowed from the FHLB declined $203.4 million (32.4%) in 2010 compared to 2009 and $14.2 million (2.2%) in 2009 compared to 2008. Most of the deposit growth in 2010 was used to reduce borrowings from the FHLB.

  •
  The average balance of loans to the average balance of deposits (excluding brokered deposits) declined from 154.8% in 2008 to 144.4% in 2009 and 127.3% in 2010. The ratio was 124.4% at December 31, 2010.

        Continued improvement in net interest margin and interest rate spread, if any, is expected to be modest. It has become more difficult to offset declining asset yields due to more competitive loan pricing and the currently low interest rate environment by reduction in rates paid on deposits and borrowed funds.

Rate/Volume Analysis

        The following table presents, on a tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31, 2010 compared to year ended December 31, 2009			Year ended December 31, 2009 compared to year ended December 31, 2008
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Short-term investments	$(82)	$(146)	$(228)	$(258)	$(1,970)	$(2,228)
Debt securities	446	(3,443)	(2,997)	(370)	(2,923)	(3,293)
Equity securities	(1)	(68)	(69)	108	(1,477)	(1,369)
Commercial real estate loans	3,419	(3,134)	285	6,811	(3,234)	3,577
Commercial loans	2,400	(506)	1,894	1,704	(2,040)	(336)
Auto loans	(2,048)	(3,071)	(5,119)	(1,638)	(194)	(1,832)
Consumer loans	(1,284)	(1,458)	(2,742)	1,869	(1,224)	645

Total interest income	2,850	(11,826)	(8,976)	8,226	(13,062)	(4,836)

Interest expense:
Deposits:
NOW accounts	29	(45)	(16)	17	(78)	(61)
Savings accounts	113	(227)	(114)	46	(323)	(277)
Money market savings accounts	2,762	(1,927)	835	2,391	(2,838)	(447)
Certificates of deposit	(1,357)	(8,521)	(9,878)	1,952	(10,020)	(8,068)

Total deposits (excluding brokered deposits)	1,547	(10,720)	(9,173)	4,406	(13,259)	(8,853)
Brokered deposits	(212)	(212)	(424)	(1,769)	(14)	(1,783)

Total deposits	1,335	(10,932)	(9,597)	2,637	(13,273)	(10,636)
Borrowed funds—FHLB	(6,640)	(2,956)	(9,596)	(594)	(3,944)	(4,538)
Federal funds purchased	4	—	4	—	—	—
Subordinated debt	—	—	—	(33)	(32)	(65)

Total interest expense	(5,301)	(13,888)	(19,189)	2,010	(17,249)	(15,239)

Net change in net interest income	$8,151	$2,062	$10,213	$6,216	$4,187	$10,403

        Highlights from the above table follow.

  •
  The increase in net interest income in 2010 compared to 2009 resulted primarily from growth in commercial real estate loans and commercial loans, reductions in brokered deposits and borrowed funds from the FHLB and lower rates paid on deposits and borrowed funds from the FHLB, offset in part by a reduction in auto loans, consumer loans (residential mortgage loans) and asset yields and an increase in deposits, excluding brokered deposits.

  •
  The increase in net interest income in 2009 compared to 2008 resulted from growth in mortgage loans and commercial loans, reductions in brokered deposits and borrowed funds from the FHLB and lower rates paid on deposits and borrowed funds, offset in part by a reduction in auto loans and asset yields and an increase in deposits, excluding brokered deposits.

Provision for Credit Losses

        The provision for credit losses results from the changes in the allowance for loan losses and the liability for unfunded credit commitments. See note 7 of the Notes to Consolidated Financial Statements appearing elsewhere herein for a description of how management determines the balance of the allowance for loan losses for each segment and class of loans.

        The provision for credit losses was $3,796,000 in 2010, $9,780,000 in 2009 and $11,289,000 in 2008 while net loan charge-offs in those years were $5,184,000 (a charge-off rate of 0.24% based on average loans outstanding), $7,093,000 (0.33%) and $7,742,000 (0.39%), respectively.

        The provisions for credit losses in 2009 and 2008 were higher than net loan charge-offs because of growth in loans outstanding and increases in problem loans and net charge-offs, especially in the auto and Eastern Funding loan portfolios. The provision for credit losses in 2010 was lower than net charge-offs due primarily to (a) a significantly lower rate of auto loan net charge-offs than contemplated which resulted in a lowering of the level of allowance for loan losses considered adequate for that segment of the loan portfolio and (b) charge-offs of certain loans for which reserves had been established in the prior year.

        The provision for loan losses in 2010 for the commercial real estate loan segment was $1,046,000 and net charge-offs in that year were $1,095,000. This segment included commercial real estate mortgage, multi-family mortgage and construction loans. Net charge-offs included $295,000 related to the commercial real estate portfolio and $800,000 related to the construction loan portfolio. Part of the amounts charged off in 2010 were reserved for in the prior year. There were no other charge-offs of loans in this segment in 2009 and 2008.

        The provision for loan losses in 2010 for the commercial loan segment of $1,420,000 was higher than the net charge-offs in that year of $980,000 due primarily to growth in loans outstanding. This segment includes commercial, condominium association and Eastern Funding loans. No commercial or condominium association loans were charged off in 2010 and 2009; commercial loan charge-offs were $65,000 in 2008. Net charge-offs of Eastern Funding loans in 2010, 2009 and 2008 were $980,000, $1,064,000 and $1,005,000, respectively. Additionally, write-downs of assets acquired were $243,000, $476,000 and $198,000 in those respective years. The annualized rate of net charge-offs, combined with write-downs of assets acquired, equaled 0.67%, 1.00% and 0.84% in those respective years. Eastern Funding loans delinquent over 30 days were $2.9 million (1.43%) at the end of 2010 compared to $2.3 million (1.41%) at the end of 2009 and $2.9 million (1.99%) at the end of 2008.

        The provisions for auto loan losses in 2010, 2009 and 2008 were $1,451,000, $6,250,000 and $8,946,000, respectively, while net charge-offs in those years were $2,978,000 (0.55% of the average balance of loans outstanding excluding deferred loan origination costs), $5,708,000 (1.00%) and $6,671,000 (1.12%), respectively. The decline in charge-offs is attributable primarily to more conservative underwriting criteria put in place in 2007 and 2008, including curtailment of higher risk dealer accommodation loans, and a reduction in loan originations to borrowers with credit scores below 660 from 11.8% of total loans originated in 2007 to 5.1% in 2008, 2.5% in 2009 and 2.0% in 2010. Loans delinquent over 30 days were $7.6 million (1.41% of loans outstanding) at the end of 2010, $11.0 million (2.02%) at the end of 2009 and $13.1 million (2.20%) at the end of 2008. The allowance for loan losses related to auto loans (excluding deferred loan origination costs) at those dates was $6,952,000 (1.28%), $8,479,000 (1.57%) and $7,937,000 (1.33%), respectively.

        The provision for loan losses in 2010 for the consumer loan segment was $94,000, less than the net charge-offs of $131,000 in that year, because of a $42.5 million decline in loans outstanding and the charge-off of loans reserved for in the prior year. This segment includes residential mortgage, home equity and other consumer loans.

        The unallocated portion of the allowance was reduced by $215,000 in 2010 through a credit to the provision for loan losses because of overall improvement in the level of charge-offs, particularly in auto loans and Eastern Funding loans, as well stabilization in non-performing loans.

        The liability for unfunded credit commitments was maintained at $1,083,000 throughout 2010 and was reduced by $100,000 in 2009 and $304,000 in 2008 through credits to the provision for credit losses. These movements in the balance of the liability account were made to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in 2010, 2009 and 2008.

Prepayment Penalties and Sales of Securities

        In 2010 and 2009, $39.9 million and $76.0 million, respectively, of borrowings from the FHLB were prepaid resulting in penalties charged to income of $1,468,000 and $2,292,000, respectively. Those borrowed funds had high interest rates and were mostly replaced by new borrowings from the FHLB at lower interest rates and for extended periods of time.

        Investment securities (primarily equity securities) were sold in the second quarter of 2010 at a gain of $834,000. In the second quarter of 2009, $26.1 million of mortgage-backed securities were sold at a gain of $346,000 and $25.2 million of the proceeds was reinvested in corporate debt securities. In the third and fourth quarters of 2009, $20.5 million and $26.0 million, respectively, of mortgage-backed securities were sold at gains of $594,000 and $1,032,000, respectively, and the proceeds were used to prepay borrowings from the FHLB. Sales of other securities resulted in a gain of $14,000 in 2009 and a loss of $214,000 in 2008.

        The transactions described above were made to improve net interest margin and to reduce (a) the Company's investment concentration in mortgage-backed securities, (b) its exposure to the risk of extension of the estimated life of its mortgage-backed securities in a rising interest rate environment and (c) its one year cumulative negative gap position.

Impairment Losses on Securities

        Impairment losses on securities (net of non-credit losses) were $49,000 in 2010, $744,000 in 2009 and $2,635,000 in 2008. See note 4 of the Notes to Consolidated Financial Statements appearing elsewhere herein for information regarding the securities on which impairment losses were recognized.

Other Operating Highlights

Fees, Charges and Other Income

        Income from these sources was $3,921,000 in 2010, $3,807,000 in 2009 and $4,097,000 in 2008. Overdraft fees declined from $701,000 in 2008 to $600,000 in 2009 and $494,000 in 2010. Much of the decline in 2010 resulted from recent overdraft legislation. A further decline in overdraft fees is expected as a result of the new overdraft legislation. The increase in income in 2010 compared to 2009 resulted primarily from gains on the sale of residential mortgage loans. Generally, fixed rate loan originations with maturities in excess of 15 years are sold to avoid long-term interest rate exposure.

Non-Interest Expense

        Amortization of identified intangible assets amounted to $1,224,000 in 2010, $1,488,000 in 2009 and $1,751,000 in 2008. The reductions were attributable to the amortization of a core deposit intangible resulting from the acquisition of Mystic over nine years on an accelerated basis using the sum-of-the-digits method. Excluding these charges, non-interest expenses rose from $41.2 million in 2008 to $43.6 million in 2009 (a 6.0% increase) and to $47.0 million in 2010 (a 7.6% increase).

        The higher expenses in 2010 compared to 2009 were due primarily to (a) $587,000 ($562,000 on an after-tax basis) of professional fees incurred in the 2010 fourth quarter related to the pending acquisition of First Ipswich and other professional fees incurred throughout 2010 related to corporate issues and initiatives, (b) higher compensation and employee benefits due in part to added personnel in business banking and investment advisory services and higher bonus accruals, (c) the opening of two new branches in June 2010, (d) added space and (e) higher marketing expenses due in part to product promotion, partially offset by lower FDIC insurance expense and a reduction of loan collection related expenses.

        The higher expenses in 2009 compared to 2008 were due primarily to a $2,397,000 increase in FDIC insurance, $1,102,000 of which was a special assessment in the second quarter of 2009. Higher expenses for personnel, data processing services and professional fees were partially offset by reductions in expense for restricted stock awards and supplemental retirement benefits.

Provision for Income Taxes

        The effective rate of income taxes was 40.9% in 2010, 40.5% in 2009 and 39.1% in 2008. The higher rates were due primarily to a lower portion of taxable income being earned by the Company's investment securities subsidiaries, lesser amounts of tax-exempt income from municipal debt securities and, in 2010, the non-deductibility of a substantial portion of the professional fees incurred related to the pending First Ipswich acquisition. Income on investment securities is subject to a lower rate of state taxation than the rate on income earned by the Company and its other subsidiaries.

Investment Securities

        The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2010		2009		2008
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$152,036	$151,765	$100,762	$100,683	$3,003	$3,089
Municipal obligations	750	791	750	788	750	752
Auction rate municipal obligations	3,200	2,965	3,700	3,130	5,200	4,517
Corporate obligations	46,312	46,721	36,879	36,814	4,594	3,428
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	1,297	1,305	22,218	22,518	100,614	101,633
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	97,146	100,561	124,808	127,481	174,884	177,743

Total debt securities	300,741	304,108	289,117	291,414	289,045	291,162
Marketable equity securities	366	432	793	1,609	1,501	1,177

Total securities available for sale	301,107	304,540	289,910	293,023	290,546	292,339
Net unrealized gains on securities available for sale	3,433	—	3,113	—	1,793	—

Total securities available for sale, net	$304,540	$304,540	$293,023	$293,023	$292,339	$292,339

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$—	$—	$112	$121	$161	$171

Total securities held to maturity	$—	$—	$112	$121	$161	$171

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$35,960		$35,960		$35,960
Massachusetts Savings Bank Life Insurance Company stock	253		253		253
Other stock	122		122		122

Total restricted equity securities	$36,335		$36,335		$36,335

        The investment securities portfolio exists for earnings generation in the form of interest and dividend income, liquidity, interest rate risk management, asset diversification and tax planning. Securities available for sale are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity concentrations and regulatory capital requirements.

        The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis.

U.S. Government-Sponsored Enterprises

        Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

        In 2007, most of the Company's investment purchases were debt securities issued by U.S. Government-sponsored enterprises with maturities primarily in the eighteen month to thirty month range. The Company concentrated on acquiring debt securities with short maturities to reduce interest rate risk during a period of uncertainty as to the direction of interest rates. As U.S. Government-sponsored enterprises experienced rising losses and capital erosion in 2008, especially FNMA and Freddie Mac, we decided to stop purchasing debt securities issued by them. In 2009, we recommenced the purchase of debt securities issued by U.S. Government-sponsored enterprises. At December 31, 2010, issuers of debt securities with an estimated fair value of approximately $151.8 million had the right to call or prepay the obligations.

Municipal Obligations and Auction Rate Municipal Obligations

        The Company owned only one remaining municipal obligation at December 31, 2010; it was rated "AA+" by a rating firm at that date and matures on August 1, 2014.

        Auction rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from 7 days to 35 days. The reduction in the amount invested in such obligations during the last three years resulted from redemptions at par by issuers.

        The auction rate obligations owned by the Company were rated "AAA" at the time of acquisition due, in part, to the guarantee of third party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. In the 2008 first quarter, public disclosures indicated that certain third party insurers were experiencing financial difficulties and, therefore, might not be able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction rate municipal obligations.

        Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at December 31, 2010 was $2,965,000, or $235,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

        In 2009, the Company increased its investment in corporate obligations in order to diversify its investment portfolio and improve the overall yield on investments. The corporate debt securities owned at December 31, 2010 will mature primarily within three years.

        Included in corporate obligations are investments in preferred trust securities ("PreTSLs") that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments can be segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2010, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

        The book value of PreTSL VI was $142,000 at December 31, 2010. Three of the issuers, representing 81% of the pool were in default and have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in 2010. As of December 31, 2010, the fair value of this security was estimated to be $65,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The unrealized loss of $77,000 on this security was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the book value of the security.

        The book value of PreTSL XXVIII was $950,000 at December 31, 2010 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $573,000 at that date. The unrealized loss of $377,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers comprising the pool represent more than 4% of the entire pool. Fifteen issuers representing approximately 21% of the remaining aggregate investment pool at December 31, 2010 were in default and have deferred regularly scheduled interest payments at that date.

        At December 31, 2010, the aggregate book value of other trust preferred securities owned by the Company was $2,853,000 and the aggregate market value was $2,531,000. The aggregate unrealized loss on these securities of $322,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

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

        Mortgage securities acquired in 2009 and 2008 were purchased mostly because of their higher yield in relation to other investment possibilities and their guarantee by the issuing U.S. Government-sponsored enterprises. In 2009, $72.6 million of mortgage-backed securities were sold to reduce the Company's investment concentration in mortgage-backed securities and to use the proceeds to prepay high rate funds borrowed from the FHLB.

Marketable Equity Securities

        At December 31, 2010, the Company owned marketable equity securities with a fair value of $432,000, including net unrealized gains of $66,000.

Restricted Equity Securities

        At December 31, 2010, the Company owned stock in the FHLB with a carrying value of $36.0 million. At December 31, 2010, the FHLB had total assets of $58.6 billion and total capital of $3.3 billion, of which $249.2 million was retained earnings. The FHLB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2010 and, based on the most recent information available, was classified as "adequately capitalized" by its regulator. See note 5 of the Notes to Consolidated Financial Statements appearing elsewhere herein for further information about the FHLB.

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio at the date indicated.

	At December 31, 2010
	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield	Carrying value	Weighted average yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$—	—%	$108,964	1.32%	$30,807	2.22%	$11,994	2.39%	$151,765	1.59%
Municipal obligations(1)	—	—	791	5.17	—	—	—	—	791	5.17
Auction rate municipal obligations	—	—	—	—	760	0.85	2,205	0.91	2,965	0.89
Corporate obligations	1,550	2.04	39,168	3.31	2,834	1.86	3,169	4.15	46,721	3.24
Collateralized mortgage obligations	—	—	—	—	—	—	1,305	4.60	1,305	4.60
Mortgage-backed securities	2,735	3.94	26,123	3.63	71,244	3.55	459	5.66	100,561	3.59

Total debt securities	4,285	3.25	175,046	2.13	105,645	3.10	19,132	2.74	304,108	2.52

Other marketable equity securities(1)									432	5.91

Total securities available for sale									304,540	2.52

Restricted equity securities:
Federal Home Loan Bank of Boston stock									35,960	—
Massachusetts Savings Bank Life Insurance Company stock(1)									253	4.42
Other stock									122	—

Total restricted equity securities(1)									36,335	0.03

Total securities	$4,285	3.25%	$175,046	2.13%	$105,645	3.10%	$19,132	2.74%	$340,875	2.26%

(1)
The yields have been calculated on a tax equivalent basis.

Loans

        The following table sets forth the comparison of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Commercial real estate loans:
Commercial real estate	$564,275	25.21%	$524,567	24.41%	$460,730	22.06%	$369,293	19.71%	$365,840	20.58%
Multi-family	420,782	18.80	374,695	17.44	328,752	15.74	309,203	16.50	318,643	17.92
Construction	18,195	0.81	18,161	0.84	30,221	1.45	23,094	1.23	31,443	1.77

Total commercial real estate loans	1,003,252	44.82	917,423	42.69	819,703	39.25	701,590	37.44	715,926	40.27

Commercial loans:
Commercial	96,735	4.32	93,673	4.36	78,252	3.75	71,246	3.80	31,637	1.78
Eastern Funding	203,816	9.11	165,671	7.71	147,427	7.06	141,675	7.56	127,275	7.16
Condominium association	42,399	1.89	37,453	1.74	36,924	1.77	31,803	1.70	37,189	2.09

Total commercial loans	342,950	15.32	296,797	13.81	262,603	12.58	244,724	13.06	196,101	11.03

Auto loans	541,053	24.17	541,003	25.18	597,231	28.60	594,332	31.71	540,094	30.38

Consumer loans:
Residential mortgage	287,499	12.85	336,319	15.65	362,454	17.36	294,391	15.71	285,857	16.08
Home equity	58,621	2.62	51,054	2.38	42,118	2.02	35,110	1.87	36,432	2.05
Other consumer	4,966	0.22	6,245	0.29	3,979	0.19	3,909	0.21	3,322	0.19

Total consumer loans	351,086	15.69	393,618	18.32	408,551	19.57	333,410	17.79	325,611	18.32

Total loans	2,238,341	100.00%	2,148,841	100.00%	2,088,088	100.00%	1,874,056	100.00%	1,777,732	100.00%

Deferred loan origination costs:
Auto loans	12,636		12,960		15,349		15,445		13,175
Eastern Funding loans	1,202		1,009		752		824		991
Other loans	1,359		1,485		1,362		571		164

Total loans, net	$2,253,538		$2,164,295		$2,105,551		$1,890,896		$1,792,062

        The Company's loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company's primary lending area, auto loans, loans to business entities, including commercial lines of credit, loans to condominium associations and loans made by Eastern Funding to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.

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

        It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2010, one borrower had aggregate loans outstanding of $25.3 million that were approved by the Executive Committee of the Board of Directors. Including that borrower, there were 59 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2010. The cumulative total of those loans was $587.0 million, or 51.4% of loans outstanding in the commercial real estate and commercial loan segments (excluding Eastern Funding loans).

        The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

Commercial Real Estate Loans

        This segment, which is comprised of commercial real estate, multi-family mortgage and construction loans, is the largest segment in the Company's loan portfolio and represented 44.8% of total loans outstanding at December 31, 2010. Typically, commercial real estate loans are larger in size and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is usually dependent on the successful operation and management of the properties and the value of the properties securing the loans. Economic conditions can greatly affect cash flows and property values.

        A number of factors are considered in originating commercial real estate and multi-family mortgage loans. The qualifications and financial condition of the borrower (including credit history), as well as the potential income generation and the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower, the Company considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Company and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of cash flow before debt service to debt service) and the ratio of the loan amount to the appraised value. Generally, personal guarantees are obtained from commercial real estate loan borrowers.

        Frequently, commercial real estate and multi-family mortgage loans are originated for terms of five to ten years with an amortization period of twenty to twenty-five years. Many of the loans are priced at inception on a fixed rate basis generally for periods ranging from two to seven years. To reduce interest rate risk, occasionally the Company partially funds such loans by borrowings from the FHLB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans. Generally, a yield maintenance fee is collected when a fixed-rate loan is paid off prior to its maturity.

        Over 91% of the commercial real estate loans outstanding at December 31, 2010 were secured by properties located in Massachusetts. The commercial real estate portfolio at that date was comprised primarily of loans secured by apartment buildings ($388 million), retail stores ($234 million), office buildings ($148 million), mixed use properties ($83 million) and industrial properties ($83 million).

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

        Historically, construction and development lending has been a modest part of the Company's loan originations. At December 31, 2010, construction loans equaled $18.2 million, or 0.8% of total loans outstanding at that date.

Commercial Loans

        This segment is comprised of commercial loans, Eastern Funding loans and condominium association loans and represented 15.3% of total loans outstanding at December 31, 2010. Growth in commercial loans over the past few years has resulted from the hiring of officers with extensive experience in commercial lending.

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

        The Eastern Funding portfolio is comprised primarily of loans to finance coin-operated laundry, dry cleaning and convenience store equipment and businesses. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States of America. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three to seven year life. In some instances, the life of a loan can extend to ten years.

        Eastern Funding focuses on making loans to customers with business experience. An important part of Eastern Funding's loan originations comes from existing customers as they expand their operations and acquire additional stores. The size of loan that Eastern Funding is willing to make is determined by an analysis of cash flow and other characteristics pertaining to the store and equipment to be financed. Eastern Funding has developed a base of data of the revenue and profitability of stores it has financed. It has also accumulated data on the prices at which stores have sold. Eastern Funding's loan policy contains limits on the multiples of revenues and earnings that can be applied to derive an estimate of the value of a store to be financed.

        The yields earned on Eastern Funding's loans are higher than those earned on commercial loans made by Brookline because they involve a higher degree of credit risk. Its customers are typically small business owners who operate with limited financial resources and who are more at risk when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets.

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

Auto Loans

        This loan segment represented 24.2% of total loans outstanding at December 31, 2010. The reduction in auto loans in 2009 resulted from lower loan originations as the auto industry experienced lower sales and lenders affiliated with auto manufacturers offered loan terms at low rates which we chose not to match.

        The loans are for the purchase of automobiles (both new and used) and light duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to the Company. The vice president responsible for auto lending must approve the application of any dealer with whom the Company does business. The Company does business with over 200 dealerships located primarily in Massachusetts, but also in Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed periodically for application quality, the ratio of loans approved to applications submitted and loan performance.

        Loan applications are generated by approved dealers and data are entered into an application processing system. A credit bureau scorecard model is used in the underwriting process. The model is based on data accumulated by nationally recognized credit bureaus and is a risk assessment tool that analyzes an individual's credit history and assigns a numeric credit score. The model meets the requirements of the Equal Credit Opportunity Act.

        The application processing system statistically grades each application according to score ranges. Depending on the data received, an application is either approved or denied automatically or submitted to a credit underwriter for review. Credit underwriters may override system-designated approvals. Loans approved by the underwriters must meet criteria guidelines established in the Company's loan policy. Credit profile measurements such as debt to income ratios, payment to income ratios and loan to value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan to value ratios, the Company considers auto loans to be essentially credits that are less than fully collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

        While the Company's auto loan policy permits the aggregate amount of loans with credit scores of less than 660 to comprise as much as 15% of loans outstanding, at December 31, 2010, loans with credit scores below 660 were in fact 4.5% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 747. See the subsection "Provision for Credit Losses" appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom auto loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

        Auto loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company's loan policy. The rate paid by a borrower usually differs with the "buy rate" earned by the Company. A significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the "spread". Most of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within 90 days of the loan origination date, the dealer must pay the remainder of unamortized spread to the Company. If a loan is repaid after 90 days, the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

        In certain instances, a fixed fee is paid to the dealer for each loan originated. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns a fee in its entirety 90 days after the loan is originated or upon the borrower making at least three payments on the loan.

        Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief credit officer, the chief financial officer and the board of directors on a monthly basis.

Consumer Loans

        This segment is comprised of residential mortgage loans, home equity loans and other consumer loans and represented 15.7% of total loans outstanding at December 31, 2010. Residential mortgage loans equaled 12.9% of total loans outstanding at that date. Due to aggressive competitor pricing, we decided to reduce our origination of residential mortgage loans over the past two years.

        We offer both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company's loan portfolio. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Appraisals are performed by outside independent fee appraisers. In general, we follow guidelines established by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Corporation.

        Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens.

        Other consumer loans at December 31, 2010 equaled 0.2% of all loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Loan Maturities and Repricing

        The following table shows the contractual maturity and repricing dates of the Company's loans at December 31, 2010. The table does not include projected prepayments or scheduled principal amortization.

	At December 31, 2010
	Commercial real estate and multi- family mortgage	Construction	Commercial	Auto	Residential mortgage	Home equity	Other consumer	Total loans
	(In thousands)
Amounts due:
Within one year	$281,810	$15,195	$74,877	$9,493	$70,806	$58,621	$4,903	$515,705

After one year:
More than one year to three years	223,493	3,000	43,563	124,394	46,129	—	38	440,617
More than three years to five years	323,039	—	98,054	294,097	140,328	—	25	855,543
More than five years to ten years	126,393	—	116,194	113,069	19,942	—	—	375,598
More than ten years	30,322	—	10,262	—	10,303	—	—	50,887

Total due after one year	703,247	3,000	268,073	531,560	216,702	—	63	1,722,645

Total amount due	$985,057	$18,195	$342,950	$541,053	$287,508	$58,621	$4,966	2,238,350

Add (deduct):
Deferred loan origination costs:
Auto loans								12,636
Eastern Funding loans								1,202
Other loans								1,359
Acquisition fair value adjustments								(9)

Net loans								$2,253,538

        The following table sets forth at December 31, 2010 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after one year
	Fixed	Adjustable	Total
	(In thousands)
Commercial real estate and multi-family mortgage	$303,304	$399,943	$703,247
Construction	3,000	—	3,000
Commercial	245,637	22,436	268,073
Auto	531,560	—	531,560
Residential mortgage	22,059	194,643	216,702
Other consumer	63	—	63

Total loans	$1,105,623	$617,022	$1,722,645

Allowance for Loan Losses

        The allowance for loan losses is management's estimate of probable known and inherent credit losses in the loan portfolio. The manner in which the allowance is established is based on judgments, assumptions and estimates that are difficult, complex and subjective. Use of different judgments, assumptions and estimates could result in material differences in our operating results or financial condition. Accordingly, the policies that govern our assessment of the allowance for loan losses are considered "Critical Accounting Policies" and are discussed under that heading appearing elsewhere herein.

        The following table sets forth activity in the Company's allowance for loan losses for the years presented in the table.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance at beginning of year	$31,083	$28,296	$24,445	$23,024	$22,248
Provision for loan losses	3,796	9,880	11,593	6,681	2,549
Allowance obtained through acquisitions	—	—	—	—	1,959
Transfer for off-balance sheet loan commitments	—	—	—	—	(1,286)
Charge-offs:
Commercial real estate	1,100	318	—	—	—
Commercial	—	—	65	—	38
Eastern Funding	1,182	1,177	1,339	1,319	638
Auto	3,818	6,529	7,410	4,645	2,277
Residential mortgage	27	—	—	165	65
Home equity mortgage	110	—	—	—	—
Other consumer	24	15	23	17	7

Total charge-offs	6,261	8,039	8,837	6,146	3,025

Recoveries:
Commercial real estate	5	4	4	4	4
Commercial	—	—	—	—	7
Eastern Funding	202	113	346	217	123
Auto	840	821	739	657	439
Other consumer	30	8	6	8	6

Total recoveries	1,077	946	1,095	886	579

Net charge-offs	(5,184)	(7,093)	(7,742)	(5,260)	(2,446)

Balance at end of year	$29,695	$31,083	$28,296	$24,445	$23,024

        See the subsection "Provision for Credit Losses" appearing earlier in this report for a discussion of the provision for loan losses and loan charge-offs recognized in the Company's consolidated financial statements during the past three years.

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

	At December 31,
	2010			2009			2008
	Amount	Percent of allowance to total allowance	Percent of loans in each category to total loans	Amount	Percent of allowance to total allowance	Percent of loans in each category to total loans	Amount	Percent of allowance to total allowance	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial real estate	$8,235	27.73%	25.21%	$8,335	26.81%	24.41%	$7,094	25.07%	22.06%
Multi-family mortgage	3,691	12.43	18.80	3,378	10.87	17.44	3,354	11.85	15.74
Construction	472	1.59	0.81	734	2.36	0.84	604	2.14	1.45
Commercial	1,237	4.16	4.32	1,796	5.78	6.10	1,645	5.81	5.52
Eastern Funding	3,744	12.61	9.11	3,057	9.83	7.71	2,577	9.11	7.06
Condominium association(A)	312	1.05	1.89
Auto	6,952	23.41	24.17	8,479	27.28	25.18	7,937	28.05	28.60
Residential mortgage	977	3.29	12.85	1,026	3.30	15.65	1,085	3.83	17.36
Home equity	611	2.06	2.62	587	1.89	2.38	421	1.49	2.02
Other consumer	50	0.17	0.22	62	0.20	0.29	40	0.14	0.19
Unallocated	3,414	11.50	—	3,629	11.68	—	3,539	12.51	—

Total	$29,695	100.00%	100.00%	$31,083	100.00%	100.00%	$28,296	100.00%	100.00%

(A)
The allowance for condominium association loans was included in commercial loans in years prior to 2010.

	At December 31,
	2007			2006
	Amount	Percent of allowance to total allowance	Percent of loans in each category to total loans	Amount	Percent of allowance to total allowance	Percent of loans in each category to total loans
	(Dollars in thousands)
Commercial real estate	$5,867	24.00%	19.71%	$5,909	25.66%	20.58%
Multi-family mortgage	3,152	12.89	16.50	3,228	14.02	17.92
Construction	462	1.89	1.23	629	2.73	1.77
Commercial	1,615	6.61	5.50	1,339	5.82	3.87
Eastern Funding	2,427	9.93	7.56	2,296	9.97	7.16
Auto	5,662	23.16	31.71	4,176	18.14	30.38
Residential mortgage	883	3.61	15.71	858	3.73	16.08
Home equity	351	1.44	1.87	364	1.58	2.05
Other consumer	39	0.16	0.21	33	0.14	0.19
Unallocated	3,987	16.31	—	4,192	18.21	—

Total	$24,445	100.00%	100.00%	$23,024	100.00%	100.00%

        See note 7 of the Notes to Consolidated Financial Statements appearing elsewhere herein for a description of how management determines the balance of the allowance for loan losses for each segment and class of loans.

Non-Performing Assets

        The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Non-accrual loans:
Commercial real estate	$—	$2,000	$2,318	$—	$90
Multi-family mortgage	964	935	—	—	—
Construction	2,475	—	—	—	—
Eastern Funding	2,478	1,915	2,641	2,265	657
Auto	158	187	468	427	153
Residential mortgage	1,363	789	632	29	—
Home equity	25	407	—	—	—
Other consumer	—	—	—	9	—

Total non-accrual loans	7,463	6,233	6,059	2,730	900
Repossessed vehicles	524	1,024	1,274	1,621	784
Repossessed equipment	179	406	762	531	178
Other real estate owned	—	—	100	517	—
Other receivable	—	—	—	—	97

Total non-performing assets	$8,166	$7,663	$8,195	$5,399	$1,959

Restructured loans	$4,946	$3,898	$3,358	$887	$—

Allowance for loan losses as a percent of total loans	1.32%	1.44%	1.34%	1.29%	1.28%
Non-performing loans as a percent of total loans	0.33	0.29	0.29	0.14	0.05
Non-performing assets as a percent of total assets	0.30	0.29	0.31	0.22	0.08

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

        At December 31, 2010 and 2009, loans past due 90 days or more and still on accrual amounted to $5,902,000 and $8,673,000, respectively. The loans were comprised of commercial real estate loans, multi-family mortgage loans and commercial loans that matured and the borrowers continued to make their regular principal and interest payments as if their loans had been renewed when, if fact, the renewals had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

        Non-performing assets include other real estate owned resulting from foreclosures of properties securing mortgage loans or acceptance of a deed in lieu of foreclosure, repossessed vehicles resulting from non-payment of amounts due under auto loans and repossessed equipment resulting from non-payment of amounts due under Eastern Funding loans. Other real estate owned and repossessed vehicles and equipment are recorded at estimated fair value less costs to sell.

        Non-accrual loans at December 31, 2010 included six residential mortgage loans, one construction loan, one multi-family mortgage loan and one home equity loan. Loss exposure related to the loans on non-accrual is not considered to be significant and has been recognized through the establishment of reserves included in the allowance for loan losses. However, if the local and regional real estate market does not improve, additions to the allowance for loan losses could become necessary.

        Eastern Funding and auto loans on non accrual are comprised of several loans. See the subsections "Provision for Credit Losses" appearing elsewhere herein for information about delinquencies and net charge-offs in the Eastern Funding and auto loan portfolios.

        The decline in repossessed vehicles over the past three years was due primarily to improvements in the quality of the auto loan portfolio resulting from application of stricter underwriting criteria commencing in the second half of 2007. The increase in repossessed vehicles in 2007 was attributable to an increase in borrowers who were unable to make required loan payments and weaker demand for repossessed vehicles at dealer auctions.

        The increases in repossessed equipment in 2008 and 2007 were attributable to a rise in the number of Eastern Funding borrowers who were unable to make required loan payments. The decline in repossessed equipment in 2010 and 2009 resulted from more aggressive collection efforts.

        At December 31, 2010, restructured loans included $1,583,000 of Eastern Funding loans and $3,363,000 of residential mortgage loans; at December 31, 2009, restructured loans included $3,242,000 of Eastern Funding loans and $656,000 of residential mortgage loans; at December 31, 2008 and 2007, restructured loans were comprised entirely of Eastern Funding loans. Restructured loans are loans where the maturity date was extended and/or interest rates were reduced to drop required monthly payments to more manageable amounts for the borrowers.

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

        The following table presents the deposit activity (excluding brokered deposits) of the Company for the years indicated.

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net deposits	$155,800	$275,232	$38,016
Interest credited on deposit accounts	21,412	30,611	39,491

Total increase in deposit accounts	$177,212	$305,843	$77,507

        In 2008, transaction deposit accounts increased $88.1 million, or 19.4%, and certificates of deposit (excluding brokered deposits) decreased $10.6 million, or 1.3%. In 2009, transaction deposit accounts increased $258.4 million, or 47.7%, and certificates of deposit (excluding brokered deposits) increased

$47.4 million, or 6.0%. In 2010, transaction deposit accounts increased $218.8 million, or 27.3%, and certificates of deposit decreased $41.6 million, or 5.0%. We believe the growth in deposits and the shift in the mix of deposits in 2010 and 2009 were due in part to expansion of our cash management capabilities, more effort in seeking deposits from existing customer relationships and the desire of certain depositors to place their funds in a stronger capitalized financial institution and in more liquid accounts. A rise in interest rates could cause a shift from transaction deposit accounts to certificates of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on transaction deposit accounts.

        The Company obtained $78 million of brokered certificates of deposit in 2006 and used the funds primarily to pay off some of the higher rate borrowed funds of Eastern Funding that were outstanding at the time of our acquisition of a controlling interest in Eastern Funding. Brokered deposits were used as a source of funds because the interest rates payable on those deposits were lower than the interest rates we would have had to pay if we had obtained funds from other borrowing sources.

        The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year ended December 31, 2010			Year ended December 31, 2009
	Average balance	Percent of total average deposits	Weighted average rate	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)
NOW accounts	$107,713	6.29%	0.14%	$90,490	6.10%	0.19%
Savings accounts	103,752	6.06	0.78	91,622	6.18	1.01
Money market savings accounts	610,253	35.65	1.07	381,746	25.75	1.50
Non-interest-bearing demand checking accounts	97,504	5.70	—	75,569	5.10	—

Total transaction deposit accounts	919,222	53.70	0.82	639,427	43.13	1.07

Certificates of deposit (excluding brokered deposits) by original maturity:
Six months or less	177,266	10.36	1.30	277,400	18.71	2.20
Over six months through 12 months	503,182	29.40	1.76	444,777	30.00	3.02
Over 12 months through 24 months	50,339	2.94	1.94	79,489	5.36	3.46
Over 24 months	61,664	3.60	2.91	41,508	2.80	3.62

Total certificates of deposit (excluding brokered deposits)	792,451	46.30	1.76	843,174	56.87	2.82

Total average deposits (excluding brokered deposits)	$1,711,673	100.00%	1.25%	$1,482,601	100.00%	2.06%

Total average brokered deposits	$—		—%	$7,908		5.36%

	Year ended December 31, 2008
	Average balance	Percent of total average deposits	Weighted average rate
	(Dollars in thousands)
NOW accounts	$83,868	6.52%	0.27%
Savings accounts	88,105	6.85	1.37
Money market savings accounts	255,468	19.87	2.41
Non-interest-bearing demand checking accounts	66,651	5.18	—

Total transaction deposit accounts	494,092	38.42	1.54

Certificates of deposit (excluding brokered deposits) by original maturity:
Six months or less	219,775	17.09	3.59
Over six months through 12 months	487,474	37.91	4.27
Over 12 months through 24 months	49,259	3.83	3.57
Over 24 months	35,381	2.75	3.99

Total certificates of deposit (excluding brokered deposits)	791,889	61.58	4.02

Total average deposits (excluding brokered deposits)	$1,285,981	100.00%	3.07%

Total average brokered deposits	$40,922		5.40%

        At December 31, 2010, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted average rate
	(Dollars in thousands)
Three months or less	$70,497	1.64%
Over three months through six months	63,999	1.45
Over six months through 12 months	137,226	1.48
Over 12 months	84,272	1.80

	$355,994	1.58

Borrowed Funds

        The Company utilizes advances from the FHLB to fund part of its loan growth and in connection with its management of the interest rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2010, the Company had $375.6 million in outstanding advances from the FHLB and had the capacity to borrow an additional $369.9 million from the FHLB.

        Occasionally, commencing in 2010, the Company purchased federal funds on an overnight basis. At December 31, 2010, it had $13.0 million of such borrowings.

        The following table sets forth certain information regarding funds borrowed from the FHLB and from federal funds purchased for the dates indicated:

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Borrowed funds:
Average balance outstanding	$425,277	$626,904	$641,131
Maximum amount outstanding at any month end during the year	465,509	727,784	744,942
Balance outstanding at end of year	388,569	468,766	737,418
Weighted average interest rate during the year	3.09%	3.63%	4.25%
Weighted average interest rate at end of year	2.66%	3.22%	3.75%

Stockholders' Equity, Dividends and Capital Resources

        Stockholders' equity declined from $493.9 million at the end of 2008 to $487.3 million at the end of 2009 and increased to $495.4 million at the end of 2010. The reduction in 2009 was due primarily to the payment to stockholders of an extra dividend of $0.20 per share.

        At December 31, 2010, Brookline Bank exceeded all regulatory capital requirements. Brookline's Tier I capital was $405.8 million, or 15.4% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Return on Equity and Assets

        Return on equity and assets for the years presented is as follows:

	Year ended December 31,
	2010	2009	2008
Return on assets (net income divided by average total assets)	1.01%	0.73%	0.51%
Return on stockholders' equity (net income divided by average stockholders' equity)	5.45%	3.94%	2.56%
Dividend payout ratio (dividends declared per share divided by net income per share)	73.91%	163.64%	336.36%
Stockholders' equity to assets ratio (average stockholders' equity divided by average total assets)	18.58%	18.54%	20.09%

Off-Balance Sheet Arrangements

        The Company had no off-balance sheet arrangements at December 31, 2010. Periodically, the Bank enters into stand-by letters of credit. The effect of such activity on the Company's financial condition and results of operations are immaterial.

Contractual Obligations

        A summary of contractual obligations at December 31, 2010 by the expected payment period follows.

	Payment due by period
	Less than one year	One to three years	Three to five years	Over five years	Total
	(In thousands)
Borrowed funds from the FHLB	$65,554	$235,550	$28,900	$45,565	$375,569
Loan commitments(1)	357,573	—	—	—	357,573
Occupancy lease commitments(2)	2,138	2,985	2,308	3,172	10,603
Service provider contracts(3)	6,616	3,948	177	—	10,741
Retirement benefit obligations	26	67	92	375	560

	$431,907	$242,550	$31,477	$49,112	$755,046

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

        Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. While deposits grew significantly in 2010 and 2009, growth in 2011 will depend on several factors, including the strength of the economy, the interest rate environment and competitor pricing.

        The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Generally, borrowings from the FHLB result in more interest expense than would be incurred if growth was funded solely by deposits. Advances outstanding from the FHLB decreased from $737.4 million at the end of 2008 to $468.8 million at the end of 2009 and $375.6 million at the end of 2010 as the Company used part of its deposit growth and proceeds from the sale of mortgage-backed securities to pay off borrowings. At December 31, 2010, the Company had the capacity to borrow an additional $369.9 million from the FHLB.

        The Company's most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At December 31, 2010, such assets amounted to $67.4 million, or 2.5% of total assets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income is the Company's primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed.

        The Company's Asset/Liability Committee, comprised of several members of senior management, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee reviews with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company's operating results, the Company's interest rate risk position and the effect subsequent changes in interest rates could have on the Company's future net interest income. The Committee is involved in the planning process as well as in the monitoring of pricing for the Company's loan and deposit products.

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

Changes in interest rates (basis points)	Estimated percentage change in future net interest income
+200 over one year	(5.40)%
Base Case	—
-200 over one year	(2.70)%

        The Company's interest rate risk policy states that an immediate 200 basis points change upward or downward should not negatively impact estimated net interest income over a one year period by more than 15%.

        The results shown above are based on the assumption that there are no significant changes in the Company's operating environment and that short-term interest rates will remain at current levels for all of 2011. Further, in the case of the 200 basis points downward adjustment, it was assumed that it would not be possible to reduce the rates paid on certain deposit accounts by 200 basis points. Instead, it was assumed that NOW accounts would be reduced by 10 basis points and savings accounts by 60 basis points. There can be no assurance that the assumptions used will be validated in 2011.

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

        The table below shows the Company's interest rate sensitivity gap position as of December 31, 2010.

	One year or less	More than one year to two years	More than two years to three years	More than three years to four years	More than four years to five years	More than five years to ten years	More than ten years	Total
	(Dollars in thousands)
Interest-earning assets:(1)
Short-term investments	$47,457	$—	$—	$—	$—	$—	$—	$47,457
Weighted average rate	0.17%	—	—	—	—	—	—	0.17%
Debt securities(2)	140,635	71,568	50,291	10,620	7,714	19,425	488	300,741
Weighted average rate	2.21%	1.52%	3.49%	5.24%	4.64%	4.08%	8.15%	2.56%
Commercial real estate loans(3)	398,975	159,858	149,428	123,096	109,529	57,460	4,906	1,003,252
Weighted average rate	4.68%	5.90%	5.69%	5.71%	5.42%	5.96%	5.31%	5.31%
Commercial loans(3)	148,913	64,723	48,004	33,726	21,310	25,406	868	342,950
Weighted average rate	6.02%	7.97%	8.03%	7,75%	7,42%	8.34%	7,10%	7.10%
Auto loans(3)	206,258	144,437	91,318	52,858	24,121	22,061	—	541,053
Weighted average rate	6.32%	6.27%	6.16%	5.99%	5.81%	5.73%	—	6.20%
Consumer loans(3)	169,969	45,831	31,353	40,517	51,477	10,211	1,738	351,096
Weighted average rate	3.81%	4.85%	5.37%	5.34%	4.89%	5.12%	6.47%	4.47%

Total interest-earning assets	1,112,207	486,417	370,394	260,817	214,151	134,563	8,000	2,586,549
Weighted average rate	4.53%	5.54%	5.78%	5.95%	5.51%	6.04%	5.93%	5.21%

Interest-bearing liabilities:(1)
NOW accounts	40,199	40,198	40,202	—	—	—	—	120,599
Weighted average rate	0.13%	0.13%	0.13%	—	—	—	—	0.13%
Savings accounts	38,085	38,085	38,088	—	—	—	—	114,258
Weighted average rate	0.58%	0.58%	0.58%	—	—	—	—	0.58%
Money market savings accounts	651,316	24,012	—	—	—	—	—	675,328
Weighted average rate	1.02%	0.63%	—	—	—	—	—	1.01%
Certificates of deposit(3)	614,349	131,308	17,607	10,223	18,119	—	—	791,606
Weighted average rate	1.46%	1.51%	3.00%	2.93%	2.58%	—	—	1.55%
Borrowed funds(3)	78,542	114,000	121,550	18,100	10,800	32,096	13,469	388,557
Weighted average rate	1.91%	2.46%	2.46%	3.08%	3.96%	4.48%	4.54%	2.66%

Total interest-bearing liabilities	1,422,491	347,603	217,447	28,323	28,919	32,096	13,469	2,090,348
Weighted average rate	1.22%	1.50%	1.74%	3.08%	3.10%	4.48%	4.54%	1.44%

Interest sensitivity gap(4)	$(310,284)	$138,814	$152,947	$232,494	$185,232	$102,467	$(5,469)	$496,201

Cumulative interest sensitivity gap	$(310,284)	$(171,470)	$(18,523)	$213,971	$399,203	$501,670	$496,201

Cumulative interest sensitivity gap as a percentage of total assets	(11.41)%	(6.30)%	(0.68)%	7.87%	14.67%	18.44%	18.24%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(12.00)%	(6.63)%	(0.72)%	8.27%	15.43%	19.40%	19.18%

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

(3)
For purposes of the gap analysis, the allowance for loan losses, deferred loan origination costs and fair value adjustments are excluded.

(4)
Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

        Interest rates paid on NOW accounts, savings accounts and money market savings accounts are subject to change at any time and such deposits are immediately withdrawable. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the Federal Reserve adjusted its benchmark federal funds rate. Because of this lack of correlation and the unlikelihood that such deposits would be withdrawn immediately, the Company allocates money market savings accounts between the "one year or less" and the "more than one year to two years" columns and NOW accounts and savings accounts equally over those two columns and the "more than two years to three years" column in its gap position table.

        At December 31, 2010, interest-earning assets maturing or repricing within one year amounted to $1.112 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.422 billion, resulting in a cumulative one year negative gap position of $310 million, or 11.4% of total assets. At December 31, 2009, the Company had a cumulative one year negative gap position of $352 million, or 13.5% of total assets. The change in the cumulative one year gap position from the end of 2009 resulted primarily from the extension of maturities of borrowings from the FHLB.

        The Company's cumulative positive interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from approximately $524 million, or 20.0%, of total assets at December 31, 2009 to $515 million, or 18.9%, of total assets at December 31, 2010.

        Other Market Risks.    Included in the Company's investment portfolio at December 31, 2010 were marketable equity securities with a market value of $432,000. That amount includes net unrealized gains of $66,000. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

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

        Management's Report on Internal Control Over Financial Reporting as of December 31, 2010 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding directors, executive officers and corporate governance of the Company, compliance with section 16 (a) of the Exchange Act and the Company's Code of Ethics is presented in the Company's proxy statement dated March 17, 2011 under the headings "Proposal 1—Election of Directors" and "Compensation Discussion and Analysis", and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors that have been implemented since the filing of the Company's annual report on Form 10-K for the year ended December 31, 2009.

Item 11.    Executive Compensation

        The information required by this Item is presented under the heading "Proposal 1—Election of Directors" of the Company's proxy statement dated March 17, 2011, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management is presented on pages 2 through 4 of the Company's proxy statement dated March 17, 2011, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding transactions with related persons of the Company is presented in the Company's proxy statement dated March 17, 2011 under the heading "Compensation Discussion and Analysis—Transactions with Certain Related Persons" and is incorporated herein by reference. Information regarding the independence of the Company's directors is presented in the Company's proxy statement dated March 17, 2011 under the heading "Proposal 1—Election of Directors" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The disclosure required by this Item is set forth under the heading "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's proxy statement dated March 17, 2011, which is incorporated herein by reference.

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
4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*
10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**
10.2	Form of Change in Control Agreement, as amended (incorporated by reference to the Form 8-K filed on March 11, 2008)
10.3	Reserved
10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**
10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)
10.4.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.4.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

Exhibit	Description
10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)
10.7	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 16, 2010)
10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)
10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)
10.10	Reserved
10.11
Retirement Agreement by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck dated December 23, 2010 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on December 27, 2010)
11	Statement Regarding Computation of Per Share Earnings
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)
21	Subsidiaries of the Registrant—This information is presented in Part I, Item 1. "Business—General" of this Report.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (vi) Notes to Consolidated Financial Statements.

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

BROOKLINE BANCORP, INC.
Date: February 24, 2011	By:	/s/ PAUL A. PERRAULT Paul A. Perrault President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT Paul A. Perrault, President, Chief Executive Officer and Director (Principal Executive Officer) Date: February 24, 2011	By:	/s/ PAUL R. BECHET Paul R. Bechet, Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 24, 2011
By:	/s/ DAVID C. CHAPIN David C. Chapin, Director Date: February 23, 2011	By:	/s/ CHARLES H. PECK Charles H. Peck, Director Date: February 23, 2011
By:	/s/ JOHN J. DOYLE, JR. John J. Doyle, Jr., Director Date: February 23, 2011	By:	/s/ JOSEPH J. SLOTNIK Joseph J. Slotnik, Acting Chairman and Director Date: February 23, 2011
By:	/s/ JOHN A. HACKETT John A. Hackett, Director Date: February 23, 2011	By:	/s/ ROSAMOND B. VAULE Rosamond B. Vaule, Director Date: February 23, 2011
By:	/s/ JOHN L. HALL, II John L. Hall, II, Director Date: February 23, 2011	By:	/s/ PETER O. WILDE Peter O. Wilde, Director Date: February 23, 2011
By:	/s/ THOMAS J. HOLLISTER Thomas J. Hollister, Director Date: February 23, 2011

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

        The management of Brookline Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Brookline Bancorp Inc.'s internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

        Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT Paul A. Perrault Chief Executive Officer	/s/ PAUL R. BECHET Paul R. Bechet Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

        We have audited Brookline Bancorp, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brookline Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Brookline Bancorp, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Boston, Massachusetts
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brookline Bancorp, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Boston, Massachusetts
February 24, 2011

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$18,451	$17,635
Short-term investments	47,457	48,886
Securities available for sale	304,540	293,023
Securities held to maturity (market value of $0 and $121, respectively)	—	112
Restricted equity securities	36,335	36,335
Loans	2,253,538	2,164,295
Allowance for loan losses	(29,695)	(31,083)

Net loans	2,223,843	2,133,212

Accrued interest receivable	8,596	9,062
Bank premises and equipment, net	11,126	10,685
Deferred tax asset	10,206	10,178
Prepaid income taxes	78	—
Goodwill	43,241	43,241
Identified intangible assets, net of accumulated amortization of $11,081 and $9,857, respectively	1,871	3,095
Other assets	14,798	10,420

Total assets	$2,720,542	$2,615,884

LIABILITIES AND EQUITY
Deposits	$1,810,899	$1,633,687
Borrowed funds	388,569	468,766
Mortgagors' escrow accounts	5,843	5,938
Income taxes payable	—	1,115
Accrued expenses and other liabilities	17,283	16,955

Total liabilities	2,222,594	2,126,461

Equity:
Brookline Bancorp, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,445,389 shares and 64,404,419 shares issued, respectively	644	644
Additional paid-in capital	524,515	523,736
Retained earnings, partially restricted	32,357	25,420
Accumulated other comprehensive income	2,348	2,201
Treasury stock, at cost—5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP—424,422 shares and 472,604 shares, respectively	(2,314)	(2,577)

Total Brookline Bancorp, Inc. stockholders' equity	495,443	487,317
Noncontrolling interest in subsidiary	2,505	2,106

Total equity	497,948	489,423

Total liabilities and equity	$2,720,542	$2,615,884

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Year ended December 31,
	2010	2009	2008
Interest income:
Loans	$122,364	$128,047	$125,993
Debt securities	7,601	10,590	13,689
Short-term investments	100	328	2,556
Restricted equity securities	2	8	1,229
Marketable equity securities	42	86	194

Total interest income	130,109	139,059	143,661

Interest expense:
Deposits (excluding brokered deposits)	21,420	30,592	39,445
Brokered deposits	—	425	2,208
Borrowed funds	13,147	22,739	27,277
Subordinated debt	—	—	65

Total interest expense	34,567	53,756	68,995

Net interest income	95,542	85,303	74,666
Provision for credit losses	3,796	9,780	11,289

Net interest income after provision for credit losses	91,746	75,523	63,377

Non-interest income:
Fees, charges and other income	3,921	3,807	4,097
Penalty from prepayment of borrowed funds	(1,468)	(2,292)	—
Gain (loss) on sales of securities	834	1,985	(214)
Loss on impairment of securities	(49)	(818)	(2,635)
Less non-credit loss on impairment of securities	—	74	—

Total non-interest income	3,238	2,756	1,248

Non-interest expense:
Compensation and employee benefits	22,935	20,557	21,004
Occupancy	4,588	4,077	3,760
Equipment and data processing	7,518	7,258	6,892
Professional services	3,718	2,494	2,552
FDIC insurance	1,674	2,853	456
Advertising and marketing	1,224	997	1,251
Amortization of identified intangible assets	1,224	1,488	1,751
Other	5,306	5,407	5,249

Total non-interest expense	48,187	45,131	42,915

Income before income taxes	46,797	33,148	21,710
Provision for income taxes	19,156	13,413	8,489

Net income	27,641	19,735	13,221
Less net income attributable to noncontrolling interest in subsidiary	769	535	371

Net income attributable to Brookline Bancorp, Inc.	$26,872	$19,200	$12,850

Earnings per common share:
Basic	$0.46	$0.33	$0.22
Diluted	0.46	0.33	0.22
Weighted average common shares outstanding during the year:
Basic	58,578,599	58,370,569	57,607,498
Diluted	58,583,185	58,407,467	57,851,406

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31,
	2010	2009	2008
Net income	$27,641	$19,735	$13,221

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit loss on impairment of securities	1,143	2,640	(842)
Non-credit loss on impairment of securities	(38)	(80)	—

Net unrealized securities holding gains (losses) before income taxes	1,105	2,560	(842)
Income tax (expense) benefit	(404)	(938)	268

Net unrealized securities holding gains (losses)	701	1,622	(574)

Adjustment of accumulated obligation for postretirement benefits	(88)	(30)	(21)
Income tax benefit	37	14	9

Net adjustment of accumulated obligation for postretirement benefits	(51)	(16)	(12)

Net unrealized gains (losses)	650	1,606	(586)

Less reclassification adjustment for securities gains (losses) included in net income:
Gain (loss) on sales of securities	834	1,985	(214)
Impairment loss on securities	(49)	(818)	(2,635)
Less non-credit loss on impairment of securities	—	74	—
Income tax (expense) benefit	(282)	(451)	999

Net securities gains (losses) included in net income	503	790	(1,850)

Net other comprehensive income	147	816	1,264

Comprehensive income	27,788	20,551	14,485
Net income attributable to noncontrolling interest in subsidiary	(769)	(535)	(371)

Comprehensive income attributable to Brookline Bancorp, Inc.	$27,019	$20,016	$14,114

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Year Ended December 31, 2010, 2009 and 2008

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

Year Ended December 31, 2010, 2009 and 2008

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

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Year Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unallocated common stock held by ESOP	Total Brookline Bancorp, Inc. stockholders' equity	Non- controlling interest in subsidiary	Total equity
Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423
Net income attributable to Brookline Bancorp, Inc.	—	—	26,872	—	—	—	26,872	—	26,872
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	769	769
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111
Other comprehensive income	—	—	—	147	—	—	147	—	147
Common stock dividends of $0.34 per share	—	—	(19,935)	—	—	—	(19,935)	—	(19,935)
Stock options granted (104,833 options)	—	291	—	—	—	—	291	—	291
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	130	—	—	—	—	130	—	130
Compensation under recognition and retention plans	—	139	—	—	—	—	139	—	139
Common stock held by ESOP committed to be released (48,182 shares)	—	219	—	—	—	263	482	—	482

Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$26,872	$19,200	$12,850
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	769	535	371
Provision for credit losses	3,796	9,780	11,289
Compensation under recognition and retention plans	139	143	2,123
Release of ESOP shares	482	493	545
Depreciation and amortization of bank premises and equipment	1,590	1,543	1,370
Amortization (accretion) of securities premiums and discounts, net	2,171	1,217	(672)
Amortization of deferred loan origination costs, net	9,416	9,348	10,513
Amortization of identified intangible assets	1,224	1,488	1,751
Net accretion of acquisition fair value adjustments	(11)	(1,692)	(428)
Amortization of mortgage servicing rights	23	32	23
Impairment loss on securities	49	744	2,635
(Gain) loss from sales of securities	(834)	(1,985)	214
Write-down of other real estate owned	—	50	67
Write-down of assets acquired	243	476	198
Deferred income taxes	(113)	2,678	(3,201)
(Increase) decrease in:
Accrued interest receivable	466	(227)	788
Prepaid income taxes	(78)	193	1,541
Other assets	(4,645)	(5,863)	(252)
Increase (decrease) in:
Income taxes payable	(1,115)	1,115	—
Accrued expenses and other liabilities	240	(3,115)	(123)

Net cash provided from operating activities	40,684	36,153	41,602

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,537	74,140	7,964
Proceeds from redemptions and maturities of securities available for sale	181,326	128,204	145,162
Proceeds from redemptions and maturities of securities held to maturity	26	49	28
Purchase of securities available for sale	(196,308)	(201,620)	(161,468)
Purchase of Federal Home Loan Bank of Boston stock	—	—	(8,192)
Net increase in loans	(103,837)	(73,420)	(232,246)
Purchase of bank premises and equipment	(2,095)	(2,079)	(2,607)
Sales of other real estate owned	—	50	350

Net cash used for investing activities	(118,351)	(74,676)	(251,009)

Cash flows from financing activities:
Increase (decrease) in demand deposits and NOW, savings and money market savings accounts	218,819	258,422	88,102
Increase (decrease) in certificates of deposit (excluding brokered deposits)	(41,607)	47,422	(41,523)
Decrease in brokered deposits	—	(26,381)	(10,593)
Proceeds from Federal Home Loan Bank of Boston advances	276,400	11,814,240	8,286,940
Repayment of Federal Home Loan Bank of Boston advances	(369,579)	(12,082,863)	(8,097,505)
Proceeds from federal funds purchased	13,000	—	—
Repayment of subordinated debt	—	—	(7,000)
Increase (decrease) in mortgagors' escrow accounts	(95)	283	604
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	130	1,334	1,073
Proceeds from exercise of stock options	—	3,102	1,214
Stock options granted	291	232	97
Purchase of treasury stock	—	—	(372)
Payment of dividends on common stock	(19,935)	(31,431)	(42,606)
Payment of dividend equivalent rights	—	(441)	(1,027)
Payment of dividends to minority owners of subsidiary	(481)	(333)	(375)
Proceeds from issuance of units of ownership to minority owners of subsidiary	111	106	106

Net cash provided from (used for) financing activities	77,054	(16,308)	177,135

Net decrease in cash and cash equivalents	(613)	(54,831)	(32,272)
Cash and cash equivalents at beginning of year	66,521	121,352	153,624

Cash and cash equivalents at end of year	$65,908	$66,521	$121,352

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$35,014	$55,203	$69,152
Income taxes	20,333	8,095	9,073
Transfer of securities from held to maturity to available for sale	86	—	—

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters

        Brookline Bancorp, Inc. (the "Company") is a Delaware chartered savings and loan holding company and the parent of Brookline Bank ("Brookline" or the "Bank"), a federally-chartered stock savings institution.

        Brookline operates twenty full service banking offices in Brookline and the greater Boston metropolitan area. The activities of Brookline include acceptance of personal and commercial business deposits, origination of mortgage loans on residential and commercial real estate located principally in Massachusetts, origination of commercial loans to small and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiary, Eastern Funding LLC, which is based in New York City. The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Office of Thrift Supervision ("OTS"). Brookline's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

        As a federally-chartered institution, Brookline is required to meet a qualified thrift lender test. Under that test, Brookline must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent twelve month period. A financial institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Brookline has met the requirements of the thrift lender test and, at December 31, 2010, 67.5% of its assets were in "qualified thrift investments".

        The accounting and reporting policies of the Company conform to general practices within the banking industry and to accounting principles generally applied in the United States of America. The Company's critical accounting policies relate to the allowance for loan losses, the valuation of investment securities and the evaluation of goodwill and identified intangible assets for impairment. The following is a description of those policies and the Company's other significant accounting policies.

Principles of Consolidation and Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Brookline and Brookline Securities Corp. ("BSC"). Brookline includes its wholly-owned subsidiaries, BBS Investment Corp. ("BBS") and Longwood Securities Corp. ("Longwood"), and its 85.1% owned subsidiary, Eastern Funding LLC (see note 2). BSC, BBS and Longwood are engaged in buying, selling and holding investment securities.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

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

        Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Restricted equity securities are carried at cost.

        Realized gains and losses are determined using the specific identification method. Management evaluates securities for other-than-temporary impairment on a quarterly basis. Factors considered in determining whether an impairment is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in the fair value of any security is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to income. Security transactions are recorded on the trade date.

Premiums and Discounts on Debt Securities

        Premiums and discounts on debt securities are amortized to expense and accreted to income over the life of the related debt security using the interest method. Premiums paid and discounts resulting from purchases of collateralized mortgage obligations ("CMOs") and pass-through mortgage-backed securities (collectively referred to as "mortgage securities") are amortized to expense and accreted to income over the estimated life of the mortgage securities using the interest method. At the time of purchase, the estimated life of mortgage securities is based on anticipated future prepayments of loans underlying the mortgage securities. The anticipated prepayments take into consideration several factors including the interest rates of the underlying loans, the contractual repayment terms of the underlying loans, the priority rights of the investor to the cash flow from the mortgage securities, the current and projected interest rate environment, and other economic conditions.

        When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

been applied since purchase. The unamortized premium or discount is adjusted to the new balance with a corresponding charge or credit to interest income.

Loans

        Loans the Company originates are reported at the principal amount outstanding, reduced by net deferred loan origination fees and unadvanced funds due borrowers on loans, and increased by deferred loan origination costs. Interest income on loans is accrued on unpaid principal balances as earned.

        Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method. Deferred amounts are recognized for fixed rate loans over the contractual life of the loans and for adjustable rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at origination date. Deferred loan origination costs include payments to dealers originating indirect automobile loans. The difference between the rate charged by a dealer to originate an indirect automobile loan and the "buy rate", or the rate earned by the Company, is referred to as the "spread". The computed dollar value of the spread paid to a dealer is amortized as a charge to income over the life of the loan. If a loan is prepaid, the unamortized portion of the loan origination costs not subject to rebate from the dealer is charged to income.

        Purchased loans that are not deemed impaired at acquisition are initially measured at fair value as of the acquisition date. Credit discounts representing losses of unpaid loan principal balances expected over the life of the loans are included in the determination of fair value. An allowance for credit losses is not recorded at the date loans are purchased. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for purchased loans is similar to originated loans. However, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.

Non-accrual Loans

        Accrual of interest on loans generally is discontinued when payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments received on non-accrual loans are recognized as income unless collection of unpaid principal is doubtful, in which case the payments are applied as a reduction of principal. Loans are generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been achieved.

Impaired Loans

        A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller balance homogeneous loans that are collectively

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio, except where the loan is classified as a troubled debt restructured loan. The Company has defined the population of impaired loans to be non-accrual loans, troubled debt restructured loans and other loans considered to be impaired as to principal and interest, consisting primarily of commercial and commercial mortgage loans, with principal amounts outstanding over a specific dollar amount. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent and its payment is expected solely based on the underlying collateral. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Specific reserves are established or collateral dependant impaired loan balances are charged down to the underlying collateral's fair value, if fair value is less than the book balance of the loan.

Troubled Debt Restructured Loans

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. Modifications may include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. The allowance for loan losses on troubled debt restructured loans is determined by discounting the restructured cash flows by the original effective rate. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time of the loan agreement is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if they are in compliance with the modified terms.

        Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan.

Allowance for Loan Losses

        The allowance for loan losses reflects management's estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a systematic process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, an estimate is made by management of the allowance needed for each of the following segments of the loan portfolio: (a) commercial real estate loans, (b) commercial loans, (c) indirect automobile loans and (d) consumer loans. Portfolio segments are further disaggregated into classes of loans. The establishment of the allowance for each portfolio segment is based on a process consistently applied that evaluates the risk characteristics relevant to each portfolio segment and takes into consideration multiple internal and external factors. Internal factors include (a) historic levels and trends in loan charge-offs, past due loans, risk rated loans, classified loans and impaired loans, (b) the pace of loan

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

growth, (c) underwriting policies and adherence to such policies, (d) changes in credit concentration, (e) the experience of lending personnel and (f) changes in management. External factors include (a) trends in the economy and employment, (b) industry conditions and (c) legislative and regulatory changes.

        The process to determine the allowance for loan losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolio segments and the effect of relevant internal and external factors. The reasonableness of prior judgments is evaluated on a quarterly basis by comparison of estimated loan losses to loan losses actually incurred. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to change the allowance based on their judgments of information available to them at the time of their examination.

        Additions to the allowance for loan losses are made by charges to the provision for loan losses. Losses on loans are deducted from the allowance when all or a portion of a loan is considered uncollectible. Indirect automobile loans are charged down to the fair value of the underlying collateral no later than when a loan is 120 days past due and is not in the process of collection through means such as insurance claims or bankruptcy rulings. Loans in the other portfolio segments are charged down to their net realizable value when management judges a loan to be uncollectible. Recoveries on loans previously charged off are added to the allowance when realized.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

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

Employee Benefits

        Costs related to Brookline's 401(k) plan, supplemental executive retirement agreements and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits are recognized through comprehensive income in the year in which changes occur.

        Compensation expense for the Employee Stock Ownership Plan ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

        The fair value of awarded shares of common stock and stock options is determined as of the grant date and is recorded as compensation expense over the period in which the shares of common stock and stock options vest.

Fair Value Measurements

        In general, fair values of financial instruments are based on quoted market prices, where available. If quoted market prices are not available due to inactive or illiquid markets, fair value is based on valuation techniques that utilize observable or unobservable inputs. Refer to the subsection of this note, "Recent Accounting Pronouncements—Fair Value Measurements", regarding new and revised disclosure requirements and to note 16 for information on the fair value of certain of the Company's financial assets and liabilities and how such fair values were determined.

Earnings Per Common Share

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of unearned ESOP shares and unvested recognition and retention plan shares. Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

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

        Tax positions that are more likely than not to be sustained upon a tax examination are recognized in the Company's financial statements to the extent that the benefit is greater than 50% likely of being recognized. Interest resulting from underpayment of income taxes is classified as income tax expense in the first period the interest would begin accruing according to the provision of the relevant tax law. Penalties resulting from underpayment of income taxes are classified as income tax expense in the period for which the Company claims or expects to claim an uncertain tax position or in the period in which the Company's judgment changes regarding an uncertain tax position.

        The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2010 and December 31, 2009.

Treasury Stock

        Common stock shares repurchased are recorded as treasury stock at cost.

Recent Accounting Pronouncements

        Fair Value Measurements.    On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-06, "Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 requires reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures became effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which became effective for fiscal years beginning after December 15, 2010. As of January 1, 2010, the Company adopted the portion of this Statement that became effective for reporting periods beginning after December 15, 2009. Adoption had no material effect on the Company's financial statements.

        Accounting for Transfer of Financial Assets.    In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("FASB ASC Topic 810"). This Statement was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

entity is no longer relevant for accounting purposes. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Adoption of this Statement, effective January 1, 2010, did not have a material effect on the Company's financial statements.

        Variable Interest Entities.    In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendment to FASB Interpretation No. 46 (R)" ("FASB ASC Topic 810"). This Statement was issued to improve financial reporting by enterprises involved with variable interest entities. FASB ASC Topic 810 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Adoption of this Statement, effective January 1, 2010, did not have a material effect on the Company's financial statements.

        Credit Quality of Financing Receivables and Allowance for Credit Losses.    In July, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This Statement significantly increases disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Statement requires reporting entities to make new disclosures about (a) the nature of credit risk inherent in the entity's portfolio of financing receivables (loans), (b) how that risk is analyzed and assessed in determining the allowance for credit (loan) losses and (c) the reasons for changes in the allowance for credit losses.

        The Statement requires disclosures related to the allowance for credit losses on a "portfolio segment" basis instead of on an aggregate basis. "Portfolio segment" is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. The Statement also establishes the concept of a "class of financing receivables". A class is generally a disaggregation of a portfolio segment. The Statement requires numerous disclosures at the class level including (a) delinquency and non-accrual information and related significant accounting policies, (b) impaired financing receivables and related significant accounting policies, (c) a description of credit quality indicators used to monitor credit risk and (d) modifications of financing receivables that meet the definition of a troubled debt restructuring. The Statement expands disclosure requirements to include all financing receivables that are individually evaluated for impairment and determined to be impaired, and requires the disclosures at the class level.

        Entities are required to disclose the activity within the allowance for credit losses, including the beginning and ending balance of the allowance for each portfolio segment, as well as current-period provisions for credit losses, direct write-downs charged against the allowance and recoveries of any amounts previously written off. Entities are also required to disclose the effect on the provision for credit losses due to changes in accounting policies or methodologies from prior periods.

        Public entities must provide disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

losses by portfolio segment) are required in interim and annual periods beginning on or after December 15, 2010. As this Statement amends only the disclosure requirements for loans and the allowance for loan losses, adoption did not have any impact on the Company's financial statements. Refer to notes 6 and 7 for presentation of the new required disclosures for loans and the allowance for loan losses.

(2) Acquisitions (Dollars in thousands unless otherwise noted)

Eastern Funding LLC ("Eastern Funding")

        On April 13, 2006, the Company through its wholly-owned subsidiary, Brookline Bank, completed a merger agreement increasing its ownership interest in Eastern Funding from 28.3% to 86.7%. Eastern Funding, which was founded by Michael J. Fanger in 1997, specializes primarily in the financing of coin-operated laundry, dry cleaning and convenience store equipment and businesses in the greater New York/New Jersey metropolitan area and selected other locations in the United States of America. The acquisition of a controlling interest in Eastern Funding enabled the Company to originate high yielding loans to small business entities. Mr. Fanger continues to serve as chief executive officer of Eastern Funding and he, along with a family member and three executive officers of Eastern Funding, own the minority interest position.

        As part of the merger, a member agreement was entered into which specifies the conditions under which the Company or the minority interest owners can buy or sell their ownership interests in Eastern Funding, and how the price of such purchases and sales is to be determined. The minority interest owners may not sell or transfer their interests to anyone other than the Company except for family-related transfers permitted under the member agreement. During a five year period subsequent to the date of the member agreement, Mr. Fanger is required to purchase additional units of interest in Eastern Funding depending on the magnitude of annual cash distributions of Eastern Funding's earnings. Mr. Fanger may also make discretionary purchases of additional units of ownership during the five year period subsequent to the date of the member agreement. The per unit price of all required and discretionary purchases by Mr. Fanger is book value as defined in the member agreement. The aggregate purchases made by Mr. Fanger may not increase by more than 5% his percentage of ownership of Eastern Funding as of the merger date. Mr. Fanger purchased required and discretionary units of interest which resulted in an increase in total minority interest ownership to 14.9% at December 31, 2010 from 14.4% prior to April 1, 2010, 14.0% prior to April 1, 2009 and 13.7% prior to April 1, 2008.

        Goodwill of $7,626 and identified intangible assets of $668 for the estimated value of Eastern Funding's customer list and $442 for the estimated value of the employment agreements with three executive officers were recognized at the time of the acquisition. The values assigned to the customer list and the employment agreements are being amortized over eight years and five years, respectively, on a straight-line basis. Amortization of the identified intangible assets was $172 for each of the years ended December 31, 2010, 2009 and 2008. Amortization expense will be $106 in 2011 and $84 in each of 2012 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(2) Acquisitions (Dollars in thousands unless otherwise noted) (Continued)

Mystic Financial, Inc. ("Mystic")

        On January 7, 2005, the Company acquired all of the outstanding common shares of Mystic, the holding company of Medford Co-operative Bank ("Medford"). Goodwill resulting from the acquisition was $35,615. A core deposit intangible asset of $11,841 recognized at the time of the acquisition is being amortized over nine years on an accelerated basis using the sum-of-the-digits method. Amortization of the core deposit intangible in the years ended December 31, 2010, 2009 and 2008 amounted to $1,052, $1,316 and $1,579, respectively. Amortization expense in the coming years ending December 31 will be as follows: $789 in 2011, $526 in 2012 and $263 in 2013.

First Ipswich Bancorp ("First Ipswich")

        On February 28, 2011, the Company expects to acquire all of the outstanding common and preferred shares of First Ipswich through payment of $19.7 million in cash. In connection with the acquisition, First Ipswich will merge into the Company and the Company will cease being a savings and loan holding company and become a bank holding company as a result of owning and operating two separate depository institutions, Brookline and First National Bank of Ipswich ("First National"). First National, a wholly-owned subsidiary of First Ipswich, is a full-service commercial bank with six banking offices serving individuals and businesses on the north shore of eastern Massachusetts and the Boston metropolitan area. The acquisition will expand the presence of the Company into a new market area and provide First National with resources that will enable it to offer more products to individuals and businesses in its market place.

        At December 31, 2010, First Ipswich had total assets of $270 million, including $206 million in loans, total liabilities of $256 million, including deposits of $220 million and stockholders' equity of $14 million. As of the acquisition date, the assets and liabilities of First Ipswich will be recorded at their fair value, with the resulting difference from their prior carrying value recorded as goodwill and identified intangible assets. The results of operations of First National subsequent to the date of acquisition will be included in the consolidated results of operations of the Company. Acquisition-related expenses of $663 were charged to the Company's earnings in the year ended December 31, 2010.

(3) Cash and Short-Term Investments (In thousands)

        Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $4,337 and $4,639 were maintained to satisfy federal regulatory requirements at December 31, 2010 and 2009, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(3) Cash and Short-Term Investments (In thousands) (Continued)

        Short-term investments are summarized as follows:

	December 31,
	2010	2009
Discount notes issued by U.S. Government-sponsored enterprises	$25,294	$18,993
Money market funds	20,601	25,202
Federal funds sold	1,562	4,691

	$47,457	$48,886

        Short-term investments are stated at cost which approximates market. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with maturities of 90 days or less.

(4) Investment Securities (In thousands unless otherwise noted)

        Securities available for sale and held to maturity are summarized below:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$152,036	$465	$736	$151,765
Municipal obligations	750	41	—	791
Auction rate municipal obligations	3,200	—	235	2,965
Corporate obligations	46,312	1,197	788	46,721
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	1,297	8	—	1,305
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	97,146	3,415	—	100,561

Total debt securities	300,741	5,126	1,759	304,108
Marketable equity securities	366	66	—	432

Total securities available for sale	$301,107	$5,192	$1,759	$304,540

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$—	$—	$—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(4) Investment Securities (In thousands unless otherwise noted) (Continued)

        As of December 31, 2010, mortgage-backed securities issued by U.S. Government-sponsored entities with an aggregate amortized cost of $86 and an aggregate estimated fair value of $97 were reclassified from securities held to maturity to securities available for sale. The reclassification resulted in an $11 increase in accumulated other comprehensive income as of December 31, 2010.

	December 31, 2009
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

        Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(4) Investment Securities (In thousands unless otherwise noted) (Continued)

        Investment securities at December 31, 2010 and 2009 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Debt securities:
U.S. Government-sponsored enterprises	$82,112	$736	$—	$—	$82,112	$736
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	2,965	235	2,965	235
Corporate obligations:
With other-than-temporary impairment loss	65	77	—	—	65	77
Without other-than-temporary impairment loss	3,806	27	1,719	684	5,525	711
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—

Total debt securities	85,983	840	4,684	919	90,667	1,759
Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$85,983	$840	$4,684	$919	$90,667	$1,759

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(4) Investment Securities (In thousands unless otherwise noted) (Continued)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Debt securities:
U.S. Government-sponsored enterprises	$73,559	$205	$—	$—	$73,559	$205
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	3,130	570	3,130	570
Corporate obligations:
With other-than-temporary impairment loss	—	—	151	39	151	39
Without other-than-temporary impairment loss	5,925	61	2,999	822	8,924	883
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	5,083	79	—	—	5,083	79

Total debt securities	84,567	345	6,280	1,431	90,847	1,776
Marketable equity securities	132	2	183	15	315	17

Total temporarily impaired securities	$84,699	$347	$6,463	$1,446	$91,162	$1,793

        At December 31, 2010, the Company did not intend to sell the corporate obligation with an other-than-temporary loss at that date and it is not likely that it will be required to sell that debt security before the anticipated recovery of its remaining amortized cost. The unrealized losses on the U.S. Government-sponsored enterprise debt securities, auction rate municipal obligations and corporate obligations without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade.

        At December 31, 2010, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Three of the issuers, representing 81% of the pool, have deferred making regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, the fair value of the debt security was determined to be $65 at December 31, 2010 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. Based on an analysis of projected cash flows as of December 31, 2010, the $77 unrealized loss on the debt security was recognized as a charge to comprehensive income. As of March 31, 2010, this same debt security had an unrealized loss of $49 which, based on an analysis of projected cash flows, was charged to earnings as a credit loss; a further unrealized loss of $69 on this same debt security had been charged to earnings as a credit loss in the year ended December 31, 2009.

        Impairment losses on securities charged to earnings in the years ended December 31, 2009 and 2008 were $744 and $2,635, respectively. In addition to the $69 of credit losses on the trust preferred security mentioned above, the losses resulted from write-downs in the carrying value of perpetual

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(4) Investment Securities (In thousands unless otherwise noted) (Continued)

preferred stock issued by the FNMA ($103 and $2,159, respectively) and Merrill Lynch & Co., Inc. (now Bank of America Corporation or "B of A") ($572 and $476, respectively). After the write-downs, the FNMA perpetual preferred stock was sold in the fourth quarter of 2009 at a gain of $14 and the B of A stock was sold in the second quarter of 2010 at a gain of $690.

        A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized in the years ended December 31, 2010 and 2009 follows:

	Year ended December 31,
	2010	2009
Beginning balance	$69	$—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	—	69
Amount of credit loss related to debt securities for which an other-than-temporary impairment was previously recognized	49	—

Balance of the amount related to credit losses on debt securities held at end of period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$118	$69

        The maturities of the investments in debt securities at December 31, 2010 are as follows:

	Available for sale
	Amortized cost	Estimated fair value
Within 1 year	$4,243	$4,285
After 1 year through 5 years	173,150	175,046
After 5 years through 10 years	103,293	105,645
Over 10 years	20,055	19,132

	$300,741	$304,108

        Actual maturities of debt securities issued by U.S. Government-sponsored enterprises may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At December 31, 2010, issuers of debt securities with an estimated fair value of approximately $151.8 million had the right to call or prepay the obligations, the scheduled maturities of which were $109.0 million after one through five years, $30.8 million after five years though ten years and $12.0 million after ten years.

        Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(4) Investment Securities (In thousands unless otherwise noted) (Continued)

        Write-downs and sales of investment securities are summarized as follows:

	Year ended December 31,
	2010	2009	2008
Write-downs and sales of debt securities:
Write-downs	$49	$69	$—
Proceeds from sales	1,319	74,093	7,850
Gross gains from sales	43	1,971	—
Write-downs and sales of marketable equity securities:
Write-downs	—	675	2,635
Proceeds from sales	1,218	47	114
Gross gains from sales	791	14	6
Gross losses from sales	—	—	220

(5) Restricted Equity Securities (Dollars in thousands unless otherwise noted)

        Restricted equity securities are as follows:

	December 31,
	2010	2009
Federal Home Loan Bank of Boston stock	$35,960	$35,960
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	122	122

	$36,335	$36,335

        As a voluntary member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to invest in stock of the FHLB in an amount ranging from 3.0% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At December 31, 2010, the Company's investment in FHLB stock exceeded its required investment by $19,060.

        On February 22, 2011, the FHLB announced preliminary unaudited financial results for the 2010 year of $106.6 million in net income. It previously reported a net loss of $186.8 million in the year 2009 and a net loss of $115.8 million in the year 2008. At December 31, 2010, the FHLB had retained earnings of $249.2 million. Previously, the FHLB had set a retained earnings target of $925.0 million, a target adopted in connection with the FHLB's revised operating plan to preserve capital in light of the various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB's portfolio of held-to-maturity private-label mortgage-backed securities. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB's net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB's portfolio of private-label mortgage-backed securities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(5) Restricted Equity Securities (Dollars in thousands unless otherwise noted) (Continued)

        The retained earnings target has increased significantly over the last two years particularly as the expected performance of private-label mortgage-backed securities deteriorated beyond prior estimates. Over time, as some unrealized losses become realized losses and the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, FHLB management has stated that it expects its retained earnings target to begin to decline. However, they expect that the retained earnings target will be sensitive to changes in the FHLB's risk profile, whether favorable or unfavorable. FHLB management stated that they have analyzed the likelihood of the FHLB meeting its retained earnings target over a five-year horizon and projects that the retained earnings target will be met within that time horizon. General economic developments more adverse than the FHLB's projections or other factors outside of the FHLB's control, however, could cause the FHLB to require additional time beyond the five year horizon to meet its retained earnings target.

        The FHLB's retained earnings target could be superseded by regulatory mandates, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB's currently targeted level. Moreover, management and the board of directors at the FHLB may, at any time, change the FHLB's methodology or assumptions for modeling the FHLB's retained earnings target. Either of these could result in the FHLB further increasing its retained earnings target.

        The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter's net income while the FHLB's retained earnings are less than its targeted retained earnings level. On February 22, 2011, the FHLB board of directors declared a quarterly dividend equal to an annual yield of 0.30% to be paid on March 2, 2011. The Company had dividend income on its FHLB stock of $1,221 in 2008, but no dividend income in 2010 and 2009.

        At December 31, 2010, the FHLB met its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB's private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(6) Loans (In thousands)

        A summary of loans follows:

	December 31,
	2010	2009
Commercial real estate loans:
Commercial real estate mortgage	$564,275	$524,567
Multi-family mortgage	420,782	374,695
Construction	18,195	18,161

Total commercial real estate loans	1,003,252	917,423

Commercial loans:
Commercial	96,735	93,673
Eastern Funding	203,816	165,671
Condominium association	42,399	37,453

Total commercial loans	342,950	296,797

Indirect automobile ("auto") loans	541,053	541,003

Consumer loans:
Residential mortgage	287,499	336,319
Home equity	58,621	51,054
Other consumer	4,966	6,245

Total consumer loans	351,086	393,618

Total loans excluding deferred loan origination costs	2,238,341	2,148,841
Deferred loan origination costs:
Auto loans	12,636	12,960
Eastern Funding loans	1,202	1,009
Other loans	1,359	1,485

Total loans	$2,253,538	$2,164,295

        The Company's lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island with the exception of lending by Eastern Funding, approximately two-thirds of which is in the greater New York/New Jersey metropolitan area and northeastern states and approximately one-third of which is in other areas in the United States of America.

Related Party Loans

        The Bank's authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(6) Loans (In thousands) (Continued)

extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, the extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

        The following table summarizes the change in the total amounts of loans and advances to directors and their affiliates during the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Balance at beginning of year	$16,053	$2,364
New loans granted during the year	605	14,436
Repayments	(259)	(747)

Balance at end of year	$16,399	$16,053

        All loans to related parties are performing as of December 31, 2010.

(7) Allowance for Loan Losses (In thousands unless otherwise noted)

        A summary of the movements in the allowance for loan losses for the years indicated follows:

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$31,083	$28,296	$24,445
Provision for loan losses	3,796	9,880	11,593
Charge-offs	(6,261)	(8,039)	(8,837)
Recoveries	1,077	946	1,095

Balance at end of year	$29,695	$31,083	$28,296

        The liability for unfunded credit commitments was reduced by credits to the provision for credit losses of $304 in 2008 and $100 in 2009. The liability for unfunded commitments remained at $1,083 at December 31, 2010 and 2009.

        Management has established a methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type into the following pools: (a) commercial real estate loans, (b) commercial loans, (c) auto loans and (d) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into the following three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans are divided into the following three classes: commercial loans, loans originated by Eastern Funding and loans to condominium associations. The auto loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

        The following is how management determines the balance of the allowance for loan losses for each segment and class of loans.

Commercial Real Estate Loans

        Commercial real estate loans are pooled by portfolio class. At December 31, 2010, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial real estate mortgage loans—25%, multi-family mortgage loans—19% and construction loans—1%.

        Loans in this portfolio segment that are on non-accrual status and/or risk rated "substandard" or worse and which have an outstanding balance of $500 and over are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based primarily on historic loan loss experience and an assessment of internal and external factors. (Refer to note 1, "Summary of Accounting Policies and Related Matters—Allowance for Loan Losses", for a description of such factors.) Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 26 years. The Company has a long history of low frequency of loss in these loan classes. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston metropolitan area and the effect the local economy could have on the collectibility of those loans. While unemployment is not as high as in other parts of the United States of America, it is nonetheless elevated in relation to historic trends. Further, the medical and education industries are major employers in the greater Boston metropolitan area. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston metropolitan area remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

        While the Company's construction loan portfolio is small, there are higher risks associated with such loans. The source of repayment for the majority of the construction loans is derived from the sale of constructed housing units. A project that is viable at the outset can experience losses when there is a drop in the demand for housing units. Typically, the level of loss in relation to the amount loaned is high when construction projects run into difficulty.

Commercial Loans

        Commercial loans are pooled by portfolio class. At December 31, 2010, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial loans—4.5%, Eastern Funding loans—9.1% and loans to condominium associations—1.7%.

        Loans in this portfolio segment that are on non-accrual status and/or risk rated "substandard" or worse and which have an outstanding balance of $500 and over ($100 and over for Eastern Funding loans) are evaluated on an individual basis for impairment. For non-impaired commercial loans, loss

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based on historic loan loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan charge-offs and recoveries by class covering 18 years for commercial loans, 5 years for Eastern Funding loans and 11 years for loans to condominium associations.

        Commercial loan losses have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. The risk characteristics described in the above subsection on commercial real estate loans regarding concentration of outstanding loans within the greater Boston metropolitan area and the status of the local economy are also applicable to the commercial loan and the condominium association loan classes. Also of note regarding commercial loans is that the Company has embarked on growing this class of lending by hiring four new small business lending officers and two new commercial loan officers. Until the economy improves, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

        Regarding loans to condominium associations, loan proceeds are generally used for capital improvements and loan payments are generally derived from ongoing association dues or special assessments. While the loans are unsecured, associations are permitted statutory liens on condominium units when owners do not pay their dues or special assessments. Proceeds from the subsequent sale of an owner unit can sometimes be a source for payment of delinquent dues and assessments. As the economy has weakened over the past two years, sales prices and the volume of sales of condominium units have declined. Accordingly, the risk of loss from loans to condominium associations has increased. These factors have been considered in determining the amount of allowance for loan losses established for this loan class.

        Eastern Funding specializes in the financing of coin-operated laundry, dry cleaning and convenience store equipment and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States of America. The loans are considered to be of higher risk because the borrowers are typically small business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan losses for this class were the 23% rate of growth of loans outstanding in 2010, the rise in loans delinquent over 30 days from $2.2 million (1.11% of loans outstanding) at September 30, 2010 to $3.0 million (1.46%) at December 31, 2010, and the increase in the total of loans on watch, restructured loans and non-accrual loans from $5.1 million at September 30, 2010 to $7.2 million at December 31, 2010. The effect of these trends was offset in part by the decline in the rate of net charge-offs, combined with write-downs of assets acquired, from 1.00% in the year 2009 to 0.67% in the year 2010.

Auto Loans

        The auto loan portfolio segment is considered to be comprised of one class. At December 31, 2010, auto loans (excluding deferred loan origination costs) equaled 24% of the Company's total loan portfolio. Determination of the allowance for loan losses for this segment is based primarily on assessment of trends in loan underwriting, loan loss experience, the economy and industry conditions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

Data is gathered on loan originations by year broken down into the following ranges of borrower credit scores: above 700, between 660 and 700, and below 660. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

        Due to rising delinquencies and charge-offs, as well as deterioration in the economy, underwriting criteria was tightened in the latter part of 2007 and 2008. As a result, the percent of loans made to borrowers with credit scores below 660 declined from 13.7% in 2006 and 11.8% in 2007 to 5.1% in 2008, 2.5% in 2009 and 2.0% in 2010. Despite further deterioration in the economy and rising unemployment, net loan charge-offs declined significantly from $6.7 million (1.12% of average loans outstanding) in 2008 to $5.7 million (1.00%) in 2009 and $3.0 million (0.55%) in 2010. This favorable trend was the primary reason for the reduction in the allowance for loan losses for this loan segment throughout 2010.

Consumer Loans

        Consumer loans are pooled by portfolio class. At December 31, 2010, loans outstanding within the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: residential mortgage loans—13%, home equity loans—2.6%, and other consumer loans—0.2%. Loans within the three classes that become 90 days or more past due or are placed on non-accrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

        Historically, losses in these classes have been negligible, although within the last year losses have resulted in a few instances resulting from economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston metropolitan area and the economic conditions in that area which were previously commented upon in the "Commercial Real Estate Loans" subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. Real estate values have declined appreciably in the past few years. Continuation of that trend as well as elevated unemployment in the greater Boston metropolitan area could cause certain borrowers to be unable to service their debt obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

Unallocated Allowance

        Determination of this portion of the allowance is a very subjective process. Management believes the unallocated allowance is an important component of the total allowance because it addresses the probable inherent risk of loss that exists in that part of the Company's loan portfolio with repayment terms extended over many years. It also helps to minimize the risk related to the margin of imprecision inherent with the estimation of the allocated components of the allowance. We have not allocated the unallocated portion of the allowance to the loan segments because such an allocation would imply a degree of precision that does not exist.

Allowance for Loan Losses and Recorded Investment in Loans

        The following table presents the changes in the allowance for loan losses and the recorded investment in loans by portfolio segment for the year ended December 31, 2010. The recorded investment represents the unpaid balance of loans outstanding and excludes deferred loan origination costs.

	Commercial real estate	Commercial	Auto	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Provision (credit) for loan losses	1,046	1,420	1,451	94	(215)	3,796
Charge-offs	(1,100)	(1,182)	(3,818)	(161)	—	(6,261)
Recoveries	5	202	840	30	—	1,077

Ending balance	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

Ending balance:
For impaired loans	$—	$413	$—	$35	$—	$448

For non-impaired loans	$12,398	$4,880	$6,952	$1,603	$3,414	$29,247

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans
Ending balance	$1,003,252	$342,950	$541,053	$351,086	$—	$2,238,341

Ending balance:
For impaired loans	$3,439	$4,061	$158	$4,751	$—	$12,409

For non-impaired loans	$999,813	$338,889	$540,895	$346,335	$—	$2,225,932

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

Credit Quality Information

        The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at December 31, 2010 by credit quality indicator.

	Commercial real estate	Multi-family	Construction	Commercial	Eastern Funding	Condominium association	Other Consumer
Loan rating:
Pass	$560,505	$419,818	$15,720	$92,828	$196,583	$42,399	$4,966
Criticized	3,770	964	2,475	3,907	7,233	—	—

	$564,275	$420,782	$18,195	$96,735	$203,816	$42,399	$4,966

	Auto		Residential Mortgage	Home Equity
Credit score:		Loan-to-value ratio:
Over 700	$456,089	Less than 50%	$73,583	$23,722
661 - 700	60,421	50% - 69%	110,205	17,423
660 and below	24,543	70% - 79%	88,151	14,280

	$541,053	80% and over	15,560	3,196

			$287,499	$58,621

        Loan rating is the credit quality indicator used to monitor several loan classes. At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate change to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel. Loans rated "pass" are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. "Criticized" loans include loans on watch, troubled debt restructured loans, loans on non-accrual and other impaired loans. These loans have a higher likelihood of loss. Depending on the size of a loan, loss exposure is evaluated on a loan by loan basis.

        Credit score is the credit quality indicator used for auto loans. A borrower's credit score is a good indicator of capacity to pay a loan. The Company's loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores below 660. Generally, the risk of loan loss increases as credit scores decrease. The breakdown of the amounts shown in the above table is based on borrower credit scores at the time of loan origination. Due to the weakening of the economy in the past few years, it is possible that the credit score of certain borrowers may have deteriorated since the time the loan was originated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

        Loan-to-value ratio is the credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at December 31, 2010 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at December 31, 2010 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the table. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at December 31, 2010. If the local economy is further weakened, a rise in losses in those loan classes could occur.

Age Analysis of Past Due Loans By Class

        The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) by class as of December 31, 2010.

	Past due
							Loans past due greater than 90 days and accruing
	31 - 60 days	61 - 90 days	Greater than 90 days	Total	Current	Total loans
Commercial real estate mortgage	$363	$—	$2,575	$2,938	$561,337	$564,275	$2,575
Multi-family mortgage	1,017	—	1,753	2,770	418,012	420,782	1,753
Construction	—	—	—	—	18,195	18,195	—
Commercial	—	—	1,574	1,574	95,161	96,735	1,574
Eastern Funding	1,264	1,062	595	2,921	200,895	203,816	—
Condominium association	—	20	—	20	42,379	42,399	—
Auto	6,999	447	158	7,604	533,449	541,053	—
Residential mortgage	761	—	—	761	286,738	287,499	—
Home equity	273	—	—	273	58,348	58,621	—
Other consumer	38	6	—	44	4,922	4,966	—

	$10,715	$1,535	$6,655	$18,905	$2,219,436	$2,238,341	$5,902

        Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

Impaired Loans

        Refer to note 1, "Summary of Significant Accounting Policies and Related Matters—Impaired Loans" for a description of the Company's accounting policy for impaired loans.

        The following table includes the recorded investment and unpaid principal balances of impaired loans with the related allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non-accrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans in the period reported.

	At December 31, 2010			Year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate loans	$—	$—	$—	$3,400	$45
Multi-family mortgage loans	964	964	—	965	50
Construction loans	2,475	3,275	—	2,475	—
Commercial loans—Eastern Funding	2,883	3,893	—	3,420	246
Auto loans	158	158	—	154	—
Residential mortgage loans	4,403	4,403	—	5,430	152
Home equity loans	—	—	—	272	15
Other consumer loans	—	—	—	1	—

	10,883	12,693	—	16,117	508

With an allowance recorded:
Commercial loans—Eastern Funding	1,178	1,318	413	1,329	89
Residential mortgage loans	323	323	10	327	10
Home equity loans	25	25	25	135	1

	1,526	1,666	448	1,791	100

Total:
Commercial real estate loans	3,439	4,239	—	6,840	95
Commercial loans	4,061	5,211	413	4,749	335
Auto loans	158	158	—	154	—
Consumer loans	4,751	4,751	35	6,165	178

	$12,409	$14,359	$448	$17,908	$608

Non-accrual Loans

        Refer to note 1, "Summary of Significant Accounting Policies and Related Matters—Non-accrual Loans" for a description of the Company's accounting policy for non-accrual loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Allowance for Loan Losses (In thousands unless otherwise noted) (Continued)

        The unpaid balance of loans on non-accrual by class as of December 31, 2010 and 2009 follows.

	December 31,
	2010	2009
Commercial real estate mortgage	$—	$2,000
Multi-family mortgage	964	935
Construction	2,475	—
Commercial	—	—
Eastern Funding	2,478	1,915
Condominium association	—	—
Auto	158	187
Residential mortgage	1,363	789
Home equity	25	407
Other consumer	—	—

Total	$7,463	$6,233

(8) Bank Premises and Equipment (In thousands)

        Bank premises and equipment consist of the following:

	December 31,
	2010	2009
Land	$62	$62
Office building and improvements	13,570	12,366
Furniture, fixtures and equipment	9,474	8,647

	23,106	21,075
Accumulated depreciation and amortization	11,980	10,390

	$11,126	$10,685

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(9) Deposits (In thousands)

        A summary of deposits, excluding brokered deposits, follows:

	December 31, 2010		December 31, 2009
	Amount	Weighted average rate	Amount	Weighted average rate
Demand checking accounts	$109,108	0.00%	$85,044	0.00%
NOW accounts	120,599	0.13	100,946	0.08
Savings accounts	114,258	0.58	94,883	0.69
Money market savings accounts	675,328	1.01	519,601	1.24

Total transaction deposit accounts	1,019,293	0.75	800,474	0.90

Certificate of deposit accounts maturing:
Within six months	326,419	1.45	504,659	2.36
After six months but within 1 year	287,930	1.47	190,792	1.74
After 1 year but within 2 years	131,308	1.51	109,055	2.13
After 2 years but within 3 years	17,607	3.00	8,707	3.10
After 3 years but within 4 years	10,223	2.93	9,075	3.80
After 4 years but within 5 years	18,119	2.58	10,925	2.94

Total certificate of deposit accounts	791,606	1.55	833,213	2.22

	$1,810,899	1.10%	$1,633,687	1.57%

        Certificate of deposit accounts issued in amounts of $100 or more totaled $355,994 and $360,582 at December 31, 2010 and 2009, respectively. There were no brokered deposits at December 31, 2010 and 2009.

        Interest expense on deposit balances is summarized as follows:

	Year ended December 31,
	2010	2009	2008
Deposits excluding brokered deposits:
NOW accounts	$152	$168	$229
Savings accounts	814	928	1,205
Money market savings accounts	6,546	5,711	6,158
Certificate of deposit accounts	13,908	23,785	31,853

Total deposits excluding brokered deposits	$21,420	$30,592	$39,445

Brokered deposits	$—	$425	$2,208

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(10) Borrowed Funds (In thousands unless otherwise noted)

        Borrowed funds are comprised of the following:

	December 31, 2010	December 31, 2009
Advances from the FHLB	$375,569	$468,766
Federal funds purchased overnight at 0.25%	13,000	—

Total borrowed funds	$388,569	$468,766

        Advances from the FHLB are comprised of the following:

	December 31, 2010		December 31, 2009
	Amount	Weighted average rate	Amount	Weighted average rate
Within 1 year	$65,554	2.24%	$213,334	3.11%
Over 1 year to 2 years	114,000	2.46	97,979	3.05
Over 2 years to 3 years	121,550	2.46	79,722	2.90
Over 3 years to 4 years	18,100	3.08	45,050	3.49
Over 4 years to 5 years	10,800	3.96	6,500	4.69
Over 5 years	45,565	4.50	26,181	4.90

	$375,569	2.74%	$468,766	3.22%

        Actual maturities of the advances may differ from those presented above since the FHLB has the right to call certain advances prior to the scheduled maturity. At December 31, 2010, $29 million of advances had callable features, including $22 million scheduled to mature after five years.

        The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(11) Income Taxes (Dollars in thousands)

        Income tax expense is comprised of the following amounts:

	Year ended December 31,
	2010	2009	2008
Current provision:
Federal	$14,986	$8,416	$9,421
State	4,283	2,319	2,023

Total current provision	19,269	10,735	11,444

Deferred provision (benefit):
Federal	(114)	2,014	(2,446)
State	1	664	(509)

Total deferred provision (benefit)	(113)	2,678	(2,955)

Total provision for income taxes	$19,156	$13,413	$8,489

        Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year ended December 31,
	2010	2009	2008
Expected income tax expense at statutory federal tax rate	$16,379	$11,602	$7,598
State taxes, net of federal income tax benefit	2,785	1,940	984
Dividend income received deduction	(11)	(23)	(50)
Tax exempt municipal income	(15)	(20)	(146)
Non-deductible portion of ESOP expense	77	77	91
Non-deductible expenses	211	—	342
Legislative change in state income tax rate	—	97	98
Income attributable to noncontrolling interest in subsidiary	(269)	(187)	(130)
Other, net	(1)	(73)	(298)

	$19,156	$13,413	$8,489

Effective income tax rate	40.9%	40.5%	39.1%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(11) Income Taxes (Dollars in thousands) (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for credit losses	$12,514	$13,191
Retirement and postretirement benefits	643	1,045
Recognition and retention plans	51	112
Write-downs of marketable equity securities	41	391
Non-accrual interest and partial write-downs on loans	1,346	—
Depreciation	676	749
Other	46	46

Total gross deferred tax assets	15,317	15,534

Deferred tax liabilities:
Identified intangible assets and goodwill	1,807	2,165
Unrecognized gain relating to postretirement obligation	117	154
Savings Bank Life Insurance Company stock	103	103
Deferred loan origination costs	493	442
Unrealized gain on securities available for sale	1,247	1,125
Capitalized servicing rights	51	61
Acquisition fair value adjustments	1,258	1,263
Other	35	43

Total gross deferred tax liabilities	5,111	5,356

Net deferred tax asset	$10,206	$10,178

        For federal income tax purposes, the Company has a $1,801 reserve for loan losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, no provision has been made for the $747 liability that would result if 100% of the reserve were recaptured.

        The Company is subject to federal examinations for tax years after December 31, 2006 and state examinations for tax years after December 31, 2005.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Employee Benefits (In thousands except share and per share amounts) (Continued)

        The following table provides the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income.

	Year ended December 31,
	2010	2009	2008
Net periodic benefit cost:
Service cost	$70	$56	$53
Interest cost	64	52	48
Prior service cost	(21)	(21)	(21)
Actuarial gain	—	(10)	(11)

Net periodic benefit cost	$113	$77	$69

Changes in postretirement benefit obligation recognized in other comprehensive income:
Net gain	$(6)	$(6)	$(4)
Prior service credit	(82)	(24)	(17)

Total postretirement benefit credit recognized in other comprehensive income	$(88)	$(30)	$(21)

        The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 5.75% in the years 2010, 2009 and 2008 and 5.25% at December 31, 2010. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $21.

        The liability for the postretirement benefits included in accrued expenses and other liabilities was $1,338 at December 31, 2010 and $1,148 at December 31, 2009.

        The actual health care trend used to measure the accumulated postretirement benefit obligation was 2.0% in 2010 and 11.2% in 2011 and is assumed to be in the range of 7.1% to 9.3% through 2015 and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement benefit costs	$29	$(23)
Effect on the accumulated postretirement benefit obligation	239	(194)

401(k) Plan

        The Company maintains a 401(k) plan which is a qualified, tax-exempt profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of twenty one and having completed one thousand hours of service in a plan year is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Employee Benefits (In thousands except share and per share amounts) (Continued)

laws. The Company contributes to the plan an amount equal to 5% of the compensation of eligible employees, subject to certain limits based on federal tax laws, but does not match employee contributions to the plan. Expense for the Company plan contributions was $770 in 2010, $718 in 2009 and $626 in 2008.

Supplemental Executive Retirement Agreements

        Total expense for benefits payable under agreements that provide supplemental retirement benefits to two executive officers amounted to none in 2010, $105 in 2009 and $633 in 2008. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2010 and 2009 amounted to $329 and $1,370, respectively. The reduction resulted from payment of benefits owed to one executive officer who retired in 2010.

Employee Stock Ownership Plan

        A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2010 and 2009, which was $3,002 and $3,252, respectively, is eliminated in consolidation.

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

        At December 31, 2010, the ESOP held 424,422 unallocated shares at an aggregate cost of $2,314; the market value of such shares at that date was $4,605. Compensation and employee benefits expense was $482 in 2010, $493 in 2009 and $545 in 2008 based on the commitment to release to eligible employees 48,182 shares in 2010, 50,157 shares in 2009 and 52,213 shares in 2008.

Recognition and Retention Plans

        The Company has a recognition and retention plan, the "2003 RRP." A prior plan, the "1999 RRP," terminated on April 19, 2009. Under both of the plans, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009. As of that date, no shares remained available for award under that plan. On March 16, 2010, 7,470 shares were awarded under the 2003 RRP which will vest on March 16, 2011. On August 4, 2010, 25,000 shares were awarded under the 2003 RRP which will vest on August 4, 2012. On October 6, 2010, 8,500 shares were awarded under the 2003 RRP

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Employee Benefits (In thousands except share and per share amounts) (Continued)

which will vest on October 6, 2012. Another 8,889 shares previously awarded under the 2003 RRP vested on March 16, 2010. As of December 31, 2010, the number of shares available for award under the 2003 RRP was 87,861 shares.

        Total expense for the RRP plans was $139 in 2010, $143 in 2009 and $2,123 in 2008. The expense to be recognized for unvested shares at December 31, 2010 will be $182 in 2011. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $5 in 2010, $5 in 2009 and $112 in 2008.

Stock Option Plans

        The Company has a stock option plan, the "2003 Option Plan." A prior plan, the "1999 Option Plan," terminated on April 19, 2009. Under both of the plans, shares of the Company's common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.

        The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. On March 16, 2010, 52,333 options were awarded under the 2003 Option Plan, of which half vested immediately and half will vest on March 16, 2011. On March 24, 2010, 45,000 options were awarded under the 2003 Option Plan, all of which vested on December 31, 2010. On October 6, 2010 and October 20, 2010, 2,500 options and 5,000 options, respectively, were awarded under the 2003 Option Plan, which will vest on October 6, 2011 and October 20, 2011, respectively. As of December 31, 2010, 1,371,655 options were available for award under the Company's 2003 Stock Option Plan.

        Total expense for the stock option plans amounted to $291 in 2010, $232 in 2009 and $98 in 2008. In accordance with the terms of the Plans, dividend equivalent rights amounting to none in 2010, $441 in 2009 and $1,027 in 2008 were paid to holders of unexercised vested options. The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $0, $2,973 and $2,830, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Employee Benefits (In thousands except share and per share amounts) (Continued)

        Activity under the option plans was as follows:

	Year ended December 31,
	2010	2009	2008
Options outstanding at beginning of year	1,396,512	2,249,961	2,722,960
Options exercised at:
$4.944 per option	—	(627,135)	(622,162)
$9.47 to $9.99 per option	—	(544,451)	—
$10.05 to $10.36 per option	—	(77,956)	—
Reload options granted at:
$9.47 to $9.99 per option	—	376,666	167,785
$10.05 to $11.00 per option	—	224,288	25,378
Options awarded at:
$9.00 per option	—	72,512	—
$9.90 to $10.12 per option	7,500	—	—
$10.71 to $10.78 per option	97,333	—	—
$11.84 per option	—	50,000	—
Forfeited options:
$12.91 per option	—	—	(40,000)
$15.02 per option	(373,000)	—	(4,000)
Reload options not exercised by their expiration date ($10.69 to $11.00 per option)	—	(327,373)	—

Options outstanding at end of year	1,128,345	1,396,512	2,249,961

Exercisable as of December 31 at:
$4.944 per option	—	—	627,135
$9.00 to $9.95 per option	72,512	36,256	167,785
$10.05 to $11.00 per option	71,167	—	181,041
$11.84 to $12.91 per option	54,000	28,000	2,000
$15.02 per option	896,000	1,269,000	1,269,000

Total options exercisable at end of year	1,093,679	1,333,256	2,246,961

Aggregate intrinsic value of options outstanding and exercisable	$141	$33	$3,789

Weighted average exercise price per option outstanding	$14.08	$14.59	$11.43

Weighted average exercise price per option exercisable	$14.19	$14.79	$11.44

Weighted average fair value per option of options granted during the year	$2.20	$0.54	$0.50

Weighted average remaining contractual life in years at end of year	4.0	4.2	2.9

        To calculate the weighted average data presented in this note and the compensation expense presented in the accompanying financial statements, the fair value of each stock option award was

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Employee Benefits (In thousands except share and per share amounts) (Continued)

estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Year ended December 31,
	2010	2009	2008
Dividend yield	3.18%	6.88%	7.84%
Expected volatility	27.09	23.33	19.13
Risk-free interest rate	2.67	1.00	2.84
Expected life of options	6.1 years	1.7 years	1.1 years

(13) Commitments and Contingencies (In thousands)

Off-Balance Sheet Financial Instruments

        The Company is party to off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Financial instruments with off-balance sheet risk at the dates indicated follow:

	December 31,
	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans:
One-to-four family mortgage	$16,490	$150
Multi-family mortgage	17,600	14,190
Commercial real estate mortgage	47,232	27,660
Commercial	54,074	29,455
Unadvanced portion of loans	154,967	131,171
Unused lines of credit:
Equity	63,138	54,923
Other	4,072	5,900

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(13) Commitments and Contingencies (In thousands) (Continued)

credit-worthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower.

Lease Commitments

        The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ending December 31:
2011	$2,138
2012	1,666
2013	1,319
2014	1,206
2015	1,102

        The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $2,445 in 2010, $2,179 in 2009 and $2,024 in 2008.

Legal Proceedings

        In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(14) Stockholders' Equity (In thousands except share and per share amounts)

Preferred Stock

        The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law, and the Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2010, there were no shares of preferred stock issued.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(14) Stockholders' Equity (In thousands except share and per share amounts) (Continued)

Common Stock Repurchases

        In 2010 and 2009, no shares of the Company's common stock were repurchased. In 2008, the Company repurchased 40,100 shares of its common stock at a total cost of $372, or $9.28 per share including transaction costs.

        As of December 31, 2010, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

        Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account. The liquidation account totaled $26,028 (unaudited) at December 31, 2010.

(15) Regulatory Capital Requirements (In thousands)

        OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

        Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions with respect to an under-capitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations established a framework for the classification of depository institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Total risk-based capital ratio of at least 10.0%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(15) Regulatory Capital Requirements (In thousands) (Continued)

        The following table reconciles stockholders' equity under U.S. generally accepted accounting principles ("GAAP") with regulatory capital for the Bank at the dates indicated.

	December 31,
	2010	2009
Stockholders' equity (GAAP)	$417,291	$407,597
Deduct disallowed unrealized gains on debt securities available for sale	(1,868)	(1,595)
Deduct disallowed identified intangible assets and loan servicing assets	(9,621)	(10,869)

Regulatory capital (tangible capital)	405,802	395,133
Add allowance for loan losses equal to 1.25% of adjusted total assets	28,867	27,331

Total risk-based capital	$434,669	$422,464

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

        The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2010 and 2009 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

			OTS requirements
	Bank actual		Minimum capital adequacy		Classified as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010:
Tangible capital	$405,802	15.4%	$39,471	1.5%
Tier 1 (core) capital	405,802	15.4	105,255	4.0	$131,569	5.0%
Risk-based capital:
Tier 1	405,802	17.6			138,510	6.0
Total	434,669	18.8	184,680	8.0	230,850	10.0

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(15) Regulatory Capital Requirements (In thousands) (Continued)

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

(16) Fair Value of Financial Instruments (In thousands)

        The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:

	December 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and due from banks	$18,451	$18,451	$17,635	$17,635
Short-term investments	47,457	47,457	48,886	48,886
Securities	340,875	340,875	329,470	329,479
Loans, net	2,223,843	2,253,412	2,133,212	2,144,754
Accrued interest receivable	8,596	8,596	9,062	9,062
Financial liabilities:
Demand, NOW, savings and money market savings deposits	1,019,293	1,019,293	800,474	800,474
Certificates of deposit	791,606	795,210	833,213	836,752
Borrowed funds	388,569	392,646	468,766	469,756

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(16) Fair Value of Financial Instruments (In thousands) (Continued)

        The following table presents the balances of certain assets reported at fair value as of December 31, 2010:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$151,765	$—	$151,765
Municipal obligations	—	791	—	791
Auction rate municipal obligations	—	—	2,965	2,965
Corporate obligations	—	46,083	638	46,721
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	1,305	—	1,305
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	100,561	—	100,561
Marketable equity securities	432	—	—	432

Securities available for sale	$432	$300,505	$3,603	$304,540

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$2,475	$—	$2,475
Repossessed vehicles	—	524	—	524
Repossessed equipment	—	179	—	179

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(16) Fair Value of Financial Instruments (In thousands) (Continued)

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

        The securities comprising the balance in the level 3 column at December 31, 2010 included $3,200 of auction rate municipal obligations and $1,092 of pools of trust preferred obligations, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $2,965 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $638.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(16) Fair Value of Financial Instruments (In thousands) (Continued)

        In 2010, the fair value of securities available for sale using significant unobservable inputs (level 3) declined by $835. Auction rate municipal obligations decreased $165 due to payments of $500 on auction rate municipal obligations offset by a $335 increase in estimated fair value due to a market valuation adjustment after a recent tender offer by one of the issuers of the obligations. Corporate obligations decreased as a result of a full redemption of the trust preferred obligation issued by a financial institution that had a fair value of $500 at December 31, 2009, a $20 pay down of a trust preferred obligation and a $150 net reduction in the estimated fair value of the pools of trust preferred obligations, after inclusion of $49 which was recognized as a credit loss charged to earnings.

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

Securities

        The fair value of securities is based principally on market prices and dealer quotes received from third party pricing services, where available. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value. (See note 5.)

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

Borrowed Funds

        The fair value of borrowings from the FHLB represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The fair value of federal funds purchased is equal to the amount borrowed.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(16) Fair Value of Financial Instruments (In thousands) (Continued)

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

        The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements.

(17) Condensed Parent Company Financial Statements (In thousands)

        Condensed parent company financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 follow. The statement of stockholders' equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(17) Condensed Parent Company Financial Statements (In thousands) (Continued)

Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$383	$450
Short-term investments	560	60
Loan to subsidiary bank ESOP	3,002	3,252
Investment in subsidiaries, at equity	456,345	445,281
Goodwill	35,615	35,615
Prepaid income taxes	—	1,528
Other assets	20	1,311

Total assets	$495,925	$487,497

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$482	$180
Stockholders' equity	495,443	487,317

Total liabilities and stockholders' equity	$495,925	$487,497

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(17) Condensed Parent Company Financial Statements (In thousands) (Continued)

Statements of Income

	Year ended December 31,
	2010	2009	2008
Dividend income from subsidiaries	$17,419	$44,581	$15,000
Interest income:
Short-term investments	1	2	138
Loan to subsidiary bank ESOP	267	290	312

Total income	17,687	44,873	15,450

Expenses:
Interest on subordinated debt	—	—	65
Directors' fees	240	108	108
Delaware franchise tax	192	168	168
Professional fees	703	48	75
Other	143	153	204

Total expenses	1,278	477	620

Income before income taxes and distributions in excess of net income of subsidiaries	16,409	44,396	14,830
Income tax expense	28	27	100

Income before distributions in excess of net income of subsidiaries	16,381	44,369	14,730
Distributions less than (in excess of) net income of subsidiaries	10,491	(25,169)	(1,880)

Net income	$26,872	$19,200	$12,850

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(17) Condensed Parent Company Financial Statements (In thousands) (Continued)

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$26,872	$19,200	$12,850
Adjustments to reconcile net income to net cash provided from operating activities:
Distributions (less than) in excess of net income of subsidiaries	(10,491)	25,169	1,880
Accretion of acquisition fair value adjustments	—	—	(8)
Decrease (increase) in prepaid income taxes	1,528	(1,310)	1,529
Decrease (increase) in other assets	1,832	(2,194)	1,606
Increase (decrease) in accrued expenses and other liabilities	302	(31)	152

Net cash provided from operating activities	20,043	40,834	18,009

Cash flows from investing activities:
Investment in subsidiary	—	(26,564)	—
Return of capital from subsidiaries	—	10,580	4,900
Repayment of ESOP loan by subsidiary bank	250	250	250
Payment from subsidiary bank for shares vested in recognition and retention plans	80	2,049	2,296

Net cash provided from (used for) investing activities	330	(13,685)	7,446

Cash flows from financing activities:
Payment of dividends on common stock	(20,070)	(32,127)	(44,055)
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distribution on allocated ESOP shares	130	1,334	1,073
Exercise of stock options	—	3,102	1,214
Purchase of treasury stock	—	—	(372)
Repayment of subordinated debt	—	—	(7,000)

Net cash used for financing activities	(19,940)	(27,691)	(49,140)

Net increase (decrease) in cash and cash equivalents	433	(542)	(23,685)
Cash and cash equivalents at beginning of year	510	1,052	24,737

Cash and cash equivalents at end of year	$943	$510	$1,052

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$—	$—	$198
Interest on subordinated debt	—	—	138

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(18) Quarterly Results of Operations (Unaudited, dollars in thousands except per share amounts)

	2010 Quarters
	Fourth	Third	Second	First
Interest income	$32,053	$32,451	$32,775	$32,830
Interest expense	7,652	8,183	9,047	9,685

Net interest income	24,401	24,268	23,728	23,145
Provision for credit losses	1,317	551	661	1,267

Net interest income after provision for credit losses	23,084	23,717	23,067	21,878
Penalty from prepayment of borrowed funds	—	(555)	(913)	—
Gain on sales of securities, net	—	—	834	—
Loss on impairment of securities, net	—	—	—	(49)
Other non-interest income	1,036	927	1,132	825
Amortization of identified intangible assets	(306)	(306)	(306)	(306)
Other non-interest expense	(12,290)	(11,587)	(11,692)	(11,394)

Income before income taxes	11,524	12,196	12,122	10,954
Provision for income taxes	4,918	4,923	4,876	4,439

Net income	6,606	7,273	7,246	6,515
Less net income attributable to noncontrolling interest in subsidiary	208	235	163	162

Net income attributable to Brookline Bancorp, Inc.	$6,398	$7,038	$7,083	$6,353

Earnings per share:
Basic	$0.11	$0.12	$0.12	$0.11
Diluted	0.11	0.12	0.12	0.11

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(18) Quarterly Results of Operations (Unaudited, dollars in thousands except per share amounts) (Continued)

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