Form 10-Q
period 2011-03-31
BROOKLINE BANCORP INC
filed 2011-05-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, the number of shares of common stock, par value $0.01 per share, outstanding was 59,071,656.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$23,241	$18,451
Short-term investments	73,165	47,457
Securities available for sale	318,597	304,540
Restricted equity securities	39,612	36,335
Loans	2,524,989	2,253,538
Allowance for loan losses	(30,048)	(29,695)
Net loans	2,494,941	2,223,843
Accrued interest receivable	9,463	8,596
Bank premises and equipment, net	20,063	11,126
Deferred tax asset	13,552	10,206
Prepaid income taxes	—	78
Goodwill	46,854	43,241
Identified intangible assets, net of accumulated amortization of $11,376 and $11,081, respectively	5,569	1,871
Other assets	12,715	14,798
Total assets	$3,057,772	$2,720,542

LIABILITIES AND EQUITY
Deposits	$2,118,259	$1,810,899
Borrowed funds	408,194	388,569
Mortgagors’ escrow accounts	6,393	5,843
Income taxes payable	2,621	—
Accrued expenses and other liabilities	21,935	17,283
Total liabilities	2,557,402	2,222,594

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,445,389 shares and 64,445,389 shares issued, respectively	644	644
Additional paid-in capital	524,671	524,515
Retained earnings, partially restricted	34,618	32,357
Accumulated other comprehensive income	2,007	2,348
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP — 412,869 shares and 424,422 shares, respectively	(2,251)	(2,314)
Total Brookline Bancorp, Inc. stockholders’ equity	497,582	495,443
Noncontrolling interest in subsidiary	2,788	2,505
Total equity	500,370	497,948

Total liabilities and equity	$3,057,772	$2,720,542

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended March 31,
	2011	2010
	(unaudited)
Interest income:
Loans	$31,391	$30,868
Debt securities	1,757	1,923
Short-term investments	24	15
Equity securities	37	24
Total interest income	33,209	32,830

Interest expense:
Deposits	4,895	5,911
Borrowed funds	2,608	3,774
Total interest expense	7,503	9,685

Net interest income	25,706	23,145
Provision for credit losses	1,059	1,267
Net interest income after provision for credit losses	24,647	21,878

Non-interest income:
Fees, charges and other income	1,280	825
Gain on sales of securities	80	—
Impairment losses on securities	—	(49)
Total non-interest income	1,360	776

Non-interest expense:
Compensation and employee benefits	6,811	5,632
Occupancy	1,374	1,101
Equipment and data processing	2,075	1,825
Professional services	789	936
FDIC insurance	434	416
Advertising and marketing	321	129
Amortization of identified intangible assets	296	306
Other	1,349	1,355
Total non-interest expense	13,449	11,700

Income before income taxes	12,558	10,954
Provision for income taxes	5,008	4,439
Net income	7,550	6,515

Less net income attributable to noncontrolling interest in subsidiary	283	162
Net income attributable to Brookline Bancorp, Inc.	$7,267	$6,353

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.12	$0.11
Diluted	0.12	0.11

Weighted average common shares outstanding during the period:
Basic	58,611,488	58,554,922
Diluted	58,618,309	58,559,786

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended March 31,
	2011	2010
	(unaudited)

Net income	$7,550	$6,515

Other comprehensive income, net of taxes:
Unrealized securities holding (losses) gains excluding non-credit gain on impairment of securities	(431)	1,130
Non-credit gain on impairment of securities	2	—
Net unrealized securities holding (losses) gains before income taxes	(429)	1,130
Income tax (benefit) expense	(142)	421
Net unrealized securities holding (losses) gains	(287)	709

Adjustment of accumulated obligation for postretirement benefits	(5)	(5)
Income tax benefit	2	2
Net adjustment of accumulated obligation for postretirement benefits	(3)	(3)

Net unrealized holding (losses) gains	(290)	706

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	80	—
Impairment losses on securities	—	(49)
Income tax (expense) benefit	(29)	17
Net securities gains (losses) included in net income	51	(32)

Net other comprehensive (loss) income	(341)	738

Comprehensive income	7,209	7,253

Net income attributable to noncontrolling interest in subsidiary	(283)	(162)

Comprehensive income attributable to Brookline Bancorp, Inc.	$6,926	$7,091

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

Net income attributable to Brookline Bancorp, Inc.	—	—	6,353	—	—	—	6,353	—	6,353

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	162	162

Other comprehensive income	—	—	—	738	—	—	738	—	738

Common stock dividends of $0.085 per share	—	—	(5,017)	—	—	—	(5,017)	—	(5,017)

Expense of stock options granted	—	117	—	—	—	—	117	—	117

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	129	—	—	—	—	129	—	129

Compensation under recognition and retention plan	—	20	—	—	—	—	20	—	20

Common stock held by ESOP committed to be released (12,045 shares)	—	56	—	—	—	66	122	—	122

Balance at March 31, 2010	$644	$524,058	$26,756	$2,939	$(62,107)	$(2,511)	$489,779	$2,268	$492,047

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Three Months Ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

Net income attributable to Brookline Bancorp, Inc.	—	—	7,267	—	—	—	7,267	—	7,267

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	283	283

Other comprehensive loss	—	—	—	(341)	—	—	(341)	—	(341)

Common stock dividends of $0.085 per share	—	—	(5,006)	—	—	—	(5,006)	—	(5,006)

Expense of stock options granted	—	37	—	—	—	—	37	—	37

Compensation under recognition and retention plan	—	59	—	—	—	—	59	—	59

Common stock held by ESOP committed to be released (11,553 shares)	—	60	—	—	—	63	123	—	123

Balance at March 31, 2011	$644	$524,671	$34,618	$2,007	$(62,107)	$(2,251)	$497,582	$2,788	$500,370

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$7,267	$6,353
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	283	162
Provision for credit losses	1,059	1,267
Depreciation and amortization	410	374
Net amortization of securities premiums and discounts	573	608
Amortization of deferred loan origination costs	2,359	2,292
Amortization of identified intangible assets	296	306
Amortization (accretion) of acquisition fair value adjustments	(137)	4
Amortization of mortgage servicing rights	6	7
Gain on sale of securities	(80)	—
Impairment losses on securities	—	49
Write-down of assets acquired	55	54
Compensation under recognition and retention plan	59	20
Release of ESOP shares	123	122
Deferred income taxes	(131)	(129)
(Increase) decrease in:
Accrued interest receivable	(131)	277
Prepaid income taxes	78	—
Other assets	5,566	(937)
Increase in income taxes payable	3,042	2,360
Decrease in accrued expenses and other liabilities	(1,964)	(126)
Net cash provided from operating activities	18,733	13,063

Cash flows from investing activities:
Proceeds from principal repayments of securities available for sale	25,777	46,523
Proceeds from sale of securities of securities available for sale	124	—
Proceeds from principal repayments of securities held to maturity	—	1
Purchase of securities available for sale	(25,552)	(54,896)
Net increase in loans	(71,301)	(13,492)
Acquisition, net of cash and cash equivalents acquired	5,792	—
Purchase of bank premises and equipment	(329)	(464)
Net cash used for investing activities	(65,489)	(22,328)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Three months ended March 31,
	2011	2010
	(unaudited)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$108,039	$65,721
Decrease in certificates of deposit	(12,878)	(44,641)
Proceeds from Federal Home Loan Bank of Boston advances	918,000	62,000
Repayment of Federal Home Loan Bank of Boston advances	(916,471)	(65,252)
Repayment of federal funds purchased	(13,000)	—
Repayment of other borrowings	(1,470)	—
Increase in mortgagors’ escrow accounts	3	492
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	129
Expense of stock options granted	37	117
Payment of dividends on common stock	(5,006)	(5,017)
Net cash provided from financing activities	77,254	13,549

Net increase in cash and cash equivalents	30,498	4,284
Cash and cash equivalents at beginning of period	65,908	66,521
Cash and cash equivalents at end of period	$96,406	$70,805

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$8,070	$9,680
Income taxes	2,012	2,077

Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$245,752	$—
Liabilities assumed	251,544	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(1)                     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiaries, BBS Investment Corporation and Longwood Securities Corp., and its 85.1% (85.6% prior to April 1, 2010) owned subsidiary, Eastern Funding LLC (“Eastern”). The consolidated financial statements also include the accounts of First Ipswich Bancorp and its subsidiaries which were acquired February 28, 2011. (See note 2).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29 as an amendment to standards related to business combinations (Topic 805) by (i) providing clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required when comparative financial statements are presented and (ii) requiring entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. For Brookline, these amendments are effective for business combinations for which the acquisition date is on or after January 1, 2011.

In April 2011, the FASB issued an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment clarifies a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. This amendment is effective for periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the disclosure impact of adopting this standard on its consolidated financial statements.

(2)                     Acquisitions (Dollars in thousands except share data or unless otherwise noted)

First Ipswich Bancorp

On February 28, 2011 (the “Acquisition Date”), the Company acquired First Ipswich Bancorp, the bank holding company for The First National Bank of Ipswich (“Ipswich”). As part of the acquisition, First Ipswich Bancorp was effectively merged into the Company and no longer exists as a separate entity.  Ipswich, a commercial bank with six branches serving individuals and businesses on the north shore of eastern Massachusetts and in the Boston metropolitan area, continues to operate as a separate bank and has become a subsidiary of the Company. The acquisition expands the presence of the Company into a new market area in Massachusetts and provides Ipswich with resources to expand its product offerings to individuals and businesses in its market area.

Total consideration paid in the acquisition consisted of approximately $19.7 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Acquisition Date and the Company’s consolidated results of operations for the three months ended March 31, 2011 include the results of Ipswich since the Acquisition Date. Expenses relating to the transaction totaling $150 were recorded in professional services expense in the three months ended March 31, 2011. The revenue and net income of Ipswich since the Acquisition Date included in the Company’s consolidated statement of income for the three months ended March 31, 2011 and the revenue

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

and net income of the combined entity had the acquisition date been January 1, 2010 are as follows:

	Revenue	Net income

Ipswich — actual for the month ended March 31, 2011	$1,163	$69

Supplemental pro forma:
Three months ended March 31 2011	37,999	7,227

Three months ended March 31, 2010	37,332	4,860

Supplemental pro forma net income for the three months ended March 31, 2011 was adjusted to exclude $1,482 ($1,050 on an after-tax basis) of acquisition-related expenses incurred in that period and to include $223 ($134 on an after-tax basis) of net expense resulting from fair value adjustments. Pro forma net income for the three months ended March 31, 2010 was adjusted to include $1,482 ($1,050 on an after-tax basis) of acquisition-related expenses and $339 ($201 on an after-tax basis) of net expense resulting from fair value adjustments. The goodwill represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the periods presented, nor is it indicative of future results for any other interim or full year period.

The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

Assets:
Cash and cash equivalents	$25,463
Securities available for sale	15,392
Restricted equity securities	3,277
Loans, net	203,119
Bank premises and equipment	9,035
Goodwill	3,613
Core deposit intangible	3,994
Deferred tax asset	3,042
Other assets	4,280
Total assets	271,215

Liabilities:
Deposits	212,235
Federal Home Loan Bank advances	15,247
Other borrowings	17,331
Other liabilities	6,731
Total liabilities	251,544

Net assets acquired	$19,671

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Goodwill resulting from the acquisition was determined as follows:

Cash paid in acquisition			$19,671

Ipswich stockholders’ equity at acquisition date		$13,605
Adjustments to record assets acquired at fair value:
Loans	$869
Bank premises and equipment	1,069
Reversal of existing goodwill	(628)
Reversal of existing core deposit intangible	(236)
Core deposit intangible	3,994
Other assets	(142)
	4,926
Adjustments to record liabilities assumed at fair value:
Deposits	345
Borrowed funds	246
Deferred income tax liability	1,883
Other liabilities	(1)
	2,473
Net effect of fair value adjustments		2,453
Fair value of net assets acquired			16,058
Goodwill resulting from acquisition			$3,613

A net deferred tax liability totaling $1,883 was established in connection with recording the related purchase accounting adjustments (other than goodwill). The fair value of bank premises and equipment and the core deposit intangible are provisional pending receipt and analysis of final appraisals and valuation reports for those assets from third party valuation experts. Fair value adjustments to assets acquired and liabilities assumed will be amortized or accreted on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over 11 years using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value without carryover of Ipswich’s allowance for loan losses which amounted to $2,605 at the Acquisition Date. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools by loan classes with common risk characteristics (commercial real estate, multi-family, commercial, construction, residential mortgage, home equity) and maturity and pricing characteristics (fixed rate, adjustable rate, balloon maturities). The resulting fair value of the loans acquired (before consideration of estimated future credit losses) exceeded expected cash flows, creating a premium of $2,504 to be amortized as an adjustment to interest income over the remaining lives of the loans.

Additionally, an estimate of $4,240 representing future credit losses expected to be incurred over the life of the loans acquired was recorded as a nonaccretable discount. The estimate was based on segregating the acquired loans into the classes referred to in the preceding paragraph, the risk characteristics and credit quality indicators related to each loan class, and evaluation of the collectability of larger individual non-performing and classified loans. Increases in the estimate of expected future credit losses in subsequent periods will require the Company to record an allowance for loan losses with a corresponding charge to earnings (provision for loan losses). Improvement in expected cash flows in future periods will result in a reduction of the nonaccretable discount with such amount subsequently recognized as interest income over the remaining lives of the related acquired loans. Charge-offs of acquired loans are first applied to the nonaccretable discount and then to any allowance for loan losses established subsequent to the acquisition.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Deposits

The fair value of acquired deposits, other than time deposits, was assumed to approximate their carrying value, as such deposits have no stated maturity and are payable on demand. Time deposits were valued based on the present value of the contractual cash flows over the remaining period to maturity using a market rate.

Federal Home Loan Bank Advances and Other Borrowings

The fair value of Federal Home Loan Bank advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair value of subordinated debentures included in other borrowings was assumed to equal their carrying values since the Company intends to repay the debentures in the second quarter of 2011.

Bancorp Rhode Island, Inc.

On April 19, 2011, the Company and Bancorp Rhode Island, Inc. (“Bancorp Rhode Island”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which Bancorp Rhode Island will merge with and into the Company (the “Merger”), whereupon the separate corporate existence of Bancorp Rhode Island will cease and its subsidiary, Bank Rhode Island (“BankRI”) will become a wholly owned subsidiary of the Company. Subject to the approval of the Merger by Bancorp Rhode Island shareholders, regulatory approvals and other customary closing conditions, completion of the Merger is anticipated to occur in the fourth quarter of 2011.

Under the terms of the Merger Agreement, shareholders of Bancorp Rhode Island will receive, for each Bancorp Rhode Island share and at the holder’s election, either $48.25 in cash, or 4.686 shares of the Company common stock or a combination thereof, provided that, subject to certain adjustments, 2,347,000 shares of Bancorp Rhode Island common stock (representing approximately 50% of Bancorp Rhode Island shares outstanding on the date of the Merger Agreement) will be converted into Company common stock and the remaining Bancorp Rhode Island shares will be converted into cash. The total cash consideration will be approximately $121 million and the total stock consideration will consist of approximately 11.0 million shares of Company common stock. Elections will be subject to allocation procedures that are intended to insure that approximately 50% of the outstanding shares of Bancorp Rhode Island will be converted into Company common stock.

As of March 31, 2011, Bancorp Rhode Island and its subsidiaries had total assets of approximately $1.61 billion, including total loans of approximately $1.15 billion, total deposits of approximately $1.10 billion and total stockholders’ equity of approximately $130 million. BankRI is a full-service commercial bank with 17 branches in Rhode Island.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(3)                     Investment Securities (Dollars in thousands)

Securities available for sale are summarized below:

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$164,454	$308	$1,045	$163,717
Municipal obligations	1,242	47	—	1,289
Auction rate municipal obligations	3,200	—	235	2,965
Corporate obligations	49,518	1,142	558	50,102
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	4,573	23	14	4,582
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	91,448	3,247	3	94,692
Private-label mortgage-backed securities	411	10	7	414
SBA commercial loan asset-backed securities	505	—	1	504
Total debt securities	315,351	4,777	1,863	318,265
Marketable equity securities	322	10	—	332
Total securities available for sale	$315,673	$4,787	$1,863	$318,597

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$152,036	$465	$736	$151,765
Municipal obligations	750	41	—	791
Auction rate municipal obligations	3,200	—	235	2,965
Corporate obligations	46,312	1,197	788	46,721
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	1,297	8	—	1,305
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	97,146	3,415	—	100,561
Total debt securities	300,741	5,126	1,759	304,108
Marketable equity securities	366	66	—	432
Total securities available for sale	$301,107	$5,192	$1,759	$304,540

Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At March 31, 2011, none of those obligations is backed by the full faith and credit of the U.S. Government, except for $2,024 of GNMA mortgage-backed securities. The SBA commercial loan asset-backed securities are also backed by the full faith and credit of the U.S. Government.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The maturities of the investments in debt securities at March 31, 2011 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$12,805	$13,108
After 1 year through 5 years	179,940	181,112
After 5 years through 10 years	95,186	97,354
Over 10 years	27,420	26,691
	$315,351	$318,265

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at March 31, 2011, however, are expected to be much shorter due to anticipated payments.

Investment securities at March 31, 2011 and December 31, 2010 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$118,224	$1,045	$—	$—	$118,224	$1,045
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	2,965	235	2,965	235
Corporate obligations:
With other-than-temporary impairment loss	67	75	—	—	67	75
Without other-than-temporary impairment loss	3,073	2	1,918	481	4,991	483
Collateralized mortgage obligations	1,235	14	—	—	1235	14
Mortgage-backed securities	1,815	3	—	—	1815	3
Private-label mortgage-backed securities	312	7			312	7
SBA commercial loan asset-backed securities	505	1	—	—	505	1
Total debt securities	125,231	1,147	4,883	716	130,114	1,863
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$125,231	$1,147	$4,883	$716	$130,114	$1,863

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Debt securities:
U.S. Government-sponsored enterprises	$82,112	$736	$—	$—	$82,112	$736
Municipal obligations	—	—	—	—	—	—
Auction rate municipal obligations	—	—	2,965	235	2,965	235
Corporate obligations:
With other-than-temporary impairment loss	65	77	—	—	65	77
Without other-than-temporary impairment loss	3,806	27	1,719	684	5,525	711
Collateralized mortgage obligations	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total debt securities	85,983	840	4,684	919	90,667	1,759
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$85,983	$840	$4,684	$919	$90,667	$1,759

At March 31, 2011, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on all debt securities within the securities portfolio without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade except for $214 of private-label mortgage-backed securities and one corporate obligation with an estimated fair value of $310.

At March 31, 2011, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Three of the issuers, representing 81% of the pool, announced that they will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $67 at March 31, 2011 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. At March 31, 2010, this same debt security had a fair value of $142 and, based on an analysis of projected cash flows, $49 was charged to earnings as a credit loss; a further unrealized loss of $69 on this same debt security had been charged to earnings as a credit loss in the year 2009.

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized follows:

	Three months ended
	March 31,
	2011	2010

Beginning balance	$118	$69
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	—	—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was previously recognized	—	49
Balance of the amount related to credit losses on debt securities held at end of period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$118	$118

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(4)                       Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:

	March 31,	December 31,
	2011	2010

Federal Home Loan Bank of Boston stock	$37,915	$35,960
Federal Reserve Bank stock	811	—
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	633	122
	$39,612	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At March 31, 2011, the Company’s investment in FHLB stock exceeded its required investment by $20,473.

On April 21, 2011, the FHLB announced preliminary unaudited financial results for the quarter ending March 31, 2011 of $23.1 million in net income. It previously reported net income of $106.6 million in the year 2010.  At March 31, 2011, the FHLB had retained earnings of $269.5 million. Previously, the FHLB had set a retained earnings target of $925.0 million, a target adopted in connection with the FHLB’s revised operating plan to preserve capital in light of the various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB’s portfolio of held-to-maturity private-label mortgage-backed securities. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB’s portfolio of private-label mortgage-backed securities.

The retained earnings target has increased significantly over the last two years particularly as the expected performance of private-label mortgage-backed securities deteriorated beyond prior estimates. Over time, as some unrealized losses become realized losses and the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, FHLB management has stated that it expects its retained earnings target to begin to decline. However, they expect that the retained earnings target will be sensitive to changes in the FHLB’s risk profile, whether favorable or unfavorable. FHLB management stated that they have analyzed the likelihood of the FHLB meeting its retained earnings target over a five-year horizon and projected that the retained earnings target will be met within that time horizon. General economic developments more adverse than the FHLB’s projections or other factors outside of the FHLB’s control, however, could cause the FHLB to require additional time beyond the five year horizon to meet its retained earnings target.

The FHLB’s retained earnings target could be superseded by regulatory mandates, either in the form of an order specific to the FHLB or by promulgation of new regulations requiring a level of retained earnings that is different from the FHLB’s currently targeted level. Moreover, management and the board of directors at the FHLB may, at any time, change the FHLB’s methodology or assumptions for modeling the FHLB’s retained earnings target. Either of these changes could result in the FHLB further increasing its retained earnings target.

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter’s net income while the FHLB’s retained earnings are less than its targeted retained earnings level. On April 21,2011, the FHLB board of directors declared a quarterly dividend equal to an annual yield of 0.31% to be paid on May 3, 2011. A quarterly dividend equal to an annual yield of 0.30% was paid on March 2, 2011. No dividends were paid on FHLB stock in 2010.

At March 31, 2011, the FHLB met its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(5)                       Loans (Dollars in thousands)

A summary of loans follows:

	March 31,	December 31,
	2011	2010
Commercial real estate loans:
Commercial real estate mortgage	$667,330	$564,275
Multi-family mortgage	443,928	420,782
Construction	27,378	18,195
Total commercial real estate loans	1,138,636	1,003,252

Commercial loans:
Commercial	137,172	96,735
Eastern Funding	212,492	203,816
Condominium association	38,318	42,399
Total commercial loans	387,982	342,950

Indirect automobile (“auto”) loans	562,900	541,053

Consumer loans:
Residential mortgage	342,600	287,499
Home equity	70,830	58,621
Other consumer	6,192	4,966
Total consumer loans	419,622	351,086

Total loans excluding deferred loan origination costs	2,509,140	2,238,341

Deferred loan origination costs:
Auto loans	13,208	12,636
Eastern Funding loans	1,234	1,202
Other loans	1,407	1,359
Total loans	$2,524,989	$2,253,538

(6)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Three months ended March 31,
	2011	2010

Balance at beginning of period	$29,695	$31,083
Provision for loan losses	1,053	1,267
Charge-offs	(960)	(1,853)
Recoveries	260	353
Balance at end of period	$30,048	$30,850

During the three months ended March 31, 2011, the liability for unfunded credit commitments increased by $62 as a result of inclusion of Ipswich’s liability for unfunded commitments, $6 of which was charged to the provision for credit losses in March 2011. There was no change in the liability for unfunded commitments during the three months ended March 31, 2010. The liability, which is included in other liabilities, was $1,145 at March 31, 2011 and $1,083 at December 31, 2010.

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

Three Months Ended March 31, 2011 and 2010

(Unaudited)

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

The establishment of the allowance for each portfolio segment is based on a process consistently applied that evaluates the risk characteristics relevant to each portfolio segment and takes into consideration multiple internal and external factors. Internal factors include: (a) historic levels and trends in loan charge-offs, past due loans, risk rated loans, classified loans and impaired loans, (b) the pace of loan growth, (c) underwriting policies and adherence to such policies, (d) changes in credit concentration, (e) the experience of lending personnel and (f) changes in management. External factors include (a) trends in the economy and employment, (b) industry conditions and (c) legislative and regulatory changes.

The following is how management determines the balance of the allowance for loan losses for each segment and class of loans.

Commercial Real Estate Loans

Commercial real estate loans are pooled by portfolio class. At March 31, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial real estate mortgage loans — 26.6%, multi-family mortgage loans — 17.7% and construction loans — 1.1%. Loans in this portfolio segment that are on non-accrual status and/or risk rated “substandard” or worse and which have an outstanding balance of $500 and over are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based primarily on historic loan loss experience and an assessment of the internal and external factors mentioned above. Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 26 years. The Company has a long history of low frequency of loss in these loan classes. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston metropolitan area and the effect the local economy could have on the collectibility of those loans. While unemployment is not as high as in other parts of the United States of America, it is nonetheless elevated in relation to historic trends. Further, the medical and education industries are major employers in the greater Boston metropolitan area. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston metropolitan area remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

While the Company’s construction loan portfolio is small, there are higher risks associated with such loans. The source of repayment for the majority of the construction loans is derived from the sale of constructed housing units. A project that is viable at the outset can experience losses when there is a drop in the demand for housing units. Typically, the level of loss in relation to the amount loaned is high when construction projects run into difficulty.

Commercial Loans

Commercial loans are pooled by portfolio class. At March 31, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial loans — 5.5%, Eastern Funding loans — 8.5% and loans to condominium associations — 1.5%.

Loans in this portfolio segment that are on non-accrual status and/or risk rated “substandard” or worse and which have an outstanding balance of $500 and over ($100 and over for Eastern Funding loans) are evaluated on an individual basis for impairment. For non-impaired commercial loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based on historic loan loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan charge-offs and recoveries by class covering 18 years for commercial loans, 5 years for Eastern Funding loans and 11 years for loans to condominium associations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Commercial loan losses have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. The risk characteristics described in the above subsection on commercial real estate loans regarding concentration of outstanding loans within the greater Boston metropolitan area and the status of the local economy are also applicable to the commercial loan and the condominium association loan classes. Also of note regarding commercial loans is that the Company has embarked on growing this class of lending by hiring additional small business lending officers and commercial loan officers during the past year. Until the economy improves, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

Regarding loans to condominium associations, loan proceeds are generally used for capital improvements and loan payments are generally derived from ongoing association dues or special assessments. While the loans are unsecured, associations are permitted statutory liens on condominium units when owners do not pay their dues or special assessments. Proceeds from the subsequent sale of an owner unit can sometimes be a source for payment of delinquent dues and assessments. As the economy weakened over the past few years, sales prices and the volume of sales of condominium units have declined. Accordingly, the risk of loss from loans to condominium associations has increased. These factors have been considered in determining the amount of allowance for loan losses established for this loan class.

Eastern Funding specializes in the financing of coin-operated laundry, dry cleaning and convenience store equipment and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States of America. The loans are considered to be of higher risk because the borrowers are typically small business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan losses for this class were the rate of growth of loans outstanding (23% in 2010 and 17% annualized in the first quarter of 2011), a decline in loans delinquent over 30 days from $2.9 million (1.43% of loans outstanding) at December 31, 2010 to $2.1 million (0.99%) at March 31, 2011, the decrease in the total of loans on watch, restructured loans and non-accrual loans from $7.2 million at December 31, 2010 to $6.5 million at March 31, 2011, and the decline in the annualized rate of net charge-offs, combined with write-downs of assets acquired, from 0.83% in the first quarter of 2010 to 0.51% in the first quarter of 2011.

Auto Loans

The auto loan portfolio segment is considered to be comprised of one class. At March 31, 2011, auto loans (excluding deferred loan origination costs) equaled 22.4% of the Company’s total loan portfolio. Determination of the allowance for loan losses for this segment is based primarily on assessment of trends in loan underwriting, loan loss experience, the economy and industry conditions. Data is gathered on loan originations by year broken down into the following ranges of borrower credit scores: above 700, between 660 and 700, and below 660. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

Deterioration in the economy and rising unemployment caused higher levels of delinquencies and charge-offs in 2009 and 2008. As a result of tightened underwriting criteria, delinquencies and charge-offs declined thereafter. The annualized rate of net auto loan charge-offs based on the average balance of loans outstanding (excluding deferred loan origination costs) declined from 0.68% in the 2010 first quarter to 0.33% in the 2011 first quarter. Auto loans delinquent over 30 days declined from $7.6 million, or 1.41% of loans outstanding (excluding deferred loan origination costs), at December 31, 2010 to $5.0 million (0.88%) at March 31, 2011. These favorable trends were the primary reasons for the reduction in the allowance for loan losses for this loan segment throughout 2010 and in the first quarter of 2011.

Consumer Loans

Consumer loans are pooled by portfolio class. At March 31, 2011, loans outstanding within the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: residential mortgage loans — 13.7%, home equity loans — 2.8%, and other consumer loans — 0.2%. Loans within the three classes that become 90 days or more past due or are placed on non-accrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

Historically, losses in these classes have been negligible, although within the last year losses have resulted in a few instances resulting from economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston metropolitan area and the economic conditions in that area which were previously commented upon in the “Commercial Real Estate Loans” subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan.  Real estate declined in the range of 15% in the past few years. While some rebound in home prices occurred in the latter part of 2010, prices declined in the first quarter of 2011 due in part to poor weather conditions. Continuation of reduced home prices, as well as elevated unemployment in the greater Boston metropolitan area, could cause certain borrowers to be unable to service their debt obligations.

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

Allowance for Loan Losses and Recorded Investment in Loans

The following table presents the changes in the allowance for loan losses and the recorded investment in loans by portfolio segment for the year ended March 31, 2011. The recorded investment represents the unpaid balance of loans outstanding and excludes deferred loan origination costs.

	Commercial real estate	Commercial	Auto	Consumer	Unallocated	Total

Allowance for loan losses
Beginning balance	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Provision (credit) for loan losses	601	359	113	(49)	29	1,053
Charge-offs	—	(339)	(620)	(1)	—	(960)
Recoveries	—	89	169	2	—	260
Ending balance	$12,999	$5,402	$6,614	$1,590	$3,443	$30,048

Ending balance:
For impaired loans	$—	$274	$—	$35	$—	$309

For non-impaired loans	$12,999	$5,128	$6,614	$1,555	$3,443	$29,739
Loans acquired with nonaccretable discount	$—	$—	$—	$—	$—	$—

Loans
Ending balance	$1,138,636	$387,982	$562,900	$419,622	$—	$2,509,140
Ending balance:
For impaired loans	$3,439	$3,251	$83	$4,910	$—	$11,683

For non-impaired loans	$1,027,517	$350,755	$562,817	$355,663	$—	$2,296,752
Loans acquired with nonaccretable discount	$107,680	$33,976	$—	$59,049	$—	$200,705

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment at December 31, 2010. The recorded investment represents the unpaid balance of loans outstanding and excludes deferred loan origination costs.

	Commercial real estate	Commercial	Auto	Consumer	Unallocated	Total

Allowance for loan losses
Ending balance	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

Ending balance:
For impaired loans	$—	$413	$—	$35	$—	$448

For non-impaired loans	$12,398	$4,880	$6,952	$1,603	$3,414	$29,247
Loans acquired with nonaccretable discount	$—	$—	$—	$—	$—	$—

Loans
Ending balance	$1,003,252	$342,950	$541,053	$351,086	$—	$2,238,341
Ending balance:
For impaired loans	$3,439	$4,061	$158	$4,751	$—	$12,409

For non-impaired loans	$999,813	$338,889	$540,895	$346,335	$—	$2,225,932
Loans acquired with nonaccretable discount	$—	$—	$—	$—	$—	$—

Credit Quality Information

The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at March 31, 2011 by credit quality indicator.

	Commercial real estate	Multi- family	Construction	Commercial	Eastern Funding	Condominium association	Other Consumer
Loan rating:
Pass	$575,792	$428,469	$17,941	$98,818	$206,162	$38,318	$5,199
Criticized	4,929	1,350	2,475	4,378	6,330	—	—
Acquired loans	86,609	14,109	6,962	33,976	—	—	993
	$667,330	$443,928	$27,378	$137,172	$212,492	$38,318	$6,192

	Auto		Residential mortgage	Home equity
Credit score:		Loan-to-value ratio:
Over 700	$473,418	Less than 50%	$74,975	$23,384
661-700	66,124	50% - 69%	113,548	18,656
660 and below	23,358	70% - 79%	91,456	15,193
	$562,900	80% and over	15,001	3,161
		Acquired loans	47,620	10,436
			$342,600	$70,830

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at December 31, 2010 by credit quality indicator.

	Commercial real estate	Multi- family	Construction	Commercial	Eastern Funding	Condominium association	Other consumer
Loan rating:
Pass	$560,505	$419,818	$15,720	$92,828	$196,583	$42,399	$4,966
Criticized	3,770	964	2,475	3,907	7,233	—	—
	$564,275	$420,782	$18,195	$96,735	$203,816	$42,399	$4,966

	Auto		Residential mortgage	Home equity
Credit score:		Loan-to-value ratio:
Over 700	$456,089	Less than 50%	$73,583	$23,722
661-700	60,421	50% - 69%	110,205	17,423
660 and below	24,543	70% - 79%	88,151	14,280
	$541,053	80% and over	15,560	3,196
			$287,499	$58,621

Loan rating is the credit quality indicator used to monitor several loan classes. At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel. Loans rated “pass” are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. “Criticized” loans include loans on watch, troubled debt restructured loans, loans on non-accrual and other impaired loans. These loans have a higher likelihood of loss. Depending on the size of a loan, loss exposure is evaluated on a loan by loan basis.

Credit score is the credit quality indicator used for auto loans. A borrower’s credit score is a good indicator of capacity to pay a loan. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores below 660. Generally, the risk of loan loss increases as credit scores decrease. The breakdown of the amounts shown in the above table is based on borrower credit scores at the time of loan origination. Due to the weakening of the economy in the past few years, it is possible that the credit score of certain borrowers may have deteriorated since the time the loan was originated.

Loan-to-value ratio is the credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans originated by Brookline are based on loan balances outstanding at March 31, 2011 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at March 31, 2011 originated by Brookline are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established.

Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the tables. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at March 31, 2011. If the local economy is further weakened, a rise in losses in those loan classes could occur.

The primary credit quality indicator relating to loans acquired in the Ipswich transaction (see note 2) is their underlying cash flows. At March 31, 2011, there was no allowance for loan losses on these loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Age Analysis of Past Due Loans By Class

The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) by class as of March 31, 2011.

	Past due						Loans past
	31-60 days	61-90 days	Greater than 90 days	Total	Current	Total loans	due greater than 90 days and accruing

Commercial real estate mortgage	$590	$1,190	$4,109	$5,889	$574,832	$580,721	$4,109
Multi-family mortgage	415	—	11,521	11,936	417,883	429,819	10,557
Construction	—	—	3,025	3,025	17,391	20,416	550
Commercial	67	—	541	608	102,588	103,196	541
Eastern Funding	877	218	1,003	2,098	210,394	212,492	—
Condominium association	—	19	—	19	38,299	38,318	—
Auto	4,365	515	83	4,963	557,937	562,900	—
Residential mortgage	734	285	1,342	2,361	292,619	294,980	—
Home equity	100	73	25	198	60,196	60,394	—
Other consumer	1	25	9	35	5,164	5,199	—
Acquired loans	1,243	861	3,243	5,347	195,358	200,705	8
	$8,392	$3,186	$24,901	$36,479	$2,472,661	$2,509,140	$15,765

The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) by class as of December 31, 2010.

	Past due						Loans past
	31-60 days	61-90 days	Greater than 90 days	Total	Current	Total loans	due greater than 90 days and accruing

Commercial real estate mortgage	$363	$—	$2,575	$2,938	$561,337	$564,275	$2,575
Multi-family mortgage	1,017	—	1,753	2,770	418,012	420,782	1,753
Construction	—	—	—	—	18,195	18,195	—
Commercial	—	—	1,574	1,574	95,161	96,735	1,574
Eastern Funding	1,264	1,062	595	2,921	200,895	203,816	—
Condominium association	—	20	—	20	42,379	42,399	—
Auto	6,999	447	158	7,604	533,449	541,053	—
Residential mortgage	761	—	—	761	286,738	287,499	—
Home equity	273	—	—	273	58,348	58,621	—
Other consumer	38	6	—	44	4,922	4,966	—
	$10,715	$1,535	$6,655	$18,905	$2,219,436	$2,238,341	$5,902

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Impaired Loans

The following is a summary of originated loans individually evaluated for impairment, by class of Loan.  The summary includes the recorded investment and unpaid principal balances of impaired loans with the related allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non-accrual status, all payments are applied to principal, under the cost recovery method.  When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method.  The average balances are calculated based on the month-end balances of the loans in the period reported.

	At March 31, 2011			Three months ended March 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

With no related allowance recorded:
Multi-family mortgage loans	$964	$964	$—	$964	$13
Construction loans	2,475	3,275	—	2,475	—
Commercial loans — Eastern Funding	2,324	3,112	—	2,182	58
Auto loans	83	83	—	102	—
Residential mortgage loans	4,565	4,565	—	4,580	52
Other consumer loans	9	9	—	9	—
	10,420	12,008	—	10,312	123
With an allowance recorded:
Commercial loans — Eastern Funding	927	987	274	921	9
Residential mortgage loans	320	320	10	321	3
Home equity loans	25	25	25	25	—
	1,272	1,332	309	1,267	12
Total:
Commercial real estate loans	3,439	4,239	—	3,439	13
Commercial loans	3,251	4,099	274	3,103	67
Auto loans	83	83	—	102	—
Consumer loans	4,919	4,919	35	4,935	55
	$11,692	$13,340	$309	$11,579	$135

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	At December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance

With no related allowance recorded:
Multi-family mortgage loans	$964	$964	$—
Construction loans	2,475	3,275	—
Commercial loans — Eastern Funding	2,883	3,893	—
Auto loans	158	158	—
Residential mortgage loans	4,403	4,403	—
	10,883	12,693	—
With an allowance recorded:
Commercial loans — Eastern Funding	1,178	1,318	413
Residential mortgage loans	323	323	10
Home equity loans	25	25	25
	1,526	1,666	448
Total:
Commercial real estate loans	3,439	4,239	—
Commercial loans	4,061	5,211	413
Auto loans	158	158	—
Consumer loans	4,751	4,751	35
	$12,409	$14,359	$448

Non-accrual Loans

The unpaid balance of loans on non-accrual by class as of March 31, 2011 and December 31, 2010 follows.

	March 31, 2011	December 31, 2010
Commercial real estate mortgage	$—	$—
Multi-family mortgage	964	964
Construction	2,475	2,475
Commercial	—	—
Eastern Funding	1,390	2,478
Condominium association	—	—
Auto	83	158
Residential mortgage	1,342	1,363
Home equity	25	25
Other consumer	9	—
Acquired loans	3,235	—
Total	$9,523	$7,463

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(7)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	March 31,	December 31,
	2011	2010

Demand checking accounts	$171,547	$109,108
NOW accounts	143,899	120,599
Savings accounts	163,642	114,258
Money market savings accounts	801,917	675,328
Certificate of deposit accounts	837,254	791,606
Total deposits	$2,118,259	$1,810,899

(8)                    Borrowed Funds (Dollars in thousands)

Borrowed funds are comprised of the following:

	March 31,	December 31,
	2011	2010

Advances from the FHLB	$392,333	$375,569
Federal funds purchased	—	13,000
Subordinated debenture due 2032	6,000	—
Subordinated debenture due 2035	7,000	—
Repurchase agreements	2,861	—
Total borrowed funds	$408,194	$388,569

The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

The $7,000 subordinated debenture plus interest due thereon was paid in full on April 7, 2011. As of March 31, 2011, the annual interest rate payable on the debenture was the three-month LIBOR rate plus 3.40%. A notice of redemption was sent to the Trustee of the $6,000 subordinated debenture and full payment of that debenture plus interest due thereon is expected to occur on June 27, 2011. As of March 31, 2011, the annual interest rate payable on the debenture was the three-month LIBOR rate plus 1.95%.

(9)                      Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at March 31, 2011 was comprised of (a) unrealized gains of $1,848 (net of income taxes) on securities available for sale and (b) an unrealized gain of $159 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2010 was comprised of an unrealized gain of $2,186 (net of income taxes) on securities available for sale and an unrealized gain of $162 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At March 31, 2011 and December 31, 2010, the resulting net income tax liability amounted to $1,190 and $1,363, respectively.

(10)                Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At March 31, 2011, the Company had outstanding commitments to originate loans of $140,047, $36,811 of which were commercial real estate mortgage loans, $21,050 were multi-family mortgage loans, $76,308 were commercial loans and $5,878 were one-to-four family mortgage loans. Unused lines of credit available to customers were $76,024, of which $70,682 were equity lines of credit.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings.  In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(11)               Dividend Declaration

On April 20, 2011, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on May 16, 2011 to stockholders of record on April 29, 2011.

(12)                Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plan

The Company has a recognition and retention plan, the “2003 RRP.” Under the plan, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. On March 16, 2009, 8,889 shares were awarded which vested on March 16, 2010 and, on March 16, 2010, 7,470 shares were awarded which vested on March 16, 2011.  On August 4, 2010, 25,000 shares were awarded which will vest on August 4, 2012 and on October 6, 2010, 8,500 shares were awarded which will vest on October 6, 2012.

Total expense for shares awarded under the 2003 RRP amounted to $59 and $20 for the three months ended March 31, 2011 and 2010, respectively. The compensation cost of non-vested RRP shares at March 31, 2011 is expected to be charged to expense as follows: $122 during the nine months ended December 31, 2011 and $102 in 2012. As of March 31, 2011, 87,861 shares were available for award under the 2003 RRP.

On April 20, 2011, the stockholders of the Company approved the Brookline Bancorp, Inc. 2011 Restricted Stock Plan (the “Restricted Stock Plan”).  The Restricted Stock Plan is designed to provide officers, employees and directors of the Company and its subsidiaries with additional incentives to promote the growth and performance of the Company.  Subject to permitted adjustments for certain corporate transactions, the Restricted Stock Plan authorizes the issuance or delivery to participants of up to 500,000 shares of Company common stock pursuant to grants of restricted stock awards.

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

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. As of March 31, 2011, 1,371,655 options were available for award under the Company’s 2003 Stock Option Plan.

Total expense for the stock option plan amounted to $37 and $117 for the three months ended March 31, 2011 and 2010, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Activity under the Company’s stock option plan for the three months ended March 31, 2011 was as follows:

Options outstanding at January 1, 2011 and March 31, 2011	1,128,345

Exercisable as of March 31, 2011 at:
$ 9.00 per option	72,512
$ 10.71 per option	52,333
$ 10.78 per option	45,000
$ 11.84 per option	50,000
$ 12.91 per option	4,000
$ 15.02 per option	896,000
1,119,845

Aggregate intrinsic value of options outstanding and exercisable	$111
Weighted average exercise price per option outstanding	$14.08
Weighted average exercise price per option exercisable	$14.11
Weighted average fair value per option of options granted during the period	$—
Weighted average remaining contractual life in years at end of period	3.9

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at March 31, 2011 and December 31, 2010, which was $2,939 and $3,002, respectively, is eliminated in consolidation.

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

At March 31, 2011, the ESOP held 412,869 unallocated shares at an aggregate cost of $2,251; the market value of such shares at that date was $4,348. For the three months ended March 31, 2011 and 2010, $123 and $122, respectively, was charged to compensation expense based on the commitment to release to eligible employees 11,553 shares and 12,045 shares in those respective periods.

(13)                Postretirement Benefits (Dollars in thousands)

Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The following table provides the components of net periodic postretirement benefit costs for the three months ended March 31, 2011 and 2010:

	2011	2010

Service cost	$21	$16
Interest cost	19	14
Prior service cost	(6)	(6)
Actuarial gain	(1)	(3)
Net periodic benefit costs	$33	$21

Benefits paid amounted to $5 and $4 for the three months ended March 31, 2011 and 2010, respectively.

(14)                    Stockholders’ Equity (Dollars in thousands)

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

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the three months ended March 31, 2011 and the year 2010. As of March 31, 2011, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Restricted Retained Earnings

As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank would be entitled to receive a distribution from the liquidation account. Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder’s interest in the liquidation account. The liquidation account totaled $26,028 at December 31, 2010.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(15)                Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$23,241	$23,241	$18,451	$18,451
Short-term investments	73,165	73,165	47,457	47,457
Securities	358,209	358,209	340,875	340,875
Loans, net	2,494,941	2,524,591	2,223,843	2,253,412
Accrued interest receivable	9,463	9,463	8,596	8,596
Financial liabilities:
Demand, NOW, savings and money market savings deposits	1,281,005	1,281,005	1,019,293	1,019,293
Certificates of deposit	837,254	840,657	791,606	795,210
Borrowed funds	408,194	411,164	388,569	392,646

The following table presents the balances of certain assets reported at fair value as of March 31, 2011:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$163,717	$—	$163,717
Municipal obligations	—	1,289	—	1,289
Auction rate municipal obligations	—	—	2,965	2,965
Corporate obligations	—	49,350	752	50,102
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	4,582	—	4,582
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	94,692	—	94,692
Private-label mortgage-backed securities	—	414	—	414
SBA commercial loan asset-backed securities	—	504	—	504
Marketable equity securities	332	—	—	332
Securities available for sale	$332	$314,548	$3,717	$318,597

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$2,475	$—	$2,475
Repossessed vehicles	—	528	—	528
Repossessed equipment	—	309	—	309

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

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

The securities comprising the balance in the level 3 column at March 31, 2011 included $3,200 of auction rate municipal obligations and $1,087 of pools of trust preferred obligations, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $2,965 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $752.

During the three months ended March 31, 2011, the fair value of securities available for sale using significant unobservable inputs (level 3) increased by $114 as a result of a $5 pay down of a trust preferred obligation and a $119 net increase in the estimated fair value of the pools of trust preferred obligations.

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

Securities

The fair value of securities, other than those categorized as level 3 described above, is based principally on market prices and dealer quotes. Certain fair values are estimated using pricing models or are based on comparisons to market prices of similar securities. The fair value of stock in the FHLB equals its carrying amount since such stock is only redeemable at its par value (See note 4).

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of retail certificates of deposit represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit based intangibles”).

Borrowed Funds

The fair value of borrowings represent contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

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

Forward-looking statements, implicitly and explicitly, include assumptions underlying the statements. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company’s actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, changes in accounting policies and practices, as may be adopted by bank regulatory agencies and the Financial Accounting Standards Board, and market acceptance of the Company’s pricing, products and services.

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months ended March 31, 2011 and 2010.

Operating Highlights

	Three months ended
	March 31,
	2011	2010
	(In thousands except per share amounts)

Net interest income	$25,706	$23,145
Provision for credit losses	1,059	1,267
Non-interest income	1,360	776
Non-interest expense	13,449	11,700
Income before income taxes	12,558	10,954
Provision for income taxes	5,008	4,439
Net income attributable to noncontrolling interest in subsidiary	283	162
Net income attributable to Brookline Bancorp, Inc.	7,267	6,353

Basic earnings per common share	$0.12	$0.11
Diluted earnings per common share	0.12	0.11

Interest rate spread	3.45%	3.24%
Net interest margin	3.74%	3.65%

Financial Condition Highlights

	At	At	At
	March 31,	December 31,	March 31,
	2011	2010	2010
	(In thousands)

Total assets	$3,057,772	$2,720,542	$2,639,062
Net loans	2,494,941	2,223,843	2,143,139
Deposits	2,118,259	1,810,899	1,654,767
Borrowed funds	408,194	388,569	465,509
Brookline Bancorp, Inc. stockholders’ equity	497,582	495,443	489,779
Stockholders’ equity to total assets	16.27%	18.21%	18.56%

Allowance for loan losses	$30,048	$29,695	$30,850
Non-performing assets	10,787	8,166	7,940

Among the factors that influenced the operating and financial condition highlights summarized above were the following:

•                  Completion of the acquisition of First Ipswich Bancorp and its subsidiaries (“Ipswich”) effective February 28, 2011. As of that date, the acquisition added to the Company’s consolidated balance sheet total assets of $271 million, including total loans of $203 million, total deposits of $212 million, goodwill of $3.6 million and a core deposit intangible asset of $3.9 million. Net income for the 2011 first quarter included one month of Ipswich’s operating results, a modest amount of net income. Most of the expenses associated with the acquisition were recognized by Ipswich prior to March 1, 2011 and by the Company prior to the 2011 first quarter.  See note 2 of the Notes to Consolidated Financial Statements presented elsewhere herein for additional information regarding the acquisition.

•                  Excluding Ipswich, loan growth of $67.7 million in the 2011 first quarter, an annualized rate of 12.1%. The growth by segment was as follows: commercial real estate - $26.8 million (10.7% annualized); commercial - $10.1 million (11.8% annualized); indirect auto (“auto”) - $21.8 million (16.2% annualized) and consumer - $8.9 million (10.1% annualized).

•                  Excluding Ipswich, deposit growth of $90.4 million in the 2011 first quarter, an annualized rate of 20.0%. Transaction deposit accounts increased $100.8 million (39.6% annualized), while higher cost term certificates of deposit decreased $10.4 million (5.3% annualized).

•                  Improvement in performance ratios - 2011 first quarter compared to the 2010 first quarter:

•  annualized return on average assets — 1.02% compared to 0.97%

•  annualized return on average stockholders’ equity — 5.85% compared to 5.19%

•                  Net interest margin - 3.74% in the 2011 first quarter compared to 3.75% in the 2010 fourth quarter and 3.65% in the 2010 first quarter.

•      Lower provision for credit losses - $1,059,000 in the 2011 first quarter compared to $1,267,000 in the 2010 first quarter. A reduction in the provision resulting from lower auto loan charge-offs was offset by a higher provision attributable to loan growth.

•      Non-performing assets - $10.9 million (0.35%) at March 31, 2011 compared to $8.2 million (0.30%) at December 31, 2010 and $7.9 million (0.30%) at March 31, 2010. The March 31, 2011 total included $3.7 million related to Ipswich.

•      Allowance for loan losses - $30.0 million (1.19% of total loans) at March 31, 2011 compared to $29.7 million (1.32%) at December 31, 2010 and $30.9 million (1.42%) at March 31, 2010. A credit mark of $4.2 million was recognized in the accounting for acquired Ipswich loans at fair value. Adding that amount to the allowance for loan losses at March 31, 2011 equals 1.36% of total loans.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables sets forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2011 and 2010, and the three months ended December 31, 2010. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended March 31,
	2011			2010
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$55,183	$24	0.18%	$54,122	$15	0.11%
Debt securities (2)	306,773	1,763	2.30	286,169	1,928	2.70
Equity securities (2)	37,907	41	0.43	37,999	33	0.34
Commercial real estate loans (3)	1,056,836	13,831	5.23	920,473	12,453	5.41
Commercial loans (3)	360,890	6,169	6.86	300,865	5,168	6.89
Indirect automobile loans (3)	560,097	7,209	5.22	550,864	8,401	6.18
Consumer loans (3)	375,265	4,182	4.47	389,472	4,846	4.98
Total interest-earning assets	2,752,951	33,219	4.85%	2,539,964	32,844	5.19%
Allowance for loan losses	(29,779)			(31,002)
Non-interest earning assets	118,056			112,262
Total assets	$2,841,228			$2,621,224

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$122,998	47	0.15%	$98,304	33	0.14%
Savings accounts	133,340	218	0.66	97,110	197	0.82
Money market savings accounts	721,808	1,724	0.97	549,564	1,611	1.19
Certificates of deposit	804,196	2,906	1.47	808,036	4,070	2.04
Total deposits (4)	1,782,342	4,895	1.11	1,553,014	5,911	1.54
Federal Home Loan Bank advances	389,302	2,568	2.64	465,459	3,774	3.24
Other borrowings	8,667	40	1.85	—	—	—
Total interest-bearing liabilities	2,180,311	7,503	1.40%	2,018,473	9,685	1.95%
Non-interest-bearing demand checking accounts	135,410			86,944
Other liabilities	25,753			23,730
Total liabilities	2,341,474			2,129,147
Brookline Bancorp, Inc. stockholders’ equity	497,112			489,885
Noncontrolling interest in subsidiary	2,642			2,192
Total liabilities and equity	$2,841,228			$2,621,224
Net interest income (tax equivalent basis)/interest rate spread (5)		25,716	3.45%		23,159	3.24%
Less adjustment of tax exempt income		10			14
Net interest income		$25,706			$23,145
Net interest margin (6)			3.74%			3.65%

(1)    Tax exempt income on equity securities and debt securities is included on a tax equivalent basis.

(2)    Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities and restricted equity securities.

(3)    Loans on non-accrual status are included in average balances.

(4)    Including non-interest bearing checking accounts, the average interest rate on total deposits was 1.04% in the three months ended March 31, 2011 and 1.46% in the three months ended March 31, 2010.

(5)    Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)    Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Three months ended
	March 31, 2011			December 31, 2010
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$55,183	$24	0.18%	$56,540	$24	0.17%
Debt securities (2)	306,773	1,763	2.30	308,424	1,796	2.33
Equity securities (2)	37,907	41	0.43	36,747	6	0.06
Commercial real estate loans (3)	1,056,836	13,831	5.23	966,926	12,774	5.28
Commercial loans (3)	360,890	6,169	6.86	329,719	5,637	6.83
Indirect automobile loans (3)	560,097	7,209	5.22	551,246	7,725	5.56
Consumer loans (3)	375,265	4,182	4.47	353,464	4,098	4.63
Total interest-earning assets	2,752,951	33,219	4.85%	2,603,066	32,060	4.91%
Allowance for loan losses	(29,779)			(30,195)
Non-interest earning assets	118,056			110,264
Total assets	$2,841,228			$2,683,135

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$122,998	47	0.15%	$113,696	39	0.14%
Savings accounts	133,340	218	0.66	108,374	197	0.72
Money market savings accounts	721,808	1,724	0.97	668,206	1,670	0.99
Certificates of deposit	804,196	2,906	1.47	792,323	3,159	1.58
Total interest-bearing deposits (4)	1,782,342	4,895	1.11	1,682,599	5,065	1.19
Federal Home Loan Bank advances	389,302	2,568	2.64	368,987	2,586	2.74
Other borrowings	8,667	40	1.85	2,293	1	0.25
Total interest bearing liabilities	2,180,311	7,503	1.40%	2,053,879	7,652	1.48%
Non-interest-bearing demand checking accounts (4)	135,410			106,794
Other liabilities	25,753			22,945
Total liabilities	2,341,474			2,183,618
Brookline Bancorp, Inc. stockholders’ equity	497,112			497,109
Noncontrolling interest in subsidiary	2,642			2,408
Total liabilities and equity	$2,841,228			$2,683,135
Net interest income (tax equivalent basis)/interest rate spread (5)		25,716	3.45%		24,408	3.43%
Less adjustment of tax exempt income		10			7
Net interest income		$25,706			$24,401
Net interest margin (6)			3.74%			3.75%

(1)             Tax exempt income on equity securities and debt securities is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities and restricted equity securities.

(3)             Loans on non-accrual status are included in average balances.

(4)             Including non-interest bearing checking accounts, the average interest rate on total deposits was 1.04% in the three months ended March 31, 2011 and 1.12% in the three months ended December 31, 2010.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights from the above table and the table on the preceding page follow.

•                  Net interest income was $2.6 million, or 11.1%, higher in the 2011 first quarter than in the 2010 first quarter due primarily to growth in the average balance of interest-earning assets of $213 million (8.4%) between the two quarterly periods and improvement in net interest margin.

•                  A 34 basis point decline in the average yield on interest-earning assets between the 2011 and 2010 first quarters was more than offset by a 55 basis point decline in the average rate paid on interest-bearing liabilities between those two periods.

•                  The average balance of total loans outstanding in the 2011 first quarter was $191.4 million (8.9%) higher than in the 2010 first quarter as all loan segments grew except consumer loans (primarily residential mortgage loans) declined $14.2 million (3.6%). Net growth in the average balance of loans outstanding in the 2011 first quarter compared to the 2010 fourth quarter was $151.7 million (6.9%) as all loan segments grew.

•                  The average balance of total loans outstanding as a percent of the average balance of total interest-earning assets fluctuated from 85.1% in the 2010 first quarter to 84.6% in the 2010 fourth quarter and 85.5% in the 2011 first quarter. Generally, the yield on loans is higher than the yield on securities.

•                  Including non-interest-bearing demand checking accounts, the average balance of deposits in the 2011 first quarter was $277.8 million (16.9%) higher than in the 2010 first quarter and $128.4 million (7.2%) higher than in the 2010 fourth quarter. Between the 2011 and 2010 first quarters, the average balance of transaction deposit accounts grew $281.6 million (33.9%) while certificates of deposit declined $3.8 million (0.5%).

•                  The average balance of certificates of deposit expressed as a percent of the average balance of total deposits declined from 49.3% in the 2010 first quarter to 44.3% in the 2010 fourth quarter and 41.9% in the 2011 first quarter. We believe the decline was attributable in part to the desire of depositors to have their funds placed in more liquid accounts during this time of a low interest rate environment. The average rate paid on deposits declined from 1.46% in the 2010 first quarter to 1.12% in the 2010 fourth quarter and 1.04% in the 2011 first quarter.

•                  Part of the deposit growth was used to pay off higher cost borrowed funds. The average balance of borrowings declined from $465.5 million in the 2010 first quarter to $398.0 million in the 2011 first quarter. The average rate paid on borrowings declined from 3.24% to 2.62% in those respective quarters.

Continued improvement in net interest margin and interest rate spread, if any, is expected to be modest. It has become more difficult to offset declining asset yields due to more competitive loan pricing and the currently low interest rate environment by reduction in rates paid on deposits and borrowed funds.

Provision for Credit Losses

The provision for credit losses results from the changes in the allowance for loan losses and the liability for unfunded commitments. See note 6 of the Notes to Consolidated Financial Statements appearing elsewhere herein for a description of how management determined the balance of the allowance for loan losses for each segment and class of loans.

The provisions for credit losses in the 2011 and 2010 first quarters were $1,059,000 and $1,267,000, respectively, while net loan charge-offs in those periods were $700,000 (an annualized charge-off rate of 0.12% based on average loans outstanding) and $1,500,000 (0.28%), respectively.

The provision for loan losses for the commercial real estate loan segment was $601,000 in the 2011 first quarter compared to a credit for loan losses of $40,000 in the 2010 first quarter; net charge-offs in those periods were none and $300,000, respectively. The $300,000 charge-off related to one commercial real estate loan, for which a specific reserve had previously been established. The higher provision in the 2011 first quarter was due to loan growth during that period while the credit in the 2010 first quarter was due primarily to reversal of a specific reserve no longer required exceeding the provision attributable to loan growth in that period.

The provision for loan losses for the commercial loan segment was $359,000 in the 2011 first quarter and $682,000 for the 2010 first quarter while net charge-offs in those periods were $250,000 and $298,000, respectively. All of the net charge-offs in those periods were Eastern Funding loans, except for a $42,000 charge-off of one commercial loan in the 2011 first quarter. Additionally, write-downs of assets acquired through repossession amounted to $55,000 and $54,000 in those respective periods. The annualized rate of net charge-offs of Eastern Funding loans, combined with write-downs of assets acquired, declined from 0.83% in the first quarter of 2010 to 0.51% in the first quarter of 2011. The provision in the 2011 first quarter resulted primarily from growth of the Eastern Funding loan portfolio as well as the commercial loan portfolio and a lower level of charge-offs of Eastern Funding loans. The higher provision in the 2010 first quarter was due in part to loan growth and the establishment of specific reserves on certain Eastern Funding loans on non-accrual.

The provision for auto loan losses was $113,000 in the 2011 first quarter compared to $673,000 in the 2010 first quarter; net charge-offs were $451,000 and $911,000 in those respective periods. The provisions were lower than net charge-offs due to the improvement in credit quality metrics related to the auto loan portfolio. The annualized rate of net charge-offs based on the average balance of auto loans outstanding (excluding deferred loan origination costs) declined from 0.68% in the 2010 first quarter to 0.33% in the 2011 first quarter. Additionally, loans delinquent 30 days or more declined from 1.41% of auto loans outstanding (excluding deferred loan origination costs) at December 31, 2010 to 0.88% at March 31, 2011.

Regarding the consumer loan portfolio, a credit for loan losses of $49,000 was recognized in the 2011 first quarter as a result of a reduction in the total of classified residential mortgage loans upon which higher reserve factors were applied. A provision of $1,000 was recognized in the 2010 first quarter.

The unallocated portion of the allowance was increased by a $29,000 provision for loan losses in the 2011 first quarter and reduced by a $49,000 credit for loan losses in the 2010 first quarter. These changes, which resulted from consideration of all factors evaluated in arriving at the total allowance for loan losses, were modest in relation to the overall allowance for loan losses.

The liability for unfunded commitments was increased by a $6,000 provision for credit losses in the 2011 first quarter; no provision was recorded in the 2010 first quarter. No credit commitments were charged off in either of those quarterly periods.

Gain and Losses on Securities

In the 2011 first quarter, the Company sold marketable equity securities at a gain of $80,000. In the 2010 first quarter, an impairment loss of $49,000 was recognized on a debt security comprised of a pool of trust preferred securities.

Commentary on Certain Investment Securities

Auction Rate Municipal Obligations

The auction rate municipal obligations owned by the Company are debt securities issued by county and state entities to be repaid from revenues generated by hospitals and student education loans. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction process typically ranges from 7 days to 35 days. The amount invested in such obligations was $3.2 million at March 31, 2011 and December 31, 2010 compared to $3.7 million at March 31, 2010. The $500,000 reduction over the past year resulted from partial redemptions at par by an issuer. On April 1, 2011, another $300,000 was redeemed at par by an issuer.

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

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at March 31, 2011 was $2,965,000, or $235,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments are segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At March 31, 2011, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The book value of PreTSL VI was $142,000 at March 31, 2011. Three of the issuers, representing 81% of the pool, have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in the first quarter of 2010. As of March 31, 2011, the fair value of this security was estimated to be $67,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market.

The book value of PreTSL XXVIII was $945,000 at March 31, 2011 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $684,000 at that date. The unrealized loss of $261,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers in the pool represent more than 4% of the entire pool. Sixteen issuers representing approximately 22% of the remaining aggregate investment pool at March 31, 2011 either were in default or have deferred regularly scheduled interest payments at that date.

At March 31, 2011, the aggregate carrying value of other trust preferred securities owned by the Company was $2,854,000 and the aggregate estimated fair value was $2,644,000. The aggregate unrealized loss on these securities of $210,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Included in corporate obligations at March 31, 2011 owned by Ipswich is a debt security issued by Lehman Brothers Holdings that is in default and unrated. The $1,220,000 face amount of the bond had been previously written-down by Ipswich in 2008 as an impairment loss charged to earnings. The carrying value of the bond at March 31, 2011 equaled its estimated fair value of $310,000.

Private-Label Mortgage-Backed Securities

The private-label mortgage-backed securities at March 31, 2011 are owned by Ipswich. An impairment loss on these securities was charged to earnings in 2008. The carrying value of the securities at March 31, 2011 equaled their estimated fair value of $415,000. Of that amount, $214,000 related to securities rated “B”, or below investment grade.

Other Operating Highlights

Fees, Charges and Other Income. Income from these sources increased from $825,000 in the 2010 first quarter to $1,280,000 in the 2011 first quarter. The increase was due primarily to higher loan fees ($664,000 compared to $342,000), $168,000 of which resulted from sale of originated residential mortgage loans, and slightly higher deposit service fees ($488,000 compared to $451,000). Part of the increase in loan and deposit fees came from the inclusion of Ipswich for the month of March 2011.

Non-Interest Expense. Total non-interest expenses increased from $11.7 million in the 2010 first quarter to $13.4 million in the 2011 first quarter due primarily to inclusion of (a) $884,000 of Ipswich expenses for the month of March 2011 and (b) higher compensation costs due to added personnel (primarily loan officers) and normal annual salary increases.

Provision for Income Taxes. The effective rate of income taxes was 39.9% in the 2011 first quarter compared to 40.5% in the 2010 first quarter. The lower rate was due primarily to a reduction in the Massachusetts taxation rate from 10.0% in 2010 to 9.5% in 2011 and tax credits resulting from investments in low income housing development projects.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans:
Multi-family	$964	$964
Construction	2,475	2,475
Eastern Funding	1,390	2,478
Auto	83	158
Residential	1,342	1,363
Home equity	25	25
Other consumer	9	—
Acquired loans	3,235	—
Total non-accrual loans	9,523	7,463
Repossessed vehicles	528	524
Repossessed equipment	309	179
Other real estate owned	427	—
Total non-performing assets	$10,787	$8,166

Restructured loans on accrual	$5,138	$4,946

Allowance for loan losses	$30,048	$29,695

Allowance for loan losses as a percent of total loans	1.19%	1.32%
Allowance for loan losses plus nonaccretable difference representing an estimate of future credit losses related to the acquisition of Ipswich ($4,240) as a percent of total loans	1.36%	—%
Non-accrual loans as a percent of total loans	0.38%	0.33%
Non-performing assets as a percent of total assets	0.35%	0.30%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Of the restructured loans at March 31, 2011, $1,595,000 were loans originated by Eastern Funding and $3,543,000 were residential mortgage loans. Of the restructured loans at December 31, 2010, $1,583,000 were loans originated by Eastern Funding and $3,363,000 were residential mortgage loans.

At March 31, 2011 and December 31, 2010, loans past due 90 days or more and still on accrual amounted to $15,765,000 and $5,902,000, respectively. The loans were comprised primarily of commercial real estate loans, multi-family mortgage loans and commercial loans that matured and the borrowers continued to make their regular principal and interest payments at amounts as if their loans had been renewed when, in fact, the renewals had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Non-performing assets include repossessed vehicles resulting from non-payment of amounts due on auto loans, repossessed equipment resulting from non-payment of amounts due on Eastern Funding loans and real estate properties acquired through foreclosure. Repossessed vehicles, equipment and real estate properties acquired through foreclosure are recorded at estimated fair value less costs to sell.

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

At March 31, 2011, interest-earning assets maturing or repricing within one year amounted to $1.256 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.594 billion, resulting in a cumulative one year negative gap position of $338 million, or 11.1% of total assets. Ipswich is included in the amounts as of March 31, 2011. At December 31, 2010, the Company had a negative one year cumulative gap position of $310 million, or 11.4% of total assets. The change in the cumulative one year gap position from the end of 2010 resulted primarily from a $20 million decrease in certificates of deposit maturing within one year and a $69 million increase in transaction accounts repricing within one year at March 31, 2011 compared to December 31, 2010.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and debt securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Deposit flows during the remainder of 2011 will depend on several factors, including the interest rate environment and competitor pricing.

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at March 31, 2011 amounted to $392.3 million and the Company had the capacity to increase that amount to $745.5 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At March 31, 2011, such assets amounted to $97.4 million, or 3.2% of total assets.

At March 31, 2011, both banks exceeded all regulatory capital requirements. Brookline’s Tier I capital was $386.0 million, or 14.3% of adjusted assets, and Ipswich’s Tier I capital was $23.7 million, or 12.4% of adjusted assets.  The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 54 through 56 of the Company’s Form 10-K for the fiscal year ending December 31, 2010 filed on February 25, 2011.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010 filed on February 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)          Not applicable.

b)         Not applicable.

c)          The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

January 1 through March 31, 2011	—	$—	2,195,590	4,804,410

(1)          On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At March 31, 2011, 304,410 shares authorized under this program remained available for repurchase.

(2)          On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At March 31, 2011, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)          On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At March 31, 2011, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The results of matters voted on by the stockholders at the Company’s Annual Meeting of Stockholders on April 20, 2011 were reported in a Form 8-K filed on April 21, 2011, which is incorporated herein by reference.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 101

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 9, 2011	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: May 9, 2011	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer