Form 10-K/A
period 2010-12-31
BROOKLINE BANCORP INC
filed 2011-06-02
CIK 1049782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-K/A

Amendment No. 1

		Page
Part I
Item 1A.	Risk Factors	1
Part III
Item 11.	Executive Compensation	6
Part IV
Item 15.	Exhibits and Financial Statement Schedules	7
Signatures		9

Explanatory Note

Brookline Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K”), which was originally filed on February 25, 2011, solely for the purpose of responding to certain comments received from the staff of the Securities and Exchange Commission in letters, dated April 21, 2011 and May 27, 2011.  This Amendment No. 1 revises the Company’s “Risk Factors” (Item 1A. of Part I), adds disclosure to “Executive Compensation” (Item 11 of Part III) and files Exhibits 10.1, 10.10, 10.12, 10.13 and 10.14.

This Amendment No. 1 does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K as originally filed.

This Amendment No. 1 consists solely of the preceding cover page, this Explanatory Note, revised Item 1A. of Part I, supplemented Item 11 of Part III, the Index of Exhibits (Item 15 of Part IV) and the newly filed Exhibits.

PART I

Item 1A.  Risk Factors

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our earnings performance depends substantially on net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits and borrowed funds. Interest rates are influenced by many factors outside of our control, including general economic conditions, the policies of the Board of Governors of the Federal Reserve System and interest rates offered by competitors. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates would tend to cause a decrease in our net interest income. This risk is somewhat mitigated by the fact that (a) the total excess of interest-bearing liabilities over interest-earning assets relates primarily to liabilities and assets repricing or maturing within a relatively short time period (two years) and (b) the rates paid on certain interest-bearing deposits such as NOW accounts and savings accounts do not necessarily change as quickly when interest rate changes occur.

Our investment securities are classified as available for sale and, accordingly, are recorded at fair value. Generally, the fair value of investment securities fluctuates inversely with changes in interest rates. A decrease in the fair value of our investment securities available for sale, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.

Changes in interest rates may also affect the average life of our loans and investments in mortgage-backed securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-backed securities, as borrowers refinance to reduce borrowing costs. Such circumstances can subject us to reinvestment risk to the extent that we are unable to reinvest the cash received from prepayments at rates that are comparable to the rates on existing loans and securities. Alternatively, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Weakening Economic Conditions Could Have an Adverse Effect on Our Operating Results and Financial Condition.

Our financial performance depends significantly on economic conditions in Massachusetts and more specifically, the greater Boston metropolitan area, as much of our loan and deposit customers are situated in those areas. The National Bureau of Economic Research designated that the current national recession started in December 2007. While Massachusetts has experienced rising unemployment and declining real estate values over the past three years, it is has fared better than the national economy. As of September 2010, the unemployment rate in Massachusetts was 8.0% compared to a national rate of unemployment of 9.2%. The U.S. economic activity index fell more than 6% at its lowest point during the recession compared to 4% in Massachusetts. In 2010, jobs grew at a faster pace in Massachusetts than nationally; however, given the continued weakness of the national economy, further economic recovery in Massachusetts could be in jeopardy if the national economy stalls.

Sustained weakened or weakening economic conditions could have one or more of the following adverse effects on our business:

•      A decrease in the demand for loans and growth of deposits.

•      An increase in the number of borrowers who are unable to pay their loans, resulting in a higher level of delinquent loans, non-performing assets, net charge-offs and provision for loan losses.

•      A decrease in the value of assets pledged as loan collateral.

•      Recognition of losses from impairment in the value of intangible assets, including goodwill.

Achievement of Our Goal to Grow Our Commercial Real Estate and Commercial Loan Portfolios Will Increase Our Exposure to Credit Risk.

Our goal is to grow our commercial real estate and commercial loan portfolios. These segments, which already represent over 60% of our loan portfolio, normally generate higher interest yields but also pose greater risk to credit losses. Repayment of commercial real estate and commercial loans is generally more dependent on the economy and the successful operation of a business. Loans in these segments generally involve larger loan balances and, when such loans do not perform satisfactorily, the resulting rate of loss is often high.

Regarding commercial real estate loans, adverse changes in rent and occupancy rates can result in less available cash flow to make scheduled loan payments and a decline in the value of the property securing a loan. Rent and occupancy rates within the greater Boston metropolitan area remain lower than the rates in effect prior to the start of the current recession, although some signs of improvement have been noted in the latter part of 2010.

Much of the Company’s commercial loans are to small to medium-sized businesses with limited financial resources in terms of capital and borrowing capacity. Generally, the loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions weaken or when the products and services offered are viewed as less valuable than those offered by competitors.

Geographic Concentration of Our Loans May Increase Our Exposure to Credit Losses.

Much of our lending activity is concentrated in the greater Boston metropolitan area and eastern Massachusetts. Our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in those market areas. As noted earlier herein, economic activity and employment in Massachusetts has fared better than the national economy. Nonetheless, the Massachusetts economy and employment rate remain below levels that existed prior to the current recession. Continuation of weaker than normal economic conditions could adversely affect the ability of borrowers to service their debt obligations and result in higher credit losses.

Declining Real Estate Values Could Increase Our Loan Losses.

Much of our loan portfolio is secured by commercial and residential real estate located in the geographic market areas where we conduct our business. Over the past few years, residential real estate values in eastern Massachusetts have declined in the range of 15% and commercial real estate values have been adversely affected by higher vacancy rates and reduced rental rates. While some rebound in home prices, vacancy rates and rental rates occurred in the latter part of 2010, current real estate values remain below pre-recession levels. To the extent borrowers are unable to make scheduled loan payments and it becomes necessary to take possession of underlying collateral, eroded real estate values could result in higher loan losses.

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease.

We maintain an allowance for loan losses to absorb losses that result when borrowers are unable to pay their loans and the disposition value of assets pledged as collateral is insufficient to pay any remaining loan balance. The level of the allowance is established based on our judgments and assumptions about the collectability of the loan portfolio. Various internal and external factors are considered in the evaluation process. If our judgments and assumptions prove to be incorrect, our allowance may not be sufficient to cover losses inherent in our loan portfolio, resulting in an increase in the allowance and a reduction in our net income. Increases in the allowance may also become necessary as a result of examinations conducted by bank regulators.

We May Fail to Successfully Integrate Acquired Companies and Realize All of the Anticipated Benefits of Acquisitions.

On February 28, 2011, we acquired First Ipswich Bancorp and its subsidiaries, a company with total assets of approximately $271 million, and on April 19, 2011, we entered into a definitive agreement to acquire Bancorp Rhode Island, Inc. and its subsidiaries, a company with total assets of approximately $1.61 billion. With these acquisitions, the total assets of the Company will increase by approximately 70%.

There are risks and challenges associated with integrating acquired companies in a timely and efficient manner. Such risks are more elevated because of the size of the acquired companies in relation to our Company before the acquisitions. If we are not successful in retaining existing customer relationships or achieving anticipated operating efficiencies, impairment could occur in the value of the intangible assets acquired, including goodwill, resulting in lower earnings and a decline in the market price of our common stock.

Competition Could Make it Difficult for Us to Sustain Adequate Profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, mutual and publicly owned savings institutions, credit unions, mortgage brokerage firms, mutual funds, insurance companies, and brokerage and investment advisory firms operating locally or elsewhere. Many of our competitors are regional and national organizations who have substantially greater resources and lending limits than we do and can offer services that we do not or cannot provide. Occasionally, to attract new customers, competitors will offer loans at lower than market rates or deposits at higher than market rates. Competing with prices offered by competitors can lower our profitability.

We Operate in a Highly Regulated Industry and May Be Adversely Affected by Changes in Laws and Regulations.

Our Company and its subsidiaries are subject to extensive regulation, supervision and examination by regulatory authorities. Banking laws and rules are intended to protect depositors and borrowers, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising our business can also change the way in which they interpret banking laws and rules, even if the laws and rules do not change. The government agencies responsible for supervising our business can take drastic action if they think we are not conducting business safely or are too weak financially. They can force us to obtain additional capital, pay higher deposit insurance premiums, stop paying dividends to stockholders, stop making certain kinds of loans or stop offering certain kinds of deposits. They can also restrict our ability to grow through mergers, acquisitions and branch expansion. We need to make sure that our business activities comply with changes in laws and rules as well as their interpretation by regulators. The expense of compliance has risen significantly in the past few years and is likely to continue to rise as new legislation and regulations go into effect as part of the government’s efforts to strengthen the U.S. financial system.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act requires the various federal agencies to adopt a broad range of new rules and regulations. The agencies have been given extensive discretion in drafting the rules and regulations and the consequences resulting from the new rules and regulations may not be known for some extended time. Among the known changes resulting from the Dodd-Frank Act are the following:

•      Creation of a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•      Restriction on the ability of federal bank regulatory agencies to preempt the application of state consumer protection laws and regulations.

•      Repeal of federal prohibitions on the payment of interest on demand deposits, including business transaction accounts.

•      Broadening of the base for FDIC deposit insurance assessments.

•      Imposition of stricter capital requirements for bank holding companies.

•      Require public companies to implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders.

•      Elimination of the OTS as a separate federal regulatory agency.

The above list is not intended to be all-inclusive. Some of the provisions of the Dodd-Frank Act are expected to cause an increase in our expenses, a decrease in our revenues and changes in the activities in which we choose to engage. The specific impact of the Dodd-Frank Act on our financial performance and on our current and future activities will depend on the manner in which federal agencies develop and implement required rules and the reaction of market participants to such regulatory developments.

The Company and Brookline Bank are currently regulated by the OTS. In July 2011, the Office of the Comptroller of the Currency is expected to assume responsibility for the supervision and regulation of Brookline Bank and the Board of Governors of the Federal Reserve System is expected to assume responsibility for the supervision and regulation of the Company. We cannot predict how this transfer of supervisory and regulatory authority may affect us.

Any Future Increase in FDIC Insurance Premiums May Adversely Affect Our Profitability.

As described more fully in Item 1. Supervision and Regulation — Insurance of Deposit Accounts appearing elsewhere herein, a number of changes have been made in assessment rates for deposit insurance. The assessments caused our expense for FDIC insurance in 2010 and 2009 to be significantly higher than in prior years. Any future premium increases or special assessments would have an adverse effect on our profitability.

Our Controls and Procedures May Fail or be Circumvented.

Management is responsible for maintaining an effective system of internal controls and assessing system effectiveness. The Company’s system of internal controls is a process designed to provide reasonable, not absolute, assurance that system objectives are being met. Failure or circumvention of our system of internal controls could have an adverse effect on our business, our profitability and financial condition.

Systems Failures, Interruptions or Breaches of Security Could Have an Adverse Effect on Our Business.

Communication and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships and process our general ledger, loan and deposit activities. While we have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could prevent customers from using our web site and our online banking services, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to securely transmit data, these precautions may not protect our systems from compromises or breaches of security.

The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our business, our profitability and financial condition.

Our Reliance on Third-Party Vendors to Provide Services Creates Added Operational Risks.

We rely on third-party vendors to provide services that are integral to our operations, including data processing and information processing services that support our daily banking activities. Any disruption in the services provided by third party vendors, or any reputational risk or damage they may suffer as a result of such disruptions, could have an adverse effect on our reputation, operations and our ability to meet the needs of our customers. The loss of these third party relationships could produce disruption of service and significant costs in connection with replacing those services.

Changes in Technology Could Make it Difficult for Us to Compete Effectively.

The products and services we offer are highly dependent on technology that is constantly undergoing change. Our ability to meet the needs of our customers competitively and in a cost-efficient manner is dependent on how well we keep pace with, and invest in, improved technology. Many of our competitors have greater resources to invest in technological improvements. Inability to keep pace with changes in technology affecting the financial services industry could have an adverse effect on our business and profitability.

PART III

Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation.  No executive officer of the Company or Brookline Bank serves, or has served, as a member of the compensation committee of another entity, one of whose executive officers serves on the Compensation Committee of the Company or Brookline Bank.  No executive officer of the Company or Brookline Bank serves, or has served, as a director of another entity, one of whose executive officers serves on the Compensation Committee of the Company or Brookline Bank.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)**
10.1	Employment Agreement by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 15, 2011)
10.2	Form of Change in Control Agreement, as amended (incorporated by reference to the Form 8-K filed on March 11, 2008)
10.3	Reserved
10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)***
10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)
10.4.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.4.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

Exhibit	Description
10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)
10.7	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 16, 2010)
10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)
10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)
10.10	Change in Control Agreement between Brookline Bank and Paul R. Bechet
10.11

Retirement Agreement by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck dated December 23, 2010 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on December 27, 2010)

10.12	Change in Control Agreement between Brookline Bank and M. Robert Rose
10.13	Change in Control Agreement between Brookline Bank and Jane M. Wolchonok
10.14	Change in Control Agreement between Eastern Funding, LLC and Michael J. Fanger
11	Statement Regarding Computation of Per Share Earnings (previously filed as an Exhibit to Form 10-K, filed on February 25, 2011)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)
21	Subsidiaries of the Registrant—This information is presented in Part I, Item 1. “Business—General” of this Report (previously filed as an Exhibit to Form 10-K, filed on February 25, 2011).
23	Consent of Independent Registered Public Accounting Firm (previously filed as an Exhibit to Form 10-K, filed on February 25, 2011)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following materials from Brookline Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (vi) Notes to Consolidated Financial Statements.

*                                         Amendment No.1 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 14, 2002 (Registration No. 333-85980)

**                                  Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on April 10, 2002 (Registration No. 333-85980)

***                           Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on November 18, 1997 (Registration No. 333-40471)

(c)                                  Other Required Financial Statements and Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: June 1, 2011	By:	/s/ PAUL R. BECHET
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer