Form 10-K/A
period 2010-12-31
BROOKLINE BANCORP INC
filed 2011-07-13
CIK 1049782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-K/A

Amendment No. 2

		Page
Part III
Item 11.	Executive Compensation	1
Part IV
Item 15.	Exhibits and Financial Statement Schedules	2
Signatures		4

Explanatory Note

Brookline Bancorp, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (the “Form 10-K”), which was originally filed on February 25, 2011, solely for the purpose of responding to certain comments received from the staff of the Securities and Exchange Commission on the Form 10-K and Amendment No. 1 to the Form 10-K (“Amendment No. 1”) in letters dated April 21, 2011, May 27, 2011 and July 1, 2011.  This Amendment No. 2 presents the complete text of Item 11 and of Item 15 of the Form 10-K, as amended by Amendment No. 1.

PART III

Item 11.  Executive Compensation

The information required by this Item is presented under the heading “Proposal 1-Election of Directors” of the Company’s proxy statement dated March 17, 2011, which is incorporated herein by reference.

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

4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)**
10.1	Employment Agreement by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 15, 2011)
10.2	Form of Change in Control Agreement, as amended (incorporated by reference to the Form 8-K filed on March 11, 2008)
10.3	Reserved
10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)***
10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)
10.4.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.4.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)

Exhibit	Description
10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)
10.7	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 16, 2010)
10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)
10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)
10.10	Change in Control Agreement between Brookline Bank and Paul R. Bechet (incorporated by reference to Exhibit 10.10 to Form 10-K/A filed on June 2, 2011)
10.11

Retirement Agreement by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck dated December 23, 2010 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on December 27, 2010)

10.12	Change in Control Agreement between Brookline Bank and M. Robert Rose (incorporated by reference to Exhibit 10.12 to Form 10-K/A filed on June 2, 2011)
10.13	Change in Control Agreement between Brookline Bank and Jane M. Wolchonok (incorporated by reference to Exhibit 10.13 to Form 10-K/A filed on June 2, 2011)
10.14	Change in Control Agreement between Eastern Funding, LLC and Michael J. Fanger (incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on June 2, 2011)
11	Statement Regarding Computation of Per Share Earnings (previously filed as an Exhibit to Form 10-K, filed on February 25, 2011)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)
21	Subsidiaries of the Registrant—This information is presented in Part I, Item 1. “Business—General” of this Report (previously filed as an Exhibit to Form 10-K, filed on February 25, 2011).
23	Consent of Independent Registered Public Accounting Firm (previously filed as an Exhibit to Form 10-K, filed on February 25, 2011)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
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

(c)                                  Other Required Financial Statements and Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: July 13, 2011	By:	/s/ PAUL R. BECHET
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer