Form 10-Q
period 2011-06-30
BROOKLINE BANCORP INC
filed 2011-08-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, the number of shares of common stock, par value $0.01 per share, outstanding was 59,203,947.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$23,412	$18,451
Short-term investments	93,861	47,457
Securities available for sale	274,448	304,540
Restricted equity securities	39,794	36,335
Loans	2,588,923	2,253,538
Allowance for loan losses	(30,847)	(29,695)
Net loans	2,558,076	2,223,843
Accrued interest receivable	9,325	8,596
Bank premises and equipment, net	34,727	11,126
Deferred tax asset	12,541	10,206
Prepaid income taxes	728	78
Goodwill	45,966	43,241
Identified intangible assets, net of accumulated amortization of $11,831 and $11,081, respectively	6,034	1,871
Other assets	15,670	14,798
Total assets	$3,114,582	$2,720,542

LIABILITIES AND EQUITY
Deposits	$2,159,133	$1,810,899
Federal Home Loan Bank advances	421,355	375,569
Other borrowed funds	4,789	13,000
Mortgagors’ escrow accounts	6,847	5,843
Accrued expenses and other liabilities	18,742	17,283
Total liabilities	2,610,866	2,222,594

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,447,889 shares and 64,445,389 shares issued, respectively	644	644
Additional paid-in capital	524,841	524,515
Retained earnings, partially restricted	36,633	32,357
Accumulated other comprehensive income	3,254	2,348
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP — 401,316 shares and 424,422 shares, respectively	(2,188)	(2,314)
Total Brookline Bancorp, Inc. stockholders’ equity	501,077	495,443
Noncontrolling interest in subsidiary	2,639	2,505
Total equity	503,716	497,948

Total liabilities and equity	$3,114,582	$2,720,542

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
Interest income:
Loans	$33,617	$30,774	$65,008	$61,642
Debt securities	1,754	1,960	3,511	3,883
Short-term investments	26	29	50	44
Equity securities	55	12	92	36
Total interest income	35,452	32,775	68,661	65,605

Interest expense:
Deposits	5,138	5,348	10,033	11,259
Borrowed funds	2,685	3,699	5,293	7,473
Total interest expense	7,823	9,047	15,326	18,732

Net interest income	27,629	23,728	53,335	46,873
Provision for credit losses	839	661	1,898	1,928
Net interest income after provision for credit losses	26,790	23,067	51,437	44,945

Non-interest income:
Fees, charges and other income	1,687	1,132	2,966	1,958
Penalty from prepayment of borrowed funds	—	(913)	—	(913)
Gain on sales of securities	—	834	80	834
Loss on impairment of securities	—	—	—	(49)
Total non-interest income	1,687	1,053	3,046	1,830

Non-interest expense:
Compensation and employee benefits	7,795	5,482	14,606	11,114
Occupancy	1,499	1,144	2,873	2,245
Equipment and data processing	2,290	1,886	4,365	3,711
Professional services	1,458	995	2,247	1,931
FDIC insurance	324	411	757	828
Advertising and marketing	407	412	729	541
Amortization of identified intangible assets	455	306	750	612
Other	1,649	1,362	2,999	2,716
Total non-interest expense	15,877	11,998	29,326	23,698

Income before income taxes	12,600	12,122	25,157	23,077
Provision for income taxes	5,273	4,876	10,281	9,315
Net income	7,327	7,246	14,876	13,762
Less net income attributable to noncontrolling interest in subsidiary	326	163	609	326
Net income attributable to Brookline Bancorp, Inc.	$7,001	$7,083	$14,267	$13,436

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.12	$0.12	$0.24	$0.23
Diluted	0.12	0.12	0.24	0.23

Weighted average common shares outstanding during the period:
Basic	58,629,265	58,574,230	58,620,467	58,564,652
Diluted	58,630,908	58,579,529	58,624,699	58,569,733

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)

Net income	$7,327	$7,246	$14,876	$13,762

Other comprehensive income, net of taxes:
Unrealized securities holding gains excluding non-credit gain on impairment of securities	1,970	1,378	1,539	2,508
Non-credit gain (loss) on impairment of securities	3	(22)	5	(22)
Net unrealized securities holding gains before income taxes	1,973	1,356	1,544	2,486
Income tax expense	(723)	(500)	(581)	(921)
Net unrealized securities holding gains	1,250	856	963	1,565

Adjustment of accumulated obligation for postretirement benefits	(5)	(5)	(10)	(10)
Income tax benefit	2	2	4	4
Net adjustment of accumulated obligation for postretirement benefits	(3)	(3)	(6)	(6)

Net unrealized holding gains	1,247	853	957	1,559

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	—	834	80	834
Impairment loss on securities	—	—	—	(49)
Income tax expense	—	(299)	(29)	(282)
Net securities gains included in net income	—	535	51	503

Net other comprehensive income	1,247	318	906	1,056

Comprehensive income	8,574	7,564	15,782	14,818

Net income attributable to noncontrolling interest in subsidiary	(326)	(163)	(609)	(326)

Comprehensive income attributable to Brookline Bancorp, Inc.	$8,248	$7,401	$15,173	$14,492

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

Net income attributable to Brookline Bancorp, Inc.	—	—	13,436	—	—	—	13,436	—	13,436

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	326	326

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111

Other comprehensive income	—	—	—	1,056	—	—	1,056	—	1,056

Common stock dividends of $0.17 per share	—	—	(9,980)	—	—	—	(9,980)	—	(9,980)

Expense of stock options granted	—	172	—	—	—	—	172	—	172

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	130	—	—	—	—	130	—	130

Compensation under recognition and retention plan	—	40	—	—	—	—	40	—	40

Common stock held by ESOP committed to be released (24,090 shares)	—	113	—	—	—	132	245	—	245

Balance at June 30, 2010	$644	$524,191	$28,876	$3,257	$(62,107)	$(2,445)	$492,416	$2,062	$494,478

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Six Months Ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity

Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

Net income attributable to Brookline Bancorp, Inc.	—	—	14,267	—	—	—	14,267	—	14,267

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	609	609

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(577)	(577)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	102	102

Other comprehensive income	—	—	—	906	—	—	906	—	906

Common stock dividends of $0.17 per share	—	—	(9,991)	—	—	—	(9,991)	—	(9,991)

Expense of stock options granted	—	42	—	—	—	—	42	—	42

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	79	—	—	—	—	79	—	79

Compensation under recognition and retention plan	—	102	—	—	—	—	102	—	102

Common stock held by ESOP committed to be released (23,106 shares)	—	103	—	—	—	126	229	—	229

Balance at June 30, 2011	$644	$524,841	$36,633	$3,254	$(62,107)	$(2,188)	$501,077	$2,639	$503,716

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$14,267	$13,436
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interest in subsidiary	609	326
Provision for credit losses	1,898	1,928
Nonaccretable discount recognized as interest income	(100)	—
Depreciation and amortization	931	756
Net amortization of securities premiums and discounts	1,162	1,106
Amortization of deferred loan origination costs	4,754	4,696
Amortization of identified intangible assets	750	612
Net amortization of acquisition fair value adjustments	146	3
Amortization of mortgage servicing rights	11	10
Gain on sales of securities	(80)	(834)
Loss on impairment of securities	—	49
Write-down of assets acquired	112	133
Compensation under recognition and retention plan	102	40
Release of ESOP shares	229	245
Deferred income taxes	(455)	218
(Increase) decrease in:
Accrued interest receivable	7	506
Prepaid income taxes	(650)	(371)
Other assets	2,549	(697)
Increase (decrease) in:
Income taxes payable	421	(1,115)
Accrued expenses and other liabilities	(5,156)	(16)
Net cash provided from operating activities	21,507	21,031

Cash flows from investing activities:
Proceeds from sales of securities available for sale	124	2,537
Proceeds from principal repayments of securities available for sale	75,333	81,850
Proceeds from principal repayments of securities held to maturity	—	2
Purchase of securities available for sale	(29,540)	(96,462)
Net increase in loans	(137,991)	(15,246)
Acquisition, net of cash and cash equivalents acquired	5,792	—
Purchase of restricted equity securities	(182)	—
Purchase of bank premises and equipment	(14,960)	(1,580)
Net cash used for investing activities	(101,424)	(28,899)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Six months ended June 30,
	2011	2010
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$164,247	$120,105
Decrease in certificates of deposit	(28,117)	(51,134)
Proceeds from Federal Home Loan Bank of Boston advances	2,182,500	186,500
Repayment of Federal Home Loan Bank of Boston advances	(2,151,918)	(216,003)
Repayment of subordinated debt	(13,000)	—
Decrease in other borrowings	(12,542)	—
Increase in mortgagors’ escrow accounts	457	141
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	79	130
Expense of stock options granted	42	172
Payment of dividends on common stock	(9,991)	(9,980)
Payment of dividend to owners of noncontrolling interest in subsidiary	(577)	(481)
Purchase of additional ownership interest in subsidiary	102	111
Net cash provided from financing activities	131,282	29,561

Net increase in cash and cash equivalents	51,365	21,693
Cash and cash equivalents at beginning of period	65,908	66,521
Cash and cash equivalents at end of period	$117,273	$88,214

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$16,836	$18,895
Income taxes	10,880	10,453

Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$245,752	$—
Liabilities assumed	251,544	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(1)                     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiaries, BBS Investment Corporation and Longwood Securities Corp., and its 84.8% (85.1% prior to April 1, 2011) owned subsidiary, Eastern Funding LLC (“Eastern”). The consolidated financial statements also include the accounts of First Ipswich Bancorp and its subsidiaries which were acquired February 28, 2011. (See note 2).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In April 2011, the FASB issued an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment clarifies a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. This amendment is effective for periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs.”   This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs.”).  The amendments in this Update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurements requirements.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04, in January 2012, is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”   The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments in this Update, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  As ASU

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012, is not expected to have any impact on the Company’s financial statements.

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

Total consideration paid in the acquisition consisted of approximately $19.7 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Acquisition Date and the Company’s consolidated results of operations for the six months ended June 30, 2011 include the results of Ipswich since the Acquisition Date. Expenses relating to the transaction totaling $224 were recorded in professional services expense in the six months ended June 30, 2011. The revenue and net income of Ipswich since the Acquisition Date included in the Company’s consolidated statement of income for the six months ended June 30, 2011 and the revenue and net income of the combined entity had the acquisition date been January 1, 2010 are as follows:

	Revenue	Net income

Ipswich — Actual for the four months ended June 30, 2011	$4,702	$308

Supplemental pro forma:
Six months ended June 30, 2011	73,986	14,208

Six months ended June 30, 2010	74,791	11,670

Supplemental pro forma net income for the six months ended June 30, 2011 was adjusted to exclude $1,556 ($1,124 on an after-tax basis) of acquisition-related expenses incurred in that period and to include $267 ($158 on an after-tax basis) of net expense resulting from fair value adjustments. Pro forma net income for the six months ended June 30, 2010 was adjusted to include $1,556 ($1,124 on an after-tax basis) of acquisition-related expenses and $783 ($463 on an after-tax basis) of net expense resulting from fair value adjustments. The goodwill represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the periods presented, nor is it indicative of future results for any other interim or full year period.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

Assets:
Cash and cash equivalents	$25,463
Securities available for sale	15,392
Restricted equity securities	3,277
Loans, net	203,119
Bank premises and equipment	9,618
Goodwill	2,725
Core deposit intangible	4,913
Deferred tax asset	2,428
Other assets	4,280
Total assets	271,215

Liabilities:
Deposits	212,235
Federal Home Loan Bank advances	15,247
Other borrowings	17,331
Other liabilities	6,731
Total liabilities	251,544

Net assets acquired	$19,671

Goodwill resulting from the acquisition was determined as follows:

Cash paid in acquisition			$19,671

Ipswich stockholders’ equity at acquisition date		$13,605
Adjustments to record assets acquired at fair value:
Loans	$869
Bank premises and equipment	1,653
Reversal of existing goodwill	(628)
Reversal of existing core deposit intangible	(236)
Core deposit intangible	4,913
Other assets	(142)
	6,429
Adjustments to record liabilities assumed at fair value:
Deposits	345
Borrowed funds	246
Deferred income tax liability	2,498
Other liabilities	(1)
	3,088
Net effect of fair value adjustments		3,341
Fair value of net assets acquired			16,946
Goodwill resulting from acquisition			$2,725

A net deferred tax liability totaling $2,498 was established in connection with recording the related acquisition accounting adjustments (other than goodwill). As of March 31, 2011, the fair value of bank premises and equipment and the core deposit intangible were provisional pending receipt and analysis of final appraisals and valuation reports for those assets from third party valuation experts. Such appraisals and reports were received after March 31, 2011 and, accordingly, the fair value adjustments presented above are based on such appraisals and reports. Fair value adjustments to assets acquired and liabilities assumed are being amortized or accreted on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. The core deposit intangible is being amortized over 11 years using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

Federal Home Loan Bank Advances and Other Borrowings

The fair value of Federal Home Loan Bank advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair value of subordinated debentures included in other borrowings was assumed to equal their carrying values since the Company intended to and did repay the debentures in the second quarter of 2011.

Bancorp Rhode Island, Inc.

On April 19, 2011, the Company and Bancorp Rhode Island, Inc. (“Bancorp Rhode Island”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which Bancorp Rhode Island will merge with and into the Company (the “Merger”), whereupon the separate corporate existence of Bancorp Rhode Island will cease and its subsidiary, Bank Rhode Island (“BankRI”) will become a wholly owned subsidiary of the Company. Subject to the approval of the Merger by Bancorp Rhode Island shareholders, regulatory approvals and other customary closing conditions, completion of the Merger is anticipated to occur at the end of the third quarter of 2011 or in the fourth quarter of 2011.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

As of June 30, 2011, Bancorp Rhode Island and its subsidiaries had total assets of approximately $1.6 billion, including total loans and leases of approximately $1.2 billion, total deposits of approximately $1.1 billion and total shareholders’ equity of approximately $134 million. BankRI is a full-service commercial bank with 17 branches in Rhode Island.

(3)                 Investment Securities (Dollars in thousands)

Securities available for sale are summarized below:

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$128,765	$804	$62	$129,507
Municipal obligations	1,245	56	2	1,299
Auction rate municipal obligations	2,900	—	220	2,680
Corporate obligations	49,329	992	532	49,789
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	3,870	55	5	3,920
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	82,239	3,793	7	86,025
Private-label mortgage-backed securities	389	13	9	393
SBA commercial loan asset-backed securities	493	—	1	492
Total debt securities	269,230	5,713	838	274,105
Marketable equity securities	322	21	—	343
Total securities available for sale	$269,552	$5,734	$838	$274,448

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$152,036	$465	$736	$151,765
Municipal obligations	750	41	—	791
Auction rate municipal obligations	3,200	—	235	2,965
Corporate obligations	46,312	1,197	788	46,721
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	1,297	8	—	1,305
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	97,146	3,415	—	100,561
Total debt securities	300,741	5,126	1,759	304,108
Marketable equity securities	366	66	—	432
Total securities available for sale	$301,107	$5,192	$1,759	$304,540

Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At June 30, 2011, none of those obligations is backed by the full faith and credit of the U.S. Government, except for $1,951 of GNMA mortgage-backed securities and collateralized mortgage obligations. The SBA commercial loan asset-backed securities are also backed by the full faith and credit of the U.S. Government.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The maturities of the investments in debt securities at June 30, 2011 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$16,468	$16,768
After 1 year through 5 years	149,173	151,324
After 5 years through 10 years	82,020	85,052
Over 10 years	21,569	20,961
	$269,230	$274,105

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at June 30, 2011, however, are expected to be much shorter due to anticipated payments.

Investment securities at June 30, 2011 and December 31, 2010 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$14,087	$62	$—	$—	$14,087	$62
Municipal obligations	201	2	—	—	201	2
Auction rate municipal obligations	—	—	2,680	220	2,680	220
Corporate obligations:
With other-than-temporary impairment loss	—	—	70	71	70	71
Without other-than-temporary impairment loss	2,829	19	1,953	442	4,782	461
Collateralized mortgage obligations	727	5	—	—	727	5
Mortgage-backed securities	2,044	7	—	—	2,044	7
Private-label mortgage-backed securities	161	9	—	—	161	9
SBA commercial loan asset-backed securities	329	1	—	—	329	1
Total debt securities	20,378	105	4,703	733	25,081	838
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$20,378	$105	$4,703	$733	$25,081	$838

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

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

At June 30, 2011, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on all debt securities within the securities portfolio without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade except for $199 of private-label mortgage-backed securities and one corporate obligation with an estimated fair value of $307.

At June 30, 2011, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Two of the issuers, representing 74% of the pool, announced that they will defer regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $70 at June 30, 2011 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. At June 30, 2010, this same debt security had a fair value of $120 and, based on an analysis of projected cash flows, $49 was charged to earnings as a credit loss; a further unrealized loss of $69 on this same debt security had been charged to earnings as a credit loss in the year 2009.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(4)                         Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:

	June 30,	December 31,
	2011	2010

Federal Home Loan Bank of Boston stock	$37,915	$35,960
Federal Reserve Bank stock	994	—
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	632	122
	$39,794	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At June 30, 2011, the Company’s investment in FHLB stock exceeded its required investment by $19,113.

On July 28, 2011, the FHLB announced preliminary unaudited financial results for the six months ending June 30, 2011 of $44.9 million in net income. It previously reported net income of $106.6 million in the year 2010.  At June 30, 2011, the FHLB had retained earnings of $288.5 million. Previously, the FHLB had set a retained earnings target of $925.0 million, a target adopted in connection with the FHLB’s revised operating plan to preserve capital in light of the various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB’s portfolio of held-to-maturity private-label mortgage-backed securities. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB’s portfolio of private-label mortgage-backed securities.

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

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter’s net income while the FHLB’s retained earnings are less than its targeted retained earnings level. On July 28, 2011, the FHLB board of directors declared a quarterly dividend equal to an annual yield of 0.27% to be paid on August 2, 2011. Quarterly dividends equal to annual yields of 0.30% and 0.31% were paid on March 2, 2011 and May 3, 2011, respectively. No dividends were paid on FHLB stock in 2010.

At June 30, 2011, the FHLB met its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(5)                         Loans (Dollars in thousands)

A summary of loans follows:

	June 30,	December 31,
	2011	2010
Commercial real estate loans:
Commercial real estate mortgage	$683,944	$564,275
Multi-family mortgage	452,367	420,782
Construction	34,571	18,195
Total commercial real estate loans	1,170,882	1,003,252

Commercial loans:
Commercial	143,458	96,735
Eastern Funding	214,332	203,816
Condominium association	39,711	42,399
Total commercial loans	397,501	342,950

Indirect automobile (“auto”) loans	577,453	541,053

Consumer loans:
Residential mortgage	348,482	287,499
Home equity	72,994	58,621
Other consumer	5,526	4,966
Total consumer loans	427,002	351,086

Total loans excluding deferred loan origination costs	2,572,838	2,238,341

Deferred loan origination costs:
Auto loans	13,520	12,636
Eastern Funding loans	1,094	1,202
Other loans	1,471	1,359
Total loans	$2,588,923	$2,253,538

(6)                        Allowance for Loan Losses (Dollars in thousands)

An analysis of the allowance for loan losses for the periods indicated follows:

	Six months ended June 30,
	2011	2010

Balance at beginning of period	$29,695	$31,083
Provision for loan losses	2,223	1,928
Charge-offs	(1,566)	(2,935)
Recoveries	495	561
Balance at end of period	$30,847	$30,637

During the six months ended June 30, 2011, the liability for unfunded credit commitments decreased by $269 as a result of inclusion of Ipswich’s liability for unfunded commitments ($56), and a credit to the provision for credit losses of $325. There was no change in the liability for unfunded commitments during the six months ended June 30, 2010. The liability, which is included in other liabilities, was $814 at June 30, 2011 and $1,083 at December 31, 2010.

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

Six Months Ended June 30, 2011 and 2010

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

Commercial Real Estate Loans

Commercial real estate loans are pooled by portfolio class. At June 30, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial real estate mortgage loans — 26.6%, multi-family mortgage loans — 17.6% and construction loans — 1.3%. Loans in this portfolio segment that are on non-accrual status and/or risk rated “substandard” or worse and which have an outstanding balance of $500 and over are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based primarily on historic loan loss experience and an assessment of the internal and external factors mentioned above. Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 26 years. The Company has a long history of low frequency of loss in these loan classes. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston metropolitan area, industry conditions and the effect the local economy could have on the collectibility of those loans. In the first quarter of 2011, vacancy rates relating to retail and office space in the greater Boston metropolitan area showed some improvement, but in the second quarter of 2011, vacancy rates moved upward.

While unemployment in Massachusetts is not as high as in other parts of the United States of America, it is nonetheless elevated. Further, the medical and education industries are major employers in the greater Boston metropolitan area. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston metropolitan area remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations. In the second quarter of 2011, the rate of unemployment in Massachusetts improved to 7.6% from 8.0% in the prior quarter and 8.4% a year ago.

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

Commercial Loans

Commercial loans are pooled by portfolio class. At June 30, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial loans — 5.6%, Eastern Funding loans — 8.3% and loans to condominium associations — 1.6%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

 (Unaudited)

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

Eastern Funding specializes in the financing of coin-operated laundry, dry cleaning and convenience store equipment and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States of America. The loans are considered to be of higher risk because the borrowers are typically small business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan losses for this class were the annualized rate of growth of loans outstanding (23% in 2010 and 10% in the first half of 2011), the decline in loans delinquent over 30 days from $2.9 million (1.43% of loans outstanding) at December 31, 2010 to $1.7 million (0.81%) at June 30, 2011, the decrease in the total of loans on watch, restructured loans and non-accrual loans from $7.2 million at December 31, 2010 to $6.6 million at June 30, 2011, and the decline in the annualized rate of net charge-offs, combined with write-downs of assets acquired, from 0.68% in the first half of 2010 to 0.38% in the first half of 2011.

Auto Loans

The auto loan portfolio segment is considered to be comprised of one class. At June 30, 2011, auto loans (excluding deferred loan origination costs) equaled 22.4% of the Company’s total loan portfolio. Determination of the allowance for loan losses for this segment is based primarily on assessment of trends in loan underwriting, loan loss experience, the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: above 700, between 660 and 700, and below 660. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

Deterioration in the economy and rising unemployment caused higher levels of delinquencies and charge-offs in 2009 and 2008. As a result of tightened underwriting criteria, delinquencies and charge-offs declined thereafter. The annualized rate of net auto loan charge-offs based on the average balance of loans outstanding (excluding deferred loan origination costs) declined from 0.59% in the first half of 2010 to 0.27% in the first half of 2011. Auto loans delinquent over 30 days declined from $7.6 million, or 1.41% of loans outstanding (excluding deferred loan origination costs), at December 31, 2010 to $5.6 million (0.98%) at June 30, 2011. These favorable trends were the primary reasons for the reduction in the allowance for loan losses for this loan segment throughout 2010 and in the first half of 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

Consumer Loans

Consumer loans are pooled by portfolio class. At June 30, 2011, loans outstanding within the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: residential mortgage loans — 13.6%, home equity loans — 2.8% and other consumer loans — 0.2%. Loans within the three classes that become 90 days or more past due or are placed on non-accrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards and trends in loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

Historically, losses in these classes have been negligible, although within the last year losses have resulted in a few instances resulting from economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston metropolitan area and the economic conditions in that area which were previously commented upon in the “Commercial Real Estate Loans” subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan.  Real estate declined in the range of 15% in the past few years. While some rebound in home prices occurred in the latter part of 2010, prices declined in the first and second quarters of 2011. Continuation of reduced home prices, as well as elevated unemployment in the greater Boston metropolitan area, could cause certain borrowers to be unable to service their debt obligations.

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

Six Months Ended June 30, 2011 and 2010

 (Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

The following table presents the changes in the allowance for loan losses and the recorded investment in loans by portfolio segment for the six months ended June 30, 2011. The recorded investment represents the unpaid balance of loans outstanding and excludes deferred loan origination costs.

	Commercial real estate	Commercial	Auto	Consumer	Unallocated	Total

Allowance for loan losses
Balance at January 1, 2011	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Provision (credit) for loan losses	601	359	113	(49)	29	1,053
Charge-offs	—	(339)	(620)	(1)	—	(960)
Recoveries	—	89	169	2	—	260
Balance at March 31, 2011	$12,999	$5,402	$6,614	$1,590	$3,443	$30,048
Provision (credit) for loan losses	1,680	(9)	(300)	48	(249)	1,170
Charge-offs	—	(143)	(463)	—	—	(606)
Recoveries	—	64	170	1	—	235
Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847

Ending balance:
For impaired loans	$—	$259	$—	$35	$—	$294

For non-impaired loans	$14,679	$5,055	$6,021	$1,604	$3,194	$30,553
Loans acquired with nonaccretable discount	$—	$—	$—	$—	$—	$—

Loans
Ending balance	$1,170,882	$397,501	$577,453	$427,002	$—	$2,572,838
Ending balance:
For impaired loans	$1,376	$4,024	$117	$4,603	$—	$10,120

For non-impaired loans	$1,064,032	$360,767	$577,336	$365,963	$—	$2,368,098
Loans acquired with nonaccretable discount	$105,474	$32,710	$—	$56,436	$—	$194,620

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

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

Credit Quality Information

The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at June 30, 2011 by credit quality indicator.

	Commercial real estate	Multi- family	Construction	Commercial	Eastern Funding	Condominium association	Other consumer
Loan rating:
Pass	$563,202	$437,704	$27,630	$106,597	$208,014	$39,711	$4,957
Criticized	35,525	1,347	—	4,151	6,318	—	—
Acquired loans	85,217	13,316	6,941	32,710	—	—	569
	$683,944	$452,367	$34,571	$143,458	$214,332	$39,711	$5,526

Auto
Credit score:
Over 700	$484,567
661-700	69,401
660 and below	23,485
$577,453

	Residential mortgage	Home equity
Loan-to-value ratio:
Less than 50%	$75,192	$23,791
50% - 69%	118,028	19,991
70% - 79%	94,674	15,458
80% and over	15,130	3,345
Acquired loans	45,458	10,409
	$348,482	$72,994

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at December 31, 2010 by credit quality indicator.

	Commercial real estate	Multi- family	Construction	Commercial	Eastern Funding	Condominium association	Other consumer
Loan rating:
Pass	$560,505	$419,818	$15,720	$92,828	$196,583	$42,399	$4,966
Criticized	3,770	964	2,475	3,907	7,233	—	—
	$564,275	$420,782	$18,195	$96,735	$203,816	$42,399	$4,966

Auto
Credit score:
Over 700	$456,089
661-700	60,421
660 and below	24,543
$541,053

	Residential mortgage	Home equity
Loan-to-value ratio:
Less than 50%	$73,583	$23,722
50% - 69%	110,205	17,423
70% - 79%	88,151	14,280
80% and over	15,560	3,196
	$287,499	$58,621

Loan rating is the credit quality indicator used to monitor several loan classes. At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel. Loans rated “pass” are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. “Criticized” loans include loans on watch, troubled debt restructured loans, loans on non-accrual and other impaired loans. These loans have a higher likelihood of loss. Depending on the size of a loan, loss exposure is evaluated on a loan by loan basis. As noted in the tables above, the total of commercial real estate loans classified as criticized increased from $3,770 at December 31, 2010 to $35,525 at June 30, 2011. The increase resulted from the downgrading of loans to two borrowers. The downgrades were not because of newly emerging signs of weakness in the collectability of the loans, but rather because of the need to obtain more information about the global condition of the borrowers.

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

Loan-to-value ratio is the credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans originated by Brookline are based on loan balances outstanding at June 30, 2011 and December 31, 2010 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at June 30, 2011 and December 31, 2010 originated by Brookline are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established.

Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the tables. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at June 30, 2011. If the local economy is further weakened, a rise in losses in those loan classes could occur.

The primary credit quality indicator relating to loans acquired in the Ipswich transaction (see note 2) is their underlying cash flows. At June 30, 2011, there was no allowance for loan losses on these loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

Age Analysis of Past Due Loans By Class

The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) by class as of June 30, 2011.

	Past due						Loans past
	31-60 days	61-90 days	Greater than 90 days	Total	Current	Total loans	due greater than 90 days and accruing

Commercial real estate mortgage	$471	$1,410	$1,961	$3,842	$594,885	$598,727	$1,961
Multi-family mortgage	—	—	2,395	2,395	436,656	439,051	1,019
Construction	—	—	550	550	27,080	27,630	550
Commercial	133	—	122	255	110,493	110,748	122
Eastern Funding	392	127	1,220	1,739	212,593	214,332	—
Condominium association	—	18	—	18	39,693	39,711	—
Auto	5,001	524	117	5,642	571,811	577,453	—
Residential mortgage	1,245	—	1,381	2,626	300,398	303,024	—
Home equity	600	—	98	698	61,887	62,585	—
Other consumer	3	1	9	13	4,944	4,957	—
Acquired loans	67	229	3,173	3,469	191,151	194,620	6
	$7,912	$2,309	$11,026	$21,247	$2,551,591	$2,572,838	$3,658

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

Six Months Ended June 30, 2011 and 2010

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

	At June 30, 2011			Three months ended June 30, 2011		Six months ended June 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

With no related allowance recorded:
Multi-family mortgage loans	$1,376	$1,376	$—	$1,240	$13	$1,102	$26
Construction loans	—	—	—	2,843	—	2,659	—
Commercial loans — Eastern Funding	3,116	4,156	—	3,292	42	3,513	130
Auto loans	117	117	—	127	—	114	—
Residential mortgage loans	4,177	4,177	—	4,074	27	4,265	79
Home equity loans	73	73	—	73	—	37	—
Other consumer loans	9	9	—	9	1	4	1
	8,868	9,908	—	11,658	83	11,694	236
With an allowance recorded:
Commercial loans — Eastern Funding	908	1,027	259	767	14	1,011	33
Residential mortgage loans	319	319	10	319	2	320	5
Home equity loans	25	25	25	25	—	25	1
	1,252	1,371	294	1,111	16	1,356	39
Total:
Commercial real estate loans	1,376	1,376	—	4,083	13	3,761	26
Commercial loans	4,024	5,183	259	4,059	56	4,524	163
Auto loans	117	117	—	127	—	114	—
Consumer loans	4,603	4,603	35	4,500	30	4,651	86
	$10,120	$11,279	$294	$12,769	99	$13,050	$275

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	At December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance

With no related allowance recorded:
Multi-family mortgage loans	$964	$964	$—
Construction loans	2,475	3,275	—
Commercial loans – Eastern Funding	2,883	3,893	—
Auto loans	158	158	—
Residential mortgage loans	4,403	4,403	—
	10,883	12,693	—
With an allowance recorded:
Commercial loans – Eastern Funding	1,178	1,318	413
Residential mortgage loans	323	323	10
Home equity loans	25	25	25
	1,526	1,666	448
Total:
Commercial real estate loans	3,439	4,239	—
Commercial loans	4,061	5,211	413
Auto loans	158	158	—
Consumer loans	4,751	4,751	35
	$12,409	$14,359	$448

Non-accrual Loans

The unpaid balance of loans on non-accrual by class as of June 30, 2011 and December 31, 2010 follows.

	June 30,	December 31,
	2011	2010

Commercial real estate mortgage	$—	$—
Multi-family mortgage	1,376	964
Construction	—	2,475
Commercial	—	—
Eastern Funding	1,757	2,478
Condominium association	—	—
Auto	117	158
Residential mortgage	1,381	1,363
Home equity	98	25
Other consumer	9	—
Acquired loans	3,167	—
Total	$7,905	$7,463

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(7)        Deposits (Dollars in thousands)

A summary of deposits follows:

	June 30,	December 31,
	2011	2010

Demand checking accounts	$184,480	$109,108
NOW accounts	139,381	120,599
Savings accounts	164,884	114,258
Money market savings accounts	848,468	675,328
Certificate of deposit accounts	821,920	791,606
Total deposits	$2,159,133	$1,810,899

(8)       Borrowed Funds (Dollars in thousands)

Borrowed funds are comprised of the following:

	June 30,	December 31,
	2011	2010

FHLB advances	$421,355	$375,569
Federal funds purchased	—	13,000
Repurchase agreements	4,789	—
Total borrowed funds	$426,144	$388,569

The advances are secured by a blanket security agreement which requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

A $7,000 subordinated debenture issued by a subsidiary of First Ipswich Bancorp plus interest due thereon was paid in full on April 7, 2011. As of the repayment date, the annual interest rate payable on the debenture was the three-month LIBOR rate plus 3.40%. A $6,000 subordinated debenture issued by a subsidiary of First Ipswich Bancorp plus interest due thereon was paid in full on June 27, 2011. As of that date, the annual interest rate payable on the debenture was the three-month LIBOR rate plus 1.95%.

(9)       Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at June 30, 2011 was comprised of (a) unrealized gains of $3,098 (net of income taxes) on securities available for sale and (b) an unrealized gain of $156 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2010 was comprised of an unrealized gain of $2,186 (net of income taxes) on securities available for sale and an unrealized gain of $162 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At June 30, 2011 and December 31, 2010, the resulting net income tax liability amounted to $1,911 and $1,363, respectively.

(10)     Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At June 30, 2011, the Company had outstanding commitments to originate loans of $143,916, $55,266 of which were commercial real estate mortgage loans, $22,352 were multi-family mortgage loans, $57,925 were commercial loans and $8,373 were residential mortgage loans. Unused lines of credit available to customers were $75,116, of which $69,847 were equity lines of credit.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(11)     Dividend Declaration

On July 20, 2011, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on August 17, 2011 to stockholders of record on August 1, 2011.

(12)    Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plan

On April 20, 2011, the stockholders of the Company approved the 2011 Restricted Stock Plan (the “2011 RRP”). The purpose of the 2011 RRP is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The maximum number of shares of the Company’s common stock that may be awarded is 500,000.

Effective July 1, 2011, 139,791 shares of Company common stock were awarded under the 2011 RRP, 50% of which vest over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award will vest three years after the award date based on the level of the Company’s achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company’s common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.

The Company also has a recognition and retention plan, the “2003 RRP.” Under the plan, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. On March 16, 2010, 7,470 shares were awarded which vested on March 16, 2011, on August 4, 2010, 25,000 shares were awarded which will vest on August 4, 2012, on October 6, 2010, 8,500 shares were awarded which will vest on October 6, 2012 and on April 20, 2011, 2,500 shares were awarded which will vest on April 20, 2013.

Total expense for shares awarded under the 2003 RRP amounted to $43, $20, $102 and $40 for the three months and six months ended June 30, 2011 and 2010, respectively. The compensation cost of non-vested RRP shares at June 30, 2011 is expected to be charged to expense as follows: $88 during the six months ended December 31, 2011, $114 in 2012 and $3 in 2013. As of June 30, 2011, 85,361 shares were available for award under the 2003 RRP.

Stock Option Plan

The Company has a stock option plan, the “2003 Option Plan.” Under the plan, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plan.

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. On April 20, 2011, 2,500 options were awarded at an exercise price of $9.01 per option which will vest on April 20, 2012. As of June 30, 2011, 1,369,155 options were available for award under the Company’s 2003 Stock Option Plan.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

 (Unaudited)

Total expense for the stock option plan amounted to $5, $55, $42 and $172 for the three months and six months ended June 30, 2011 and 2010, respectively.

Activity under the Company’s stock option plan for the six months ended June 30, 2011 was as follows:

Options outstanding at January 1, 2011	1,128,345
Options awarded at 9.01 per option	2,500
Options forfeited at $15.02 per option	(20,000)
Options outstanding at June 30, 2011	1,110,845

Exercisable as of June 30, 2011 at:
$9.00 per option	72,512
$10.71 per option	52,333
$10.78 per option	45,000
$11.84 per option	50,000
$12.91 per option	4,000
$15.02 per option	876,000
1,099,845

Aggregate intrinsic value of options outstanding and exercisable	$20
Weighted average exercise price per option outstanding	$14.05
Weighted average exercise price per option exercisable	$14.09
Weighted average fair value per option of options granted during the period	$2.04
Weighted average remaining contractual life in years at end of period	3.7

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at June 30, 2011 and December 31, 2010, which was $2,877 and $3,002, respectively, is eliminated in consolidation.

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

At June 30, 2011, the ESOP held 401,316 unallocated shares at an aggregate cost of $2,188; the market value of such shares at that date was $3,720. For the six months ended June 30, 2011 and 2010, $229 and $245, respectively, was charged to compensation expense based on the commitment to release to eligible employees 23,106 shares and 24,090 shares in those respective periods.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The following table provides the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$21	$16	$42	$32
Interest cost	19	14	38	28
Prior service cost	(6)	(6)	(12)	(12)
Actuarial gain	(1)	(3)	(2)	(6)
Net periodic benefit costs	$33	$21	$66	$42

Benefits paid amounted to $8 and $6 for the six months ended June 30, 2011 and 2010, respectively.

(14)       Stockholders’ Equity (Dollars in thousands)

Capital Distributions and Restrictions Thereon

OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as Brookline, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 institution”) may, after prior notice but without the approval of the OTS, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require OTS approval.

A Formal Agreement between Ipswich and the Office of the Comptroller of the Currency (the “OCC”) limits the ability of Ipswich to pay dividends to the Company. Any dividend payments are subject to the approval of the OCC. Dividend payments by Ipswich would be prohibited if the effect thereof would cause Ipswich’s capital to be reduced below applicable minimum capital requirements.

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the six months ended June 30, 2011. As of June 30, 2011, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(15)     Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$23,412	$23,412	$18,451	$18,451
Short-term investments	93,861	93,861	47,457	47,457
Securities	314,242	314,242	340,875	340,875
Loans, net	2,558,076	2,608,464	2,223,843	2,253,412
Accrued interest receivable	9,325	9,325	8,596	8,596
Financial liabilities:
Demand, NOW, savings and money market savings deposits	1,337,213	1,337,213	1,019,293	1,019,293
Certificates of deposit	821,920	824,770	791,606	795,210
Federal Home Loan Bank advances	421,355	429,153	375,569	379,646
Other borrowed funds	4,789	4,788	13,000	13,000

The following table presents the balances of certain assets reported at fair value as of June 30, 2011:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$129,507	$—	$129,507
Municipal obligations	—	1,299	—	1,299
Auction rate municipal obligations	—	—	2,680	2,680
Corporate obligations	—	48,993	796	49,789
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	3,920	—	3,920
Mortgage-backed securities issued by U.S. Government-sponsored enterprises .	—	86,025	—	86,025
Private-label mortgage-backed securities	—	393	—	393
SBA commercial loan asset-backed securities	—	492	—	492
Marketable equity securities	343	—	—	343
Securities available for sale	$343	$270,629	$3,476	$274,448

Assets measured at fair value on a non-recurring basis:
Other real estate owned	$—	$3,216	$—	$3,216
Repossessed vehicles	—	461	—	461
Repossessed equipment	—	192	—	192

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The following table presents the balances of certain assets reported at fair value as of December 31, 2010:

	Carrying Value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$151,765	$—	$151,765
Municipal obligations	—	791	—	791
Auction rate municipal obligations	—	—	2,965	2,965
Corporate obligations	—	46,083	638	46,721
Collateralized mortgage obligations issued by U.S.Government-sponsored enterprises	—	1,305	—	1,305
Mortgage-backed securities issued by U.S.Government-sponsored enterprises	—	100,561	—	100,561
Marketable equity securities	432	—	—	432
Securities available for sale	$432	$300,505	$3,603	$304,540

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$2,475	$—	$2,475
Repossessed vehicles	—	524	—	524
Repossessed equipment	—	179	—	179

The securities comprising the balance in the level 3 column at June 30, 2011 included $2,900 of auction rate municipal obligations and $1,081 of pools of trust preferred obligations, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $2,680 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $796.

During the six months ended June 30, 2011, the fair value of securities available for sale using significant unobservable inputs (level 3) decreased by $127 as a result of a $10 pay down of a trust preferred obligation, a $300 pay down of an auction rate municipal obligation, a $168 net increase in the estimated fair value of the pools of trust preferred obligations and a $15 net increase in the estimated fair value of auction rate municipal obligations.

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

Six Months Ended June 30, 2011 and 2010

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

Federal Home Loan Bank Advances

The fair value of borrowings from the FHLB represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

Other Financial Assets and Liabilities

Cash and due from banks, short-term investments, accrued interest receivable and other borrowed funds have fair values which approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

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

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and six months ended June 30, 2011 and 2010.

Operating Highlights

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands except per share amounts)

Net interest income	$27,629	$23,728	$53,335	$46,873
Provision for credit losses	839	661	1,898	1,928
Fees, charges and other income	1,687	1,132	2,966	1,958
Penalty from prepayment of borrowed funds	—	(913)	—	(913)
Gain on sales of securities	—	834	80	834
Impairment loss on securities	—	—	—	(49)
Non-interest expense	15,877	11,998	29,326	23,698
Income before income taxes	12,600	12,122	25,157	23,077
Provision for income taxes	5,273	4,876	10,281	9,315
Net income attributable to noncontrolling interest in subsidiary	326	163	609	326
Net income attributable to Brookline Bancorp, Inc.	7,001	7,083	14,267	13,436

Basic earnings per common share	$0.12	$0.12	$0.24	$0.23
Diluted earnings per common share	0.12	0.12	0.24	0.23

Interest rate spread	3.44%	3.31%	3.45%	3.28%
Net interest margin	3.70%	3.67%	3.72%	3.66%

Financial Condition Highlights

	At	At	At
	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)

Total assets	$3,114,582	$2,720,542	$2,659,418
Net loans	2,558,076	2,223,843	2,141,828
Deposits	2,159,133	1,810,899	1,702,658
Borrowed funds	426,144	388,569	439,254
Brookline Bancorp, Inc. stockholders’ equity	501,077	495,443	492,416
Stockholders’ equity to total assets	16.09%	18.21%	18.52%

Allowance for loan losses	$30,847	$29,695	$30,637
Non-performing loans	7,905	7,463	5,119
Non-performing assets	11,774	8,166	6,030
Restructured loans on accrual	4,905	4,946	6,968

Among the factors that influenced operating and financial condition highlights summarized above were the following:

•                     Completion of the acquisition of First Ipswich Bancorp and its subsidiaries (“Ipswich”) effective February 28, 2011. As of that date, the acquisition added to the Company’s balance sheet total assets of $271 million, including total loans of $203 million, total deposits of $212 million, goodwill of $2.7 million and a core deposit intangible of $4.9 million. See note 2 of the Notes to Consolidated Financial Statements presented elsewhere herein for additional information regarding the acquisition.

•                     On April 19, 2011, the Company and Bancorp Rhode Island, Inc. (“Bancorp Rhode Island”) entered into a Merger Agreement pursuant to which Bancorp Rhode Island will merge with and into the Company (the “Merger”). See note 2 of the Notes to Consolidated Financial Statements presented elsewhere herein for information regarding the acquisition.

•                     Net income for the 2011 second quarter and the first half of 2011 was reduced by $774,000 ($0.013 per share on a basic and diluted basis) and $924,000 ($0.016 per share on a basic and diluted basis), respectively, as a result of non-tax deductible professional fees relating to the transactions mentioned above.

•                     Loan growth of $63.9 million, or 2.5%, in the 2011 second quarter (10.1% on an annualized basis). The growth by segment was as follows: commercial real estate - $33.0 million (11.6% annualized); commercial - $8.6 million (8.8% annualized); indirect auto (“auto”) - $14.9 million (10.3% annualized) and consumer - $7.4 million (7.0% annualized). Excluding Ipswich, loan growth in the 2011 first quarter was $68.4 million, an annualized growth rate of 12.1%; growth occurred in all of the segments.

•                     Deposit growth of $40.9 million, or 1.9%, in the 2011 second quarter (7.7% on an annualized basis). Transaction deposit accounts increased $56.2 million, or 4.4% (17.6% annualized), while higher cost certificates of deposit decreased $15.3 million, or 1.8% (7.3% annualized). Excluding Ipswich, deposit growth in the 2011 first quarter was $90.4 million, an annualized growth rate of 20.0%.

•                     Annualized return on average stockholders’ equity: second quarter — 5.61% in 2011 (6.23% excluding acquisition related expenses) compared to 5.76% in 2010; first half — 5.73% in 2011 (6.10% excluding acquisition related expenses) compared to 5.48% in 2010.

•                     Annualized return on average assets: second quarter — 0.91% in 2011 (1.01% excluding acquisition related expenses) compared to 1.06% in 2010; first half — 0.96% in 2011 (1.02% excluding acquisition related expenses) compared to 1.02% in 2010.

•                     Net interest margin — 3.70% in the 2011 second quarter compared to 3.74% in the 2011 first quarter; 3.72% in the first half of 2011 compared to 3.66% in the first half of 2010.

•                     Provision for credit losses - $839,000 in the 2011 second quarter compared to $661,000 in the 2010 second quarter and $1,898,000 in the 2011 first half compared to $1,928,000 in the 2010 first half. The provisions reflect lower levels of net charge-offs offset by higher provisions attributable to loan growth and changes in loan risk ratings.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on interest-bearing liabilities, interest rate spread and net interest margin for the three and six months ended June 30, 2011 and 2010. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended June 30,
	2011			2010
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$69,757	$26	0.15%	$70,586	$29	0.16%
Debt securities (2)	313,687	1,760	2.24	298,168	1,965	2.64
Equity securities (2)	40,015	65	0.65	38,042	16	0.17
Commercial real estate loans (3)	1,159,065	15,194	5.24	931,711	12,540	5.38
Commercial loans (3)	395,732	6,562	6.64	309,108	5,326	6.90
Indirect automobile loans (3)	587,351	7,212	4.93	557,105	8,268	5.95
Consumer loans (3)	422,199	4,649	4.41	379,619	4,640	4.89
Total interest-earning assets	2,987,806	35,468	4.75%	2,584,339	32,784	5.08%
Allowance for loan losses	(30,074)			(30,764)
Non-interest earning assets	135,763			108,260
Total assets	$3,093,495			$2,661,835

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$137,732	60	0.17%	$108,768	40	0.15%
Savings accounts	165,214	266	0.65	102,687	205	0.80
Money market savings accounts	822,691	1,972	0.96	592,012	1,625	1.10
Certificates of deposit	830,260	2,840	1.37	786,834	3,478	1.77
Total interest-bearing deposits (4)	1,955,897	5,138	1.05	1,590,301	5,348	1.35
Federal Home Loan Bank advances	421,909	2,623	2.46	459,278	3,699	3.19
Other borrowings	10,242	62	2.39	—	—	—
Total interest bearing liabilities	2,388,048	7,823	1.31%	2,049,579	9,047	1.77%
Non-interest-bearing demand checking accounts (4)	175,994			94,946
Other liabilities	27,371			23,770
Total liabilities	2,591,413			2,168,295
Brookline Bancorp, Inc. stockholders’ equity	499,533			491,508
Noncontrolling interest in subsidiary	2,549			2,032
Total liabilities and equity	$3,093,495			$2,661,835
Net interest income (tax equivalent basis)/interest rate spread (5)		27,645	3.44%		23,737	3.31%
Less adjustment of tax exempt income		16			9
Net interest income		$27,629			$23,728
Net interest margin (6)			3.70%			3.67%

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

(4)             Including non-interest bearing checking accounts, the average interest rate on total deposits was 0.97% in the three months ended June 30, 2011 and 1.27% in the three months ended June 30, 2010.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six months ended June 30,
	2011			2010
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$62,510	$50	0.16%	$62,400	$44	0.14%
Debt securities (2)	310,249	3,524	2.27	292,202	3,894	2.67
Equity securities (2)	38,967	105	0.54	38,021	49	0.26
Commercial real estate loans (3)	1,108,233	29,025	5.24	926,124	24,992	5.40
Commercial loans (3)	378,407	12,731	6.74	305,009	10,495	6.89
Indirect automobile loans (3)	573,799	14,421	5.07	554,002	16,668	6.07
Consumer loans (3)	398,905	8,831	4.43	384,517	9,487	4.94
Total interest-earning assets	2,871,070	68,687	4.80%	2,562,275	65,629	5.14%
Allowance for loan losses	(29,927)			(30,883)
Non-interest earning assets	126,932			110,250
Total assets	$2,968,075			$2,641,642

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$130,405	107	0.17%	$103,565	73	0.14%
Savings accounts	149,365	484	0.65	99,914	402	0.81
Money market savings accounts	772,529	3,696	0.96	570,906	3,236	1.14
Certificates of deposit	817,300	5,746	1.42	797,376	7,548	1.91
Total deposits (4)	1,869,599	10,033	1.08	1,571,761	11,259	1.44
Federal Home Loan Bank advances	405,695	5,192	2.55	462,351	7,473	3.21
Other borrowings	9,460	101	2.15	—	—	—
Total interest bearing liabilities	2,284,754	15,326	1.35%	2,034,112	18,732	1.86%
Non-interest-bearing demand checking accounts (4)	155,814			90,967
Other liabilities	26,631			23,750
Total liabilities	2,467,199			2,148,829
Brookline Bancorp, Inc. stockholders’ equity	498,281			490,701
Noncontrolling interest in subsidiary	2,595			2,112
Total liabilities and equity	$2,968,075			$2,641,642
Net interest income (tax equivalent basis)/interest rate spread (5)		53,361	3.45%		46,897	3.28%
Less adjustment of tax exempt income		26			24
Net interest income		$53,335			$46,873
Net interest margin (6)			3.72%			3.66%

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

(4)             Including non-interest bearing checking accounts, the average interest rate on total deposits was 1.00% in the six months ended June 30, 2011 and 1.37% in the six months ended June 30, 2010.

(5)           Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights form the above table and the table on the preceding page follows:

•                     Net interest income was $3.9 million, or 16.4%, higher in the 2011 second quarter than in the 2010 second quarter as the average balance of interest-earning assets increased $403.5 million (15.6%), $243.1 million of which resulted from the Ipswich acquisition, and net interest margin improved from 3.67% to 3.70% between the two quarters. Net interest income was $6.5 million, or 13.8%, higher in the first half of 2011 than in the first half of 2010 due to a $308.8 million (12.1%) increase in the average balance of interest-earning assets, $163.8 million of which resulted from the Ipswich acquisition, and improvement in net interest margin from 3.66% to 3.72% between the two periods.

•                     Net interest income was $1.9 million, or 7.5%, higher in the 2011 second quarter than in the 2011 first quarter as the effect of growth in interest-earning assets between the two quarters of $234.9 million (8.5%), $159.6 million of which resulted from the Ipswich acquisition, was partially offset by a decline in net interest margin from 3.74% to 3.70% between the two quarters. The reduction was due in part to a decline in the ratio of the average total of stockholders’ equity to the average total of interest-earning assets from 18.1% to 16.7% in those respective periods.

•                     The average balance of total loans outstanding in the 2011 second quarter was $211.3 million (9.0%) higher than in the 2011 first quarter and $386.8 million (17.8%) higher than in the 2010 second quarter. Of the increases, $134.3 million and $204.2 million in those respective periods resulted from the Ipswich acquisition. The average balance of loans outstanding in the first half of 2011 was $289.7 million (13.4%) higher than in the first half of 2010, $137.4 million of which resulted from the Ipswich acquisition.

•                     The average balance of non-interest-bearing demand checking accounts was $176.0 million in the 2011 second quarter, an increase of $81.0 million (85.4%) over the average balance in the 2010 second quarter. Of the increase, $53.0 million resulted from the Ipswich acquisition.

•                     The average balance of interest-bearing transaction accounts in the 2011 second quarter was $147.5 million (15.1%) million higher than in the 2011 first quarter, $71.9 million of which resulted from the Ipswich acquisition, while the average balance of higher cost certificates of deposit increased $26.1 million (3.2%) between those quarterly periods. Excluding the effect of the Ipswich acquisition, certificates of deposit declined $7.3 million between those quarterly periods.

•                     The average balance of transaction deposits (including non-interest-bearing checking accounts) expressed as a percent of the average balance of total deposits increased from 53.3% in the 2010 second quarter to 58.1% in the 2011 first quarter and 61.1% in the 2011 second quarter. The improvement is attributable to an increased focus on gathering transaction deposits and the desire of depositors to keep their funds in more liquid accounts during the low interest rate environment that has been in existence for some time.

As mentioned above, net interest margin declined in the 2011 second quarter compared to the 2011 first quarter. Further decline in net interest margin in coming quarters is a possibility. Recently, loan pricing has become more competitive and, in some instances, irrational. Since we do no not intend to match unprofitable loan pricing offered by some competitors, our volume of loan originations might be affected.

Provision for Credit Losses

The provision for credit losses results from the changes in the allowance for loan losses and the liability for unfunded commitments. See note 6 of the Notes to Consolidated Financial Statements appearing elsewhere herein for a description of how management determined the balance of the allowance for loan losses for each segment and class of loans.

The provisions for credit losses in the 2011 and 2010 second quarters were $839,000 and $661,000, respectively, while net loan charge-offs in those periods were $371,000 (an annualized rate of 0.06% based on average loans outstanding) and $874,000 (0.16%), respectively. The provisions for credit losses in the first half of 2011 and 2010 were $1,898,000 and $1,928,000, respectively, while net charge-offs in those periods were $1,071,000 (0.09%) and $2,374,000 (0.22%), respectively.

The provisions for loan losses for the commercial real estate segment were $1,680,000 and $115,000, respectively, in the 2011 and 2010 second quarters, and $2,281,000 and $75,000, respectively, in the first half of 2011 and 2010. There were no charge-offs in the first half of 2011 and the second quarter of 2010. A net charge-off of $300,000 related to one commercial real estate loan for which a specific reserve had been previously established was recorded in the first quarter of 2010. The higher provisions in the 2011 periods were due primarily to loan growth and the downgrading of loans to two borrowers aggregating $30.6 million. See note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein for commentary on the downgraded loans.

The provision (credit) for loan losses for the commercial loan segment was ($9,000) in the 2011 second quarter compared to $230,000 in the 2010 second quarter; net charge-offs in those periods were $79,000 and $153,000, respectively, substantially all of which related to Eastern Funding loans. The small credit to the provision in the 2011 second quarter resulted primarily from improvement in loan quality indicators relating to the Eastern Funding loan portfolio. The provision for loan losses for the commercial loan segment was $350,000 in the first half of 2011 compared to $912,000 in the first half of 2010; net charge-offs in those periods were $329,000 and $751,000, of which $289,000 and $452,000, respectively, related to the Eastern Funding loan portfolio. The annualized rate of Eastern Funding net charge-offs, combined with write-downs of assets acquired, declined from 0.68% in the first half of 2010 to 0.38% in the first half of 2011.

The provision (credit) for auto loan losses was ($300,000) in the 2011 second quarter compared to $322,000 in the 2010 second quarter; net charge-offs in those periods were $293,000 (an annualized rate of 0.20% based on average loans outstanding during that period excluding deferred loan origination costs) and $690,000 (0.51%), respectively. The provision (credit) for auto loan losses was ($187,000) in the first half of 2011 and $995,000 in the first half of 2010, while net charge-offs in those periods were $744,000 (0.27%) and $1,601,000 (0.59%), respectively.  Provisions (credits) for auto loan losses differed from net charge-offs in the 2011 and 2010 periods because of the releases of part of the allowance for loan losses designated for auto loans. The releases resulted from the significant reduction in the rate of net charge-offs and improvement in other credit quality metrics related to the auto loan portfolio. The allowance for loan losses allocated to the auto loan portfolio was $6,021,000, or 1.04% of auto loans outstanding (excluding deferred loan origination costs) at June 30, 2011, compared to $6,614,000 (1.17%) at March 31, 2011 and $6,952,000 (1.28%) at December 31, 2010. Auto loans delinquent greater than 30 days declined from $7.6 million (1.41% of loans outstanding excluding deferred loan origination costs) at December 31, 2010 to $5.6 million (0.98%) at June 30, 2011.

Regarding the consumer loan segment, a provision of $48,000 was recorded in the 2011 second quarter compared to a credit of $7,000 in the 2010 second quarter, and credits of $1,000 and $6,000 were recorded in the first half of 2011 and 2010, respectively. The provisions and credits resulted primarily from changes in loans outstanding.

The unallocated portion of the allowance for loan losses was increased by $29,000 in the 2011 first quarter and reduced by $249,000 in the 2011 second quarter. In 2010, the unallocated allowance was reduced by $49,000 in the first quarter and remained unchanged in the second quarter. The changes resulted from consideration of all factors evaluated in arriving at the total allowance for loan losses.

The liability for unfunded commitments was increased by $6,000 in the 2011 first quarter due to the inclusion of Ipswich and reduced by $331,000 in the 2011 second quarter; there were no changes in the liability for unfunded commitments in the first half of 2010. The reduction in the 2011 second quarter was due to changes in reserve factors applied to loan segments to better reflect estimated loss exposures related to unfunded loan commitments.

Securities Transactions and Prepayment of Borrowings

The Company sold marketable equity securities in the 2011 first quarter at a gain of $80,000. In the first quarter of 2010, an impairment loss of $49,000 was recognized on a debt security comprised of a pool of trust preferred securities.

In the 2010 second quarter, $24 million of borrowings from the FHLB with a weighted average interest rate of 4.03% and maturing in June 2011 were prepaid resulting in a penalty of $913,000 ($534,000 on an after-tax basis) being charged to earnings. In the same quarter, $24 million was re-borrowed from the FHLB at a weighted average annual interest rate of 2.02% for a weighted average life of 3.26 years. Also in the 2010 second quarter, equity securities with a carrying value of $427,000 were sold at a gain of $790,000 and a mortgage-backed security with a carrying value of $1,276,000 was sold at a gain of $44,000. On an after-tax basis, these gains amounted to $535,000.

Other Operating Highlights

Fees, Charges and Other Income. Income from these sources increased from $1,132,000 in the 2010 second quarter to $1,687,000 in the 2011 second quarter and from $1,958,000 in the first half of 2010 to $2,966,000 in the first half of 2011. The increases resulted primarily from $210,000 in fees related to the sale of residential mortgage loans in the first half of 2011 and inclusion of fees, charges and other income earned by Ipswich of $662,000 in the 2011 second quarter and $874,000 since the acquisition as of the end of February 2011.

Non-Interest Expense. Total non-interest expenses were $15.9 million in the 2011 second quarter compared to $12.0 million in the 2010 second quarter. The increase was due primarily to inclusion of non-interest expenses of Ipswich ($2.7 million), higher compensation and benefits expense resulting from added personnel, salary increases, higher bonuses and medical benefits expense, and higher professional service fees. Total non-interest expenses were $29.3 million in the first half of 2011 compared to $23.7 million in the first half of 2010. The increase was due primarily to inclusion of non-interest expenses of Ipswich ($3.5 million), higher compensation and benefits expense, and higher expenses for occupancy, data processing, marketing and professional services.  Two new branches were opened in June 2010.

Provision for Income Taxes. The effective rate of income taxes was 41.8% in the 2011 second quarter compared to 40.2% in the 2010 second quarter and 40.9% in the first half of 2011 compared to 40.4% in the first half of 2010. The increases resulted primarily from the non-deductibility of expenses related to the Ipswich acquisition and the contemplated acquisition of Bancorp Rhode Island.

Commentary on Certain Investment Securities

Auction Rate Municipal Obligations

The auction rate municipal obligations owned by the Company are debt securities issued by county and state entities to be repaid from revenues generated by hospitals and student education loans. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction process typically ranges from 7 days to 35 days. The amount invested in such obligations was $2.9 million at June 30, 2011 compared to $3.2 million at December 31, 2010 and $3.4 million at June 30, 2010. The $500,000 reduction over the past year resulted from partial redemptions at par by an issuer.

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

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at June 30, 2011 was $2,680,000, or $220,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments are segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At June 30, 2011, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The book value of PreTSL VI was $141,000 at June 30, 2011. Two of the issuers, representing 74% of the pool, have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in the first quarter of 2010. As of June 30, 2011, the fair value of this security was estimated to be $70,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market.

The book value of PreTSL XXVIII was $940,000 at June 30, 2011 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $725,000 at that date. The unrealized loss of $215,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, we have first priority to future cash redemptions and over 40% of the issuers in the pool would have to default before recovery of our investment could be in doubt. None of the 56 issuers in the pool represent more than 4% of the entire pool. Sixteen issuers representing approximately 24% of the remaining aggregate investment pool at June 30, 2011 either were in default or have deferred regularly scheduled interest payments at that date.

At June 30, 2011, the aggregate carrying value of other trust preferred securities owned by the Company was $2,855,000 and the aggregate estimated fair value was $2,640,000. The aggregate unrealized loss on these securities of $215,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Included in corporate obligations at June 30, 2011 owned by Ipswich is a debt security issued by Lehman Brothers Holdings that is in default and unrated. The $1,220,000 face amount of the bond had been previously written-down by Ipswich in 2008 as an impairment loss charged to earnings. The carrying value of the bond at June 30, 2011 equaled its estimated fair value of $307,000.

Private-Label Mortgage-Backed Securities

The private-label mortgage-backed securities at June 30, 2011 are owned by Ipswich. An impairment loss on these securities was charged to earnings in 2008. At June 30, 2011, the aggregate carrying value of the securities was $389,000 and the aggregate estimated fair value was $393,000. Of that latter amount, $199,000 related to securities rated “B”, or below investment grade.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans:
Multi-family	$1,376	$964
Construction	—	2,475
Eastern Funding	1,757	2,478
Auto	117	158
Residential	1,381	1,363
Home equity	98	25
Other consumer	9	—
Acquired loans	3,167	—
Total non-accrual loans	7,905	7,463
Repossessed vehicles	461	524
Repossessed equipment	192	179
Other real estate owned	3,216	—
Total non-performing assets	$11,774	$8,166

Restructured loans on accrual	$4,905	$4,946

Allowance for loan losses	$30,847	$29,695

Allowance for loan losses as a percent of total loans	1.19%	1.32%
Non-accrual loans as a percent of total loans	0.31%	0.33%
Non-performing assets as a percent of total assets	0.38%	0.30%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Of the restructured loans at June 30, 2011, $1,790,000 were loans originated by Eastern Funding and $3,115,000 were residential mortgage loans. Of the restructured loans at December 31, 2010, $1,583,000 were loans originated by Eastern Funding and $3,363,000 were residential mortgage loans.

At June 30, 2011 and December 31, 2010, loans past due 90 days or more and still on accrual amounted to $3,658,000 and $5,902,000, respectively. The loans were comprised primarily of commercial real estate loans, multi-family mortgage loans and commercial loans that matured and the borrowers continued to make their regular principal and interest payments at amounts as if their loans had been renewed when, in fact, the renewals had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

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

At June 30, 2011, interest-earning assets maturing or repricing within one year amounted to $1.257 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.673 billion, resulting in a cumulative one year negative gap position of $416 million, or 13.4% of total assets. Ipswich is included in the amounts as of June 30, 2011. At December 31, 2010, the Company had a negative one year cumulative gap position of $310 million, or 11.4% of total assets. The change in the cumulative one year gap position from the end of 2010 resulted primarily from a $114 million increase in transaction accounts repricing within one year at June 30, 2011 compared to December 31, 2010.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at June 30, 2011 amounted to $421.4 million and the Company had the capacity to increase that amount to $735.3 million.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At June 30, 2011, such assets amounted to $117.4 million, or 3.8% of total assets.

At June 30, 2011, both Brookline and Ipswich exceeded all regulatory capital requirements. Brookline’s Tier I capital was $375.4 million, or 13.7% of adjusted assets, and Ipswich’s Tier I capital was $24.6 million, or 12.6% of adjusted assets.  The minimum required Tier I capital ratio is 4.00%.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010 filed on February 25, 2011 and in the Company’s amended Form 10-K for the year ended December 31, 2010 filed on June 2, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)          Not applicable.

b)         Not applicable.

c)          The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2) (3)	Maximum Number of Shares that May Yet be Purchased Under the Program (1) (2) (3)

April 1 through June 30, 2011	—	$—	2,195,590	4,804,410

(1)               On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At June 30, 2011, 304,410 shares authorized under this program remained available for repurchase.

(2)               On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At June 30, 2011, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)               On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At June 30, 2011, all of the 2,500,000 shares authorized under this program remained available for repurchase.

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

Exhibit 31.1                    Certification of Chief Executive Officer

Exhibit 31.2                    Certification of Chief Financial Officer

Exhibit 32.1                    Section 1350 Certification of Chief Executive Officer

Exhibit 32.2                    Section 1350 Certification of Chief Financial Officer

Exhibit 101                       The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 8, 2011	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: August 8, 2011	By:	/s/ Paul R. Bechet
Paul R. Bechet
Senior Vice President, Treasurer and Chief Financial Officer