Form 10-Q
period 2011-09-30
BROOKLINE BANCORP INC
filed 2011-11-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of November 8, 2011, the number of shares of common stock, par value $0.01 per share, outstanding was 59,206,447.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

Part I -  Financial Information

Item 1.   Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$22,919	$18,451
Short-term investments	82,962	47,457
Securities available for sale	253,510	304,540
Restricted equity securities	39,283	36,335
Loans	2,662,076	2,253,538
Allowance for loan losses	(31,128)	(29,695)
Net loans	2,630,948	2,223,843
Accrued interest receivable	9,255	8,596
Bank premises and equipment, net	35,859	11,126
Deferred tax asset	11,840	10,206
Prepaid income taxes	2,498	78
Goodwill	46,203	43,241
Identified intangible assets, net of accumulated amortization of $12,274 and $11,081, respectively	5,591	1,871
Other assets	16,630	14,798
Total assets	$3,157,498	$2,720,542

LIABILITIES AND EQUITY
Deposits	$2,179,605	$1,810,899
Federal Home Loan Bank advances	437,974	375,569
Other borrowed funds	6,947	13,000
Mortgagors’ escrow accounts	6,943	5,843
Accrued expenses and other liabilities	21,042	17,283
Total liabilities	2,652,511	2,222,594

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,580,180 shares and 64,445,389 shares issued, respectively	644	644
Additional paid-in capital	525,012	524,515
Retained earnings, partially restricted	37,926	32,357
Accumulated other comprehensive income	2,540	2,348
Treasury stock, at cost - 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP – 389,763 shares and 424,422 shares, respectively	(2,125)	(2,314)
Total Brookline Bancorp, Inc. stockholders’ equity	501,890	495,443
Noncontrolling interest in subsidiary	3,097	2,505
Total equity	504,987	497,948

Total liabilities and equity	$3,157,498	$2,720,542

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
Interest income:
Loans	$33,723	$30,488	$98,731	$92,130
Debt securities	1,487	1,927	4,998	5,810
Short-term investments	28	32	77	76
Equity securities	48	4	141	40
Total interest income	35,286	32,451	103,947	98,056

Interest expense:
Deposits	4,971	5,096	15,003	16,355
Borrowed funds	2,671	3,087	7,965	10,560
Total interest expense	7,642	8,183	22,968	26,915

Net interest income	27,644	24,268	80,979	71,141
Provision for credit losses	891	551	2,789	2,479
Net interest income after provision for credit losses	26,753	23,717	78,190	68,662

Non-interest income:
Fees, charges and other income	1,732	927	4,698	2,885
Loss from investments in low income housing	(500)	—	(500)	—
Penalty from prepayment of borrowed funds	—	(555)	—	(1,468)
Gain on sales of securities	—	—	80	834
Loss on impairment of securities	—	—	—	(49)
Total non-interest income	1,232	372	4,278	2,202

Non-interest expense:
Compensation and employee benefits	8,091	5,895	22,697	17,008
Occupancy	1,637	1,128	4,510	3,373
Equipment and data processing	2,362	1,874	6,727	5,586
Professional services	1,406	668	3,653	2,599
FDIC insurance	536	418	1,422	1,246
Advertising and marketing	414	359	1,175	900
Amortization of identified intangible assets	443	306	1,193	918
Write-down of other real estate owned	719	—	719	—
Other	1,471	1,245	4,309	3,960
Total non-interest expense	17,079	11,893	46,405	35,590

Income before income taxes	10,906	12,196	36,063	35,274
Provision for income taxes	4,324	4,923	14,604	14,239
Net income	6,582	7,273	21,459	21,035
Less net income attributable to noncontrolling interest in subsidiary	307	235	916	561
Net income attributable to Brookline Bancorp, Inc.	$6,275	$7,038	$20,543	$20,474

Earnings per common share attributable to Brookline Bancorp, Inc.:
Basic	$0.11	$0.12	$0.35	$0.35
Diluted	0.11	0.12	0.35	0.35

Weighted average common shares outstanding during the period:
Basic	58,640,775	58,586,274	58,627,311	58,571,938
Diluted	58,640,973	58,588,536	58,630,124	58,576,080

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)

Net income	$6,582	$7,273	$21,459	$21,035

Other comprehensive income, net of taxes:
Unrealized securities holding gains (losses) excluding non-credit gain (loss) on impairment of securities	(1,131)	880	407	3,388
Non-credit gain (loss) on impairment of securities	1	1	7	(21)
Net unrealized securities holding gains (losses) before income taxes	(1,130)	881	414	3,367
Income tax (expense) benefit	419	(307)	(162)	(1,228)
Net unrealized securities holding gains (losses)	(711)	574	252	2,139

Adjustment of accumulated obligation for postretirement benefits	(5)	(5)	(15)	(15)
Income tax benefit	2	2	6	6
Net adjustment of accumulated obligation for postretirement benefits	(3)	(3)	(9)	(9)

Net unrealized holding gains (losses)	(714)	571	243	2,130

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	—	—	80	834
Impairment loss on securities	—	—	—	(49)
Income tax expense	—	—	(29)	(282)
Net securities gains included in net income	—	—	51	503

Net other comprehensive income (loss)	(714)	571	192	1,627

Comprehensive income	5,868	7,844	21,651	22,662

Net income attributable to noncontrolling interest in subsidiary	(307)	(235)	(916)	(561)

Comprehensive income attributable to Brookline Bancorp, Inc.	$5,561	$7,609	$20,735	$22,101

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

Net income attributable to Brookline Bancorp, Inc.	—	—	20,474	—	—	—	20,474	—	20,474

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	561	561

Distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111

Other comprehensive income	—	—	—	1,627	—	—	1,627	—	1,627

Common stock dividends of $0.255 per share	—	—	(14,957)	—	—	—	(14,957)	—	(14,957)

Expense of stock options granted	—	248	—	—	—	—	248	—	248

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	129	—	—	—	—	129	—	129

Compensation under recognition and retention plan	—	60	—	—	—	—	60	—	60

Common stock held by ESOP committed to be released (36,135 shares)	—	163	—	—	—	196	359	—	359

Balance at September 30, 2010	$644	$524,336	$30,937	$3,828	$(62,107)	$(2,381)	$495,257	$2,297	$497,554

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

Net income attributable to Brookline Bancorp, Inc.	—	—	20,543	—	—	—	20,543	—	20,543

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	916	916

Distributions to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(585)	(585)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	102	102

Minority owners interest in deferred tax asset related to subsidiary	—	—	—	—	—	—	—	159	159

Other comprehensive income	—	—	—	192	—	—	192	—	192

Common stock dividends of $0.255 per share	—	—	(14,974)	—	—	—	(14,974)	—	(14,974)

Expense of stock options granted	—	45	—	—	—	—	45	—	45

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	79	—	—	—	—	79	—	79

Compensation under recognition and retention plan	—	237	—	—	—	—	237	—	237

Common stock held by ESOP committed to be released (34,659 shares)	—	136	—	—	—	189	325	—	325

Balance at September 30, 2011	$644	$525,012	$37,926	$2,540	$(62,107)	$(2,125)	$501,890	$3,097	$504,987

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$20,543	$20,474
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interest in subsidiary	916	561
Provision for credit losses	2,789	2,479
Nonaccretable discount recognized as interest income	(100)	—
Depreciation and amortization	1,490	1,164
Net amortization of securities premiums and discounts	1,745	1,640
Amortization of deferred loan origination costs	7,218	7,043
Amortization of identified intangible assets	1,193	918
Amortization (accretion) of acquisition fair value adjustments, net	594	(10)
Amortization of mortgage servicing rights	17	13
Gain on sales of securities	(80)	(834)
Loss on impairment of securities	—	49
Write-down of other real estate owned	719	—
Write-down of assets acquired	134	186
Compensation under recognition and retention plan	237	60
Release of ESOP shares	325	359
Deferred income taxes	832	226
(Increase) decrease in:
Accrued interest receivable	77	481
Prepaid income taxes	(2,261)	(782)
Other assets	3,118	(1,051)
Increase (decrease) in:
Income taxes payable	421	(1,115)
Accrued expenses and other liabilities	(3,263)	1,142
Net cash provided from operating activities	36,664	33,003

Cash flows from investing activities:
Proceeds from sales of securities available for sale	124	2,537
Proceeds from principal repayments of securities available for sale	110,748	142,980
Proceeds from principal repayments of securities held to maturity	—	25
Purchase of securities available for sale	(45,179)	(161,393)
Net increase in loans	(216,922)	(34,956)
Sale of other real estate owned	260	—
Acquisition, net of cash and cash equivalents acquired	5,792	—
Purchase of restricted equity securities	(182)	—
Purchase of bank premises and equipment	(16,677)	(1,901)
Net cash used for investing activities	(162,036)	(52,708)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Nine months ended September 30,
	2011	2010
	(unaudited)

Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$198,692	$170,565
Decrease in certificates of deposit	(42,416)	(43,981)
Proceeds from Federal Home Loan Bank advances	3,083,851	265,900
Repayment of Federal Home Loan Bank advances	(3,036,618)	(360,418)
Repayment of subordinated debt	(13,000)	—
Decrease in other borrowings	(10,384)	—
Proceeds from federal funds purchased	—	4,000
Increase in mortgagors’ escrow accounts	553	287
Income tax benefit from vesting of recognition and retention plan shares and payment of dividend distributions on allocated ESOP shares	79	129
Expense of stock options granted	45	248
Payment of dividends on common stock	(14,974)	(14,957)
Payment of dividend to owners of noncontrolling interest in subsidiary	(585)	(481)
Purchase of additional interest in subsidiary	102	111
Net cash provided from financing activities	165,345	21,403

Net increase in cash and cash equivalents	39,973	1,698
Cash and cash equivalents at beginning of period	65,908	66,521
Cash and cash equivalents at end of period	$105,881	$68,219

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$24,599	$27,388
Income taxes	15,542	15,778
Transfer from loans to other real estate owned	2,536	—

Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$246,154	$—
Liabilities assumed	251,946	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(1)                    Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements include the accounts of Brookline Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Brookline Bank (“Brookline”) and Brookline Securities Corp. Brookline includes the accounts of its wholly owned subsidiaries, BBS Investment Corporation and Longwood Securities Corp., and its 84.8% (85.1% prior to April 1, 2011) owned subsidiary, Eastern Funding LLC (“Eastern Funding”). The consolidated financial statements also include the accounts of First Ipswich Bancorp and its subsidiaries which were acquired February 28, 2011. (See note 2).

The Company operates as one reportable segment for financial reporting purposes. All significant intercompany transactions and balances are eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In April 2011, the FASB issued an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment clarifies a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. This amendment is effective for periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”   The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments in this Update, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  As ASU

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012, is not expected to have any impact on the Company’s financial statements. The FASB recently announced the addition of a FASB agenda project to consider deferring certain aspects of ASU No. 2011-05, “Presentation of Comprehensive Income” related to the presentation of reclassification adjustments from other comprehensive income to net income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. ASU No. 2011-08 applies to all entities that have goodwill reported in their financial statements. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08, in January 2012, is not expected to have a material impact on the Company’s financial statements.

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

Total consideration paid in the acquisition consisted of approximately $19.7 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Acquisition Date and the Company’s consolidated results of operations for the nine months ended September 30, 2011 include the results of Ipswich since the Acquisition Date. Expenses relating to the transaction amounted to $224 and were recorded in professional services expense in the seven months ended September 30, 2011. The revenue and net income of Ipswich since the Acquisition Date included in the Company’s consolidated statement of income for the nine months ended September 30, 2011 and the revenue and net income of the combined entity had the acquisition date been January 1, 2010 are as follows:

	Revenue	Net income

Ipswich — Actual for the seven months ended September 30, 2011	$8,149	$414

Supplemental pro forma:
Nine months ended September 30, 2011	110,493	20,493

Nine months ended September 30, 2010	111,364	18,755

Supplemental pro forma net income for the nine months ended September 30, 2011 was adjusted to exclude $1,556 ($1,124 on an after-tax basis) of acquisition-related expenses incurred in that period and to include $254 ($149 on an after-tax basis) of net expense resulting from fair value adjustments. Pro forma net income for the nine months ended September 30, 2010 was adjusted to include $1,556 ($1,124 on an after-tax basis) of acquisition-related expenses and $1,197 ($704 on an after-tax basis) of net expense resulting from fair value adjustments. The goodwill represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

be deductible for income tax purposes. The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the periods presented, nor is it indicative of future results for any other interim or full year period.

The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

Assets:
Cash and cash equivalents	$25,463
Securities available for sale	15,903
Restricted equity securities	2,766
Loans, net	203,119
Bank premises and equipment	9,618
Goodwill	2,962
Core deposit intangible	4,913
Deferred tax asset	2,593
Other assets	4,280
Total assets	271,617

Liabilities:
Deposits	212,235
Federal Home Loan Bank advances	15,247
Other borrowings	17,331
Other liabilities	7,133
Total liabilities	251,946

Net assets acquired	$19,671

Goodwill resulting from the acquisition was determined as follows:

Cash paid in acquisition			$19,671

Ipswich stockholders’ equity at acquisition date		$13,605
Adjustments to record assets acquired at fair value:
Loans	$869
Bank premises and equipment	1,653
Reversal of existing goodwill	(628)
Reversal of existing core deposit intangible	(236)
Core deposit intangible	4,913
Other assets	(142)
	6,429
Adjustments to record liabilities assumed at fair value:
Deposits	345
Borrowed funds	246
Deferred income tax liability	2,333
Other liabilities	401
	3,325
Net effect of fair value adjustments		3,104
Fair value of net assets acquired			16,709
Goodwill resulting from acquisition			$2,962

A net deferred tax liability totaling $2,333 was established in connection with recording the related acquisition accounting adjustments (other than goodwill). Fair value adjustments to assets acquired and liabilities assumed are being amortized or accreted on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. The core deposit intangible is being amortized over 11 years using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value without carryover of Ipswich’s allowance for loan losses which amounted to $2,605 at the Acquisition Date. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools by loan classes with common risk characteristics (commercial real estate, multi-family, commercial, construction, residential mortgage, home equity) and maturity and pricing characteristics (fixed rate, adjustable rate, balloon maturities). The resulting fair value of the loans acquired (before consideration of estimated future credit losses) exceeded expected cash flows, creating a premium of $2,504 to be amortized as an adjustment to interest income over the remaining lives of the loans using effective interest rate methods.

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

Other Liabilities

The liability for pension payments to be made to two long-time retired executive officers of Ipswich was increased to the present value of future payments to be made to them based on their actuarially determined life expectancy.

Bancorp Rhode Island, Inc.

On April 19, 2011, the Company and Bancorp Rhode Island, Inc. (“Bancorp Rhode Island”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which Bancorp Rhode Island will merge with and into the Company (the “Merger”), whereupon the separate corporate existence of Bancorp Rhode Island will cease and its subsidiary, Bank Rhode Island (“BankRI”), will become a wholly owned subsidiary of the Company. The Merger by Bancorp Rhode Island has been approved by its shareholders. Subject to regulatory approvals and other customary closing conditions, completion of the Merger is anticipated to occur in the fourth quarter of 2011.

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

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

approximately 11.0 million shares of Company common stock. Elections will be subject to allocation procedures that are intended to insure that approximately 50% of the outstanding shares of Bancorp Rhode Island will be converted into Company common stock.

As of September 30, 2011, Bancorp Rhode Island and its subsidiaries had total assets of approximately $1.6 billion, including total loans and leases of approximately $1.1 billion, total deposits of approximately $1.1 billion and total shareholders’ equity of approximately $139 million. BankRI is a full-service commercial bank with 17 branches in Rhode Island.

(3)                 Investment Securities (Dollars in thousands)

Securities available for sale are summarized below:

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$114,426	$760	$22	$115,164
Municipal obligations	1,247	60	2	1,305
Auction rate municipal obligations	2,900	—	220	2,680
Corporate obligations	49,140	573	1,179	48,534
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	3,407	98	9	3,496
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	76,950	3,661	14	80,597
Private-label mortgage-backed securities	371	23	4	390
SBA commercial loan asset-backed securities	469	1	1	469
Total debt securities	248,910	5,176	1,451	252,635
Marketable equity securities	833	42	—	875
Total securities available for sale	$249,743	$5,218	$1,451	$253,510

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Debt securities:
U.S. Government-sponsored enterprises	$152,036	$465	$736	$151,765
Municipal obligations	750	41	—	791
Auction rate municipal obligations	3,200	—	235	2,965
Corporate obligations	46,312	1,197	788	46,721
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	1,297	8	—	1,305
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	97,146	3,415	—	100,561
Total debt securities	300,741	5,126	1,759	304,108
Marketable equity securities	366	66	—	432
Total securities available for sale	$301,107	$5,192	$1,759	$304,540

Debt securities of U.S. Government-sponsored enterprises include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At September 30, 2011, none of those obligations is backed by the full faith and credit of the U.S. Government, except for $1,877 of GNMA mortgage-backed securities and collateralized mortgage obligations. The SBA commercial loan asset-backed securities are also backed by the full faith and credit of the U.S. Government.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The maturities of the investments in debt securities at September 30, 2011 are as follows:

	Available for sale
	Amortized	Estimated
	cost	fair value

Within 1 year	$23,753	$24,002
After 1 year through 5 years	134,244	135,577
After 5 years through 10 years	72,956	75,929
Over 10 years	17,957	17,127
	$248,910	$252,635

Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities (primarily 10 years to 15 years at the time of purchase); the remaining lives at September 30, 2011, however, are expected to be much shorter due to anticipated payments.

Investment securities at September 30, 2011 and December 31, 2010 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

Debt securities:
U.S. Government-sponsored enterprises	$12,472	$22	$—	$—	$12,472	$22
Municipal obligations	201	2	—	—	201	2
Auction rate municipal obligations	—	—	2,680	220	2,680	220
Corporate obligations:
With other-than-temporary impairment loss	—	—	72	70	72	70
Without other-than-temporary impairment loss	6,731	492	1,773	617	8,504	1,109
Collateralized mortgage obligations	840	9	—	—	840	9
Mortgage-backed securities	1,843	14	—	—	1,843	14
Private-label mortgage-backed securities	103	4	—	—	103	4
SBA commercial loan asset-backed securities	38	1	—	—	38	1
Total debt securities	22,228	544	4,525	907	26,753	1,451
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$22,228	$544	$4,525	$907	$26,753	$1,451

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

At September 30, 2011, the Company did not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on all debt securities within the securities portfolio without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade except corporate obligations with an estimated fair value of $2,085 and unrealized losses of $645.

At September 30, 2011, corporate obligations included a debt security comprised of a pool of trust preferred securities issued by several financial institutions. Two of the issuers, representing 66% of the pool, have deferred regularly scheduled interest payments. Due to the lack of an orderly market for the debt security, its fair value was determined to be $72 at September 30, 2011 and the unrealized loss on the security, based on an analysis of projected cash flows, was recognized as a charge to comprehensive income. Based on prior analyses of projected cash flows of this debt security, $49 was charged to earnings as a credit loss in the first quarter of 2010 and $69 was charged to earnings as a credit loss in the year 2009.  On November 1, 2011, one of the issuers, representing 61% of the pool, announced it had signed a definitive agreement to sell its wholly-owned bank subsidiary and that it expects to pay all accrued interest to its trust preferred securities holders at the next scheduled payment date subsequent to closing of the sale.

A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was recognized in other comprehensive income follows:

	Nine months ended
	September 30,
	2011	2010
Beginning balance	$118	$69
Amount of credit loss related to debt securities for which an other-than-temporary impairment was not previously recognized	—	—
Amount of credit loss related to debt securities for which an other-than-temporary impairment was previously recognized	—	49
Ending balance of the amount related to credit losses on debt securities held at end of period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$118	$118

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(4)                         Restricted Equity Securities (Dollars in thousands, except for figures referred to in millions)

Restricted equity securities are as follows:

	September 30,	December 31,
	2011	2010

Federal Home Loan Bank of Boston stock	$37,914	$35,960
Federal Reserve Bank stock	994	—
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	122	122
	$39,283	$36,335

As a voluntary member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in stock of the FHLB in an amount ranging from 3% to 4.5% of its outstanding advances from the FHLB, depending on the maturity of individual advances. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. On December 8, 2008, the FHLB placed a moratorium on all excess stock repurchases. At September 30, 2011, the Company’s investment in FHLB stock exceeded its required investment by $18,642.

On October 27, 2011, the FHLB announced preliminary unaudited financial results for the three months and nine months ending September 30, 2011 of $50.0 million and $94.9 million in net income, respectively. It previously reported net income of $106.6 million in the year 2010.  At September 30, 2011, the FHLB had retained earnings of $336.1 million. Previously, the FHLB had set a retained earnings target of $925.0 million, a target adopted in connection with the FHLB’s revised operating plan to preserve capital in light of the various challenges to the FHLB, including the potential for realization of future losses primarily related to the FHLB’s portfolio of held-to-maturity private-label mortgage-backed securities. The FHLB monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model periodically in an effort to better reflect trends and risks to the FHLB’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the FHLB’s portfolio of private-label mortgage-backed securities.

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

The ability of the FHLB to pay dividends is subject to statutory and regulatory requirements. The FHLB has adopted a dividend payout restriction under which the FHLB may pay up to 50 percent of a prior quarter’s net income while the FHLB’s retained earnings are less than its targeted retained earnings level. On October 27, 2011, the FHLB board of directors declared a quarterly dividend equal to an annual yield of 0.30% to be paid on November 2, 2011. This represents the fourth consecutive quarter of dividend payments. No dividends were paid on FHLB stock in 2010.

At September 30, 2011, the FHLB met its regulatory capital requirements. In the future, if significant unrealized losses on the FHLB’s private-label mortgage-backed securities are deemed to be other-than-temporary credit related losses, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Company is less than its carrying value. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(5)                         Loans (Dollars in thousands)

A summary of loans follows:

	September 30,	December 31,
	2011	2010
Commercial real estate loans:
Commercial real estate mortgage	$718,059	$564,275
Multi-family mortgage	479,352	420,782
Construction	34,073	18,195
Total commercial real estate loans	1,231,484	1,003,252

Commercial loans:
Commercial	155,246	96,735
Eastern Funding	231,389	203,816
Condominium association	43,862	42,399
Total commercial loans	430,497	342,950

Indirect automobile (“auto”) loans	558,728	541,053

Consumer loans:
Residential mortgage	346,564	287,499
Home equity	73,696	58,621
Other consumer	5,531	4,966
Total consumer loans	425,791	351,086

Total loans excluding deferred loan origination costs	2,646,500	2,238,341

Deferred loan origination costs:
Auto loans	12,977	12,636
Eastern Funding loans	1,094	1,202
Other loans	1,505	1,359
Total loans	$2,662,076	$2,253,538

(6)                        Allowance for Loan Losses (Dollars in thousands, except for figures referred to in millions)

An analysis of the allowance for loan losses for the periods indicated follows:

	Nine months ended September 30,
	2011	2010

Balance at beginning of period	$29,695	$31,083
Provision for loan losses	3,114	2,479
Charge-offs	(2,358)	(4,016)
Recoveries	677	816
Balance at end of period	$31,128	$30,362

During the nine months ended September 30, 2011, the liability for unfunded credit commitments decreased by $269 as a result of inclusion of Ipswich’s liability for unfunded commitments ($56), and a credit to the provision for credit losses of $325. There was no change in the liability for unfunded commitments during the nine months ended September 30, 2010. The liability, which is included in other liabilities, was $814 at September 30, 2011 and $1,083 at December 31, 2010.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

Commercial Real Estate Loans

Commercial real estate loans are pooled by portfolio class. At September 30, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial real estate mortgage loans — 27.1%, multi-family mortgage loans — 18.1% and construction loans — 1.3%. Loans in this portfolio segment that are on non-accrual status, troubled debt restructured loans and/or risk rated “substandard” or worse and which have an outstanding balance of $500 and over are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based primarily on historic loan loss experience and an assessment of the internal and external factors mentioned above. Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 26 years. The Company has a long history of low frequency of loss in these loan classes. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston metropolitan area, industry conditions and the effect the local economy could have on the collectability of those loans. Currently, the demand for multi-family apartments in the Boston metropolitan area is strong due to the limited supply of available apartments and strong demand from college students and older adults. Vacancy rates, however, are rising in retail and office properties.

While unemployment in Massachusetts is not as high as in other parts of the United States of America, it is nonetheless elevated. The medical and education industries, which are major employers in the greater Boston metropolitan area, may experience funding cutbacks by the federal government until there is improvement in the economy. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston metropolitan area remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations. At the end of the third quarter of 2011, the rate of unemployment in Massachusetts improved to 7.3% (preliminary estimate) from 7.6% at the end of the second quarter, 8.0% at the end of the first quarter and 8.3% a year ago.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Commercial Loans

Commercial loans are pooled by portfolio class. At September 30, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial loans – 5.9%, Eastern Funding loans – 8.7% and loans to condominium associations – 1.7%.

Loans in this portfolio segment that are on non-accrual status, troubled debt restructured loans and/or risk rated “substandard” or worse and which have an outstanding balance of $500 and over ($100 and over for Eastern Funding loans) are evaluated on an individual basis for impairment. For non-impaired commercial loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based on historic loan loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan charge-offs and recoveries by class covering 18 years for commercial loans, 5 years for Eastern Funding loans and 11 years for loans to condominium associations.

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

Eastern Funding specializes in the financing of coin-operated laundry, dry cleaning and convenience store equipment and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States of America. The loans are considered to be of higher risk because the borrowers are typically small business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan losses for this class were the annualized rate of growth of loans outstanding (23% in 2010 and 18% in the first nine months of 2011), the decline in loans delinquent over 30 days from $2.9 million (1.43% of loans outstanding) at December 31, 2010 to $2.5 million (1.10%) at September 30, 2011, the decrease in the total of loans on watch, restructured loans and non-accrual loans from $7.2 million at December 31, 2010 to $6.3 million at September 30, 2011, and the decline in the annualized rate of net charge-offs, combined with write-downs of assets acquired, from 0.64% in the first nine months of 2010 to 0.34% in the first nine months of 2011. Part of the loan growth was attributable to the purchase of seasoned loans amounting to $9.0 million in the third quarter of 2011 and $11.8 in the third quarter of 2010.

Auto Loans

The auto loan portfolio segment is considered to be comprised of one class. At September 30, 2011, auto loans (excluding deferred loan origination costs) equaled 21.1% of the Company’s total loan portfolio. Determination of the allowance for loan losses for this segment is based primarily on assessment of trends in loan underwriting, loan loss experience, the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: above 700, between 660 and 700, and below 660. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Deterioration in the economy and rising unemployment caused higher levels of delinquencies and charge-offs in 2009 and 2008. As a result of tightened underwriting criteria, delinquencies and charge-offs declined thereafter. The annualized rate of net auto loan charge-offs based on the average balance of loans outstanding (excluding deferred loan origination costs) declined from 0.55% in the first three quarters of 2010 to 0.28% in the first three quarters of 2011. Auto loans delinquent over 30 days declined from $7.6 million, or 1.41% of loans outstanding (excluding deferred loan origination costs), at December 31, 2010 to $5.1 million (0.91%) at September 30, 2011. These favorable trends were the primary reasons for the reduction in the allowance for loan losses for this loan segment throughout 2010 and the first three quarters of 2011.

Consumer Loans

Consumer loans are pooled by portfolio class. At September 30, 2011, loans outstanding within the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: residential mortgage loans – 13.1%, home equity loans – 2.8% and other consumer loans – 0.2%. Loans within the three classes that become 90 days or more past due or are placed on non-accrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards and trends in loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

Historically, losses in these classes have been negligible, although within the last year losses have resulted in a few instances resulting from economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston metropolitan area and the economic conditions in that area which were previously commented upon in the “Commercial Real Estate Loans” subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan.  Real estate declined in the range of 15% in the past few years. While some rebound in home prices occurred in the latter part of 2010, prices declined in the first half of 2011. Continuation of reduced home prices, as well as elevated unemployment in the greater Boston metropolitan area, could cause certain borrowers to be unable to service their debt obligations.

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

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans

The following table presents the changes in the allowance for loan losses and the recorded investment in loans by portfolio segment for the nine months ended September 30, 2011. The recorded investment represents the unpaid balance of loans outstanding and excludes deferred loan origination costs.

	Commercial real estate	Commercial	Auto	Consumer	Unallocated	Total

Allowance for loan losses
Balance at January 1, 2011	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Provision (credit) for loan losses	601	359	113	(49)	29	1,053
Charge-offs	—	(339)	(620)	(1)	—	(960)
Recoveries	—	89	169	2	—	260
Balance at March 31, 2011	12,999	5,402	6,614	1,590	3,443	30,048
Provision (credit) for loan losses	1,680	(9)	(300)	48	(249)	1,170
Charge-offs	—	(143)	(463)	—	—	(606)
Recoveries	—	64	170	1	—	235
Balance at June 30, 2011	14,679	5,314	6,021	1,639	3,194	30,847
Provision for loan losses	308	535	14	14	20	891
Charge-offs	(30)	(185)	(575)	(2)	—	(792)
Recoveries	—	53	127	2	—	182
Balance at September 30, 2011	$14,957	$5,717	$5,587	$1,653	$3,214	$31,128

Ending balance:
Impaired loans	$—	$250	$—	$35	$—	$285

Non-impaired loans	$14,957	$5,467	$5,587	$1,618	$3,214	$30,843

Loans
Ending balance	$1,231,484	$430,497	$558,728	$425,791	$—	$2,646,500
Ending balance:
Impaired loans	$1,725	$3,553	$59	$3,251	$—	$8,588

Non-impaired loans	$1,127,795	$396,682	$558,669	$369,136	$—	$2,452,282
Loans acquired with nonaccretable discount	$101,964	$30,262	$—	$53,404	$—	$185,630

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment at December 31, 2010. The recorded investment represents the unpaid balance of loans outstanding and excludes deferred loan origination costs.

	Commercial real estate	Commercial	Auto	Consumer	Unallocated	Total

Allowance for loan losses
Ending balance	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

Ending balance:
Impaired loans	$—	$413	$—	$35	$—	$448

Non-impaired loans	$12,398	$4,880	$6,952	$1,603	$3,414	$29,247

Loans
Ending balance	$1,003,252	$342,950	$541,053	$351,086	$—	$2,238,341
Ending balance:
Impaired loans	$3,439	$4,061	$158	$4,751	$—	$12,409

Non-impaired loans	$999,813	$338,889	$540,895	$346,335	$—	$2,225,932

Credit Quality Information

The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at September 30, 2011 by credit quality indicator.

	Commercial real estate	Multi- family	Construction	Commercial	Eastern Funding	Condominium association	Other consumer
Loan rating:
Pass	$620,092	$442,179	$30,118	$121,382	$226,248	$43,845	$5,036
Criticized	15,349	21,430	—	3,602	5,141	17	—
Acquired loans	82,618	15,743	3,955	30,262	—	—	495
	$718,059	$479,352	$34,073	$155,246	$231,389	$43,862	$5,531

Auto
Credit score:
Over 700	$469,191
661-700	67,862
660 and below	21,675
$558,728

	Residential mortgage	Home equity
Loan-to-value ratio:
Less than 50%	$74,383	$25,267
50% - 69%	119,860	19,491
70% - 79%	93,533	15,773
80% and over	15,795	3,249
Acquired loans	42,993	9,916
	$346,564	$73,696

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

Loan rating is the credit quality indicator used to monitor several loan classes. At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel. Loans rated “pass” are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. “Criticized” loans include loans on watch, troubled debt restructured loans, loans on non-accrual and other impaired loans. These loans have a higher likelihood of loss. Depending on the size of a loan, loss exposure is evaluated on a loan by loan basis. As noted in the tables above, the total of commercial real estate loans classified as criticized increased from $3.8 million at December 31, 2010 to $15.3 million at September 30, 2011 and the total of multi-family loans classified as criticized increased from $964 at December 31, 2010 to $21.4 million at September 30, 2011. The increases resulted from the downgrading of loans to two borrowers. The downgrades were not because of newly emerging signs of weakness in the collectability of the loans, but rather because of the need to obtain more information about the global condition of the borrowers.

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

Loan-to-value ratio is the credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans originated by Brookline are based on loan balances outstanding at September 30, 2011 and December 31, 2010 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at September 30, 2011 and December 31, 2010 originated by Brookline are based on the maximum amount of credit available to a borrower at the time the line of credit was established plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan expressed as a percent of the appraised value of the real estate at the time the line of credit was established.

Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the tables. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at September 30, 2011. If the local economy is further weakened, a rise in losses in those loan classes could occur.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The primary credit quality indicator relating to loans acquired in the Ipswich transaction (see note 2) is their underlying cash flows. At September 30, 2011, there was no allowance for loan losses on these loans.

Age Analysis of Past Due Loans By Class

The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) by class as of September 30, 2011.

	Past due						Loans past
	31-60 days	61-90 days	Greater than 90 days	Total	Current	Total loans	due greater than 90 days and accruing

Commercial real estate mortgage	$1,877	$955	$2,443	$5,275	$630,166	$635,441	$2,443
Multi-family mortgage	488	—	2,544	3,032	460,577	463,609	1,171
Construction	—	—	550	550	29,568	30,118	550
Commercial	106	66	835	1,007	123,977	124,984	835
Commercial - Eastern Funding	730	586	1,232	2,548	228,841	231,389	—
Condominium association	—	—	17	17	43,845	43,862	—
Auto	4,622	384	59	5,065	553,663	558,728	—
Residential mortgage	300	54	1,330	1,684	301,887	303,571	—
Home equity	—	—	98	98	63,682	63,780	—
Other consumer	4	—	11	15	5,021	5,036	—
Acquired loans	195	443	2,757	3,395	182,587	185,982	—
	$8,322	$2,488	$11,876	$22,686	$2,623,814	$2,646,500	$4,999

The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) by class as of December 31, 2010.

	Past due						Loans past
	31-60 days	61-90 days	Greater than 90 days	Total	Current	Total loans	due greater than 90 days and accruing

Commercial real estate mortgage	$363	$—	$2,575	$2,938	$561,337	$564,275	$2,575
Multi-family mortgage	1,017	—	1,753	2,770	418,012	420,782	1,753
Construction	—	—	—	—	18,195	18,195	—
Commercial	—	—	1,574	1,574	95,161	96,735	1,574
Commercial - Eastern Funding	1,264	1,062	595	2,921	200,895	203,816	—
Condominium association	—	20	—	20	42,379	42,399	—
Auto	6,999	447	158	7,604	533,449	541,053	—
Residential mortgage	761	—	—	761	286,738	287,499	—
Home equity	273	—	—	273	58,348	58,621	—
Other consumer	38	6	—	44	4,922	4,966	—
	$10,715	$1,535	$6,655	$18,905	$2,219,436	$2,238,341	$5,902

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Impaired Loans

The following is a summary of originated loans individually evaluated for impairment, by class of loan. The summary includes the recorded investment and unpaid principal balances of impaired loans with the related allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the loans were impaired.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non-accrual status, all payments are applied to principal, under the cost recovery method.  When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans in the period reported.

	At September 30, 2011			Three months ended September 30, 2011		Nine months ended September 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

With no related allowance recorded:
Multi-family mortgage loans	$1,373	$1,373	$—	$1,373	$12	$1,193	$38
Construction loans	352	682	—	117	—	1,812	—
Commercial loans – Eastern Funding	2,768	2,822	—	2,898	37	2,894	94
Condominium association loans	17	17	—	6	—	2	—
Auto loans	59	59	—	89	—	109	—
Residential mortgage loans	2,827	2,827	—	3,337	34	3,956	113
Home equity loans	73	73	—	73	1	49	1
Other consumer loans	11	11	—	9	—	6	1
	7,480	7,864	—	7,902	84	10,021	247
With an allowance recorded:
Commercial loans – Eastern Funding	768	773	250	838	8	827	55
Residential mortgage loans	315	315	10	317	3	319	8
Home equity loans	25	25	25	25	—	25	1
	1,108	1,113	285	1,180	11	1,171	64
Total:
Commercial real estate loans	1,725	2,055	—	1,490	12	3,005	38
Commercial loans	3,553	3,612	250	3,742	45	3,723	149
Auto loans	59	59	—	89	—	109	—
Consumer loans	3,251	3,251	35	3,761	38	4,355	124
	$8,588	$8,977	$285	$9,082	$95	$11,192	$311

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	At December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance

With no related allowance recorded:
Multi-family mortgage loans	$964	$964	$—
Construction loans	2,475	3,275	—
Commercial loans — Eastern Funding	2,883	3,893	—
Auto loans	158	158	—
Residential mortgage loans	4,403	4,403	—
	10,883	12,693	—
With an allowance recorded:
Commercial loans — Eastern Funding	1,178	1,318	413
Residential mortgage loans	323	323	10
Home equity loans	25	25	25
	1,526	1,666	448
Total:
Commercial real estate loans	3,439	4,239	—
Commercial loans	4,061	5,211	413
Auto loans	158	158	—
Consumer loans	4,751	4,751	35
	$12,409	$14,359	$448

Non-accrual Loans

The unpaid balance of loans on non-accrual by class as of September 30, 2011 and December 31, 2010 follows.

	September 30,	December 31,
	2011	2010

Commercial real estate mortgage	$—	$—
Multi-family mortgage	1,373	964
Construction	—	2,475
Commercial	—	—
Commercial - Eastern Funding	1,892	2,478
Condominium association	17	—
Auto	59	158
Residential mortgage	1,330	1,363
Home equity	98	25
Other consumer	11	—
Acquired loans	2,757	—
Total	$7,537	$7,463

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Troubled Debt Restructured Loans

Modification of a loan is considered to be a troubled debt restructuring if a debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is troubled debt restructuring considers the individual facts and circumstances surrounding each modification.

The following tables set forth information pertaining to troubled debt restructurings that occurred during the three and nine months ended September 30, 2011.

	Three months ended			Nine months ended
	September 30, 2011
		Recorded investment			Recorded investment
	Number of loans	At modification	At end of period	Number of loans	At modification	At end of period

Commercial real estate loans	—	$—	$—	1	$1,725	$1,633
Multi-family mortgage loans	—	—	—	1	29	29
Construction loans	—	—	—	—	—	—
Commercial – Eastern Funding	6	534	527	11	1,376	1,316
Auto loans	—	—	—	—	—	—
Residential mortgage loans	2	358	358	8	1,699	1,696
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
	8	$892	$885	21	$4,829	$4,674

There was no significant financial impact of the modification of performing or nonperforming loans for the nine months ended September 30, 2011. Allowances for loan losses associated with troubled debt restructurings are immaterial. There were no charge-offs to the loans included in the tables during the modification process.

Of the $4.7 million of loans modified during the nine-month period ended September 30, 2011, $2.8 million were on accrual. The remaining balance of loans on non-accrual included commercial real estate loans of $1.6 million, multi-family mortgage loans of $29 and commercial loans at Eastern of $262. Of the 21 modifications granted during the nine-month period ended September 30, 2011, subsequent defaults and re-modifications were as follows.

	Defaulted		Remodification
	Number of loans	Recorded investment	Number of loans	Recorded investment

Commercial real estate loans	—	$—	1	$1,633
Multi-family mortgage loans	1	29	1	29
Construction loans	—	—	—	—
Commercial – Eastern Funding	3	382	5	531
Auto loans	—	—	—	—
Residential mortgage loans	2	491	4	988
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
	6	$902	11	$3,181

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(7)                        Deposits (Dollars in thousands)

A summary of deposits follows:

	September 30,	December 31,
	2011	2010

Demand checking accounts	$214,219	$109,108
NOW accounts	116,206	120,599
Savings accounts	165,356	114,258
Money market savings accounts	875,877	675,328
Certificate of deposit accounts	807,947	791,606
Total deposits	$2,179,605	$1,810,899

(8)                        Borrowed Funds (Dollars in thousands)

Borrowed funds are comprised of the following:

	September 30,	December 31,
	2011	2010

FHLB advances	$437,974	$375,569
Federal funds purchased	—	13,000
Repurchase agreements	6,947	—
Total borrowed funds	$444,921	$388,569

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

 (9)                   Accumulated Other Comprehensive Income (Dollars in thousands)

Accumulated other comprehensive income at September 30, 2011 was comprised of (a) unrealized gains of $2,387 (net of income taxes) on securities available for sale and (b) an unrealized gain of $153 (net of income taxes) related to postretirement benefits. Accumulated other comprehensive income at December 31, 2010 was comprised of an unrealized gain of $2,186 (net of income taxes) on securities available for sale and an unrealized gain of $162 (net of income taxes) related to postretirement benefits. Reclassification amounts are determined using the average cost method. At September 30, 2011 and December 31, 2010, the resulting net income tax liability amounted to $1,490 and $1,363, respectively.

(10)                Commitments and Contingencies (Dollars in thousands)

Loan Commitments

At September 30, 2011, the Company had outstanding commitments to originate loans of $343,043, $204,922 of which were commercial real estate mortgage loans, $41,487 were multi-family mortgage loans, $81,991 were commercial loans and $14,643 were residential mortgage loans. Unused lines of credit available to customers were $80,848, of which $75,705 were equity lines of credit.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(11)               Dividend Declaration

On October 19, 2011, the Board of Directors of the Company approved and declared a regular quarterly cash dividend of $0.085 per share payable on November 4, 2011 to stockholders of record on November 18, 2011.

(12)                Share-Based Payment Arrangements (Dollars in thousands, except per share amounts)

Recognition and Retention Plan

On April 20, 2011, the stockholders of the Company approved the 2011 Restricted Stock Plan (the “2011 RSP”). The purpose of the 2011 RSP is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The maximum number of shares of the Company’s common stock that may be awarded is 500,000.

Effective July 1, 2011, 139,791 shares of Company common stock were awarded under the 2011 RSP, 50% of which vest over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award will vest three years after the award date based on the level of the Company’s achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company’s common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest. During the three months ended September 30, 2011, 5,000 shares awarded under the 2011 RSP were forfeited.

The Company also has a recognition and retention plan, the “2003 RRP.” Under the plan, shares of the Company’s common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. On March 16, 2010, 7,470 shares were awarded which vested on March 16, 2011, on August 4, 2010, 25,000 shares were awarded which will vest on August 4, 2012, on October 6, 2010, 8,500 shares were awarded which will vest on October 6, 2012 and, on April 20, 2011, 2,500 shares were awarded which were subsequently forfeited during the three months ended September 30, 2011.

Total expense for shares awarded under the 2011 RSP and the 2003 RRP amounted to $135, $20, $237 and $60 for the three months and nine months ended September 30, 2011 and 2010, respectively. The compensation cost of non-vested RSP and RRP shares at September 30, 2011 is expected to be charged to expense as follows: $172 during the three months ended December 31, 2011, $468 in 2012 and $366 in 2013. As of September 30, 2011, shares available for award under the 2003 RRP and 2011 RSP were 87,861 and 365,209, respectively.

Stock Option Plan

The Company has a stock option plan, the “2003 Option Plan.” Under the plan, shares of the Company’s common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plan.

The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from three months to five years. On April 20, 2011, 2,500 options were awarded which were subsequently forfeited during the three months ended September 30, 2011. As of September 30, 2011, 1,391,655 options were available for award under the Company’s 2003 Stock Option Plan.

Total expense for the stock option plan amounted to $3, $77, $45 and $248 for the three months and nine months ended September 30, 2011 and 2010, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Activity under the Company’s stock option plan for the nine months ended September 30, 2011 was as follows:

Options outstanding at January 1, 2011	1,128,345
Options awarded at $9.01 per option	2,500
Options forfeited at $9.01 per option	(2,500)
Options forfeited at $15.02 per option	(20,000)
Options outstanding at September 30, 2011	1,108,345

Exercisable as of September 30, 2011 at:
$ 9.00 per option	72,512
$ 10.71 per option	52,333
$ 10.78 per option	45,000
$ 11.84 per option	50,000
$ 12.91 per option	5,000
$ 15.02 per option	876,000
1,100,845

Aggregate intrinsic value of options outstanding and exercisable	$—
Weighted average exercise price per option outstanding	$14.06
Weighted average exercise price per option exercisable	$14.09
Weighted average fair value per option of options granted during the period	$2.04
Weighted average remaining contractual life in years of options outstanding at end of period	3.4

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

A loan obtained by the ESOP from the Company to purchase Company common stock is payable in quarterly installments over 30 years and bears interest at 8.50% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at September 30, 2011 and December 31, 2010, which was $2,814 and $3,002, respectively, is eliminated in consolidation.

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

At September 30, 2011, the ESOP held 389,763 unallocated shares at an aggregate cost of $2,125; the market value of such shares at that date was $3,005. For the nine months ended September 30, 2011 and 2010, $325 and $359, respectively, was charged to compensation expense based on the commitment to release to eligible employees 34,659 shares and 36,135 shares in those respective periods.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The following table provides the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$20	$16	$61	$48
Interest cost	17	14	52	42
Prior service cost	(5)	(6)	(16)	(18)
Actuarial gain	—	(3)	—	(9)
Net periodic benefit costs	$32	$21	$97	$63

Benefits paid amounted to $12 and $8 for the nine months ended September 30, 2011 and 2010, respectively.

(14)                    Stockholders’ Equity (Dollars in thousands)

Capital Distributions and Restrictions Thereon

Regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions. An institution, such as Brookline, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 institution”) may, after prior notice but without the approval of regulators, make capital distributions during a year up to 100% of its current year net income plus its retained net income for the preceding two years not previously distributed. Any additional capital distributions require regulatory approval. The Office of the Comptroller of the Currency (the “OCC”) has restricted Ipswich from paying dividends to the Company through the year 2013.

Common Stock Repurchases

No shares of the Company’s common stock were repurchased during the nine months ended September 30, 2011. As of September 30, 2011, the Company was authorized to repurchase up to 4,804,410 shares of its common stock. The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

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

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(15)                Fair Value Disclosures (Dollars in thousands)

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial and non-financial instruments as of the dates indicated:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and due from banks	$22,919	$22,919	$18,451	$18,451
Short-term investments	82,962	82,962	47,457	47,457
Securities	292,793	292,793	340,875	340,875
Loans, net	2,630,948	2,643,276	2,223,843	2,253,412
Accrued interest receivable	9,255	9,255	8,596	8,596
Financial liabilities:
Demand, NOW, savings and money market savings deposits	1,371,658	1,371,658	1,019,293	1,019,293
Certificates of deposit	807,947	815,641	791,606	795,210
Federal Home Loan Bank advances	437,974	451,125	375,569	379,646
Other borrowed funds	6,947	6,946	13,000	13,000

The following table presents the balances of certain assets reported at fair value as of September 30, 2011:

	Carrying value
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$115,164	$—	$115,164
Municipal obligations	—	1,305	—	1,305
Auction rate municipal obligations	—	—	2,680	2,680
Corporate obligations	—	47,790	744	48,534
Collateralized mortgage obligations issued by U.S. Government-sponsored enterprises	—	3,496	—	3,496
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	—	80,597	—	80,597
Private-label mortgage-backed securities	—	390	—	390
SBA commercial loan asset-backed securities	—	469	—	469
Marketable equity securities	875	—	—	875
Securities available for sale	$875	$249,211	$3,424	$253,510

Assets measured at fair value on a non-recurring basis:
Other real estate owned	$—	$2,262	$—	$2,262
Repossessed vehicles	—	558	—	558
Repossessed equipment	—	129	—	129

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

The securities comprising the balance in the level 3 column at September 30, 2011 included the amortized cost of $2,900 of auction rate municipal obligations and $1,077 of pools of trust preferred obligations, all of which lacked quoted prices in active markets. Based on an evaluation of market factors, the fair value of the auction rate municipal obligations was estimated to be $2,680 and, based on cash flow analyses, the fair value of the pools of trust preferred obligations was estimated to be $744.

During the nine months ended September 30, 2011, the fair value of securities available for sale using significant unobservable inputs (level 3) decreased by $179 as a result of a $15 pay down of a trust preferred obligation, a $300 pay down of an auction rate municipal obligation, offset by a $121 net increase in the estimated fair value of the pools of trust preferred obligations and a $15 net increase in the estimated fair value of auction rate municipal obligations.

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

Nine Months Ended September 30, 2011 and 2010

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

Forward-looking statements, implicitly and explicitly, include assumptions underlying the statements. While the Company believes the expectations reflected in its forward-looking statements are reasonable, the statements involve risks and uncertainties that are subject to change based on various factors, some of which are outside the control of the Company. The following factors, among others, could cause the Company’s actual performance to differ materially from the expectations, forecasts and projections expressed in the forward-looking statements: general and local economic conditions, changes in interest rates, demand for loans, real estate values, deposit flows, regulatory considerations, competition, technological developments, retention and recruitment of qualified personnel, and market acceptance of the Company’s pricing, products and services, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, as amended, and updated in the Company’s Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Level Overview

The following is a summary of operating and financial condition highlights as of and for the three months and nine months ended September 30, 2011 and 2010.

Operating Highlights

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands except per share amounts)

Net interest income	$27,644	$24,268	$80,979	$71,141
Provision for credit losses	891	551	2,789	2,479
Fees, charges and other income	1,732	927	4,698	2,885
Loss from investments in low income housing	(500)	—	(500)	—
Penalty from prepayment of borrowed funds	—	(555)	—	(1,468)
Gain on sales of securities	—	—	80	834
Impairment loss on securities	—	—	—	(49)
Non-interest expense	17,079	11,893	46,405	35,590
Income before income taxes	10,906	12,196	36,063	35,274
Provision for income taxes	4,324	4,923	14,604	14,239
Net income attributable to noncontrolling interest in subsidiary	307	235	916	561
Net income attributable to Brookline Bancorp, Inc.	6,275	7,038	20,543	20,474

Basic earnings per common share	$0.11	$0.12	$0.35	$0.35
Diluted earnings per common share	0.11	0.12	0.35	0.35

Interest rate spread	3.44%	3.43%	3.44%	3.33%
Net interest margin	3.69%	3.76%	3.71%	3.70%

Financial Condition Highlights

	At	At	At
	September 30,	December 31,	September 30,
	2011	2010	2010
	(In thousands)

Total assets	$3,157,498	$2,720,542	$2,660,398
Net loans	2,630,948	2,223,843	2,158,652
Deposits	2,179,605	1,810,899	1,760,271
Borrowed funds	444,921	388,569	378,234
Brookline Bancorp, Inc. stockholders’ equity	501,890	495,443	495,257
Stockholders’ equity to total assets	15.90%	18.21%	18.62%

Allowance for loan losses	$31,128	$29,695	$30,362
Non-performing loans	7,537	7,463	5,144
Non-performing assets	10,486	8,166	6,022
Restructured loans on accrual	3,456	4,946	7,396

Among the factors that influenced operating and financial condition highlights summarized above were the following:

•                     Completion of the acquisition of First Ipswich Bancorp and its subsidiaries (“Ipswich”) effective February 28, 2011. As of that date, the acquisition added to the Company’s balance sheet total assets of $271 million, including total loans of $203 million, total deposits of $212 million, goodwill of $3.0 million and a core deposit intangible of $4.9 million. See note 2 of the Notes to Consolidated Financial Statements presented elsewhere herein for additional information regarding the acquisition.

•                     On April 19, 2011, the Company and Bancorp Rhode Island, Inc. (“Bancorp Rhode Island”) entered into a Merger Agreement pursuant to which Bancorp Rhode Island will merge with and into the Company (the “Merger”). See note 2 of the Notes to Consolidated Financial Statements presented elsewhere herein for information regarding the acquisition.

•                     Net income for the 2011 third quarter and the 2011 nine month period was reduced by $487,000 ($0.008 per share on a basic and diluted basis) and $1,411,000 ($0.024 per share on a basic and diluted basis), respectively, as a result of non-tax deductible professional fees and other expenses relating to the transactions mentioned above.

•                     Loan and deposit growth, excluding $203 million of loans acquired and $212 million of deposits assumed from First Ipswich Bancorp as of the February 28, 2011 acquisition date, was as follows (dollars in millions):

	2011 third quarter		2011 nine month period
	Amount	Annualized growth rate	Amount	Annualized growth rate
Loans
Commercial real estate loans	$60.6	20.7%	$120.7	12.0%
Commercial loans	33.0	33.2	52.6	15.3
Indirect automobile loans	(18.7)	(13.0)	17.7	3.3
Consumer loans	(1.2)	(1.1)	14.0	4.0
Total (excluding deferred loan origination costs)	$73.7	11.5%	$205.0	9.2%

Deposits
Transaction deposits	$34.5	10.3%	$198.7	26.0%
Certificates of deposit	(14.0)	(6.8)	(42.2)	(7.1)
Total	$20.5	3.8%	$156.5	11.5%

Part of the commercial loan growth in the 2011 third quarter resulted from the purchase of $9.0 million of seasoned loans by Eastern Funding.

•                     Net interest margin — 3.69% in the 2011 third quarter compared to 3.70% in the 2011 second quarter and 3.71% in the 2011 nine month period compared to 3.70% in the 2010 nine month period.

•                     Provision for credit losses - $891,000 in the 2011 third quarter compared to $839,000 in the 2011 second quarter and $2,789,000 in the 2011 nine month period compared to $2,479,000 in the 2010 nine month period. The 2011 provisions reflect lower levels of net charge-offs, reduction in reserve factors applied to higher rated loans and higher provisions attributable to loan growth.

•                     Non-performing assets declined from $11.8 million at June 30, 2011 to $10.5 million at September 30, 2011 due in part to a $719,000 charge to earnings resulting from a write-down in a property under construction acquired through foreclosure. Sale of the property, which had a net carrying value of $1,582,000 at September 30, 2011, is expected to occur in the 2011 fourth quarter.

•                     In 2011 and the latter part of 2010, the Company invested in low income housing projects. The return on such investments is derived from tax benefits and tax credits realized over several years. Typically, in the first year of an investment, operating losses exceed tax benefits and tax credits. In the 2011 third quarter, a $500,000 charge to non-interest income representing housing project operating losses exceeded related tax benefits and tax credits, resulting in an after-tax loss of $78,000 within that quarter. The investments are expected to generate net income commencing in 2012.

•                     In the 2011 third quarter, non-interest expenses included approximately $465,000 for matters related to conversion to a new data processing system that will occur in 2012, expenses related to the acquisition of a building that will serve as the administrative headquarters of the Company in the fourth quarter of 2012, legal fees related to a property under construction acquired through foreclosure, other loan collection matters, litigation and SEC filings, and the formatting of quarterly SEC filings to conform with eXtensible business reporting language (“XBRL”) requirements.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, interest rate spread and net interest margin for the three and nine months ended September 30, 2011 and 2010. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three months ended September 30,
	2011			2010
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$83,708	$28	0.13%	$58,766	$32	0.22%
Debt securities (2)	262,511	1,495	2.28	310,337	1,932	2.49
Equity securities (2)	40,137	58	0.56	36,810	5	0.06
Commercial real estate loans (3)	1,200,838	15,456	5.15	942,215	12,605	5.35
Commercial loans (3)	414,346	6,786	6.54	303,112	5,322	7.01
Indirect automobile loans (3)	580,886	6,924	4.73	556,470	8,098	5.77
Consumer loans (3)	424,800	4,612	4.34	370,700	4,462	4.81
Total interest-earning assets	3,007,226	35,359	4.70%	2,578,410	32,456	5.02%
Allowance for loan losses	(31,137)			(30,517)
Non-interest earning assets	151,940			108,199
Total assets	$3,128,029			$2,656,092

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$132,780	59	0.18%	$109,890	40	0.14%
Savings accounts	166,117	250	0.60	106,685	214	0.80
Money market savings accounts	859,060	1,971	0.91	629,712	1,640	1.03
Certificates of deposit	812,896	2,690	1.31	782,888	3,202	1.62
Total interest-bearing deposits (4)	1,970,853	4,970	1.00	1,629,175	5,096	1.24
Federal Home Loan Bank advances	429,114	2,661	2.43	401,679	3,084	3.00
Other borrowings	5,605	11	0.77	4,652	3	0.25
Total interest bearing liabilities	2,405,572	7,642	1.26%	2,035,506	8,183	1.59%
Non-interest-bearing demand checking accounts (4)	191,832			101,075
Other liabilities	25,466			22,433
Total liabilities	2,622,870			2,159,014
Brookline Bancorp, Inc. stockholders’ equity	502,345			494,890
Noncontrolling interest in subsidiary	2,814			2,188
Total liabilities and equity	$3,128,029			$2,656,092
Net interest income (tax equivalent basis)/interest rate spread (5)		27,717	3.44%		24,273	3.43%
Less adjustment of tax exempt income		73			5
Net interest income		$27,644			$24,268
Net interest margin (6)			3.69%			3.76%

(1)             Tax exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities and restricted equity securities.

(3)             Loans on non-accrual status are included in average balances.

(4)             Including non-interest bearing checking accounts, the average interest rate on total deposits was 0.91% in the three months ended September 30, 2011 and 1.17% in the three months ended September 30, 2010.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine months ended September 30,
	2011			2010
	Average balance	Interest (1)	Average yield/ cost	Average balance	Interest (1)	Average yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$69,653	$77	0.15%	$61,175	$76	0.17%
Debt securities (2)	294,161	5,020	2.28	298,313	5,827	2.60
Equity securities (2)	39,362	163	0.55	37,613	54	0.19
Commercial real estate loans (3)	1,139,441	44,594	5.22	931,547	37,598	5.38
Commercial loans (3)	390,518	19,517	6.67	304,370	15,817	6.93
Indirect automobile loans (3)	576,188	21,345	4.95	554,834	24,767	5.97
Consumer loans (3)	407,631	13,444	4.40	379,861	13,948	4.90
Total interest-earning assets	2,916,954	104,160	4.76%	2,567,713	98,087	5.10%
Allowance for loan losses	(30,335)			(30,760)
Non-interest earning assets	135,360			109,559
Total assets	$3,021,979			$2,646,512

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
NOW accounts	$131,205	166	0.17%	$105,696	112	0.14%
Savings accounts	155,011	734	0.63	102,196	617	0.81
Money market savings accounts	801,689	5,667	0.95	590,723	4,877	1.10
Certificates of deposit	815,816	8,436	1.38	792,494	10,749	1.81
Total deposits (4)	1,903,721	15,003	1.05	1,591,109	16,355	1.37
Federal Home Loan Bank advances	413,587	7,852	2.50	441,905	10,557	3.15
Other borrowings	8,161	113	1.83	1,568	3	0.22
Total interest bearing liabilities	2,325,469	22,968	1.32%	2,034,582	26,915	1.77%
Non-interest-bearing demand checking accounts (4)	167,952			94,373
Other liabilities	26,238			23,307
Total liabilities	2,519,659			2,152,262
Brookline Bancorp, Inc. stockholders’ equity	499,652			492,113
Noncontrolling interest in subsidiary	2,668			2,137
Total liabilities and equity	$3,021,979			$2,646,512
Net interest income (tax equivalent basis)/interest rate spread (5)		81,192	3.44%		71,172	3.33%
Less adjustment of tax exempt income		213			31
Net interest income		$80,979			$71,141
Net interest margin (6)			3.71%			3.70%

(1)             Tax exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax equivalent basis.

(2)             Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities and restricted equity securities.

(3)             Loans on non-accrual status are included in average balances.

(4)             Including non-interest bearing checking accounts, the average interest rate on total deposits was 0.97% in the nine months ended September 30, 2011 and 1.30% in the nine months ended September 30, 2010.

(5)             Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)             Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Highlights relating to the above table and the table on the preceding page follow.

•                     Net interest income was $3.4 million, or 13.9%, higher in the 2011 third quarter than in the 2010 third quarter as the average balance of interest-earning assets increased $428.8 million (16.6%), $243.6 million of which resulted from the Ipswich acquisition. Net interest income was $9.8 million, or 13.8%, higher in the 2011 nine month period than in the 2010 nine month period as the average balance of interest-earning assets increased $349.2 million (13.6%), $189.2 million of which resulted from the Ipswich acquisition.

•                     Despite a $19.4 million increase in the average balance of interest-earning assets in the 2011 third quarter, net interest income only increased $14,000 in that quarter compared to the 2011 second quarter due to the decline in net interest margin to 3.69% from 3.70% in those respective quarters. The reduction was due in part to the current low interest rate environment.

•                     The Company reduced its purchase of investment securities because of limited investment opportunities that would provide acceptable risk-adjusted returns. Pricing for new loans is currently very competitive in all loan segments, especially with respect to auto loans. The $18.7 million decline in auto loans outstanding in the 2011 third quarter resulted primarily from our decision to not originate new loans at unprofitable interest rates. While there are recent signs of improvement in auto loan pricing, continuation of the factors which caused net interest margin to decline in the 2011 third quarter could result in further reductions in net interest margin in coming quarters.

•                     The average balance of non-interest-bearing checking accounts increased $15.8 million (9.0%) in the 2011 third quarter. The average balance of transaction deposits (including non-interest-bearing checking accounts) expressed as a percent of the average balance of total deposits increased from 54.8% in the 2010 third quarter to 61.1% in the 2011 second quarter and 62.4% in the 2011 third quarter. The improvement was attributable to an increased focus on gathering transaction deposits and the desire of depositors to keep their funds in more liquid accounts during the low interest rate environment that has been in existence for some time.

Provision for Credit Losses

The provision for credit losses resulted from the changes in the allowance for loan losses and the liability for unfunded commitments. See note 6 of the Notes to Consolidated Financial Statements appearing elsewhere herein for a description of how management determined the balance of the allowance for loan losses for each segment and class of loans.

The provisions for credit losses in the 2011 and 2010 third quarters were $891,000 and $551,000, respectively, while net loan charge-offs in those periods were $610,000 (an annualized rate of 0.09% based on average loans outstanding) and $826,000 (0.15%), respectively. The provisions for credit losses in the 2011 and 2010 nine month periods were $2,789,000 and $2,479,000, respectively, while net charge-offs in those periods were $1,681,000 (0.10%) and $3,200,000 (0.20%), respectively.

The provisions for loan losses for the commercial real estate loan segment were $308,000 and $140,000, respectively, in the 2011 and 2010 third quarters, and $2,589,000 and $215,000, respectively, in the 2011 and 2010 nine month periods. Net charge-offs (recoveries) were $30,000 and ($1,000), respectively, in the 2011 and 2010 third quarters and $30,000 and $299,000, respectively, in the 2011 and 2010 nine month periods. A net charge-off of $300,000 related to one commercial real estate loan for which a specific reserve had been previously established was recorded in the first quarter of 2010. The higher provisions in the 2011 periods were due primarily to loan growth and the downgrading of loans to two borrowers aggregating $30.6 million in the 2011 second quarter. In the 2011 third quarter, reserve factors applied to loans with above average risk ratings were reduced in recognition of the historically better charge-off experience related to such loans. The change in the reserve factors lowered the provision for loan losses otherwise required in the 2011 third quarter related to commercial real estate loans and commercial loans by $601,000 and $80,000, respectively.

The provisions for loan losses for the commercial loan segment were $535,000 and $237,000, respectively, in the 2011 and 2010 third quarters; net charge-offs in those periods were $132,000 and $212,000, respectively. The higher provision in the 2011 quarter was due primarily to loan growth. The provisions for loan losses for the commercial loan segment were $885,000 and $1,149,000, respectively, in the 2011 and 2010 nine month periods; net charge-offs in those periods were $461,000 and $661,000, of which $423,000 and $664,000, respectively, related to the Eastern Funding loan portfolio. The annualized rate of Eastern Funding net charge-offs, combined with write-downs of assets acquired, declined from 0.64% in the 2010 nine month period to 0.34% in the 2011 nine month period.

The provision for auto loan losses was $14,000 in the 2011 third quarter compared to $175,000 in the 2010 third quarter; net charge-offs in those periods were $448,000 (an annualized rate of 0.32% based on average loans outstanding during that period excluding deferred loan origination costs) and $627,000 (0.46%), respectively. The provision (credit) for auto loan losses was ($173,000) in the 2011 nine month period and $1,171,000 in the 2010 nine month period while net charge-offs in those periods were $1,192,000 (0.28%) and $2,227,000 (0.55%), respectively. Provisions for auto loan losses were lower than net charge-offs due to reductions in the allowance for auto loan losses. The reductions were based on the improvement in the rate of net charge-offs and other credit quality metrics. The allowance for loan losses allocated to the auto loan portfolio was $5,587,000, or 1.00% of loans outstanding (excluding deferred loan origination costs), at September 30, 2011 compared to $6,021,000 (1.04%) at June 30, 2011 and $6,952,000 (1.28%) at December 31, 2010.

Regarding the consumer loan segment, provisions for loan losses were $14,000 and $13,000 in the 2011 third quarter and nine month period, respectively, and credits of $1,000 and $7,000 were recorded in the 2010 respective periods. Net charge-offs in the consumer loan segment were modest in the 2011 and 2010 nine month periods. The provisions and credits resulted primarily from changes in loans outstanding.

The unallocated portion of the allowance for loan losses, which was increased by $29,000 in the 2011 first quarter and reduced by $249,000 in the 2011 second quarter, remained unchanged in the 2011 third quarter. In 2010, the unallocated allowance was reduced by $49,000 in the first quarter and remained unchanged in the second and third quarters. The changes resulted from consideration of all factors evaluated in arriving at the total allowance for loan losses.

The liability for unfunded commitments was increased by $6,000 in the 2011 first quarter due to inclusion of Ipswich and reduced by $331,000 in the 2011 second quarter; there were no changes in the reserve for unfunded commitments in the 2011 third quarter or in the 2010 nine month period. The reduction in the 2011 second quarter was due to changes in reserve factors applied to loan segments to better reflect estimated loss exposures related to unfunded commitments.

Securities Transactions and Prepayment of Borrowings

The Company sold marketable equity securities in the 2011 first quarter at a gain of $80,000 and investment securities (primarily equity securities) in the 2010 second quarter at a gain of $834,000. In the 2010 first quarter, an impairment loss of $49,000 was recognized on a debt security comprised of a pool of trust preferred securities.

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

Other Operating Highlights

Fees, Charges and Other Income. Income from these sources increased from $927,000 in the 2010 third quarter to $1,732,000 in the 2011 third quarter and from $2,885,000 in the 2010 nine month period to $4,698,000 in the 2011 nine month period. The increases resulted primarily from $285,000 in gains related to the sale of residential mortgage loans in the 2011 nine month period compared to $61,000 in the 2010 nine month period and inclusion of fees, charges and other income earned by Ipswich of $632,000 in the 2011 third quarter and $1,506,000 since the acquisition as of February 28, 2011.

Loss from Investments in Low Income Housing. As mentioned earlier herein, a loss of $500,000 was recognized in the 2011 third quarter relating to investments in low income housing projects made in 2011 and the latter part of 2010. The return on such investments is derived from tax benefits and tax credits; such tax benefits and tax credits amounted to $422,000 in the 2011 third quarter, resulting in an after-tax loss of $78,000 for that quarter. The investments in low income housing made in 2011 and 2010 are expected to generate net income in 2012.

Non-Interest Expense. Total non-interest expenses were $17.1 million in the 2011 third quarter compared to $11.9 million in the 2010 third quarter. The increase was due primarily to (a) inclusion of Ipswich non-interest expenses ($2.7 million), (b) higher compensation and benefits expense resulting from added personnel, salary increases, higher bonuses and medical benefits expense, (c) $487,000 of professional fees and other expenses relating to the contemplated Bancorp Rhode Island transaction, (d) a $719,000 charge to earnings resulting from a write-down in a property under construction acquired through foreclosure and (e) approximately $465,000 for matters relating to conversion to a new data processing system that will occur in 2012, the acquisition of a building that will serve as the administrative headquarters of the Company in the fourth quarter of 2012, legal fees related to a property under construction acquired through foreclosure, other loan collection matters, litigation and SEC filings, and the formatting of quarterly SEC filings to conform with XBRL requirements.

Total expenses in the 2011 nine month period were $46.4 million compared to $35.6 million in the 2010 nine month period. The increase was due primarily to inclusion of Ipswich non-interest expenses of $6.2 million, $1.4 million of professional fees and other expenses relating to the Ipswich acquisition and the contemplated Bancorp Rhode Island transaction, expenses described under (b), (d) and (e) in the preceding paragraph, and expenses associated with opening two new branches in June 2010.

Provision for Income Taxes. The effective rate of income taxes was 39.6% in the 2011 third quarter compared to 40.4% in the 2010 third quarter and 40.5% in the 2011 nine month period compared to 40.4% in the 2010 third quarter. The lower effective rate in the 2011 third quarter was due in part to the tax credits resulting from the investments in low income housing mentioned earlier herein and interest income on revenue bonds included in commercial real estate loans exempt from federal taxation.

Commentary on Certain Investment Securities

Auction Rate Municipal Obligations

The auction rate municipal obligations owned by the Company are debt securities issued by county and state entities to be repaid from revenues generated by hospitals and student education loans. The securities are not obligations of the issuing government entity. The obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction process typically ranges from 7 days to 35 days. The amount invested in such obligations was $2.9 million at September 30, 2011 compared to $3.2 million at December 31, 2010 and $3.4 million at September 30, 2010. The $500,000 reduction over the past year resulted from partial redemptions at par by an issuer.

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

Based on an evaluation of market factors, the estimated fair value of the auction rate municipal obligations owned by the Company at September 30, 2011 was $2,680,000, or $220,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and we have the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

Included in corporate obligations are investments in preferred trust securities (“PreTSLs”) that were acquired several years ago. PreTSLs represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments are segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At September 30, 2011, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII.

The book value of PreTSL VI was $141,000 and its estimated fair value was $70,000.  See note 3 of the Notes to Consolidated Financial Statements for further information regarding this security.

The book value of PreTSL XXVIII was $936,000 at September 30, 2011 and the estimated fair value, based on analytical modeling taking into consideration a range of factors normally found in an orderly market, was $673,000 at that date. The unrealized loss of $263,000 was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the book value of the security and we have first priority to future cash redemptions. None of the 56 issuers in the pool represent more than 4% of the entire pool. Seventeen issuers representing approximately 25% of the remaining aggregate investment pool at September 30, 2011 either were in default or have deferred regularly scheduled interest payments.

At September 30, 2011, the aggregate carrying value of other trust preferred securities owned by the Company was $2,855,000 and the aggregate estimated fair value was $2,338,000. The aggregate unrealized loss on these securities of $517,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and our ability and intent to hold the securities for a period of time to recover the unrealized losses.

Included in corporate obligations at September 30, 2011 owned by Ipswich is a debt security issued by Lehman Brothers Holdings that is in default and unrated. The $1,220,000 face amount of the bond had been previously written-down by Ipswich in 2008 as an impairment loss charged to earnings. The estimated fair value of the bond at September 30, 2011 was $270,000 and the unrealized loss on the bond of $37,000 was recognized as a charge to comprehensive income.

Private-Label Mortgage-Backed Securities

The private-label mortgage-backed securities at September 30, 2011 are owned by Ipswich. An impairment loss on these securities was charged to earnings in 2008. At September 30, 2011, the aggregate carrying value of the securities was $371,000 and the aggregate estimated fair value was $390,000. At that date, the securities were rated below investment grade.

Non-Performing Assets, Restructured Loans and Allowance for Loan Losses

The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans:
Multi-family	$1,373	$964
Construction	—	2,475
Eastern Funding	1,892	2,478
Condominium association	17	—
Auto	59	158
Residential	1,330	1,363
Home equity	98	25
Other consumer	11	—
Acquired loans	2,757	—
Total non-accrual loans	7,537	7,463
Repossessed vehicles	558	524
Repossessed equipment	129	179
Other real estate owned	2,262	—
Total non-performing assets	$10,486	$8,166

Restructured loans on accrual	$3,456	$4,946

Allowance for loan losses	$31,128	$29,695

Allowance for loan losses as a percent of total loans	1.17%	1.32%
Non-accrual loans as a percent of total loans	0.28%	0.33%
Non-performing assets as a percent of total assets	0.33%	0.30%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal or automatically when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower’s financial condition. Of the restructured loans on accrual at September 30, 2011, $1,644,000 were loans originated by Eastern Funding and $1,812,000 were residential mortgage loans. Of the restructured loans on accrual at December 31, 2010, $1,583,000 were loans originated by Eastern Funding and $3,363,000 were residential mortgage loans.

At September 30, 2011 and December 31, 2010, loans past due 90 days or more and still on accrual amounted to $4,999,000 and $5,902,000, respectively. The loans were comprised primarily of commercial real estate loans, multi-family mortgage loans and commercial loans that matured and the borrowers continued to make their regular principal and interest payments at amounts as if their loans had been renewed when, in fact, the renewals had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Non-performing assets include repossessed vehicles resulting from non-payment of amounts due on auto loans, repossessed equipment resulting from non-payment of amounts due on Eastern Funding loans and real estate properties acquired through foreclosure. Vehicles, equipment and real estate properties acquired through repossession or foreclosure are recorded at estimated fair value less costs to sell.

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

The Company utilizes advances from the FHLB to fund growth and to manage part of the interest rate sensitivity of its assets and liabilities. Total advances outstanding at September 30, 2011 amounted to $438.0 million and the Company had the capacity to increase that amount to $794.7 million.

On September 30, 2011, the Massachusetts Department of Revenue issued a draft directive prohibiting a corporation from pledging more than 50 percent of security corporation stock it owns to secure a borrowing, effective for tax years beginning on or after October, 2012. The Bank currently utilizes the stock of two of its security corporations to secure FHLB advances. Should this draft directive become effective, the Bank may have fewer assets available to secure FHLB advances, or may have a higher tax rate if it chose to utilize security corporations to a lesser extent.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At September 30, 2011, such assets amounted to $107.4 million, or 3.4% of total assets.

At September 30, 2011, both Brookline and Ipswich exceeded all regulatory capital requirements. Brookline’s Tier I capital was $378.9 million, or 13.5% of adjusted assets, and Ipswich’s Tier I capital was $24.8 million, or 12.6% of adjusted assets.  The minimum required Tier I capital ratio is 4.00%.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For a discussion of the Company’s management of market risk exposure and quantitative information about market risk, see pages 54 through 56 of the Company’s Form 10-K for the fiscal year ending December 31, 2010 filed on February 25, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the third quarter of 2011 and subsequent to September 30, 2011, the Company, as a result of its transition to a new Chief Financial Officer, reassigned various financial reporting responsibilities to ensure the appropriate segregation of duties over financial reporting, bolstered the financial reporting process in its finance departments and across key business units, and implemented new policies and procedures over the preparation, review and recording of financial data.

The Company will continue to proactively review its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may make further changes aimed at enhancing their effectiveness to ensure that the Company’s process evolves along with the continued growth of the Company.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings.  In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A.   Risk Factors

Material changes from the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010, as amended, are as follows.

Our Move to a New Building May Result in Added Costs and Expenses That Could Negatively Impact Our Results.

At present, we conduct administrative and certain other activities of the Company at our main office and at three buildings in which space is leased.  In June 2011, we acquired a vacant eight story building in Boston at a cost of approximately $13.8 million. We expect to move into the building in the fourth quarter of 2012 and to rent approximately half of the space in the building to third party tenants.  If unforeseen problems arise in the construction and renovation of the acquired building or if we are unable to rent space to third party tenants, additional costs and expenses could negatively impact our results of operations.

We May Be Negatively Impacted by Certain Risks Inherent in Our Recent and Pending Acquisitions.

In February 2011, the Company acquired a new banking subsidiary, Ipswich, and currently has pending a proposed merger with Bancorp Rhode Island, which is expected to close in the fourth quarter of 2011 and, if consummated, will result in the additional of BankRI as a new banking subsidiary.  The success of our acquisitions may depend on, among other things, our ability to complete a pending acquisition, realize anticipated cost savings, and integrate the business of the acquired banking subsidiaries into the Company in a manner that does not result in decreased revenues resulting from any disruption of existing customer relationships of the acquired company.  If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)          The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1) (2) (3)	Maximum number of shares that may yet be purchased under the program (1) (2) (3)

July 1 through September 30, 2011	—	$—	2,195,590	4,804,410

(1)      On April 19, 2007, the Board of Directors approved a program to repurchase 2,500,000 shares of the Company’s common stock. Prior to January 1, 2010, 2,195,590 shares authorized under this program had been repurchased. At September 30, 2011, 304,410 shares authorized under this program remained available for repurchase.

(2)      On July 19, 2007, the Board of Directors approved another program to repurchase an additional 2,000,000 shares of the Company’s common stock. At September 30, 2011, all of the 2,000,000 shares authorized under this program remained available for repurchase.

(3)      On January 17, 2008, the Board of Directors approved another program to repurchase an additional 2,500,000 shares of the Company’s common stock. At September 30, 2011, all of the 2,500,000 shares authorized under this program remained available for repurchase.

The Board of Directors has delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Reserved and Removed).

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit 11*	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101***

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (vi) Notes to Unaudited Consolidated Financial Statements.

*                                                                         Filed herewith.

**                                                                  Furnished herewith.

***                                                           Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 9, 2011	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Treasurer and Chief Financial Officer