Form 10-K
period 2011-12-31
BROOKLINE BANCORP INC
filed 2012-02-29
CIK 1049782

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2011,
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

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The number of shares of common stock held by nonaffiliates of the registrant as of February 27, 2012 was 70,040,980 for an aggregate market value of $650.7 million. This excludes 378,215 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

         At February 27, 2012, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 75,587,504 and 70,213,771, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2011 FORM 10-K

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions. These statements include, among others, statements regarding Brookline Bancorp, Inc.'s (the "Company's") intent, belief or expectations with respect to economic conditions, trends affecting the Company's financial condition or results of operations, and the Company's exposure to market, interest-rate and credit risk.

        Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

Item 1.    Business

General

        Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; The First National Bank of Ipswich ("First Ipswich") and its subsidiaries; and Brookline Securities Corp.

  Brookline Bank

        The wholly-owned subsidiaries of Brookline Bank include Eastern Funding (an equipment financing company lending to coin-operated laundries, dry cleaners and convenience stores in New York, New Jersey and to a lesser extent, nationally), and BBS Investment Corp. and Longwood Securities Corp. (Massachusetts security corporations like Brookline Securities Corp.). Brookline Savings Bank was established as a savings bank in 1871. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank upon completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.

  First Ipswich

        On February 28, 2011 the Company acquired First Ipswich Bancorp which includes First Ipswich, headquartered in Ipswich, Massachusetts, including the full-service commercial bank and six banking offices serving individuals and businesses on the north shore of Eastern Massachusetts and in the Boston metropolitan area. The wholly-owned subsidiaries of First Ipswich Bancorp include First Ipswich Insurance Agency (an insurance advisor); First Ipswich Realty (a real estate company); FNBI Realty (a foreclosed real estate company) and First Ipswich Securities II Corp (a Massachusetts security corporation organized for the purpose of buying, selling, and holding investment securities on behalf of First Ipswich).

  Bank Rhode Island

        On January 1, 2012, the Company acquired Bancorp Rhode Island, a Rhode Island corporation and holding company for Bank Rhode Island ("BankRI") and its wholly-owned subsidiaries. These wholly-owned subsidiaries include BRI Investment Corp. (a Rhode Island passive investment company), Macrolease Corporation (an equipment financing company), Acorn Insurance Agency, Inc. (a licensed insurance agency) and BRI Realty Corp. (a real estate holding company). BankRI is a commercial bank headquartered in Providence, Rhode Island and conducts business through 17 full-service branches in Providence County, Kent County and Washington County.

        As a commercially-focused financial institution with 26 full-service banking offices throughout Greater Boston and the North Shore of Massachusetts, the Company, through Brookline Bank and First Ipswich (the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. Specialty lending activities include indirect automobile loans, and equipment financing opportunities through Eastern Funding in the New York/New Jersey metropolitan area.

        The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company's customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued acquisition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. The Company's multi-bank structure retains the local-bank orientation while relieving local bank management of the responsibility for most back-office functions which are consolidated at the holding-company level. Branding and decision-making, including credit decisioning and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks' commercial, business and retail bankers.

        The Company, has, from time to time, acquired other business lines or financial institutions that it believes share the Company's relationship and customer-service orientations and provide access to complementary markets, customers, products, and/or services. To this end, the two recent acquisitions of First Ipswich Bancorp and Bancorp Rhode Island complement Brookline Bank's existing commercial and retail portfolios, provide its customers greater access to products and services, and expand the Company's market opportunities and potential for future growth in earnings and market share.

        The Company's headquarters and executive management are located at 160 Washington Street, Brookline, Massachusetts 02445 and its telephone number is 617-730-3500.

        The Company provides banking alternatives in the Boston metropolitan marketplace which is dominated by several large national banking institutions. Based on total deposits as of September 30,

2011, the Company ranks twelfth in deposit market share in Massachusetts with six of the top ten banks headquartered outside of the state. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue and the Company contends with strong competition both in generating loans and attracting deposits. In addition to other commercial banks, the Company's main competition for generating loans includes savings banks, credit unions, mortgage banking companies, insurance and other financial service companies. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Lending services for the Company are concentrated in the Boston metropolitan area, eastern Massachusetts, southern New Hampshire and Rhode Island.

        In attracting deposits, the Company's primary competitors are savings banks, commercial banks, credit unions and other non-depository institutions such as securities and brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and, more recently, online access to accounts. Deposit customers are generally in communities where banking offices are located.

        The Company continues to expand its footprint with the acquisition of First Ipswich Bancorp in February 2011 and will further expand into the commercial marketplace with the recent acquisition of Bancorp Rhode Island in January 2012. The Company continued its loan growth in 2011, with 20.7% growth from 2010, due to organic growth of 11.9% among all major loan categories and the addition of $203.1 million in loans from the First Ipswich Bancorp acquisition. The loans acquired from First Ipswich Bancorp at the time of acquisition included $107.8 million in commercial real estate, $35.9 million in commercial loans and $59.4 million in consumer loans. Commercial real estate loans grew to $1.3 billion at December 31, 2011, an increase of 26.6% from 2010. Commercial loans, consumer loans and auto loans also increased 29.1%, 23.0% and 3.6%, respectively compared to 2010.

        In 2011, the Company's total deposits increased $441.4 million, or 24.4%, compared to 2010. Growth from 2010 was primarily driven by organic growth of 12.1% and the addition of $212.2 million in deposits from the First Ipswich Bancorp acquisition. The year-over-year increase in total deposits was driven by an increase in commercial and municipal deposits as the Company continues its efforts to expand customer relationships with offering a full suite of products. Transaction deposits (non-certificates of deposit) increased $427.4 million, or 41.9%, to $1.4 billion as the Company strategically shifts from certificates of deposits to money market accounts in an effort to reduce its cost of funds.

        Throughout 2011, the Company added $4.0 million to its allowance for loan losses and experienced net charge-offs of $1.9 million to bring the balance to $31.7 million at December 31, 2011. The allowance to total loans was 1.17% at December 31, 2011, down from 1.32% at December 31, 2010 due to the impact of the First Ipswich Bancorp acquisition. Non-performing assets at December 31, 2011 were $8.8 million, up from $8.2 million at the end of 2010. As a percentage of total assets, non-performing assets ended 2011 at 0.27% compared to 0.30% at the end of 2010. A nonaccretable discount of $4.2 million, $3.5 million of which remains at December 31, 2011, was established as of February 28, 2011 in connection with the accounting for acquired First Ipswich Bancorp loans at that date. The Company believes the credit quality is solid; it compares favorably to its peers and remains a top priority within the organization.

        Net interest income increased in 2011 by $13.8 million or 14.3% to $110.2 million compared to $96.4 million in 2010. This improvement drove the net interest margin to 3.76%, up slightly from 2010. Net income for 2011 increased $728,000, or 2.7%, to $27.6 million from $26.9 million for 2010. Basic and fully diluted earnings per common share ("EPS") increased from $0.46 for 2010 to $0.47 for 2011.

Net income for 2011 includes $1.3 million (after-tax) of professional service fees, including merger-related expenses, related to the acquisitions of First Ipswich Bancorp and Bancorp Rhode Island.

Market Area and Credit Risk Concentration

        As of December 31, 2011, the Company, through its Banks, operated 26 full-service banking offices in greater Boston and the north shore of eastern Massachusetts. The Banks' deposits are gathered from the general public primarily in the communities in which its banking offices are located. The Banks' lending activities are concentrated primarily in the greater Boston metropolitan area, eastern Massachusetts, southern New Hampshire and Rhode Island.

        Brookline Bank's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of Brookline Bank's activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of Brookline's borrowers have more than one multi-family or commercial real estate loan outstanding with Brookline Bank. Moreover, the loans are concentrated in the market area described in the preceding paragraph.

        Since 2006, Brookline Bank hired several officers with extensive experience in originating commercial loans for working capital and other business-related purposes. Brookline Bank is concentrating such lending to companies located primarily in Massachusetts. As with commercial real estate mortgage loans, commercial business loans involve greater credit risk. Loans originated by Eastern Funding generally earn higher yields of interest because the borrowers are typically small businesses with limited capital. For this reason, however, the loans involve greater credit risk. First Ipswich is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in small-business and consumer loans. The Banks' lending activities also include the origination of residential mortgage loans. For several years, market value prices for residential properties rose significantly, but more recently, residential property market values have declined.

        While, historically, the Company has not experienced significant losses from commercial and residential mortgage lending, current economic conditions could cause an increase in loan delinquencies and further declines in property values, ultimately culminating in higher loan losses. To mitigate the potential for such losses, the Company has consistently applied conservative underwriting criteria in originating commercial and residential mortgage loans. Construction lending has not been a significant part of the Banks' lending activities.

        In general, the success of Brookline Bank's auto lending portfolio depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, Brookline Bank's auto loan portfolio is not classified as "subprime lending". Most of Brookline Bank's loans are originated through automobile dealerships in Massachusetts, Connecticut, Rhode Island and New Hampshire.

Economic Conditions and Governmental Policies

        Repayment of multi-family and commercial real estate loans made by the Company generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of commercial loans and equipment financing loans generally is dependent on the demand for the borrowers' products or services and the ability of the borrower to compete and operate on a profitable basis. Repayment of residential mortgage loans, home equity loans and indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan portfolio, therefore, is greatly affected by the economy.

        Major employers in the greater Boston metropolitan area include numerous institutions of higher learning, medical care and research centers, significant mutual fund investment companies and high-technology companies. Due to a weakened economy in the past few years, unemployment remains high in Massachusetts. While the rate of unemployment is not as high as in other parts of the United States, it is nonetheless elevated in relation to economic trends. Should the number of employees in the industries mentioned decline or if total unemployment in eastern Massachusetts remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.

        The earnings and business of the Company are affected by external influences such as general economic conditions and the policies of governmental authorities, including the Board of Governors of the Federal Reserve System ("FRB"). The FRB regulates the supply of money and bank credit to influence general economic conditions throughout the United States of America. The instruments of monetary policy employed by the FRB affect interest rates earned on investment securities and loans and interest rates paid on deposits and borrowed funds.

        The rate-setting actions of the Federal Open Market Committee (the "FOMC") of the Federal Reserve System have a significant effect on the Company's operating results and the level of growth in its loans and deposits. For information about rate-setting actions over the past few years, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Economic Environment,—Financial Condition and—Operating Results" appearing elsewhere herein.

Personnel

        As of December 31, 2011, the Company had 325 full-time employees and 33 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Access to Information

        As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission (the "SEC"). The Company makes available on or through its internet website, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Press releases are also maintained on the Company's website.

        The Company maintains an internet website at www.brooklinebank.com and additional information for each bank can be found at www.fnbi.com and www.bankri.com. Information on the Company's website is not incorporated by reference into this document and should not be considered part of this Report.

        The Company's common stock is listed on the NASDAQ under the symbol "BRKL."

Supervision and Regulation

General

        Brookline Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is regulated, examined and supervised by the FRB. The Company owns three banking subsidiaries: Brookline Bank, First Ipswich and effective January 1, 2012, BankRI. The Company is required to file reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

        The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal regulatory agencies (the "Agencies"), including the FRB, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation (the "RIBD"). State and federal banking laws generally have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of shareholders. Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Banks.

Regulatory Reform

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

  •
  Abolished the Office of Thrift Supervision ("OTS") and transferred its powers with respect to federal savings banks, such as Brookline Bank, to the OCC and with respect to savings and loan holding companies to the FRB. The OCC adopted, effective July 21, 2011, with certain renumbering and minor technical modifications, most preexisting OTS regulations (other than those dealing with preemption), that were previously applicable to federal savings banks;

  •
  Bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in "Regulation of the Company" and "Regulation of the Banks" below;

  •
  Grants the FRB increased supervisory authority allowing it to directly examine the subsidiaries of the Company, including the Banks as discussed in "Regulation of the Banks" below;

  •
  Codifies the source of strength doctrine, as discussed in more detail in "Regulation of the Banks—Source of Strength" below;

  •
  Provides for new capital standards applicable to the Company and the Banks, as discussed in more detail in "Regulation of the Banks—Capital Requirements" below;

  •
  Modifies deposit insurance coverage, as discussed in "Regulation of the Banks—Deposit Insurance" below;

  •
  Established the Consumer Financial Protection Bureau (the "CFPB"), as discussed in "Regulation of the Banks—Consumer Protection Regulation" below;

  •
  Established a new standard for preemption of state consumer financial laws, which will affect national banking associations such as First Ipswich, as discussed in "Regulation of the Banks—Preemption of State Consumer Protection Laws" below;

  •
  Established new minimum mortgage underwriting standards for residential mortgages, as discussed in "Regulation of the Banks—Mortgage Reform" below;

  •
  Established new corporate governance and proxy disclosure requirements, as discussed in "Regulation of the Banks—Corporate Governance and Executive Compensation" below;

  •
  Authorizes the FRB to regulate interchange fees for debit card transactions. The FRB has issued a rule governing the interchange fees charged on debit cards which caps the fees a bank may charge on a debit card transactions and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule;

  •
  Permits the payment of interest on business demand deposit accounts;

  •
  Established and empowered the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities; and

  •
  Established the Office of Financial Research, which has the power to require reports from financial services companies such as the Company.

Regulation of the Company

        Following its acquisition of First Ipswich Bancorp on February 28, 2011, the Company became a bank holding company subject to regulation under the BHCA. In addition, the Company is subject to examination and supervision by the FRB, and is required to file reports with, and provide additional information requested by, the FRB. Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company which is not a bank or bank holding company, and may not engage directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. However, a bank holding company that has elected to be treated as a "financial holding company" may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected "financial holding company" status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking. Additionally, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

Regulation of the Banks

  Brookline Bank

        As a federally-chartered savings bank, Brookline Bank is subject to supervision and regulation by the OCC. As discussed above, pursuant to the Dodd-Frank Act, the OCC has replaced the OTS as the primary federal regulator of Brookline Bank. The OCC may interpret and enforce existing OTS regulations and guidance applicable to federal savings banks in a manner different from the way they were interpreted and enforced by the OTS. The OCC may also conduct examinations of Brookline Bank in a different manner from the OTS. As an FDIC-insured depository institution, Brookline Bank is also secondarily subject to supervision and regulation by the FDIC and under the Dodd-Frank Act the FRB may directly examine the subsidiaries of the Company, including Brookline Bank. Federal savings banks must comply with the Home Owners' Loan Act ("HOLA") and the implementing regulations of the OCC. HOLA and OCC regulations also limit federal savings banks' authority to invest in certain types of loans or other investments. Permissible investments for federal savings banks include, but are not limited to, mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, bank premises and certain other assets. Under HOLA, Brookline Bank may establish service corporations to engage in activities not permissible for Brookline Bank to conduct directly, including certain real estate investments and securities and insurance brokerage activities. As noted above, the Dodd-Frank Act bars Brookline Bank from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

  First Ipswich

        As a national bank, First Ipswich is subject to supervision and regulation by the OCC. As an FDIC-insured depository institution, First Ipswich is also secondarily subject to supervision and regulation by the FDIC and under the Dodd-Frank Act the Federal Reserve may directly examine the subsidiaries of the Company, including First Ipswich. National banks must comply with the National Bank Act and the regulations promulgated thereunder by the OCC, which limit the activities of national banks to those that are deemed to be part of, or incidental to, the "business of banking." Activities that are part of, or incidental to, the business of banking include taking deposits, borrowing and lending money and discounting or negotiating paper. Subsidiaries of national banks generally may only engage in activities permissible for the parent national bank. As noted above, the Dodd-Frank Act bars First Ipswich from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

  BankRI

        As an FDIC-insured Rhode Island-chartered bank, BankRI is subject to the supervision and regulation by the RIBD and the FDIC. Under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including BankRI. The Federal Deposit Insurance Corporation Improvement Act provides that FDIC-insured state banks such as BankRI may not engage as a principal, directly or through a subsidiary, in any activity that is not permissible for a national bank, unless the FDIC determines that the activity does not pose a significant risk to the FDIC's deposit insurance fund, and the bank is in compliance with its applicable capital standards. In addition, an insured state bank may not acquire or retain, directly or through a subsidiary, any equity investment of a type, or in an amount, that is not permissible for a national bank, unless such investments meet certain grandfather requirements. The Gramm-Leach-Bliley Act of 1999 (the "GLBA") provides that subsidiaries of state banks may engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision permits state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of a financial holding company. The prior approval of the FDIC and the RIBD is required, among other things, for BankRI to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. As noted above, the Dodd-Frank Act bars BankRI from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

  Acquisitions and Branching

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") and the Dodd-Frank Act permit well-capitalized and well-managed bank holding companies and banks, as determined by Agencies, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. However, as a bank holding company, the Company is required to obtain prior Federal Reserve approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. HOLA permits federally-chartered savings banks, such as Brookline Bank, to branch nationwide and preempts state law that would restrict the branches of a federal savings bank.

  Limitations on Acquisitions of Company Common Stock

        The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, such as the Company, unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company. In September 2008, the Federal Reserve released guidance on minority investment in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.

  Dividend Restrictions

        The Company is a legal entity separate and distinct from each of the Banks. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to it by the Banks. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of its banking subsidiary), except to the extent that certain claims of the Company in a creditor capacity may be recognized. It is the policy of the Federal Reserve that bank holding companies' should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The Federal Reserve has the authority to prohibit a bank holding company, such as the Company, from paying dividends if it deems such payment to be an unsafe or unsound practice.

        The OCC, the FDIC and the RIBD each has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Additionally, a savings association, such as Brookline Bank, must file an application for prior OCC approval to pay a dividend if the total amount of its capital distributions for the applicable calendar year would exceed the Brookline Bank's net income for that year plus its retained net income for the previous two years.

  Capital Requirements

        The Agencies have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

        The Federal Reserve's risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, the Company's currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The Dodd-Frank Act requires the Federal Reserve to establish minimum risk-based capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2011, the Company's Tier 1 risk-based capital ratio was 15.9% and its total risk-based capital ratio was 17%.

        In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company's leverage capital ratio was 14.4% as of December 31, 2011.

        Pursuant to the Dodd-Frank Act, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as the Company. The Dodd-Frank Act also specifies that the FRB may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

        The OCC and the FDIC have each promulgated regulations and adopted a statement of policy regarding the capital adequacy of banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. Moreover, the OCC and the FDIC each has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the regulations, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is "adequately capitalized" if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well-capitalized bank."

        The Agencies also must take into consideration: (1) concentrations of credit risk; (2) interest-rate risk; and (3) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. At December 31, 2011, each of the Banks was deemed to be a "well-capitalized" institution for the above purposes. Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the section entitled "Liquidity and Capital Resources," and Item 8, "Financial Statements and Supplementary Data," in the section entitled "Note 15, Regulatory Capital Requirements."

        Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is "undercapitalized"), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (1) restrict payment of capital distributions and management fees, (2) require that the applicable Agency monitor the condition of the institution and its efforts to restore its capital, (3) require submission of a capital restoration plan, (4) restrict the growth of the institution's assets and (5) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is "critically undercapitalized" (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

        The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under either the "advanced" or "standard" approach of the Basel II capital accords. The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. The FRB has not yet adopted Basel III, and when it is implemented in the United States, it may be with some modifications or adjustments. Additionally, the timetable for the adoption and implementation of Basel III is expected to last for several years. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

  Deposit Insurance

        The Banks each pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Banks, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable Agencies' evaluation of the financial institution's capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, and CAMELS component ratings. Pursuant to the Dodd-Frank Act, deposit premiums are now based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Banks will each compute the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula was effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC.

        Pursuant to an FDIC rule issued in November 2009, each of the Banks prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The prepaid deposit premium amounted to $6.2 million for Brookline Bank, $1.9 million for First Ipswich and $6.5 million for BankRI. Each Bank recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a 0% risk weight for risk-based capital purposes. Each quarter, each Bank has recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the remaining two years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to each Bank respectively. Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC's Transaction Account Guarantee Program, which expired on December 31, 2010.

        The FDIC has the power to adjust deposit insurance assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Banks, the FDIC will in the future increase deposit insurance assessment levels.

  Regulatory Enforcement Authority

        The enforcement powers available to the Agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the Agencies.

  Source of Strength

        Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for each of the Banks in the event of the financial distress of any of the Banks. This provision codifies the longstanding policy of the Federal Reserve. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended (the "FDIA"), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

  Transactions with Affiliates

        Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, there are various legal restrictions on the extent to which a bank holding company and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with its FDIC-insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts: in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. The Dodd-Frank Act amended the definition of affiliate to include any investment fund for which the depository institution or one of its affiliates is an investment adviser. "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

  Safety and Soundness Standards

        Pursuant to federal law, the Agencies have established standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. In general, the standards require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in such standards. The Agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

  Loans to One Borrower

        The Banks are generally subject to the same limits on loans to one borrower. Generally, the Banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. The restrictions applicable to Brookline Bank and First Ipswich provide that an additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. The restrictions which apply to BankRI contain certain exceptions to the limitations. As of December 31, 2011, the Banks were in compliance with the loans-to-one-borrower limitations.

  Qualified Thrift Lender Test

        HOLA requires that federal savings banks, such as Brookline Bank, generally comply with the Qualified Thrift Lender ("QTL") test. Under the QTL test, federal savings banks generally are required to maintain at least 65% of their "portfolio assets" in "qualified thrift investments" for at least nine months of every twelve-month period. "Portfolio assets" generally means the total assets of a federal savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the bank's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of a federal savings bank's credit card loans, education loans and small-business loans. Alternatively, a federal savings bank may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code. Pursuant to the amendments of HOLA under the Dodd-Frank Act, if a federal savings bank fails the QTL test and is unable to correct that failure for a period of time, it must comply with restrictions on branching, activities and dividends. If a federal savings association fails to re-qualify as a QTL within one year of failing the QTL test, its holding company must register as a bank holding company with the Federal Reserve Board. The Dodd-Frank Act also codified the existing OTS policy that every savings association, including Brookline Bank, becomes and remains a QTL.

  Liquidity

        The Banks are required to maintain a sufficient amount of liquid assets to ensure their safe and sound operation. To fund operations, the Banks historically have relied upon core deposits and borrowing from the Federal Home Loan Bank of Boston (the "FHLBB"). The Banks believe they have sufficient liquidity to meet their funding obligations. Pursuant to the Dodd-Frank Act and Basel III, the Agencies may implement new liquidity requirements applicable to each of the Banks.

  Federal Home Loan Bank System

        The Banks are each a member of the FHLBB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Banks were each in compliance with this requirement as of December 31, 2011, with an investment in FHLBB stock of $35.9 million by Brookline Bank, $2 million by First Ipswich and $16.2 million by BankRI. Each of the Banks receives dividends on its FHLBB stock. The FHLBB has recently declared dividends equal to an annual yield of approximately the daily average three-month LIBOR yield for the quarter for which the dividend has been declared. Dividend income on FHLBB stock of $35,000 was recorded during 2011.

        Any advances from the FHLBB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long-term advances may also be used to help alleviate interest-rate risk for asset and liability management purposes. As of December 31, 2011, Brookline Bank had approximately $483.4 million in FHLBB advances, First Ipswich had approximately $15.0 million in FHLBB advances and BankRI had approximately $240.9 million in FHLBB advances.

  Federal Reserve System

        The Banks are subject to provisions of the Federal Reserve Act and the Federal Reserve's regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks (FRBs) began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The Banks are each in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OCC with respect to Brookline Bank and First Ipswich.

  Consumer Protection Regulation

        The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), the GLBA, Truth in Lending Act, the Community Reinvestment Act (the "CRA"), the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines Brookline Bank and First Ipswich for compliance with CFPB rules and enforces CFPB rules with respect to Brookline Bank and First Ipswich. The FDIC examines BankRI for compliance with CFPB rules and enforces CFPB rules with respect to BankRI.

  Preemption of State Consumer Protection Laws

        The Dodd-Frank Act established a new standard for preemption of state consumer financial laws, which will affect federal savings banks such as Brookline Bank and national banks such as First Ipswich. Under the new standard, a state consumer protection law may only be preempted if it has a discriminatory effect against national banks or federal savings banks, it prevents or significantly interferes with the exercise of a national bank's or federal savings bank's powers as determined by court order or by the OCC on a case-by-case basis or such law is preempted by a provision of federal law. This standard is expected to result in the preemption of fewer state consumer laws, thus, Brookline Bank and First Ipswich may have to comply with certain state laws that were considered preempted before the enactment of the Dodd-Frank Act.

  Mortgage Reform

        The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

  Privacy and Customer Information Security

        The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, each Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, each Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that each Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Each Bank is also required to send a notice to customers whose "sensitive information" has been compromised if unauthorized use of this information is "reasonably possible." Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of each Bank in response to a data breach. A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, each Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

  The Community Reinvestment Act

        The CRA requires lenders to identify the communities served by each Bank's offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. The Agencies examine banks and rate such institutions' compliance with the CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The Agencies must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Each Bank has achieved a rating of "Satisfactory" on its most recent CRA examination.

  Anti-Money Laundering and the Bank Secrecy Act

        Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with "shell banks."

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by Office of Foreign Assets Control ("OFAC"), take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

  Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley")

        Sarbanes-Oxley implemented a broad range of corporate governance and accounting measures for public companies (including publicly held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things, (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the principal executive officer and principal financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

  Corporate Governance and Executive Compensation

        Under the Dodd-Frank Act, the SEC has adopted rules granting shareholders a non-binding vote on executive compensation and "golden parachute" payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company's compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The Agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Item 1A.    Risk Factors

If the Company's allowance for loan losses is not sufficient to cover actual loan losses, the Company's earnings would decrease.

        The Company is exposed to the risk that its borrowers may default on their obligations. A borrower's default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Company may have to write off the loan in whole or in part. In such situations, the Company may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and often the amount owed under the defaulted loan often exceeds the value of the assets acquired.

        The Company periodically makes a determination of an allowance for loan losses based on available information, including, but not limited to, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral and the level of non-accruing and criticized loans. The Company relies on its loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans, the Company determines that additional increases in the allowance for loan losses are necessary, additional expenses will be incurred.

        Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses but that have not been identified as non-performing or potential problem credits. The Company cannot be sure that it will be able to identify deteriorating credits before they become non-performing assets or that it will be able to limit losses on those loans that are identified. The Company has in the past been, and in the future may be, required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing its loan portfolio as part of a regulatory examination, may request that the Company increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, if charge-offs in future periods exceed our allowance for loan losses, the Company will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in the Company's net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

The Banks' loan portfolios include commercial loans, which are generally riskier than other types of loans.

        The Banks' commercial real estate and commercial loan portfolios currently comprise 63% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans, the Banks may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on the Company's financial condition and results of operations.

Difficult market conditions and economic trends in the real estate market have adversely affected the banking industry and the Company's business.

        The Company is particularly affected by downturns in the U.S. real estate market. Declines in the real estate market over the past several years, with decreasing property values and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of commercial and construction, mortgage, and consumer loan portfolios resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, general downward economic trends and continued high levels of unemployment, among other factors, have led to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected its business, financial condition, results of operations and stock price. A worsening of these economic conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the industry. The Company's ability to properly assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Accordingly, if these market conditions and trends continue, the Company may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Geographic concentration of the Company's loans may increase its exposure to credit losses.

        The Company primarily serves individuals and businesses located in the greater Boston metropolitan area, eastern Massachusetts and, since the acquisition of Bancorp Rhode Island, Rhode Island. The Company's success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in those market areas. While the economy in these market areas has performed better than in other geographic areas, unemployment is nonetheless elevated in relation to historic trends. Continued weakened economic conditions caused by recession, unemployment, inflation, a decline in real estate values or other factors beyond the Company's control could adversely affect the ability of borrowers to service their debt obligations and result in higher loan losses and lower net income.

Environmental liability associated with the Company's lending activities could result in losses.

        In the course of business, the Company may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Company's financial condition and results of operations.

Changes to interest rates could adversely affect the Company's results of operations and financial condition.

        The Company's consolidated results of operations depend, on a large part, on net interest income, which is the difference between (i) interest income on interest-earning assets, such as loans and securities, and (ii) interest expense on interest-bearing liabilities, such as deposits and borrowings. As a result, the Company's earnings and growth are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company cannot be controlled and are extremely difficult to predict. Changes in interest rates can affect the Company's net interest income as well as the value of its assets and liabilities. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest-rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, and therefore reduce the Company's net interest income. Further, declines in market interest rates may trigger loan prepayments, which in many cases are within the Company's customers' discretion, and which in turn may serve to reduce net interest income if it is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates.

Competition in the financial services industry could make it difficult for the Company to sustain adequate profitability.

        The Company faces significant competition for loans and deposits from other banks and financial institutions both within and beyond its local market place. Many of the Company's competitors have substantially greater resources and higher lending limits than it does and may offer products and services that it does not, or cannot, provide. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts its business. As a result of these various sources of competition, the Company could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

Damage to the Company's reputation could significantly harm its business, including its competitive position and business prospects.

        The Company's ability to attract and retain customers and employees could be adversely affected if its reputation is damaged. The Company's actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to the Company and its business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject the Company to enforcement actions, fines and penalties and incur related costs and expenses.

The Company operates in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict its activities and could have an adverse impact in its operations.

        The Company is subject to regulation and supervision by the Federal Reserve. The Banks are subject to regulation and supervision by their respective federal and state regulatory agencies, which currently include the OCC, the FDIC, and the Rhode Island Division of Banking of the Department of Business Regulation.

        Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC, the FDIC, the Rhode Island Division of Banking of the Department of Business Regulation possess the power to issue cease-and-desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which the Company and the Banks may conduct business and obtain financing.

        The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on the Company, its customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Banks' deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, while the Federal Reserve has proposed rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules.

        Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or the "CFPB," as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on the Company and its subsidiaries. The Banks will continue to be examined by the OCC and the FDIC for compliance with such rules. The Dodd-Frank Act established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. Over the past year there has been a heightened regulatory scrutiny of consumer fees, which may result in new disclosure requirements or regulations regarding the fees that the Banks may charge for products and services.

        Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require the Company and Banks to hold additional capital that could limit the manner in which the Company and its banking subsidiaries conduct its business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in the Company and its banking subsidiaries having to lengthen the term of its funding, restructure its business models, and/or increase its holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by the Company or its banking subsidiaries to satisfy the applicable buffer's requirements would limit its ability to make distributions, including paying out dividends or buying back shares.

To the extent that the Company acquires other companies, its business may be negatively impacted by certain risks inherent with such acquisitions.

        The Company has acquired and will continue to consider the acquisition of other financial services companies. To the extent that the Company acquires other companies in the future, its business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

  •
  The risk that the acquired business will not perform in accordance with management's expectations;

  •
  The risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of the Company's businesses;

  •
  The risk that management will divert its attention from other aspects of the Company's business;

  •
  The risk that the Company may lose key employees of the combined business; and

  •
  The risks associated with entering into geographic and product markets in which the Company has limited or no direct prior experience.

The Company may be required to write down goodwill and other acquisition-related identifiable intangible assets.

        When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2011, goodwill and other identifiable intangible assets were approximately $51 million. Under current accounting standards, if the Company determines that goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Company management recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2011. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in the Company's stock price.

Systems failures, interruptions or breaches of security could have an adverse effect on the Company's financial condition and results of operations.

        Communications and information systems are essential to the conduct of the Company's business, given that these systems are used to manage the Company's customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of the Company's security systems could deter customers from using the Company's websites and online banking services, both of which involve the transmission of confidential information. Although the Company relies on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises, breaches of security and rapidly evolving types of cyber-attacks.

        In addition, the Company outsources certain of its data processing to certain third-party providers and the Company is currently in the process of a conversion of the Company's banking subsidiary data and information processing systems. The conversions are expected to occur in 2012 and 2013. If the Company or its third-party providers encounter difficulties in the conversion, or if the Company has difficulty in communication with them, the Company's ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors.

        The occurrence of any systems failure, interruption or breach of security could damage the Company's reputation and result in a loss of customers and business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on the Company's financial condition and results of operations.

The Company may not be able to attract and retain qualified key employees, which could adversely affect its business prospects, including its competitive position and results of operations.

        The Company's success is dependent upon its ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of the Company's business activities. The Company may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        At December 31, 2011, the Company conducted its business from its main office located in Brookline, 25 other banking offices located throughout greater Boston in Essex, Middlesex, Norfolk and Suffolk counties, an operations center in Brookline and two administration offices in Brookline and an office in Newton, Massachusetts used to conduct Brookline Bank's auto lending business. In addition to its main office, Brookline Bank owns three of its banking offices and leases all of its other locations. It also has two remote ATM locations, one of which is leased. Eastern Funding conducts its business from leased premises in New York, New York. See "Lease Commitments" under Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere herein, for information regarding the Company's lease commitments at December 31, 2011.

Item 3.    Legal Proceedings

        The Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 27, 2012 was 2,218. Market prices for the Company's common stock and dividends paid per quarter during 2011 and 2010 follow.

	Market Prices		Dividend Paid
	High	Low	Per Share
2011
First Quarter	$11.68	$9.93	$0.085
Second Quarter	10.61	8.26	0.085
Third Quarter	9.68	7.12	0.085
Fourth Quarter	8.74	7.30	0.085
2010
First Quarter	$11.13	$9.25	$0.085
Second Quarter	11.63	8.63	0.085
Third Quarter	10.22	8.70	0.085
Fourth Quarter	11.31	9.34	0.085

  Five Year Performance Comparison

        The following graph compares total shareholder return on the Company's common stock over the last five years with the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion. Index values are as of December 31 of each of the indicated years.

Total Return Performance

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Brookline Bancorp, Inc.	100	82.16	92.58	90.94	102.96	83.13
Russell 2000	100	98.43	65.18	82.89	105.14	100.75
SNL New England Thrift	100	82.86	87.21	82.98	85.05	84.22
SNL Thrift $1B-$5B	100	78.01	66.55	55.86	62.04	60.29

        The graph assumes $100 invested on December 31, 2006 in each of the Company's common stock, the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion. The graph also assumes reinvestment of all dividends.

(b)
Not applicable.

(c)
The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)(2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Programs(1)(2)(3)
January 1 through December 31, 2011	—	—	—	4,804,410

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

	At December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Financial Condition Data:
Total assets	$3,299,013	$2,720,542	$2,615,884	$2,613,005	$2,418,510
Loans	2,720,821	2,253,538	2,164,295	2,105,551	1,890,896
Allowance for loan losses	31,703	29,695	31,083	28,296	24,445
Debt securities:
Available for sale	216,569	304,108	291,414	291,162	280,000
Held to maturity	—	—	112	161	189
Marketable equity securities	862	432	1,609	1,177	4,051
Goodwill and identified intangible assets	51,013	45,112	46,336	47,824	48,879
Deposits (excluding brokered deposits)	2,252,331	1,810,899	1,633,687	1,327,844	1,250,337
Brokered deposits	—	—	—	26,381	67,904
Borrowed funds and subordinated debt	506,919	388,569	468,766	737,418	555,023
Stockholders' equity	503,602	495,443	487,317	493,869	518,708
Non-performing loans	7,530	7,463	6,233	6,059	2,730
Non-performing assets	8,796	8,166	7,663	8,195	5,399

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Operating Data:
Interest income	$140,535	$130,992	$140,056	$144,638	$146,768
Interest expense	30,336	34,567	53,756	68,995	73,462

Net interest income	110,199	96,425	86,300	75,643	73,306
Provision for credit losses	3,631	3,796	9,780	11,289	6,882

Net interest income after provision for credit losses	106,568	92,629	76,520	64,354	66,424
Loss from investments in affordable housing	(671)	—	—	—	—
Gains (losses) on sales of securities, net	80	834	1,985	(214)	47
Losses on impairment of securities, net	—	(49)	(744)	(2,635)	—
Penalty from prepayment of borrowed funds	—	(1,468)	(2,292)	—	—
Other non-interest income	5,653	3,038	2,810	3,120	3,070
Amortization of identified intangible assets	(1,570)	(1,224)	(1,488)	(1,751)	(2,014)
Other non-interest expense	(61,355)	(46,963)	(43,643)	(41,164)	(38,169)

Income before income taxes	48,705	46,797	33,148	21,710	29,358
Provision for income taxes	19,886	19,156	13,413	8,489	11,241

Net income	28,819	27,641	19,735	13,221	18,117
Less net income attributable to noncontrolling interest in subsidiary	1,219	769	535	371	375

Net income attributable to Brookline Bancorp Inc.	$27,600	$26,872	$19,200	$12,850	$17,742

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.90%	1.01%	0.73%	0.51%	0.75%
Return on average stockholders' equity	5.51	5.45	3.94	2.56	3.23
Interest rate spread(1)	3.50	3.40	2.86	2.36	2.17
Net interest margin(1)	3.76	3.74	3.38	3.14	3.21
Dividend payout ratio	72.34	73.91	163.64	336.36	246.67
Capital Ratios:
Stockholders' equity to total assets at end of year	15.27%	18.21%	18.63%	18.90%	21.45%
Tier 1 leverage ratio at end of year—the Company	14.37	—	—	—	—
Tier 1 core capital ratio at end of year—Brookline Bank	9.63	15.42	15.64	16.47	18.03
Tier 1 leverage ratio at end of year—First Ipswich	9.88	—	—	—	—
Asset Quality Ratios:
Non-performing assets as a percent of total assets at end of year	0.27%	0.30%	0.29%	0.31%	0.22%
Allowance for loan losses as a percent of loans at end of year	1.17	1.32	1.44	1.34	1.29
Per Share Data:
Basic earnings per common share	$0.47	$0.46	$0.33	$0.22	$0.30
Diluted earnings per common share	0.47	0.46	0.33	0.22	0.30
Number of shares outstanding at end of year (in thousands)(2)	59,223	59,072	59,031	58,373	57,990
Dividends paid per common share	$0.34	$0.34	$0.54	$0.74	$0.74
Book value per common share at end of year	8.50	8.39	8.26	8.46	8.94
Tangible book value per common share at end of year	7.64	7.62	7.47	7.64	8.10
Market value per common share at end of year	8.44	10.85	9.91	10.65	10.16

(1)
Calculated on a fully-taxable equivalent basis. In 2009, excluding interest income of $1,614 (in thousands) due to the payoff of a loan on which there was unaccreted discount, interest-rate spread and net interest margin would have been 2.76% and 3.28%, respectively.

(2)
Common stock issued less treasury stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Brookline Bancorp, Inc., a Delaware corporation, is the multi-bank holding company for Brookline Bank, First Ipswich and their wholly-owned subsidiaries. The Company has no significant assets other than the common stock of the Banks. For this reason, substantially all of the discussion in this document relates to the operations of the Banks and their subsidiaries.

        On January 1, 2012, the Company acquired Bancorp Rhode Island, a Rhode Island corporation and holding company for BankRI and its wholly-owned subsidiaries. BankRI is a commercial bank, headquartered in Providence, Rhode Island and conducts business through 17 full-service branches.

        The Company, through its Banks, is a commercially-focused bank and has concentrated its business efforts in growing the commercial lending portfolio, both organically and through acquisitions. The recent acquisitions of First Ipswich Bancorp and Bancorp Rhode Island will complement the existing commercial portfolio and provide greater access to products and services available to the marketplace. In addition to the commercial services, the Company offers a wide range of retail banking services, including a full array of cash management products, consumer and residential loans and investment services designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. The Company also offers both commercial and consumer on-line banking products and maintains a website at each bank, www.brooklinebank.com, www.fnbi.com and www.bankri.com. Specialty lending activities include indirect automobile loans, and equipment financing opportunities through Eastern Funding in the New York/New Jersey metropolitan area.

        The Company and Banks are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Overview

        In 2011, the Company continued to migrate to a more commercial-profile balance sheet. The commercial loan portfolio increased $366.8 million, or 27.3%, primarily in commercial real estate and commercial and industrial loans. The growth in both its loan portfolio and net interest income was offset by additional non-interest expenses associated with the First Ipswich Bancorp acquisition and an increase in professional service fees, including merger-related costs, of $1.3 million (after-tax) associated with the pending acquisition of Bancorp Rhode Island. Basic and fully diluted EPS for 2011 increased to $0.47 from $0.46 in 2010.

        The Company's operating income is driven by net interest income, which is driven by the net yield on interest-earning assets ("net interest margin") and the quality of the Company's assets. The Company's net interest income represents the difference between its interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the interest rates earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin generally exceeds the net interest spread as a portion of interest-earning assets are funded by various noninterest-bearing sources (primarily non-interest-bearing deposits and shareholders' equity). The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized in the Rate/Volume Analysis table shown on page 35. Information as to the components of interest income and interest expense and average rates is provided under "Results of Operations—Average Balances, Net Interest Income, Interest-rate Spread and Net Interest Margins" on page 33.

        The quality of the Company's assets can also influence its earnings. Loans that are not being paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income.

Additionally, the Company must make timely provisions to its allowance for loan losses based on estimates of probable losses inherent in the loan portfolio; these additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company will incur expenses as a result of resolving troubled assets. All of these form the "credit risk" that the Company takes on in the ordinary course of its business and is further discussed under "Financial Condition—Non-Performing Assets" on page 51.

        From the beginning, the Company's business strategy and focus have played a key role in growing the business and differentiating the Company from its competitors. Through its full-service banks, the Company seeks to differentiate itself through building long-term relationships with each customer, providing excellent customer service and by having the decision-making process done by local management. The Company believes it is important for each Bank to be able to make those decisions locally as each marketplace and customer base is different. The strategic move to a more commercial profile is attractive, among other reasons, because these types of loans have higher yields. Similarly, transaction deposits are attractive because of their generally lower interest cost and because there is potential for fee income.

        The competition for loans and deposits remains intense. In additional to the competition, the economic recovery remains weak and the rate of unemployment high. While the economy in Massachusetts and, in particular, the greater Boston metropolitan area has remained relatively stable, unemployment nonetheless rose to levels not seen in over the past thirty years. The deterioration in the economy made it difficult for some of the Company's loan customers to make their loan payments and, as a result, the Company experienced loan losses that were higher than historic levels, particularly in its auto and equipment financing portfolios. While there have been signs recently that the economy has started to gradually improve, the Company expects the operating environment in 2012 to remain somewhat challenging. The volume of loan originations and loan losses will depend, to a large extent, on how the economy functions.

        Loan and deposit growth is also greatly influenced by the rate setting actions of the Federal Open Market Committee (the "FOMC") of the Federal Reserve System. The FOMC lowered the rate for overnight federal fund borrowings between banks dramatically from 5.25% in September 2007 to a target range between zero and 0.25% in December 2008, the rate currently in effect. In 2011 and 2010, the unusually low interest-rate environment had a significant effect on deposit flows and yields earned on investments and loans. Rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or to service their existing debt.

        The future operating results of the Company will depend on its ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.

Critical Accounting Policies

        The accounting policies described below are considered critical to understanding the Company's financial condition and operating results. Such accounting policies are considered to be especially important because they involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about matters that are inherently uncertain. The use of different judgments, assumptions and estimates could result in material differences in the Company's operating results or financial condition.

  Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Additions to the allowance are made through provisions for loan losses charged to operating earnings. Loan losses are charged off in the period loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.

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

  Goodwill Impairment

        Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If fair value exceeds the carrying amount at the time of testing, goodwill is not considered impaired. Quoted market prices in active markets are the best evidence of fair value and are considered to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in valuation techniques could result in materially different evaluations of impairment. In September 2011, the FASB issued Accounting Standards Update 2011-08 addressing the topic of testing goodwill for impairment. The objective of the Update is to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

        In reaching its conclusion about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the extent to which each of the adverse events or circumstances identified could affect the comparison of a reporting unit's fair value with its carrying amount. An entity should place more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets; and may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

        The following qualitative factors have been assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill: general economic conditions, regulatory environment, share price, real estate values, lending concentrations, interest-rate environment, asset quality, capital, financial performance, integration of acquired companies and conversion to a new data processing system.

        Goodwill impairment testing was performed for the Company, Eastern Funding and First Ipswich. The annual goodwill impairment test of the Company was performed as of December 31, 2011. Based on an evaluation of the qualitative factors mentioned above and assessing the effect identified adverse events or circumstances could have, the Company has concluded there was no indication of goodwill impairment.

  Intangible Assets

        Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.

  Investment Securities

        Securities classified as available for sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are carried at amortized cost.

        The market values of the Company's securities, particularly its fixed-rate securities, are affected by changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other than temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more-likely-than-not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more-likely-than-not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. Impairment losses charged to earnings in 2011, 2010 and 2009 were $0, $49,000 and $744,000, respectively.

  Income Taxes

        Certain areas of accounting for income taxes require management's judgment, including determining the expected realization of deferred tax assets and the adequacy of liabilities for uncertain tax positions. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of the net deferred tax assets or liabilities for uncertain tax positions could vary materially from the amounts previously recorded.

        Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years' taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in the Company's financial statements for which payment has been deferred, or a deduction taken on the Company's tax return but not yet recognized as an expense in the Company's financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.

Results of Operations

  Net Interest Income

        Net interest income for 2011 was $110.2 million, compared to $96.4 million for 2010 and $86.3 million for 2009. The net interest margin increased in 2011 to 3.76%, compared to 3.74% in 2010 and 3.38% in 2009. The increase in net interest income of $13.8 million, or 14.3%, during 2011 was primarily attributable to achieving a lower cost of funding, despite increased levels of average earning assets at lower average yields and average interest-bearing liabilities. Average earning assets increased $365.3 million, or 14.2%, and average interest-bearing liabilities increased $311.5 million, or 15.3%, during 2011, compared to 2010.

  Average Balances, Net Interest Income, Interest-rate Spread and Net Interest Margin

        The following table sets forth information about the Company's average balance sheet and reflects yield on assets and average cost of liabilities for 2011, 2010 and 2009. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Year ended December 31,
	2011			2010			2009
	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest(1)	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term investments	$71,404	$105	0.15%	$60,007	$100	0.17%	$87,193	$328	0.38%
Debt securities(2)	278,300	6,327	2.27	300,862	7,624	2.53	288,265	10,621	3.68
Equity securities(2)	39,557	224	0.57	37,395	60	0.16	37,617	129	0.34
Commercial real estate loans(3)(4)	1,162,769	61,211	5.26	940,464	50,734	5.39	878,480	50,348	5.73
Commercial loans(3)	402,171	26,716	6.64	310,760	21,563	6.94	276,142	19,902	7.21
Indirect automobile loans(3)	575,635	28,313	4.92	553,929	32,825	5.93	587,010	37,922	6.46
Consumer loans(3)	412,096	17,923	4.35	373,207	18,124	4.86	398,702	20,871	5.23

Total interest-earning assets(4)	2,941,932	140,819	4.79%	2,576,624	131,030	5.09%	2,553,409	140,121	5.49%

Allowance for loan losses	(30,564)			(30,617)			(29,116)
Non interest-earning assets	150,379			109,736			106,844

Total assets	$3,061,747			$2,655,743			$2,631,137

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$126,950	216	0.17%	$107,713	152	0.14%	$90,490	168	0.19%
Savings accounts	157,578	942	0.60	103,752	814	0.78	91,622	928	1.01
Money market savings accounts	830,780	7,626	0.92	610,253	6,546	1.07	381,746	5,711	1.50
Certificates of deposit	813,470	10,973	1.35	792,451	13,908	1.76	843,174	23,785	2.82

Total deposits (excluding brokered deposits)(4)	1,928,778	19,757	1.02	1,614,169	21,420	1.33	1,407,032	30,592	2.17
Brokered certificates of deposit(5)	—	—	—	—	—	—	7,908	425	5.37

Total deposits	1,928,778	19,757	1.02	1,614,169	21,420	1.33	1,414,940	31,017	2.19
FHLBB advances	414,432	10,454	2.52	423,526	13,143	3.10	626,904	22,739	3.63
Other borrowings	7,696	125	1.62	1,751	4	0.25	—	—	—

Total interest-bearing liabilities	2,350,906	30,336	1.29%	2,039,446	34,567	1.69%	2,041,844	53,756	2.63%
Non-interest-bearing demand
checking accounts(5)	181,078			97,504			75,569
Other liabilities	26,091			23,215			23,989

Total liabilities	2,558,075			2,160,165			2,141,402
Brookline Bancorp, Inc.
stockholders' equity	500,855			493,373			487,884
Noncontrolling interest in subsidiary	2,817			2,205			1,851

Total liabilities and equity	$3,061,747			$2,655,743			$2,631,137

Net interest income (tax equivalent basis)/interest rate spread(4)(6)		110,483	3.50%		96,463	3.40%		86,365	2.86%

Less adjustment of tax exempt income		284			38			65

Net interest income		$110,199			$96,425			$86,300

Net interest margin(4)(7)			3.76%			3.74%			3.38%

(1)
Tax exempt income on equity and debt securities is included on a tax equivalent basis.

(2)
Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stocks) and restricted equity securities.

(3)
Loans on nonaccrual status are included in average balances.

(4)
In the 2009 period, interest income includes $1,614 due to the payoff of a loan on which there was unaccreted discount. Excluding this income, the yield on commercial real estate loans and interest-earning assets would have been 5.52% and 5.39%, respectively. Interest-rate spread and net interest margin would have been 2.76% and 3.28%, respectively.

(5)
Including non-interest bearing checking accounts, the average interest rate on total deposits, excluding brokered deposits, in the years ended December 31, 2011, 2010 and 2009 was .94%, 1.25% and 2.06%, respectively.

(6)
Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)
Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

  Rate/Volume Analysis

        The following table presents, on a tax equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Short-term investments	$19	$(14)	$5	$(82)	$(146)	$(228)
Debt securities	(547)	(750)	(1,297)	446	(3,443)	(2,997)
Equity securities	3	161	164	(1)	(68)	(69)
Commercial real estate loans	11,729	(1,252)	10,477	3,439	(3,053)	386
Commercial loans	5,728	(575)	5,153	2,745	(1,084)	1,661
Auto loans	1,245	(5,757)	(4,512)	(2,065)	(3,032)	(5,097)
Consumer loans	1,727	(1,928)	(201)	(1,421)	(1,326)	(2,747)

Total interest income	19,904	(10,115)	9,789	3,061	(12,152)	(9,091)

Interest expense:
Deposits:
NOW accounts	30	34	64	28	(44)	(16)
Savings accounts	353	(225)	128	113	(227)	(114)
Money market savings accounts	2,122	(1,042)	1,080	2,762	(1,927)	835
Certificates of deposit	360	(3,295)	(2,935)	(1,357)	(8,521)	(9,878)

Total deposits (excluding brokered deposits)	2,865	(4,528)	(1,663)	1,546	(10,719)	(9,173)
Brokered deposits	—	—	—	(212)	(212)	(424)

Total deposits	2,865	(4,528)	(1,663)	1,334	(10,931)	(9,597)
Borrowed funds—FHLBB	(263)	(2,426)	(2,689)	(6,640)	(2,956)	(9,596)
Federal funds purchased	46	75	121	4	—	4

Total interest expense	2,648	(6,879)	(4,231)	(5,302)	(13,887)	(19,189)

Net change in net interest income	$17,256	$(3,236)	$14,020	$8,363	$1,735	$10,098

Comparison of Years Ended December 31, 2011 and December 31, 2010

  General

        Net income for 2011 increased $728,000, or 2.7%, to $27.6 million from $26.9 million for 2010. Basic and fully diluted EPS increased from $0.46 for 2010 to $0.47 for 2011. Net income for 2011 includes $1.3 million (after-tax) of professional service fees, including merger-related expenses, related to the acquisitions of First Ipswich Bancorp and Bancorp Rhode Island. The 2011 earnings represented a return on average assets of 0.90% and a return on average stockholders' equity of 5.51% for 2011, as compared to a return on average assets of 1.01% and a return on average stockholders' equity of 5.45% for 2010.

  Net Interest Income

        For 2011, net interest income was $110.2 million, compared to $96.4 million for 2010. The net interest margin for 2011 was 3.76% compared to a net interest margin of 3.74% for the prior year. Although the yield on the Company's interest-earning assets declined by 30 bps compared to 2010, net interest income increased $13.8 million, or 14.3%, as a result of cost of funds on interest-bearing liabilities declining by 40 bps. Interest-earning assets and interest-bearing liabilities increased from 2010, $365.3 million and $311.5 million, respectively, primarily due to the acquisition of First Ipswich Bancorp.

  Interest Income—Loans

        Interest income from loans was $133.9 million for 2011, and represented a yield on total loans of 5.26%. This compares to $123.2 million of interest on loans and a yield of 5.66% for 2010. The interest income increased as a result of the growth in the average balance of loans of $374.3 million, or 17.2%, but was offset by a decrease in the yield on loans of 40 bps.

        The average balance of the various components of the loan portfolio changed as follows: commercial real estate loans increased $222.3 million, or 23.6%; commercial loans increased $91.4 million, or 29.4%; indirect automobile loans increased $21.7 million, or 3.9%; and consumer loans increased $38.9 million, or 10.4%. The yield on the various components of the loan portfolio changed as follows: commercial real estate loans decreased 13 bps, to 5.26%; commercial loans decreased 30 bps, to 6.64%; indirect automobile loans decreased 101 bps, to 4.92%, and consumer loans decreased 51 bps, to 4.35%. The yields on loans declined primarily from lower yields on new loan originations and the repricing of existing assets which were at variable rates.

  Interest Income—Investments

        Total investment income (consisting of interest on short-term investments, securities for sales and restricted equity securities) was $6.6 million for 2011 compared to $7.7 million for 2010. This decrease in total investment income of $1.1 million, or 14.8%, was attributable to a 23 bps decrease in the overall yield on investments, from 1.94% in 2010 to 1.71% in 2011, along with a decrease in the average balance of investments of $9.0 million.

  Interest Expense—Deposits and Borrowings

        Interest paid on deposits and borrowings decreased by $4.2 million, or 12.2%, due to lower market interest rates during 2011. The overall average cost for interest-bearing liabilities decreased 40 bps from 1.69% for 2010 to 1.29% for 2011. The average balance of total interest-bearing liabilities increased $311.5 million, or 15.3%, to $2.4 billion for 2011 primarily due to the First Ipswich Bancorp acquisition.

        The growth in interest-bearing deposit average balances of $314.6 million, or 19.5%, during 2011 was attributable to money market accounts (up $220.5 million, or 36.1%), savings accounts (up

$53.8 million, or 51.9%) certificates of deposits (up $21.0 million, or 2.7%) and NOW accounts (up $19.2 million, or 17.9%). The cost of interest-bearing deposits in total decreased 31 bps in 2011 to 1.02%, compared to 1.33% in the prior year.

        The average balance of borrowings decreased as compared to the prior year, with a decrease in FHLBB funding (down $9.1 million, or 2.1%) offset by an increase in other borrowings (up $5.9 million, or 339.5%). Overall, the cost of nondeposit borrowings decreased 58 bps in 2011 to 2.51%, compared to 3.09% in the prior year, reflecting the decline in market interest rates experienced in 2011.

  Provision for Credit Losses

        The provision for credit losses was $4.0 million for 2011, compared to $3.8 million for 2010. The ratio of the allowance for loan losses to total loans was 1.17% as of December 31, 2011, compared to 1.32% at the prior year-end and the decrease was primarily due to the impact of the acquisition of First Ipswich Bancorp. Net charge-offs for 2011 were $1.9 million compared to $5.2 million for 2010.

	Year Ended December 31,
	2011	2010
Commercial real estate	$3,109	$1,046
Commercial	1,147	1,420
Auto	123	1,451
Consumer	(57)	94
Unallocated	(366)	(215)

Total provision for loan losses	$3,956	$3,796
Unfunded credit commitments	(325)	—

Total provision for credit losses	$3,631	$3,796

        The provision for credit losses in commercial real estate increased by $2.1 million, or 197.2%, from $1.0 million for 2010 to $3.1 million for 2011. The increase was driven by the 27% rate of growth of loans outstanding in 2011, the increase in loans delinquent over 30 days from $5.7 million (.57% of loans outstanding) at December 31, 2010 to $9.4 million (0.74%) at December 31, 2011, and the increase in the total of loans on watch, restructured loans and nonaccrual loans from $7.2 million at December 31, 2011 to $26.2 million at December 31, 2011. The provision for credit losses in auto decreased to $123,000 from $1.5 million. The decrease was due to a reduction in the net charge-offs over the past year and it was determined that the risk in the portfolio was less than prior year.

        The liability for unfunded credit commitments, which is included in other liabilities, was $764,000 at December 31, 2011 and $1.1 million at December 31, 2010. During the year ended December 31, 2011, the liability for unfunded credit commitments decreased by $325,000 to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in 2011 or 2010.

  Non-Interest Income

        Total non-interest income increased by $2.7 million, or 114.9%, from $2.3 million for 2010 to $5.1 million for 2011. The acquisition of First Ipswich Bancorp contributed $2.5 million to non-interest income in 2011 and is the primary reason for the increases in each line item below. The following table sets forth the components of non-interest income:

	Year Ended December 31,
	2011	2010
Non-interest income:
Fees, charges and other income	$5,653	$3,038
Loss from investments in affordable housing	(671)	—
Penalty from prepayment of borrowed funds	—	(1,468)
Gain on sales of securities	80	834
Loss on impairment of securities	—	(49)

Total non-interest income	$5,062	$2,355

        Fees, charges and other income is the major source of non-interest income for the Company which includes deposit-related fees, loan fees, indirect auto fees and other service fees. The increase in fees, charges and other income of $2.5 million is related to the First Ipswich Bancorp acquisition. In addition, there was a $117,000 increase as a result of bankruptcy proceeds received on a defaulted bond. The 2011 results included a loss from investments in low income housing of $671,000 which is offset by an increase in related tax benefits of $106,000. In 2010, the Company had $39.9 million of borrowings from the FHLBB that were prepaid resulting in penalties charged to income of $1.5 million. Those borrowed funds had high interest rates and were mostly replaced by new borrowings from the FHLBB at lower interest rates and for extended periods of time.

        Investment securities (primarily equity securities) were sold in the first quarter 2011 at a gain of $80,000 compared to a gain of $834,000 in the second quarter of 2010. Impairment losses on securities (net of non-credit losses) were $49,000 in 2010. See Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere herein for information regarding the securities on which impairment losses were recognized.

  Non-Interest Expense

        Non-interest expenses for 2011 increased a total of $14.7 million, or 30.6%, to $62.9 million. The acquisition of First Ipswich Bancorp contributed $12.0 million to non-interest expenses in 2011 and is the primary reason for the increases in each line item below. Excluding non-interest expenses for First

Ipswich Bancorp in 2011, non-interest expenses increased $2.7 million, or 5.7%. The following table sets forth the components of non-interest expense:

	Year Ended December 31,
	2011	2010
Non-interest expense:
Compensation and employee benefits	$30,789	$22,935
Occupancy	6,138	4,588
Equipment and data processing	9,144	7,518
Professional services	5,375	3,718
FDIC insurance	1,746	1,674
Advertising and marketing	1,376	1,224
Amortization of identified intangible assets	1,570	1,224
Write-down of other real estate owned	719	—
Other	6,068	5,306

Total non-interest expense	$62,925	$48,187

        Compensation and employee benefits increased $7.9 million, or 34.2%, largely due to an expansion of the workforce with the acquisition of First Ipswich Bancorp and increased bonus expense. Professional service fees increased $1.7 million, or 44.6%, mainly driven by the acquisition of First Ipswich Bancorp and the merger-related expenses associated with the acquisition of Bancorp Rhode Island. Equipment and data processing costs increased $1.6 million, or 21.6%, and occupancy costs increased $1.6 million, or 33.8%, compared to 2010. Additionally, FDIC insurance costs increased $72,000, or 4.3%, advertising and marketing increased $152,000, or 12.4%, amortization of identified intangible assets increased $346,000, or 28.3%, and other increased $762,000, or 14.4%. In the third quarter 2011, the Company incurred a write-down of $719,000 resulting from a property acquired through foreclosure that was under construction.

  Income Tax Expense

        The Company recorded income tax expense of $19.9 million for 2011, compared to $19.2 million for 2010. This represented total effective tax rates of 40.8% and 40.9%, respectively. The decrease in tax rate was primarily due to tax benefits for investment in affordable housing projects offset by an increase in state taxes and the non-deductibility of a substantial portion of the professional fees incurred related to the First Ipswich Bancorp and Bancorp Rhode Island acquisitions. A portion of the dividend payments made by the Bank to the Company and investment subsidiaries to the Bank and Company are subject to tax in the Commonwealth of Massachusetts in 2011.

Comparison of Years Ended December 31, 2010 and December 31, 2009

  General

        Net income for 2010 increased $7.7 million, or 40.0%, to $26.9 million from $19.2 million for 2009. Basic and fully diluted EPS increased from $0.33 for 2009 to $0.46 for 2010. The 2010 earnings represented a return on average assets of 1.01% and a return on average stockholders' equity of 5.45% for 2010, as compared to a return on average assets of 0.73% and a return on average stockholders' equity of 3.94% for 2009.

  Net Interest Income

        For 2010, net interest income was $96.4 million, compared to $86.3 million for 2009. The net interest margin for 2010 was 3.74% compared to a net interest margin of 3.38% for the prior year. The rise in net interest income and net interest margin from 2009 was due primarily to loan and deposit growth and a more rapid decline in the rates paid on interest-bearing liabilities than in the yield on interest-earning assets. Although the yield on the Company's interest-earning assets declined by 40 bps compared to 2009, net interest income increased $10.1 million, or 11.7%, as a result of cost of funds on interest-bearing liabilities declining by 94 bps.

        Continued improvement in net interest margin and interest rate spread, if any, is expected to be modest. It has become more difficult to offset declining asset yields due to more competitive loan pricing and the currently low interest-rate environment by reduction in rates paid on deposits and borrowed funds.

  Interest Income—Loans

        Interest income from loans was $123.2 million for 2010, and represented a yield on total loans of 5.66%. This compares to $129.0 million of interest on loans and a yield of 6.03% for 2009. The interest income decreased as a result of a decrease in the yield on loans of 37 bps even with an increase in the average balance of loans of $38.0 million, or 1.8%.

        The average balance of the various components of the loan portfolio changed as follows: commercial real estate loans increased $62.0 million, or 7.1%; commercial loans increased $34.6 million, or 12.5%; and decreases in indirect automobile loans of $33.1 million, or 5.6%, and consumer loans (primarily residential mortgage loans) of $25.5 million, or 6.4%. The yield on the various components of the loan portfolio changed as follows: commercial real estate loans decreased 34 bps, to 5.39%; commercial loans decreased 27 bps, to 6.94%; indirect automobile loans decreased 53 bps, to 5.93% and consumer loans decreased 37 bps, to 4.86%.

  Interest Income—Investments

        Total investment income (consisting of interest on short-term investments, securities available for sale and restricted equity securities) was $7.7 million for 2010 compared to $11.0 million for 2009. This decrease in total investment income of $3.3 million, or 29.7%, was attributable to a 74 bps decrease in the overall yield on investments, from 2.68% in 2009 to 1.94% in 2010, along with a decrease in the average balance of investments of approximately $14.8 million due to the significantly lower rates offered on short-term investments.

  Interest Expense—Deposits and Borrowings

        Interest paid on deposits and borrowings decreased by $19.2 million, or 35.7%, due to lower market interest rates during 2010. The overall average cost for interest-bearing liabilities decreased 94 bps from 2.63% for 2009 to 1.69% for 2010. The average balance of total interest-bearing liabilities remained unchanged from 2009 at $2.0 billion for 2010.

        The growth in interest-bearing deposit (excluding brokered certificates of deposit) average balances of $207.1 million, or 14.7%, during 2010 was attributable to money market accounts (up $228.5 million, or 60.0%), savings accounts (up $12.1 million, or 13.2%) and NOW accounts (up $17.2 million, or 19.0%). The growth was offset by a decrease in certificates of deposits (down $50.7 million, or 6.0%) as the Company strategically moves to more transaction-based accounts. The cost of interest-bearing deposits (excluding brokered certificates of deposit) decreased 84 bps in 2010 to 1.33%, compared to 2.17% in the prior year. In 2009, brokered certificates of deposits had an average balance of $7.9 million and interest expense of $425,000 with a yield of 5.37%.

        The average balance of borrowings decreased as compared to the prior year, with a decrease in the funds borrowed from FHLBB (down $203.4 million, or 32.4%) offset by an increase in other borrowings (up $1.8 million, or 100.0%). Overall, the cost of nondeposit borrowings decreased 54 bps in 2010 to 3.09%, compared to 3.63% in the prior year. Most of the deposit growth in 2010 was used to reduce borrowings from the FHLBB.

  Provision for Credit Losses

        The provision for credit losses was $3.8 million for 2010, compared to $9.8 million for 2009. The ratio of the allowance for loan losses to total loans was 1.32% as of December 31, 2010, compared to 1.44% at the prior year-end. Net charge-offs for 2010 were $5.2 million compared to $7.1 million for 2009.

        The provision for credit losses in 2009 were higher than net loan charge-offs because of growth in loans outstanding and increases in problem loans and net charge-offs, especially in the auto and Equipment financing loan portfolios. The provision for credit losses in 2010 was lower than net charge-offs due primarily to (a) a significantly lower rate of auto loan net charge-offs than contemplated which resulted in a lowering of the level of allowance for loan losses considered adequate for that segment of the loan portfolio and (b) charge-offs of certain loans for which reserves had been established in the prior year.

        The provision for loan losses in 2010 for the commercial real estate loan segment was $1.0 million and net charge-offs in that year were $1.1 million. This segment included commercial real estate mortgage, multi-family mortgage and construction loans. Net charge-offs included $295,000 related to the commercial real estate portfolio and $800,000 related to the construction loan portfolio. Part of the amounts charged off in 2010 were reserved for in the prior year. There were no other charge-offs of loans in this segment in 2009.

        The liability for unfunded credit commitments was maintained at $1.1 million throughout 2010 and was reduced by $100,000 in 2009 through credits to the provision for credit losses. These movements in the balance of the liability account were made to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in 2010 or 2009.

  Non-Interest Income

        Total non-interest income increased by $596,000, or 33.9%, from $1.8 million for 2009 to $2.4 million for 2010. The following table sets forth the components of non-interest income:

	Year Ended December 31,
	2010	2009
Non-interest income:
Fees, charges and other income	$3,038	$2,810
Penalty from prepayment of borrowed funds	(1,468)	(2,292)
Gain on sales of securities	834	1,985
Loss on impairment of securities	(49)	(818)
Non-credit loss on impairment of securities	—	74

Total non-interest income	$2,355	$1,759

        Fees, charges and other income is the major source of non-interest income for the Company which includes deposit-related fees, loan fees, indirect auto fees and other service fees. The increase in fees, charges and other income was $228,000 or 8.1% compared to 2009. In 2010 and 2009, the Company had $39.9 million and $76.0 million, respectively, of borrowings from the FHLBB that were prepaid resulting in penalties charged to income of $1.5 million and $2.3 million. Those borrowed funds had high interest rates and were mostly replaced by new borrowings from the FHLBB at lower interest rates and for extended periods of time.

        Investment securities (primarily equity securities) were sold in the second quarter 2010 at a gain of $834,000 compared to a gain of $2.0 million in 2009. The $2.0 million gain in 2009 consists of

$26.1 million of mortgage-backed securities that were sold at a gain of $346,000 and $25.2 million of the proceeds was reinvested in corporate debt securities in the second quarter 2009. In the third and fourth quarters of 2009, $20.5 million and $26.0 million, respectively, of mortgage-backed securities were sold at gains of $594,000 and $1.0 million, respectively, and the proceeds were used to prepay borrowings from the FHLBB. Sales of other securities resulted in a gain of $14,000 in 2009.

        Impairment losses on securities (net of non-credit losses) were $49,000 in 2010 compared to $744,000 in 2009. See Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere herein for information regarding the securities on which impairment losses were recognized.

        The transactions described above were made to improve net interest margin and to reduce (1) the Company's investment concentration in mortgage-backed securities, (2) its exposure to the risk of extension of the estimated life of its mortgage-backed securities in a rising interest-rate environment and (3) its one year cumulative negative gap position.

  Non-Interest Expense

        Non-interest expenses for 2010 increased a total of $3.1 million, or 6.8%, to $48.2 million. The following table sets forth the components of non-interest expense:

	Year Ended December 31,
	2010	2009
Compensation and employee benefits	$22,935	$20,557
Occupancy	4,588	4,077
Equipment and data processing	7,518	7,258
Professional services	3,718	2,494
FDIC insurance	1,674	2,853
Advertising and marketing	1,224	997
Amortization of identified intangible assets	1,224	1,488
Write-down of other real estate owned	—	50
Other	5,306	5,357

Total non-interest expense	$48,187	$45,131

        Compensation and employee benefits increased $2.4 million, or 11.6%, largely due to additional personnel in business banking and investment advisory services and higher bonus costs. Professional service fees increased $1.2 million mainly driven by the merger-related expenses associated with the pending acquisition of First Ipswich Bancorp and other professional fees incurred in the fourth quarter 2010 related to corporate issues and initiatives. Equipment and data processing costs increased $260,000, or 3.6% and occupancy costs increased $511,000, or 12.5% compared to 2009. Additionally, FDIC insurance costs decreased $1.2 million, or 41.3%, as there was a special assessment of $1.1 million in the second quarter of 2009. Advertising and marketing increased $227,000, or 22.8% compared to 2009 due in part to product promotions while amortization of identified intangible assets decreased $264,000, or 17.7% attributable to the amortization of a core deposit intangible resulting from the acquisition of Mystic over nine years on an accelerated basis using the sum-of-the-digits method. In 2009, the Company incurred a write-down of $50,000 on an other real estate owned ("OREO") property.

  Income Tax Expense

        The Company recorded income tax expense of $19.2 million for 2010, compared to $13.4 million for 2009. This represented total effective tax rates of 40.9% and 40.5%, respectively. The higher tax rates were due primarily to a lower portion of taxable income being earned by the Company's investment securities subsidiaries, lesser amounts of tax-exempt income from municipal debt securities and, in 2010, the non-deductibility of a substantial portion of the professional fees incurred related to the pending First Ipswich Bancorp acquisition. Income on investment securities is subject to a lower rate of state taxation than the rate on income earned by the Company and its other subsidiaries.

Financial Condition

  Loans

        The following table sets forth the comparison of the Company's loan portfolio in dollar amounts and in percentages by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$748,321	27.66%	$564,275	25.21%	$524,567	24.41%	$460,730	22.06%	$369,293	19.71%
Multi-family	481,192	17.79	420,782	18.80	374,695	17.44	328,752	15.74	309,203	16.50
Construction	40,775	1.51	18,195	0.81	18,161	0.84	30,221	1.45	23,094	1.23

Total commercial real estate loans	1,270,288	46.96	1,003,252	44.82	917,423	42.69	819,703	39.25	701,590	37.44

Commercial loans:
Commercial	150,811	5.57	96,735	4.32	93,673	4.36	78,252	3.75	71,246	3.80
Equipment financing	245,020	9.06	203,816	9.11	165,671	7.71	147,427	7.06	141,675	7.56
Condominium association	46,927	1.73	42,399	1.89	37,453	1.74	36,924	1.77	31,803	1.70

Total commercial loans	442,758	16.36	342,950	15.32	296,797	13.81	262,603	12.58	244,724	13.06

Auto loans	560,450	20.72	541,053	24.17	541,003	25.18	597,231	28.60	594,332	31.71

Consumer loans:
Residential mortgage	349,419	12.92	287,499	12.85	336,319	15.65	362,454	17.36	294,391	15.71
Home equity	76,527	2.83	58,621	2.62	51,054	2.38	42,118	2.02	35,110	1.87
Other consumer	5,772	0.21	4,966	0.22	6,245	0.29	3,979	0.19	3,909	0.21

Total consumer loans	431,718	15.96	351,086	15.69	393,618	18.32	408,551	19.57	333,410	17.79

Total loans	2,705,214	100.00%	2,238,341	100.00%	2,148,841	100.00%	2,088,088	100.00%	1,874,056	100.00%

Deferred loan origination costs:
Auto loans	12,900		12,636		12,960		15,349		15,445
Equipment financing loans	1,098		1,202		1,009		752		824
Other loans	1,609		1,359		1,485		1,362		571

Total loans, net	$2,720,821		$2,253,538		$2,164,295		$2,105,551		$1,890,896

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

        It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $25.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2011, one borrower had aggregate loans outstanding of $30.3 million that were approved by the Executive Committee of the Board of Directors. Including that borrower, there were 64 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2011. The cumulative total of those loans was $700.3 million or 47.7% of loans outstanding in the commercial real estate and commercial loan segments (excluding equipment financing loans).

        The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

  Commercial Real Estate Loans

        This segment, which is comprised of commercial real estate, multi-family mortgage and construction loans, is the largest segment in the Company's loan portfolio and represented 47.0% of total loans outstanding (excluding deferred loan origination costs) at December 31, 2011. Typically, commercial real estate loans are larger in size and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is usually dependent on the successful operation and management of the properties and the value of the properties securing the loans. Economic conditions can greatly affect cash flows and property values.

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

        Frequently, commercial real estate and multi-family mortgage loans are originated for terms of five to ten years with an amortization period of twenty to twenty-five years. Many of the loans are priced at inception on a fixed rate basis generally for periods ranging from two to seven years. To reduce interest-rate risk, occasionally the Company partially funds such loans by borrowings from the FHLBB on a fixed-rate basis for periods that approximate the fixed-rate terms of the loans. Generally, a yield maintenance fee is collected when a fixed-rate loan is paid off prior to its maturity.

        Brookline Bank's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of Brookline Bank's activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of Brookline Bank's borrowers have more than one multi-family or commercial real estate loan outstanding with Brookline Bank.

        Over 99% of the commercial real estate loans outstanding at December 31, 2011 were secured by properties located in New England. The commercial real estate portfolio at that date was comprised primarily of loans secured by apartment buildings ($431.8 million), retail stores ($236.6 million), office buildings ($178.3 million), industrial properties ($117.4 million) and mixed use properties ($94.4 million).

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

        Historically, construction and development lending has been a modest part of the Company's loan originations. At December 31, 2011, construction loans equaled $40.8 million, or 1.5% of total loans outstanding (excluding deferred loan origination costs) at that date.

  Commercial Loans

        This segment is comprised of commercial loans, equipment financing loans and condominium association loans and represented 16.4% of total loans outstanding (excluding deferred loan origination costs) at December 31, 2011. Growth in commercial loans over the past few years has resulted from the hiring of officers with extensive experience in commercial lending.

        The Company provides commercial banking services to companies in its market area. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed rate basis referenced on the FHLBB index.

        Credit extensions are made to established businesses on the basis of an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business. The Company also participates in U.S. Government programs such as the Small Business Administration (the "SBA") in both the 7A program and as a SBA preferred lender.

        The equipment financing portfolio is comprised primarily of loans to finance coin-operated laundry, dry cleaning and convenience store equipment and businesses. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States of America. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. In some instances, the life of a loan can extend to ten years.

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

        The yields earned on equipment financing loans are higher than those earned on commercial loans made by Brookline Bank because they involve a higher degree of credit risk. Its customers are typically small-business owners who operate with limited financial resources and who are more at risk when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets.

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

  Auto Loans

        This loan segment represented 20.7% of total loans outstanding (excluding deferred loan origination costs) at December 31, 2011. The reduction in auto loans in 2009 resulted from lower loan originations as the auto industry experienced lower sales and lenders affiliated with auto manufacturers offered loan terms at low rates which the Company chose not to match.

        The loans are for the purchase of automobiles (both new and used) and light-duty trucks primarily to individuals, but also to corporations and other organizations. The loans are originated through dealerships and assigned to the Company. The vice president responsible for auto lending must approve the application of any dealer with whom the Company does business. The Company does business with over 200 dealerships located primarily in Massachusetts, but also in Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed periodically for application quality, the ratio of loans approved to applications submitted and loan performance.

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

        The application processing system statistically grades each application according to score ranges. Depending on the data received, an application is either approved or denied automatically or submitted to a credit underwriter for review. Credit underwriters may override system-designated approvals. Loans approved by the underwriters must meet criteria guidelines established in the Company's loan policy. Credit profile measurements such as debt-to-income ratios, payment-to-income ratios and loan-to-value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan-to-value ratios, the Company considers auto loans to be essentially credits that are less than fully collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

        While the Company's auto loan policy permits the aggregate amount of loans with credit scores of less than 660 to comprise as much as 15% of loans outstanding, at December 31, 2011, loans with credit scores below 660 were in fact 3.8% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 748. See the subsection "Provision for Credit Losses" appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom auto loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

        Auto loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company's loan policy. The rate paid by a borrower usually differs with the "buy rate" earned by the Company. A significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the "spread." Most of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in entirety within 90 days of the loan origination date, the dealer must pay the remainder of unamortized spread to the Company. If a loan is repaid after 90 days, the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

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

  Consumer Loans

        This segment is comprised of residential mortgage loans, home equity loans and other consumer loans and represented 16.0% of total loans outstanding (excluding deferred loan origination costs) at December 31, 2011. Residential mortgage loans equaled 12.9% of total loans outstanding at that date. In 2010 and 2009, the Company decided to reduce its origination of residential mortgage loans due to aggressive competitor pricing.

        The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four-family residences. Generally, fixed-rate residential mortgage loans with maturities beyond ten years are not maintained in the Company's loan portfolio. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Appraisals are performed by outside independent fee appraisers. In general, the Company follows guidelines established by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association ("FNMA").

        Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens.

        Other consumer loans at December 31, 2011 equaled 0.2% of all loans outstanding (excluding deferred loan origination costs) at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

  Loan Maturities and Repricing

        The following table shows the contractual maturity and repricing dates of the Company's loans at December 31, 2011. The table does not include projected prepayments or scheduled principal amortization.

	At December 31, 2011
	Commercial Real Estate and Multi- Family Mortgage	Construction	Commercial	Auto	Residential Mortgage	Home Equity	Other Consumer	Total
	(In Thousands)
Amounts due:
Within one year	$376,518	$38,618	$215,310	$114,909	$86,112	$76,527	$5,465	$913,459

After one year:
More than one year to three years	291,397	2,157	119,378	247,498	71,158	—	237	731,825
More than three years to five years	237,024	—	69,282	198,043	146,348	—	70	650,767
More than five years to ten years	117,888	—	34,284	—	29,145	—	—	181,317
More than ten years	206,686	—	4,504	—	16,656	—	—	227,846

Total due after one year	852,995	2,157	227,448	445,541	263,307	—	307	1,791,755

Total amount due	$1,229,513	$40,775	$442,758	$560,450	$349,419	$76,527	$5,772	2,705,214

Add (deduct):
Deferred loan origination costs:
Auto loans								12,900
Equipment financing loans								1,098
Other loans								1,609

Net loans								$2,720,821

        The following table sets forth at December 31, 2011 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed	Adjustable	Total
	(In Thousands)
Commercial real estate and multi-family	$384,727	$468,268	$852,995
Construction	2,157	—	2,157
Commercial	184,194	43,254	227,448
Auto	445,541	—	445,541
Residential	39,450	223,857	263,307
Other consumer	307	—	307

Total loans	$1,056,376	$735,379	$1,791,755

Allowance for Loan Losses

        The allowance for loan losses is management's estimate of probable known and inherent credit losses in the loan portfolio. The manner in which the allowance is established is based on judgments, assumptions and estimates that are difficult, complex and subjective. Use of different judgments, assumptions and estimates could result in material differences in the Company's operating results or financial condition. Accordingly, the policies that govern the Company's assessment of the allowance for loan losses are considered "Critical Accounting Policies" and are discussed under that heading appearing elsewhere herein.

        The following table sets forth activity in the Company's allowance for loan losses for the years presented in the table.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance at beginning of year	$29,695	$31,083	$28,296	$24,445	$23,024
Provision for loan losses	3,956	3,796	9,880	11,593	6,681
Charge-offs:
Commercial real estate	30	1,100	318	—	—
Commercial	42	—	—	65	—
Equipment financing	731	1,182	1,177	1,339	1,319
Auto	2,076	3,818	6,529	7,410	4,645
Residential	—	27	—	—	165
Home equity	—	110	—	—	—
Other consumer	12	24	15	23	17

Total charge-offs	2,891	6,261	8,039	8,837	6,146

Recoveries:
Commercial real estate	—	5	4	4	4
Commercial	5	—	—	—	—
Equipment financing	325	202	113	346	217
Auto	605	840	821	739	657
Other consumer	8	30	8	6	8

Total recoveries	943	1,077	946	1,095	886

Net charge-offs	(1,948)	(5,184)	(7,093)	(7,742)	(5,260)

Balance at end of year	$31,703	$29,695	$31,083	$28,296	$24,445

        The liability for unfunded credit commitments, which is included in other liabilities, was $764,000 at December 31, 2011 and $1.1 million at December 31, 2010. During the year ended December 31, 2011, the liability for unfunded credit commitments decreased by $325,000 to reflect changes in the estimate of loss exposure associated with credit commitments.

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

	At December 31,
	2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$9,936	31.34%	27.66%	$8,235	27.73%	25.21%	$8,335	26.81%	24.41%
Multi-family	4,459	14.06	17.79	3,691	12.43	18.80	3,378	10.87	17.44
Construction	1,082	3.41	1.51	472	1.59	0.81	734	2.36	0.84
Commercial	1,505	4.75	5.57	1,237	4.16	4.32	1,796	5.78	6.10
Equipment financing	4,128	13.02	9.06	3,744	12.61	9.11	3,057	9.83	7.71
Condominium association(A)	364	1.15	1.73	312	1.05	1.89
Auto	5,604	17.68	20.72	6,952	23.41	24.17	8,479	27.28	25.18
Residential	828	2.61	12.92	977	3.29	12.85	1,026	3.30	15.65
Home equity	696	2.20	2.83	611	2.06	2.62	587	1.89	2.38
Other consumer	53	0.17	0.21	50	0.17	0.22	62	0.20	0.29
Unallocated	3,048	9.61	—	3,414	11.50	—	3,629	11.68	—

Total	$31,703	100.00%	100.00%	$29,695	100.00%	100.00%	$31,083	100.00%	100.00%

(A)
The allowance for condominium association loans was included in commercial loans in years prior to 2010.

	At December 31,
	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$7,094	25.07%	22.06%	$5,867	24.00%	19.71%
Multi-family	3,354	11.85	15.74	3,152	12.89	16.50
Construction	604	2.14	1.45	462	1.89	1.23
Commercial	1,645	5.81	5.52	1,615	6.61	5.50
Equipment financing	2,577	9.11	7.06	2,427	9.93	7.56
Auto	7,937	28.05	28.60	5,662	23.16	31.71
Residential	1,085	3.83	17.36	883	3.61	15.71
Home equity	421	1.49	2.02	351	1.44	1.87
Other consumer	40	0.14	0.19	39	0.16	0.21
Unallocated	3,539	12.51	—	3,987	16.31	—

Total	$28,296	100.00%	100.00%	$24,445	100.00%	100.00%

        See Note 7 of the Notes to Consolidated Financial Statements appearing elsewhere herein for a description of how management determines the balance of the allowance for loan losses for each segment and class of loans.

Non-Performing Assets

        The following table sets forth information regarding non-performing assets, restructured loans and the allowance for loan losses:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Nonaccrual loans:
Commercial real estate	$—	$—	$2,000	$2,318	$—
Multi-family	1,380	964	935	—	—
Construction	—	2,475	—	—	—

Total commercial real estate	1,380	3,439	2,935	2,318	—
Commercial	—	—	—	—	—
Equipment financing	1,925	2,478	1,915	2,641	2,265
Condominium association	15	—	—	—	—

Total commercial loans	1,940	2,478	1,915	2,641	2,265
Indirect Auto	111	158	187	468	427
Residential	1,327	1,363	789	632	29
Home equity	98	25	407	—	—
Other consumer	10	—	—	—	9

Total consumer loans	1,435	1,388	1,196	632	38
Acquired loans	2,664	—	—	—	—

Total nonaccrual loans	7,530	7,463	6,233	6,059	2,730

Repossessed vehicles and equipment	421	703	1,430	2,036	2,152
Other real estate owned	845	—	—	100	517

Total non-performing assets	$8,796	$8,166	$7,663	$8,195	$5,399

Restructured loans	$5,205	$4,946	$3,898	$3,358	$887

Allowance for loan losses as a percent of total loans	1.17%	1.32%	1.44%	1.34%	1.29%
Non-performing loans as a percent of total loans	0.28	0.33	0.29	0.29	0.14
Non-performing assets as a percent of total assets	0.27	0.30	0.29	0.31	0.22

        Loans are placed on nonaccrual status either when reasonable doubt exists as to the full timely collection of interest and principal or generally when a loan becomes past due 90 days. Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) were granted due to a borrower's financial condition.

        At December 31, 2011 and 2010, loans past due 90 days or more and still on accrual amounted to $4.8 million and $5.9 million, respectively. The loans were comprised of commercial real estate loans, multi-family mortgage loans and commercial loans that matured and the borrowers continued to make their regular principal and interest payments as if their loans had been renewed when, if fact, the renewals had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

        Non-performing assets include other real estate owned resulting from foreclosures of properties securing mortgage loans or acceptance of a deed in lieu of foreclosure, repossessed vehicles resulting from non-payment of amounts due under auto loans and repossessed equipment resulting from non-payment of amounts due under equipment financing loans. Other real estate owned and repossessed vehicles and equipment are recorded at estimated fair value less costs to sell.

        Nonaccrual loans at December 31, 2011 included three multi-family mortgage loans, five residential mortgage loans, and two home equity loans. Acquired loans on nonaccrual included one commercial real estate loan, one construction loan, one residential mortgage loan and one home equity loan. Loss exposure related to the loans on nonaccrual is not considered to be significant and has been recognized through the establishment of reserves included in the allowance for loan losses. However, if the local and regional real estate market does not improve, additions to the allowance for loan losses could become necessary.

        The equipment financing and auto loans on nonaccrual are comprised of several loans. See the subsection "Provision for Credit Losses" appearing elsewhere herein for information about delinquencies and net charge-offs in the equipment financing and auto loan portfolios.

        The decline in repossessed vehicles over the past three years was due primarily to improvements in the quality of the auto loan portfolio resulting from application of stricter underwriting criteria commencing in the second half of 2007. The increase in repossessed vehicles in 2007 was attributable to an increase in borrowers who were unable to make required loan payments and weaker demand for repossessed vehicles at dealer auctions. The increases in repossessed equipment in 2008 and 2007 were attributable to a rise in the number of Equipment financing borrowers who were unable to make required loan payments. The decline in repossessed equipment in 2010 and 2009 resulted from more aggressive collection efforts.

        At December 31, 2011, restructured loans included $1.9 million of equipment financing loans and $2.0 million of residential mortgage loans; at December 31, 2010, restructured loans included $1.6 million of equipment financing loans and $3.4 million of residential mortgage loans. Restructured loans are loans where the maturity date was extended and/or interest rates were reduced to drop required monthly payments to more manageable amounts for the borrowers.

Investment Securities

        The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in Thousands)
Securities available for sale:
Debt securities:
GSEs	$92,402	$93,069	$152,036	$151,765	$100,762	$100,683
Municipal obligations	1,250	1,303	750	791	750	788
Auction-rate municipal obligations	2,700	2,490	3,200	2,965	3,700	3,130
Corporate obligations	41,490	41,354	42,367	43,552	32,868	33,664
Trust preferred securities	3,928	3,003	3,945	3,169	4,011	3,150
GSE CMOs	2,961	3,025	1,297	1,305	22,218	22,518
GSE MBS	68,181	71,504	97,146	100,561	124,808	127,481
Private-label collateralized mortgage obligations	366	378	—	—	—	—
SBA commercial loan asset-backed securities	443	443	—	—	—	—

Total debt securities	213,721	216,569	300,741	304,108	289,117	291,414
Marketable equity securities	834	862	366	432	793	1,609

Total securities available for sale	214,555	217,431	301,107	304,540	289,910	293,023
Net unrealized gains on securities available for sale	2,876	—	3,433	—	3,113	—

Total securities available for sale, net	$217,431	$217,431	$304,540	$304,540	$293,023	$293,023

Securities held to maturity:
Mortgage-backed securities issued by U.S. Government-sponsored enterprises	$—	$—	$—	$—	$112	$121

Total securities held to maturity	$—	$—	$—	$—	$112	$121

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$37,914		$35,960		$35,960
Federal Reserve Stock	994		—		—
Massachusetts Savings Bank Life
Insurance Company stock	253		253		253
Other stock	122		122		122

Total restricted equity securities	$39,283		$36,335		$36,335

        The investment securities portfolio exists for earnings generation in the form of interest and dividend income, liquidity, interest-rate risk management, asset diversification and tax planning. Securities available for sale are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity concentrations and regulatory capital requirements.

        The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis.

  U.S. Government-Sponsored Enterprises

        Debt securities of U.S. Government-sponsored enterprises ("GSEs") include obligations issued by FNMA, the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. None of those obligations is backed by the full faith and credit of the U.S. Government.

        In 2007, most of the Company's investment purchases were debt securities issued by GSEs with maturities primarily in the 18- month to 30- month range. The Company concentrated on acquiring debt securities with short maturities to reduce interest-rate risk during a period of uncertainty as to the direction of interest rates. As GSEs experienced rising losses and capital erosion in 2008, especially FNMA and Freddie Mac, the Company decided to stop purchasing debt securities issued by them. In 2009, the Company recommenced the purchase of GSE debt securities. At December 31, 2011, issuers of GSE debt securities with an estimated fair value of approximately $93.1 million had the right to call or prepay the obligations.

  Municipal Obligations and Auction-Rate Municipal Obligations

        The Company owned only one remaining municipal obligation at December 31, 2011; it was rated "AA+" by a rating firm at that date and matures on August 1, 2014.

        Auction-rate municipal obligations are debt securities issued by municipal, county and state entities that are generally repaid from revenue sources such as hospitals, transportation systems, student education loans and property taxes. The securities are not obligations of the issuing government entity. The obligations are variable-rate securities with long-term maturities whose interest rates are set periodically through an auction process. The auction period typically ranges from seven days to 35 days. The reduction in the amount invested in such obligations during the last three years resulted from redemptions at par by issuers.

        The auction-rate obligations owned by the Company were rated "AAA" at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. In the 2008 first quarter, public disclosures indicated that certain third-party insurers were experiencing financial difficulties and, therefore, might not be able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

        Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at December 31, 2011 was $2.5 million, or $210,000 less than their face value. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

  Corporate Obligations

        In 2009, the Company increased its investment in corporate obligations in order to diversify its investment portfolio and improve the overall yield on investments. The corporate debt securities owned at December 31, 2011 will mature primarily within one year.

  Trust Preferred Securities

        Trust preferred securities ("PreTSLs") that were acquired several years ago represent investment instruments comprised of a pool of trust preferred securities that are debt obligations issued by a number of financial institutions and insurance companies. The investment instruments can be segregated into tranches (segments) that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2011, the Company owned two pools of trust preferred securities, PreTSL VI and PreTSL XXVIII LTD.

        The book value of PreTSL VI was $141,000 at December 31, 2011. Two of the issuers, representing 64% of the pool were in default and have deferred regularly scheduled interest payments. Due to the lack of an orderly market for this security, based on an analysis of projected cash flows, $69,000 was charged to earnings in 2009 and an additional $49,000 was charged to earnings in 2010. As of December 31, 2011, the fair value of this security was estimated to be $75,000 based on analytical modeling taking into consideration a range of factors normally found in an orderly market. The unrealized loss of $66,000 on this security was not considered to be an other-than-temporary impairment loss because projected cash flows exceeded the book value of the security.

        The book value of PreTSL XXVIII was $931,000 at December 31, 2011 and the estimated fair value (based on factors similar to those used to value the security mentioned in the preceding paragraph) was $644,000 at that date. The unrealized loss of $287,000 was not considered to be an other-than-temporary impairment loss because the security is rated investment grade, the Company has first priority to future cash redemptions and over 34% of the issuers in the pool would have to default before recovery of the Company's investment could be in doubt. None of the 56 issuers comprising the pool represent more than 4% of the entire pool. Eighteen issuers representing approximately 14% of the remaining aggregate investment pool at December 31, 2011 were in default and have deferred regularly scheduled interest payments at that date.

        At December 31, 2011, the aggregate book value of other trust preferred securities owned by the Company was $2.9 million and the aggregate market value was $2.3 million. The aggregate unrealized loss on these securities of $600,000 was not considered to be an other-than-temporary impairment loss because of the financial soundness and prospects of the issuers and the Company's ability and intent to hold the securities for a period of time to recover the unrealized losses.

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

        Investments in mortgage related securities issued and guaranteed by U.S. Government-sponsored enterprises generally do not entail significant credit risk. Such investments, however, are susceptible to significant interest rate and cash flow risks when actual cash flows from the investments differ from cash flows estimated at the time of purchase. Additionally, the market value of such securities can be affected adversely by market changes in interest rates. Prepayments that are faster than anticipated may shorten the life of a security and result in the accelerated expensing of any premiums paid, thereby reducing the net yield earned on the security. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining interest rates, refinancing generally increases and accelerates the prepayment of underlying mortgages and the related security. Such an occurrence can also create reinvestment risk because of the unavailability of other investments with a comparable rate of return in relation to the nature and maturity of the alternative investment. Conversely, in a rising interest-rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the higher market rates of interest.

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

        Mortgage securities acquired in 2009 and 2008 were purchased mostly because of their higher yield in relation to other investment possibilities and their guarantee by the issuing U.S. Government-sponsored enterprises. In 2009, $72.6 million of mortgage-backed securities were sold to reduce the Company's investment concentration in mortgage-backed securities and to use the proceeds to prepay high rate funds borrowed from the FHLBB.

  Marketable Equity Securities

        At December 31, 2011, the Company owned marketable equity securities with a fair value of $862,000, including net unrealized gains of $28,000.

  Restricted Equity Securities

        At December 31, 2011, the Company owned stock in the FHLBB with a carrying value of $37.9 million. At December 31, 2011, the FHLBB had total assets of $50 billion and total capital of $3.5 billion, of which $398.1 million was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2011 and, based on the most recent information available, was classified as "adequately capitalized" by its regulator. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere herein for further information about the FHLBB.

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio at the date indicated.

	At December 31, 2011
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
Debt securities:
GSEs	$15,220	1.35%	$73,841	0.95%	$—	0.00%	$4,008	1.99%	$93,069	1.06%
Municipal obligations(1)	—	—	1,102	5.21	201	7.76	—	—	1,303	5.60
Auction-rate municipal obligations(1)	—	—	—	—	475	0.96	2,015	0.79	2,490	0.82
Corporate obligations	30,092	3.33	11,262	2.61	—	—	—	—	41,354	3.11
GSE CMOs	—	—	61	4.74	230	3.53	2,734	3.60	3,025	3.62
GSE MBS	530	4.57	12,365	3.90	54,713	3.53	3,896	3.36	71,504	3.59
Private-label collateralized mortgage obligations	—	—	—	—	—	—	378	6.21	378	6.21
Trust preferred securities	—	—	—	—	—	—	3,003	4.52	3,003	4.52
SBA commercial loan asset-backed securities	—	—	36	2.10	168	1.57	239	0.85	443	1.22

Total debt securities	45,842	2.67	98,667	1.57	55,787	3.70	16,273	2.83	216,569	2.44

Marketable equity securities									862	5.18

Total securities available for sale									217,431	2.45
Restricted equity securities:
FHLBB stock									37,914	0.30
FRB stock									994	6.00
Massachusetts Savings Bank Life
Insurance Company stock(1)									253	—
Other stock									122	—

Total restricted equity securities(1)									39,283	0.44

Total securities	$45,842	2.67%	$98,667	1.57%	$55,787	3.70%	$16,273	2.83%	$256,714	2.14%

(1)
The yields have been calculated on a tax equivalent basis.

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

        The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposits are obtained predominantly from customers in the communities in which the Company's banking offices are located. Deposits are also gathered via the internet. The Company relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

        The following table presents the deposit mix (excluding brokered deposits) of the Company for the year ends indicated.

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Demand checking accounts	$225,284	$109,108	$85,044
NOW accounts	110,220	120,599	100,946
Savings accounts	164,744	114,258	94,883
Money market savings accounts	946,411	675,328	519,601

Total transaction deposit accounts	1,446,659	1,019,293	800,474

Certificates of deposit accounts	805,672	791,606	833,213

Total deposits	$2,252,331	$1,810,899	$1,633,687

        In 2011, transaction deposit accounts increased $427.4 million, or 41.9%, and certificates of deposit (excluding brokered deposits) increased $14.0 million, or 1.8% primarily driven by organic growth of 12.1% and the $212.2 million of additional deposits from the First Ipswich Bancorp acquisition. In 2010, transaction deposit accounts increased $218.8 million, or 27.3%, and certificates of deposit (excluding brokered deposits) decreased $41.6 million, or 5.0%. In 2009, transaction deposit accounts increased $258.4 million, or 47.7%, and certificates of deposit (excluding brokered deposits) increased $47.4 million, or 6.0%. The Company believes the growth in deposits and the shift in the mix of deposits in 2010 and 2009 were due in part to expansion of its cash management capabilities, more effort in seeking deposits from existing customer relationships and the desire of certain depositors to place their funds in a stronger capitalized financial institution and in more liquid accounts. A rise in interest rates could cause a shift from transaction deposit accounts to certificates of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on transaction deposit accounts.

        The Company obtained $78.1 million of brokered certificates of deposit in 2006 and used the funds primarily to pay off some of the higher rate borrowed funds of Eastern Funding that were outstanding at the time of the Company's acquisition of a controlling interest in Eastern Funding. Brokered deposits were used as a source of funds because the interest rates payable on those deposits were lower than the interest rates the Company would have had to pay if the Company had obtained funds from other borrowing sources. There have been no brokered deposits since the end of 2009.

        The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
NOW accounts	$126,950	6.01%	0.17%	$107,713	6.29%	0.14%
Savings accounts	157,578	7.47	0.60	103,752	6.06	0.78
Money market savings accounts	830,780	39.38	0.92	610,253	35.65	1.07
Non-interest-bearing demand checking accounts	181,078	8.58	—	97,504	5.70	—

Total transaction deposit accounts	1,296,386	61.44	0.68	919,222	53.70	0.82

Certificates of deposit (excluding brokered deposits) by original maturity:
Six months or less	75,459	3.58	0.62	177,266	10.36	1.30
Over six months through 12 months	613,702	29.09	1.28	503,182	29.40	1.76
Over 12 months through 24 months	47,768	2.26	1.46	50,339	2.94	1.94
Over 24 months	76,541	3.63	2.59	61,664	3.60	2.91

Total certificates of deposit (excluding brokered deposits) by original maturity:	813,470	38.56	1.35	792,451	46.30	1.76

Total average deposits (excluding brokered deposits)	$2,109,856	100.00%	0.94%	$1,711,673	100.00%	1.25%

	Year Ended December 31, 2009
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
NOW accounts	$90,490	6.10%	0.19%
Savings accounts	91,622	6.18	1.01
Money market savings accounts	381,746	25.75	1.50
Non-interest-bearing demand checking accounts	75,569	5.10	—

Total transaction deposit accounts	639,427	43.13	1.07

Certificates of deposit (excluding brokered deposits) by original maturity:
Six months or less	277,400	18.71	2.20
Over six months through 12 months	444,777	30.00	3.02
Over 12 months through 24 months	79,489	5.36	3.46
Over 24 months	41,508	2.80	3.62

Total certificates of deposit (excluding brokered deposits) by original maturity:	843,174	56.87	2.82

Total average deposits (excluding brokered deposits)	$1,482,601	100.00%	2.06%

Total average brokered deposits	$7,908		5.36%

        At December 31, 2011, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$73,191	1.20%
Over three months through six months	72,461	1.20
Over six months through 12 months	136,378	1.13
Over 12 months	72,916	1.69

	$354,946	1.28%

Borrowed Funds

        The Company utilizes advances from the FHLBB to fund part of its loan growth and in connection with its management of the interest-rate sensitivity of its assets and liabilities. The advances are secured by a blanket security agreement which requires the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. At December 31, 2011, the Company had $498.6 million in outstanding advances from the FHLBB and had the capacity to borrow an additional $215.1 million from the FHLBB.

        In 2011, the Company acquired repurchased agreements for $8.3 million at December 31, 2011. In 2010, the Company purchased federal funds on an overnight basis and at December 31, 2010, it had $13.0 million of such borrowings.

        The following table sets forth certain information regarding funds borrowed from the FHLBB and from federal funds purchased for the dates indicated:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$422,128	$425,277	$626,904
Maximum amount outstanding at any month end during the year	506,919	465,509	727,784
Balance outstanding at end of year	506,919	388,569	468,766
Weighted average interest rate during the year	2.51%	3.09%	3.63%
Weighted average interest rate at end of year	2.22	2.66	3.22

Stockholders' Equity, Dividends and Capital Resources

        Stockholders' equity was $503.6 million at the end of 2011, representing increases from $495.4 million at the end of 2010 and $487.3 million at the end of 2009. The reduction in 2009 was due primarily to the payment to stockholders of an extra dividend of $0.20 per share.

        At December 31, 2011, the Company, Brookline Bank and First Ipswich exceeded all regulatory capital requirements. The Company's Tier 1 capital was $450.5 million, or 14.4% of adjusted assets. Brookline Bank's Tier I capital was $273.4 million, or 9.6% of adjusted assets. First Ipswich's Tier 1 capital was $26.9 million, or 9.9% of adjusted assets. The minimum required Tier I capital ratio is 4.00%.

Off-Balance Sheet Arrangements

        Brookline Bank and First Ipswich enter into stand-by letters of credit. The effect of such activity on the Company's financial condition and results of operations is immaterial.

Contractual Obligations

        A summary of contractual obligations at December 31, 2011 by the expected payment period follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In Thousands)
Borrowed funds from the FHLBB	$177,550	$174,201	$51,102	$95,717	$498,570
Loan commitments(1)	417,989	—	—	—	417,989
Occupancy lease commitments(2)	2,463	5,284	4,233	6,055	18,035
Service provider contracts(3)	11,304	12,461	10,564	3,914	38,243
Retirement benefit obligations	33	71	84	256	444

	$609,339	$192,017	$65,983	$105,942	$973,281

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

Liquidity and Capital Resources

        Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

        The Company's primary sources of funds are deposit inflows, principal and interest payments on loans and debt securities, sales of securities from the available for sale portfolio and borrowings from the FHLBB. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

        Based on its monitoring of historic deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. While deposits grew significantly in 2011 and 2010, growth in 2012 will depend on several factors, including the strength of the economy, the interest-rate environment and competitor pricing.

        The Company utilizes advances from the FHLBB to fund growth and to manage part of the interest-rate sensitivity of its assets and liabilities. Generally, borrowings from the FHLBB result in more interest expense than would be incurred if growth was funded solely by deposits. Advances outstanding from the FHLBB increased to $498.6 million at the end of 2011 as compared to $375.6 million at the end of 2010 due to the inclusion of $15 million in FHLBB advances from the First Ipswich Bancorp acquisition. FHLBB advances decreased from $468.8 million at the end of 2009 and $375.6 million at the end of 2010 as the Company used part of its deposit growth and proceeds from the sale of mortgage-backed securities to pay off borrowings. At December 31, 2011, the Company had a combined capacity to borrow up to an additional $279.5 million in from the FHLBB and FRB.

        The Company's most liquid assets are cash and due from banks, short-term investments and debt securities that generally mature within 90 days. At December 31, 2011, such assets amounted to $106.3 million, or 3.2% of total assets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss from adverse changes in market prices and/or interest rates. Since net interest income is the Company's primary source of revenue, interest-rate risk is the most significant non-credit related market risk to which the Company is exposed.

        The Company's Asset/Liability Committee, comprised of several members of senior management, is responsible for managing interest-rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest-rate risk, liquidity and capital. The Committee reviews with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on the Company's operating results, the Company's interest-rate risk position and the effect subsequent changes in interest rates could have on the Company's future net interest income. The Committee is involved in the planning process as well as in the monitoring of pricing for the Company's loan and deposit products.

        The Committee manages interest-rate risk through a variety of methods, including the use of both earnings simulation and gap analysis. Earnings simulation is based on actual cash flows and assumptions of management about future changes in interest rates over both short term and long term horizons, including levels of activity (loan originations, loan prepayments and deposit flows). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest-rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management's assumptions ("Base Case") is compared to net interest income projections based on an immediate shift of 200 basis points upward and only 100 basis points downward (due to current interest-rate environment)in the first year of the model ("Interest-rate Shock"). The following table indicates the estimated impact on net interest income over a one year period under scenarios of a 200 basis points change upward or 100 basis point downward as a percentage of Base Case earnings projections.

Changes in Interest Rates (Basis Points)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	1.88%
+100 over one year	1.20%
Base Case	—
-100 over one year	0.83%

        The Company's interest-rate risk policy states that an immediate 200 basis points change upward or downward should not negatively impact estimated net interest income over a one year period by more than 15%.

        The results shown above are based on the assumption that there are no significant changes in the Company's operating environment and that short-term interest rates will remain at current levels for all of 2012. Further, in the case of the 100 basis points downward adjustment, it was assumed that it would not be possible to reduce the rates paid on certain deposit accounts by 100 basis points. Instead, it was assumed that NOW and savings accounts would remain at current levels, money markets would be reduced by 15 to 25 basis points and certificates of deposit would be reduced by 25 to 45 basis points. There can be no assurance that the assumptions used will be validated in 2012.

        Gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates. GAP analysis has limitations because it cannot measure the effect of interest-rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities.

        Generally, it is the Company's policy to reasonably match the rate sensitivity of its assets and liabilities. The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period.

        The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2011.

	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Five Years	More Than Five Years to Ten Years	More Than Ten Years	Total
	(Dollars in Thousands)
Interest-earning assets:(1)
Short-term investments	$34,092	$—	$—	$—	$—	$—	$34,092
Weighted average rate	0.16%	—	—	—	—	—	0.16%
Debt securities(2)	95,294	79,025	21,694	10,824	4,534	2,350	213,721
Weighted average rate	2.79%	1.68%	2.00%	3.58%	3.60%	4.88%	2.38%
Commercial real estate loans(3)	474,625	170,921	174,629	230,673	157,239	62,201	1,270,288
Weighted average rate	4.71%	5.47%	5.34%	5.39%	5.97%	5.35%	5.21%
Commercial loans(3)	212,325	59,814	59,564	69,282	34,284	7,489	442,758
Weighted average rate	5.90%	8.23%	7.92%	7.95%	6.74%	3.19%	6.83%
Auto loans(3)	141,642	131,749	122,568	164,491	—	—	560,450
Weighted average rate	5.28%	5.12%	4.85%	4.33%	—	—	4.87%
Consumer loans(3)	222,532	73,409	53,749	72,995	8,607	426	431,718
Weighted average rate	3.88%	4.51%	4.67%	4.38%	3.69%	5.61%	4.17%

Total interest-earning assets	1,180,510	514,918	432,204	548,265	204,664	72,466	2,953,027
Weighted average rate	4.53%	4.98%	5.31%	5.23%	5.95%	5.11%	4.97%

Interest-bearing liabilities:(1)
NOW accounts	36,740	36,740	36,740	—	—	—	110,220
Weighted average rate	0.18%	0.18%	0.18%	—	—	—	0.18%
Savings accounts	54,914	54,915	54,915	—	—	—	164,744
Weighted average rate	0.40%	0.40%	0.40%	—	—	—	0.40%
Money market savings accounts	946,411	—	—	—	—	—	946,411
Weighted average rate	0.83%	—	—	—	—	—	0.83%
Certificates of deposit(3)	639,553	113,289	19,740	33,090	—	—	805,672
Weighted average rate	1.15%	1.40%	2.23%	2.28%	—	—	1.26%
Borrowed funds(3)	186,805	143,993	31,871	52,851	87,226	4,173	506,919
Weighted average rate	1.63%	2.34%	2.30%	1.94%	3.29%	4.78%	2.22%

Total interest-bearing liabilities	1,864,423	348,937	143,266	85,941	87,226	4,173	2,533,966
Weighted average rate	0.99%	1.50%	1.02%	2.07%	3.29%	4.78%	1.19%

Interest sensitivity gap(4)	$(683,913)	$165,981	$288,938	$462,324	$117,438	$68,293	$419,061

Cumulative interest sensitivity gap	$(683,913)	$(517,932)	$(228,994)	$233,330	$350,768	$419,061

Cumulative interest sensitivity gap as a percentage of total assets	(20.73)%	(15.70)%	(6.94)%	7.07%	10.63%	12.70%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(23.16)%	(17.54)%	(7.75)%	7.90%	11.88%	14.19%

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

        Interest rates paid on NOW accounts, savings accounts and money market savings accounts are subject to change at any time and such deposits are immediately withdrawable. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the FRB adjusted its benchmark federal funds rate. Because of this lack of correlation and the unlikelihood that such deposits would be withdrawn immediately, the Company allocates money market savings accounts between the "one year or less" and the "more than one year to two years" columns and NOW accounts and savings accounts equally over those two columns and the "more than two years to three years" column in its gap position table.

        At December 31, 2011, interest-earning assets maturing or repricing within one year amounted to $1.181 billion and interest-bearing liabilities maturing or repricing within one year amounted to $1.864 billion, resulting in a cumulative one-year negative gap position of $684 million, or 20.73% of total assets. At December 31, 2010, the Company had a cumulative one-year negative gap position of $310 million, or 11.4% of total assets. The change in the cumulative one-year gap position from the end of 2010 resulted primarily from the increase of money market savings accounts due to historically low interest rates and the shortening of maturities of borrowings from the FHLBB, as the Company replaces them with core deposits.

        The Company's cumulative positive interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from approximately $515 million, or 18.9%, of total assets at December 31, 2010 to $648 million, or 19.6%, of total assets at December 31, 2011.

  Other Market Risks

        Included in the Company's investment portfolio at December 31, 2011 were marketable equity securities with a market value of $862,000. That amount includes net unrealized gains of $28,000. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

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

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Wednesday, May 9, 2012 ("2012 Proxy Statement").

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Wednesday, May 9, 2012 ("2012 Proxy Statement"). The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Wednesday, May 9, 2012 ("2012 Proxy Statement").

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Wednesday, May 9, 2012 ("2012 Proxy Statement").

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Wednesday, May 9, 2012 ("2012 Proxy Statement").

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Wednesday, May 9, 2012 ("2012 Proxy Statement").

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
4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 to a previously filed Registration Statement)*
10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to a previously filed Registration Statement)**
10.2	Form of Change in Control Agreement, as amended (incorporated by reference to the Form 8-K filed on March 11, 2008)
10.3	Reserved
10.4	Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 to a previously filed Registration Statement)**
10.4.1	Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed on February 28, 2007)

Exhibit	Description
10.4.2	Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.4.3	2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to the Form 8-K filed on December 18, 2008)
10.5	Amended Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 23, 2000 and Exhibit 10.6 to Form 10-Q filed on November 14, 2000)
10.6	Sixth and Seventh Amendment to Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2002)
10.7	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 16, 2010)
10.8	Amendment to Employment Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 3, 2006)
10.9	Amended and Restated Employee Stock Ownership Plan effective January 1, 2006 and adopted June 15, 2006 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 2, 2006)
10.10	Reserved
10.11
Retirement Agreement by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck dated December 23, 2010 (incorporated by reference to Exhibit 10.11 to Form 8-K filed on December 27, 2010)
11	Statement Regarding Computation of Per Share Earnings
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)
21	Subsidiaries of the Registrant—This information is presented in Part I, Item 1. "Business—General" of this Report.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Exhibit	Description
101	The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements.

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

Date: February 27, 2012	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT Paul A. Perrault President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer) Date: February 27, 2012	By:	/s/ JULIE A. GERSCHICK Julie A. Gerschick, Chief Financial Officer (Principal Financial and Accounting Officer) Date: February 27, 2012
By:	/s/ DAVID C. CHAPIN David C. Chapin, Director Date: February 27, 2012	By:	/s/ CHARLES H. PECK Charles H. Peck, Director Date: February 27, 2012
By:	/s/ JOHN J. DOYLE, JR. John J. Doyle, Jr., Director Date: February 27, 2012	By:	/s/ JOSEPH J. SLOTNIK Joseph J. Slotnik, Chairman and Director Date: February 27, 2012
By:	/s/ JOHN A. HACKETT John A. Hackett, Director Date: February 27, 2012	By:	/s/ ROSAMOND B. VAULE Rosamond B. Vaule, Director Date: February 27, 2012
By:	/s/ JOHN L. HALL, II John L. Hall, II, Director Date: February 27, 2012	By:	/s/ PETER O. WILDE Peter O. Wilde, Director Date: February 27, 2012
By:	/s/ THOMAS J. HOLLISTER Thomas J. Hollister, Director Date: February 27, 2012	By:	/s/ BOGDAN NOWAK Bogdan Nowak Director Date: February 27, 2012
By:	/s/ MERRILL W. SHERMAN Merrill W. Sherman Director Date: February 27, 2012

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

        Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

        Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ JULIE A. GERSCHICK
Paul A. Perrault	Julie A. Gerschick
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

        We have audited Brookline Bancorp, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brookline Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Brookline Bancorp, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

                                                                                             /s/ KPMG LLP

Boston, Massachusetts
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brookline Bancorp, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
February 27, 2012

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$72,204	$18,451
Short-term investments	34,092	47,457

Total cash and cash equivalents	106,296	65,908

Investment securities available for sale (amortized cost of $214,555 and $301,107, respectively)	217,431	304,540
Restricted equity securities	39,283	36,335

Total securities	256,714	340,875

Loans	2,720,821	2,253,538
Allowance for loan losses	(31,703)	(29,695)

Net loans	2,689,118	2,223,843

Premises and equipment, net	38,495	11,126
Deferred tax asset	12,681	10,206
Goodwill	45,799	43,241
Identified intangible assets, net of accumulated amortization of $12,651 and $11,081, respectively	5,214	1,871
Other real estate owned and repossessed assets, net	1,266	703
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	112,983	—
Other assets	30,447	22,769

Total assets	$3,299,013	$2,720,542

LIABILITIES AND EQUITY
Deposits	$2,252,331	$1,810,899
Overnight and short-term borrowings	8,349	13,000
Other borrowed funds	498,570	375,569
Mortgagors' escrow accounts	6,513	5,843
Accrued expenses and other liabilities	26,248	17,283

Total liabilities	2,792,011	2,222,594

Commitments and contingencies
Equity:
Brookline Bancorp, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 64,597,180 shares and 64,445,389 shares issued, respectively	644	644
Additional paid-in capital	525,171	524,515
Retained earnings, partially restricted	39,993	32,357
Accumulated other comprehensive income	1,963	2,348
Treasury stock, at cost, 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP, 378,215 shares and 424,422 shares, respectively	(2,062)	(2,314)

Total Brookline Bancorp, Inc. stockholders' equity	503,602	495,443
Noncontrolling interest in subsidiary	3,400	2,505

Total equity	507,002	497,948

Total liabilities and equity	$3,299,013	$2,720,542

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands except share data)

	Year Ended December 31,
	2011	2010	2009
Interest income:
Loans	$133,938	$123,247	$129,044
Debt securities	6,297	7,601	10,590
Short-term investments	105	100	328
Marketable and restricted equity securities	195	44	94

Total interest income	140,535	130,992	140,056

Interest expense:
Deposits (excluding brokered deposits)	19,757	21,420	30,592
Brokered deposits	—	—	425
Borrowed funds and subordinated debt	10,579	13,147	22,739

Total interest expense	30,336	34,567	53,756

Net interest income	110,199	96,425	86,300
Provision for credit losses	3,631	3,796	9,780

Net interest income after provision for credit losses	106,568	92,629	76,520

Non-interest income:
Fees, charges and other income	5,653	3,038	2,810
Loss from investments in affordable housing projects	(671)	—	—
Penalty from prepayment of borrowed funds	—	(1,468)	(2,292)
Gain on sales of securities	80	834	1,985
Loss on impairment of securities	—	(49)	(818)
Non-credit loss on impairment of securities	—	—	74

Total non-interest income	5,062	2,355	1,759

Non-interest expense:
Compensation and employee benefits	30,789	22,935	20,557
Occupancy	6,138	4,588	4,077
Equipment and data processing	9,144	7,518	7,258
Professional services	5,375	3,718	2,494
FDIC insurance	1,746	1,674	2,853
Advertising and marketing	1,376	1,224	997
Amortization of identified intangible assets	1,570	1,224	1,488
Write-down of other real estate owned	719	—	50
Other	6,068	5,306	5,357

Total non-interest expense	62,925	48,187	45,131

Income before income taxes	48,705	46,797	33,148
Provision for income taxes	19,886	19,156	13,413

Net income	28,819	27,641	19,735
Less net income attributable to noncontrolling interest in subsidiary	1,219	769	535

Net income attributable to Brookline Bancorp, Inc.	$27,600	$26,872	$19,200

Earnings per common share:
Basic	$0.47	$0.46	$0.33
Diluted	0.47	0.46	0.33
Weighted average common shares outstanding during the year:
Basic	58,633,627	58,578,599	58,370,569
Diluted	58,636,431	58,583,185	58,407,467

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$28,819	$27,641	$19,735

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit loss on impairment of securities	(488)	1,143	2,640
Non-credit gain (loss) on impairment of securities	11	(38)	(80)

Net unrealized securities holding gains (losses) before income taxes	(477)	1,105	2,560
Income tax (expense) benefit	177	(404)	(938)

Net unrealized securities holding gains (losses)	(300)	701	1,622

Adjustment of accumulated obligation for postretirement benefits	(57)	(88)	(30)
Income tax benefit	23	37	14

Net adjustment of accumulated obligation for postretirement benefits	(34)	(51)	(16)

Net unrealized gains (losses)	(334)	650	1,606

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	80	834	1,985
Impairment loss on securities	—	(49)	(818)
Non-credit loss on impairment of securities	—	—	74
Income tax expense	(29)	(282)	(451)

Net securities gains included in net income	51	503	790

Net other comprehensive income (loss)	(385)	147	816

Comprehensive income	28,434	27,788	20,551
Net income attributable to noncontrolling interest in subsidiary	(1,219)	(769)	(535)

Comprehensive income attributable to Brookline Bancorp, Inc.	$27,215	$27,019	$20,016

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
Year Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
Balance at December 31, 2008	$637	$518,712	$38,092	$1,385	$(62,107)	$(2,850)	$493,869	$1,798	$495,667
Net income attributable to Brookline Bancorp, Inc.	—	—	19,200	—	—	—	19,200	—	19,200
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	535	535
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(333)	(333)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	106	106
Other comprehensive income	—	—	—	816	—	—	816	—	816
Common stock dividends of $0.54 per share	—	—	(31,431)	—	—	—	(31,431)	—	(31,431)
Payment of dividend equivalent rights	—	—	(441)	—	—	—	(441)	—	(441)
Exercise of stock options (1,249,542 shares)	6	3,096	—	—	—	—	3,102	—	3,102
Expense of stock options granted	1	231	—	—	—	—	232	—	232
Income tax benefit from vesting of recognition and retention plan shares, exercise of non- incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	—	1,334	—	—	—	—	1,334	—	1,334
Compensation under recognition and retention plans	—	143	—	—	—	—	143	—	143
Common stock held by ESOP committed to be released (50,157 shares)	—	220	—	—	—	273	493	—	— 493

Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Year Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423
Net income attributable to Brookline Bancorp, Inc.	—	—	26,872	—	—	—	26,872	—	26,872
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	769	769
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111
Other comprehensive income	—	—	—	147	—	—	147	—	147
Common stock dividends of $0.34 per share	—	—	(19,935)	—	—	—	(19,935)	—	(19,935)
Expense of stock options granted	—	291	—	—	—	—	291	—	291
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	130	—	—	—	—	130	—	130
Compensation under recognition and retention plans	—	139	—	—	—	—	139	—	139
Common stock held by ESOP committed to be released (48,182 shares)	—	219	—	—	—	263	482	—	— 482

Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Year Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948
Net income attributable to Brookline Bancorp, Inc.	—	—	27,600	—	—	—	27,600	—	27,600
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,219	1,219
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(585)	(585)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	102	102
Minority owners interest in deferred tax asset related to subsidiary	—	—	—	—	—	—	—	159	159
Other comprehensive loss	—	—	—	(385)	—	—	(385)	—	(385)
Common stock dividends of $0.34 per share	—	—	(19,964)	—	—	—	(19,964)	—	(19,964)
Expense of stock options granted	—	47	—	—	—	—	47	—	47
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	79	—	—	—	—	79	—	79
Compensation under recognition and retention plans	—	364	—	—	—	—	364	—	364
Common stock held by ESOP committed to be released (46,207 shares)	—	166	—	—	—	252	418	—	— 418

Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$27,600	$26,872	$19,200
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,219	769	535
Provision for credit losses	3,631	3,796	9,780
Nonaccretable discount recognized as interest income	(100)	—	—
Origination of loans to be sold	(46,555)	(40,815)	(16,948)
Proceeds from loans sold	41,295	40,815	16,948
Depreciation and amortization of bank premises and equipment	2,061	1,590	1,543
Amortization of securities premiums and discounts, net	2,344	2,171	1,217
Amortization of deferred loan origination costs, net	9,775	9,416	9,348
Amortization of identified intangible assets	1,570	1,224	1,488
Net amortization (accretion) of acquisition fair value adjustments	758	(11)	(1,692)
Gain on sales of securities	(80)	(834)	(1,985)
Loss on impairment of securities	—	49	744
Write-down of other real estate owned	719	—	50
Write-down of repossessed assets	150	243	476
Compensation under recognition and retention plans	364	139	143
Release of ESOP shares	418	482	493
Deferred income taxes	784	(113)	2,678
(Increase) decrease in:
Other assets	(3,426)	(4,234)	(5,865)
Increase (decrease) in:
Income taxes payable	—	(1,115)	1,115
Accrued expenses and other liabilities	1,869	240	(3,115)

Net cash provided from operating activities	44,396	40,684	36,153

Cash flows from investing activities:
Proceeds from sales of securities available for sale	124	2,537	74,140
Proceeds from principal repayments of securities available for sale	145,374	181,326	128,204
Proceeds from principal repayments of securities held to maturity	—	26	49
Purchase of securities available for sale	(45,179)	(196,308)	(201,620)
Net increase in loans	(273,394)	(103,837)	(73,420)
Acquisition, net of cash and cash equivalents acquired	5,792	—	—
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	(112,983)	—	—
Purchase of restricted equity securities	(182)	—	—
Purchase of bank premises and equipment	(19,910)	(2,095)	(2,079)
Sales of other real estate owned	1,711	—	50

Net cash used for investing activities	(298,647)	(118,351)	(74,676)

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$273,693	$218,819	$258,422
Increase (decrease) in certificates of deposit (excluding brokered deposits)	(44,734)	(41,607)	47,422
Decrease in brokered deposits	—	—	(26,381)
Proceeds from Federal Home Loan Bank of Boston advances	3,973,549	276,400	11,814,240
Repayment of Federal Home Loan Bank of Boston advances	(3,865,689)	(369,579)	(12,082,863)
Proceeds from payment of federal funds purchased	(13,000)	13,000	—
Repayment of subordinated debt	(13,000)	—	—
Decrease in other borrowings	4,018	—	—
Increase (decrease) in mortgagors' escrow accounts	123	(95)	283
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distributions on allocated ESOP shares	79	130	1,334
Proceeds from exercise of stock options	—	—	3,102
Expense of stock options granted	47	291	232
Payment of dividends on common stock	(19,964)	(19,935)	(31,431)
Payment of dividend equivalent rights	—	—	(441)
Payment of dividends to owners of noncontrolling interest in subsidiary	(585)	(481)	(333)
Proceeds from issuance of units of ownership to minority owners of subsidiary	102	111	106

Net cash provided from (used for) financing activities	294,639	77,054	(16,308)

Net increase (decrease) in cash and cash equivalents	40,388	(613)	(54,831)
Cash and cash equivalents at beginning of year	65,908	66,521	121,352

Cash and cash equivalents at end of year	$106,296	$65,908	$66,521

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest on deposits, borrowed funds and subordinated debt	$32,029	$35,014	$55,203
Income taxes	20,607	20,333	8,095
Supplemental disclosures of non-cash investing activities:
Transfer from loans to other real estate owned	$2,536	$—	$—
Transfer of securities from held to maturity to available for sale	—	86	—
Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$246,186	$—	$—
Liabilities assumed	251,978	—	—

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters

Overview

        Brookline Bancorp, Inc. (the "Company") is a Delaware-chartered savings and loan holding company (within the meaning of the Home Owners' Loan Act) and the parent of Brookline Bank, a federally-chartered stock savings institution, and The First National Bank of Ipswich ("First Ipswich"), a federally-chartered bank (collectively referred to as the "Banks") and Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

        Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. ("BBS") and Longwood Securities Corp. ("Longwood"), and its 84.8% owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates twenty full-service banking offices in Brookline and the greater Boston metropolitan area. First Ipswich, which includes its wholly-owned subsidiaries; First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area. The Banks' activities include acceptance of commercial business and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts, origination of commercial loans to small and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiary, Eastern Funding, which is based in New York City.

        The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). The Banks are supervised, examined and regulated by the Office of the Comptroller of the Currency ("OCC"). The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

Basis of Financial Statement Presentation

        The Company's consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") as set forth by the Financial Accounting Standards Board (FASB) in its Accounting Standards Codification and through the rules and interpretive releases of the SEC under the authority of federal securities laws. Certain amounts previously reported have been reclassified to conform to the current year's presentation.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

        In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Actual results could differ from those estimates based upon changing conditions, including economic conditions, and future events. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, the determination of fair market values of assets and liabilities, the review of goodwill and intangibles for impairment, income tax accounting and status of contingencies.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

Cash and Cash Equivalents

        For purposes of reporting asset balances and cash flows, cash and cash equivalents includes cash on hand and due from banks (including cash items in process of clearing), interest-bearing deposits with banks, federal funds sold, money market mutual funds and other short-term investments with original maturities of three months or less.

Investment Securities

  Unrestricted

        Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available for sale are carried at estimated fair value with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss.

        Interest and dividends on securities are recorded on the accrual method. Premiums and discounts on securities are amortized or accreted into interest income by the level-yield method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities and collateralized mortgage obligations ("CMOs"). These estimates of prepayment assumptions are made based upon the actual performance of the underlying security, current interest rates, the general market consensus regarding changes in mortgage interest rates, the contractual repayment terms of the underlying loans, the priority rights of the investors to the cash flows from the mortgage securities and other economic conditions. When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield been applied since purchase, with a corresponding charge or credit to interest income.

        Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and are recorded in non-interest income.

        Management evaluates securities for other-than-temporary impairment on a periodic basis. Factors considered in determining whether an impairment is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

  Restricted Securities

        The Company owns investments in the stock of the Federal Reserve Bank of Boston ("FRB") and the Federal Home Loan Bank of Boston ("FHLBB"). No ready market exists for these stocks, and they have no quoted market values. FRB stock is redeemable at par; therefore, market value equals cost. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances.

Loans

        Loans the Company originates for portfolio, and for which it has the intent and ability to hold to maturity, are reported at amortized cost, inclusive of deferred loan origination fees and expenses, less unadvanced funds due borrowers on loans and the allowance for loan losses.

        Interest income on loans originated for portfolio is accrued on unpaid principal balances as earned. Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method. Deferred loan origination costs include payments to dealers originating indirect automobile loans. The difference between the rate charged by a dealer to originate an indirect automobile loan and the "buy rate," or the rate earned by the Company, is referred to as the "spread." The computed dollar value of the spread paid to a dealer is amortized as a charge to income over the life of the loan on a level-yield basis. Deferred amounts are recognized for fixed-rate loans over the contractual life of the loans and for adjustable-rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at origination date. If a loan is prepaid, the unamortized portion of the loan origination costs, including those indirect auto-related costs not subject to rebate from the dealer, is charged to income.

        Loans acquired at a net premium are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan losses. Credit discounts representing losses of unpaid loan principal balances expected over the life of the loans are included in the determination of fair value. The fair-market valuation of loans acquired at a premium is amortized into interest income on a level-yield basis over the life of the loan. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses are similar to originated loans.

        Loans acquired at a net discount are initially recorded at fair value without a carryover of the related allowance for loan losses. Fair value is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then applying a market-based discount rate to those cash flows. The excess of the undiscounted expected cash flows at the acquisition date over the estimated fair value is referred to as the "accretable yield," which is recognized in interest income over the remaining lives of the acquired loans on a level-yield basis. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the "nonaccretable discount," which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable discount, with such amount reclassified as part of the accretable yield and subsequently recognized in interest income over

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

the remaining lives of the acquired loans on a level-yield basis if the amount and timing of future cash flows is reasonably estimable. Charge-offs on acquired loans are first applied to the nonaccretable discount and then to any allowance for loan losses recognized subsequent to acquisition.

        Management identifies and designates certain newly originated residential mortgage loans for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are including in the determination of the gain or loss on sale.

Non-Performing Loans

  Nonaccrual Loans

        Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been achieved.

  Impaired Loans

        A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller-balance, homogeneous loans that are evaluated collectively for impairment, such as auto, residential, home equity and other consumer loans are specifically excluded from the impaired loan portfolio except where the loan is classified as a troubled debt restructuring. The Company has defined the population of impaired loans to include nonaccrual loans and troubled debt restructured loans.

        The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent and its payment is expected solely based on the underlying collateral.

        Interest collected on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectability of principal. If management does not consider a loan ultimately collectible within an acceptable time frame, payments are applied as principal to reduce the loan balance. If full collection of the remaining recorded investment should subsequently occur, interest receipts are recorded as interest income on a cash basis.

  Troubled Debt Restructured Loans

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service any of its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.

        Modifications may include interest-rate reductions, short-term (defined as one year or less) changes in payment structure to interest-only payments, short-term extensions of the loan's original contractual term or, less frequently, principal forgiveness, interest capitalization, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Typically, troubled debt restructurings are placed on nonaccrual status and reported as non-performing loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms; however, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

        Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time of the loan agreement is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if they are in compliance with the modified terms.

Allowance for Loan Losses

        Additions to the allowance for loan losses are made by charges to the provision for loan losses. Losses on loans are deducted from the allowance when all or a portion of a loan is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.

        The allowance for loan losses consists of general, specific and unallocated reserves and reflects management's estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate, commercial, auto and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

  General Reserves

        General reserves related to loans collectively evaluated for impairment are determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates. Other relevant qualitative factors include, but are not limited to, historic levels and trends in loan charge-offs and recoveries, past due loans; risk-rated loans; classified loans and impaired loans; the pace of loan growth; underwriting policies and adherence to such policies; changes in credit concentration; the experience of lending personnel and management; trends in the economy and employment; business conditions; industry conditions; and political, legislative and regulatory changes.

  Specific Reserves

        The allowance for loan losses includes specific reserves on impaired loans. Specific valuation allowances are established for impaired loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. A specific valuation allowance for loan losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as deemed necessary.

  Unallocated Reserves

        Determination of this portion of the allowance is a subjective process. Management believes the unallocated allowance is an important component of the total allowance because it addresses the probable inherent risk of loss that exists in that part of the Company's loan portfolio with repayment terms extended over many years. It also helps to minimize the risk related to the margin of imprecision inherent with the estimation of the allocated components of the allowance. The Company has not allocated the unallocated portion of the allowance to the loan segments because such an allocation would imply a degree of precision that does not exist.

Non-Performing Assets

        In addition to non-performing loans, non-performing assets include other real estate owned ("OREO") and repossessed vehicles and equipment. OREO consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings. OREO and repossessed vehicles and equipment are recorded initially at estimated fair value less costs to sell. When such assets are acquired, the excess of the loan balance over the estimated fair value of the asset is charged to the allowance for loan losses. Such evaluations are based on an analysis of individual properties/ assets as well as a general assessment of current real estate market conditions. Holding costs and rental income on properties are included in current operations while certain costs to improve such properties are capitalized. Gains and losses from the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

sale of OREO and repossessed vehicles and equipment are reflected in non-interest expense when realized.

Premises and Equipment

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

        Costs related to internal-use software development projects that provide significant new functionality are capitalized. Internal-use software is software acquired, internally developed, or modified solely to meet the Company's needs and for which there is no plan to market the software externally. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight line basis over the remaining estimated life of the software. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs are expensed as incurred.

Goodwill and Other Acquisition-Related Intangible Assets

        For business combinations completed prior to January 1, 2009, the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Acquisition-related transaction costs were recorded as part of the acquisition cost and an allocated allowance for loan losses was recorded.

        For business combinations completed on or after January 1, 2009, assets and liabilities acquired in a business combination are recorded at face value as of the acquisition date. Acquisition-related transaction costs are expensed as incurred.

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

Securities Sold Under Agreements to Repurchase

        The Company enters into sales of securities under agreements to repurchase with the Banks' commercial customers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities pledged as collateral under agreements to repurchase are reflected as assets in the accompanying consolidated balance sheets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

Employee Benefits

        Costs related to Brookline Bank's 401(k) plan, supplemental executive retirement agreements and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits are recognized through comprehensive income in the year in which changes occur.

        Compensation expense for the Employee Stock Ownership Plan ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP.

        The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The fair value of restricted common stock awards and stock option grants is determined as of the grant date and is recorded as compensation expense over the period in which the shares of common stock and stock options vest.

Fair Value Measurements

        ASC 820-10, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. It is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

        A fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs is included in ASC 820. The fair value hierarchy is as follows:

          Level 1: Inputs are unadjusted quoted prices in active markets for assets and liabilities identical to those reported at fair value.

          Level 2: Inputs other than quoted prices included within Level 1, Level 2 inputs are observable either directly or indirectly. These inputs might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

          Level 3: Inputs are unobservable inputs for an asset or liability that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. These inputs are used to determine fair value only when observable inputs are not available.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

Earnings Per Common Share

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of unearned ESOP shares and unvested restricted stock. Diluted earnings per share is calculated after adjusting the denominator of the basic earnings per share calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method.

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

        The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2011.

Treasury Stock

        Common stock shares repurchased are recorded as treasury stock at cost.

Segment Reporting

        An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's primary business is banking, which provided substantially all of its total revenues and pre-tax income in 2011, 2010 and 2009. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Recent Accounting Pronouncements

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

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

        Disclosure of Supplementary Pro Forma Information for Business Combinations.    In December 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-29 as an amendment to standards related to business combinations (Topic 805) by (i) providing clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required when comparative financial statements are presented and (ii) requiring entities to provide a description of the nature and amount of material, non-recurring pro forma adjustments that are directly attributable to the business combination. For the Company, these amendments are effective for business combinations for which the acquisition date is on or after January 1, 2011. The adoption did not have a material impact on its consolidated financial statements. The required disclosures have been provided in Note 2.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

        A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.    In April 2011, the FASB issued ASU 2011-02 as an amendment to the Receivables—Troubled Debt Restructurings by Creditors topic (Topic 310) of the ASC. This amendment clarifies a creditor's determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. This amendment became effective for periods beginning after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption. Adoption of this standard did not have a material effect on the Company's consolidated financial statements.

        Reconsideration of Effective Control for Repurchase Agreements.    In April 2011, the FASB issued ASU 2011-03. The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

        Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and International Financial Reporting Standards.    In May 2011, the FASB issued ASU No. 2011-04. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS.").The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurements requirements. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04, in 2012, is not expected to have a material impact on the Company's financial statements.

        Presentation of Comprehensive Income.    In June 2011, the FASB issued ASU No. 2011-05. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. Given that the adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements, the required disclosures have been provided in the Consolidated Statements of Comprehensive Income.

        Intangibles—Goodwill and Other (Topic 350).    In September 2011, the FASB issued ASU No. 2011-08. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies and Related Matters (Continued)

reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company implemented the provisions of ASU 2011-08 in 2011. The adoption of ASU No. 2011-08 did not have a material impact on the Company's financial statements.

        Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.    During December 2011, the FASB issued ASU No. 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company is currently assessing the impact on the Company's financial statements and will implement the provisions of ASU 2011-11 as of January 1, 2013.

(2) Acquisitions (Dollars in thousands unless otherwise noted)

Mystic Financial, Inc. ("Mystic")

        On January 7, 2005, the Company acquired all of the outstanding common shares of Mystic, the holding company of Medford Co-operative Bank ("Medford"). Goodwill resulting from the acquisition was $35,615. A core deposit intangible asset of $11,841 recognized at the time of the acquisition is being amortized over nine years on an accelerated basis using the sum-of-the-digits method. Amortization of the core deposit intangible in the years ended December 31, 2011, 2010 and 2009 amounted to $789, $1,052 and $1,316, respectively. Amortization expense in the coming years ending December 31 will be $526 in 2012 and $263 in 2013.

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

        As part of the merger, a member agreement was entered into which specifies the conditions under which the Company or the minority-interest owners can buy or sell their ownership interests in Eastern Funding, and how the price of such purchases and sales is to be determined. The minority-interest owners may not sell or transfer their interests to anyone other than the Company except for family-related transfers permitted under the member agreement. During the five-year period ending April 12, 2011, the chief executive officer of Eastern Funding was required to purchase additional units of interest in Eastern Funding depending on the magnitude of annual cash distributions of Eastern Funding's earnings and permitted to make discretionary purchases of additional units at book value as defined in the member agreement. The units of interest purchased resulted in an increase in total minority-interest ownership to 15.2% at December 31, 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(2) Acquisitions (Dollars in thousands unless otherwise noted) (Continued)

        Goodwill of $7,626 and identified intangible assets of $668 for the estimated value of Eastern Funding's customer list and $442 for the estimated value of the employment agreements with three executive officers were recognized at the time of the acquisition. The values assigned to the customer list and the employment agreements are being amortized over eight years and five years, respectively, on a straight-line basis. Amortization of the identified intangible assets was $106 for the year ended December 31, 2011 and $172 for each of the years ended December 31, 2010 and 2009. Amortization expense will be $84 in each of 2012 and 2013 and $21 in 2014. As of December 31, 2011, the employment contracts were fully amortized.

First Ipswich Bancorp

        On February 28, 2011 (the "Acquisition Date"), the Company acquired First Ipswich Bancorp, the bank holding company for First Ipswich. As part of the acquisition, First Ipswich Bancorp was effectively merged into the Company and no longer exists as a separate entity. First Ipswich, a commercial bank with six branches serving individuals and businesses on the north shore of eastern Massachusetts and in the Boston metropolitan area, continues to operate as a separate bank and has become a subsidiary of the Company.

        Total consideration paid in the acquisition consisted of approximately $19.7 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Acquisition Date and the Company's consolidated results of operations for the year ended December 31, 2011 include the results of First Ipswich since the Acquisition Date. Expenses relating to the transaction totaling $227 were recorded in professional services expense in the year ended December 31, 2011 and $663 in the year ended December 31, 2010. The revenue and net income of First Ipswich since the Acquisition Date included in the Company's consolidated statement of income for the year ended December 31, 2011 and the revenue and net income of the combined entity had the acquisition date been January 1, 2010 are as follows:

	Revenue	Net Income
First Ipswich—Actual for the ten months ended December 31, 2011	$11,562	$564
Supplemental pro forma:
Year ended December 31, 2011	$148,535	$27,550
Year ended December 31, 2010	$149,282	$24,692

        Supplemental pro forma net income for the year ended December 31, 2011 was adjusted to exclude $1,556 ($1,124 on an after-tax basis) of acquisition-related expenses incurred in that period and to include $254 ($149 on an after-tax basis) of net expense resulting from fair value adjustments. Pro forma net income for the year ended December 31, 2010 was adjusted to include $1,556 ($1,124 on an after-tax basis) of acquisition-related expenses and $1,614 ($949 on an after-tax basis) of net expense resulting from fair value adjustments. The goodwill represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the periods presented, nor is it indicative of future results for any other interim or full year period.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(2) Acquisitions (Dollars in thousands unless otherwise noted) (Continued)

        The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

Assets:
Cash and cash equivalents	$25,463
Investment securities	15,903
Restricted equity securities	2,766
Loans, net	203,119
Bank premises and equipment	9,618
Goodwill	2,558
Core deposit intangible	4,913
Deferred tax asset	2,978
Other assets	4,331

Total assets	$271,649

Liabilities:
Deposits	$212,235
Federal Home Loan Bank advances	15,247
Other borrowings	17,331
Other liabilities	7,165

Total liabilities	$251,978

Net assets acquired	$19,671

        A net deferred tax liability totaling $1,948 was established in connection with recording the related acquisition accounting adjustments (other than goodwill). Fair value adjustments to assets acquired and liabilities assumed are being amortized or accreted on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

        The core deposit intangible is being amortized over eleven years using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized. Amortization expense in the coming years ending December 31, 2012, 2013, 2014, 2015 and 2016 will be $745, $669, $592, $515 and $439, respectively.

        Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

        The acquired loans were recorded at fair value without carryover of First Ipswich's allowance for loan losses which amounted to $2,605 at the Acquisition Date. The fair value of the loans were determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(2) Acquisitions (Dollars in thousands unless otherwise noted) (Continued)

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

Federal Home Loan Bank Advances and Other Borrowings

        The fair value of advances from the Federal Home Loan Bank of Boston and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair value of subordinated debentures included in other borrowings was assumed to equal their carrying values since the Company intended to and did repay the debentures in the second quarter of 2011.

Bancorp Rhode Island, Inc.

        After the close of business on December 31, 2011, the Company acquired Bancorp Rhode Island, Inc., the bank holding company for Bank Rhode Island and subsidiaries ("BankRI"). BankRI is a commercial bank with 17 branches serving individuals and businesses in Rhode Island and nearby Massachusetts. As part of the acquisition, Bancorp Rhode Island, Inc. was effectively merged into the Company and no longer exists as a separate entity. The effective date of the transaction was January 1, 2012. Therefore, the Company's financial statements do not include amounts for BankRI as of or for the year ended December 31, 2011.

        In connection with the Bancorp Rhode Island acquisition, 11 million shares of the Company's common stock with a fair value of approximately $92.8 million were issued to Bancorp Rhode Island

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(2) Acquisitions (Dollars in thousands unless otherwise noted) (Continued)

shareholders. Cash paid to shareholders exclusive of stock compensation payouts was $113 million. The Company also assumed $13 million in subordinated debt from Bancorp Rhode Island, Inc.

(3) Cash and Short-Term Investments (In thousands unless otherwise noted)

        Banks are required to maintain average reserve balances in a noninterest-bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2011 and 2010, the average amount required to be held was $1.3 million and $1.3 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $8.6 million and $4.3 million at December 31, 2011 and 2010.

        Short-term investments are summarized as follows:

	December 31,
	2011	2010
GSE debt securities	$—	$25,294
Money market funds	22,881	20,601
Federal funds sold	11,211	1,562

	$34,092	$47,457

        Short-term investments are stated at cost which approximates market value. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with maturities of 90 days or less.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(4) Investment Securities (Dollars in thousands unless otherwise noted)

        Securities available for sale, and which management has the intent and ability to hold to maturity, are summarized below:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Debt securities:
GSEs	$92,402	$673	$6	$93,069
Municipal obligations	1,250	55	2	1,303
Auction-rate municipal obligations	2,700	—	210	2,490
Corporate obligations	41,490	400	536	41,354
Trust preferred securities	3,928	9	934	3,003
GSE CMOs	2,961	83	19	3,025
GSE MBS	68,181	3,338	15	71,504
Private-label collateralized mortgage obligations	366	22	10	378
SBA commercial loan asset-backed securities	443	1	1	443

Total debt securities	213,721	4,581	1,733	216,569
Marketable equity securities	834	28	—	862

Total securities available for sale	$214,555	$4,609	$1,733	$217,431

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Debt securities:
GSEs	$152,036	$465	$736	$151,765
Municipal obligations	750	41	—	791
Auction-rate municipal obligations	3,200	—	235	2,965
Corporate obligations	42,367	1,185	—	43,552
Trust preferred securities	3,945	12	788	3,169
GSE CMOs	1,297	8	—	1,305
GSE MBS	97,146	3,415	—	100,561

Total debt securities	300,741	5,126	1,759	304,108
Marketable equity securities	366	66	—	432

Total securities available for sale	$301,107	$5,192	$1,759	$304,540

        Debt securities of U.S. Government-sponsored enterprises ("GSEs") include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2011, none of those obligations are backed by the full faith and credit of the U.S. Government, except for GNMA MBS, SBA commercial loans, and CMOs with an estimated fair value of $1.8 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(4) Investment Securities (Dollars in thousands unless otherwise noted) (Continued)

        At December 31, 2011 and 2010, respectively, $156 million and $231 million of available for sale securities were pledged as collateral for repurchase agreements, current and future Federal Home Loan Bank of Boston ("FHLBB") borrowings, and future Federal Reserve "discount window" borrowings.

        Investment securities at December 31, 2011 and December 31, 2010 that have been in a continuous unrealized loss position for less than 12 months or 12 months or longer are as follows:

	December 31, 2011
	Less than 12 months		12 months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities:
GSEs	$4,026	$6	$—	$—	$4,026	$6
Municipal obligations	201	2	—	—	201	2
Auction-rate municipal obligations	—	—	2,490	210	2,490	210
Corporate obligations	10,703	536	—	—	10,703	536
Trust preferred securities:
With other-than-temporary impairment loss	—	—	75	66	75	66
Without other-than-temporary impairment loss	830	170	1,690	698	2,520	868
GSE CMOs	496	19	—	—	496	19
GSE MBS	1,712	15	—	—	1,712	15
Private-label collateralized mortgage obligations	93	10	—	—	93	10
SBA commercial loan asset-backed securities	59	1	—	—	59	1

Total temporarily impaired securities	$18,120	$759	$4,255	$974	$22,375	$1,733

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(4) Investment Securities (Dollars in thousands unless otherwise noted) (Continued)

	December 31, 2010
	Less than 12 months		12 months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities:
GSEs	$82,112	$736	$—	$—	$82,112	$736
Auction-rate municipal obligations	—	—	2,965	235	2,965	235
Corporate obligations	3,806	27	1,146	307	4,952	334
Trust preferred securities:
With other-than-temporary impairment loss	65	77	—	—	65	77
Without other-than-temporary impairment loss	—	—	573	377	573	377

Total temporarily impaired securities	$85,983	$840	$4,684	$919	$90,667	$1,759

        At December 31, 2011, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on all debt securities within the securities portfolio which have not had other-than-temporary impairment losses were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade except for $1.8 million of trust preferred securities.

        A summary of the portion of impairment loss on debt securities recognized in earnings for which a portion of the other-than-temporary impairment was not recognized in the years ended December 31, 2011 and 2010 follows:

	Year Ended December 31,
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(4) Investment Securities (Dollars in thousands unless otherwise noted) (Continued)

        The maturities of the investments in debt securities at December 31, 2011 are as follows:

	Available for Sale
	Amortized Cost	Estimated Fair Value
Within 1 year	$45,440	$45,842
After 1 year through 5 years	98,000	98,667
After 5 years through 10 years	53,114	55,787
Over 10 years	17,167	16,273

	$213,721	$216,569

        Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At December 31, 2011, issuers of debt securities with an estimated fair value of approximately $16.9 million had the right to call or prepay the obligations, the scheduled maturities of which were $7.8 million after one through five years, $0.5 million after five years though ten years and $8.6 million after ten years. Mortgage-backed securities and collateralized mortgage obligations are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.

        Write-downs and sales of investment securities are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Write-downs and sales of debt securities:
Write-downs	$—	$49	$69
Proceeds from sales	—	1,319	74,093
Gross gains from sales	—	43	1,971
Write-downs and sales of marketable equity securities:
Write-downs	—	—	675
Proceeds from sales	124	1,218	47
Gross gains from sales	80	791	14

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(5) Restricted Equity Securities and Other Investments (Dollars in thousands unless otherwise noted)

        Restricted equity securities are as follows:

	December 31,
	2011	2010
FHLBB stock	$37,914	$35,960
FRB stock	994	—
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	122	122

	$39,283	$36,335

        At December 31, 2011 and 2010, FHLBB stock is recorded at its carrying value, which management believes approximates its market value based upon the fact that dividends were resumed in 2011, albeit at lower payment rates. Additionally, at February 22, 2012, the FHLBB announced preliminary unaudited financial results for 2011. The FHLBB remains in compliance with all regulatory capital requirements, and has announced the repurchase of $250 million of capital stock and the continuation of dividends at 49 basis points, up from an average 30 basis points in 2011. At December 31, 2011, the Company's investment in FHLBB stock exceeded its required investment by $15.9 million.

        The FHLBB continues to declare modest dividends throughout 2012, but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB's private-label MBS or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(6) Loans (In thousands unless otherwise noted)

        A summary of loans follows:

	December 31,
	2011	2010
Commercial real estate loans:
Commercial real estate	$748,321	$564,275
Multi-family	481,192	420,782
Construction	40,775	18,195

Total commercial real estate loans	1,270,288	1,003,252

Commercial loans:
Commercial	150,811	96,735
Equipment financing	245,020	203,816
Condominium association	46,927	42,399

Total commercial loans	442,758	342,950

Auto loans:	560,450	541,053

Consumer loans:
Residential	349,419	287,499
Home equity	76,527	58,621
Other consumer	5,772	4,966

Total consumer loans	431,718	351,086

Total loans excluding deferred loan origination costs	2,705,214	2,238,341
Included in year-end loans were the following deferred loan origination costs:
Auto	12,900	12,636
Equipment financing	1,098	1,202
Other loans	1,609	1,359

Total loans	$2,720,821	$2,253,538

        The Company's lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island with the exception of equipment financing, approximately two-thirds of which is in the greater New York/New Jersey metropolitan area and northeastern states and approximately one-third of which is in other areas in the United States of America.

        At December 31, 2011, $5.3 million in residential mortgage loans held for sale were included in other assets. There were no loans held for sale at December 31, 2010.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(6) Loans (In thousands unless otherwise noted) (Continued)

Related Party Loans

        The Banks' authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks' capital. In addition, the extensions of credit in excess of certain limits must be approved by the Banks' Board of Directors. The following table summarizes the change in the total amounts of loans and advances, all of which were performing at December 31, 2011, to directors, executive officers and their affiliates during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$16,399	$16,053
Acquired loans	222	—
New loans granted during the year	288	605
Repayments	(481)	(259)

Balance at end of year	$16,428	$16,399

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted)

        A summary of the aggregate movements in the allowance for loan losses for the years indicated follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$29,695	$31,083	$28,296
Provision for loan losses	3,956	3,796	9,880
Charge-offs	(2,891)	(6,261)	(8,039)
Recoveries	943	1,077	946

Balance at end of year	$31,703	$29,695	$31,083

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

        The following tables present the changes in the allowance for loan losses and the recorded investment in loans by portfolio segment for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Auto	Consumer	Unallocated	Total
Balance at beginning of year	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Provision (credit) for loan losses	3,109	1,147	123	(57)	(366)	3,956
Charge-offs	(30)	(773)	(2,076)	(12)	—	(2,891)
Recoveries	—	330	605	8	—	943

Ending balance	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703

	Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Auto	Consumer	Unallocated	Total
Balance at beginning of year	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Provision (credit) for loan losses	1,046	1,420	1,451	94	(215)	3,796
Charge-offs	(1,100)	(1,182)	(3,818)	(161)	—	(6,261)
Recoveries	5	202	840	30	—	1,077

Ending balance	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

        The liability for unfunded credit commitments, which is included in other liabilities, was $764 at December 31, 2011 and $1,083 at December 31, 2010. During the year ended December 31, 2011, the liability for unfunded credit commitments decreased by $325 to reflect changes in the estimate of loss exposure associated with credit commitments. This decrease reduced the provision for loan losses to $3,631 at December 31, 2011. No credit commitments were charged off against the liability account in 2011, 2010 or 2009.

  Allowance for Loan Loss Methodology

        Management has established a methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type into the following pools: (1) commercial real estate loans, (2) commercial loans, (3) auto loans and (4) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into the following three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans are divided into the following three classes: commercial loans, equipment financing loans and loans to condominium associations. The auto loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

  Commercial Real Estate Loans

        At December 31, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial real estate mortgage loans—28%, multi-family mortgage loans—18% and construction loans—2%.

        Loans in this portfolio segment that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based primarily on historic loan loss experience and an assessment of internal and external factors. Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 27 years. The Company has a long history of low frequency of loss in these loan classes. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston metropolitan area and the effect the local economy could have on the collectability of those loans. While unemployment in the greater Boston metropolitan area is not as high as in other parts of the United States of America, it is nonetheless elevated in relation to historic trends. Further, the medical and education industries are major employers in the greater Boston metropolitan area. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston metropolitan area remains elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

        Other factors taken into consideration in establishing the allowance for loan losses for this class were the 27% rate of growth of loans outstanding in 2011, the increase in loans delinquent over 30 days from $5.7 million (0.57% of loans outstanding) at December 31, 2010 to $9.4 million (0.74%) at December 31, 2011, the addition of new loan officers and the increase in criticized loans from $7.2 million at December 31, 2010 to $31.6 million at December 31, 2011. For further discussion of criticized loans, see Credit Quality Assessment on page F-39.

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

  Commercial Loans

        At December 31, 2011, loans outstanding in the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: commercial loans—6%, equipment financing loans—9% and loans to condominium associations—2%.

        Loans in this portfolio segment that are on nonaccrual status and/or risk rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans, loss

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based on historic loan loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan charge-offs and recoveries by class covering 19 years for commercial loans, six years for equipment financing loans and twelve years for loans to condominium associations.

        Commercial loan losses have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. The risk characteristics described in the above subsection on commercial real estate loans regarding concentration of outstanding loans within the greater Boston metropolitan area and the status of the local economy are also applicable to the commercial loan and the condominium association loan classes. Until the economy improves sufficiently, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

        Regarding loans to condominium associations, loan proceeds are generally used for capital improvements and loan payments are generally derived from ongoing association dues or special assessments. While the loans are unsecured, associations are permitted statutory liens on condominium units when owners do not pay their dues or special assessments. Proceeds from the subsequent sale of an owner unit can sometimes be a source for payment of delinquent dues and assessments. Sales prices and the volume of sales of condominium units have remained depressed over the last two years. Accordingly, the risk of loss from loans to condominium associations has increased. These factors have been considered in determining the amount of allowance for loan losses established for this loan class.

        The Company's equipment financing loans are concentrated in the financing of coin-operated laundry, dry cleaning and convenience store equipment and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States of America. The loans are considered to be of higher risk because the borrowers are typically small business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan losses for this class were the 20% rate of growth of loans outstanding in 2011, the decrease in loans delinquent over 30 days from $2.9 million (1.43% of loans outstanding) at December 31, 2010 to $2.2 million (0.91%) at December 31, 2011, and the decrease in the total criticized loans from $11.1 million at December 31, 2010 to $6.9 million at December 31, 2011.

  Auto Loans

        At December 31, 2011, auto loans (excluding deferred loan origination costs) equaled 21% of the Company's total loan portfolio. Determination of the allowance for loan losses for this segment is based primarily on assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data is gathered on loan originations by year broken down into the following ranges of borrower credit scores: above 700, between 660 and 700, and below 660. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

        Due to rising delinquencies and charge-offs, as well as deterioration in the economy, underwriting criteria was tightened in the latter part of 2007 and 2008. As a result, the percent of loans made to borrowers with credit scores below 660 declined from 11.8% in 2007 to 5.1% in 2008, 2.5% in 2009 and 2.0% in 2010 before increasing to 3.8% in 2011. Despite continued economic weakness and high unemployment, net loan charge-offs declined from $5.7 million (1.00% of average loans outstanding) in 2009 to $3.0 million (0.55%) in 2010 and $1.5 million (0.26%) in 2011. This favorable trend was the primary reason for the reduction in the allowance for loan losses for this loan segment in 2011.

  Consumer Loans

        At December 31, 2011, loans outstanding within the three classes within this segment expressed as a percent of total loans outstanding (excluding deferred loan origination costs) were as follows: residential mortgage loans—13%, home equity loans—3% and other consumer loans—0.2%. Loans within the three classes that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

        Historically, losses in these classes have been low, although within the last year losses have resulted in a few instances resulting from economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston metropolitan area and the economic conditions in that area which were previously commented upon in the Commercial Real Estate Loans subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. Real estate values have declined appreciably in the past few years. Continuation of that trend as well as the level of unemployment in the greater Boston metropolitan area could cause certain borrowers to be unable to service their debt obligations.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

Credit Quality Information

        The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at December 31, 2011 by credit quality indicator.

	Commercial Real Estate	Multi- Family	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
Loan rating:
Pass	$663,977	$444,827	$36,081	$124,312	$239,043	$46,912	$5,292
Criticized	4,813	21,344	—	222	5,977	15	—
Acquired loans	79,531	15,021	4,694	26,277	—	—	480

	$748,321	$481,192	$40,775	$150,811	$245,020	$46,927	$5,772

	Auto		Residential	Home Equity
Credit score:		Loan-to-value ratio:
Over 700	$471,317	Less than 50%	$77,846	$26,923
661 - 700	68,074	50% - 69%	118,993	19,532
660 and below	21,059	70% - 79%	98,007	16,734

	$560,450	80% and over	15,705	3,455

		Acquired	38,868	9,883

			$349,419	$76,527

        The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding excluding deferred loan origination costs) at December 31, 2010 by credit quality indicator.

	Commercial Real Estate	Multi- Family	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
Loan rating:
Pass	$560,505	$419,818	$15,720	$92,828	$196,583	$42,399	$4,966
Criticized	3,770	964	2,475	3,907	7,233	—	—

	$564,275	$420,782	$18,195	$96,735	$203,816	$42,399	$4,966

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

	Auto		Residential	Home Equity
Credit score:		Loan-to-value ratio:
Over 700	$456,089	Less than 50%	$73,583	$23,722
661 - 700	60,421	50% - 69%	110,205	17,423
660 and below	24,543	70% - 79%	88,151	14,280

	$541,053	80% and over	15,560	3,196

			$287,499	$58,621

Credit Quality Assessment

  Commercial Real Estate, Commercial and Equipment Financing Loans

        The Company utilizes an eight-grade rating system in its evaluation of commercial real estate, commercial and equipment financing loans. At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel. Loans rated "pass" (risk ratings 1 through 4) are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. "Criticized" loans (risk ratings 5 through 8) include loans on watch, troubled debt restructured loans, loans on nonaccrual and other impaired loans. These loans have a higher likelihood of loss. Depending on the size of a loan, loss exposure is evaluated on a loan-by-loan basis.

  Auto Loans

        Credit score is the credit quality indicator used for auto loans. A borrower's credit score is generally a good indicator of capacity to pay a loan with the risk of loan loss increasing as credit scores decrease. The Company's loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores below 660. The breakdown of the amounts shown in the above table is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit score of certain borrowers may have deteriorated since the time the loan was originated.

  Consumer Loans

        The loan-to-value ratio is the credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at December 31, 2011 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at December 31, 2011 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established.

        Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the table. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at December 31, 2011. If the local economy weakens further, however, a rise in losses in those loan classes could occur.

Age Analysis of Past Due Loans

        The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) as of December 31, 2011.

	At December 31, 2011
	Past Due
							Loans Past Due Greater Than 90 Days and Accruing
	31 - 60 Days	61 - 90 Days	Greater Than 90 Days	Total	Current	Total Loans
Commercial real estate	$2,810	$—	$2,864	$5,674	$663,116	$668,790	$2,864
Multi-family	1,292	—	2,454	3,746	462,425	466,171	1,074
Construction	—	—	—	—	36,081	36,081	—
Commercial	42	57	647	746	123,788	124,534	647
Equipment financing	251	49	1,925	2,225	242,795	245,020	—
Condominium association	—	—	15	15	46,912	46,927	—
Auto	5,468	645	111	6,224	554,226	560,450	—
Residential	2,174	277	1,327	3,778	306,773	310,551	—
Home equity	124	—	98	222	66,421	66,643	—
Other consumer	36	2	10	48	5,244	5,292	—
Acquired loans	615	40	3,226	3,881	170,874	174,755	184

	$12,812	$1,070	$12,677	$26,559	$2,678,655	$2,705,214	$4,769

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

        The following is a table presenting an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding excluding deferred loan origination costs) as of December 31, 2010.

	At December 31, 2010
	Past Due
							Loans Past Due Greater Than 90 Days and Accruing
	31 - 60 Days	61 - 90 Days	Greater Than 90 Days	Total	Current	Total Loans
Commercial real estate	$363	$—	$2,575	$2,938	$561,337	$564,275	$2,575
Multi-family	1,017	—	1,753	2,770	418,012	420,782	1,753
Construction	—	—	—	—	18,195	18,195	—
Commercial	—	—	1,574	1,574	95,161	96,735	1,574
Equipment financing	1,264	1,062	595	2,921	200,895	203,816	—
Condominium association	—	20	—	20	42,379	42,399	—
Auto	6,999	447	158	7,604	533,449	541,053	—
Residential	761	—	—	761	286,738	287,499	—
Home equity	273	—	—	273	58,348	58,621	—
Other consumer	38	6	—	44	4,922	4,966	—

	$10,715	$1,535	$6,655	$18,905	$2,219,436	$2,238,341	$5,902

        Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Impaired Loans

        The following tables include the recorded investment and unpaid principal balances of impaired loans with the related allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans in the period reported.

	At December 31, 2011			Year Ended December 31, 2011
					Interest Income Recognized
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Total	Cash Basis
With no related allowance recorded:
Commercial real estate	$1,170	$1,170	$—	$177	$11	$—
Multi-family	1,380	1,380	—	1,239	53	53
Construction	352	590	—	1,418	55	55
Commercial	66	66	—	11	2	2
Equipment financing	3,260	3,982	—	2,922	92	—
Condominium association	15	15	—	5	—	—
Auto	111	111	—	100	—	—
Residential	3,043	3,043	—	3,691	156	32
Home equity	73	73	—	55	2	2
Other consumer	10	10	—	7	1	1

	9,480	10,440	—	9,625	372	145

With an allowance recorded:
Equipment financing	604	619	190	774	58	—
Residential	314	314	10	318	6	6
Home equity	25	25	25	25	1	1

	943	958	225	1,117	65	7

Total	$10,423	$11,398	$225	$10,742	$437	$152

Total:
Commercial real estate	2,902	3,140	—	2,834	119	108
Commercial	3,945	4,682	190	3,712	152	2
Auto	111	111	—	100	—	—
Consumer	3,465	3,465	35	4,096	166	42

	$10,423	$11,398	$225	$10,742	$437	$152

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

	At December 31, 2011			Year Ended December 31, 2011
					Interest Income Recognized
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Total	Cash Basis
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$3,400	$45	$—
Multi-family	964	964	—	965	50	50
Construction	2,475	3,275	—	2,475	—	—
Commercial	—	—	—	—	—	—
Equipment financing	2,883	3,893	—	3,420	246	—
Condominium association	—	—	—	—	—	—
Auto	158	158	—	154	—	—
Residential	4,403	4,403	—	5,430	152	29
Home equity	—	—	—	272	15	15
Other consumer	—	—	—	1	—	—

	10,883	12,693	—	16,117	508	94

With an allowance recorded:
Equipment financing	1,178	1,318	413	1,329	89	—
Residential	323	323	10	327	10	10
Home equity	25	25	25	135	1	1

	1,526	1,666	448	1,791	100	11

Total	$12,409	$14,359	$448	$17,908	$608	$105

Total:
Commercial real estate	3,439	4,239	—	6,840	95	50
Commercial	4,061	5,211	413	4,749	335	—
Auto	158	158	—	154	—	—
Consumer	4,751	4,751	35	6,165	178	55

	$12,409	$14,359	$448	$17,908	$608	$105

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

        The following table presents information regarding the Banks' impaired and non-impaired loans:

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Auto	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$190	$—	$35	$—	$225
Collectively evaluated for impairment	15,477	5,807	5,604	1,542	3,048	31,478

Total	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703

Loans
Individually evaluated for impairment	$2,902	$3,945	$111	$3,465	$—	$10,423
Collectively evaluated for impairment	1,168,492	412,536	560,339	379,021	—	2,520,388
Loans acquired with deteriorated credit quality	98,894	26,277	—	49,232	—	174,403

Total	$1,270,288	$442,758	$560,450	$431,718	$—	$2,705,214

	Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Auto	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$413	$—	$35	$—	$448
Collectively evaluated for impairment	12,398	4,880	6,952	1,603	3,414	29,247

Total	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

Loans
Individually evaluated for impairment	$3,439	$4,061	$158	$4,751	$—	$12,409
Collectively evaluated for impairment	999,813	338,889	540,895	346,335	—	2,225,932

Total	$1,003,252	$342,950	$541,053	$351,086	$—	$2,238,341

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Allowance for Loan Losses (Dollars in thousands unless otherwise noted) (Continued)

Nonaccrual Loans

        The unpaid balance of loans on nonaccrual by class as of December 31, 2011 and 2010 follows.

	December 31,
	2011	2010
Commercial real estate	$—	$—
Multi-family	1,380	964
Construction	—	2,475
Commercial	—	—
Equipment financing	1,925	2,478
Condominium association	15	—
Auto	111	158
Residential	1,327	1,363
Home equity	98	25
Other consumer	10	—
Acquired	2,664	—

Total	$7,530	$7,463

Troubled Debt Restructured Loans

        The following table sets forth information pertaining to troubled debt restructurings that occurred during the year ended December 31, 2011.

		Recorded Investment		Defaulted		Remodification
	Number of Loans	At Modification	At End of Period	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	3	$1,848	$1,823	—	$—	—	$—
Multi-family	2	1,754	1,637	1	29	2	1,637
Commercial	1	66	66	—	—	—	—
Equipment financing	15	1,857	1,742	3	365	5	506
Residential	11	2,161	2,157	2	491	4	987

Total	32	$7,686	$7,425	6	$885	11	$3,130

        There was no significant financial impact from the modification of performing or non-performing loans for the year ended December 31, 2011. Allowances for loan losses associated with troubled debt restructurings are immaterial. There were no charge-offs to the loans included in the tables during the modification process. As of December 31, 2011, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

        Of the $7.4 million of loans modified during the year ended December 31, 2011, $4.8 million were on accrual. The remaining balance of loans on nonaccrual included commercial real estate mortgage loans of $1.6 million, multi-family mortgage loans of $29, residential mortgage loans of $895 and equipment financing loans of $50.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(8) Premises and Equipment (Dollars in thousands unless otherwise noted)

Premises and equipment consist of the following:

	December 31,
			Estimated Useful Life (Years)
	2011	2010
Land	$7,500	$62	NA
Office building and improvements	37,607	13,570	1 to 40
Furniture, fixtures and equipment	11,947	9,474	2 to 10
Software development	1,167	—	5 to 7

	58,221	23,106
Accumulated depreciation and amortization	19,726	11,980

	$38,495	$11,126

        The Company acquired a vacant eight story building located at 131 Clarendon Street in Boston, Massachusetts at a cost of approximately $13.8 million. The Company expects to move into the building in the fourth quarter of 2012 and to rent part of the space in the building to third-party tenants.

        In the third quarter of 2011, the Company selected a new third-party vendor to provide data processing and information processing services to the Company's banking subsidiaries. As part of the conversion, software is being developed and modified solely to meet the Company's needs.

        Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $2.1 million for the year ended December 31, 2011 and $1.6 million for the years ended December 31, 2010 and 2009, respectively.

(9) Other Assets (In thousands)

        The Company has investments in affordable housing programs that benefit low- and moderate-income individuals. The housing projects generate a return primarily through the realization of federal tax operating losses and tax credits. In 2011, operating losses on these investments reduced non-interest income by $671 while tax credits of $464 reduced income tax expense. The Company is a limited partner in these projects given that its investments do not exceed 50% of the outstanding equity interest in any single project and project management is controlled by the general partner or project sponsor. Other assets at December 31, 2011 includes investments in affordable housing projects of $6.7 million. The unfunded commitments related to these investments of $2.9 million at December 31, 2011 were included in other liabilities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(10) Deposits (In thousands)

        A summary of deposits follows:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand checking accounts	$225,284	0.00%	$109,108	0.00%
NOW accounts	110,220	0.18	120,599	0.13
Savings accounts	164,744	0.40	114,258	0.58
Money market savings accounts	946,411	0.83	675,328	1.01

Total transaction deposit accounts	1,446,659	0.60	1,019,293	0.75

Certificate of deposit accounts maturing:
Within six months	333,300	1.16	326,419	1.45
After six months but within 1 year	306,253	1.14	287,930	1.47
After 1 year but within 2 years	113,289	1.40	131,308	1.51
After 2 years but within 3 years	19,740	2.23	17,607	3.00
After 3 years but within 4 years	18,647	2.56	10,223	2.93
After 4 years but within 5 years	14,443	1.91	18,119	2.58

Total certificate of deposit accounts	805,672	1.26	791,606	1.55

	$2,252,331	0.84%	$1,810,899	1.10%

        Certificate of deposit accounts issued in amounts of $100 or more totaled $354,946 and $355,994 at December 31, 2011 and 2010, respectively. There were no brokered deposits at December 31, 2011 and 2010.

        Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Deposits excluding brokered deposits:
NOW accounts	$216	$152	$168
Savings accounts	942	814	928
Money market savings accounts	7,626	6,546	5,711
Certificate of deposit accounts	10,973	13,908	23,785

Total deposits excluding brokered deposits	$19,757	$21,420	$30,592

Brokered deposits	$—	$—	$425

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(11) Borrowings (Dollars in thousands unless otherwise noted)

        Overnight and short-term borrowings are comprised of the following:

	December 31,
	2011	2010
Federal funds purchased overnight at 0.25%	$—	$13,000
Repurchase agreements	8,349	—

Total overnight and short-term borrowings	$8,349	$13,000

        Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by GSEs in the same amount. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts.

        Information concerning repurchase agreements during the year ended December 31, 2011 is as follows:

Year Ended December 31, 2011
Outstanding at end of year	$8,349
Average outstanding for the year	4,283
Maximum outstanding at any month-end	8,349
Weighted average rate at end of year	0.94%
Weighted average rate paid for the year	0.89%

        FHLBB advances mature as follows:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$177,550	1.65%	$65,554	2.24%
Over 1 year to 2 years	143,201	2.33	114,000	2.46
Over 2 years to 3 years	31,000	2.24	121,550	2.46
Over 3 years to 4 years	28,000	2.23	18,100	3.08
Over 4 years to 5 years	23,102	1.37	10,800	3.96
Over 5 years	95,717	3.40	45,565	4.50

	$498,570	2.24%	$375,569	2.74%

        Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity. At December 31, 2011, $44 million of advances had callable features, including $32 million scheduled to mature after five years.

        The advances are secured by blanket pledge agreements which require the Banks to maintain as collateral certain qualifying assets, principally the Banks' FHLBB stock, mortgage loans and securities in an aggregate amount equal to outstanding advances. Based on the level of qualifying collateral

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(11) Borrowings (Dollars in thousands unless otherwise noted) (Continued)

available for these borrowings, at December 31, 2011, the total available borrowing capacity from the FHLB of Boston and Federal Reserve Bank of Boston for advances was $279.5 million.

        A $7 million subordinated debenture issued by a subsidiary of First Ipswich Bancorp plus interest due thereon was paid in full on April 7, 2011. As of the repayment date, the annual interest rate payable on the debenture was the three-month LIBOR rate plus 3.40%. A $6 million subordinated debenture issued by a subsidiary of First Ipswich plus interest due thereon was paid in full on June 27, 2011. As of that date, the annual interest rate payable on the debenture was the three-month LIBOR rate plus 1.95%.

(12) Income Taxes (Dollars in thousands)

        Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2011	2010	2009
Current provision:
Federal	$14,115	$14,986	$8,416
State	4,987	4,283	2,319

Total current provision	19,102	19,269	10,735

Deferred provision (benefit):
Federal	811	(114)	2,014
State	(27)	1	664

Total deferred provision (benefit)	784	(113)	2,678

Total provision for income taxes	$19,886	$19,156	$13,413

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(12) Income Taxes (Dollars in thousands) (Continued)

        Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Expected income tax expense at statutory federal tax rate	$17,047	$16,379	$11,602
State taxes, net of federal income tax benefit	3,224	2,785	1,940
Dividend income received deduction	(5)	(11)	(23)
Tax-exempt interest income	(157)	(15)	(20)
Non-deductible portion of ESOP expense	58	77	77
Non-deductible expenses	613	211	—
Legislative change in state income tax rate	—	—	97
Income attributable to noncontrolling interest in subsidiary	(427)	(269)	(187)
Tax credits from investments in affordable housing projects	(464)	—	—
Other, net	(3)	(1)	(73)

	$19,886	$19,156	$13,413

Effective income tax rate	40.8%	40.9%	40.5%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(12) Income Taxes (Dollars in thousands) (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for credit losses	$13,354	$12,514
Tax loss and contribution carryovers	2,604	—
Retirement and postretirement benefits	794	643
Restricted stock and stock option plans	364	51
Write-downs of investment securities	515	41
Write-down of building	390	—
Non-accrual interest and partial write-downs on loans	307	1,346
Depreciation	17	676
Accrued expenses	252	—
Alternative minimum tax credits	31	—
Other	—	46

Total gross deferred tax assets	18,628	15,317

Deferred tax liabilities:
Identified intangible assets and goodwill	2,966	1,807
Acquisition fair value adjustments	1,116	1,258
Unrealized gain on securities available for sale	1,049	1,247
Unrecognized gain relating to postretirement obligation	91	117
Savings Bank Life Insurance Company stock	103	103
Deferred loan origination costs, net	580	493
Capitalized servicing rights	42	51
Other	—	35

Total gross deferred tax liabilities	5,947	5,111

Net deferred tax asset	$12,681	$10,206

        At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7.4 million which are available to offset future federal taxable income, if any, through 2025. In addition, the Company has alternative minimum tax credit carryforwards of approximately $31, which are available to reduce future federal income taxes, if any, over an indefinite period. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $879.

        For federal income tax purposes, the Company has a $1,801 reserve for loan losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, no provision has been made for the $970 liability that would result if 100% of the reserve were recaptured.

        The Company is subject to federal examinations for tax years after December 31, 2007 and state examinations for tax years after December 31, 2006.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(13) Commitments and Contingencies (In thousands)

Off-Balance Sheet Financial Instruments

        The Company is party to off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments assuming that the commitments are fully funded at a later date, the borrower can meet contracted repayment obligations and any collateral or other security proves to be worthless. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Financial instruments with off-balance sheet risk at the dates indicated follow:

	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans:
Commercial real estate mortgage	$80,760	$47,232
Multi-family mortgage	4,275	17,600
Commercial	38,987	54,074
Residential mortgage	8,946	16,490
Unadvanced portion of loans	197,156	154,967
Unused lines of credit:
Home equity	82,770	63,138
Other consumer	5,095	4,072

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

December 31, 2011, 2010 and 2009

(13) Commitments and Contingencies (In thousands) (Continued)

Lease Commitments

        The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ending December 31:
2012	$2,463
2013	2,553
2014	2,731
2015	2,270
2016	1,963
Thereafter	6,055

        The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $2,744 in 2011, $2,445 in 2010 and $2,179 in 2009.

Legal Proceedings

        In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(14) Stockholders' Equity (Dollars in thousands except share and per share amounts)

Preferred Stock

        The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2011, there were no shares of preferred stock issued.

Capital Distributions and Restrictions Thereon

        The Company is a legal entity separate and distinct from each of the Banks. The revenue of the Company (on a parent company only basis) is derived primarily from interest and dividends paid to it by the Banks. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of its banking subsidiary), except to the extent that certain claims of the Company in a creditor capacity may be recognized. It is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings and only if, after paying such dividends, the bank holding company would remain adequately capitalized. The Federal Reserve has the authority to prohibit a bank holding company, such as the Company, from paying dividends if it deems such payment to be an unsafe or unsound practice.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(14) Stockholders' Equity (Dollars in thousands except share and per share amounts) (Continued)

        The OCC, the FDIC and the Rhode Island Banking Division each has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Additionally, a savings association, such as Brookline Bank, must file an application for prior OCC approval to pay a dividend if the total amount of its capital distributions for the applicable calendar year would exceed the Brookline Bank's net income for that year plus its retained net income for the previous two years.

Common Stock Repurchases

        In 2011, 2010 and 2009, no shares of the Company's common stock were repurchased. As of December 31, 2011, the Company was authorized to repurchase up to 4,804,410 additional shares of its common stock. The Board of Directors has delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchases and the prices at which the repurchases will be made.

Restricted Retained Earnings

        As part of the stock offering in 2002 and as required by regulation, Brookline Bank established a liquidation account for the benefit of eligible account holders and supplemental eligible account holders who maintain their deposit accounts at Brookline Bank after the stock offering. In the unlikely event of a complete liquidation of Brookline Bank (and only in that event), eligible depositors who continue to maintain deposit accounts at Brookline Bank shall be entitled to receive a distribution from the liquidation account.

        Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account. The liquidation account totaled $24,376 (unaudited) at December 31, 2011.

(15) Regulatory Capital Requirements (Dollars in thousands)

The Company

        The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such, must comply with the capital requirements of the Federal Reserve Bank at the consolidated level.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(15) Regulatory Capital Requirements (Dollars in thousands) (Continued)

        The following table reconciles stockholders' equity under GAAP with regulatory capital for the Company and its subsidiaries at the dates indicated.

		Brookline Bank December 31,
	The Company December 31, 2011			First Ipswich December 31, 2011
		2011	2010
Stockholders' equity (GAAP)	$503,602	$284,075	$417,291	$33,730
Disallowed identified intangible assets and loan servicing assets	(51,114)	(8,702)	(9,621)	(6,715)
Accumulated gains on certain securities	(1,963)	(1,943)	(1,868)	(118)

Regulatory capital (tangible capital)	450,525	273,430	405,802	26,897
Allowance for loan losses equal to 1.25% of adjusted total assets	32,467	31,299	28,867	412

Total risk-based capital	$482,992	$304,729	$434,669	$27,309

        The following is a summary of the Company's actual capital amounts and ratios as of December 31, 2011 and 2010 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy		Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011:
Tier 1 capital (to average assets)	$450,525	14.4%	$125,374	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	450,525	15.9	113,289	4.0	$169,933	6.0%
Total capital (to risk-weighted assets)	482,992	17.0	226,578	8.0	283,222	10.0

Brookline Bank

        The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act abolished the OTS and transferred its powers with respect to federal savings banks, such as Brookline Bank, to the OCC and with respect to savings and loan holding companies to the Federal Reserve. The OCC adopted, effective July 21, 2011, with certain renumbering and minor technical modifications, most preexisting OTS regulations (other than those dealing with preemption), that were previously applicable to federal savings banks. Through December 31, 2011, the Bank continued to file a Thrift Financial Report ("TFR") with the OCC. Accordingly, the capital ratios in the table below are based upon the OTS capital requirements.

        The regulations established a framework for the classification of depository institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%, a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a Total risk-based capital ratio of at least 10.0%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(15) Regulatory Capital Requirements (Dollars in thousands) (Continued)

        The following is a summary of Brookline Bank's actual capital amounts and ratios as of December 31, 2011 and 2010 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

			OTS Requirements
	Actual		Minimum Capital Adequacy		Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011:
Tangible capital	$273,430	9.6%	$42,611	1.5%	N/A	N/A
Tier 1 (core) capital	273,430	9.6	113,630	4.0	$142,038	5.0%
Risk-based capital:
Tier 1	273,430	10.4			158,157	6.0
Total	304,729	11.6	210,876	8.0	263,595	10.0

			OTS Requirements
	Actual		Minimum Capital Adequacy		Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010:
Tangible capital	$405,802	15.4%	$39,471	1.5%	N/A	N/A
Tier 1 (core) capital	405,802	15.4	105,255	4.0	$131,569	5.0%
Risk-based capital:
Tier 1	405,802	17.6			138,510	6.0
Total	434,669	18.8	184,680	8.0	230,850	10.0

First Ipswich

        As a national bank, First Ipswich must comply with the regulatory capital requirements of the Office of the Comptroller of the Currency ("OCC"). On June 28, 2006, First Ipswich signed a Formal Agreement (the "Agreement") with the OCC. The Agreement required First Ipswich to take various actions including raising capital ratios to levels prescribed in the Agreement. On October 26, 2011, the Agreement was terminated after the OCC concluded that First Ipswich's overall condition had improved to a satisfactory level and that First Ipswich had satisfied the requirements of the Agreement.

        As of December 31, 2011, First Ipswich met all applicable minimum capital requirements and was classified as well-capitalized pursuant to its most recent exam. To meet the minimum requirements First Ipswich must maintain a minimum ratio of Tier 1 capital to average assets of 4.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%, and a minimum ratio of total capital to risk-weighted assets of 8.0%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(15) Regulatory Capital Requirements (Dollars in thousands) (Continued)

        The following is a summary of First Ipswich's actual capital amounts and ratios as of December 31, 2011 compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution:

	Actual		Minimum Capital Adequacy		Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011:
Tier 1 capital (to average assets)	$26,897	9.9%	$10,820	4.0%	N/A	N/A
Tier 1 capital (to risk- weighted assets)	26,897	13.8	7,801	4.0	$11,702	6.0%
Total capital (to risk- weighted assets)	27,309	14.0	15,603	8.0	19,503	10.0

(16) Earnings per Share (Dollars in thousands except share and per share amounts)

        The following table is a reconciliation of basic EPS and diluted EPS:

	Year ended December 31,
	2011	2010	2009
Basic EPS Computation:
Numerator:
Net income	$27,600	$26,872	$19,200
Denominator:
Weighted average shares outstanding	58,633,627	58,578,599	58,370,569
Basic EPS	$0.47	$0.46	$0.33

Diluted EPS Computation:
Numerator:
Net income	$27,600	$26,872	$19,200
Denominator:
Weighted average shares outstanding	58,633,627	58,578,599	58,370,569
Effect of dilutive securities	2,804	4,586	36,898

Adjusted weighted average shares outstanding	58,636,431	58,583,185	58,407,467
Diluted EPS	$0.47	$0.46	$0.33

        On January 3, 2012, the Company issued approximately $11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island (refer to Note 2, "Acquisitions", for more information).

(17) Employee Benefits (Dollars in thousands except share and per share amounts)

Postretirement Benefits

        Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(17) Employee Benefits (Dollars in thousands except share and per share amounts) (Continued)

        The following table provides the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income.

	Year Ended December 31,
	2011	2010	2009
Net periodic benefit expense:
Service cost	$74	$70	$56
Interest cost	61	64	52
Prior service credit	(21)	(21)	(21)
Actuarial gain	(4)	—	(10)

Net periodic benefit expense	110	113	77

Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	(36)	(6)	(6)
Prior service credit	(21)	(82)	(24)

Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$(57)	$(88)	$(30)

        The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 5.25% in the year 2011, 5.75% in the years 2010 and 2009 and 4.35% at December 31, 2011. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $21. The liability for the postretirement benefits included in accrued expenses and other liabilities was $1,508 at December 31, 2011 and $1,338 at December 31, 2010.

        The actual health care trend used to measure the accumulated postretirement benefit obligation in 2011 for plan participants below age 65 and for plan participants over age 65 was 4.8% and 0.0%, respectively. In 2010, the rate used for all plan participants was 2.0%. The rates to be used in 2012 through 2016 are expected to be in the range of 7.7% to 6.9% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement benefit costs	$31	$(25)
Effect on the accumulated postretirement benefit obligation	314	(249)

401(k) Plan

        The Company maintains a 401(k) plan which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(17) Employee Benefits (Dollars in thousands except share and per share amounts) (Continued)

        Each employee reaching the age of 21 and having completed one thousand hours of service in a plan year is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. The Company contributes to the plan an amount equal to 5% of the compensation of eligible employees, subject to certain limits based on federal tax laws, but does not match employee contributions to the plan. Participants are vested in employer contributions after three years of service. Expense for the Company plan contributions was $1,010 in 2011, $770 in 2010 and $718 in 2009.

Supplemental Executive Retirement Agreements

        Total expense for benefits payable under agreements that provided supplemental retirement benefits to two executive officers amounted to $0 in 2011 and 2010 and $105 in 2009. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2011 and 2010 amounted to $0 and $329, respectively. The reduction resulted from payment of benefits owed to the two executive officers who retired in 2009 and 2010.

Employee Stock Ownership Plan

        Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021 and can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2011 and 2010, which was $2,752 and $3,002, respectively, is eliminated in consolidation.

        Shares of common stock used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees vest in their ESOP account at a rate of 20% annually commencing in the year of completion of three years of credited service or immediately if service is terminated due to death, retirement, disability or change in control.

        Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unallocated shares of common stock are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.

        At December 31, 2011, the ESOP held 378,215 unallocated shares at an aggregate cost of $2,062; the market value of such shares at that date was $3,192. Compensation and employee benefits expense related to the ESOP was $418 in 2011, $482 in 2010 and $493 in 2009 based on the commitment to release to eligible employees 46,207 shares in 2011, 48,182 shares in 2010 and 50,157 shares in 2009.

Recognition and Retention Plans

        On April 20, 2011, the stockholders of the Company approved the 2011 Restricted Stock Plan (the "2011 RSP"). The purpose of the 2011 RSP is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders. The maximum number of shares of the Company's common stock that may be awarded is 500,000.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(17) Employee Benefits (Dollars in thousands except share and per share amounts) (Continued)

        The Company awarded 159,291 shares of common stock under the 2011 RSP, 50% of which vest over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.

        The Company also has an active recognition and retention plan, the "2003 RRP," with 1,250,000 authorized shares. A prior plan, the "1999 RRP," with 546,986 authorized shares, was terminated on April 19, 2009. Under both of the RRPs, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009. As of that date, no shares remained available for award under that plan. As of December 31, 2011, 87,861 shares were available for award under the 2003 RRP.

        Total expense for the RSP and RRP plans was $371 in 2011, $139 in 2010 and $143 in 2009. The expense to be recognized for unvested shares at December 31, 2011 will be $474 in 2012. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $12 in 2011, $5 in 2010 and $5 in 2009.

Stock Option Plans

        The Company has an active stock option plan, the "2003 Option Plan." A prior plan, the "1999 Option Plan," terminated on April 19, 2009. Under both stock option plans, shares of the Company's common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(17) Employee Benefits (Dollars in thousands except share and per share amounts) (Continued)

        On March 16, 2010, 52,333 options were awarded under the 2003 Option Plan, of which half vested immediately and half vested on March 16, 2011. On March 24, 2010, 45,000 options were awarded under the 2003 Option Plan, all of which vested on December 31, 2010. On October 6, 2010 and October 20, 2010, 2,500 options and 5,000 options, respectively, were awarded under the 2003 Option Plan, which vested on October 6, 2011 and October 20, 2011, respectively.

        In 2011, 2,500 options were awarded under the 2003 Option Plan. These options will vest in 2012. As of December 31, 2011, 1,409,055 options were available for award under the Company's 2003 Stock Option Plan.

        Total expense for the stock option plans amounted to $47 in 2011, $291 in 2010 and $232 in 2009. In accordance with the terms of the Plans, dividend equivalent rights amounting to $441 were paid to holders of unexercised vested options in 2009; none were paid in 2010 and 2011. The total intrinsic value of stock options exercised in 2011, 2010 and 2009 was $0, $0 and $2,973, respectively.

        Activity under the option plans was as follows:

Employee Stock Options	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding, December 31, 2008	2,249,961	$11.43
Granted	723,466	$10.18
Exercised	(1,249,542)	$7.37
Forfeited/ Canceled	(327,373)	$10.75

Outstanding, December 31, 2009	1,396,512	$14.59
Granted	104,833	$10.69
Exercised	—	$—
Forfeited/ Canceled	(373,000)	$15.02

Outstanding, December 31, 2010	1,128,345	$14.08
Granted	5,000	$8.29
Exercised	—	$—
Forfeited/ Canceled	(42,500)	$14.67

Outstanding, December 31, 2011	1,090,845	$13.98	$2,200	3.21

Exercisable at December 31, 2011	1,088,345	$13.99	$—	3.19

        To calculate the weighted average data presented in this note and the compensation expense presented in the accompanying financial statements, the fair value of each stock option award was

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(17) Employee Benefits (Dollars in thousands except share and per share amounts) (Continued)

estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	4.30%	3.18%	6.88%
Expected volatility	34.38	27.09	23.33
Risk-free interest rate	1.85	2.67	1.00
Expected life of options	7.0 years	6.1 years	1.7 years

(18) Fair Value of Financial Instruments (In thousands)

        The Company uses the following valuation methodologies to derive the following estimated fair market value measurements of those financial instruments reported at fair value on both a recurring and non-recurring basis. There were no changes in the valuation techniques used during 2011.

Financial Instruments Recorded at Fair Value on a Recurring Basis

  Investment Securities

        The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, and GSE residential MBS and CMOs, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as trust preferred securities) or are based on comparisons to market prices of similar securities (such as auction-rate municipal securities) and are included in Level 3. The fair value of restricted stock such as

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(18) Fair Value of Financial Instruments (In thousands) (Continued)

the FHLBB stock equals its carrying amount since such stock is only redeemable at its par value. (See Note 5.)

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:
GSE debt securities	$—	$93,069	$—	$93,069
Municipal obligations	—	1,303	—	1,303
Auction-rate municipal obligations	—	—	2,490	2,490
Corporate obligations	—	41,354	—	41,354
Trust preferred securities	—	2,285	718	3,003
GSE MBS	—	71,504	—	71,504
GSE CMOs	—	3,025	—	3,025
Private-label CMO	—	378	—	378
SBA commercial loan asset-backed securities	—	443	—	443
Marketable equity securities	862	—	—	862

Securities available for sale	$862	$213,361	$3,208	$217,431

	Carrying Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:
GSE debt securities	$—	$151,765	$—	$151,765
Municipal obligations	—	791	—	791
Auction-rate municipal obligations	—	—	2,965	2,965
Corporate obligations	—	43,552	—	43,552
Trust preferred securities	—	2,531	638	3,169
GSE MBS	—	100,561	—	100,561
GSE CMOs	—	1,305	—	1,305
Marketable equity securities	432	—	—	432

Securities available for sale	$432	$300,505	$3,603	$304,540

Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

  Collateral-Dependent Impaired Loans

        For non-performing loans where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(18) Fair Value of Financial Instruments (In thousands) (Continued)

  Other Real Estate Owned

        The Company records other real estate owned at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs.

  Repossessed Vehicles and Equipment

        Repossessed vehicles and repossessed equipment are carried at estimated fair value less costs to sell.

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans	$—	$3,654	$—	$3,654
Other real estate owned	—	845	—	845
Repossessed vehicles and equipment	—	421	—	421

	$—	$4,920	$—	$4,920

	Carrying Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans	$—	$2,475	$—	$2,475
Repossessed vehicles and equipment	—	703	—	703

	$—	$3,178	$—	$3,178

        There were no transfers between levels during 2011.

Summary of Estimated Fair Values of Financial Instruments

  Cash and Cash Equivalents

        The carrying value is assumed to represent fair value for cash and cash equivalents with original maturities of 90 days or less.

  Loans

        The fair value of performing loans was estimated by segregating the portfolio into its primary loan categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, auto, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed, variable) and payment status (performing, non-performing). The Company then discounted the contractual cash flows for each loan category using interest rates

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(18) Fair Value of Financial Instruments (In thousands) (Continued)

currently being offered for loans with similar terms to borrowers of similar quality and estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

  Deposit Liabilities

        The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the Company's core deposit relationships (deposit-based intangibles).

  Borrowed Funds

        The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FHLBB advances and repurchase agreements represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities.

  Other Financial Assets and Liabilities

        Cash and due from banks, short-term investments and accrued interest receivable, which are payable on demand or have maturities of three months or less and have low credit and interest-rate risk, have been fair valued at their respective carrying values.

  Off-Balance-Sheet Financial Instruments

        The book value of the Company's off-balance-sheet financial instruments is deemed to represent the instruments fair value based upon management's comparison of interest rates, origination fees and remaining terms on these instruments vis-à-vis market interest rates, origination fees and terms for similar transactions with potential borrowers of similar creditworthiness.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(18) Fair Value of Financial Instruments (In thousands) (Continued)

Summary of Estimated Fair Value of Financial Instruments

        The following is a summary of the carrying values and estimated fair values of the Company's significant financial and non-financial instruments as of the dates indicated:

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$72,204	$72,204	$18,451	$18,451
Short-term investments	34,092	34,092	47,457	47,457
Investement securities	256,714	217,431	340,875	304,540
Loans, net	2,689,118	2,706,534	2,223,843	2,253,412
Financial liabilities:
Demand, NOW, savings and money market savings deposits	1,446,659	1,446,659	1,019,293	1,019,293
Certificates of deposit	805,672	812,681	791,606	795,210
Borrowed funds	506,919	522,541	388,569	392,646

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(19) Condensed Parent Company Financial Statements (In thousands)

        Condensed parent company financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 follow. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

Balance Sheets

	December 31,
	2011	2010
Assets
Cash and due from banks	$480	$383
Short-term investments	160	560
Loan to Brookline Bank ESOP	2,752	3,002
Investment in subsidiaries, at equity	352,042	456,345
Goodwill	35,698	35,615
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	112,983	—
Other assets	1,631	20

Total assets	$505,746	$495,925

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$2,144	$482
Stockholders' equity	503,602	495,443

Total liabilities and stockholders' equity	$505,746	$495,925

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(19) Condensed Parent Company Financial Statements (In thousands) (Continued)

Statements of Income

	Year Ended December 31,
	2011	2010	2009
Dividend income from subsidiaries	$167,003	$17,419	$44,581
Interest income:
Short-term investments	1	1	2
Loan to Brookline Bank ESOP (Note 13)	249	267	290

Total income	167,253	17,687	44,873

Expenses:
Interest on subordinated debt	91	—	—
Directors' fees	225	240	108
Franchise taxes	180	192	168
Professional fees	1,758	703	48
Other	229	143	153

Total expenses	2,483	1,278	477

Income before income taxes and distributions in excess of net income of subsidiaries	164,770	16,409	44,396
Income tax expense	285	28	27

Income before distributions in excess of net income of subsidiaries	164,485	16,381	44,369
Distributions less than (in excess of) net income of subsidiaries	(136,885)	10,491	(25,169)

Net income	$27,600	$26,872	$19,200

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(19) Condensed Parent Company Financial Statements (In thousands) (Continued)

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$27,600	$26,872	$19,200
Adjustments to reconcile net income to net cash provided from operating activities:
Distributions in excess of (less than) net income of subsidiaries	137,227	(10,491)	25,169
Decrease (increase) in other assets	943	3,360	(3,504)
Increase (decrease) in accrued expenses and other liabilities	259	302	(31)

Net cash provided from operating activities	166,029	20,043	40,834

Cash flows from investing activities:
Investment in subsidiary	—	—	(26,564)
Return of capital from subsidiaries	—	—	10,580
Outlays for business acquisitions	(19,729)
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	(112,983)	—	—
Repayment of ESOP loan by Brookline Bank	250	250	250
Payment from subsidiary bank for shares vested in recognition and retention plans	—	80	2,049

Net cash provided from (used for) investing activities	(132,462)	330	(13,685)

Cash flows from financing activities:
Payment of dividends on common stock	(19,964)	(20,070)	(32,127)
Payment of subordinated and other debt	(13,985)	—	—
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distribution on allocated ESOP shares	79	130	1,334
Exercise of stock options	—	—	3,102

Net cash used for financing activities	(33,870)	(19,940)	(27,691)

Net increase (decrease) in cash and cash equivalents	(303)	433	(542)
Cash and cash equivalents at beginning of year	943	510	1,052

Cash and cash equivalents at end of year	$640	$943	$510

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	—	—	—
Interest on subordinated debt	—	—	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(20) Quarterly Results of Operations (Unaudited, dollars in thousands except per share data

	2011 Quarters
	Fourth	Third	Second	First
Interest income	$35,881	$35,590	$35,621	$33,443
Interest expense	7,368	7,642	7,823	7,503

Net interest income	28,513	27,948	27,798	25,940
Provision for credit losses	842	891	839	1,059

Net interest income after provision for credit losses	27,671	27,057	26,959	24,881
Gain on sales of securities, net	—	—	—	80
Loss from investments in affordable housing projects	(171)	(500)	—	—
Other non-interest income	1,662	1,428	1,518	1,046
Amortization of identified intangible assets	(377)	(443)	(455)	(296)
Other non-interest expense	(16,143)	(16,636)	(15,422)	(13,153)

Income before income taxes	12,642	10,906	12,600	12,558
Provision for income taxes	5,281	4,324	5,273	5,008

Net income	7,361	6,582	7,327	7,550
Less net income attributable to noncontrolling interest in subsidiary	303	307	326	283

Net income attributable to Brookline Bancorp, Inc.	$7,058	$6,275	$7,001	$7,267

Earnings per share:
Basic	$0.12	$0.11	$0.12	$0.12
Diluted	0.12	0.11	0.12	0.12
Average common shares outstanding:
Basic	58,652,370	58,640,775	58,629,265	58,611,488
Diluted	58,652,760	58,640,973	58,630,908	58,618,309
Common stock price:
High	$8.74	$9.68	$10.61	$11.68
Low	7.30	7.12	8.26	9.93
Dividends paid:
Per share	$0.085	$0.085	$0.085	$0.085
Payout ratio	0.708	0.773	0.708	0.708

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(20) Quarterly Results of Operations (Unaudited, dollars in thousands except per share data (Continued)

	2010 Quarters
	Fourth	Third	Second	First
Interest income	$32,232	$32,621	$33,152	$32,987
Interest expense	7,652	8,183	9,047	9,685

Net interest income	24,580	24,438	24,105	23,302
Provision for credit losses	1,317	551	661	1,267

Net interest income after provision for credit losses	23,263	23,887	23,444	22,035
Penalty from prepayment of borrowed funds	—	(555)	(913)	—
Gain on sales of securities, net	—	—	834	—
Loss on impairment of securities, net	—	—	—	(49)
Other non-interest income	857	757	755	668
Amortization of identified intangible assets	(306)	(306)	(306)	(306)
Other non-interest expense	(12,290)	(11,587)	(11,692)	(11,394)

Income before income taxes	11,524	12,196	12,122	10,954
Provision for income taxes	4,918	4,923	4,876	4,439

Net income	6,606	7,273	7,246	6,515
Less net income attributable to noncontrolling interest in subsidiary	208	235	163	162

Net income attributable to Brookline Bancorp, Inc.	$6,398	$7,038	$7,083	$6,353

Earnings per share:
Basic	$0.11	$0.12	$0.12	$0.11
Diluted	0.11	0.12	0.12	0.11
Average common shares outstanding:
Basic	58,598,363	58,586,274	58,574,230	58,554,922
Diluted	58,604,285	58,588,536	58,579,529	58,559,786
Common stock price:
High	$11.31	$10.22	$11.63	$11.13
Low	9.34	8.70	8.63	9.25
Dividends paid:
Per share	$0.085	$0.085	$0.085	$0.085
Payout ratio	0.773	0.708	0.708	0.773

        Differences between annual amounts and the total of quarterly amounts are due to rounding.