Form 10-Q
period 2012-03-31
BROOKLINE BANCORP INC
filed 2012-05-10
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐  NO ☒

As of May 9, 2012, the number of shares of common stock, par value $0.01 per share, outstanding was 70,040,980.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
	(In Thousands)
ASSETS
Cash and due from banks	$88,884	$56,513
Short-term investments	44,382	49,783
Total cash and cash equivalents	133,266	106,296
Investment securities (note 4):
Available-for-sale (amortized cost of $458,518 and $214,555, respectively)	461,498	217,431
Restricted equity securities (note 5)	53,554	39,283
Other securities	500	—
Total securities	515,552	256,714
Loans and leases (note 6)	3,935,518	2,720,821
Allowance for loan and lease losses (note 7)	(34,428)	(31,703)
Net loans and leases	3,901,090	2,689,118
Premises and equipment, net of accumulated depreciation and amortization of $20,365 and $19,726, respectively	48,908	38,495
Building held for sale (amortized cost of $6,192)	6,046	—
Deferred tax asset	24,647	12,681
Goodwill, net (note 3)	138,914	45,799
Identified intangible assets, net of accumulated amortization of $13,934 and $12,651, respectively (note 3)	25,849	5,214
Other real estate owned and repossessed assets, net	2,647	1,266
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	—	112,983
Other assets	80,205	30,447
Total assets	$4,877,124	$3,299,013

LIABILITIES AND EQUITY
Deposits:
Demand checking accounts	$529,945	$225,284
NOW accounts	181,299	110,220
Savings accounts	511,736	164,744
Money market savings accounts	1,174,805	946,411
Certificate of deposit accounts	1,061,548	805,672
Total deposits	3,459,333	2,252,331
Borrowed funds (note 8):
Advances from the FHLB	698,671	498,570
Other borrowings	59,865	8,349
Total borrowed funds	758,536	506,919
Mortgagors’ escrow accounts	7,156	6,513
Accrued expenses and other liabilities	50,883	26,248
Total liabilities	4,275,908	2,792,011

Commitments and contingencies (note 10)

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,414,713 shares and 64,411,889 shares issued, respectively	754	644
Additional paid-in capital	618,031	525,171
Retained earnings, partially restricted	40,398	39,993
Accumulated other comprehensive income	2,457	1,963
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 367,137 shares and 378,215 shares, respectively	(2,002)	(2,062)
Total Brookline Bancorp, Inc. stockholders’ equity	597,531	503,602
Noncontrolling interest in subsidiary	3,685	3,400
Total equity	601,216	507,002
Total liabilities and equity	$4,877,124	$3,299,013

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$49,643	$31,625
Debt securities	3,229	1,757
Short-term investments	27	24
Marketable and restricted equity securities	92	37
Total interest and dividend income	52,991	33,443

Interest expense:
Deposits	5,517	4,895
Borrowed funds and subordinated debt	3,840	2,608
Total interest expense	9,357	7,503

Net interest income	43,634	25,940
Provision for credit losses (note 7)	3,247	1,059
Net interest income after provision for credit losses	40,387	24,881

Non-interest income:
Fees, charges and other income	3,733	1,046
Loss from investments in affordable housing projects	(138)	—
Gain on sales of securities (note 4)	—	80
Total non-interest income	3,595	1,126

Non-interest expense:
Compensation and employee benefits	14,688	6,811
Occupancy	2,676	1,374
Equipment and data processing	3,645	2,075
Professional services	6,453	789
FDIC insurance	630	434
Advertising and marketing	703	393
Amortization of identified intangible assets (note 3)	1,283	296
Other	2,514	1,277
Total non-interest expense	32,592	13,449

Income before income taxes	11,390	12,558
Provision for income taxes	4,756	5,008
Net income	6,634	7,550

Less net income attributable to noncontrolling interest in subsidiary	285	283
Net income attributable to Brookline Bancorp, Inc.	$6,349	$7,267

Earnings per common share (note 11):
Basic	$0.09	$0.12
Diluted	$0.09	0.12

Weighted average common shares outstanding during the period:
Basic	69,664,619	58,611,488
Diluted	69,665,873	58,618,309

Dividends declared per common share	$0.085	$0.085

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Net income	$6,634	$7,550

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit gain on impairment of securities	762	(431)
Non-credit gain on impairment of securities	2	2
Net unrealized securities holding gains (losses) before income taxes	764	(429)
Income tax expense (benefit)	269	(142)
Net unrealized securities holding gains (losses)	495	(287)

Adjustment of accumulated obligation for postretirement benefits	(5)	(5)
Income tax benefit	4	2
Net adjustment of accumulated obligation for postretirement benefits	(1)	(3)

Net unrealized holding gains (losses)	494	(290)

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	—	80
Income tax expense	—	(29)
Net securities gains included in net income	—	51

Net other comprehensive income (loss)	494	(341)

Comprehensive income	7,128	7,209

Net income attributable to noncontrolling interest in subsidiary	(285)	(283)

Comprehensive income attributable to Brookline Bancorp, Inc.	$6,843	$6,926

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
	(In Thousands)

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

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
	(In Thousands)

Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

Net income attributable to Brookline Bancorp, Inc.	—	—	6,349	—	—	—	6,349	—	6,349

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	285	285

Issuance of shares of common stock (10,997,840 shares)	110	92,712	—	—	—	—	92,822	—	92,822

Other comprehensive income	—	—	—	494	—	—	494	—	494

Common stock dividends of $0.085 per share	—	—	(5,944)	—	—	—	(5,944)	—	(5,944)

Expense of stock options granted	—	—	—	—	—	—	—	—	—

Compensation under recognition and retention plan	—	148	—	—	—	—	148	—	148

Common stock held by ESOP committed to be released (11,078 shares)	—	—	—	—	—	60	60	—	60

Balance at March 31, 2012	$754	$618,031	$40,398	$2,457	$(62,107)	$(2,002)	$597,531	$3,685	$601,216

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$6,349	$7,267
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	285	283
Income from bank-owned life insurance	(295)	—
Provision for credit losses	3,247	1,059
Origination of loans and leases to be sold	(19,747)	(13,657)
Proceeds from loans and leases sold	22,766	13,442
Depreciation and amortization of premises and equipment	895	410
Amortization of securities premiums and discounts, net	807	573
Amortization of deferred loan and lease origination costs, net	2,563	2,359
Amortization of identified intangible assets	1,283	296
Amortization (accretion) of acquisition fair value adjustments, net	(2,392)	(131)
Gain on sale of securities	—	(80)
Write-down of acquired assets	—	55
Compensation under recognition and retention plans	148	59
Release of ESOP shares	60	123
Deferred income taxes	985	(131)
(Increase) decrease in:
Other assets	(7,105)	5,728
Increase (decrease) in:
Accrued expenses and other liabilities	(1,319)	1,078
Net cash provided from operating activities	8,530	18,733

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	—	124
Proceeds from principal repayments	67,849	25,777
Purchases	—	(25,552)
Purchase of securities, other	(500)	—
Net increase in loans and leases	(80,958)	(71,301)
Acquisitions, net of cash and cash equivalents acquired	(89,258)	5,792
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	112,983	—
Purchase of premises and equipment	(4,684)	(329)
Redemption of restricted securities (FHLBB stock)	2,003	—
Net cash provided from (used for) investing activities	7,435	(65,489)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$106,122	$108,039
Increase (decrease) in certificates of deposit (excluding brokered deposits)	(32,098)	(12,878)
Proceeds from FHLBB advances	690,424	918,000
Repayment of FHLBB advances	(769,656)	(916,471)
Proceeds from payment of federal funds purchased	—	(13,000)
Decrease in other borrowings	21,514	(1,470)
Increase in other financing activities	643	40
Payment of dividends on common stock	(5,944)	(5,006)
Net cash provided from financing activities	11,005	77,254

Net increase in cash and cash equivalents	26,970	30,498
Cash and cash equivalents at beginning of period	106,296	65,908
Cash and cash equivalents at end of period	$133,266	$96,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$10,778	$8,070
Income taxes	3,771	2,012

Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$—	$245,752
Liabilities assumed	—	251,544

Acquisition of Bancorp Rhode Island, Inc.:
Assets acquired (excluding cash and cash equivalents)	$1,571,302	$—
Liabilities assumed	1,482,044	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a federally-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered bank; and The First National Bank of Ipswich (“First Ipswich”), a national bank (collectively referred to as the “Banks”). The Company is also the parent of Brookline Securities Corp. (“BSC”). The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.8% owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 21 full-service banking offices in Brookline and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency, and BRI Realty Corp., operates 17 full-service branches in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

The Company’s activities include acceptance of commercial and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, and Macrolease, which is based in Plainview, New York.

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). Brookline Bank and First Ipswich are supervised, examined and regulated by the Office of the Comptroller of the Currency (“OCC”). BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation and is supervised, examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”), which also insures the Banks’ deposits.

Financial Statements

The Company’s unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as set forth by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification and through the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws. Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

In preparing these unaudited consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Actual results could differ from those estimates based upon changing conditions, including economic conditions, and future events. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, the review of goodwill and intangibles for impairment, income tax accounting and status of contingencies.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan and lease portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods, and the inability to collect outstanding principal may result in increased loan and lease losses.

The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These unaudited consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K and Bancorp Rhode Island’s audited financial statements as of and for the years ended December 31, 2011 and 2010 included in the Company’s Forms 8-K/A filed with the SEC.

(2)     Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs.”). The amendments in this Update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurement requirements. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04, in January 2012, did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments in this Update, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  As ASU No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012 did not have any impact on the Company’s financial statements. The FASB recently announced the addition of a FASB agenda project to consider deferring certain aspects of ASU No. 2011-05, “Presentation of Comprehensive Income” related to the presentation of reclassification adjustments from other comprehensive income to net income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). ASU No. 2011-08 applies to all entities that have goodwill reported in their financial statements. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08, in January 2012, did not have a material impact on the Company’s financial statements.

(3)     Acquisition

Bancorp Rhode Island, Inc.

On January 1, 2012 (the “Bancorp Rhode Island Acquisition Date”), the Company acquired all the assets and liabilities of Bancorp Rhode Island, Inc., the bank holding company for BankRI. As part of the acquisition, Bancorp Rhode Island, Inc. was merged into the Company and no longer exists as a separate entity. BankRI, a commercial bank with 17 branches serving businesses and individuals in Rhode Island and nearby Massachusetts, continues to operate as a separate bank subsidiary of the Company.

Total consideration paid in the acquisition was $205.8 million, which consisted of approximately 11.0 million shares of stock with a par value of $0.1 million and a fair value of $92.8 million and $113.0 million in cash. Stock consideration was paid at the rate of 4.686 shares of Brookline Bancorp common stock per share of Bancorp Rhode Island common stock. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Bancorp Rhode Island Acquisition Date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the unaudited consolidated financial statements.

The following table presents the goodwill recorded in connection with the acquisition of Bancorp Rhode Island, Inc. Dollar amounts are presented in thousands.

Brookline Bancorp, Inc. common stock issued to Bancorp Rhode Island stockholders	$92,822
Cash consideration to Bancorp Rhode Island stockholders	112,983
Total consideration paid	205,805

Fair value of identifiable net assets acquired	112,660

Goodwill	$93,145

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

As Recorded at Acquisition
(In Thousands)
Assets Acquired:
Cash and cash equivalents	$23,402
Investment securities available for sale	312,620
FHLB stock	16,274
Loan and lease receivables	1,135,816
Premises and equipment	12,780
Deferred tax asset	26,120
Identified intangible assets	21,918
Bank owned life insurance	32,496
Other assets	13,278
Total assets acquired	1,594,704

Liabilities Assumed:
Deposits	1,133,358
Overnight and short-term borrowings	46,216
Federal Home Loan Bank advances	251,378
Subordinated deferrable interest debentures	12,703
Deferred tax liability	12,225
Other liabilities	26,164
Total liabilities assumed	1,482,044

Identifiable net assets acquired	$112,660

The above summary includes adjustments that record the acquired assets and assumed liabilities at the respective fair value, based on management’s best estimates using the information available at this time. While there may be changes in respective acquisition date fair values of certain balance sheet amounts, and other items, management does not expect that such changes, if any, will be material.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans and Leases

The acquired loans and leases were recorded at fair value at the Bancorp Rhode Island Acquisition Date without carryover of BankRI’s allowance for loan and lease losses of $18.1 million. The fair value of the loans and leases was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans and leases were segregated into pools based on loan or lease type and credit risk. Loan or lease type was determined based on collateral type and purpose, location, industry segment and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios, and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (fixed rate, adjustable rate, balloon maturities).

The estimate of future credit losses on the acquired loan and lease portfolio was based on segregating the acquired loans and leases into the classes referred to in the preceding paragraph, the risk characteristics and credit quality indicators related to each loan/lease class, and evaluation of the collectability of larger individual non-performing and classified loans and leases. Increases in the estimate of expected future credit losses in subsequent periods will require the Company to record an allowance

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

for loan and lease losses with a corresponding charge to earnings (provision for loan and lease losses). Improvement in expected cash flows in future periods will result in a reduction of the nonaccretable discount with such amount subsequently recognized as interest income over the remaining lives of the related acquired loans and leases. Charge-offs of acquired loans and leases are first applied to the nonaccretable discount and then to any allowance for loan and lease losses established subsequent to the acquisition.

Information about the acquired loan and lease portfolio subject to ASC 310-30 as of January 1, 2012 is as follows:

ASC 310-30 Loans
(In Thousands)

Contractually required principal and interest at acquisition	$554,553
Contractual cash flows not expected to be collected (nonaccretable discount)	(14,659)
Expected cash flows at acquisition	539,894
Interest component of expected cash flows (accretable yield)	(81,503)
Fair value of acquired loans	$458,391

The fair value of acquired loans and leases which fall under ASC 310-20 at January 1, 2012 is $677.4 million.

Premises and Equipment

The fair value of BankRI’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers.  These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised.  This fair value of Bank-owned real estate resulted in an estimated premium of $1.7 million, amortized over the weighted average remaining useful life of the properties, estimated to be 25 years.

The majority of leasehold interests were valued based upon the income approach, developed by licensed appraisers utilizing market rental rates developed through comparable lease signings, third-party information regarding the local market for comparable properties with similar utility, and a review of the contractual terms of the leases.  The discount of leasehold interests is estimated at $1.0 million and is being accreted over the weighted average remaining life of the underlying leases.

Identified Intangible Assets

The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the Federal Home Loan Bank. The life of the deposit base and projected deposit attrition rates were determined using BankRI’s historical deposit data. The CDI was valued at $19.4 million or 1.71% of deposits. The intangible asset is being amortized over a weighted average life of ten years using the sum-of-the-years digits method. Amortization for the three months ended March 31, 2012 was $0.9 million.

Other intangible assets associated with the BankRI acquisition included a trade name intangible valued at $1.6 million and a non-compete agreement valued at $0.9 million. These intangible assets are being amortized over eleven years and two years respectively using the sum-of-the-years digits method. Amortization for the three months ended March 31, 2012 was $0.2 million. Amortization expense of acquisition-related intangible assets is included in other non-interest expense in the unaudited consolidated statements of income.

Scheduled amortization expense attributable to the core deposit intangible, trade name, and non-compete agreement for the full year of 2012 and each of the next five years is as follows: $4.3 million in 2012; $3.6 million in 2013; $2.9 million in 2014; $2.6 million in 2015; $2.2 million in 2016; and $1.9 million in 2017. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2012 or 2011.

Deposits

The fair value adjustment of deposits represents discounted value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit.  The resulting fair value adjustment of certificates of deposit range in maturity from three months to over four years is a $2.0 million discount and is being accreted into income on a level-yield basis over the weighted average remaining life of approximately 14 months.

Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank of Boston (“FHLBB”) advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The resulting fair value adjustment on FHLBB advances was $16.3 million and is being amortized on a level yield basis over the remaining life of the borrowings which have a weighted average remaining life of approximately 3.5 years.

Other Liabilities

The fair value adjustment to other liabilities includes $5.6 million of compensation accruals related to executive severance and cash payments made post-acquisition to settle vested stock options and restricted stock.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

In addition, BankRI maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Annual amounts related to the SERPs are recorded based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of operations.

The liability for the postretirement benefit obligation related to the BankRI SERPs included in accrued expenses and other liabilities was $10.4 million at March 31, 2012.  The Company incurred a related net periodic benefit expense related to these plans of $0.1 million for the three months ended March 31, 2012.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income. In addition, the deferred tax asset related to the BankRI allowance for loan and lease losses and the deferred tax liability related to the BankRI tax-deductible goodwill were written off.

Financial Information — Acquisition

The Company’s consolidated results of operations for the three months ended March 31, 2012 include $15.2 million of net interest income and $1.7 million of net income from the results of BankRI from the acquisition date. Expenses relating to the transaction amounted to $5.4 million and were included in the March 31, 2012 income statement.

The following summarizes the unaudited pro forma results of operations as if the Company had acquired Bancorp Rhode Island, Inc. on January 1, 2011.

Three Months Ended
March 31, 2011
(In Thousands Except Per Share Data)

Net interest income	$41,844
Net income	5,733
Basic and diluted earnings per share	0.08

Amounts in the pro forma table above includes acquisition related expenses of $4.0 million, net of tax, and additional amortization of $0.7 million for the period ended March 31, 2011.

The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the period presented, nor is it indicative of future results for any other interim or full year period.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

(4)     Investment Securities

Investment securities available-for-sale are summarized below:

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities available-for-sale:
Debt securities:
GSEs	$127,312	$627	$58	$127,881	$92,402	$673	$6	$93,069
Municipal obligations	1,252	56	2	1,306	1,250	55	2	1,303
Auction-rate municipal obligations	2,700	—	210	2,490	2,700	—	210	2,490
Corporate debt obligations	32,300	416	183	32,533	41,490	400	536	41,354
Trust preferred securities	4,082	12	659	3,435	3,928	9	934	3,003
GSE CMOs	5,520	78	31	5,567	2,961	83	19	3,025
GSE MBS	273,700	3,366	696	276,370	68,181	3,338	15	71,504
Private-label collateralized mortgage obligations	9,991	237	9	10,219	366	22	10	378
SBA commercial loan asset-backed securities	421	1	1	421	443	1	1	443
Total debt securities	457,278	4,793	1,849	460,222	213,721	4,581	1,733	216,569
Marketable equity securities	1,240	36	—	1,276	834	28	—	862
Total securities available-for-sale	$458,518	$4,829	$1,849	$461,498	$214,555	$4,609	$1,733	$217,431

Debt securities of U.S. Government-sponsored enterprises (“GSEs”) include obligations issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At March 31, 2012, none of those obligations are backed by the full faith and credit of the U.S. Government, except for GNMA mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMOs”) and Small Business Administration (“SBA”) securities with an estimated fair value of $8.0 million.

Investment Securities as Collateral

At March 31, 2012 and December 31, 2011, respectively, $360.6 million and $156.0 million of securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve “discount window” borrowings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at March 31, 2012 and December 31, 2011 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

	March 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$25,065	$58	$—	$—	$25,065	$58
Municipal obligations	201	2	—	—	201	2
Auction-rate municipal obligations	—	—	2,490	210	2,490	210
Corporate obligations	5,689	183	—	—	5,689	183
Trust preferred securities:
With OTTI loss	—	—	77	64	77	64
Without OTTI impairment loss	1,163	20	1,809	575	2,972	595
GSE CMOs	3,147	31	—	—	3,147	31
GSE MBS	150,464	693	64	3	150,528	696
Private-label collateralized mortgage obligations	3,206	9	—	—	3,206	9
SBA commercial loan asset- backed securities	56	1	—	—	56	1
Total temporarily impaired securities	$188,991	$997	$4,440	$852	$193,431	$1,849

	December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$4,026	$6	$—	$—	$4,026	$6
Municipal obligations	201	2	—	—	201	2
Auction-rate municipal obligations	—	—	2,490	210	2,490	210
Corporate obligations	10,703	536	—	—	10,703	536
Trust preferred securities:
With OTTI loss	—	—	75	66	75	66
Without OTTI impairment loss	830	170	1,690	698	2,520	868
GSE CMOs	496	19	—	—	496	19
GSE MBS	1,712	15	—	—	1,712	15
Private-label collateralized mortgage obligations	93	10	—	—	93	10
SBA commercial loan asset- backed securities	59	1	—	—	59	1
Total temporarily impaired securities	$18,120	$759	$4,255	$974	$22,375	$1,733

The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired (“OTTI”). In making these OTTI

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

Management also considers the Company’s capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings.

At March 31, 2012, the Company did not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on all debt securities within the securities portfolio without other-than-temporary impairment loss were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the issuers is considered to be sound, there has been no default in scheduled payments and the debt securities are rated investment grade except trust preferred securities and private-label CMOs with an estimated fair value of $7.5 million and net unrealized losses of $0.3 million.

The Company’s portfolio of trust preferred securities includes the Company’s investment in three trust preferred pools (“PreTSLs”). The Company monitors these pools closely for impairment due to a history of losses experienced. The following tables summarize the pertinent information as of March 31, 2012, that was considered in determining whether OTTI existed on these PreTSLs:

	Class	Deferrals/ Defaults/ Losses to Date (1)	Estimated Total Remaining Projected Defaults (2)	Estimated Excess Subordination (3)	Lowest Credit Rating to Date (4)

Pooled Trust Preferred Security A	Mezzanine	74%	14%	0%	C
Pooled Trust Preferred Security B	A-1	27%	16%	37%	CCC
Pooled Trust Preferred Security C	Mezzanine	40%	21%	0%	C

(1)         As a percentage of original collateral.

(2)         As a percentage of performing collateral.

(3)         Excess subordination represents the additional defaults/losses in excess of both current and projected defaults/losses that the security can absorb before the security is exposed to a loss in principal, after taking into account the best estimate of future deferrals/defaults/losses.

(4)         The Company reviewed credit ratings provided by S&P and Moody’s in 2010 in its evaluation of issuers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

			Gross		Total Cumulative OTTI
	Current Par	Amortized Cost (1)	Unrealized Loss	Fair Value	Credit- Related	Credit and Non-Credit
	(Dollars in Thousands)

Pooled Trust Preferred Security A	$267	$141	$(64)	$77	$118	$118
Pooled Trust Preferred Security B	932	927	(227)	700	—	—
Pooled Trust Preferred Security C	967	184	(15)	169	—	—
Total Pooled Trust Preferred Securities	$2,166	$1,252	$(306)	$946	$118	$118

(1)   The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities.

In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company’s OTTI assessment for the quarter ended March 31, 2012 was as follows:

Pooled Trust Preferred Security A (“PreTSL A”)

PreTSL A has experienced $30 million in deferrals, or 74% of the security’s underlying collateral, to date. The Company recorded a total of $0.1 million in OTTI on this security in 2009 and 2010 as a result of the Company’s analysis of expected and contractual cash flows. During the first quarter of 2012, there was no change in the deferral or default schedules and no further rating actions were noted. Furthermore, management was not aware of adverse changes in performance indicators for the underlying banks that issued collateral into the pool. Based on the security’s future expected cash flows and after factoring in projected defaults of 14% over its remaining life, the security’s current amortized cost (53% of current par) and the Company’s intent and ability to hold the security until recovery, the Company believes that no further OTTI charges are warranted at this time.

Pooled Trust Preferred Security B (“PreTSL B”)

PreTSL B has experienced $97 million in deferrals/defaults, or 27% of the security’s underlying collateral, to date. During the first quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 16% over its remaining life, the security’s current amortized cost (99% of current par), $98 million in excess subordination (37% of outstanding performing collateral) and the Company’s intent and ability to hold the security until recovery, the Company believes that no OTTI charges are warranted at this time.

Pooled Trust Preferred Security C (“PreTSL C”)

PreTSL C was acquired on January 1, 2012 as part of the Company’s merger with Bancorp Rhode Island, Inc. PreTSL C has experienced $79 million in deferrals/defaults, or 40% of the security’s underlying collateral, to date. During the first quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 21% over its remaining life, the security’s current amortized cost (19% of current par) and the Company’s intent and ability to hold the security until recovery, the Company believes that no OTTI charges are warranted at this time.

The amount related to credit losses on debt securities held at March 31, 2012 for which a portion of an OTTI was recognized in other comprehensive income was $0.1 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Portfolio Maturities

The maturities of the investments in debt securities at March 31, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)

Within 1 year	$49,463	$49,972
After 1 year through 5 years	117,925	118,673
After 5 years through 10 years	67,416	70,032
Over 10 years	222,474	221,545
	$457,278	$460,222

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At March 31, 2012, issuers of debt securities with an estimated fair value of approximately $52.6 million had the right to call or prepay the obligations, the scheduled maturities of which were $42.9 million after one through five years, $0.7 million after five years though ten years and $9.1 million after ten years. MBS and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.

Security Sales

Sales of investment securities are summarized in the table below. There were no writedowns.

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Sales of debt securities:
Proceeds from sales	$—	$124
Gross gains from sales	—	80

(5)     Restricted Equity Securities

Restricted equity securities are as follows:

	March 31,	December 31,
	2012	2011
	(In Thousands)

FHLBB stock	$52,185	$37,914
Federal Reserve Bank of Boston stock	994	994
Massachusetts Savings Bank Life Insurance Company stock	253	253
Other stock	122	122
	$53,554	$39,283

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

At March 31, 2012 and December 31, 2011, FHLBB stock is recorded at its carrying value, which management believes approximates its fair value based upon the fact that dividends were resumed in 2011, albeit at lower payment rates. Additionally, at February 22, 2012, the FHLBB announced preliminary unaudited financial results for 2011. The FHLBB was classified as “adequately capitalized” by its regulator at March 31, 2012, effected the repurchase of $250 million of capital stock in March 2012, and, in April 2012, declared a dividend of 52 basis points, up from an average 30 basis points in 2011. At March 31, 2012, the Company’s investment in FHLBB stock exceeded its required investment by $15.7 million.

The FHLBB has announced its intent to declare modest dividends throughout 2012 but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB’s private-label MBS or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.

(6)               Loans and Leases

A summary of loans and leases follows:

	March 31, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$716,707	$455,161	$1,171,868	$668,790	$79,531	$748,321
Multi-family	487,387	108,898	596,285	466,171	15,021	481,192
Construction	51,809	25,678	77,487	36,081	4,694	40,775
Total commercial real estate loans	1,255,903	589,737	1,845,640	1,171,042	99,246	1,270,288
Commercial loans and leases:
Commercial	135,411	223,333	358,744	124,534	26,277	150,811
Equipment financing	266,747	76,845	343,592	245,020	—	245,020
Condominium association	45,872	—	45,872	46,927	—	46,927
Total commercial loans and leases	448,030	300,178	748,208	416,481	26,277	442,758
Auto loans	565,520	62	565,582	560,378	72	560,450
Consumer loans:
Residential	320,115	170,703	490,818	310,551	38,868	349,419
Home equity	73,041	189,538	262,579	66,644	9,883	76,527
Other consumer	5,560	1,333	6,893	5,292	480	5,772
Total consumer loans and leases	398,716	361,574	760,290	382,487	49,231	431,718
Total loans excluding deferred loan origination costs	2,668,169	1,251,551	3,919,720	2,530,388	174,826	2,705,214
Deferred loan origination costs:
Auto	13,040	—	13,040	12,900	—	12,900
Equipment financing	1,220	—	1,220	1,098	—	1,098
Other loans	1,538	—	1,538	1,609	—	1,609
Total loans and leases	$2,683,967	$1,251,551	$3,935,518	$2,545,995	$174,826	$2,720,821

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island with the exception of equipment financing, 52.9% of which is in the greater New York/New Jersey metropolitan area and northeastern states and 47.1% of which is in other areas of the United States of America.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

At March 31, 2012 and December 31, 2011, $2.2 million and $5.3 million, respectively, in residential mortgage loans held for sale were included in other assets.

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)

Balance at beginning of period	$1,369	$—
Acquisitions	(81,503)	2,504
Accretion	6,213	(92)
Balance at end of period	$(73,921)	$2,412

Related Party Loans

The Banks’ authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks’ capital. In addition, the extensions of credit in excess of certain limits must be approved by the Banks’ Board of Directors. The following table summarizes the change in the total amounts of loans and advances, all of which were performing at March 31, 2012 and December 31, 2011, to directors, executive officers and their affiliates during the three months ended March 31, 2012 and the year ended December 31, 2011:

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
	(In Thousands)

Balance at beginning of period	$16,428	$16,399
Acquired loans	2,848	222
New loans granted during the period	—	288
Repayments	(13,327)	(481)
Balance at end of period	$5,949	$16,428

Loan and Lease Participations

The Company periodically enters into loan and lease participations with third parties. In accordance with GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s unaudited consolidated financial statements. In some cases, the Company has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. There are no servicing assets or liabilities recorded in the Company’s unaudited consolidated financial statements at March 31, 2012 or December 31, 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Recourse Obligations

As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0%. At March 31, 2012, a liability for the recourse obligation of $20,000 was included in the Company’s unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

(7)                   Allowance for Loan and Lease Losses

A summary of the aggregate movements in the allowance for loan and lease losses for the periods indicated follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Balance at beginning of period	$31,703	$29,695
Provision for loan and lease losses	3,247	1,059
Charge-offs	(788)	(966)
Recoveries	266	260
Balance at end of period	$34,428	$30,048

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The following table presents the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Balance at beginning of period:
Commercial real estate	$15,477	$12,398
Commercial	5,997	5,293
Auto	5,604	6,952
Consumer	1,577	1,638
Unallocated	3,048	3,414
Total balance at beginning of period	31,703	29,695
Provision (credit) for loan and lease losses:
Commercial real estate	1,319	601
Commercial	1,344	359
Auto	344	119
Consumer	255	(49)
Unallocated	(15)	29
Total provision for loan and lease losses	3,247	1,059
Charge-offs:
Commercial	(341)	(339)
Auto	(439)	(626)
Consumer	(8)	(1)
Total charge-offs	(788)	(966)
Recoveries:
Commercial real estate	40	—
Commercial	78	89
Auto	147	169
Consumer	1	2
Total recoveries	266	260
Balance at end of period:
Commercial real estate	16,836	12,999
Commercial	7,078	5,402
Auto	5,656	6,614
Consumer	1,825	1,590
Unallocated	3,033	3,443
Total balance at end of period	$34,428	$30,048

The liability for unfunded credit commitments, which is included in other liabilities, was $0.9 million at March 31, 2012 and $0.8 million at December 31, 2011. During the three months ended March 31, 2012, the liability for unfunded credit commitments increased by $0.1 million due to the addition of unfunded credit commitments as a result of the BankRI acquisition. During the three months ended March 31, 2011, the liability for unfunded credit commitments increased by $0.1 million as a result of inclusion of First Ipswich’s liability for unfunded commitments, $6,000 of which was charged to the provision for credit losses in March 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Allowance for Loan and Lease Loss Methodology

Management has established a methodology to determine the adequacy of the allowance for loan and lease losses that assesses the risks and losses inherent in the loan and lease portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following pools: (1) commercial real estate loans, (2) commercial loans and leases, (3) auto loans and (4) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans and leases are divided into three classes: commercial loans and leases, equipment financing loans and loans to condominium associations. The auto loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

Credit Quality Assessment

Acquired Loans and Leases

Upon acquiring a loan portfolio, the Company reviews and assigns risk ratings to all commercial and commercial real estate loans in accordance with the Company’s policy, which may differ in certain respects from the risk rating policy of the acquired company. The length of time necessary to complete this process varies based on the size of the acquired portfolio, the quality of the documentation maintained in the underlying loan files, and the extent to which the acquired company followed a risk-rating approach comparable to the Company’s. As a result, while acquired loans are risk-rated, there are occasions when such ratings may be deemed “preliminary” until the Company’s re-rating process has been completed.

In contrast to originated loans, risk ratings for acquired loans are not directly considered in the establishment of the allowance for loan and lease losses. Rather, acquired loans are initially recorded at fair value without carryover of pre-acquisition allowances for loan and lease losses. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference,” which includes an estimate of future credit losses expected to be incurred over the life of the portfolio.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool using the effective-yield method. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level in accordance with the applicable accounting model for such loans and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan and lease losses recognized subsequent to acquisition.

Subsequent to acquisition and for those loans accounted for on a cash flow basis, the estimate of cash flows expected to be collected is regularly re-assessed. These re-assessments involve the use of key assumptions and estimates, similar to those used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by changes in the expected principal and interest payments over the estimated life, changes in prepayment assumptions, and changes in interest rate indices for variable rate loans.

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan and lease losses by a charge to the provision for credit

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

losses. An increase in expected cash flows in subsequent periods reduces any previously established allowance for loan and lease losses by the increase in the present value of cash flows expected to be collected and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of the accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within non-interest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed troubled debt restructurings as the pool, and not the individual loan, represents the unit of account.

There were no decreases in credit quality of acquired loans at March 31, 2012 and December 31, 2011, and therefore there was no allowance for losses on acquired loans.

Originated Loans and Leases

Commercial Real Estate Loans — At March 31, 2012, loans outstanding in the three commercial real estate loan classes, expressed as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: commercial real estate mortgage loans — 30%, multi-family mortgage loans — 15% and construction loans — 2%.

Loans in this portfolio segment that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based primarily on historic loan loss experience and an assessment of internal and external factors. Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 27 years. The Company has a long history of low frequency of loss in this loan class. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston and Providence metropolitan areas and the effect the local economies could have on the collectability of those loans. While unemployment in the greater Boston metropolitan area is not as high as in other parts of the United States, it is nonetheless elevated in relation to historic trends. Further, the medical and education industries are major employers in the greater Boston metropolitan area. Unemployment in Rhode Island remains high relative to other parts of the United States.

Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston and Providence metropolitan areas remain elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of loans outstanding in 2011 and 2012, the increase in loans delinquent over 30 days from $9.4

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

million (0.74% of loans outstanding) at December 31, 2011 to $13.3 million (0.72%) at March 31, 2012, the addition of new loan officers and the increase in criticized loans from $31.6 million at December 31, 2011 to $33.5 million at March 31, 2012. For further discussion of criticized loans, see “Credit Quality Information” below.

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

Commercial Loans and Leases — At March 31, 2012, loans and leases outstanding in the three commercial loan/lease classes, expressed as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: commercial loans — 9%, equipment financing loans — 9% and loans to condominium associations — 1%.

The Company utilizes an eight-grade rating system in its evaluation of commercial and commercial real estate loans and leases. At the time of origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel. Loans rated “pass” (risk ratings 1 through 4) are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. “Criticized” loans (risk ratings 5 through 8) include loans on watch, troubled debt restructured loans, loans on nonaccrual and other impaired loans. These loans have a higher likelihood of loss.

Loans and leases in this portfolio segment that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based on historic loan and lease loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan and lease charge-offs and recoveries by class covering 19 years for commercial loans and leases, six years for equipment financing loans and twelve years for loans to condominium associations.

Commercial loan and lease losses have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. The risk characteristics described in the above subsection on commercial real estate loans regarding concentration of outstanding loans within the greater Boston and Providence metropolitan areas and the status of the local economies are also applicable to the commercial loan and lease and the condominium association loan classes. Until the economy improves sufficiently, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

Regarding loans to condominium associations, loan proceeds are generally used for capital improvements and loan payments are generally derived from ongoing association dues or special assessments. While the loans are unsecured, associations are permitted statutory liens on condominium units when owners do not pay their dues or special assessments. Proceeds from the subsequent sale of an owner unit can sometimes be a source for payment of delinquent dues and assessments. Sales prices and the volume of sales of condominium units have remained depressed over the last two years. Accordingly, the risk of loss from loans to condominium associations has increased. These factors have been considered in determining the amount of allowance for loan and lease losses established for this loan class.

The Company’s equipment financing loans are concentrated in the financing of coin-operated laundry, dry cleaning, fitness and convenience store equipment, and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States. The loans are considered to be of higher risk because the borrowers are typically small-business owners who operate with limited financial resources and are

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of loans outstanding in 2011 and 2012, the increase in loans delinquent over 30 days from $2.2 million (0.91% of loans outstanding) at December 31, 2011 to $3.2 million (0.94%) at March 31, 2012, and the increase in the total criticized loans from $6.9 million at December 31, 2011 to $7.6 million at March 31, 2012.

Auto Loans — At March 31, 2012, auto loans (excluding deferred loan origination costs) equaled 15% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this segment is based primarily on borrowers’ credit scores (generally a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data is gathered on loan originations by year broken down into the following ranges of borrower credit scores: above 700, between 660 and 700, and below 660. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores below 660. The breakdown of the amounts shown in the above table is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit score of certain borrowers may have deteriorated since the time the loan was originated. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

The percentages of loans made to borrowers with credit scores below 660 were 2.0% in 2010, 3.8% in 2011 and 3.3% at March 31, 2012. Despite continued economic weakness and high unemployment, net loan charge-offs were $3.0 million (0.55% of average loans outstanding) in 2010, $1.5 million (0.26%) in 2011 and $0.3 million (0.05%) in 2012.

Consumer Loans — At March 31, 2012, loans outstanding within the three classes, as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: residential mortgage loans — 13%, home equity loans — 7% and other consumer loans — less than 1%.

The loan-to-value ratio is the credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at March 31, 2012 and December 31, 2011 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at March 31, 2012 and December 31, 2011 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

Continued economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral has resulted in an increase in net loan charge-offs from $0.3 million at December 31, 2011 to $0.5 million at March 31, 2012. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. Additionally, the risk of loss on a home equity loan is higher

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the table. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at March 31, 2012. If the local economy weakens further, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Credit Quality Information

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at March 31, 2012 by credit quality indicator.

	Commercial Real Estate	Multi- Family	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Loan rating:
Pass	$1,062,588	$577,577	$73,169	$328,524	$335,962	$45,872	$6,561
Criticized	29,240	4,273	8	6,220	7,630	—	10
Acquired loans	80,040	14,435	4,310	24,000	—	—	322
	$1,171,868	$596,285	$77,487	$358,744	$343,592	$45,872	$6,893

	Auto		Residential	Home Equity
	(In Thousands)		(In Thousands)
Credit score:		Loan-to-value ratio:
Over 700	$476,024	Less than 50%	$106,564	$66,028
661-700	68,456	50% - 69%	185,326	64,397
660 and below	18,850	70% - 79%	126,358	49,655
Data not available	2,252	80% and over	29,216	42,782
	$565,582	Data not available	6,323	30,604
		Acquired	37,031	9,113
			$490,818	$262,579

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2011 by credit quality indicator.

	Commercial Real Estate	Multi- Family	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Loan rating:
Pass	$663,977	$444,827	$36,081	$124,312	$239,043	$46,912	$5,292
Criticized	4,813	21,344	—	222	5,977	15	—
Acquired loans	79,531	15,021	4,694	26,277	—	—	480
	$748,321	$481,192	$40,775	$150,811	$245,020	$46,927	$5,772

	Auto		Residential	Home Equity
	(In Thousands)		(In Thousands)
Credit score:		Loan-to-value ratio:
Over 700	$471,317	Less than 50%	$77,846	$26,923
661-700	68,074	50% - 69%	118,993	19,532
660 and below	21,059	70% - 79%	98,007	16,734
	$560,450	80% and over	15,705	3,455
		Acquired	38,868	9,883
			$349,419	$76,527

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans	Loans Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans
	(In Thousands)
Commercial real estate	$578	$—	$9,197	$9,775	$1,082,053	$1,091,828	$9,197	$—
Multi-family	1,085	314	2,161	3,560	578,290	581,850	1,841	2,634
Construction	—	—	—	—	73,177	73,177	—	—
Commercial	1,562	315	2,833	4,710	330,034	334,744	1,485	2,146
Equipment financing	1,936	1,097	199	3,232	340,360	343,592	77	1,226
Condominium association	—	—	—	—	— 45,872	45,872	—	13
Auto	3,244	247	—	3,491	562,028	565,519	—	27
Residential	1,336	472	5,493	7,301	446,486	453,787	5,353	2,999
Home equity	723	1,085	164	1,972	251,494	253,466	163	299
Other consumer	1	—	—	1	6,570	6,571	—	10
Acquired loans	119	—	1,107	1,226	168,088	169,314	56	2,647
	$10,584	$3,530	$21,154	$35,268	$3,884,452	$3,919,720	$18,172	$12,001

	At December 31, 2011
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans	Loans Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans
	(In Thousands)
Commercial real estate	$2,810	$—	$2,864	$5,674	$663,116	$668,790	$2,864	$—
Multi-family	1,292	—	2,454	3,746	462,425	466,171	1,074	1,380
Construction	—	—	—	—	36,081	36,081	—	—
Commercial	42	57	647	746	123,788	124,534	647	—
Equipment financing	251	49	1,925	2,225	242,795	245,020	—	1,925
Condominium association	—	—	15	15	46,912	46,927	—	15
Auto	5,468	645	111	6,224	554,226	560,450	—	111
Residential	2,174	277	1,327	3,778	306,773	310,551	—	1,327
Home equity	124	—	98	222	66,421	66,643	—	98
Other consumer	36	2	10	48	5,244	5,292	—	10
Acquired loans	615	40	3,226	3,881	170,874	174,755	184	2,664
	$12,812	$1,070	$12,677	$26,559	$2,678,655	$2,705,214	$4,769	$7,530

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Loans and leases past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Impaired Loans and Leases

The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan or lease is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan or lease is not in doubt and the loan or lease is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans and leases in the period reported.

	At March 31, 2012			Three Months Ended March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$5,766	$7,050	$—	$5,828	$77
Commercial	4,454	5,321	—	4,981	45
Auto	—	—	—	—	—
Consumer	3,380	3,464	—	3,356	29
	13,600	15,835	—	14,165	151
With an allowance recorded:
Commercial real estate	568	568	61	493	11
Commericial	2,351	2,351	113	1,787	42
Consumer	2,318	2,318	294	2,319	29
	5,237	5,237	468	4,599	82
Total	$18,837	$21,072	$468	$18,764	$233

	At December 31, 2011			Three Months Ended March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$3,439	$4,239	$—	$3,439	$13
Commercial	2,883	3,893	—	2,182	58
Auto	158	158	—	102	—
Consumer	4,403	4,403	—	4,589	52
	10,883	12,693	—	10,312	123
With an allowance recorded:
Commercial real estate	—	—	—	—	—
Commercial	1,178	1,318	413	921	9
Consumer	348	348	35	346	3
	1,526	1,666	448	1,267	12
Total	$12,409	$14,359	$448	$11,579	$135

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The following tables present information regarding the Banks’ impaired and non-impaired loans and leases:

	As of March 31, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		ASC 310-30 Acquired Loans and Leases		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$6,334	$61	$1,462,640	$16,775	$376,666	$—	$1,845,640	$16,836
Commercial	6,805	113	626,950	6,965	114,453	—	748,208	7,078
Auto	—	—	565,520	5,656	62	—	565,582	5,656
Consumer	5,698	294	632,832	1,531	121,760	—	760,290	1,825
Unallocated	—	—	—	3,033	—	—	—	3,033
Total	$18,837	$468	$3,287,942	$33,960	$612,941	$—	$3,919,720	$34,428

	As of December 31, 2011
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		ASC 310-30 Acquired Loans and Leases		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$2,902	$—	$1,168,492	$15,477	$98,894	$—	$1,270,288	$15,477
Commercial	3,945	190	412,536	5,807	26,277	—	442,758	5,997
Auto	111	—	560,339	5,604	—	—	560,450	5,604
Consumer	3,465	35	379,021	1,542	49,232	—	431,718	1,577
Unallocated	—	—	—	3,048	—	—	—	3,048
Total	$10,423	$225	$2,520,388	$31,478	$174,403	$—	$2,705,214	$31,703

At March 31, 2012, loans and leases individually and collectively evaluated for impairment included $639 million of acquired loans accounted for under ASC 310-20 for which there are no allowance for loan and lease losses, given that there has been no further credit deterioration since the date of acquisition.  At December 31, 2011, there were no ASC 310-20 acquired loans or leases individually and collectively evaluated for impairment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Troubled Debt Restructured Loans and Leases

The following tables set forth information pertaining to troubled debt restructurings.

	Three Months Ended March 31, 2012
		Recorded Investment		Defaulted		Remodification
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate	5	$6,513	$6,371	—	$—	1	$351
Multi-family	2	1,008	964	—	—	—	—
Commercial	2	163	159	—	—	—	—
Equipment financing	24	3,275	3,264	2	551	1	31
Residential	15	3,030	3,023	1	402	2	491
Total	48	$13,989	$13,781	3	$953	4	$873

	Year Ended December 31, 2011
		Recorded Investment		Defaulted		Remodification
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate	3	$1,848	$1,823	—	$—	—	$—
Multi-family	2	1,754	1,637	1	29	2	1,637
Commercial	1	66	66	—	—	—	—
Equipment financing	15	1,857	1,742	3	365	5	506
Residential	11	2,161	2,157	2	491	4	987
Total	32	$7,686	$7,425	6	$885	11	$3,130

There was no significant financial impact from the modification of performing or non-performing loans or leases for the three months ended March 31, 2012. Allowances for loan and lease losses associated with troubled debt restructurings are immaterial. There were no charge-offs to the loans or leases included in the tables during the modification process. As of March 31, 2012, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

(8)               Borrowed Funds

Borrowed funds are comprised of the following:

	March 31, 2012	December 31, 2011
	(In Thousands)

FHLBB advances	$698,671	$498,570
Repurchase agreements	45,450	8,349
Subordinated debentures	12,246	—
Other borrowings	2,169	—
Total borrowed funds	$758,536	$506,919

The FHLBB advances are secured by a blanket security agreement which requires the Company to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

Due to the acquisition of Bancorp Rhode Island, Inc., the Company inherited three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. The three subordinated debentures are summarized below:

Issue Date	Rate	Maturity Date	Next Call Date	Carrying Amount
(Dollars in Thousands)

February 22, 2001	Fixed; 10.2%	February 22, 2031	August 22, 2012	$3,225
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2012	4,608
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 17, 2012	4,413

(9)               Derivatives and Hedging Activities

The Company may use interest rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value or derivative cash flow hedges at March 31, 2012 or December 31, 2011.

Derivatives not designated as hedges are not speculative but rather result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating rate loan payments to fixed rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments.

As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2012, the Company had 10 interest-rate swaps with an aggregate notional amount of $33.8 million related to this program.  During the three months ended March 31, 2012, the Company recognized net gains of $24,000 related to changes in the fair value of these swaps.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited consolidated balance sheets as of March 31, 2012:

Asset Derivatives
March 31, 2012
(In Thousands)
Other Assets
Total derivatives (interest-rate products) not designed as hedging instruments	$1,284

Liability Derivatives
March 31, 2012
(In Thousands)
Other Liabilities
Total derivatives (interest-rate products) not designed as hedging instruments	$1,347

The table below presents the effect of the Company’s derivative financial instruments on the unaudited consolidated income statements for the three months ended March 31, 2012:

		Amount of Gain Recognized in Income on Derivative (1)
Derivatives Not Designed as	Location of Gain Recognized	Three Months Ended
Hedging Instruments	in Income on Derivative	March 31, 2012
		(In Thousands)

Interest-rate products	Loan-related fees	$24

(1)         The amount of gain recognized in income represents changes related to the fair value of the interest rate products.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2012, the Company has posted collateral of $0.8 million in the normal course of business.

The Company has agreements with certain of its derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness or if the Company fails to maintain its status as a well-capitalized institution.

(10)        Commitments and Contingencies

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the unaudited consolidated balance sheet. The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments assuming that the commitments are fully funded at a later date, the borrower can meet contracted repayment obligations and any collateral or other security proves to be worthless. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at the dates indicated are as follows:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$91,343	$85,035
Commercial	123,431	38,987
Residential mortgage	15,395	8,946
Unadvanced portion of loans and leases	419,254	197,156
Unused lines of credit:
Home equity	87,361	82,770
Other consumer	7,830	5,095

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

Legal Proceedings

Empire Litigation

On June 5, 2008, Empire Merchandising Corp. (“EMC”) and Joseph Pietrantonio (collectively, the “Plaintiffs”) filed a complaint in the Providence County Superior Court against BankRI and EMC’s outside accountants, Bernard Labush and Stevan H. Labush, alleging damages arising out of an embezzlement scheme perpetrated by EMC’s bookkeeper beginning around January 2004 and continuing until September 2005. The Plaintiffs asserted the following causes of action against the Company: breach of contract, breach of implied covenant of good faith and fair dealing, negligence, infliction of emotional distress, unjust enrichment and interference with advantageous relationship. The Company denied any liability and asserted a counterclaim seeking repayment of indebtedness due under the line of credit and the personal guaranty of Mr. Pietrantonio. The case was tried before a jury in February 2011. On March 10, 2011, the jury returned a verdict against the Company, finding that the Company was negligent and had breached the line of credit agreement with EMC and that the Company had intentionally inflicted emotional distress on Mr. Pietrantonio. The jury awarded damages of $1.4 million to EMC for the loss of the business and $0.5 million to Mr. Pietrantonio for lost wages and emotional distress, and the Superior Court judge awarded the Plaintiffs interest in the amount of $1.3 million. This verdict was reduced by approximately $0.1 million following the hearing on post-trial motions. The Company filed a notice of appeal and the Company is pursuing an appeal of the judgment to the Rhode Island Supreme Court. After receiving the Court’s verdict, the Company requested reimbursement from its insurance carrier for $3.3 million of the verdict. The insurance company declined payment. BankRI accrued for this verdict in full at December 31, 2011. This matter was

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

recently settled in the total amount of $2.8 million and it is expected that this settlement will be finalized in the next 30 to 60 days.

Flanagan Litigation

On October 20, 2010, Peter Flanagan (“Flanagan”) filed a complaint in the United States District Court, District of Rhode Island, against Bancorp Rhode Island, Inc. and certain officers and directors of the Company alleging wrongful termination in the form of a whistleblower claim pursuant to the Sarbanes-Oxley Act of 2002 and the Rhode Island Whistleblower Protection Act. Flanagan seeks unspecified damages. On May 9, 2011, Flanagan amended the complaint to include a claim pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. This matter is currently pending in federal court.

(11)        Earnings per Share

The following table is a reconciliation of basic earnings per share (“EPS”) and diluted EPS:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Amounts)
Numerator:
Net income	$6,349	$6,349	$7,267	$7,267

Denominator:
Weighted average shares outstanding	69,664,619	69,664,619	58,611,488	58,611,488
Effect of dilutive securities	—	1,254	—	6,821
Adjusted weighted average shares outstanding	69,664,619	69,665,873	58,611,488	58,618,309

EPS	$0.09	$0.09	$0.12	$0.12

On January 3, 2012, the Company issued approximately 11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island, Inc. (refer to Note 3, “Acquisition,” for more information).

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

(12)   Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2012.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

	Carrying Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets
Securities available-for-sale:
GSEs	$—	$127,881	$—	$127,881
Municipal obligations	—	1,306	—	1,306
Auction-rate municipal obligations	—	—	2,490	2,490
Corporate debt obligations	—	32,533	—	32,533
Trust preferred securities	—	2,489	946	3,435
GSE CMOs	—	5,567	—	5,567
GSE MBS	—	276,370	—	276,370
Private-label CMO	—	10,219	—	10,219
SBA commercial loan asset-backed securities	—	421	—	421
Marketable equity securities	1,276	—	—	1,276
Total securities available-for-sale	$1,276	$456,786	$3,436	$461,498

Interest-rate swaps	$—	$1,284	$—	$1,284

Liabilities
Interest-rate swaps	$—	$1,347	$—	$1,347

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets
Securities available-for-sale:
GSEs	$—	$93,069	$—	$93,069
Municipal obligations	—	1,303	—	1,303
Auction-rate municipal obligations	—	—	2,490	2,490
Corporate debt obligations	—	41,354	—	41,354
Trust preferred securities	—	2,285	718	3,003
GSE MBS	—	71,504	—	71,504
GSE CMOs	—	3,025	—	3,025
Private-label CMO	—	378	—	378
SBA commercial loan asset-backed securities	—	443	—	443
Marketable equity securities	862	—	—	862
Total securities available-for-sale	$862	$213,361	$3,208	$217,431

Securities Available-for-Sale

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

Interest Rate Swaps

The fair values for the interest rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 9, “Derivatives and Hedging Activities.”

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at March 31, 2012.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)

Auction-Rate Municipals	$2,490	Discounted Cashflow	Discount rate	0-4%	3.0%

Pooled Trust Preferred Securities	$946	Discounted Cashflow	Cumulative default	0-100%	46.7
					%
			Cure given deferral/ default	0-15%	7.0%
			Discount rate	6-59%	16.3%

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(Dollars in Thousands)

Securities available for sale, beginning of period	$3,208	$3,603
Acquired, BankRI	184	—
Principal paydowns and other	(4)	(4)
Total unrealized gains included in other comprehensive income	48	118
Securities available for sale, end of period	$3,436	$3,717

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2012 or 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are summarized below:

	Carrying Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	18,144	$—	$18,144
Building held for sale	—	6,046	—	6,046
Other real estate owned	—	2,207	—	2,207
Repossessed vehicles and equipment	—	440	—	440
	$—	$26,837	$—	$26,837

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$3,654	$—	$3,654
Other real estate owned	—	845	—	845
Repossessed vehicles and equipment	—	421	—	421
	$—	$4,920	$—	$4,920

Collateral-Dependent Impaired Loans and Leases

For non-performing loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs.

Building Held For Sale

The building held for sale is carried at estimated fair value less costs to sell based on a pending sale and recent appraisal (Level 2).

Other Real Estate Owned

The Company records other real estate owned at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs.

Repossessed Vehicles and Equipment

Repossessed vehicles and repossessed equipment are carried at estimated fair value less costs to sell based on auction pricing (Level 2).

There were no transfers between levels for assets recorded at fair value on a non-recurring basis during 2012 or 2011.

Summary of Estimated Fair Values of Financial Instruments

Other Securities

The fair value of other securities are estimated using pricing models or are based on comparisons to market prices of similar securities and considered to be Level 3.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

Loans and Leases

The fair value of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, auto, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed, variable) and payment status (performing, non-performing). The Company then discounted the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

Deposits

The fair values of deposit liabilities with no stated maturity (demand, NOW, savings and money market savings accounts) are equal to the carrying amounts payable on demand. The fair value of certificates of deposit represents contractual cash flows discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the Company’s core deposit relationships (deposit-based intangibles).

Borrowed Funds

The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FHLBB advances and repurchase agreements represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The fair values reported for retail repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities. The fair values reported for subordinated deferrable interest debentures are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar terms and maturities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2012 and 2011

The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying	Estimated	Level 1	Level 2	Level 3
	Value	Fair Value	Inputs	Inputs	Inputs
	(In Thousands)
March 31, 2012
Financial assets:
Other securities	$500	$500	$—	$—	$500
Loans and leases, net	3,901,090	3,911,977	—	—	3,911,977
Financial liabilities:
Certificates of deposit	1,061,548	1,069,484	—	1,069,484	—
Borrowed funds	758,536	775,666	—	775,666	—

December 31, 2011
Financial assets:
Other securities	$—	$—	$—	$—	$—
Loans and leases, net	2,689,118	2,706,534	—	—	2,706,534
Financial liabilities:
Certificates of deposit	805,672	812,681	—	812,681	—
Borrowed funds	506,919	522,541	—	522,541	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding the Company’s intent, belief or expectations with respect to economic conditions, trends affecting the Company’s financial condition or results of operations, and the Company’s exposure to market, interest-rate and credit risk.

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other filings submitted to the Securities and Exchange Commission.  Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Brookline Bancorp, Inc. (the “Company”), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island (“BankRI”) and its subsidiaries; The First National Bank of Ipswich (“First Ipswich”) and its subsidiaries; and Brookline Securities Corp.

As a commercially-focused financial institution with 44 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. Specialty lending activities include indirect automobile loans as well as equipment financing in the New York/New Jersey metropolitan area and elsewhere.

The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company’s customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors.  As full-service financial institutions, the Banks and their subsidiaries focus on the continued acquisition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management.  The Company’s multi-bank structure retains the local-bank orientation while relieving local bank management of the responsibility for most back-office functions which are consolidated at the holding-company level.  Branding and decision-making, including credit decisioning and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers.

The Banks compete with a variety of traditional and nontraditional financial service providers both within and outside of Massachusetts and Rhode Island. The Company and Banks are subject to the regulations of certain federal and state agencies and undergo periodic examinations by certain of those regulatory authorities. On April 17, 2012, the Company submitted separate applications to convert Brookline Bank from a federal savings association to a Massachusetts-chartered savings bank and to convert First Ipswich from a national banking association to a Massachusetts-chartered trust company. The Company plans to complete the charter conversions for Brookline Bank and First Ipswich by June 30, 2012.  Additionally, it is anticipated that the Banks will become members of the Board of Governors of the Federal Reserve System (the “FRB”) and that the FRB, upon approval and change, will become the Banks’ primary regulator. The Banks’ deposits are insured by the FDIC, subject to regulatory limits. The Banks are also members of the FHLBB.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2011 Annual Report on Form 10-K and the audited financial statements of Bancorp Rhode Island, Inc. as of and for the periods ended December 31, 2011 and 2010 included in the Company’s Current Report on Form 8-K/A, filed on March 23, 2012, management has identified the accounting for assets and liabilities acquired, accounting for the allowance for loan and lease losses, review of goodwill and intangible assets for impairment, valuation of available for sale securities and income taxes as the Company’s most critical accounting policies.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the operating efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.

Operating earnings exclude from net income acquisition-related and other expenses, by excluding such items, the Company’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, acquisition-related expenses, core system conversion costs, and other charges related to executive-level management separation and severance-related costs, are generally also excluded when calculating the operating efficiency ratio.

In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

Selected Financial Data

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$4,877,124	$3,299,013	$3,057,772
Loans and leases receivable, net	3,901,090	2,689,118	2,494,942
Securities available for sale	461,498	217,431	319,108
Goodwill and identified intangibles, net	164,763	51,013	52,423
Total deposits	3,459,333	2,252,331	2,118,259
Core deposits (1)	2,397,785	1,446,659	1,281,005
Certificates of deposit	1,061,548	805,672	837,254
Total borrowings	758,536	506,919	408,194
Stockholders’ equity	597,531	503,602	497,582

EARNINGS DATA
Interest and dividend income	$52,991	$35,881	$33,443
Interest expense	9,357	7,368	7,503
Net interest income	43,634	28,513	25,940
Provision for credit losses	3,247	842	1,059
Non-interest income	3,595	1,491	1,126
Non-interest expense	32,592	16,520	13,449
Net income	6,349	7,058	7,267

PER COMMON SHARE DATA
Net income — Basic	$0.09	$0.12	$0.12
Net income — Diluted	0.09	0.12	0.12
Operating income — Basic (2)	0.15	0.13	0.12
Operating income — Diluted (2)	0.15	0.13	0.12
Cash dividends declared	0.085	0.085	0.085
Book value per share (end of period)	$8.53	$8.53	$8.47
Tangible book value per share (end of period) (3)	6.18	7.67	7.54
Tangible equity ratio (4)	9.18%	13.93%	14.81%
Stock price:
High	$9.78	$8.74	$11.68
Low	8.37	7.30	9.93
Close (end of period)	9.37	8.44	10.53

PERFORMANCE RATIOS
Net interest margin (5)	3.87%	3.78%	3.77%
Return on average assets (5)	0.52%	0.89%	1.02%
Operating return on average assets (5) (6)	0.85%	0.95%	1.02%
Return on average tangible assets (5)	0.54%	0.90%	1.04%
Return on average stockholders’ equity (5)	4.25%	5.60%	5.85%
Return on average tangible stockholders’ equity (5)	5.86%	6.24%	6.47%
Operating return on average tangible stockholders’ equity (5) (7)	9.53%	6.68%	6.47%
Dividend payout ratio (8)	93.76%	71.10%	69.05%

ASSET QUALITY RATIOS
Non-performing loans and leases as a percentage of total loans and leases	0.30%	0.28%	0.38%
Non-performing assets as a percentage of total assets	0.30%	0.27%	0.35%
Allowance for loan and lease losses as a percentage of total loans and leases	0.87%	1.17%	1.19%

CAPITAL RATIOS
Tier 1 leverage capital ratio	9.27%	14.37%	15.83%
Tier 1 risk-based capital ratio	10.77%	15.91%	17.07%
Total risk-based capital ratio	11.95%	17.05%	18.27%

(1)          Core deposits consist of demand deposit, NOW, money market and savings accounts.

(2)          Operating income per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period.

(3)          Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

(4)          The tangible equity ratio is the ratio of (i) tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) (the numerator) to (ii) tangible assets (total assets less goodwill and other acquisition-related intangibles) (the denominator).

(5)          Annualized.

(6)          Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets.

(7)          Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity.

(8)          The dividend payout ratio is calculated by dividing dividends paid by net earnings for the respective period.

Executive Overview

The Company reported operating net income of $10.3 million, or $0.15 per diluted share, up 36% from the three months ended December 31, 2011.  Operating return on average assets and average stockholders’ equity, at an annualized rate, were 0.85% and 6.90%, respectively, for the three months ended March 31, 2012.  During the first quarter of 2012, the Company’s assets grew 48%, in part, from continued annualized loan growth of 9% at Brookline Bank from December 31, 2011 and, in part, as a result of the acquisition of Bancorp Rhode Island, Inc. and BankRI on January 1, 2012.

At Brookline Bank commercial real estate loans were up 11% from December 31, 2011 and 15% from March 31, 2011 on an annualized basis; commercial loans were up 13% from December 31, 2011 and 19% from March 31, 2011 on an annualized basis; and consumer loans were up 9% from December 31, 2011 and 8% from March 31, 2011 on an annualized basis.  The acquisition of BankRI added $1.1 billion in net loans as of January 1, 2012.

Brookline Bank continued to enjoy strong deposit growth with total deposits at the Bank up 10% from December 31, 2011 and March 31, 2011 on an annualized basis.  With the acquisition of $1.2 billion in deposits acquired from BankRI, the Company’s core deposits increased as a percentage of total deposits from 60% at March 31, 2011 to 64% at December 31, 2011 to 69% at March 31, 2012.

Credit quality remains strong.  Although nonperforming loans and leases increased to $12.0 million at March 31, 2012 from $7.5 million at December 31, 2011, largely as a result of  an additional $2.2 million in nonperforming loans due to the acquisition of BankRI, non-accrual loans as a percentage of total loans increased only slightly, from 0.28% at December 31, 2011 to 0.30% at March 31, 2012, and remain below the 0.38% reported at March 31, 2011.

Net charge-offs remained low, at an annualized rate of 0.05% to average loans of $4.5 billion in the quarter ended March 31, 2012, up only slightly from 0.04% for the quarter ended December 31, 2011 and down from 0.12% for the quarter ended March 31, 2011.  Delinquencies as a percent of total loans declined from December 31, 2011 (0.98%) to March 31, 2012 (0.90%).

Net interest margin remains strong as well at 3.87%, on a linked-quarter and quarter-over-quarter basis.  Although the yield on total earning assets declined from 4.88% at March 31, 2011 to 4.70% at March 31, 2012, the impact of this decline on net interest income was offset by the further reduction in the Company’s overall cost of funds, from 1.40% at March 31, 2011 to 1.02% at March 31, 2012 and by the growth in earning assets.  Despite the strength of the Company’s net interest margin, competitive pressure and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds, continues to place significant pressure on the Company’s net interest margin and net interest income.

Non-interest income increased from $1.1 million to $3.6 million on a quarter-over-quarter basis, or 219%.  This increase primarily reflects the inclusion of three full months in 2012 deposit fees from BankRI and First Ipswich.

Non-interest expense for the quarter increased $16.1 million at March 31, 2012 on a linked-quarter basis, and includes $5.4 million of pre-tax acquisition-related expenses associated with the BankRI acquisition and a full quarter’s expenses in 2012 for BankRI and First Ipswich, acquired on March 1, 2011.

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements.  The Company’s Tier 1 leverage ratio was 9.27% at March 31, 2012.  Brookline Bancorp, Inc.’s tangible equity ratio of 9.2%, down from 13.9% at December 31, 2011 and 14.8% at March 31, 2011 reflects the Company’s improved deployment of capital for enhanced profit generation.

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”) and operating return on average assets:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$6,349	$7,058	$7,267
Adjustments to arrive at operating earnings:
Acquisition-related expenses	5,396	292	—
Other	—	548	—
Total pre-tax adjustments	5,396	840	—
Tax effect	(1,424)	(341)	—
Total adjustments, net of tax	3,972	499	—
Operating earnings	$10,321	$7,557	$7,267

Earnings per share, as reported	$0.09	$0.12	$0.12
Adjustments to arrive at operating earnings per share:
Acquisition-related expenses	0.06	—	—
Other	—	0.01	—
Total adjustments per share	0.06	0.01	—
Operating earnings per fully dilutive share	$0.15	$0.13	$0.12

Average total assets	$4,860,895	$3,185,458	$2,841,228
Operating return on average assets (annualized)	0.85%	0.95%	1.02%

The following table summarizes the Company’s operating return on average tangible stockholders’ equity:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)

Operating earnings	$10,321	$7,557	$7,267
Average stockholders’ equity	597,978	504,511	497,112
Less: Average goodwill and average other acquisition-related intangibles	164,763	51,789	47,688
Average tangible stockholders’ equity	$433,215	$452,722	$449,424
Operating return on average tangible stockholders’ equity (annualized)	9.53%	6.68%	6.47%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share derived from amounts reported in the unaudited consolidated balance sheet:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)

Total stockholders’ equity	$597,531	$503,602	$497,582
Less: Goodwill and other acquisition-related intangibles	164,763	51,013	52,423
Tangible stockholders’ equity	$432,768	$452,589	$445,159

Total assets	$4,877,124	$3,299,013	$3,057,772
Less: Goodwill and other acquisition-related intangibles	164,763	51,013	52,423
Tangible assets	$4,712,361	$3,248,000	$3,005,349
Tangible equity ratio	9.18%	13.93%	14.81%

	March 31, 2012	December 31, 2011	March 31, 2011
	(In Thousands, Except Per Share Data)

Tangible stockholders’ equity	$432,768	$452,589	$445,159

Common shares issued	75,414,713	64,411,889	64,404,419
Less: Common shares classified as treasury shares	5,373,733	5,373,733	5,373,733
Common shares	70,040,980	59,038,156	59,030,686
Tangible book value per share	$6.18	$7.67	$7.54

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)

Dividends paid	$5,953	$5,018	$5,018

Net income, as reported	$6,349	$7,058	$7,267
Dividend payout ratio	93.76%	71.10%	69.05%

Acquisition of Bancorp Rhode Island, Inc.

On January 1, 2012, the Company acquired Bancorp Rhode Island, Inc., the bank holding company for BankRI and subsidiaries. In connection with the BankRI acquisition, approximately 11 million shares of the Company’s common stock with a fair value of $92.8 million were issued to Bancorp Rhode Island, Inc. shareholders. Cash paid to shareholders, exclusive of stock compensation payouts, was $113.0 million. The Company also assumed $13 million in subordinated debt from BankRI.  For further information, see Notes 3 and 6 to the unaudited consolidated financial statements.

Financial Condition

General

Total assets increased by $1.58 billion since December 31, 2011. Total loans and leases increased by $1.2 billion during the first three months of 2012, $1.1 billion of which related to the acquisition of BankRI. The increase in loans and leases was comprised of an increase in commercial real estate loans of $574.8 million, or 45.2%; an increase in commercial loans and leases of $306.8 million, or 69.1%; an increase in indirect auto loans of $5.3 million, or 0.9%; and an increase in consumer loans of $327.8 million, or 75.8%. Securities available for sale increased by $244.6 million, or 112.5%, since December 31, 2011.

The Company’s core (non-certificate of deposit) deposits increased by $951.1 million, or 65.7%, since year-end, $844.9 million of which related to the acquisition of BankRI. Within this increase, demand deposit accounts increased by $304.7 million, or 135.2%, NOW accounts increased by $71.1 million, or 64.5%; savings accounts increased by $347.0 million, or 210.6%; and money market savings accounts increased by $228.4 million, or 24.1% since year-end. Certificate of deposit accounts (“CDs”) increased by $255.9 million, or 31.8%, since year-end. Borrowings increased by $251.6 million, or 49.6%, since December 31, 2011, $309.9 million of which related to the acquisition of BankRI. Stockholders’ equity as a percentage of total assets was 12.3% and 15.3% at March 31, 2012 and December 31, 2011, respectively.

Loans and Leases

Total loans and leases increased by $1.2 billion since December 31, 2011 and stood at $3.9 billion at March 31, 2012. This increase was across all loan categories and was primarily due to the acquisition of $1.1 billion in loans and leases from BankRI. As a percentage of total assets, loans and leases decreased to 80.7% at March 31, 2012, compared to 82.5% at December 31, 2011. Total loans and leases as of March 31, 2012 are comprised of three broad categories: commercial loans and leases that aggregate $2,596.6 million, or 66.0% of the portfolio; consumer and other loans that aggregate $848.1 million, or 21.6% of the portfolio; and residential mortgage loans and leases that aggregate $490.8 million, or 12.5% of the portfolio.

Commercial Loans and Leases

The commercial loans and leases portfolio (consisting of commercial real estate, commercial and industrial, equipment loans and leases, multi-family real estate, construction and small business loans), before deferred fees, increased $880.8 million, or 51.4%, during the first three months of 2012.  This increase was primarily due to $802.9 million of additional commercial loans and leases resulting from the BankRI acquisition.

The Company’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Since December 31, 2011, owner-occupied commercial real estate loans decreased by $10.9 million, or 3.4%.  The Company’s commercial real estate (“CRE”) group originates non-owner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2011, CRE loans, not including deferred fees, have increased $575.4 million, or 45.3%.

The Company originates equipment loans and leases for its own equipment financing portfolio. Equipment financing leases were $344.8 million and $246.1 million at March 31, 2012 and December 31, 2011, respectively.  Since December 31, 2011, total equipment financing loans and leases, not including deferred fees, increased $98.6 million, or 40.2%, primarily due to the addition of $125.1 million of equipment loans and leases resulting from the BankRI acquisition.

Residential Mortgage Loans and Leases

At March 31, 2012, residential mortgage loans, not including deferred fees, increased $141.4 million, or 162.0% on an annualized basis, to $490.8 million from year-end. During this period, the Company originated $16.4 million of mortgages for the portfolio as well as acquired $140.2 million in residential mortgage loans from the BankRI acquisition. Comparatively, during the first three months of 2011, the Bank originated $23.2 million of mortgages for the portfolio.

Consumer Loans and Leases

The consumer loan and leases portfolio, not including deferred fees, increased $187.2 million, or 227.4%, during the first three months of 2012.  The increase in consumer loans was primarily due to the addition of $192.6 million in consumer loans and leases resulting from the BankRI acquisition.  The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)

Commercial real estate	$1,171,868	$748,321
Multi-family	596,285	481,192
Construction	77,487	40,775
Commercial	358,744	150,811
Equipment financing	343,592	245,020
Condominium association	45,872	46,927
Auto	565,582	560,450
Residential	490,818	349,419
Home equity	262,579	76,527
Other consumer	6,893	5,772
Total (excluding deferred loan origination costs)	$3,919,720	$2,705,214

The Company periodically enters into loan and lease participations with third parties. In accordance with GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s unaudited consolidated financial statements. In some cases, the Company has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation. The Company typically receives just and adequate compensation for its servicing responsibilities.

As a result of the BankRI acquisition, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million.  Historically, delinquency rates for the lease portfolio have been significantly less than 8.0%. At March 31, 2012, a liability for the recourse obligation of $20,000 was included in the Company’s unaudited consolidated financial statements.

Asset Quality

“Nonperforming assets” consist of “nonperforming loans and leases,” other real estate owned (“OREO”) and non-real estate foreclosed assets. “Nonperforming loans and leases” are nonaccrual loans and leases, loans and leases past due 90 days or more but still accruing, and impaired loans. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower. These restructured loans and leases are generally considered “nonperforming loans and leases” until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-real estate foreclosed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company’s unaudited consolidated balance sheets.

Nonperforming Assets

At March 31, 2012, the Company had nonperforming assets of $14.6 million, representing 0.30% of total assets compared to nonperforming assets of $8.8 million, or 0.27% of total assets, at December 31, 2011.

The following table sets forth information regarding nonperforming assets and loans and leases 60-89 days past due as of the dates indicated:

	March 31,	December 31,
	2012	2011
	(In Thousands)

Loans and leases accounted for on a nonaccrual basis	$12,001	$7,530
Other real estate owned	2,207	845
Non-real estate foreclosed assets	440	421
Total nonperforming assets	$14,648	$8,796

Delinquent loans and leases 61-90 days past due	$3,530	$1,070
Restructured loans and leases not included in nonperforming assets	6,692	5,205
Nonperforming loans and leases as a percent of total loans and leases	0.30%	0.28%
Nonperforming assets as a percent of total assets	0.30%	0.27%
Delinquent loans and leases 61-90 days past due as a percent of total loans and leases	0.09%	0.04%

The following table provides further detailed information regarding the types of nonaccrual loans and leases as of the dates indicated:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Nonaccrual loans and leases:
Commercial real estate	$—	$—
Multi-family	2,634	1,380
Construction	—	—
Commercial	2,146	—
Equipment financing	1,226	1,925
Condominium association	13	15
Auto	27	111
Residential	2,999	1,327
Home equity	299	98
Other consumer	10	10
Acquired	2,647	2,664
Total nonaccrual loans and leases	$12,001	$7,530

The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company’s loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.

Watch List Assets

The Company’s management negatively classifies certain assets as “special mention” or “substandard” based on criteria established under banking regulations. These negatively classified loans and leases are collectively referred to as “watch list” assets. Loans and leases classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases categorized as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At March 31, 2012, the Company had $47.4 million of assets that were classified as special mention or substandard. This compares to $32.4 million of assets that were classified as special mention or substandard at December 31, 2011.

Allowance for Loan and Lease Losses

During the first three months of 2012, the Company made provisions to the allowance for loan and lease losses of $3.2 million and experienced net charge-offs of $0.5 million compared to provisions to the allowance for loan and lease losses of $1.1 million and net charge-offs of $0.7 million for the first three months of 2011. The net charge-offs were primarily within the auto loan and lease and commercial loan and lease portfolios. At March 31, 2012, the allowance for loan and lease losses stood at $34.4 million, $1.5 million of which related to newly generated loans at BankRI and represented 0.87% of total loans and leases outstanding. This compares to an allowance for loan and lease losses of $31.7 million and 1.17% of total loans and leases outstanding at December 31, 2011.  The decrease is largely a result of the elimination of BankRI’s allowance for loan and lease losses at acquisition under GAAP.

An analysis of the activity in the allowance for loan and lease losses is as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Balance at beginning of period:
Commercial real estate	$15,477	$12,398
Commercial	5,997	5,293
Auto	5,604	6,952
Consumer	1,577	1,638
Unallocated	3,048	3,414
Total balance at beginning of period	31,703	29,695
Provision (credit) for loan and lease losses:
Commercial real estate	1,319	601
Commercial	1,344	359
Auto	344	119
Consumer	255	(49)
Unallocated	(15)	29
Total provision for loan and lease losses	3,247	1,059
Charge-offs:
Commercial	(341)	(339)
Auto	(439)	(626)
Consumer	(8)	(1)
Total charge-offs	(788)	(966)
Recoveries:
Commercial real estate	40	—
Commercial	78	89
Auto	147	169
Consumer	1	2
Total recoveries	266	260
Balance at end of period:
Commercial real estate	16,836	12,999
Commercial	7,078	5,402
Auto	5,656	6,614
Consumer	1,825	1,590
Unallocated	3,033	3,443
Total balance at end of period	$34,428	$30,048

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $3.0 million at March 31, 2012 compared to $3.0 million at December 31, 2011. Management believes that the allowance for loan and lease losses as of March 31, 2012 is appropriate.

While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for loan and lease losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Investments

Total investments primarily consist of securities available-for-sale, stock in the FHLBB and overnight investments. Total investments comprised $515.6 million, or 10.5% of total assets at March 31, 2012, compared to $256.7 million, or 7.8% of total assets at December 31, 2011, representing an increase of $253.4 million, or 82.7%; $330.2 million of such increase relates to the acquisition of BankRI. Securities available-for-sale are recorded at fair value. At March 31, 2012, the fair value of securities available-for-sale was $461.5 million and carried a total of $3.0 million of net unrealized gains at the end of the quarter, compared to $2.9 million at December 31, 2011.

The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. During the first three months of 2012, the Company did not purchase any securities available-for-sale compared to $25.6 million during the same period in 2011. Maturities, calls and principal repayments totaled $67.8 million for the three months ended March 31, 2012 compared to $25.8 million for the same period in 2011. Additionally, in the first three months of 2012, the Company did not sell any securities available-for-sale compared to sales of $0.1 million and gains of $0.1 million for the same period in 2011.

The change in the unrealized loss of the remaining securities available for sale is due to general market concerns of the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of March 31, 2012. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

Auction-Rate Municipal Obligations

The auction-rate obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. During the recent financial crisis certain third-party insurers experienced financial difficulties and were not able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at March 31, 2012 was $2.5 million with a corresponding net unrealized loss of $0.2 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned fourteen corporate obligation securities with a total fair value of $32.5 million and a total unrealized gain of $0.2 million as of March 31, 2012. All but two of these securities are investment grade. Both securities are currently in unrealized gain positions.

Trust Preferred Securities and PreTSLs

Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles knows as PreTSLs. When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At March 31, 2012, the Company owned four trust preferred securities and three PreTSL pools with a total fair value of $3.4 million and a total net unrealized loss of $0.6 million. Based on an analysis of projected cash flows the Company recorded $0.1 million and $49,000 in other than temporary impairment charges in 2009 and 2010 respectively on these securities. No charges have been recorded since due to the prospects of the trust preferred issuers, the excess subordination on the PreTSLs and the Company’s ability and intent to hold the securities to recovery.

Mortgage Securities

The Company invests in mortgage related securities, including GSE collateralized mortgage obligations, GSE mortgage backed, and private-label collateralized mortgage obligations. As of March 31, 2012, the Company held mortgage related securities with a total fair value of $292.2 million and a net unrealized gain of $2.9 million.

Premises and Equipment

The Company has entered into contracts for capital expenditures associated with the rehabilitation of its new offices in Boston. Commitments total approximately $21 million payable through December 31, 2012, of which $17.9 million has been capitalized at March 31, 2012. The Company plans to relocate in the fourth quarter 2012.

The Company has also entered into contracts associated with the conversion of its core operating systems.  Expenses related to the conversion, maintenance and operation of these systems will total approximately $4.4 million in 2012. Ongoing maintenance and operation contracts extend over seven years. Annual expenses are expected to increase over that period based on volume of transactions. At March 31, 2012, $2.8 million in conversion expenses have been capitalized, and the Company expects to capitalize a total of $4.3 million through the first quarter of 2013. These capitalized costs will be depreciated over seven years. The Company anticipates that the conversion will result in lower overall operating system costs.

Deposits

Total deposits increased by $1.2 billion, or 53.6%, $1.1 billion of which related to the acquisition of BankRI, during the first three months of 2012, from $2.25 billion, or 68.3% of total assets at December 31, 2011, to $3.46 billion, or 70.9% of total assets at March 31, 2012.  Core deposits increased from 64.2% of total deposits at December 31, 2011 to 69.3% of total deposits at March 31, 2012, in part driven by increases in commercial and municipal deposits.  The Company’s loan-to-deposit ratio continues to decline to 113.77% at March 31, 2012 from 120.8% at December 31, 2011 and 119.2% at March 31, 2011.

The following table sets forth certain information regarding deposits:

	March 31, 2012			December 31, 2011
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(In Thousands)

NOW accounts	$181,299	5.2%	0.11%	$110,220	4.9%	0.18%
Savings accounts	511,736	14.8%	0.39%	164,744	7.3%	0.40%
Money market accounts	1,174,805	34.0%	0.75%	946,411	42.0%	0.83%
Certificate of deposit accounts	1,061,548	30.7%	1.19%	805,672	35.8%	1.26%
Total interest-bearing deposits	2,929,388	84.7%		2,027,047	90.0%
Noninterest-bearing accounts	529,945	15.3%	0.00%	225,284	10.0%	0.00%
Total deposits	$3,459,333	100.0%	0.68%	$2,252,331	100.0%	0.84%

During the first three months of 2012, transaction deposit accounts increased $951.1 million, or 65.7%, and certificates of deposit (excluding brokered deposits) increased $255.9 million, or 31.8%, primarily driven by the addition of $844.9 in transaction deposits from the BankRI acquisition as well as organic growth of 2.5%.

Borrowings

On a long-term basis, the Company intends to continue concentrating on increasing its core deposits and may utilize FHLBB borrowings or repurchase agreements as cash flows dictate, as opportunities present themselves and as part of the Company’s overall strategy to manage interest-rate risk. The Company also may borrow from the Federal Reserve “discount window” on occasion to support its liquidity.  The Company also borrows funds through the use of retail repurchase agreements with correspondent banks.  The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services. These repurchase agreements represent an additional source of funds and are typically overnight borrowings.

Repurchase agreements with Company customers totaled $45.5 million and $8.3 million at March 31, 2012 and December 31, 2011, respectively. Overnight and short-term borrowings increased $39.3 million during the first three months of 2012 from the December 31, 2011 level of $8.3 million. FHLBB borrowings increased by $200.1 million to $698.7 million at March 31, 2012 from the December 31, 2011 balance of $498.6 million. The increase in FHLBB borrowings was primarily due to $257.2 million of additional borrowings resulting from the BankRI acquisition, $55.9 million of which matured during the first three months of 2012.  Retail repurchase agreements increased $37.1 million during the first three months of 2012 from the December 31, 2011 balance of $8.3 million primarily due to the addition of retail repurchase agreements resulting from the acquisition of BankRI.

Derivative Financial Instruments

The Company has entered into interest rate swaps with certain of its commercial customers. The following table summarizes certain information concerning the Company’s interest rate swaps at March 31, 2012:

March 31, 2012
(Dollars in Thousands)

Notional principal amounts	$33,824
Fixed weighted average interest rate from customer to counterparty	5.2%
Floating weighted average rate from counterparty	2.9%
Weighted average remaining term to maturity (in months)	51
Fair value:
Recognized as an asset	$1,284
Recognized as a liability	$1,347

See Note 9 to the unaudited consolidated financial statements for further information relating to derivatives.

Stockholders’ Equity and Dividends

Brookline Bancorp, Inc.’s total stockholders’ equity was $597.5 million at March 31, 2012, a $93.9 million increase compared to $503.6 million at December 31, 2011.  The increase primarily reflects the issuance of approximately 11 million shares of the Company’s common stock with a fair value of $92.8 million in connection with the Bancorp Rhode Island, Inc. acquisition as well as net income of $6.3 million for the quarter ended March 31, 2012, partially offset by dividends paid of $6.0 million. The dividends paid in the first quarter of 2012 represented the Company’s 52nd consecutive quarter of dividend payments.

Stockholders’ equity represented 12.3% of total assets at March 31, 2012 and 15.3% at December 31, 2011.  Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) represented 9.2% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at March 31, 2012 and 13.9% at December 31, 2011.

Results of Operations

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), and the quality of the Company’s assets.

The Company’s net interest income represents the difference between interest income and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on pages 60 and 61. Information as to the components of interest income, interest expense and average rates is provided under “Average Balances, Yields and Costs” on pages 57 and 58.

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the repricing differential between the asset repricing and duration vis-à-vis liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How to measure interest-rate risk and, once measured, how much risk to take are based on numerous assumptions and other subjective judgments. See also discussion under “Interest-Rate Risk” on pages 64 to 66.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the Allowance for Loan and Lease Losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 49 to 51.

General

The Company’s 2012 first quarter operating net income of $10.3 million increased by $2.8 million, or 36.6%, quarter-to-quarter and $3.1 million, or 42.0%, quarter-over-quarter, after adjustment for acquisition-related expenses of $4.0 million (after-tax) associated with the acquisition of BankRI.  Diluted operating EPS increased 15.4% on a linked-quarter basis and increased 25.0% on a quarter-to-quarter basis.

Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the Three-Month Periods Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$43,634	$28,513	$25,940
Non-interest income	3,595	1,491	1,126
Non-interest expense	32,592	16,520	13,449
Net income	6,349	7,058	7,267
Operating earnings	10,321	7,557	7,267

Per share data:
Basic earnings per share	$0.09	$0.12	$0.12
Diluted earnings per share	0.09	0.12	0.12
Dividends per common share	0.085	0.085	0.085

Operating ratios:
Interest-rate spread	3.68%	3.55%	3.48%
Net interest margin (1) (4)	3.87%	3.78%	3.77%
Return on average assets (2) (4)	0.52%	0.89%	1.02%
Return on average stockholders’ equity (3) (4)	4.25%	5.60%	5.85%

(1)          Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)          Calculated by dividing annualized net income by average total assets.

(3)          Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.

(4)          Non-GAAP performance measure.

Net Interest Income

During the first quarter 2012 net interest income increased by $15.1 million, or 53.0%, and the net interest margin increased by 9 basis points (“bps”) as compared to the fourth quarter of 2011. This is primarily due to the acquisition of BankRI in the first quarter of 2012, which accounted for $13.6 million of the increase, and a corresponding increase in the average balance of interest-earning assets and interest-bearing liabilities. The average balance of interest-earning assets in the first quarter of 2012 increased by $1.5 billion from the fourth quarter of 2011 while the average balance of interest-bearing liabilities increased by $1.3 billion in the same period. Additionally, cost of interest-bearing liabilities declined 18 bps while the yield of interest-earning assets declined only 5 bps for the first quarter of 2012 as compared to the fourth quarter 2011.

Compared to the first quarter of 2011, net interest income increased $17.7 million in the first quarter of 2012, $13.6 million of which related to the acquisition of BankRI, and the net interest margin increased by 10 bps on a linked-quarter basis. The increase in net interest margin was driven by numerous factors:  an increase in average interest-earning assets of $1.8 billion in the first quarter of 2012, the continued decline in the Company’s loan-to-deposit ratio, an increase in the mix of deposits to total borrowings and of core deposits to total deposits, a $0.4 million loan prepayment fee received in the first quarter of 2012 and recorded as interest income in accordance with GAAP, and $1.1 million in discount accretion associated with loans acquired in the BankRI acquisition.  As a result, the cost of interest-bearing liabilities decreased in the first quarter of 2012 as compared to the first quarter of 2011 by 38 bps from 1.40% to 1.02% quarter-over-quarter while the yield from interest-earning assets declined by only 18 bps.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and rates earned on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, interest rate spread and net interest margin for the three months ended March 31, 2012 and 2011 and the three months ended March 31, 2012 and December 31, 2011. Average balances are derived from daily average balances and yields include fees and costs which are considered adjustments to yields.

	Three Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$50,810	$27	0.21%	$55,183	$24	0.18%
Debt securities (2)	517,843	3,237	2.50	306,773	1,763	2.30
Equity securities (2)	55,943	108	0.78	37,907	41	0.43
Commercial real estate loans (3)	1,829,833	23,468	5.17	1,056,836	13,953	5.28
Commercial loans (3)	393,861	4,588	4.67	151,300	1,804	4.81
Equipment financing (3)	341,736	6,756	7.91	209,590	4,374	8.35
Indirect automobile loans (3)	574,926	6,247	4.37	560,097	7,318	5.30
Residential mortgage loans (3)	491,012	5,544	4.52	294,899	3,302	4.48
Other consumer loans (3)	273,561	3,040	4.47	80,366	874	4.41
Total interest-earning assets	4,529,525	53,015	4.70%	2,752,951	33,453	4.88%
Allowance for loan losses	(32,999)			(29,779)
Non-interest-earning assets	364,369			118,056
Total assets	$4,860,895			$2,841,228

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$179,086	$53	0.12%	$122,998	$47	0.15%
Savings accounts	511,147	498	0.39	133,340	218	0.66
Money market savings accounts	1,143,545	2,152	0.76	721,808	1,724	0.97
Certificates of deposit	1,078,276	2,813	1.05	804,196	2,906	1.47
Total deposits (4)	2,912,054	5,516	0.76	1,782,342	4,895	1.11
FHLBB advances	723,831	3,671	2.04	389,302	2,568	2.64
Other borrowings	58,766	170	1.16	8,667	40	1.85
Total interest-bearing liabilities	3,694,651	9,357	1.02%	2,180,311	7,503	1.40%
Non-interest-bearing demand checking accounts (4)	509,522			135,410
Other liabilities	55,182			25,753
Total liabilities	4,259,355			2,341,474
Brookline Bancorp, Inc. stockholders’ equity	597,978			497,112
Noncontrolling interest in subsidiary	3,562			2,642
Total liabilities and equity	$4,860,895			$2,841,228
Net interest income (tax-equivalent basis)/interest-rate spread (5)		43,658	3.68%		25,950	3.48%
Less adjustment of tax-exempt income		24			10
Net interest income		$43,634			$25,940
Net interest margin (6)			3.87%			3.77%

(1)   Tax-exempt income on equity and debt securities is included on a tax-equivalent basis.

(2)          Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stock) and restricted equity securities. Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)          Loans on nonaccrual status are included in average balances.

(4)          Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.89% in the three months ended March 31, 2012 and 1.02% in the three months ended March 31, 2011.

(5)          Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Three Months Ended
	March 31, 2012			December 31, 2011
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$50,810	$27	0.21%	$73,791	$28	0.15%
Debt securities (2)	517,843	3,237	2.50	231,661	1,307	2.26
Equity securities (2)	55,943	108	0.78	40,137	64	0.63
Commercial real estate loans (3)	1,829,833	23,468	5.17	1,240,062	16,296	5.26
Commercial loans (3)	393,861	4,588	4.67	198,000	2,389	4.81
Equipment financing (3)	341,736	6,756	7.91	238,290	4,652	7.81
Indirect automobile loans (3)	574,926	6,247	4.37	573,102	6,722	4.65
Residential mortgage loans (3)	491,012	5,544	4.52	346,244	3,696	4.27
Other consumer loans (3)	273,561	3,040	4.47	79,924	800	3.98
Total interest-earning assets	4,529,525	53,015	4.70%	3,021,211	35,954	4.75%
Allowance for loan losses	(32,999)			(31,230)
Non-interest-earning assets	364,369			195,477
Total assets	$4,860,895			$3,185,458

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$179,086	$53	0.12%	$111,798	50	0.18%
Savings accounts	511,147	498	0.39	165,619	208	0.50
Money market savings accounts	1,143,545	2,152	0.76	917,712	1,960	0.85
Certificates of deposit	1,078,276	2,813	1.05	806,158	2,535	1.25
Total deposits (4)	2,912,054	5,516	0.76	2,001,287	4,753	0.94
FHLBB advances	723,831	3,671	2.04	420,874	2,602	2.45
Other borrowings	58,766	170	1.16	6,206	12	0.75
Total interest-bearing liabilities	3,694,651	9,357	1.02%	2,428,367	7,367	1.20%
Non-interest-bearing demand checking accounts (4)	509,522			223,360
Other liabilities	55,182			25,955
Total liabilities	4,259,355			2,677,682
Brookline Bancorp, Inc. stockholders’ equity	597,978			504,511
Noncontrolling interest in subsidiary	3,562			3,265
Total liabilities and equity	$4,860,895			$3,185,458
Net interest income (tax-equivalent basis)/interest-rate spread (5)		43,658	3.68%		28,587	3.55%
Less adjustment of tax-exempt income		24			73
Net interest income		$43,634			$28,514
Net interest margin (6)			3.87%			3.78%

(1)   Tax-exempt income on equity and debt securities is included on a tax-equivalent basis.

(2)          Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities (preferred and common stock) and restricted equity securities. Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)          Loans on nonaccrual status are included in average balances.

(4)          Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.89% in the three months ended March 31, 2012 and 0.86% in the three months ended December 31, 2011.

(5)          Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents, on a tax-equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2012
	as Compared to Three Months Ended
	December 31, 2011			March 31, 2011
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Short-term investments	$(10)	$9	$(1)	$(2)	$5	$3
Debt securities	1,776	154	1,930	1,306	168	1,474
Equity securities	28	16	44	25	42	67
Loans:
Commercial real estate loans	7,457	(285)	7,172	9,818	(303)	9,515
Commercial and industrial loans	2,272	(73)	2,199	2,839	(55)	2,784
Equipment financing	2,045	59	2,104	2,619	(238)	2,382
Indirect automobile loans	17	(492)	(475)	197	(1,268)	(1,071)
Residential mortgage loans	1,626	222	1,848	2,214	29	2,242
Other consumer loans	2,132	108	2,240	2,153	13	2,166
Total loans	15,549	(461)	15,088	19,840	(1,822)	18,018
Total change in interest and dividend income	17,343	(282)	17,061	21,169	(1,607)	19,562

Interest expense
Deposits:
NOW accounts	23	(20)	3	18	(12)	6
Savings accounts	343	(53)	290	401	(121)	280
Money market savings accounts	423	(231)	192	862	(434)	428
Certificates of deposit	733	(455)	278	853	(946)	(93)
Total deposits	1,522	(759)	763	2,134	(1,513)	621
Federal Home Loan Bank advances	1,570	(501)	1,069	1,785	(682)	1,103
Other borrowings	148	10	158	150	(20)	130
Total change in interest expense	3,240	(1,250)	1,990	4,069	(2,215)	1,854

Change in net interest income	$14,103	$968	$15,071	$17,100	$608	$17,708

The increase in first quarter net interest income of $15.1 million calculated on a linked quarter basis is comprised of a $17.1 million increase in interest and dividend income, offset by a $2.0 million increase in total interest expense.  Of this $17.1 million increase in interest and dividend income in the first quarter 2012, interest income on loans represents 88% of the $17.0 million increase, calculated on a linked-quarter basis.  Increases in the volume of loans upon which the Company earned interest income represented 103% of this change, or $15.5 million, for the first quarter 2012.  Increases in volume account for 110% of the $18.0 million increase in interest income on loans on a quarter-over-quarter basis.  The impact of declines in interest rates on loans in the first quarter 2012 negatively affected loan interest income by $0.4 million.  This decline is largely a result of significant and sustained pricing pressure in the indirect auto business sector and increased competitive pressures in the commercial real estate sector.

In contrast to the first quarter 2012 increase in total interest and dividend income of $17.1, total interest expense increased only $2.0 million, calculated on a linked-quarter basis.  Increases in volumes of deposits and FHLBB advances represent 163% of the increase in total interest expense, offset by $1.3 million decline in total interest income, a decline that includes further reductions in interest rates on deposits and the continued run-off of higher-cost FHLBB advances.

Provision for Credit Losses

The provision for credit losses resulted from the changes in the allowance for loan and lease losses and the liability for unfunded commitments. See Note 7 to the unaudited consolidated financial statements for a description of how management determined the balance of the allowance for loan and lease losses for each segment and class of loans.

The provisions for credit losses in the first quarters of 2012 and 2011 were $3.25 million and $1.06 million, respectively, while net loan charge-offs in those periods were $0.5 million (an annualized rate of 0.05% based on average loans outstanding) and $0.7 million (0.12%), respectively. The increase in the provision for credit losses was largely attributable to the addition of $1.4 million of provision for credit losses resulting from newly originated loans and leases at BankRI.

The provisions for credit losses for the commercial real estate loan segment were $1.3 million and $0.6 million, respectively, in the first quarters of 2012 and 2011. Net charge-offs (recoveries) were ($40,000) and none, respectively, in the 2012 and 2011 first quarters. The higher provisions in the 2012 period were due primarily to loan growth and the downgrading of loans to two borrowers aggregating $7.1 million in the 2012 first quarter. In the 2012 first quarter, reserve factors applied to loans with above-average risk ratings were reduced in recognition of the historically better charge-off experience related to such loans.

The provisions for loan and lease losses for the commercial loan segment were $1.3 million and $0.4 million, respectively, in the 2012 and 2011 first quarters; net charge-offs in those periods were $0.3 million and $0.3 million, respectively. The higher provision in the 2012 quarter was due primarily to loan and lease growth. Net charge-offs in those periods were concentrated in the equipment financing portfolio, except for a $42,000 charge-off of one commercial loan in the 2011 first quarter. Additionally, write-downs of assets acquired through repossession amounted to $0 and $0.1 million in those respective periods. The annualized rate of equipment financing net charge-offs, combined with write-downs of assets acquired, declined from 0.51% in the first quarter of 2011 to 0.43% in the first quarter of 2012.

The provision for indirect auto loan losses was $0.3 million in the 2012 first quarter compared to $0.1 million in the 2011 first quarter; net charge-offs in those periods were $0.3 million (an annualized rate of 0.20% based on average loans outstanding during that period excluding deferred loan origination costs) and $0.5 million (0.33%), respectively. Provisions for indirect auto loan losses were lower than net charge-offs due to reductions in the allowance for indirect auto loan losses. The reductions were based on the improvement in the rate of net charge-offs and other credit quality metrics. The allowance for loan and lease losses allocated to the indirect auto loan portfolio was $5.6 million, or 4.00% of loans outstanding (excluding deferred loan origination costs), at March 31, 2012 compared to $5.6 million (4.00%) at December 31, 2011 and $6.6 million (4.70%) at March 31, 2011.

The provision for consumer loan losses was $0.3 million in the 2012 first quarter and a credit of $49,000 was recorded in the 2011 period. Net charge-offs in the consumer loan segment were modest in the 2012 and 2011 three-month periods. The provisions and credits resulted primarily from changes in loans outstanding.

The unallocated portion of the allowance for loan and lease losses declined by $0.1 million on a quarter-over-quarter basis at March 31, 2012. The liability for unfunded commitments increased by $0.1 million on a quarter-over-quarter basis at March 31, 2012.

Non-Interest Income

Non-interest income for the first quarter of 2012 increased on a linked-quarter basis by $2.1 million which is primarily driven by an increase in charges on deposit accounts and other income due to the acquisition of BankRI in the first quarter of 2012 of $1.4 million.

Non-interest income was up $2.5 million compared to the first quarter of 2011. The increase is primarily due to the acquisition of BankRI, which accounts for $1.4 million of the increase and the inclusion of First Ipswich for the full quarter in 2012. The increase was slightly offset by an increase in losses from tax-beneficial investments in affordable housing projects and lower gains on sales of securities in the first quarter of 2012.

Non-Interest Expenses

Non-interest expenses in the first quarter of 2012 increased on a linked-quarter basis by $16.1 million as compared to the fourth quarter of 2011. The increase was largely attributable to acquisition-related expenses of $5.4 million. Compensation and employee benefit expenses were $14.7 million in the first quarter of 2012 as compared to $8.1 million in the fourth quarter of 2011 and professional services expenses were $6.5 million in the first quarter of 2012 as compared to $1.7 million in the fourth quarter of 2011. These increases were also largely attributable to the acquisition of BankRI, which accounted for approximately $12.3 million of non-interest expenses at March 31, 2012. During the first quarter of 2012, other miscellaneous expenses increased by $2.2 million as compared to the fourth quarter of 2011 as a result of the acquisition.

Excluding the aforementioned acquisition-related expenses, FDIC insurance costs increased $0.3 million, marketing costs increased $0.5 million and other operating expenses increased $0.8 million for the first quarter of 2012 as compared to the fourth quarter of 2011.

First quarter 2012 non-interest expenses increased $19.1 million, compared to the first quarter of 2011. The increase was largely attributable to acquisition-related expenses. Compensation and employee benefit expenses were $14.7 million in the first quarter of 2012 as compared to $6.8 million in the first quarter of 2011 and professional services expenses were $6.5 million in the first quarter of 2012 as compared to $0.8 million in the first quarter of 2011. These increases were also largely attributable to the acquisition of BankRI. During the first quarter of 2012, other miscellaneous expenses increased by $2.8 million as compared to the first quarter of 2011 as a result of the acquisition.

Excluding the aforementioned acquisition-related expenses, FDIC insurance costs increased $0.2 million, marketing costs increased $0.3 million and other operating expenses increased $1.2 million for the first quarter of 2012 as compared to the first quarter of 2011.

Provision for Income Taxes

The effective rate of income taxes was 41.8% in the 2012 first quarter compared to 39.9% in the 2011 first quarter. The increase in the effective rate in the 2012 first quarter is due, in part, to the non-deductibility of a portion of the $5.4 million of acquisition-related expenses for tax purposes and an acquisition-related expense of $0.6 million at Brookline Bank resulting from a change in the tax rate applied to the Bank’s deferred tax assets and liabilities.  These increased tax expenses were offset by a $0.2 million federal rehab tax credit associated with the Company’s new offices and affordable housing credit.

Key Operating Ratios

The Company’s key operating ratios are return on average assets, return on average equity and the operating efficiency ratio. For the first quarter of 2012, the annualized return on average assets and annualized return on average equity metrics decreased to 0.52% from 0.89% and to 4.25% from 5.60%, respectively, while the operating efficiency ratio improved on a linked-quarter basis. Compared to the first quarter of 2011, the operating efficiency ratio improved, while the annualized return on average assets declined to 0.52% from 1.02% and the annualized return on average equity decreased to 4.25% from 5.85%.

Liquidity and Capital Resources

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by its Banks and Brookline Securities Corp. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of the Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company’s ability to pay dividends. The primary sources of liquidity for the Bank consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities and sales of securities from the available for sale portfolio. While management believes that these sources are sufficient to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity.

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of flexibility with a liquidity target of 10% to 30% of total assets. At March 31, 2012, overnight investments and securities available for sale amounted to $506.4 million, or 10.4% of total assets. This compares to $267.2 million, or 8.1% of total assets at December 31, 2011. The Banks are members of the FHLBB and, as such, have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements and brokered deposits, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. Management believes that the Company has adequate liquidity to meet its commitments.

On September 30, 2011, the Massachusetts Department of Revenue (“DOR”) issued a draft directive prohibiting a corporation from pledging more than 50% of security corporation stock it owns to secure a borrowing, effective for tax years beginning on or after October, 2012. The Bank currently utilizes the stock of two of its security corporations to secure FHLBB advances. Should this draft directive become effective, the Bank may have fewer assets available to secure FHLBB advances, or may have a higher tax rate if it chose to utilize security corporations to a lesser extent.  In April 2012, the Massachusetts DOR issued an updated directive allowing a corporation to pledge up to 100% of security corporation stock it owns to secure a borrowing. This revised directive will allow the Company to continue to utilize existing assets to secure FHLBB advances without pledging limitations.

Capital Resources

Total stockholders’ equity of the Company was $597.5 million at March 31, 2012 compared to $503.6 million at December 31, 2011. The increase was primarily due to the issuance of approximately 11 million shares of the Company’s common stock with a fair value of approximately $92.8 million to Bancorp Rhode Island, Inc. shareholders in connection with the BankRI acquisition.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and, as such, must comply with the capital requirements of the FRB at the consolidated level.

Brookline Bank and First Ipswich are required to comply with the regulatory capital requirements of the Office of the Comptroller of the Currency (“OCC”). Brookline Bank, because it filed a Thrift Financial Report under prior Office of Thrift Supervision (“OTS”) regulations at December 31, 2011, was required to comply with OTS regulatory capital requirements at that date. BankRI is required to comply with the Regulatory Capital Requirements of the FDIC.

As of March 31, 2012, the Company, Brookline Bank and First Ipswich met all applicable minimum capital requirements and were considered “well-capitalized” by their respective regulators. As a result of the goodwill and intangibles recorded at BankRI in conjunction with the Company’s acquisition of the Bank, BankRI’s total capital ratio of 8.2% at March 31, 2012 subsequently fell below the minimum capital level required to be considered well-capitalized. In its role as a source of strength for its subsidiary banks, and based upon its capital strength, the Company invested additional monies into BankRI to return BankRI to a well-capitalized status.  The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2012:

Brookline Bancorp, Inc.
Tier 1 capital (to average assets)	$430,218	9.3%	$185,659	4.0%	$232,073	5.0%
Tier 1 capital (to risk-weighted assets)	430,218	10.8%	159,721	4.0%	239,582	6.0%
Total capital (to risk-weighted assets)	477,002	12.0%	319,442	8.0%	399,303	10.0%

Brookline Bank
Tier 1 capital (to average assets)	$280,770	9.7%	116,021	4.0%	145,026	5.0%
Tier 1 capital (to risk-weighted assets)	280,770	10.7%	104,765	4.0%	157,147	6.0%
Total capital (to risk-weighted assets)	312,973	12.0%	209,522	8.0%	261,902	10.0%

BankRI
Tier 1 capital (to average assets)	$90,442	6.0%	60,699	4.0%	75,874	5.0%
Tier 1 capital (to risk-weighted assets)	90,442	8.1%	44,663	4.0%	66,994	6.0%
Total capital (to risk-weighted assets)	91,981	8.2%	89,302	8.0%	111,627	10.0%

First Ipswich
Tier 1 capital (to average assets)	$27,079	10.0%	10,886	4.0%	13,608	5.0%
Tier 1 capital (to risk-weighted assets)	27,079	13.7%	7,906	4.0%	11,859	6.0%
Total capital (to risk-weighted assets)	27,508	13.9%	15,821	8.0%	19,776	10.0%

At December 31, 2011:

Brookline Bancorp, Inc.
Tier 1 capital (to average assets)	$450,525	14.4%	$125,374	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	450,525	15.9%	113,289	4.0%	$169,933	6.0%
Total capital (to risk-weighted assets)	482,992	17.0%	226,578	8.0%	283,222	10.0%

Brookline Bank
Tier 1 capital (to average assets)	$273,430	9.6%	$113,630	4.0%	$142,038	5.0%
Tier 1 capital (to risk-weighted assets)	273,430	10.4%	113,630	4.0%	158,157	6.0%
Total capital (to risk-weighted assets)	304,729	11.6%	210,876	8.0%	263,595	10.0%

First Ipswich
Tier 1 capital (to average assets)	$26,897	9.9%	$10,820	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	26,897	13.8%	7,801	4.0%	$11,702	6.0%
Total capital (to risk-weighted assets)	27,309	14.0%	15,603	8.0%	19,503	10.0%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk that the market value or estimated fair value of the Company’s assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that the Company’s net income will be significantly reduced by interest-rate changes. Market risk is managed operationally by the Company’s Treasury Group, and is addressed through a selection of funding and hedging instruments supporting balance sheet assets, as well as monitoring of the Company’s asset investment strategies.

Asset Liability Management

Management and the Treasury Group continually monitor the Company’s sensitivity to interest-rate changes. It is the Company’s policy to maintain an acceptable level of interest-rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy the Company employs to manage its interest-rate risk is to measure its risk using an asset/liability simulation model. The model considers several factors to determine the Company’s potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility. Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, and limiting fixed-rate deposits with terms of more than five years. The Company also uses derivative instruments, principally interest-rate swaps, to manage its interest-rate risk. See Note 9, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

Interest-Rate Risk

The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve list, basis risk, and prepayment risk. The Company experiences repricing risk when the change in the average yield of either its interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company’s assets and liabilities

In the event that yields on its assets and liabilities do adjust to changes in market rates to the same extent, the Company may still be exposed to yield-curve risk. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company’s assets and liabilities

Variable or floating-rate assets and liabilities that reprice at similar times and have base rates of similar maturity may still be subject to interest-rate risk. If financial instruments have different base rates, the Company is subject to basis risk reflecting the possibility that the spread from those base rates will deviate.

The Company holds mortgage-related investments, including mortgage loans and mortgage-backed securities. Prepayment risk is associated with mortgage-related investments and results from homeowners’ ability to pay off their mortgage loans prior to maturity. The Company limits this risk by restricting the types of mortgage-backed securities it may own to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also limits the fixed-rate mortgage loans held with maturities greater than five years.

Interest-rate risk management is governed by the Company’s Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define the Company’s tolerance for interest-rate risk. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk management decision making. The primary tools for managing interest-rate risk currently are the securities portfolio, purchased mortgages, retail repurchase agreements and borrowings from the FHLBB.

Measuring Interest-Rate Risk

As noted above, interest-rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific period if it will mature or reprice within that period. The interest-rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. During a period of falling interest rates, therefore, a positive gap would tend to adversely affect net interest income. Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.

The Company’s objective regarding interest-rate risk is to manage its assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth and profitability goals, while maintaining interest-rate risk exposure within established parameters over a range of possible interest-rate scenarios.

The Company’s interest-rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, by a variety of interest rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis after the BankRI’s assets, liabilities and interest-rate swaps remains modestly asset-sensitive at March 31, 2012.

Federal interventions to avoid a financial crisis unexpectedly drove short-term interest rates to near zero where they have remained since the fourth quarter of 2008. The Company maintains a discipline to avoid undue risks to net interest income and to the economic value of equity which would result from taking on excessive fixed-rate assets in the current environment.

Management believes that net interest income might increase by more than the modeled amount in the possible situation of rising interest rates. Management might decide to retain more longer-duration assets after interest rates increase, and this would contribute additional income in the case of a parallel shift in the yield curve. Also, the Company has experienced certain market floors on deposit pricing in the current near-zero short-term interest-rate environment. In the case of rising rates, deposits might not increase in rate as quickly as they are modeled since they are currently above other comparable market rates in some cases. Additionally, in some scenarios, the Company’s fee income might also increase as a result of improved economic and market conditions that might be related to higher market interest rates.

As of March 31, 2012, net interest income simulation indicated that the Company’s exposure to changing interest rates was within this tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income
	over Twelve-Month Horizon Beginning
	March 31, 2012		December 31, 2011
Gradual Change in Interest-Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)

Up 200%	$4,299	2.57%	$2,174	1.88%
Up 100%	2,092	1.25%	1,388	1.20%
Down 100%	614	0.37%	964	0.83%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2012, the Company’s one year cumulative gap was a negative $387 million, or 8% of total assets, compared with a negative $684 million, or 21% of total assets at December 31, 2011.

For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” on pages 62 to 65 of the Company’s 2011 Annual Report on Form 10-K.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and included an evaluation of the resignation of the Company’s Acting Controller in April 2012 and the resignations of the Chief Financial Officer and Controller of Bancorp Rhode Island in January 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

The Company does not expect that disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course and as set forth in Note 10.  In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A. Risk Factors

There have been no material changes in risk factors since December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)         Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1*+

Employment Letter Agreement by and between Brookline Bancorp, Inc. and Mark J. Meiklejohn, dated as of April 19, 2011 (incorporated by reference to Exhibit 10.3 of Pre-Effective Amendment No. 2 of the Registration Statement on Form S-4 filed by the Company on July 25, 2011 (Registration Number 333-174731))

Exhibit 10.2*+

Amendment to Release, Consulting and Non-Competition Agreement, dated as of January 1, 2012, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2012)

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101***

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements.

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

+                                         Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 10, 2012	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Treasurer and Chief Financial Officer