Form 10-Q
period 2012-06-30
BROOKLINE BANCORP INC
filed 2012-08-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, the number of shares of common stock, par value $0.01 per share, outstanding was 70,081,031.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$118,411	$56,513
Short-term investments	98,677	49,783
Total cash and cash equivalents	217,088	106,296
Investment securities available-for-sale (amortized cost of $381,618 and $214,555, respectively) (Note 4)	384,533	217,431
Restricted equity securities (Note 5)	61,291	39,283
Other securities	500	—
Total securities	446,324	256,714
Loans and leases (Note 6)	4,013,129	2,720,821
Allowance for loan and lease losses (Note 7)	(37,431)	(31,703)
Net loans and leases	3,975,698	2,689,118
Premises and equipment, net of accumulated depreciation and amortization of $21,426 and $19,726, respectively	56,248	38,495
Building held-for-sale (amortized cost of $6,192)	6,046	—
Deferred tax asset	25,656	12,681
Goodwill, net	137,890	45,799
Identified intangible assets, net of accumulated amortization of $15,160 and $12,651, respectively	24,578	5,214
Other real estate owned and repossessed assets, net	2,765	1,266
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	—	112,983
Other assets	80,088	30,447
Total assets	$4,972,381	$3,299,013

LIABILITIES AND EQUITY
Deposits:
Demand checking accounts	$546,036	$225,284
NOW accounts	185,234	110,220
Savings accounts	503,507	164,744
Money market savings accounts	1,236,967	946,411
Certificate of deposit accounts	1,049,462	805,672
Total deposits	3,521,206	2,252,331
Borrowed funds (Note 8):
Advances from the FHLBB	733,394	498,570
Other borrowed funds	60,707	8,349
Total borrowed funds	794,101	506,919
Mortgagors’ escrow accounts	6,942	6,513
Accrued expenses and other liabilities	47,328	26,248
Total liabilities	4,369,577	2,792,011

Commitments and contingencies (Note 10)

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,414,713 shares and 64,597,180 shares issued, respectively	754	644
Additional paid-in capital	618,184	525,171
Retained earnings, partially restricted	42,006	39,993
Accumulated other comprehensive income	1,969	1,963
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 356,064 shares and 378,215 shares, respectively	(1,941)	(2,062)
Total Brookline Bancorp, Inc. stockholders’ equity	598,865	503,602
Noncontrolling interest in subsidiary	3,939	3,400
Total equity	602,804	507,002
Total liabilities and equity	$4,972,381	$3,299,013

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$50,135	$33,786	$99,778	$65,411
Debt securities	1,541	1,754	4,770	3,511
Short-term investments	68	26	95	50
Marketable and restricted equity securities	95	55	187	92
Total interest and dividend income	51,839	35,621	104,830	69,064

Interest expense:
Deposits	5,463	5,138	10,980	10,033
Borrowed funds and subordinated debt	3,617	2,685	7,458	5,293
Total interest expense	9,080	7,823	18,438	15,326

Net interest income	42,759	27,798	86,392	53,738
Provision for credit losses (Note 7)	6,678	839	9,925	1,898
Net interest income after provision for credit losses	36,081	26,959	76,467	51,840

Non-interest income:
Fees, charges and other income	4,168	1,518	7,901	2,563
Loss from investments in affordable housing projects	(244)	—	(383)	—
Gain on sales of securities, net (Note 4)	797	—	797	80
Total non-interest income	4,721	1,518	8,315	2,643

Non-interest expense:
Compensation and employee benefits	14,238	7,795	28,926	14,606
Occupancy	2,503	1,499	5,179	2,873
Equipment and data processing	3,632	2,290	7,275	4,365
Professional services	2,554	1,458	9,008	2,247
FDIC insurance	671	324	1,301	757
Advertising and marketing	774	517	1,476	729
Amortization of identified intangible assets	1,271	455	2,554	750
Other	3,056	1,539	5,571	2,999
Total non-interest expense	28,699	15,877	61,290	29,326

Income before income taxes	12,103	12,600	23,492	25,157
Provision for income taxes	4,320	5,273	9,075	10,281
Net income	7,783	7,327	14,417	14,876

Less net income attributable to noncontrolling interest in subsidiary	254	326	539	609
Net income attributable to Brookline Bancorp, Inc.	$7,529	$7,001	$13,878	$14,267

Earnings per common share (Note 11):
Basic	$0.11	$0.12	$0.20	$0.24
Diluted	0.11	0.12	0.20	0.24

Weighted average common shares outstanding during the period:
Basic	69,677,656	58,629,265	69,671,130	58,620,467
Diluted	69,715,890	58,630,908	69,706,694	58,624,699

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)

Net income	$7,783	$7,327	$14,417	$14,876

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains excluding non-credit gain on impairment of securities	40	1,970	802	1,539
Non-credit gain on impairment of securities	32	3	34	5
Net unrealized securities holding gains before income taxes	72	1,973	836	1,544
Income tax expense	(42)	(723)	(311)	(581)
Net unrealized securities holding gains	30	1,250	525	963

Adjustment of accumulated obligation for postretirement benefits	(5)	(5)	(10)	(10)
Income tax benefit	2	2	6	4
Net adjustment of accumulated obligation for postretirement benefits	(3)	(3)	(4)	(6)

Net unrealized holding gains	27	1,247	521	957

Less reclassification adjustment for securities gains (losses) included in net income:
Gain on sales of securities	797	—	797	80
Income tax expense	(282)	—	(282)	(29)
Net securities gains included in net income	515	—	515	51

Net other comprehensive (loss) income	(488)	1,247	6	906

Comprehensive income	7,295	8,574	14,423	15,782

Net income attributable to noncontrolling interest in subsidiary	(254)	(326)	(539)	(609)

Comprehensive income attributable to Brookline Bancorp, Inc.	$7,041	$8,248	$13,884	$15,173

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

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

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Non- Controlling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

Net income attributable to Brookline Bancorp, Inc.	—	—	13,878	—	—	—	13,878	—	13,878

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	539	539

Issuance of shares of common stock (10,997,840 shares)	110	92,712	—	—	—	—	92,822	—	92,822

Other comprehensive income	—	—	—	6	—	—	6	—	6

Common stock dividends of $0.085 per share	—	—	(11,865)	—	—	—	(11,865)	—	(11,865)

Compensation under recognition and retention plan	—	301	—	—	—	—	301	—	301

Common stock held by ESOP committed to be released (11,073 shares)	—	—	—	—	—	121	121	—	121

Balance at June 30, 2012	$754	$618,184	$42,006	$1,969	$(62,107)	$(1,941)	$598,865	$3,939	$602,804

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$13,878	$14,267
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	539	609
Income from bank-owned life insurance	(590)	—
Provision for credit losses	9,925	1,898
Origination of loans and leases to be sold	(52,044)	(19,412)
Proceeds from loans and leases sold	56,718	19,184
Depreciation and amortization of premises and equipment	1,696	931
Amortization of securities premiums and discounts, net	2,702	1,162
Amortization of deferred loan and lease origination costs, net	5,171	4,754
Amortization of identified intangible assets	2,554	750
(Accretion) amortization of acquisition fair value adjustments, net	(5,547)	146
Non-accretable discount recognized as interest income	(273)	(100)
Gain on sale of securities	(797)	(80)
Write-down of acquired assets	—	112
Compensation under recognition and retention plans	301	102
Release of ESOP shares	121	229
Deferred income taxes	(199)	(455)
(Increase) decrease in:
Other assets	(8,003)	2,145
Decrease in:
Accrued expenses and other liabilities	(4,365)	(4,735)
Net cash provided from operating activities	21,787	21,507

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	157,225	124
Proceeds from maturities, calls and principal repayments	116,908	75,333
Purchases	(130,230)	(29,540)
Purchase of restricted equity securities	(7,990)	(182)
Purchase of other securities	(500)	—
Net increase in loans and leases	(163,023)	(137,991)
Acquisitions, net of cash and cash equivalents acquired	(89,258)	5,792
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	112,983	—
Purchase of premises and equipment	(12,881)	(14,960)
Sale of premises and equipment	32	—
Redemption of restricted securities (FHLBB stock)	2,003	—
Net cash used for investing activities	(14,731)	(101,424)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market savings accounts	$180,081	$164,247
Decrease in certificates of deposit (excluding brokered deposits)	(43,862)	(28,117)
Proceeds from FHLBB advances	1,493,274	2,182,500
Repayment of FHLBB advances	(1,536,840)	(2,151,918)
Repayment of subordinated debt	—	(13,000)
Increase (decrease) in other borrowings	22,519	(12,542)
Increase in mortgagors’ escrow accounts	429	457
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP plans	—	79
Expense of stock options granted	—	42
Payment of dividends on common stock	(11,865)	(9,991)
Payment of dividend to owners of noncontrolling interest in subsidiary	—	(577)
Purchase of additional ownership interest in subsidiary	—	102
Net cash provided from financing activities	103,736	131,282

Net increase in cash and cash equivalents	110,792	51,365
Cash and cash equivalents at beginning of period	106,296	65,908
Cash and cash equivalents at end of period	$217,088	$117,273

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$21,111	$16,836
Income taxes	9,275	10,880

Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$—	$245,752
Liabilities assumed	—	251,544

Acquisition of Bancorp Rhode Island, Inc.:
Assets acquired (excluding cash and cash equivalents)	$1,571,817	$—
Liabilities assumed	1,481,535	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered bank; and First Ipswich Bank (“First Ipswich”), a Massachusetts-chartered trust company (collectively referred to as the “Banks”). The Company is also the parent of Brookline Securities Corp. (“BSC”). The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.8% owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 21 full-service banking offices in Brookline, Massachusetts and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency, and BRI Realty Corp., operates 17 full-service branches in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

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

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As state-chartered banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks and the FRB. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. BankRI is also supervised, examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”), which also insures all of the Banks’ deposits.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

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

(2)     Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs.”). The amendments in this Update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurement requirements. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04, in January 2012, did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments in this Update, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  As ASU No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012 did not have any impact on the Company’s financial statements. The FASB recently announced the addition of a FASB agenda project to consider deferring certain aspects of ASU No. 2011-05, “Presentation of Comprehensive Income” related to the presentation of reclassification adjustments from other comprehensive income to net income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 applies to all entities that have goodwill reported in their financial statements. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

2011. The adoption of ASU No. 2011-08, in January 2012, did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company is currently assessing the impact on the Company’s financial statements and will implement the provisions of ASU 2011-11 as of January 1, 2013.

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

The following table presents the goodwill recorded in connection with the acquisition of Bancorp Rhode Island, Inc.

	As Recorded at
	Acquisition	June 30, 2012
	(In Thousands)
Brookline Bancorp, Inc. common stock issued to Bancorp Rhode Island stockholders	$92,822	$92,822
Cash consideration to Bancorp Rhode Island stockholders	112,983	112,983
Total consideration paid	205,805	205,805

Fair value of identifiable net assets acquired	112,660	113,684

Goodwill	$93,145	$92,121

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

	As Recorded at
	Acquisition	June 30, 2012
	(In Thousands)
Assets Acquired:
Cash and cash equivalents	$23,402	$23,402
Investment securities available-for-sale	312,620	312,620
Federal Home Loan Bank stock	16,274	16,274
Loan and lease receivables	1,135,816	1,135,816
Premises and equipment	12,780	12,780
Deferred tax asset	26,120	26,635
Identified intangible assets	21,918	21,918
Bank owned life insurance	32,496	32,496
Other assets	13,278	13,278
Total assets acquired	1,594,704	1,595,219

Liabilities Assumed:
Deposits	1,133,358	1,133,358
Overnight and short-term borrowings	46,216	46,216
Federal Home Loan Bank advances	251,378	251,378
Subordinated deferrable interest debentures	12,703	12,703
Deferred tax liability	12,225	12,225
Other liabilities	26,164	25,655
Total liabilities assumed	1,482,044	1,481,535

Identifiable net assets acquired	$112,660	$113,684

The above summary includes adjustments that record the acquired assets and assumed liabilities at the respective fair value, based on management’s best estimates using the information available as of the acquisition. During the three months ended June 30, 2012, the Company obtained new information about facts and circumstances that existed at the acquisition date but were unknown to the Company at that date. The Company received unexpected recoveries of approximately $0.5 million related to certain provisional amounts recorded in connection with legal contingencies during the three months ended June 30, 2012 period and recorded these amounts as a subsequent reduction of the liability and a corresponding reduction to goodwill. Additionally, the Company increased its net deferred tax asset recorded in connection with the elimination of the deferred tax asset associated with a prior taxable acquisition by Bancorp Rhode Island and reduced goodwill by $0.5 million during the measurement period.  While there may be other changes in respective acquisition date fair values of certain balance sheet amounts, and other items, management does not expect that such changes, if any, will be material.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans and Leases

The acquired loans and leases were recorded at fair value at the Bancorp Rhode Island Acquisition Date without carryover of BankRI’s allowance for loan and lease losses of $18.1 million. The fair value of the loans and leases was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans and leases were segregated into pools based on loan or lease type and credit risk. Loan or lease type was determined based on collateral type and purpose, location, industry segment and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

loans), updated loan-to-value ratios, and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

The estimate of future credit losses on the acquired loan and lease portfolio was based on segregating the acquired loans and leases into the classes referred to in the preceding paragraph, the risk characteristics and credit quality indicators related to each loan/lease class, and evaluation of the collectability of larger individual nonperforming and classified loans and leases. Increases in the estimate of expected future credit losses in subsequent periods will require the Company to record an allowance for loan and lease losses with a corresponding charge to earnings (provision for loan and lease losses). Improvement in expected cash flows in future periods will result in a reduction of the nonaccretable discount with such amount subsequently recognized as interest income over the remaining lives of the related acquired loans and leases. Charge-offs of acquired loans and leases are first applied to the nonaccretable discount and then to any allowance for loan and lease losses established subsequent to the acquisition.

The fair value of acquired loans and leases which fall under ASC 310-20 at January 1, 2012 is $677.4 million. Information about the acquired loan and lease portfolio subject to ASC 310-30 as of January 1, 2012 is as follows:

ASC 310-30 Loans
(In Thousands)

Contractually required principal and interest at acquisition	$554,553

Contractual cash flows not expected to be collected (nonaccretable discount)	(14,659)
Expected cash flows at acquisition	539,894
Interest component of expected cash flows (accretable yield)	(81,503)
Fair value of acquired loans and leases	$458,391

Premises and Equipment

The fair value of BankRI’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. This fair value of Bank-owned real estate resulted in an estimated premium of $1.7 million, amortized over the weighted average remaining useful life of the properties, estimated to be 25 years. Depreciation of the premium on premises and equipment for the three months and six months ended June 30, 2012, was $22,000 and $44,000, respectively.

The majority of leasehold interests were valued based upon the income approach, developed by licensed appraisers utilizing market rental rates developed through comparable lease signings, third-party information regarding the local market for comparable properties with similar utility, and a review of the contractual terms of the leases. The discount of leasehold interests is estimated at $1.0 million and is being accreted over the weighted average remaining life of the underlying leases. Accretion for the three months and six months ended June 30, 2012, was $21,000 and $42,000, respectively.

Identified Intangible Assets

The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the Federal Home Loan Bank. The life of the deposit base and projected deposit attrition rates were determined using BankRI’s historical deposit data. The CDI was valued at $19.4 million or 1.71% of deposits. The intangible asset is being amortized over a weighted average life of ten years using the sum-of-the-years digits method. Amortization for the three months and six months ended June 30, 2012, was $0.8 million and $1.7 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Other intangible assets associated with the BankRI acquisition included a trade name intangible valued at $1.6 million and a non-compete agreement valued at $0.9 million. These intangible assets are being amortized over eleven years and two years, respectively, using the sum-of-the-years digits method. Amortization for the three months and six months ended June 30, 2012 was $0.2 million and $0.4 million, respectively.

Scheduled amortization expense attributable to the core deposit intangible, trade name, and non-compete agreement for the full year of 2012 and each of the next five years is as follows: $4.3 million in 2012; $3.6 million in 2013; $2.9 million in 2014; $2.6 million in 2015; $2.2 million in 2016; and $1.9 million in 2017. There were no known impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the six months ended June 30, 2012 or 2011.

Deposits

The fair value adjustment of deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit. The resulting fair value adjustment of certificates of deposit ranging in maturity from three months to over four years is a $2.0 million discount and is being accreted into income on a level-yield basis over the weighted average remaining life of approximately 14 months. Accretion for the three months and six months ended June 30, 2012 was $0.3 million and $0.6 million, respectively.

Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank of Boston (“FHLBB”) advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The resulting fair value adjustment on FHLBB advances was $16.3 million and is being accreted on a level yield basis over the remaining life of the borrowings which have remaining lives of one to four years. Accretion for the three months and six months ended June 30, 2012 was $0.9 million and $1.9 million, respectively.

Other Liabilities

The fair value adjustment to other liabilities includes $5.6 million of compensation accruals related to executive severance and cash payments made post-acquisition to settle vested stock options and restricted stock.

In addition, BankRI maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Annual amounts related to the SERPs are recorded based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of operations. The liability for the postretirement benefit obligation related to the BankRI SERPs included in accrued expenses and other liabilities was $10.4 million at June 30, 2012. The Company incurred a related net periodic benefit expense related to these plans of $0.1 million and $0.2 million for the three months and six months ended June 30, 2012, respectively.

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

Financial Information — Acquisition

The Company’s consolidated results of operations for the three months and six months ended June 30, 2012, respectively, include $14.2 million and $29.4 million of net interest income and $1.9 million and $3.6 million of net income from the results of BankRI from the acquisition date. Expenses relating to the transaction amounted to $5.4 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

The following summarizes the unaudited pro forma results of operations as if the Company had acquired Bancorp Rhode Island, Inc. on January 1, 2011.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In Thousands Except Per Share Data)

Net interest income	$41,903	$82,995
Net income	8,810	15,918
Basic earnings per share	0.13	0.23

Amounts in the pro forma table above include acquisition-related expenses of $4.0 million and $4.0 million, net of tax, respectively, for the three and six months ended June 30, 2011, and additional amortization of $1.1 million and $1.8 million, respectively, for the three and six months ended June 30, 2011.

The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the period presented, nor is it indicative of future results for any other interim or full-year period.

(4)     Investment Securities

Investment securities available-for-sale are summarized below:

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities available-for-sale:
Debt securities:
GSEs	$106,965	$509	$4	$107,470	$92,402	$673	$6	$93,069
Municipal obligations	1,255	52	2	1,305	1,250	55	2	1,303
Auction-rate municipal obligations	2,400	—	132	2,268	2,700	—	210	2,490
Corporate debt obligations	29,620	278	196	29,702	41,490	400	536	41,354
Trust preferred securities	4,004	79	477	3,606	3,928	9	934	3,003
GSE CMOs	124,353	94	546	123,901	2,961	83	19	3,025
GSE MBS	102,298	3,240	95	105,443	68,181	3,338	15	71,504
Private-label CMOs	8,819	80	23	8,876	366	22	10	378
SBA commercial loan asset-backed securities	407	1	1	407	443	1	1	443
Total debt securities	380,121	4,333	1,476	382,978	213,721	4,581	1,733	216,569
Marketable equity securities	1,497	61	3	1,555	834	28	—	862
Total securities available-for-sale	$381,618	$4,394	$1,479	$384,533	$214,555	$4,609	$1,733	$217,431

Debt securities of U.S. Government-sponsored enterprises (“GSEs”) include obligations issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At June 30, 2012, none of those obligations are backed by the full faith and credit of the U.S. Government, except for GNMA mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMOs”) and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $5.3 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Investment Securities as Collateral

At June 30, 2012 and December 31, 2011, respectively, $336.6 million and $156.0 million of securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve “discount window” borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at June 30, 2012 and December 31, 2011 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	June 30, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$10,008	$4	$—	$—	$10,008	$4
Municipal obligations	201	2	—	—	201	2
Auction-rate municipal obligations	—	—	2,268	132	2,268	132
Corporate debt obligations	2,968	32	2,715	164	5,683	196
Trust preferred securities:
With OTTI loss	—	—	—	—	—	—
Without OTTI impairment loss	—	—	1,902	477	1,902	477
GSE CMOs	121,100	546	—	—	121,100	546
GSE MBS	27,319	92	64	3	27,383	95
Private-label CMOs	5,125	23	—	—	5,125	23
SBA commercial loan asset-backed securities	53	1	—	—	53	1
Total debt securities	166,774	700	6,949	776	173,723	1,476
Marketable equity securities	195	3	—	—	195	3
Total temporarily impaired securities	$166,969	$703	$6,949	$776	$173,918	$1,479

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

	December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$4,026	$6	$—	$—	$4,026	$6
Municipal obligations	201	2	—	—	201	2
Auction-rate municipal obligations	—	—	2,490	210	2,490	210
Corporate debt obligations	10,703	536	—	—	10,703	536
Trust preferred securities:
With OTTI loss	—	—	75	66	75	66
Without OTTI impairment loss	830	170	1,690	698	2,520	868
GSE CMOs	496	19	—	—	496	19
GSE MBS	1,712	15	—	—	1,712	15
Private-label CMOs	93	10	—	—	93	10
SBA commercial loan asset-backed securities	59	1	—	—	59	1
Total debt securities	18,120	759	4,255	974	22,375	1,733
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$18,120	$759	$4,255	$974	$22,375	$1,733

The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily impaired (“OTTI”). In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

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

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2012, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

Auction-Rate Municipal Obligations

The auction-rate obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. During the financial crisis certain third-party insurers experienced financial difficulties and were not able to meet their contractual obligations. As a result, auctions failed to attract a sufficient

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at June 30, 2012 was $2.3 million with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned 14 corporate obligation securities with a total fair value of $29.7 million and total net unrealized gains of $0.1 million as of June 30, 2012. All but two of these securities are investment grade. Both securities are currently in unrealized gain positions.

Trust Preferred Securities and PreTSLs

The Company’s portfolio of trust preferred securities includes the Company’s investment in three trust preferred pools (“PreTSLs”). The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities. The following tables summarize the pertinent information as of June 30, 2012, that was considered in determining whether OTTI existed on these PreTSLs:

	Class	Deferrals/ Defaults/ Losses to Date (1)	Estimated Total Remaining Projected Defaults (2)	Estimated Excess Subordination (3)	Lowest Credit Rating to Date (4)

Pooled Trust Preferred Security A	Mezzanine	74%	14%	0%	C
Pooled Trust Preferred Security B	A-1	27%	16%	38%	CCC
Pooled Trust Preferred Security C	Mezzanine	40%	21%	0%	C

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

(4)          The Company reviewed credit ratings provided by S&P and Moody’s in 2011 in its evaluation of issuers.

			Gross		Total Cumulative OTTI
	Current Par	Amortized Cost (1)	Unrealized Gain/(Loss)	Fair Value	Credit- Related	Credit and Non-Credit
	(In Thousands)

Pooled Trust Preferred Security A	$208	$81	$27	$108	$118	$118
Pooled Trust Preferred Security B	928	923	(184)	739	—	—
Pooled Trust Preferred Security C	951	169	34	203	—	—
Total Pooled Trust Preferred Securities	$2,087	$1,173	$(123)	$1,050	$118	$118

(1)   The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities as well as the fair value adjustment recorded on PreTSL C in connection with purchase accounting.

In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company’s OTTI assessment for the quarter ended June 30, 2012 was as follows:

Pooled Trust Preferred Security A (“PreTSL A”)

PreTSL A has experienced $30 million in deferrals, or 74% of the security’s underlying collateral, to date. The Company recorded a total of $0.1 million in OTTI on this security in 2009 and 2010 as a result of the Company’s analysis of expected and contractual cash flows. During the second quarter of 2012, there was no change in the deferral or default schedules and no further rating actions were noted. Furthermore, management was not aware of adverse changes in performance indicators for the underlying banks that issued collateral into the pool. Based on the security’s future expected cash flows and after factoring in projected defaults of 14% over its remaining life, the security’s current amortized cost (39% of current par) and the Company’s intent and ability to hold the security until recovery, the Company believes that no further OTTI charges are warranted at this time.

Pooled Trust Preferred Security B (“PreTSL B”)

PreTSL B has experienced $97 million in deferrals/defaults, or 27% of the security’s underlying collateral, to date. During the second quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 16% over its remaining life, the security’s current amortized cost (99% of current par), $100 million in excess subordination (38% of outstanding performing collateral) and the Company’s intent and ability to hold the security until recovery, the Company believes that no OTTI charges are warranted at this time.

Pooled Trust Preferred Security C (“PreTSL C”)

PreTSL C was acquired on January 1, 2012 as part of the Company’s acquisition of Bancorp Rhode Island, Inc. PreTSL C has experienced $79 million in deferrals/defaults, or 40% of the security’s underlying collateral, to date. During the second quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 21% over its remaining life, the security’s current amortized cost (18% of current par) and the Company’s intent and ability to hold the security until recovery, the Company believes that no OTTI charges are warranted at this time.

The amount related to credit losses on debt securities held at June 30, 2012 for which a portion of an OTTI was recognized in other comprehensive income was $0.1 million.

Portfolio Maturities

The maturities of the investments in debt securities at June 30, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)

Within 1 year	$60,260	$60,664
After 1 year through 5 years	80,599	81,141
After 5 years through 10 years	51,973	54,505
Over 10 years	187,289	186,668
	$380,121	$382,978

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At June 30, 2012, issuers of debt securities with an estimated fair value of approximately $32.3 million had the right to call or prepay the obligations, the scheduled maturities of which were $22.8 million after one through five years, $0.2 million after five years though ten years and $9.3 million after ten years. MBS and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Security Sales

Sales of investment securities are summarized in the table below. There were no writedowns.

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Sales of debt securities:
Proceeds from sales	$157,225	$124
Gross gains from sales	964	80
Gross losses from sales	167	—

(5)     Restricted Equity Securities

Investments in the restricted equity securities of various entities are as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)

FHLBB	$52,188	$37,914
Federal Reserve Bank of Boston	8,981	994
Other	122	375
	$61,291	$39,283

At June 30, 2012 and December 31, 2011, FHLBB stock is recorded at its carrying value, which management believes approximates its fair value. The FHLBB was classified as “adequately capitalized” by its regulator at June 30, 2012, effected the repurchase of $250 million of capital stock in March 2012, and in April 2012 and July 2012, declared a dividend of 52 basis points, up from an average 30 basis points in 2011. At June 30, 2012, the Company’s investment in FHLBB stock exceeded its required investment by $14.7 million.

The FHLBB has announced its intent to declare modest dividends throughout 2012 but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB’s private-label MBS or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.

The Company increased its investment in the stock of the Federal Reserve Bank of Boston concomitant with Brookline Bank’s conversion to a state-chartered bank supervised by the Federal Reserve Bank of Boston.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

(6)     Loans and Leases

A summary of loans and leases follows:

	June 30, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
	(In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$745,098	$448,478	$1,193,576	$668,790	$79,531	$748,321
Multi-family mortgage	503,605	106,838	610,443	466,171	15,021	481,192
Construction	58,099	30,660	88,759	36,081	4,694	40,775
Total commercial real estate loans	1,306,802	585,976	1,892,778	1,171,042	99,246	1,270,288
Commercial loans and leases:
Commercial	168,907	196,991	365,898	124,534	26,277	150,811
Equipment financing	302,063	65,021	367,084	245,020	—	245,020
Condominium association	43,596	—	43,596	46,927	—	46,927
Total commercial loans and leases	514,566	262,012	776,578	416,481	26,277	442,758
Indirect automobile	568,010	—	568,010	560,378	72	560,450
Consumer loans:
Residential mortgage	331,205	161,934	493,139	310,551	38,868	349,419
Home equity	83,887	176,663	260,550	66,644	9,883	76,527
Other consumer	4,380	1,259	5,639	5,292	480	5,772
Total consumer loans	419,472	339,856	759,328	382,487	49,231	431,718
Total loans excluding deferred loan origination costs	2,808,850	1,187,844	3,996,694	2,530,388	174,826	2,705,214
Deferred loan origination costs:
Indirect automobile	13,053	—	13,053	12,900	—	12,900
Equipment financing	1,637	—	1,637	1,098	—	1,098
Other loans	1,745	—	1,745	1,609	—	1,609
Total loans and leases	$2,825,285	$1,187,844	$4,013,129	$2,545,995	$174,826	$2,720,821

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island with the exception of equipment financing, 41.4% of which is in the greater New York/New Jersey metropolitan area and northeastern states and 58.6% of which is in other areas of the United States of America.

At June 30, 2012 and December 31, 2011, $0.6 million and $5.3 million, respectively, in residential mortgage loans held for sale were included in other assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	For the Three Months Ended June 30,
	2012	2011
	(In Thousands)

Balance at beginning of period	$(73,921)	$2,412
Accretion (amortization)	5,265	(269)
Balance at end of period	$(68,656)	$2,143

	For the Six Months Ended June 30,
	2012	2011
	(In Thousands)

Balance at beginning of period	$1,369	$—
Acquisitions	(81,503)	2,504
Accretion (amortization)	11,478	(361)
Balance at end of period	$(68,656)	$2,143

Related Party Loans

The Banks’ authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks’ capital. In addition, the extensions of credit in excess of certain limits must be approved by the Banks’ Board of Directors. The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates during the six months ended June 30, 2012. All loans were performing at June 30, 2012.

Six Months Ended
June 30, 2012
(In Thousands)

Balance at beginning of period	$16,428
Acquired loans	2,848
New loans granted during the period	131
Advances on lines of credit	4
Repayments	(13,917)
Balance at end of period	$5,494

Unfunded commitments on extensions of credit to insiders totaled $6.3 million at June 30, 2012.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Recourse Obligations

As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0% and the rate at June 30, 2012 was 0.90%. At June 30, 2012, a liability for the recourse obligation of $15,000 was included in the Company’s unaudited consolidated financial statements.

(7)              Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the three months ended June 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at March 31, 2012	$16,836	$7,078	$5,656	$1,825	$3,033	$34,428
Charge-offs	—	(3,416)	(344)	(210)	—	(3,970)
Recoveries	40	124	119	12	—	295
Provision (credit) for loan and lease losses	1,062	5,176	249	486	(295)	6,678
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at March 31, 2011	$12,999	$5,402	$6,614	$1,590	$3,443	$30,048
Charge-offs	—	(143)	(463)	—	—	(606)
Recoveries	—	64	170	1	—	235
Provision (credit) for loan and lease losses	1,680	(9)	(300)	48	(249)	1,170
Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the six months ended June 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(3,757)	(783)	(218)	—	(4,758)
Recoveries	80	202	266	13	—	561
Provision (credit) for loan and lease losses	2,381	6,520	593	741	(310)	9,925
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	—	(482)	(1,083)	(1)	—	(1,566)
Recoveries	—	153	339	3	—	495
Provision (credit) for loan and lease losses	2,281	350	(187)	(1)	(220)	2,223
Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847

The liability for unfunded credit commitments, which is included in other liabilities, was $0.9 million at June 30, 2012 and $0.8 million at December 31, 2011.

Allowance for Loan and Lease Loss Methodology

Management has established a methodology to determine the adequacy of the allowance for loan and lease losses that assesses the risks and losses inherent in the loan and lease portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following pools: (1) commercial real estate loans, (2) commercial loans and leases, (3) indirect automobile loans and (4) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans and leases are divided into three classes: commercial loans, equipment financing, and loans to condominium associations. The indirect automobile loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

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

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan and lease losses by a charge to the provision for credit losses. An increase in expected cash flows in subsequent periods reduces any previously established allowance for loan and lease losses by the increase in the present value of cash flows expected to be collected and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of the accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

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

There were no significant changes in credit quality of acquired loans at June 30, 2012 and December 31, 2011, and therefore there was no allowance for losses on acquired loans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Originated Loans and Leases

The Company utilizes an eight-grade rating system in its evaluation of commercial and commercial real estate loans and leases. At the time of origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel and independent loan review staff. Loans rated “pass” (risk ratings 1 through 4) are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. “Criticized” loans (risk ratings 5 through 8) include loans criticized (i.e. special mention), classified (i.e. substandard, doubtful and loss); troubled debt restructured loans; loans on nonaccrual; and other impaired loans. These loans have a higher likelihood of loss.

Commercial Real Estate Loans — At June 30, 2012, loans outstanding in the three commercial real estate loan classes, expressed as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: commercial real estate mortgage loans — 29.9%, multi-family mortgage loans — 15.3% and construction loans — 2.2%.

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

Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of loans outstanding and 2012, the increase in loans delinquent over 30 days from $9.4 million (0.8% of commercial real estate loans outstanding excluding deferred loan origination costs) at December 31, 2011 to $18.3 million (1.0%) at June 30, 2012, the addition of new loan officers and the increase in criticized loans from $26.2 million at December 31, 2011 to $42.2 million at June 30, 2012. The Company also takes into consideration the impact that the economy, and in particular the housing market, has on the rents and values associated with its apartment and multi-family mortgage loans. The increase in renters versus homeowners has increased multi-family rents which, in turn, has increased apartment and multi-family property valuations. That increase in valuations has increased the number of multi-family properties under development. These increases in multi-family rents and valuations could drop if the demand for rentable housing declines. For further discussion of criticized loans, see “Credit Quality Information” below.

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

Commercial Loans and Leases — At June 30, 2012, loans and leases outstanding in the three commercial loan/lease classes, expressed as a percent of total loans and leases outstanding (excluding deferred loan origination

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

costs), were as follows: commercial loans — 9.2%, equipment financing loans — 9.2% and loans to condominium associations — 1.1%.

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

Commercial loan and lease losses generally have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. During the period, the Company recorded a provision for credit loss in connection with an increase in specific reserves and charge-offs on certain impaired loans. The risk characteristics described in “Originated Loans and Leases—Commercial Real Estate Loans” above regarding concentration of outstanding loans within the greater Boston and Providence metropolitan areas and the status of the local economies are also applicable to the commercial loan and lease and the condominium association loan classes. Until the economy improves sufficiently, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

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

The Company’s equipment financing loans are concentrated in the financing of coin-operated laundry, dry cleaning, fitness and convenience store equipment, and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States. The loans are considered to be of higher risk because the borrowers are typically small-business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan and lease losses for this class were the annualized rate of growth of loans outstanding in 2012 (31.2%), excluding $85.9 million in acquired loans and leases, the increase in loans delinquent over 30 days from $2.2 million (0.91% of equipment financing loans outstanding excluding deferred loan origination costs) at December 31, 2011 to $4.1 million (1.1%) at June 30, 2012, and the increase in total criticized loans from $6.0 million at December 31, 2011 to $7.5 million at June 30, 2012.

Indirect Automobile Loans — At June 30, 2012, indirect automobile loans equaled 14.2% of the Company’s total loan and lease portfolio (excluding deferred loan origination costs). Determination of the allowance for loan and lease losses for this segment is based primarily on borrowers’ credit scores (generally a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in “Credit Quality Information” below is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit score of certain borrowers may have deteriorated since the time the loan was originated. Additionally, the migration of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

The percentages of loans made to borrowers with credit scores of 660 and below were 3.8% and 3.2% at December 31, 2011 and June 30, 2012, respectively. Net loan charge-offs were $0.7 million and $0.5 million, respectively, for the six months ended June 30, 2011 and 2012.

Consumer Loans — At June 30, 2012, loans outstanding within the three classes, as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: residential mortgage loans — 12.3%, home equity loans — 6.5% and other consumer loans — 0.1%.

The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at June 30, 2012 and December 31, 2011 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at June 30, 2012 and December 31, 2011 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan to value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

Continued economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral have resulted in net loan (recoveries) charge-offs of ($0.2 million) for the six months ended June 30, 2011 and $0.2 million for the six months ended June 30, 2012. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the table. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at June 30, 2012. If the local economy weakens further, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Credit Quality Information

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at June 30, 2012 by credit quality indicator.

	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Loan rating:
Pass	$1,082,041	$591,447	$84,869	$330,813	$359,587	$43,585	$5,289
Criticized	37,079	4,983	103	11,387	7,497	11	—
Acquired from
First Ipswich	74,456	14,013	3,787	23,698	—	—	350
	$1,193,576	$610,443	$88,759	$365,898	$367,084	$43,596	$5,639

	Indirect Automobile		Residential Mortgage	Home Equity
	(In Thousands)		(In Thousands)
Credit score:		Loan-to-value ratio:
Over 700	$477,834	Less than 50%	$109,703	$62,302
661-700	69,695	50% - 69%	186,888	65,358
660 and below	18,278	70% - 79%	122,498	50,739
Data not available	2,203	80% and over	34,025	47,060
	$568,010	Data not available	5,363	26,893
		Acquired from First Ipswich	34,662	8,198
			$493,139	$260,550

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2011 by credit quality indicator.

	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Loan rating:
Pass	$663,977	$444,827	$36,081	$124,312	$239,043	$46,912	$5,292
Criticized	4,813	21,344	—	222	5,977	15	—
Acquired from
First Ipswich	79,531	15,021	4,694	26,277	—	—	480
	$748,321	$481,192	$40,775	$150,811	$245,020	$46,927	$5,772

	Indirect Automobile		Residential Mortgage	Home Equity
	(In Thousands)		(In Thousands)
Credit score:		Loan-to-value ratio:
Over 700	$471,317	Less than 50%	$77,846	$26,923
661-700	68,074	50% - 69%	118,993	19,532
660 and below	21,059	70% - 79%	98,007	16,734
	$560,450	80% and over	15,705	3,455
		Acquired from First Ipswich	38,868	9,883
			$349,419	$76,527

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) as of June 30, 2012 and December 31, 2011. The delinquency information as of June 30, 2012 includes BankRI’s loan and lease data.

	At June 30, 2012
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans	Loans Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans
	(In Thousands)
Commercial real estate mortgage	$4,501	$419	$8,155	$13,075	$1,106,044	$1,119,119	$7,466	$2,120
Multi-family mortgage	666	610	3,982	5,258	591,172	596,430	1,960	3,129
Construction	—	—	—	—	84,972	84,972	—	—
Commercial	1,026	540	3,442	5,008	337,192	342,200	1,287	6,896
Equipment financing	1,945	214	1,919	4,078	363,005	367,083	429	2,375
Condominium association	—	—	—	—	43,596	43,596	—	11
Indirect automobile	4,512	436	91	5,039	562,972	568,011	—	91
Residential mortgage	2,267	—	6,375	8,642	449,835	458,477	4,391	3,088
Home equity	1,122	68	585	1,775	250,577	252,352	179	784
Other consumer	15	6	5	26	5,264	5,290	—	5
Acquired from First Ipswich	2,396	—	1,013	3,409	155,755	159,164	—	2,567
	$18,450	$2,293	$25,567	$46,310	$3,950,384	$3,996,694	$15,712	$21,066

	At December 31, 2011
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans	Loans Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans
	(In Thousands)
Commercial real estate mortgage	$2,810	$—	$2,864	$5,674	$663,116	$668,790	$2,864	$—
Multi-family mortgage	1,292	—	2,454	3,746	462,425	466,171	1,074	1,380
Construction	—	—	—	—	36,081	36,081	—	—
Commercial	42	57	647	746	123,788	124,534	647	—
Equipment financing	251	49	1,925	2,225	242,795	245,020	—	1,925
Condominium association	—	—	15	15	46,912	46,927	—	15
Indirect automobile	5,468	645	111	6,224	554,226	560,450	—	111
Residential mortgage	2,174	277	1,327	3,778	306,773	310,551	—	1,327
Home equity	124	—	98	222	66,421	66,643	—	98
Other consumer	36	2	10	48	5,244	5,292	—	10
Acquired from First Ipswich	615	40	3,226	3,881	170,874	174,755	184	2,664
	$12,812	$1,070	$12,677	$26,559	$2,678,655	$2,705,214	$4,769	$7,530

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Acquired loans accounted for under ASC 310-30 that were classified as nonperforming loans prior to being acquired and acquired loans accounted for under ASC 310-30 that are not performing in accordance with contractual terms subsequent to acquisition are not classified as nonperforming loans subsequent to acquisition because the loans are recorded in pools at net realizable value based on the principal and interest the Company expects to collect on such loans as calculated at the acquisition date. Acquired loans with reductions in estimated cash flows due to significant deteriorations post-acquisition are recorded as nonperforming loans. Judgment is required to estimate the timing and amount of cash flows expected to be collected when the loans are not performing in accordance with the original contractual terms.

Impaired Loans and Leases

The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan or lease is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan or lease is not in doubt and the loan or lease is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans and leases in the period reported.

	At June 30, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$10,007	$10,880	$—	$8,692	$71	$7,260	$148
Commercial	6,415	6,952	—	5,611	47	5,296	92
Consumer	4,261	4,307	—	4,132	24	3,744	53
	20,683	22,139	—	18,435	142	16,300	293
With an allowance recorded:
Commercial real estate	1,610	1,610	221	213	28	353	39
Commercial	4,743	5,433	1,558	3,300	66	2,544	108
Consumer	3,052	3,052	446	2,288	32	2,304	61
	9,405	10,095	2,225	5,801	126	5,201	208
Total	$30,088	$32,234	$2,225	$24,236	$268	$21,501	$501

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

	At December 31, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$3,439	$4,239	$—	$4,083	$13	$3,761	$26
Commercial	2,883	3,893	—	3,292	42	3,513	130
Indirect automobile	158	158	—	127	—	114	—
Consumer	4,403	4,403	—	4,156	28	4,306	80
	10,883	12,693	—	11,658	83	11,694	236
With an allowance recorded:
Commercial	1,178	1,318	413	767	14	1,011	33
Consumer	348	348	35	344	2	345	6
	1,526	1,666	448	1,111	16	1,356	39
Total	$12,409	$14,359	$448	$12,769	$99	$13,050	$275

The following tables present information regarding the Banks’ impaired and non-impaired loans and leases:

	As of June 30, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		ASC 310-30 Acquired Loans and Leases		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$11,617	$221	$1,519,348	$17,717	$361,813	$—	$1,892,778	$17,938
Commercial	11,158	1,558	661,418	7,404	104,002	—	776,578	8,962
Indirect automobile	—	—	568,010	5,680	—	—	568,010	5,680
Consumer	7,313	446	642,066	1,667	109,949	—	759,328	2,113
Unallocated	—	—	—	2,738	—	—	—	2,738
Total	$30,088	$2,225	$3,390,842	$35,206	$575,764	$—	$3,996,694	$37,431

	As of December 31, 2011
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		ASC 310-30 Acquired Loans and Leases		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$2,902	$—	$1,168,492	$15,477	$98,894	$—	$1,270,288	$15,477
Commercial	3,945	190	412,536	5,807	26,277	—	442,758	5,997
Indirect automobile	111	—	560,339	5,604	—	—	560,450	5,604
Consumer	3,465	35	379,021	1,542	49,232	—	431,718	1,577
Unallocated	—	—	—	3,048	—	—	—	3,048
Total	$10,423	$225	$2,520,388	$31,478	$174,403	$—	$2,705,214	$31,703

At June 30, 2012, loans and leases individually and collectively evaluated for impairment included $610.5 million of acquired loans accounted for under ASC 310-20 for which there is no allowance for loan and lease losses given that there has been no further credit deterioration since the date of acquisition.  At December 31, 2011 there were no ASC 310-20 acquired loans or leases included in loans and leases individually and collectively evaluated for impairment.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Troubled Debt Restructured Loans and Leases

Troubled debt restructurings at period-end were as follows:

	June 30, 2012			December 31, 2011
	Number of	Recorded Investment		Number of	Recorded Investment
	Loans/ Leases	At Modification	At End of Period	Loans/ Leases	At Modification	At End of Period
	(Dollars in Thousands)

Commercial real estate mortgage	4	$6,396	$6,222	2	$2,896	$2,779
Multi-family mortgage	2	964	964	2	964	964
Commercial	2	163	143	1	66	66
Equipment financing	22	3,612	3,293	24	3,008	2,897
Residential mortgage	17	4,476	4,439	13	3,174	3,145
Total	47	$15,611	$15,061	42	$10,108	$9,851

Total troubled debt restructurings of $15.1 million at June 30, 2012 and $9.9 million at December 31, 2011 included restructured loans and leases of $6.4 million and $5.2 million, respectively, which were accruing.

Loans restructured or defaulted during the following periods were as follows:

	Three Months Ended June 30, 2012
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Equipment financing	1	$280	$280	1	$33
Residential mortgage	2	770	770	1	192
Total	3	$1,050	$1,050	2	$225

	Three Months Ended June 30, 2011
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate mortgage	1	$1,725	$1,608	—	$—
Multi-family mortgage	1	29	29	1	29
Equipment financing	3	440	410	2	365
Residential mortgage	1	406	404	2	491
Total	6	$2,600	$2,451	5	$885

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate mortgage	2	$3,500	$3,500	1	$351
Commercial	1	97	97	—	—
Equipment financing	5	1,181	1,181	2	64
Residential mortgage	4	1,302	1,302	3	683
Total	12	$6,080	$6,080	6	$1,098

	Six Months Ended June 30, 2011
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate mortgage	1	$1,725	$1,608	—	$—
Multi-family mortgage	1	29	29	1	29
Equipment financing	5	842	763	2	365
Residential mortgage	6	2,276	1,740	2	491
Total	13	$4,872	$4,140	5	$885

There was not a significant financial impact from the modification of performing or nonperforming loans or leases for the six months ended June 30, 2012. Allowances for loan and lease losses associated with troubled debt restructurings are immaterial. There were no charge-offs to the loans or leases included in the tables during the modification process. As of June 30, 2012, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(8)     Borrowed Funds

Borrowed funds are comprised of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)

FHLBB advances	$733,394	$498,570
Repurchase agreements	46,362	8,349
Subordinated debentures	12,192	—
Other borrowings	2,153	—
Total borrowed funds	$794,101	$506,919

The FHLBB advances are secured by a blanket security agreement which requires the Company to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. The three subordinated debentures are summarized below:

Issue Date	Rate	Maturity Date	Next Call Date	Carrying Amount
(Dollars in Thousands)

February 22, 2001	Fixed; 10.2%	February 22, 2031	August 22, 2012	$3,150
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 26, 2012	4,617
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 17, 2012	4,425

(9)     Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2012 or December 31, 2011.

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

As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2012, the Company had ten interest-rate swaps with an aggregate notional amount of $33.6 million related to this program.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited consolidated balance sheets as of June 30, 2012:

Asset Derivatives
June 30, 2012
(In Thousands)
Other Assets:
Total derivatives (interest-rate products) not designed as hedging instruments	$1,417

Liability Derivatives
June 30, 2012
(In Thousands)
Other Liabilities:
Total derivatives (interest-rate products) not designed as hedging instruments	$(1,489)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

The table below presents the effect of the Company’s derivative financial instruments on the unaudited consolidated income statements for the six months ended June 30, 2012:

		Amount of Gain Recognized in Income on Derivatives (1)
Derivatives Not Designed as	Location of Gain Recognized	Six Months Ended
Hedging Instruments	in Income on Derivative	June 30, 2012
		(In Thousands)

Interest-rate products	Loan-related fees	$15

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

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2012, the Company has posted collateral of $0.8 million in the normal course of business.

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

(10)   Commitments and Contingencies

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the unaudited consolidated balance sheet. The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments assuming that the commitments are fully funded at a later date, the borrower can meet contracted repayment obligations and any collateral or other security proves to be worthless. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Financial instruments with off-balance-sheet risk at the dates indicated are as follows:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$156,210	$85,035
Commercial	120,774	38,987
Residential mortgage	33,891	8,946
Unadvanced portion of loans and leases	444,672	197,156
Unused lines of credit:
Home equity	93,395	82,770
Other consumer	10,243	5,095

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

Legal Proceedings

Empire and Flanagan Litigation

These matters were resolved during the three month period ended June 30, 2012 and the respective settlement amounts are reflected in the Company’s financial statements contained herein. The Empire settlement approximated the accrual previously recorded. The Flanagan settlement approximated the amount accrued at the acquisition of BankRI; however, the Company subsequently received unexpected insurance recoveries.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

(11)         Earnings per Share

The following table is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands Except Per Share Amounts)
Numerator:
Net income	$7,529	$7,529	$7,001	$7,001

Denominator:
Weighted average shares outstanding	69,677,656	69,677,656	58,629,265	58,629,265
Effect of dilutive securities	—	38,234	—	1,643
Adjusted weighted average shares outstanding	69,677,656	69,715,890	58,629,265	58,630,908

EPS	$0.11	$0.11	$0.12	$0.12

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands Except Per Share Amounts)
Numerator:
Net income	$13,878	$13,878	$14,267	$14,267

Denominator:
Weighted average shares outstanding	69,671,130	69,671,130	58,620,467	58,620,467
Effect of dilutive securities	—	35,564	—	4,232
Adjusted weighted average shares outstanding	69,671,130	69,706,694	58,620,467	58,624,699

EPS	$0.20	$0.20	$0.24	$0.24

On January 3, 2012, the Company issued approximately 11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island, Inc. Refer to Note 3, “Acquisition,” for more information.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

(12)   Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2012.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are as follows:

	Carrying Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$107,470	$—	$107,470
Municipal obligations	—	1,305	—	1,305
Auction-rate municipal obligations	—	—	2,268	2,268
Corporate debt obligations	—	29,702	—	29,702
Trust preferred securities	—	2,556	1,050	3,606
GSE CMOs	—	123,901	—	123,901
GSE MBS	—	105,443	—	105,443
Private-label CMOs	—	8,876	—	8,876
SBA commercial loan asset-backed securities	—	407	—	407
Marketable equity securities	1,555	—	—	1,555
Total securities available-for-sale	$1,555	$379,660	$3,318	$384,533

Interest-rate swaps	$—	$1,417	$—	$1,417

Liabilities:
Interest-rate swaps	$—	$1,489	$—	$1,489

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$93,069	$—	$93,069
Municipal obligations	—	1,303	—	1,303
Auction-rate municipal obligations	—	—	2,490	2,490
Corporate debt obligations	—	41,354	—	41,354
Trust preferred securities	—	2,285	718	3,003
GSE MBS	—	71,504	—	71,504
GSE CMOs	—	3,025	—	3,025
Private-label CMO	—	378	—	378
SBA commercial loan asset-backed securities	—	443	—	443
Marketable equity securities	862	—	—	862
Total securities available-for-sale	$862	$213,361	$3,208	$217,431

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, and GSE residential MBS and CMOs, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as trust preferred securities) and are included in Level 3.

Interest-Rate Swaps

The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to counterparty’s inability to pay any net uncollateralized position. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 9, “Derivatives and Hedging Activities.”

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at June 30, 2012.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)

Auction-rate municipals	$2,268	Discounted cash flow	Discount rate	0-5%	4.0%

Pooled trust preferred securities	$1,050	Discounted cash flow	Cumulative default	0-100%	13.0%
			Cure given deferral/ default	0-15%
			Discount rate	6-59%

The reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in Thousands)
Securities available-for-sale, beginning of period	$3,436	$3,603	$3,208	$3,603
Acquired, BankRI	—	—	184	—
Principal paydowns and other	(380)	(5)	(384)	(310)
Total unrealized gains included in other comprehensive income	262	119	310	183
Securities available-for-sale, end of period	$3,318	$3,717	$3,318	$3,476

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2012 or 2011.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 are summarized below:

	Carrying Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$19,157	$—	$19,157
Building held-for-sale	—	6,046	—	6,046
Other real estate owned	—	2,082	—	2,082
Repossessed vehicles and equipment	—	683	—	683
	$—	$27,968	$—	$27,968

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$3,654	$—	$3,654
Other real estate owned	—	845	—	845
Repossessed vehicles and equipment	—	421	—	421
	$—	$4,920	$—	$4,920

Collateral-Dependent Impaired Loans and Leases

For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs.

Building Held-for-Sale

The building held-for-sale is carried at estimated fair value less costs to sell based on a pending sale and recent appraisal (Level 2).

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

At and for the Six Months Ended June 30, 2012 and 2011

Summary of Estimated Fair Values of Financial Instruments

Other Securities

The fair value of other securities are estimated using pricing models or are based on comparisons to market prices of similar securities and considered to be Level 3.

Loans and Leases

The fair value of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, indirect automobile, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed, variable) and payment status (performing, nonperforming). The Company then discounted the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At and for the Six Months Ended June 30, 2012 and 2011

The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying	Estimated	Level 1	Level 2	Level 3
	Value	Fair Value	Inputs	Inputs	Inputs
	(In Thousands)
June 30, 2012
Financial assets:
Other securities	$500	$497	$—	$—	$497
Loans and leases, net	3,975,698	4,019,993	—	—	4,019,993
Financial liabilities:
Certificates of deposit	1,049,462	1,057,320	—	1,057,320	—
Borrowed funds	794,101	824,020	—	824,020	—

December 31, 2011
Financial assets:
Loans and leases, net	$2,689,118	$2,706,534	$—	$—	$2,706,534
Financial liabilities:
Certificates of deposit	805,672	812,681	—	812,681	—
Borrowed funds	506,919	522,541	—	522,541	—

(13)   Income Taxes

The effective rate of income tax provision was 35.7% for the 2012 second quarter compared with 41.8% for the 2011 second quarter, and 38.6% for the first six months of 2012 compared with 40.9% for the first six months of 2011. The effective rate in the first quarter of 2012 included non-deductible acquisition-related expenses. The decrease in the effective rate in the 2012 second quarter versus the second quarter of 2011 is due to favorable state tax apportionment and low-income housing and rehabilitation tax credits. The Company will realize federal rehabilitation tax credits associated with the Company’s new offices and investments in affordable housing limited partnerships. The reduction to the effective tax rate for tax credits and favorable state apportionment is 4.3% and 1.8%, respectively.

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

General

Brookline Bancorp, Inc. (the “Company”), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island (“BankRI”) and its subsidiaries; First Ipswich Bank (“First Ipswich” and formerly known as The First National Bank of Ipswich) and its subsidiaries; and Brookline Securities Corp.

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

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As state-chartered banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the State of Massachusetts and the jurisdiction of the Massachusetts Division of Banks and the FRB. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. BankRI is also supervised, examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”), which also insures the Banks’ deposits.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2011 Annual Report on Form 10-K and the audited financial statements of Bancorp Rhode Island, Inc. as of and for the periods ended December 31, 2011 and 2010 included in the Company’s Current Report on Form 8-K/A, filed on March 23, 2012, management has identified the accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, valuation of available-for-sale securities and income tax accounting as the Company’s most critical accounting policies.

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

Operating earnings exclude from net income acquisition-related and other expenses; by excluding such items, the Company’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, acquisition-related expenses, core system conversion costs, and other charges related to executive-level management separation and severance-related costs, are generally also excluded when calculating the operating efficiency ratio.

In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

Selected Financial Data

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$4,972,381	$4,877,124	$3,299,013	$3,157,498	$3,114,582
Loans and leases, net	3,975,698	3,901,090	2,689,118	2,630,948	2,558,076
Securities available-for-sale	384,533	461,498	217,431	253,510	274,448
Goodwill and identified intangibles, net	162,468	164,763	51,013	51,794	52,000
Total deposits	3,521,206	3,459,333	2,252,331	2,179,605	2,159,133
Core deposits (1)	2,471,744	2,397,785	1,446,659	1,371,658	1,337,213
Certificates of deposit	1,049,462	1,061,548	805,672	807,947	821,920
Total borrowings	794,101	758,536	506,919	444,921	426,144
Stockholders’ equity	598,865	597,531	503,602	501,890	501,077

EARNINGS DATA
Interest and dividend income	$51,839	$52,991	$35,881	$35,590	$35,621
Interest expense	9,080	9,357	7,368	7,642	7,823
Net interest income	42,759	43,634	28,513	27,948	27,798
Provision for credit losses	6,678	3,247	842	891	839
Non-interest income	4,721	3,595	1,491	928	1,518
Non-interest expense	28,699	32,592	16,520	17,079	15,877
Net income	7,529	6,349	7,058	6,275	7,001

PER COMMON SHARE DATA
Net income – Basic	$0.11	$0.09	$0.12	$0.11	$0.12
Net income – Diluted	0.11	0.09	0.12	0.11	0.12
Operating income – Basic (2)	0.11	0.15	0.13	0.12	0.13
Operating income – Diluted (2)	0.11	0.15	0.13	0.12	0.13
Cash dividends declared	0.085	0.085	0.085	0.085	0.085
Book value per share (end of period)	8.55	8.51	8.50	8.48	8.48
Tangible book value per share (end of period) (3)	6.23	6.16	7.64	7.60	7.60
Tangible equity ratio (4)	9.07%	9.18%	13.93%	14.49%	14.66%
Stock price:
High	$9.49	$9.78	$8.74	$9.68	$10.61
Low	8.46	8.37	7.30	7.12	8.26
Close (end of period)	8.85	9.37	8.44	7.71	9.27

PERFORMANCE RATIOS
Net interest margin (5)	3.81%	3.87%	3.78%	3.69%	3.74%
Return on average assets (5)	0.61%	0.52%	0.89%	0.80%	0.91%
Operating return on average assets (5) (6)	0.61%	0.85%	0.95%	0.86%	1.01%
Efficiency ratio	60.44%	69.01%	55.06%	59.15%	54.16%
Return on average tangible assets (5)	0.64%	0.54%	0.90%	0.82%	0.92%
Return on average stockholders’ equity (5)	5.04%	4.25%	5.60%	5.00%	5.62%
Return on average tangible stockholders’ equity (5)	6.95%	5.86%	6.24%	5.57%	6.28%
Operating return on average tangible stockholders’ equity (5) (7)	6.95%	9.53%	6.68%	6.00%	6.97%
Dividend payout ratio (8)	79.08%	93.76%	71.10%	79.97%	71.68%

ASSET QUALITY RATIOS
Non-performing loans and leases as a percentage of total loans and leases	0.52%	0.30%	0.28%	0.28%	0.31%
Non-performing assets as a percentage of total assets	0.48%	0.30%	0.27%	0.33%	0.38%
Allowance for loan and lease losses as a percentage of total loans and leases	0.93%	0.87%	1.17%	1.17%	1.19%

CAPITAL RATIOS
Tier 1 leverage capital ratio	9.16%	9.27%	14.37%	14.55%	14.62%
Tier 1 risk-based capital ratio	10.60%	10.77%	15.91%	16.41%	16.69%
Total risk-based capital ratio	11.82%	11.95%	17.05%	17.58%	17.88%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.
(2)	Operating income per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period.
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

Executive Overview

For the three months ended June 30, 2012, the Company reported operating net income of $7.5 million, or $0.11 per diluted share, down 27% from the three months ended March 31, 2012. Annualized operating returns on average assets and average stockholders’ equity were 0.61% and 5.04%, respectively, for the three months ended June 30, 2012. For the six months ended June 30, 2012, the Company reported operating net income of $17.9 million, or $0.26 per diluted share, compared to $15.2 million and $0.26 per diluted share for the six months ended June 30, 2011. Operating returns on average assets and average stockholders’ equity, at an annualized rate, were 0.73% and 5.97%, respectively, for the six months ended June 30, 2012. Net income for the second quarter 2012 included higher-than-expected loan and lease loss provisions specifically related to two short-term commercial credits originated by BankRI shortly after acquisition, as discussed more fully below. The $4.2 million provision for credit losses recorded in conjunction with these credits in the second quarter 2012 reduced earnings per share for the quarter by $0.04.

Notwithstanding this unexpected increase to the Company’s provisions for loan and lease losses, business fundamentals remained strong. During the second quarter of 2012, the Company’s assets grew 2.0%, due primarily to annualized loan growth of 7.9% from March 31, 2012. Commercial real estate loans increased 10.7% from March 31, 2012 to June 30, 2012 on an annualized basis; and commercial loans increased 14.3% from March 31, 2012 to June 30, 2012 on an annualized basis. Deposit growth continued with total deposits up 7.2% from March 31, 2012 to June 30, 2012 on an annualized basis. The Company’s core deposits increased as a percentage of total deposits from 69.3% at March 31, 2012 to 70.2% at June 30, 2012. During the first half of 2012, the Company’s assets grew 50.7%, due, in part, to annualized organic loan growth of 10.0% at Brookline Bank from December 31, 2011 and, in part, as a result of the acquisition of Bancorp Rhode Island, Inc. and BankRI on January 1, 2012. The acquisition of BankRI added $1.1 billion in net loans as of January 1, 2012.

Second quarter 2012 results included a $6.7 million provision for credit losses of which $4.2 million was recorded in connection with two short-term commercial loans made by BankRI shortly after the Company’s acquisition of BankRI. These loans (the “two BankRI commercial loans”) were based, in part, on the issuance of tax credits which, due to the unexpected and abrupt bankruptcy filing of an entity in Rhode Island related to the borrowers, were not issued. The Company has moved aggressively to resolve the problem credits and is evaluating all potential sources of recovery; however, further recovery attempts will be complicated and subject to additional discussions with the relevant parties, including the State of Rhode Island.  The increased provision was recorded based on information available to management through June 30, 2012; the amount recorded reflected management’s best estimate of probable loss.

Despite the increase in provision related to these troubled credits, credit quality remained solid relative to the Company’s peers. The ratio of the allowance for loan and lease losses to total loans and leases increased from 0.87% as of March 31, 2012 to 0.93% at June 30, 2012 but is still less than the ratio at December 31, 2011 of 1.17%. This reduction in the allowance to loans and leases ratio from December 31, 2011 to June 30, 2012 is a result of applying purchase accounting to loans acquired in the BankRI acquisition, accounting which eliminated BankRI’s pre-acquisition allowance for loan and lease losses. The increase in the allowance to loans and leases ratio during the three-month period ended June 30, 2012 is as a result of providing an allowance for loan originations during the quarter as well as an increase in specific reserves of $1.8 million on impaired loans. The Company continued to employ its historical underwriting methodology and continued to calculate its allowance for loan and lease losses on a historically consistent basis. This ratio may continue to increase in connection with increased levels of organic growth in future periods.

Net charge-offs increased at an annualized rate to 0.37% of average loans of $4.0 billion in the quarter ended June 30, 2012, up from 0.05% for the quarter ended March 31, 2012 and from 0.06% for the quarter ended June 30, 2011. Net charge-offs for the quarter ended June 30, 2012 were $3.7 million, of which $3.2 million, or 0.32% of $4.0 billion of average loans related to the two BankRI commercial loans described above. Net charge-offs excluding the charge-offs related to these two credits were 0.05% of $4.0 billion of average loans for the quarter ended June 30, 2012. Delinquencies as a percent of total loans, excluding deferred loan origination costs, increased from 0.90% at March 31, 2012 to 1.16% at June 30, 2012. The two BankRI commercial loans described above represent 5.98% of delinquent loans at June 30, 2012. Other delinquent loans, excluding these two BankRI commercial loans, were 1.09% of total loans at June 30, 2012.

Net interest margin was 3.81% and 3.85%, respectively, for the three months and six months ended June 30, 2012. Although the yield on total earning assets declined from 4.79% for the three months ended June 30, 2011 to 4.62% for the three months ended June 30, 2012, the impact of this decline on net interest income was offset by the further, but smaller, reduction in the Company’s overall cost of funds, the increase in the Company’s loan-to-deposit ratio, and the increase in the Company’s average earning assets. The Company’s cost of funds decreased from 1.31% for the three months ended June 30, 2011 to 0.98% for the three months ended June 30, 2012. The loan-to-deposit ratio, 119.9% at June 30, 2011, declined to 114.0% at June 30, 2012 while the Company’s average earning assets increased from $3.0 billion for the three months ended June 30, 2011 to $4.5 billion for the three months ended June 30, 2012. Despite the strength of the Company’s net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds further, continues to place significant pressure on the Company’s net interest margin and net interest income.

Non-interest income increased 31.3% from $3.6 million during the quarter ended March 31, 2012 to $4.7 million during the quarter ended June 30, 2012. This increase primarily reflects higher fee income of $0.5 million and $0.8 million of gains on sales of securities during the quarter ended June 30, 2012.

Non-interest expense for the quarter ended June 30, 2012 decreased $3.9 million from the quarter ended March 31, 2012, reflecting $5.4 million less merger-related expenses during the three-month period ended June 30, 2012 offset by an increase in professional services costs of $1.5 million related to integration activities, systems conversions, charter conversions and a change in the Company’s outsourced internal auditors. Compensation expense decreased $0.5 million in the quarter ended June 30, 2012 compared to the quarter ended March 31, 2012.

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.16% at June 30, 2012. Brookline Bancorp, Inc.’s tangible equity ratio of 9.1%, down from 13.9% at December 31, 2011 and 14.7% at June 30, 2011, reflects the Company’s acquisition of BankRI.

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”) and operating return on average assets:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$7,529	$6,349	$7,001	$13,878	$14,267
Adjustments to arrive at operating earnings:
Acquisition-related expenses	—	5,396	774	5,396	924
Total pre-tax adjustments	—	5,396	774	5,396	924
Tax effect	—	(1,424)	—	(1,424)	—
Total adjustments, net of tax	—	3,972	774	3,972	924
Operating earnings	$7,529	$10,321	$7,775	$17,850	$15,191

Earnings per share, as reported	$0.11	$0.09	$0.12	$0.20	$0.24
Adjustments to arrive at operating earnings per share:
Acquisition-related expenses	—	0.06	0.01	0.06	0.02
Total adjustments per share	—	0.06	0.01	0.06	0.02
Operating earnings per fully dilutive share	$0.11	$0.15	$0.13	$0.26	$0.26

Average total assets	$4,904,933	$4,860,895	$3,093,495	$4,883,160	$2,968,076
Operating return on average assets (annualized)	0.61%	0.85%	1.01%	0.73%	1.02%

The following table summarizes the Company’s operating return on average tangible stockholders’ equity:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in Thousands)

Operating earnings	$7,529	$10,321	$7,775	$17,850	$15,191
Average stockholders’ equity	597,908	597,978	498,276	598,277	498,283
Less: Average goodwill and average other acquisition-related intangibles	164,288	164,763	52,282	165,315	49,998
Average tangible stockholders’ equity	$433,620	$433,215	$445,994	$432,962	$448,285
Operating return on average tangible stockholders’ equity (annualized)	6.95%	9.53%	6.97%	8.25%	6.78%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share derived from amounts reported in the unaudited consolidated balance sheet:

	June 30, 2012	March 31, 2012	June 30, 2011
	(Dollars in Thousands)

Total stockholders’ equity	$598,865	$597,531	$501,077
Less: Goodwill and other acquisition-related intangibles	162,468	164,763	52,000
Tangible stockholders’ equity	$436,397	$432,768	$449,077

Total assets	$4,972,381	$4,877,124	$3,114,582
Less: Goodwill and other acquisition-related intangibles	162,468	164,763	52,000
Tangible assets	$4,809,913	$4,712,361	$3,062,582
Tangible equity ratio	9.07%	9.18%	14.66%

	June 30, 2012	March 31, 2012	June 30, 2011
	(In Thousands, Except Per Share Data)

Tangible stockholders’ equity	$436,397	$432,768	$449,077

Common shares issued	75,414,713	75,585,504	64,447,889
Less: Common shares classified as treasury shares	5,373,733	5,373,733	5,373,733
Common shares outstanding	70,040,980	70,211,771	59,074,156
Tangible book value per share	$6.23	$6.16	$7.60

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in Thousands)

Dividends paid	$5,954	$5,953	$5,018	$11,907	$10,036

Net income, as reported	$7,529	$6,349	$7,001	$13,878	$14,267
Dividend payout ratio	79.08%	93.76%	71.68%	85.80%	70.34%

Acquisition of Bancorp Rhode Island, Inc.

On January 1, 2012, the Company acquired Bancorp Rhode Island, Inc., the bank holding company for BankRI and subsidiaries. In connection with the BankRI acquisition, approximately 11 million shares of the Company’s common stock with a fair value of $92.8 million were issued to Bancorp Rhode Island, Inc. shareholders. Cash paid to shareholders, exclusive of stock compensation payouts, was $113.0 million. The Company also assumed $13 million in subordinated debt from BankRI.  For further information, see Note 3, “Acquisition,” to the unaudited consolidated financial statements.

Financial Condition

General

Total assets at June 30, 2012 grew to $5.0 billion, an increase of $95.3 million, or an annualized 7.8% from March 31, 2012. This increase from March 31, 2012 is mostly as a result of the increase in total loans and leases which grew by $77.6 million or 7.9% on an annualized basis during the three months ended June 30, 2012. The increase in loans and leases from the quarter ended March 31, 2012 was comprised of growth in commercial real estate loans of $49.3 million, or 10.7%; and an increase in commercial loans and leases of $26.8 million, or 14.3%. Total assets increased by $1.7 billion since December 31, 2011. Total loans and leases increased by $1.3 billion during the first six months of 2012, $1.1 billion of which related to the acquisition of BankRI. Securities available-for-sale increased by $167.1 million, or 76.9%, since December 31, 2011.

The Company’s core (non-certificate of deposit) deposits increased by $74.0 million, or 12.3%, since March 31, 2012. This increase is primarily driven by growth in money market savings accounts, which increased by $62.2 million, or 21.2%, and demand deposit accounts which increased by $16.1 million, or 12.1% on an annualized basis compared to the quarter ended March 31, 2012. Certificate of deposit accounts (“CDs”) increased by $243.8 million, or 30.3%, since December 31, 2011. Borrowings increased by $287.2 million, or 56.7%, since December 31, 2011, $310.3 million of which related to the acquisition of BankRI. Stockholders’ equity as a percentage of total assets was 12.0% and 15.3% at June 30, 2012 and December 31, 2011, respectively.

Loans and Leases

Total loans and leases increased by $1.3 billion since December 31, 2011 to $4.0 billion at June 30, 2012. This increase was across the majority of loan categories and was primarily due to the acquisition of $1.1 billion in loans and leases from BankRI and growth in the six-month period ended June 30, 2012. As a percentage of total assets, loans and leases decreased to 80.7% at June 30, 2012, compared to 82.5% at December 31, 2011. Total loans and leases as of June 30, 2012 are comprised of three broad categories: commercial loans and leases that aggregate $2.7 billion, or 66.6% of the portfolio; consumer and other loans that aggregate $847.3 million, or 21.1% of the portfolio; and residential mortgage loans that aggregate $493.1 million, or 12.3% of the portfolio.

Commercial Loans and Leases

The commercial loans and leases portfolio (consisting of commercial real estate, commercial and industrial, multi-family real estate, construction and condominium association loans and equipment loans and leases), before deferred fees, increased $75.5 million, or 2.9%, since March 31, 2012 and $956.3 million, or 55.8%, during the first six months of 2012. This increase from March 31, 2012 was related to organic growth, while the increase from December 31, 2011 was primarily due to $802.9 million of additional commercial loans and leases resulting from the BankRI acquisition.

The Company’s business lending group also originates owner-occupied commercial real estate loans, term loans and revolving lines of credit. Owner-occupied commercial real estate loans increased $134.2 million, or 94.7%, since December 31, 2011. Excluding $139.7 million of owner-occupied commercial real estate loans acquired in the BankRI acquisition, owner-occupied commercial real estate loans increased by $3.5 million, or 2.5%. The Company’s commercial real estate group originates non-owner-occupied commercial real estate, multi-family residential real estate and construction loans. These real estate secured commercial loans are offered as both fixed and adjustable-rate products. Since December 31, 2011, commercial real estate loans, not including deferred fees, increased $622.5 million, or 49.0%.

The Company originates equipment loans and leases for its own equipment financing portfolio. Equipment loans and leases, excluding deferred fees, were $367.1 million and $245.0 million at June 30, 2012 and December 31, 2011, respectively. This represents an increase of $122.1 million, or 49.8%, and is primarily due to the addition of $87.4 million of equipment loans and leases resulting from the BankRI acquisition.

Residential Mortgage Loans

At June 30, 2012, residential mortgage loans increased $143.7 million to $493.1 million from year-end. During this period, the Company originated $42.2 million of mortgages for the portfolio as well as acquired $140.2 million in residential mortgage loans from the BankRI acquisition. Comparatively, during the first six months of 2011, the Company originated $32.8 million of mortgages for the portfolio.

Consumer Loans

Excluding residential mortgage loans, the consumer loan portfolio increased $183.9 million, or 223.4%, during the first six months of 2012. The increase in consumer loans was primarily due to the addition of $192.6 million in consumer loans resulting from the BankRI acquisition. The Company continues to offer consumer lending as it believes that these amortizing fixed rate products, along with floating rate lines of credit, possess attractive cash flow characteristics.

The following is a summary of loans and leases receivable:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)

Commercial real estate mortgage	$1,193,576	$748,321
Multi-family mortgage	610,443	481,192
Construction	88,759	40,775
Commercial	365,898	150,811
Equipment financing	367,084	245,020
Condominium association	43,596	46,927
Indirect automobile	568,010	560,450
Residential mortgage	493,139	349,419
Home equity	260,550	76,527
Other consumer	5,639	5,772
Total (excluding deferred loan origination costs)	$3,996,694	$2,705,214

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

As a result of the BankRI acquisition, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0% and the rate at June 30, 2012 was 0.90%. At June 30, 2012, a liability for the recourse obligation of $15,000 was included in the Company’s unaudited consolidated financial statements.

Asset Quality

“Nonperforming assets” consist of nonperforming loans and leases, other real estate owned (“OREO”) and non-real estate foreclosed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower. These restructured loans and leases are generally considered “nonperforming loans and leases” until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-real estate foreclosed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company’s unaudited consolidated balance sheets.

Nonperforming Assets

At June 30, 2012, the Company had nonperforming assets of $23.8 million, representing 0.48% of total assets compared to nonperforming assets of $8.8 million, or 0.27% of total assets, at December 31, 2011. Although the amount of nonperforming assets increased from December 31, 2011, the overall levels of nonperforming assets remained below the levels of many of the Company’s peers. Of the $15.0 million increase in nonperforming assets from December 31, 2011 to June 30, 2011, $8.9 million relates to BankRI loans, as discussed more fully below.

The following table sets forth information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2012	2011
	(In Thousands)

Loans and leases accounted for on a nonaccrual basis	$21,066	$7,530
Other real estate owned	2,082	845
Other repossessed assets	683	421
Total nonperforming assets	$23,831	$8,796

Total delinquent loans and leases 61-90 days past due	$2,293	$1,070
Restructured loans and leases not included in nonperforming assets	6,443	5,205
Total nonperforming loans and leases as a percent of total loans and leases	0.52%	0.28%
Nonperforming loans and leases as a percent of total loans and leases, net of the two BankRI commercial loans	0.43%	0.28%
Total nonperforming assets as a percent of total assets	0.48%	0.27%
Nonperforming assets as a percent of total assets, net of the two BankRI commercial loans	0.40%	0.27%
Total delinquent loans and leases 61-90 days past due as a percent of total loans and leases	0.06%	0.04%

The following table provides further detailed information regarding the types of nonaccrual loans and leases as of the dates indicated:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$2,120	$—
Multi-family mortgage	3,129	1,380
Commercial	6,896	—
Equipment financing	2,375	1,925
Condominium association	11	15
Indirect automobile	91	111
Residential mortgage	3,088	1,327
Home equity	784	98
Other consumer	5	10
Acquired from First Ipswich Bank	2,567	2,664
Total nonaccrual loans and leases	$21,066	$7,530

The $2.1 million increase in commercial real estate mortgage loans on nonaccrual from December 31, 2011 to June 30, 2012 represents three loans, two of which were acquired in the BankRI acquisition. The $1.7 million increase in multi-family mortgage loans on nonaccrual from December 31, 2011 to June 30, 2012 was driven by two Brookline Bank loans totaling $1.4 million. The $6.9 million increase in commercial loans on nonaccrual from December 31, 2011 to June 30, 2012 includes 26 loans and leases for $3.1 million acquired in the BankRI acquisition. In addition, $3.8 million is associated with the commercial loans originated by BankRI shortly after acquisition, as discussed more fully in “Results of Operations—Provision for Credit Losses—Commercial Loans and Leases” below. The increase in nonaccruing residential mortgages of $1.8 million from December 31, 2011 to June 30, 2012 was centered in the Brookline Bank portfolio. Nonaccrual home equity loans of $0.8 million at June 30, 2012 include eleven loans for $0.8 million acquired in the BankRI acquisition. The $0.5 million increase in equipment financing nonaccruals from December 31, 2011 to June 30, 2012 is largely a result of the 49.8% increase in outstanding balances for the same period.

The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Loan values recorded in conjunction with the BankRI acquisition took into consideration nonaccruing loans at acquisition. The allowance for loan and lease losses encompasses loans originated post-acquisition that are on nonaccrual and any determination in nonaccrual levels post-acquisition. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company’s loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.

Criticized Assets

The Company’s management negatively classifies certain assets as “special mention,” “substandard” or “doubtful” based on criteria established under banking regulations. These negatively classified loans and leases are collectively referred to as “criticized” assets. Loans and leases classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases categorized as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At June 30, 2012, the Company had $61.1 million of assets that were classified as special mention or substandard. This compares to $32.4 million of assets that were classified as special mention or substandard at December 31, 2011.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $37.4 million at June 30, 2012 or 0.93% of total loans and leases outstanding at June 30, 2012. This compared to an allowance for loan and lease losses of $34.4 million and 0.87% of total loans and leases outstanding at March 31, 2012 and $31.7 million and 1.2% of total loans and leases outstanding at December 31, 2011. The $3.0 million increase in the allowance for loan and lease losses from March 31, 2012 to June 30, 2012 includes a second quarter 2012 provision of $6.7 million, offset by net charge-offs in the quarter of $3.7 million. The $5.7 million increase in the allowance for loan and lease losses from December 31, 2011 to June 30, 2012 includes a six-month provision of $9.9 million, offset by net charge-offs during the six months of $4.2 million. These compare to a provision for credit losses of $1.9 million and $1.1 million in net charge-offs in the first six months of 2011.

As discussed more fully in “Provision for Credit Losses” below, the 2012 provision was significantly impacted by the $4.2 million provision associated with two commercial loans originated by BankRI shortly after acquisition and provisions required for organic growth in loans. The increase in the percentage of allowance for loan and lease losses as a percentage of total loans and leases from 0.87% at March 31, 2012 to 0.93% at June 30, 2012, reflects, in part, the ongoing increase resulting from provisions on organic growth, an increase in allowances for an increase in criticized assets offset by a decrease in the indirect automobile and unallocated allowances for loan and lease losses.

The decrease in the allowance for loan and lease losses from 1.2% at December 31, 2011 to 0.93% at June 30, 2012 is largely a result of the addition of BankRI loans and leases to the total amount of Company loans and leases, without a simultaneous addition of historical, pre-acquisition allowance for loan and lease losses.

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the three months ended June 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at March 31, 2012	$16,836	$7,078	$5,656	$1,825	$3,033	$34,428
Charge-offs	—	(3,416)	(344)	(210)	—	(3,970)
Recoveries	40	124	119	12	—	295
Provision (credit) for loan and lease losses	1,062	5,176	249	486	(295)	6,678
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at March 31, 2011	$12,999	$5,402	$6,614	$1,590	$3,443	$30,048
Charge-offs	—	(143)	(463)	—	—	(606)
Recoveries	—	64	170	1	—	235
Provision (credit) for loan and lease losses	1,680	(9)	(300)	48	(249)	1,170
Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the six months ended June 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(3,757)	(783)	(218)	—	(4,758)
Recoveries	80	202	266	13	—	561
Provision (credit) for loan and lease losses	2,381	6,520	593	741	(310)	9,925
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	—	(482)	(1,083)	(1)	—	(1,566)
Recoveries	—	153	339	3	—	495
Provision (credit) for loan and lease losses	2,281	350	(187)	(1)	(220)	2,223
Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847

Assessing the appropriateness of the allowance for loan and lease losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan and lease portfolio after weighing various factors. Management’s methodology to estimate loss exposure includes an analysis of individual loans and leases deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including the growth, composition and quality of the loan portfolio, historical loss experiences, general economic conditions and other pertinent factors. These risk factors are reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. If credit performance is worse than anticipated, the Company could incur additional loan and lease losses in future periods. The unallocated allowance for loan and lease losses was $2.7 million at June 30, 2012 compared to $3.0 million at March 31, 2012. Management believes that the allowance for loan and lease losses as of June 30, 2012 is appropriate.

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

Investments

Total investments primarily consist of securities available-for-sale, stock in the Federal Home Loan Bank of Boston (“FHLBB”) and overnight investments. Total investments comprised $446.3 million, or 9.0% of total assets at June 30, 2012, compared to $256.7 million, or 7.8% of total assets at December 31, 2011, representing an increase of $189.6 million, or 73.9%; $328.9 million of this increase relates to the acquisition of BankRI.

The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. Maturities, calls and principal repayments totaled $116.9 million for the six months ended June 30, 2012 compared to $75.3 million for the same period in 2011. In the first six months of 2012, the Company sold securities available-for-sale of $157.2 million and realized gains of $0.8 million compared to sales of $0.1 million and gains of $0.1 million for the same period in 2011. These sales were initiated to restructure the Government-Sponsored Enterprise (“GSE”) mortgage-backed security (“MBS”) and GSE collateralized mortgage obligation (“CMO”) portfolios acquired in the BankRI acquisition which, because of coupon rates ranging from 6.50% to 3.50%, were prepaying at rapid rates in comparison to the FHLBB advances which funded the investments. Accordingly, during the first six months of 2012, the Company purchased $130.2 million of available-for-sale securities compared to $29.5 million during the same period in 2011.

Securities available-for-sale are recorded at fair value. At June 30, 2012, the fair value of securities available-for-sale was $384.5 million and carried a total of $2.9 million of net unrealized gains at the end of the quarter, compared to $2.9 million at December 31, 2011. The change in the unrealized loss of the remaining securities available-for-sale is due to general market concerns about the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of June 30, 2012. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

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

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at June 30, 2012 was $2.3 million with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned 14 corporate obligation securities with a total fair value of $29.7 million and total net unrealized gains of $0.1 million as of June 30, 2012. All but two of these securities are investment grade. Both securities are currently in unrealized gain positions.

Trust Preferred Securities and PreTSLs

Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles knows as PreTSLs. When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At June 30, 2012, the Company owned four trust preferred securities and three PreTSL pools with a total fair value of $3.6 million and a total net unrealized loss of $0.4 million. Based on an analysis of projected cash flows the Company recorded $0.1 million and $49,000 in other than temporary impairment charges in 2009 and 2010 respectively on these securities. No charges have been recorded since due to the prospects of the trust preferred issuers, the excess subordination on the PreTSLs and the Company’s ability and intent to hold the securities to recovery.

Mortgage Securities

The Company invests in GSE CMOs, GSE MBS, and private-label CMOs. As of June 30, 2012, the Company held mortgage-related securities with a total fair value of $238.2 million and a net unrealized gain of $2.8 million.

Agency Securities

The Company invests in securities issued by GSEs. As of June 30, 2012, the Company held GSE securities with a total fair value of $107.5 million and a net unrealized gain of $0.5 million.

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston. During the three month period ended June 30, 2012 the Company increased its investment in the stock of the Federal Reserve Bank of Boston by $7.9 million simultaneously with Brookline Bank’s conversion to a state-chartered bank.

Premises and Equipment

The Company has entered into contracts for capital expenditures associated with the rehabilitation of its new headquarters in Boston. In addition to building and land costs of $14.0 million, refurbishment commitments total $14.2 million payable through December 31, 2012, of which $9.0 million has been capitalized at June 30, 2012. The Company plans to relocate in the fourth quarter 2012. The increase in total depreciable assets associated with the new headquarters, estimated at $23.0 million, is anticipated to be depreciated over 3 to 40 years. The Company also expects to realize federal tax credits in 2012 associated with this refurbishment. See “Provision for Income Taxes” below.

Assets included a building held for sale with a fair value of $6.0 million and amortized cost of $6.2 million. A loss of $0.1 million included in other non-interest expenses was recorded in the first quarter 2012.

The Company has also entered into contracts associated with the conversion of its core operating systems.  Costs related to the conversion, maintenance and operation of these systems will total approximately $6.8 million through the end of 2012. Ongoing maintenance and operation contracts extend over seven years. Annual expenses are expected to increase over that period based on the volume of transactions. At June 30, 2012, $4.3 million in conversion expenses have been capitalized to date, and the Company expects to capitalize a total of $7.6 million through the end of the conversion, which is expected to occur in the first quarter of 2013. These capitalized costs will be depreciated over seven years. The Company anticipates that the conversion will result in lower overall operating system costs.

Deposits

The Company seeks to increase its percentage of core deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. Total deposits increased by $1.3 billion, or 56.3%, $1.1 billion of which related to the acquisition of BankRI, during the first six months of 2012, from $2.3 billion, or 68.3% of total assets at December 31, 2011, to $3.5 billion, or 70.8% of total assets at June 30, 2012. Core deposits increased from 64.2% of total deposits at December 31, 2011 to 70.2% of total deposits at June 30, 2012, in part driven by increases in commercial and municipal deposits. The Company’s loan-to-deposit ratio declined to 114.0% at June 30, 2012 from 120.8% at December 31, 2011.

The following table sets forth certain information regarding deposits:

	June 30, 2012			December 31, 2011
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(In Thousands)

NOW accounts	$185,234	5.3%	0.10%	$110,220	4.9%	0.18%
Savings accounts	503,507	14.3%	0.33%	164,744	7.3%	0.40%
Money market accounts	1,236,967	35.1%	0.77%	946,411	42.0%	0.83%
Certificate of deposit accounts	1,049,462	29.8%	1.14%	805,672	35.8%	1.26%
Total interest-bearing deposits	2,975,170	84.5%		2,027,047	90.0%
Non-interest-bearing accounts	546,036	15.5%	0.00%	225,284	10.0%	0.00%
Total deposits	$3,521,206	100.0%	0.66%	$2,252,331	100.0%	0.84%

During the first six months of 2012, transaction deposit accounts increased $1.0 billion, or 70.9%. This increase was primarily driven by the addition of $845.0 million in transaction deposits from the BankRI acquisition as well as organic growth of 12.4%. Certificates of deposit (excluding brokered deposits) increased $243.8 million, or 30.3%.

The Company’s ability to increase its percentage of core deposits, decrease its loan-to-deposit ratio and increase deposits as a percentage of total funding sources is dependent on market factors that may be beyond the control of the Company.

Borrowings

On a long-term basis, the Company intends to continue concentrating on increasing its core deposits and may utilize FHLBB borrowings and repurchase agreements opportunistically as part of the Company’s overall strategy to manage interest-rate risk and liquidity. The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. The Company may also borrow from the Federal Reserve “discount window” as necessary.

Short-term borrowings and repurchase agreements with Company customers increased $52.4 million during the first six months of 2012 to $60.7 million from the December 31, 2011 level of $8.3 million due primarily to the BankRI  acquisition. FHLBB borrowings increased by $234.8 million to $733.4 million at June 30, 2012 from the December 31, 2011 balance of $498.6 million. The increase in FHLBB borrowings was primarily due to $235.1 million of additional borrowings resulting from the BankRI acquisition, $55.9 million of which matured during the first six months of 2012.

Derivative Financial Instruments

The Company has entered into interest rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The following table summarizes certain information concerning the Company’s interest rate swaps at June 30, 2012:

June 30, 2012
(Dollars in Thousands)

Notional principal amounts	$33,623
Fixed weighted average interest rate from customer to counterparty	5.2%
Floating weighted average rate from counterparty	2.8%
Weighted average remaining term to maturity (in months)	48
Fair value:
Recognized as an asset	$1,417
Recognized as a liability	$(1,489)

See Note 9, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements for further information relating to derivatives.

Stockholders’ Equity and Dividends

Brookline Bancorp, Inc.’s total stockholders’ equity was $598.9 million at June 30, 2012, a $95.3 million increase compared to $503.6 million at December 31, 2011. The increase primarily reflects the issuance of approximately 11 million shares of the Company’s common stock with a fair value of $92.8 million in connection with the Bancorp Rhode Island, Inc. acquisition as well as net income of $13.9 million for the six months ended June 30, 2012, partially offset by dividends paid of $11.9 million in that same period. The dividends paid in the second quarter of 2012 represented the Company’s 53rd consecutive quarter of dividend payments.

Stockholders’ equity represented 12.0% of total assets at June 30, 2012 and 15.3% at December 31, 2011.  Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) represented 9.1% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at June 30, 2012 and 13.9% at December 31, 2011.

Results of Operations

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), the quality of the Company’s assets, and its levels of non-interest income and non-interest expense.

The Company’s net interest income represents the difference between interest income earned on its investments and loans, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the year and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 62. Information as to the components of interest income, interest expense and average rates is provided under “Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin” on pages 60 and 61.

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the differential between the asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion under “Interest-Rate Risk” on pages 67 to 68.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 51 to 52.

General

The Company’s 2012 operating net income of $7.5 million for the three months ended June 30, 2012 decreased by $2.8 million, or 27.1%, compared to the three months ended March 31, 2012 after adjustment for acquisition-related expenses of $4.0 million (after-tax) associated with the acquisition of BankRI during the first quarter of 2012. Compared to the three months ended June 30, 2011, operating net income decreased $0.2 million, or 3.2%, after adjustment for acquisition-related expenses of $0.8 million (after-tax) associated with the acquisition of the First National Bank of Ipswich (now First Ipswich Bank) during the first quarter of 2011. Diluted operating EPS decreased 26.7% compared to the first quarter of 2012 and decreased 15.4% compared to the second quarter of 2011.

Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the Three-Month Periods Ended
	June 30,	March 31,	June 30,
	2012	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$42,759	$43,634	$27,798
Non-interest income	4,721	3,595	1,518
Non-interest expense	28,699	32,592	15,877
Net income	7,529	6,349	7,001
Operating earnings	7,529	10,321	7,775

Per share data:
Basic earnings per share	$0.11	$0.09	$0.12
Diluted earnings per share	0.11	0.09	0.12
Dividends per common share	0.085	0.085	0.085

Operating ratios:
Interest-rate spread	3.63%	3.68%	3.47%
Net interest margin (1) (4)	3.81%	3.87%	3.74%
Return on average assets (2) (4)	0.61%	0.52%	0.91%
Efficiency ratio	60.44%	69.01%	54.16%
Return on average stockholders’ equity (3) (4)	5.04%	4.25%	5.62%

(1)          Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)          Calculated by dividing annualized net income by average total assets.

(3)          Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.

(4)          Non-GAAP performance measure.

Net Interest Income

During the second quarter 2012, net interest income decreased by $0.9 million, or 2.0%, and the net interest margin decreased by 6 basis points (“bps”) compared to the first quarter of 2012. This decrease from the first quarter 2012 reflects the decline in the yield on average earning assets of 8 bps, offset by 4 bps reduction in the Company’s cost of funds on a linked-quarter basis. The second quarter 2012 decline in yield on interest-earning assets from 4.70% to 4.62% included the impact of the restructuring of the investment portfolio, higher short-term investment balances, lower yields on loans and the impact of repayments on the accretion of discounts and premiums, the combination of which offset the net increase in average loan balances of $52.2 million in the quarter. The average balance of interest-earning assets in the second quarter of 2012 decreased by $15.9 million from the first quarter of 2012 while the average balance of interest-bearing liabilities increased by $16.1 million in the same period. The cost of interest-bearing liabilities decreased in the second quarter of 2012 compared to the first quarter of 2012 by 4 bps, from 1.02% to 0.98%.

Compared to the second quarter of 2011, net interest income increased $15.0 million in the second quarter of 2012, $14.2 million of which was contributed by BankRI, and the net interest margin increased by 7 bps. The increase in net interest margin was driven by numerous factors: an increase in average interest-earning assets of $1.5 billion in the second quarter of 2012, a decline in the Company’s loan-to-deposit ratio from 119.9% to 114.0%, an increase in the ratio of core deposits to total deposits from 61.9% to 70.2%, an increase in average non-interest bearing deposits of $366.1 million, or from 8.3% to 15.5% of total deposits, and $1.9 million in discount accretion associated with loans acquired in the BankRI acquisition, all of which offset the decline in yields on interest-earning assets resulting from the depressed yield curve, intense competitive pressure, and purchase accounting. In part as a result, the cost of interest-bearing liabilities decreased in the second quarter of 2012 compared to the second quarter of 2011 by 33 bps, from 1.31% to 0.98%.

Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment; ongoing pricing pressures in both loan and deposit portfolios; and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2012 and 2011. Average balances are derived from daily average balances and yields include fees, costs and purchase accounting related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$71,675	$68	0.38%	$71,395	$26	0.15%
Debt securities (2)	430,206	1,548	1.44%	313,687	1,762	2.25%
Equity securities (2)	54,583	110	0.81%	40,015	64	0.64%
Commercial real estate loans (3)	1,859,292	23,607	5.10%	1,159,065	15,337	5.31%
Commercial loans (3)	412,476	4,713	4.58%	181,555	2,174	4.80%
Equipment financing (3)	348,426	7,428	8.53%	214,529	4,414	8.23%
Indirect automobile loans (3)	580,678	6,033	4.18%	587,351	7,277	4.97%
Residential mortgage loans (3)	489,688	5,445	4.45%	343,088	3,852	4.49%
Other consumer loans (3)	266,572	3,003	4.53%	78,759	789	4.02%
Total interest-earning assets	4,513,596	51,955	4.62%	2,989,444	35,695	4.79%
Allowance for loan and lease losses	(35,962)			(30,074)
Non-interest-earning assets	427,299			134,125
Total assets	$4,904,933			$3,093,495

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	189,118	57	0.12%	137,732	60	0.18%
Savings accounts	505,601	443	0.35%	165,214	266	0.65%
Money market savings accounts	1,204,754	2,260	0.75%	822,691	1,972	0.96%
Certificates of deposit	1,056,021	2,703	1.03%	830,260	2,840	1.37%
Total interest-bearing deposits (4)	2,955,494	5,463	0.74%	1,955,897	5,138	1.05%
Federal Home Loan Bank advances	694,746	3,424	1.98%	421,908	2,623	2.49%
Other borrowings	60,550	193	1.28%	10,243	62	2.44%
Total interest-bearing liabilities	3,710,790	9,080	0.98%	2,388,048	7,823	1.31%
Non-interest-bearing demand checking accounts (4)	542,100			175,994
Other liabilities	50,327			27,371
Total liabilities	4,303,217			2,591,413
Brookline Bancorp, Inc. stockholders’ equity	597,908			498,276
Noncontrolling interest in subsidiary	3,808			3,806
Total liabilities and equity	$4,904,933			$3,093,495
Net interest income (tax-equivalent basis)/interest-rate spread (5)		42,875	3.63%		27,872	3.47%
Less adjustment of tax-exempt income		116			74
Net interest income		$42,759			$27,798
Net interest margin (6)			3.81%			3.74%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.
(2)

Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities and restricted equity securities. Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)	Loans on non-accrual status are included in the average balances.
(4)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.63% and 0.97% in the three months ended June 30, 2012 and June 30, 2011, respectively.
(5)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$64,780	$95	0.29%	$64,693	$50	0.16%
Debt securities (2)	460,483	4,785	2.08%	310,249	3,525	2.26%
Equity securities (2)	55,263	219	0.79%	38,968	105	0.48%
Commercial real estate loans (3)	1,844,566	46,845	5.10%	1,108,233	29,351	5.29%
Commercial loans (3)	405,639	9,326	4.61%	166,567	3,979	4.80%
Equipment financing (3)	342,558	14,465	8.45%	212,073	8,788	8.29%
Indirect automobile loans (3)	577,802	12,280	4.27%	573,799	14,595	5.13%
Residential mortgage loans (3)	490,467	10,989	4.48%	325,302	7,389	4.54%
Other consumer loans (3)	270,065	6,043	4.50%	73,370	1,427	3.92%
Total interest-earning assets	4,511,623	105,047	4.67%	2,873,254	69,209	4.82%
Allowance for loan losses	(34,515)			(29,927)
Non-interest-earning assets	406,052			124,749
Total assets	$4,883,160			$2,968,076

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	184,102	110	0.12%	$130,405	$107	0.17%
Savings accounts	508,374	942	0.37%	149,365	484	0.65%
Money market savings accounts	1,174,149	4,412	0.76%	772,528	3,696	0.96%
Certificates of deposit	1,067,148	5,516	1.04%	817,300	5,746	1.42%
Total deposits (4)	2,933,773	10,980	0.75%	1,869,598	10,033	1.08%
FHLBB advances	709,373	7,095	2.01%	405,695	5,192	2.58%
Other borrowings	59,574	363	1.22%	9,460	101	2.15%
Total interest-bearing liabilities	3,702,720	18,438	1.00%	2,284,753	15,326	1.35%
Non-interest-bearing demand checking accounts (4)	525,811			155,814
Other liabilities	52,754			26,631
Total liabilities	4,281,285			2,467,198
Brookline Bancorp, Inc. stockholders’ equity	598,277			498,283
Noncontrolling interest in subsidiary	3,598			2,595
Total liabilities and equity	$4,883,160			$2,968,076
Net interest income (tax-equivalent basis)/interest-rate spread (5)		86,609	3.67%		53,883	3.47%
Less adjustment of tax-exempt income		217			145
Net interest income		$86,392			$53,738
Net interest margin (6)			3.85%			3.75%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.
(2)

Average balances include unrealized gains (losses) on securities available for sale. Equity securities include marketable equity securities and restricted equity securities. Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)	Loans on non-accrual status are included in the average balances.
(4)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.63% and 0.97% in the three months ended June 30, 2012 and June 30, 2011, respectively.
(5)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase
	(Decrease) Due To
	Volume	Rate	Net

Interest and dividend income
Short-term investments	$—	$42	$42
Debt securities	531	(745)	(214)
Equity securities	27	19	46
Loans:
Commercial real estate loans	8,902	(632)	8,270
Commercial loans and leases	2,640	(101)	2,539
Equipment financing	2,849	165	3,014
Indirect automobile loans	(83)	(1,161)	(1,244)
Residential mortgage loans	1,630	(37)	1,593
Other consumer loans	2,103	111	2,214
Total loans	18,041	(1,655)	16,386
Total change in interest and dividend income	18,599	(2,339)	16,260

Interest expense
Deposits:
NOW accounts	19	(22)	(3)
Savings accounts	342	(165)	177
Money market savings accounts	775	(487)	288
Certificates of deposit	666	(803)	(137)
Total deposits	1,802	(1,477)	325
Federal Home Loan Bank advances	1,423	(622)	801
Other borrowings	173	(42)	131
Total change in interest expense	3,398	(2,141)	1,257

Change in net interest income	$15,201	$(198)	$15,003

Net interest income increased $15.0 million on a quarter-over-quarter basis during the three months ended June 30, 2012, in large part as a result of the increase in acquired net assets, and to a lesser degree, as a result of organic growth. Interest-rate reductions of $2.3 million on earning assets were largely offset by funding-rate reductions of $2.1 million.

Net interest income decreased $0.8 million on a linked-quarter basis at June 30, 2012; on an overall basis, the impact of rate reductions on net interest income ($1.3 million) exceeded both funding-rate reductions ($0.2 million) and the $0.4 million increase in interest income resulting from an increase in net interest-earning assets in the second quarter 2012.

Provision for Credit Losses

Overview

The provision for credit losses resulted from loan growth due to new originations coupled with an increase in specific reserves on impaired loans and an increase in charge-offs. See Note 7, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each segment and class of loans.

The provisions for credit losses in the second quarters of 2012 and 2011 were $6.7 million and $0.8 million, respectively, while net loan charge-offs in those periods were $3.7 million (an annualized rate of 0.37% based on average loans outstanding) and $0.4 million (an annualized rate of 0.06% based on average loans outstanding), respectively. The provisions for credit losses in the first half of 2012 and 2011 were $9.9 million and $1.9 million, respectively, while net charge-offs in those periods were $4.2 million and $1.1 million, respectively. The increases in the provision for credit losses in the second quarter of 2012 compared with the second quarter of 2011, and the first half of 2012 compared with the first half of 2011, were largely attributable to a provision of $4.2 million recorded in the second quarter of 2012 on two commercial loans originated shortly after the acquisition of BankRI, discussed more fully below in “Commercial Loans and Leases,” and the addition of $3.4 million of provision for credit losses for organic loans and leases growth offset, in part, by a reduction in the provision for indirect automobile loans.

Commercial Real Estate Loans

The provisions for credit losses for the commercial real estate loan segment were $1.1 million and $1.7 million, respectively, in the second quarters of 2012 and 2011, and $2.4 million and $2.3 million, respectively, in the first six months of 2012 and 2011. Net recoveries were less than $0.1 million in each of the 2012 and 2011 second quarters and less than $0.1 million in each of the six-month periods ended June 30, 2012 and 2011. Increases in the provisions for continued loan growth have been offset by a reduction in the reserve factors applied to loans with above-average credit risk in response to historically better charge-off experience related to such loans.

Commercial Loans and Leases

The provision (credit) for credit losses for the commercial loan and lease segment was $5.2 million and ($9,000), respectively, in the 2012 and 2011 second quarters, and $6.5 million and $0.4 million, respectively, in the 2012 and 2011 first halves. Net charge-offs were $3.3 million and $0.1 million, respectively, in the 2012 and 2011 second quarters and $3.6 million and $0.3 million, respectively, in the six months ended June 30, 2012 and 2011. The higher provisions in the 2012 periods were due primarily to two short-term commercial loans totaling $9.6 million originated by BankRI shortly after acquisition in early 2012. These loans were based, in part, on the issuance of tax credits which, due to the unexpected and abrupt bankruptcy filing of an entity in Rhode Island related to the borrowers, were not issued. As of June 30, 2012, the Company liquidated approximately $2.6 million of available collateral. Of the remaining $7.0 million in outstanding loans, the Company recorded associated charge-offs of $3.1 million and established a specific allowance for loan losses of $1.1 million, for a total related second quarter 2012 provision of $4.2 million and a remaining net book value of $2.8 million.

Remaining net charge-offs of $0.2 million in the 2012 first half were concentrated in other commercial loans and leases while net charge-offs in the 2011 first half were concentrated in the equipment financing portfolio. Additionally, write-downs of assets acquired through repossession amounted to none and $0.1 million, respectively, in the first six months of 2012 and 2011. The annualized rate of equipment financing net charge-offs, combined with write-downs of assets repossessed, declined from 0.38% in the first half of 2011 to 0.14% in the first half of 2012.

Indirect Automobile

The quality of the indirect automobile portfolio improved from June 30, 2011 to June 30, 2012 and from March 31, 2012 to June 30, 2012 as evidenced by the decreases in net charge-offs. Net charge-offs were $0.5 million (an annualized rate of 0.18%) and $0.7 million (an annualized rate of 0.26%) for the six months ended June 30, 2012 and June 30, 2011, respectively, and $0.2 million (an annualized rate of 0.16%) and $0.3 million (an annualized rate of 0.20%) for the three months ended June 30, 2012 and June 30, 2011, respectively. As a result, the allowance for loan and lease losses considered necessary declined from 1.07% of indirect automobile loans outstanding, or $6.0 million at June 30, 2011 to 1.00%, or $5.7 million at June 30, 2012.

Consumer Loans

The provision (credit) for consumer loan losses was $0.5 million in the 2012 second quarter and $48,000 in the 2011 second quarter, and $0.7 million and ($1,000), respectively, in the six months ended June 30, 2012 and 2011. Net charge-offs in the consumer loan segment were $0.2 million in the 2012 second quarter and ($1,000) in the 2011 second quarter and $0.2 million and ($2,000), respectively, in the 2012 and 2011 first halves.

Unallocated Allowance for Loan and Lease Losses

The unallocated portion of the allowance for loan and lease losses declined by $0.3 million on a quarter-over-quarter basis at June 30, 2012, largely as a result of improvements in the economic environment in the greater Boston marketplace.

Non-Interest Income

Non-interest income for the second quarter of 2012 increased on a linked-quarter basis by $1.1 million driven primarily by an increase in fee income of $0.4 million and $0.8 million in gains on sales of securities, offset by an increase in losses from tax-beneficial investments in affordable housing projects. The gains on sales of securities was a result of the ongoing restructuring of the investment portfolio to provide a more level yield and consistent cash flows by selling high-premium, high-coupon GSE MBS pass-throughs and reinvesting into lower-coupon and lower-premium GSE CMOs.

Non-interest income increased $3.2 million compared to the second quarter of 2011. The increase is primarily due to the acquisition of BankRI and a related increase in fee income, coupled with the $0.8 million in gains on sales of securities as noted above.

Non-Interest Expense

Non-interest expense in the second quarter of 2012 decreased $3.9 million compared to the first quarter of 2012. The net decrease was largely attributable to lower acquisition-related expenses and reflects the decrease in compensation expenses associated with BankRI personnel, partially offset by increased compensation costs associated with the strengthening of key Company infrastructure to support future growth. FDIC insurance expenses also increased on a linked-quarter basis by $0.3 million, reflecting an additional charge resulting from BankRI’s adequately-capitalized status at March 31, 2012. Professional services expenses were $2.6 million in the second quarter of 2012 compared to $6.5 million in the first quarter of 2012, including $0.0 million and $5.3 million of acquisition-related professional services in the second and first quarters of 2012, respectively. The increase in non-acquisition-related professional services fees, from $1.2 million in the first quarter 2012 to $2.6 million in the second quarter 2012 reflects costs associated with integration activities, systems conversions, charter conversions and a change in the Company’s outsourced internal auditors. Compensation and employee benefit expenses were $14.2 million in the second quarter of 2012 compared to $14.7 million in the first quarter of 2012. The decrease reflects cost savings from the BankRI acquisition, offset by increased compensation in key areas of the Company’s infrastructure.

Year-to-date 2012 non-interest expense increased $32.0 million compared to the first half of 2011. The increase was largely attributable to the addition of BankRI expenses and acquisition-related expenses of $5.4 million in the first quarter of 2012. Compensation and employee benefit expenses were $28.9 million in the first half of 2012 compared to $14.6 million in the first half of 2011 and professional services expenses were $9.0 million in the first half of 2012 as compared to $2.2 million in the first half of 2011.

Provision for Income Taxes

The effective rate of income tax provision was 35.7% for the 2012 second quarter compared with 41.8% for the 2011 second quarter, and 38.6% for the first six months of 2012 compared with 40.9% for the first six months of 2011. The effective rate in the first quarter of 2012 included non-deductible acquisition-related expenses. The decrease in the effective rate in the 2012 second quarter versus the second quarter of 2011 is due to favorable state tax apportionment and low-income housing and rehabilitation tax credits. The Company will realize federal rehabilitation tax credits associated with the Company’s new offices and investments in affordable housing limited partnerships. The reduction to the effective tax rate for tax credits and favorable state apportionment is 4.3% and 1.8%, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by its Banks and Brookline Securities Corp. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of any Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company’s ability to pay dividends. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities and sales of securities from the available-for-sale portfolio. While management believes that these sources are sufficient to fund the Banks’ lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity needs.

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% to 30% of total assets. At June 30, 2012, cash and equivalents and available-for-sale securities totaled $601.6  million, or 12.1% of total assets. This compares to $323.7 million, or 9.8% of total assets at December 31, 2011. The Banks are members of the FHLBB and, as such, have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $75 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At this time Management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

Total stockholders’ equity of the Company was $598.9 million at June 30, 2012 compared to $597.5 million at March 31, 2012 and $503.6 million at December 31, 2011. The increase from December 31, 2011 was primarily due to the issuance of approximately 11 million shares of the Company’s common stock with a fair value of approximately $92.8 million to Bancorp Rhode Island, Inc. shareholders in connection with the BankRI acquisition.

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

As of June 30, 2012, the Company, Brookline Bank, BankRI and First Ipswich met all applicable minimum capital requirements and were considered “well-capitalized” by their respective regulators. The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2012:

Brookline Bancorp, Inc.
Tier 1 capital (to average assets)	$434,428	9.2%	$189,707	4.0%	$231,133	5.0%
Tier 1 capital (to risk-weighted assets)	434,428	10.6%	163,935	4.0%	245,903	6.0%
Total capital (to risk-weighted assets)	484,078	11.8%	327,633	8.0%	409,541	10.0%

Brookline Bank
Tier 1 capital (to average assets)	$288,031	9.6%	119,888	4.0%	149,860	5.0%
Tier 1 capital (to risk-weighted assets)	288,031	10.5%	110,040	4.0%	165,061	6.0%
Total capital (to risk-weighted assets)	321,180	11.7%	220,175	8.0%	275,219	10.0%

BankRI
Tier 1 capital (to average assets)	$125,302	8.0%	62,729	4.0%	78,412	5.0%
Tier 1 capital (to risk-weighted assets)	125,302	11.0%	45,564	4.0%	68,347	6.0%
Total capital (to risk-weighted assets)	128,745	11.3%	91,147	8.0%	113,934	10.0%

First Ipswich
Tier 1 capital (to average assets)	$27,590	9.8%	11,238	4.0%	14,048	5.0%
Tier 1 capital (to risk-weighted assets)	27,590	13.2%	8,342	4.0%	12,512	6.0%
Total capital (to risk-weighted assets)	28,070	13.5%	16,684	8.0%	20,854	10.0%

At December 31, 2011:

Brookline Bancorp, Inc.
Tier 1 capital (to average assets)	$450,525	14.4%	$125,374	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	450,525	15.9%	113,289	4.0%	$169,933	6.0%
Total capital (to risk-weighted assets)	482,992	17.0%	226,578	8.0%	283,222	10.0%

Brookline Bank
Tier 1 capital (to average assets)	$273,430	9.6%	$113,630	4.0%	$142,038	5.0%
Tier 1 capital (to risk-weighted assets)	273,430	10.4%	113,630	4.0%	158,157	6.0%
Total capital (to risk-weighted assets)	304,729	11.6%	210,876	8.0%	263,595	10.0%

First Ipswich
Tier 1 capital (to average assets)	$26,897	9.9%	$10,820	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	26,897	13.8%	7,801	4.0%	$11,702	6.0%
Total capital (to risk-weighted assets)	27,309	14.0%	15,603	8.0%	19,503	10.0%

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

The Company holds mortgage-related investments, including mortgage loans and MBS. Prepayment risk is associated with mortgage-related investments and results from homeowners’ ability to pay off their mortgage loans prior to maturity. The Company limits this risk by restricting the types of MBS it may own to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also limits the fixed-rate mortgage loans held with maturities greater than five years.

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

The Company’s interest-rate risk position is measured using both income simulation and interest rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, by a variety of interest rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis after the BankRI’s assets, liabilities and interest-rate swaps remains modestly asset-sensitive at June 30, 2012.

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

As of June 30, 2012, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest rate shocks on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income
	over Twelve-Month Horizon Beginning
	June 30, 2012		March 31, 2012		December 31, 2011
Gradual Change in Interest-Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
			(Dollars in Thousands)

Up 200%	$3,515	2.13%	$4,299	2.57%	$2,174	1.88%
Up 100%	1,675	1.02%	2,092	1.25%	1,388	1.20%
Down 100%	489	0.30%	614	0.37%	964	0.83%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2012, the Company’s one-year cumulative gap was a negative $487 million, or 10% of total assets, compared with a negative $387 million, or 8% of total assets at March 31, 2012 and a negative $684 million, or 21% of total assets at December 31, 2011.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing processes and control documentation. Management discusses with and discloses these matters to the Audit Committee of the Board of Directors and the Company’s auditors.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

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

Exhibit 101***

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements.

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

BROOKLINE BANCORP, INC.

Date: August 9, 2012	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Chief Financial Officer and Treasurer
(Principal Financial Officer)