Form 10-Q
period 2012-09-30
BROOKLINE BANCORP INC
filed 2012-11-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number 0-23695

Brookline Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street, Boston, MA	02117-9179
(Address of principal executive offices)	(Zip Code)

(617) 425-4600

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

As of November 9, 2012, the number of shares of common stock, par value $0.01 per share, outstanding was 70,081,031.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$41,617	$56,513
Short-term investments	34,655	49,783
Total cash and cash equivalents	76,272	106,296
Investment securities available-for-sale (amortized cost of $461,317 and $214,555, respectively) (Note 4)	466,822	217,431
Restricted equity securities (Note 5)	68,661	39,283
Other securities	500	—
Total securities	535,983	256,714
Loans and leases (Note 6)	4,146,315	2,720,821
Allowance for loan and lease losses (Note 7)	(38,913)	(31,703)
Net loans and leases	4,107,402	2,689,118
Premises and equipment, net of accumulated depreciation and amortization of $22,342 and $19,726, respectively	66,814	38,495
Building held-for-sale	6,046	—
Deferred tax asset	27,354	12,681
Goodwill, net	137,890	45,799
Identified intangible assets, net of accumulated amortization of $16,431 and $12,651, respectively	23,307	5,214
Other real estate owned and repossessed assets, net	2,386	1,266
Monies in escrow – Bancorp Rhode Island, Inc. acquisition	—	112,983
Other assets	77,990	30,447
Total assets	$5,061,444	$3,299,013

LIABILITIES AND EQUITY
Deposits:
Demand checking accounts	$590,189	$225,284
NOW accounts	183,478	110,220
Savings accounts	520,614	164,744
Money market accounts	1,231,206	946,411
Certificate of deposit accounts	1,042,529	805,672
Total deposits	3,568,016	2,252,331
Borrowed funds (Note 8):
Advances from the FHLBB	771,110	498,570
Other borrowed funds	57,146	8,349
Total borrowed funds	828,256	506,919
Mortgagors’ escrow accounts	7,066	6,513
Accrued expenses and other liabilities	47,889	26,248
Total liabilities	4,451,227	2,792,011

Commitments and contingencies (Note 10)

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,749,819 shares and 64,597,180 shares issued, respectively	754	644
Additional paid-in capital	618,176	525,171
Retained earnings, partially restricted	47,451	39,993
Accumulated other comprehensive income	3,569	1,963
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 344,991 shares and 378,215 shares, respectively	(1,881)	(2,062)
Total Brookline Bancorp, Inc. stockholders’ equity	605,962	503,602
Noncontrolling interest in subsidiary	4,255	3,400
Total equity	610,217	507,002
Total liabilities and equity	$5,061,444	$3,299,013

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$53,271	$34,028	$153,049	$99,438
Debt securities	1,949	1,487	6,719	4,998
Short-term investments	71	27	166	77
Marketable and restricted equity securities	103	48	291	141
Total interest and dividend income	55,394	35,590	160,225	104,654

Interest expense:
Deposits	5,375	4,971	16,355	15,003
Borrowed funds and subordinated debt	3,608	2,671	11,065	7,965
Total interest expense	8,983	7,642	27,420	22,968

Net interest income	46,411	27,948	132,805	81,686
Provision for credit losses (Note 7)	2,862	891	12,787	2,789
Net interest income after provision for credit losses	43,549	27,057	120,018	78,897

Non-interest income:
Fees, charges and other income	3,858	1,428	11,759	3,992
Loss from investments in affordable housing projects	(73)	(500)	(455)	(500)
Gain on sales of securities, net (Note 4)	—	—	797	80
Total non-interest income	3,785	928	12,101	3,572

Non-interest expense:
Compensation and employee benefits	14,664	8,091	43,125	22,295
Occupancy	2,673	1,637	7,852	4,510
Equipment and data processing	4,072	2,362	11,288	6,727
Professional services	1,932	1,406	10,939	4,055
FDIC insurance	973	478	3,123	1,236
Advertising and marketing	689	482	2,166	1,392
Amortization of identified intangible assets	1,271	443	3,886	1,193
Other	4,162	2,110	9,128	4,786
Total non-interest expense	30,436	17,009	91,507	46,194

Income before income taxes	16,898	10,976	40,612	36,275
Provision for income taxes	5,176	4,394	14,473	14,816
Net income before noncontrolling interest in subsidiary	11,722	6,582	26,139	21,459

Less net income attributable to noncontrolling interest in subsidiary	321	307	860	916
Net income attributable to Brookline Bancorp, Inc.	$11,401	$6,275	$25,279	$20,543

Earnings per common share (Note 11):
Basic	$0.16	$0.11	$0.36	$0.35
Diluted	0.16	0.11	0.36	0.35

Weighted average common shares outstanding during the period:
Basic	69,716,283	58,640,775	69,682,741	58,627,311
Diluted	69,754,473	58,640,973	69,718,072	58,630,124

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)

Net income before noncontrolling interest in subsidiary	$11,722	$6,582	$26,139	$21,459

Other comprehensive income (loss), net of taxes:
Unrealized securities holding gains (losses) excluding non-credit gain (loss) on impairment of securities	2,592	(1,131)	3,394	407
Non-credit gain on impairment of securities	—	1	34	7
Net unrealized securities holding gains (losses) before income taxes	2,592	(1,130)	3,428	414
Income tax (expense) benefit	(992)	419	(1,303)	(162)
Net unrealized securities holding gains (losses)	1,600	(711)	2,125	252

Adjustment of accumulated obligation for postretirement benefits	—	(5)	(10)	(15)
Income tax benefit	—	2	6	6
Net adjustment of accumulated obligation for postretirement benefits	—	(3)	(4)	(9)

Net unrealized holding gains (losses)	1,600	(714)	2,121	243

Less reclassification adjustment for securities gains included in net income:
Gain on sales of securities, net	—	—	797	80
Income tax expense	—	—	(282)	(29)
Net securities gains included in net income	—	—	515	51

Net other comprehensive (loss) income	1,600	(714)	1,606	192

Comprehensive income	13,322	5,868	27,745	21,651

Net income attributable to noncontrolling interest in subsidiary	(321)	(307)	(860)	(916)

Comprehensive income attributable to Brookline Bancorp, Inc.	$13,001	$5,561	$26,885	$20,735

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	503,602	$3,400	$507,002

Net income attributable to Brookline Bancorp, Inc.	—	—	25,279	—	—	—	25,279	—	25,279

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	860	860

Issuance of shares of common stock (10,997,840 shares)	110	92,712	—	—	—	—	92,822	—	92,822

Other comprehensive income	—	—	—	1,606	—	—	1,606	—	1,606

Common stock dividends of $0.255 per share	—	—	(17,821)	—	—	—	(17,821)	—	(17,821)

Compensation under recognition and retention plan	—	293	—	—	—	—	293	(5)	288

Common stock held by ESOP committed to be released (33,219 shares)	—	—	—	—	—	181	181	—	181

Balance at September 30, 2012	$754	$618,176	$47,451	$3,569	$(62,107)	$(1,881)	$605,962	$4,255	$610,217

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity (Continued)

Nine Months Ended September 30, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

Net income attributable to Brookline Bancorp, Inc.	—	—	20,543	—	—	—	20,543	—	20,543

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	916	916

Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(585)	(585)

Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	102	102

Minority owners’ interest in deferred tax asset related to subsidiary	—	—	—	—	—	—	—	159	159

Other comprehensive income	—	—	—	192	—	—	192	—	192

Common stock dividends of $0.255 per share	—	—	(14,974)	—	—	—	(14,974)	—	(14,974)

Expense of stock options granted	—	45	—	—	—	—	45	—	45

Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	79	—	—	—	—	79	—	79

Compensation under recognition and retention plan	—	237	—	—	—	—	237	—	237

Common stock held by ESOP committed to be released (34,659 shares)	—	136	—	—	—	189	325	—	325

Balance at September 30, 2011	$644	$525,012	$37,926	$2,540	$(62,107)	$(2,125)	$501,890	$3,097	$504,987

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$25,279	$20,543
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	860	916
Income from bank-owned life insurance	(886)	—
Provision for credit losses	12,787	2,789
Origination of loans and leases to be sold	(65,252)	(31,172)
Proceeds from loans and leases sold	68,208	27,909
Depreciation and amortization of premises and equipment	2,696	1,624
Amortization of securities premiums and discounts, net	3,549	1,745
Amortization of deferred loan and lease origination costs, net	7,606	7,218
Amortization of identified intangible assets	3,886	1,193
(Accretion) amortization of acquisition fair value adjustments, net	(9,138)	594
Non-accretable discount recognized as interest income	(273)	(100)
Gain on sale of securities	(797)	(80)
Write-down of other real estate owned	60	719
Compensation under recognition and retention plans	288	237
Release of ESOP shares	181	325
Deferred income taxes	(2,984)	832
(Increase) decrease in:
Other assets	(4,212)	4,214
Decrease in:
Accrued expenses and other liabilities	(2,660)	(2,842)
Net cash provided from operating activities	39,198	36,664

Cash flows from investing activities:
Securities available-for-sale:
Proceeds from sales	157,225	124
Proceeds from maturities, calls and principal repayments	158,144	110,748
Purchases	(252,265)	(45,179)
Purchase of restricted and other equity securities	(15,505)	(182)
Net increase in loans and leases	(297,966)	(216,922)
Acquisitions, net of cash and cash equivalents acquired	(89,258)	5,792
Monies in escrow – Bancorp Rhode Island, Inc. acquisition	112,983	—
Purchase and sale of premises and equipment	(24,126)	(16,677)
Redemption of restricted securities (FHLBB stock)	2,003	—
Sales of other real estate owned	145	260
Net cash used for investing activities	(248,620)	(162,036)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Cash flows from financing activities:
Increase in demand deposits and NOW, savings and money market accounts	$233,824	$198,692
Decrease in certificates of deposit (excluding brokered deposits)	(50,529)	(42,416)
Proceeds from FHLBB advances	2,300,774	3,083,851
Repayment of FHLBB advances	(2,305,682)	(3,036,618)
Repayment of subordinated debt	—	(13,000)
Increase (decrease) in other borrowings	19,012	(10,384)
Increase in mortgagors’ escrow accounts	553	553
Expense of employee stock plans, net of income tax	181	124
Payment of dividends on common stock	(17,821)	(14,974)
Payment of dividend to owners of noncontrolling interest in subsidiary	(914)	(585)
Purchase of additional ownership interest in subsidiary	—	102
Net cash provided from financing activities	179,398	165,345

Net (decrease) increase in cash and cash equivalents	(30,024)	39,973
Cash and cash equivalents at beginning of period	106,296	65,908
Cash and cash equivalents at end of period	$76,272	$105,881

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$32,018	$24,599
Income taxes	17,055	15,542

Supplemental disclosure of non-cash investing activities:
Transfer from loans to other real estate owned	$—	$2,536

Acquisition of First Ipswich Bancorp:
Assets acquired (excluding cash and cash equivalents)	$—	$246,154
Liabilities assumed	—	251,946

Acquisition of Bancorp Rhode Island, Inc.:
Assets acquired (excluding cash and cash equivalents)	$1,571,817	$—
Liabilities assumed	1,481,535	—

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered bank; and First Ipswich Bank (“First Ipswich” and formerly known as the First National Bank of Ipswich), a Massachusetts-chartered trust company (collectively referred to as the “Banks”). The Company is also the parent of Brookline Securities Corp. (“BSC”). The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 21 full-service banking offices in Brookline, Massachusetts and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency and BRI Realty Corp., operates 17 full-service banking offices in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

The Company’s activities include acceptance of commercial and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small- and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, and Macrolease, which is based in Plainview, New York.

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. Effective September 28, 2012, BankRI became a member of the Federal Reserve System and is now subject to the jurisdiction of the FRB. The FDIC continues to insure all of the Banks’ deposits. Additionally, all Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits of $250,000 per person. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

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

In preparing these unaudited consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions, and future events. Material estimates that are particularly susceptible to significant

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

change in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, the review of goodwill and intangibles for impairment, income tax accounting and status of contingencies.

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

The unaudited interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These unaudited consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K and Bancorp Rhode Island’s audited financial statements as of and for the years ended December 31, 2011 and 2010 included in the Company’s Current Report on Form 8-K/A, filed on March 23, 2012.

(2)     Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs.”). The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurement requirements. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04, in January 2012, did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments in this ASU, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. As ASU No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012 did not have any impact on the Company’s financial statements. The FASB recently announced the addition of a FASB agenda project to consider deferring certain aspects of ASU No. 2011-05, “Presentation of Comprehensive Income” related to the presentation of reclassification adjustments from other comprehensive income to net income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU applies to all entities that have goodwill reported in their financial statements. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08, in January 2012, did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013 and for interim periods within those annual periods. Retrospective application is required. The Company is currently assessing the impact on the Company’s financial statements and will implement the provisions of ASU No. 2011-11 as of January 1, 2013.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment to determine whether it is more likely than not than an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The ASU applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently assessing the impact on the Company’s financial statements and will implement the provisions of ASU No.2012-02 as of January 1, 2013.

(3)    Acquisition

Bancorp Rhode Island, Inc.

On January 1, 2012 (the “Acquisition Date”), the Company acquired all the assets and liabilities of Bancorp Rhode Island, Inc., the bank holding company for BankRI. As part of the acquisition, Bancorp Rhode Island, Inc. was merged into the Company and no longer exists as a separate entity. BankRI, a commercial bank with 17 branches serving businesses and individuals in Rhode Island and nearby Massachusetts, continues to operate as a separate bank subsidiary of the Company.

Total consideration paid in the acquisition was $205.8 million, which consisted of approximately 11.0 million shares of stock with a par value of approximately $0.1 million and a fair value of $92.8 million and $113.0 million in cash. Stock consideration was paid at the rate of 4.686 shares of Brookline Bancorp common stock per share of Bancorp Rhode Island, Inc. common stock. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Acquisition Date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The following table presents the goodwill recorded in connection with the acquisition of Bancorp Rhode Island, Inc.

	As Recorded at
	Acquisition	September 30, 2012
	(In Thousands)
Brookline Bancorp, Inc. common stock issued to Bancorp Rhode Island, Inc. stockholders	$92,822	$92,822
Cash consideration to Bancorp Rhode Island, Inc. stockholders	112,983	112,983
Total consideration paid	205,805	205,805

Fair value of identifiable net assets acquired	112,660	113,684

Goodwill	$93,145	$92,121

Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

	As Recorded at
	Acquisition	September 30, 2012
	(In Thousands)
Assets Acquired:
Cash and cash equivalents	$23,402	$23,402
Investment securities available-for-sale	312,620	312,620
Federal Home Loan Bank stock	16,274	16,274
Loan and lease receivables	1,135,816	1,135,816
Premises and equipment	12,780	12,780
Deferred tax asset	26,120	26,635
Identified intangible assets	21,918	21,918
Bank-owned life insurance	32,496	32,496
Other assets	13,278	13,278
Total assets acquired	1,594,704	1,595,219

Liabilities Assumed:
Deposits	1,133,358	1,133,358
Overnight and short-term borrowings	46,216	46,216
Federal Home Loan Bank advances	251,378	251,378
Subordinated deferrable interest debentures	12,703	12,703
Deferred tax liability	12,225	12,225
Other liabilities	26,164	25,655
Total liabilities assumed	1,482,044	1,481,535

Identifiable net assets acquired	$112,660	$113,684

The above summary includes adjustments that record the acquired assets and assumed liabilities at the respective fair value, based on management’s best estimates using the information available as of the acquisition. During the three months ended June 30, 2012, the Company obtained new information about facts and circumstances that existed at the acquisition date but were unknown to the Company at that date, and as a result, modified its accounting

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

for deferred tax assets and other liabilities acquired. While there may be other changes in respective acquisition date fair values of certain balance sheet amounts, and other items, management does not believe that such changes, if any, are or will be material.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans and Leases

The acquired loans and leases were recorded at fair value at the Acquisition Date without carryover of BankRI’s allowance for loan and lease losses of $18.1 million. The fair value of the loans and leases was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans and leases were segregated into pools based on loan or lease type and credit risk. Loan or lease type was determined based on collateral type and purpose, location, industry segment and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

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

Premises and Equipment

The fair value of BankRI’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of Bank-owned real estate resulted in an estimated premium of $1.7 million, amortized over the weighted average remaining useful life of the properties, estimated to be 25 years. Amortization of the premium on premises and equipment for the three months and nine months ended September 30, 2012, was $22,000 and $66,000, respectively.

The majority of leasehold interests were valued based upon the income approach, developed by licensed appraisers utilizing market rental rates developed through comparable lease signings, third-party information regarding the local market for comparable properties with similar utility, and a review of the contractual terms of the leases. The discount of leasehold interests is estimated at $1.0 million and is being accreted over the weighted average remaining life of the underlying leases. Accretion for the three months and nine months ended September 30, 2012, was $21,000 and $63,000, respectively.

Identified Intangible Assets

The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the Federal Home Loan Bank. The life of the deposit base and projected deposit attrition rates were determined using BankRI’s historical deposit data. The CDI was estimated at $19.4 million or 1.71% of deposits. The intangible asset is being amortized over a weighted average life of ten years using the sum-of-the-years digits method. Amortization for the three months and nine months ended September 30, 2012, was $0.9 million and $2.6 million, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Other intangible assets associated with the BankRI acquisition included a trade name intangible estimated at $1.6 million and a non-compete agreement valued at $0.9 million. These intangible assets are being amortized over eleven years and two years, respectively, using the sum-of-the-years digits method. Amortization for the three months and nine months ended September 30, 2012 was $0.2 million and $0.7 million, respectively.

Deposits

The fair value adjustment of deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term certificates of deposit. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from three months to over four years is a $2.0 million discount and is being accreted into income on a level-yield basis over the weighted average remaining life of approximately 14 months. Accretion for the three months and nine months ended September 30, 2012 was $0.3 million and $0.9 million, respectively.

Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank of Boston (“FHLBB”) advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The resulting estimated fair value adjustment on FHLBB advances was $16.3 million and is being accreted on a level yield basis over the remaining life of the borrowings which have remaining lives of one to four years. Accretion for the three months and nine months ended September 30, 2012 was $0.9 million and $2.8 million, respectively.

Other Liabilities

The fair value adjustment to other liabilities includes $5.6 million of compensation accruals related to executive severance and cash payments made post-acquisition to settle vested stock options and restricted stock.

In addition, BankRI maintains Supplemental Executive Retirement Plans (the “SERPs”) for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Annual amounts related to the SERPs are recorded based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of operations. The liability for the postretirement benefit obligation related to the BankRI SERPs included in accrued expenses and other liabilities was $10.6 million at September 30, 2012. The Company incurred a related net periodic benefit expense related to these plans of $0.1 million and $0.3 million for the three months and nine months ended September 30, 2012, respectively.

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

Financial Information — Acquisition

The Company’s consolidated results of operations for the three months and nine months ended September 30, 2012, respectively, include $15.2 million and $44.6 million of net interest income and $3.9 million and $7.5 million of net income from the results of BankRI from the acquisition date. Expenses relating to the transaction amounted to $5.4 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The following summarizes the unaudited pro forma results of operations as if the Company had acquired Bancorp Rhode Island, Inc. on January 1, 2011.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(In Thousands Except Per Share Data)

Net interest income	$41,701	$122,845
Net income	8,864	25,305
Basic and fully diluted earnings per share	0.13	0.36

Amounts in the pro forma table above include acquisition-related expenses of $4.0 million, net of tax, for the nine months ended September 30, 2011, and additional acquisition-related amortization and accretion of $1.3 million and $3.1 million, respectively, for the three and nine months ended September 30, 2011.

The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the period presented, nor is it indicative of future results for any other interim or full-year period.

(4)     Investment Securities

Investment securities available-for-sale are summarized below:

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Securities available-for-sale:
Debt securities:
GSEs	$85,724	$532	$—	$86,256	$92,402	$673	$6	$93,069
Municipal obligations	1,055	50	—	1,105	1,250	55	2	1,303
Auction-rate municipal obligations	2,400	—	119	2,281	2,700	—	210	2,490
Corporate debt obligations	24,775	217	72	24,920	41,490	400	536	41,354
Trust preferred securities	3,827	83	476	3,434	3,928	9	934	3,003
GSE CMOs	180,980	370	138	181,212	2,961	83	19	3,025
GSE MBSs	153,451	4,831	23	158,259	68,181	3,338	15	71,504
Private-label CMOs	7,464	164	—	7,628	366	22	10	378
SBA commercial loan asset-backed securities	395	—	3	392	443	1	1	443
Total debt securities	460,071	6,247	831	465,487	213,721	4,581	1,733	216,569
Marketable equity securities	1,246	89	—	1,335	834	28	—	862
Total securities available-for-sale	$461,317	$6,336	$831	$466,822	$214,555	$4,609	$1,733	$217,431

Debt securities of U.S. Government-sponsored enterprises (“GSEs”) include obligations issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At September 30, 2012, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $5.1 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Investment Securities as Collateral

At September 30, 2012 and December 31, 2011, respectively, $329.3 million and $156.0 million of securities available-for-sale were pledged as collateral for repurchase agreements, municipal deposits, treasury, tax and loan deposits, swap agreements, current and future FHLBB borrowings, and future Federal Reserve “discount window” borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at September 30, 2012 and December 31, 2011 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	September 30, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Auction-rate municipal obligations	—	—	2,281	119	2,281	119
Corporate debt obligations	—	—	5,816	72	5,816	72
Trust preferred securities:
With OTTI loss	—	—	—	—	—	—
Without OTTI loss	—	—	1,898	476	1,898	476
GSE CMOs	104,099	138	—	—	104,099	138
GSE MBSs	1,653	21	63	2	1,716	23
Private-label CMOs	26	—	—	—	26	—
SBA commercial loan asset- backed securities	342	3	—	—	342	3
Total debt securities	106,120	162	10,058	669	116,178	831
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$106,120	$162	$10,058	$669	$116,178	$831

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

	December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$4,026	$6	$—	$—	$4,026	$6
Municipal obligations	201	2	—	—	201	2
Auction-rate municipal obligations	—	—	2,490	210	2,490	210
Corporate debt obligations	10,703	536	—	—	10,703	536
Trust preferred securities:
With OTTI loss	—	—	75	66	75	66
Without OTTI loss	830	170	1,690	698	2,520	868
GSE CMOs	496	19	—	—	496	19
GSE MBSs	1,712	15	—	—	1,712	15
Private-label CMOs	93	10	—	—	93	10
SBA commercial loan asset- backed securities	59	1	—	—	59	1
Total debt securities	18,120	759	4,255	974	22,375	1,733
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$18,120	$759	$4,255	$974	$22,375	$1,733

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

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2012, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

Auction-Rate Municipal Obligations

The auction-rate obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. During the financial crisis certain third-party insurers experienced financial difficulties and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

were not able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at September 30, 2012 was $2.3 million with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned ten corporate obligation securities with a total fair value of $24.9 million and total net unrealized gains of $0.1 million as of September 30, 2012. All but two of these securities are investment grade. Both non-investment grade securities are currently in unrealized gain positions.

Trust Preferred Securities and PreTSLs

The Company’s portfolio of trust preferred securities at September 30, 2012 includes the Company’s investment in two trust preferred pools (“PreTSLs”). The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities. The following tables summarize the pertinent information as of September 30, 2012, that was considered in determining whether OTTI existed on these PreTSLs:

	Class	Deferrals/ Defaults/ Losses to Date (1)	Estimated Total Remaining Projected Defaults (2)	Estimated Excess Subordination (3)	Lowest Credit Rating to Date (4)	Current Credit Rating (5)

Pooled Trust Preferred Security B	A-1	25%	16%	41%	CCC	B
Pooled Trust Preferred Security C	Mezzanine	39%	24%	0%	C	CC

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

(4)         The Company reviewed credit ratings provided by S&P and Moody’s in 2011 in its evaluation of issuers.

(5)         Lower of S&P and Moody’s.

			Gross		Total Cumulative OTTI
	Current Par	Amortized Cost (1)	Unrealized Gain/(Loss)	Fair Value	Credit- Related	Credit and Non-Credit
	(In Thousands)

Pooled Trust Preferred Security B	$921	$916	$(141)	$775	$—	$—
Pooled Trust Preferred Security C	862	79	71	150	—	—
Total Pooled Trust Preferred Securities	$1,783	$995	$(70)	$925	$—	$—

(1)         The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities as well as the fair value adjustment recorded on PreTSL C in connection with purchase accounting.

In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company’s OTTI assessment for the quarter ended September 30, 2012 was as follows:

Pooled Trust Preferred Security B (“PreTSL B”)

PreTSL B has experienced $91 million in deferrals/defaults, or 25% of the security’s underlying collateral, to date. During the third quarter of 2012, a $6 million component of the collateral cured with no further deferrals or defaults and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 16% over its remaining life, the security’s current amortized cost (99% of current par), $111 million in excess subordination (41% of outstanding performing collateral) and the Company’s intent and ability to hold the security until recovery, management believes that no OTTI charges are warranted at this time.

Pooled Trust Preferred Security C (“PreTSL C”)

PreTSL C was acquired on January 1, 2012 as part of the Bancorp Rhode Island acquisition. PreTSL C has experienced $69 million in deferrals/defaults, or 39% of the security’s underlying collateral, to date. During the third quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 24% over its remaining life, the security’s current amortized cost (9% of current par) and the Company’s intent and ability to hold the security until recovery, management believes that no OTTI charges are warranted at this time.

A third pooled trust preferred security known as “PreTSL A” was called during the three months ended September 30, 2012. The Company received a final payment of $0.2 million of principal and interest after recording a total of $0.1 million in OTTI on this security in 2010.

As of September 30, 2012 there is no OTTI recognized in other comprehensive income on these securities.

Portfolio Maturities

The maturities of the investments in debt securities at September 30, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)

Within 1 year	$70,556	$71,040
After 1 year through 5 years	46,164	46,609
After 5 years through 10 years	56,322	58,952
Over 10 years	287,029	288,886
	$460,071	$465,487

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At September 30, 2012, issuers of debt securities with an estimated fair value of approximately $15.1 million had the right to call or prepay the obligations, the scheduled maturities of which were $9.8 million after one through five years, $0.2 million after five years though ten years and $5.1 million after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Security Sales

Sales of investment securities are summarized in the table below.

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)

Sales of debt securities	$157,225	$—
Sales of marketable equity securities	—	124
Gross gains from sales	964	80
Gross losses from sales	167	—

(5)     Restricted Equity Securities

Investments in the restricted equity securities of various entities are as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)

FHLBB	$52,188	$37,914
Federal Reserve Bank of Boston	15,998	994
Other	475	375
	$68,661	$39,283

At September 30, 2012 and December 31, 2011, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB was classified as “adequately capitalized” by its regulator at September 30, 2012, effected the repurchase of $250 million of capital stock in March 2012 and, in April 2012 and July 2012, declared a dividend of 52 basis points and in October 2012, a dividend of 48 basis points, up from an average 30 basis points in 2011. At September 30, 2012, the Company’s investment in FHLBB stock exceeded its required investment by $13.4 million.

The FHLBB has announced its intent to declare modest dividends throughout 2012 but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB’s private-label MBSs or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.

The Company increased its investment in the stock of the Federal Reserve Bank of Boston concomitant with Brookline Bank’s conversion to a state-chartered bank supervised by the Federal Reserve Bank of Boston. At September 30, 2012 and December 31, 2011, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

(6)     Loans and Leases

A summary of loans and leases follows:

	September 30, 2012			December 31, 2011
	Originated	Acquired	Total	Originated	Acquired	Total
	(In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$796,739	$464,823	$1,261,562	$668,790	$79,531	$748,321
Multi-family mortgage	525,576	102,398	627,974	466,171	15,021	481,192
Construction	68,111	18,321	86,432	36,081	4,694	40,775
Total commercial real estate loans	1,390,426	585,542	1,975,968	1,171,042	99,246	1,270,288
Commercial loans and leases:
Commercial	177,568	168,798	346,366	124,534	26,277	150,811
Equipment financing	351,527	72,839	424,366	245,020	—	245,020
Condominium association	43,732	—	43,732	46,927	—	46,927
Total commercial loans and leases	572,827	241,637	814,464	416,481	26,277	442,758
Indirect automobile	561,415	—	561,415	560,378	72	560,450
Consumer loans:
Residential mortgage	355,568	151,349	506,917	310,551	38,868	349,419
Home equity	92,437	169,798	262,235	66,644	9,883	76,527
Other consumer	5,733	1,259	6,992	5,292	480	5,772
Total consumer loans	453,738	322,406	776,144	382,487	49,231	431,718
Total loans excluding deferred loan origination costs	2,978,406	1,149,585	4,127,991	2,530,388	174,826	2,705,214
Deferred loan origination costs	18,324	—	18,324	15,607	—	15,607
Total loans and leases	$2,996,730	$1,149,585	$4,146,315	$2,545,995	$174,826	$2,720,821

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island with the exception of equipment financing, 47.9% of which is in the greater New York/New Jersey metropolitan area and northeastern states and 52.1% of which is in other areas of the United States of America.

At September 30, 2012 and December 31, 2011, $2.3 million and $5.3 million, respectively, in residential mortgage loans held for sale were included in other assets.

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Balance at beginning of period	$(68,656)	$2,143	$1,369	$—
Acquisitions	—	—	(81,503)	2,504
Reclassification from nonaccretable difference for loans with improved cash flows	(1,200)	—	(1,200)	—
Accretion (amortization)	7,632	(256)	19,110	(617)
Balance at end of period	$(62,224)	$1,887	$(62,224)	$1,887

Related Party Loans

The Banks’ authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks’ capital. In addition, the extensions of credit in excess of certain limits must be approved by the Banks’ Board of Directors. The following table summarizes the change in the total amounts of loans and advances to directors, executive officers and their affiliates during the nine months ended September 30, 2012. All loans were performing at September 30, 2012.

Nine Months Ended
September 30, 2012
(In Thousands)

Balance at beginning of period	$16,428
Acquired loans	2,848
New loans granted during the period	140
Advances on lines of credit	540
Repayments	(14,300)
Balance at end of period	$5,656

Unfunded commitments on extensions of credit to insiders totaled $6.7 million at September 30, 2012.

Loan and Lease Participations

The Company periodically enters into loan and lease participations with third parties. In accordance with GAAP, these participations are accounted for as sales and, therefore, are not included in the Company’s unaudited consolidated financial statements. In some cases, the Company has continuing involvement with the loan and lease

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation.

Recourse Obligations

As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0% and the rate at September 30, 2012 was 0.75%. At September 30, 2012, a liability for the recourse obligation of $11,000 was included in the Company’s unaudited consolidated financial statements.

(7)     Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the three months ended September 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431
Charge-offs	—	(1,276)	(423)	(108)	—	(1,807)
Recoveries	38	97	122	11	—	268
Provision (credit) for loan and lease losses	1,187	1,453	235	429	(283)	3,021
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847
Charge-offs	(30)	(185)	(575)	(2)	—	(792)
Recoveries	—	53	127	2	—	182
Provision (credit) for loan and lease losses	308	535	14	14	20	891
Balance at September 30, 2011	$14,957	$5,717	$5,587	$1,653	$3,214	$31,128

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the nine months ended September 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,033)	(1,206)	(326)	—	(6,565)
Recoveries	118	299	388	24	—	829
Provision (credit) for loan and lease losses	3,568	7,973	828	1,170	(593)	12,946
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(667)	(1,658)	(3)	—	(2,358)
Recoveries	—	206	466	5	—	677
Provision (credit) for loan and lease losses	2,589	885	(173)	13	(200)	3,114
Balance at September 30, 2011	$14,957	$5,717	$5,587	$1,653	$3,214	$31,128

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Commercial real estate	$1,187	$308	$3,568	$2,589
Commercial	1,453	535	7,973	885
Indirect automobile	235	14	828	(173)
Consumer	429	14	1,170	13
Unallocated	(283)	20	(593)	(200)
Total provision for loan losses	$3,021	$891	$12,946	$3,114
Unfunded credit commitments (see also Note 10)	(159)	—	(159)	(325)
Total provision for credit losses	$2,862	$891	$12,787	$2,789

The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at September 30, 2012 and $0.8 million at September 30, 2011.  During the nine-month period ended September 30, 2012, the liability for unfunded credit commitments decreased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the nine-month period ended September 30, 2012 or 2011, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Allowance for Loan and Lease Losses Methodology

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

Credit Quality Assessment

Acquired Loans and Leases

Upon acquiring a loan portfolio, the Company reviews and assigns risk ratings to all commercial and commercial real estate loans in accordance with the Company’s policy, which may differ in certain respects from the risk-rating policy of the acquired company. The length of time necessary to complete this process varies based on the size of the acquired portfolio, the quality of the documentation maintained in the underlying loan files, and the extent to which the acquired company followed a risk-rating approach comparable to the Company’s. As a result, while acquired loans are risk-rated, there are occasions when such ratings may be deemed “preliminary” until the Company’s re-rating process has been completed, a process that management believes will be substantially completed by year-end.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool using the effective-yield method. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level in accordance with the applicable accounting model for such loans and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan and lease losses recognized subsequent to acquisition. Loans accounted for under ASC 310-20 are placed on nonaccrual status when past due in accordance with the Company’s nonaccrual policy, and any accretion of discount is discontinued.

Subsequent to acquisition and for those loans accounted for on a cash flow basis, the estimate of cash flows expected to be collected is periodically re-assessed. These re-assessments involve the use of key assumptions and estimates, similar to those used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by changes in the expected principal and interest payments over the estimated life, changes in prepayment assumptions, and changes in interest rate indices for variable-rate loans.

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan and lease losses by a charge to the provision for credit

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

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

Except for two loans accounted for under ASC 310-20 with a combined carrying value of $0.8 million and a combined allowance of $0.2 million added during the third quarter, there were no significant changes in the credit quality of acquired loans at September 30, 2012 or December 31, 2011.

Originated Loans and Leases

The Company utilizes an eight-grade rating system in its evaluation of commercial and commercial real estate loans and leases. At the time of origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. The reasonableness of loan ratings is assessed and monitored in several ways, including the periodic review of loans by credit personnel and independent loan review staff. Loans rated “pass” (risk ratings 1 through 4) are performing in accordance with the terms of the loan and are less likely to result in loss because of the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral. “Criticized” loans (risk ratings 5 through 8) include loans criticized (i.e. special mention) and classified (i.e. substandard, doubtful and loss); troubled debt restructured loans; loans on nonaccrual; and other impaired loans. These loans have a higher likelihood of loss.

Commercial Real Estate Loans – At September 30, 2012, loans outstanding in the three commercial real estate loan classes, expressed as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: commercial real estate mortgage loans – 30.6%, multi-family mortgage loans – 15.2% and construction loans – 2.1%.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

United States. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston and Providence metropolitan areas remain elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of loans outstanding in 2012, the decrease in originated loans delinquent over 30 days from $9.4 million (0.8% of originated commercial real estate loans outstanding excluding deferred loan origination costs) at December 31, 2011 to $2.2 million (0.2%) at September 30, 2012, the addition of new loan officers and the decrease in criticized loans from $26.2 million at December 31, 2011 to $16.2 million at September 30, 2012. The Company also takes into consideration the impact that the economy, and in particular the housing market, has on the rents and values associated with its apartment and multi-family mortgage loans. The increase in renters versus homeowners has increased multi-family rents. This trend, coupled with historically low capitalization rates, has increased apartment and multi-family property valuations, which, in turn, has increased the number of multi-family properties under development. These increases in multi-family rents and valuations could drop if the demand for rentable housing declines or interest rates rise. For further discussion of criticized loans, see “Credit Quality Information” below.

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

Commercial Loans and Leases – At September 30, 2012, loans and leases outstanding in the three commercial loan/lease classes, expressed as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: commercial loans – 8.4%, equipment financing loans and leases – 10.3% and loans to condominium associations – 1.1%.

Loans and leases in this portfolio segment that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the segment. The factors applied are based on historic loan and lease loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan and lease charge-offs and recoveries by class covering 19 years for commercial loans and leases, six years for equipment financing loans and leases, and twelve years for loans to condominium associations. Commercial loan and lease losses generally have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. During the period, the Company recorded a provision for credit losses in connection with an increase in specific reserves and charge-offs on certain impaired loans. The risk characteristics described in “Originated Loans and Leases–Commercial Real Estate Loans” above regarding concentration of outstanding loans within the greater Boston and Providence metropolitan areas and the status of the local economies are also applicable to the commercial and condominium association loan classes. Until the economy improves sufficiently, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

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

The Company’s equipment financing loans and leases are concentrated in the financing of coin-operated laundry, dry cleaning, fitness, convenience store and, most recently, tow truck equipment, and small businesses primarily in the greater New York/New Jersey metropolitan area, but also in locations throughout the United States. The loans

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

and leases are considered to be of higher risk because the borrowers are typically small-business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan and lease losses for the equipment financing category were the annualized rate of organic growth of loans and leases outstanding in 2012 (58.0% excluding $72.8 million in acquired loans and leases), the entrée into tow-truck lending, the increase in originated loans and leases delinquent over 30 days from $2.2 million (0.9% of originated equipment financing loans and leases outstanding excluding deferred loan origination costs) at December 31, 2011 to $3.8 million (1.1%) at September 30, 2012, and the decrease in total criticized originated loans and leases from $6.0 million at December 31, 2011 to $5.0 million at September 30, 2012.

Indirect Automobile Loans – At September 30, 2012, indirect automobile loans represented 13.6% of the Company’s total loan and lease portfolio (excluding deferred loan origination costs). Determination of the allowance for loan and lease losses for this segment is based primarily on borrowers’ credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in “Credit Quality Information” below is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the segment.

The percentages of loans made to borrowers with credit scores of 660 and below was 3.8% and 3.1% at December 31, 2011 and September 30, 2012, respectively. Net loan charge-offs were $1.2 million and $0.8 million, respectively, for the nine months ended September 30, 2011 and 2012.

Consumer Loans — At September 30, 2012, loans outstanding within the three classes, as a percent of total loans and leases outstanding (excluding deferred loan origination costs), were as follows: residential mortgage loans — 12.3%, home equity loans — 6.4% and other consumer loans — 0.2%.

The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at September 30, 2012 and December 31, 2011 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at September 30, 2012 and December 31, 2011 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan-to-value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

Continued economic difficulties experienced by borrowers coupled with a decline in the value of underlying collateral have resulted in negligible net recoveries for the nine months ended September 30, 2011 and net charge-offs of $0.3 million for the nine months ended September 30, 2012. Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. Additionally, the risk of loss on a home equity loan is higher since the property securing the loan has often been previously

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that it is available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. Real estate values have declined in the past few years and, as a result, current loan-to-value ratios are likely higher than those shown in the table. Nonetheless, the exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at September 30, 2012. If the local economy weakens further, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Unallocated Allowance  — The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

The unallocated allowance for loan and lease losses was $2.5 million at September 30, 2012, compared to $2.7 million at June 30, 2012 and $3.0 million at December 31, 2011. The unallocated portion of the allowance for loan and lease losses declined by $0.2 million on a quarter-to-quarter basis at September 30, 2012, largely as a result of improvements in the economic environment in the greater Boston marketplace.

Credit Quality Information

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The following tables present the recorded investment in total loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at September 30, 2012 by credit quality indicator.

	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Loan rating:
Pass	$1,157,650	$608,801	$83,571	$311,027	$418,655	$43,723	$6,607	$2,630,034
Criticized	32,617	5,557	100	13,464	5,711	9	42	57,500
Acquired from First Ipswich	71,295	13,616	2,761	21,875	—	—	343	109,890
	$1,261,562	$627,974	$86,432	$346,366	$424,366	$43,732	$6,992	$2,797,424

	Indirect		Residential
	Automobile		Mortgage	Home Equity
	(In Thousands)		(In Thousands)
Credit score:		Loan-to-value ratio:
Over 700	$471,183	Less than 50%	$100,339	$73,679
661-700	70,420	50% - 69%	160,176	63,727
660 and below	17,634	70% - 79%	148,253	49,751
Data not available	2,178	80% and over	60,530	41,280
	$561,415	Data not available	4,944	26,013
		Acquired from First Ipswich	32,675	7,785
			$506,917	$262,235

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2011 by credit quality indicator.

	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer	Total
	(In Thousands)
Loan rating:
Pass	$663,977	$444,827	$36,081	$124,312	$239,043	$46,912	$5,292	$1,560,444
Criticized	4,813	21,344	—	222	5,977	15	—	32,371
Acquired from First Ipswich	79,531	15,021	4,694	26,277	—	—	480	126,003
	$748,321	$481,192	$40,775	$150,811	$245,020	$46,927	$5,772	$1,718,818

	Indirect		Residential
	Automobile		Mortgage	Home Equity
	(In Thousands)		(In Thousands)
Credit score:		Loan-to-value ratio:
Over 700	$471,317	Less than 50%	$77,846	$26,923
661-700	68,074	50% - 69%	118,993	19,532
660 and below	21,059	70% - 79%	98,007	16,734
	$560,450	80% and over	15,705	3,455
		Acquired from First Ipswich	38,868	9,883
			$349,419	$76,527

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) as of September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Past Due						Loans Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans	Greater Than 90 Days and Accruing	Nonaccrual Loans
	(In Thousands)
Commercial real estate mortgage	$1,632	$4,709	$5,268	$11,609	$1,178,658	$1,190,267	$4,595	$2,078
Multi-family mortgage	304	—	3,228	3,532	610,826	614,358	2,590	2,758
Construction	—	—	—	—	83,671	83,671	—	—
Commercial	1,514	844	5,341	7,699	316,792	324,491	2,332	5,432
Equipment financing	2,558	498	1,586	4,642	419,724	424,366	227	3,040
Condominium association	—	—	—	—	43,732	43,732	—	9
Indirect automobile	5,018	510	90	5,618	555,797	561,415	9	80
Residential mortgage	1,861	709	5,467	8,037	466,205	474,242	3,820	2,298
Home equity	1,024	518	772	2,314	252,136	254,450	200	988
Other consumer	9	21	—	30	6,619	6,649	—	49
Acquired from First Ipswich	1,250	183	2,958	4,391	145,959	150,350	—	4,557
	$15,170	$7,992	$24,710	$47,872	$4,080,119	$4,127,991	$13,773	$21,289

	At December 31, 2011
	Past Due						Loans Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans	Greater Than 90 Days and Accruing	Nonaccrual Loans
	(In Thousands)
Commercial real estate mortgage	$2,810	$—	$2,864	$5,674	$663,116	$668,790	$2,864	$—
Multi-family mortgage	1,292	—	2,454	3,746	462,425	466,171	1,074	1,380
Construction	—	—	—	—	36,081	36,081	—	—
Commercial	42	57	647	746	123,788	124,534	647	—
Equipment financing	251	49	1,925	2,225	242,795	245,020	—	1,925
Condominium association	—	—	15	15	46,912	46,927	—	15
Indirect automobile	5,468	645	111	6,224	554,226	560,450	—	111
Residential mortgage	2,174	277	1,327	3,778	306,773	310,551	—	1,327
Home equity	124	—	98	222	66,421	66,643	—	98
Other consumer	36	2	10	48	5,244	5,292	—	10
Acquired from First Ipswich	615	40	3,226	3,881	170,874	174,755	184	2,664
	$12,812	$1,070	$12,677	$26,559	$2,678,655	$2,705,214	$4,769	$7,530

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Impaired Loans and Leases

The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan or lease is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan or lease is not in doubt and the loan or lease is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans and leases in the period reported (unpaid balance of loans and leases outstanding excluding deferred loan origination costs):

	At September 30, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$10,696	$11,268	$—	$10,352	$53	$8,291	$201
Commercial	5,892	5,986	—	6,154	45	5,582	137
Consumer	3,505	3,536	—	3,883	35	3,790	88
	20,093	20,790	—	20,389	133	17,663	426
With an allowance recorded:
Commercial real estate	2,265	2,277	296	1,938	20	881	59
Commercial	3,464	3,469	724	4,104	85	3,064	193
Consumer	3,727	3,727	584	3,390	22	2,666	83
	9,456	9,473	1,604	9,432	127	$6,611	335
Total	$29,549	$30,263	$1,604	$29,821	$260	$24,274	$761

	At December 31, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$2,902	$3,140	$—	$1,490	$12	$3,005	$38
Commercial	3,341	4,063	—	2,904	37	2,896	94
Indirect automobile	111	111	—	89	—	109	—
Consumer	3,126	3,126	—	3,419	35	4,011	115
	9,480	10,440	—	7,902	84	10,021	247
With an allowance recorded:
Commercial	604	619	190	838	8	827	55
Consumer	339	339	35	342	3	344	9
	943	958	225	1,180	11	1,171	64
Total	$10,423	$11,398	$225	$9,082	$95	$11,192	$311

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The following tables present information regarding the Banks’ impaired and non-impaired loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs):

	As of September 30, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		ASC 310-30 Acquired Loans and Leases		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$5,201	$296	$1,589,606	$18,867	$381,161	$—	$1,975,968	$19,163
Commercial	6,528	724	728,215	8,512	79,721	—	814,464	9,236
Indirect automobile	—	—	561,415	5,614	—	—	561,415	5,614
Consumer	5,425	584	662,137	1,861	108,582	—	776,144	2,445
Unallocated	—	—	—	2,455	—	—	—	2,455
Total	$17,154	$1,604	$3,541,373	$37,309	$569,464	$—	$4,127,991	$38,913

	As of December 31, 2011
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		ASC 310-30 Acquired Loans and Leases		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$2,902	$—	$1,168,492	$15,477	$98,894	$—	$1,270,288	$15,477
Commercial	3,945	190	412,536	5,807	26,277	—	442,758	5,997
Indirect automobile	111	—	560,339	5,604	—	—	560,450	5,604
Consumer	3,465	35	379,021	1,542	49,232	—	431,718	1,577
Unallocated	—	—	—	3,048	—	—	—	3,048
Total	$10,423	$225	$2,520,388	$31,478	$174,403	$—	$2,705,214	$31,703

At September 30, 2012, loans and leases individually and collectively evaluated for impairment included $577.0 million of acquired loans accounted for under ASC 310-20. ASC 310-20 loans individually evaluated for impairment due to credit deterioration since the date of acquisition included one commercial real estate loan with a carrying value of $0.7 million and an allowance of $0.1 million and a commercial loan with a carrying value of $0.1 million and an allowance of $0.1 million. At December 31, 2011, there were no ASC 310-20 acquired loans or leases included in loans and leases individually and collectively evaluated for impairment.

Troubled Debt Restructured Loans and Leases

Troubled debt restructurings at period-end were as follows:

	September 30, 2012			December 31, 2011
		Recorded Investment			Recorded Investment
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	At Modification	At End of Period
	(Dollars in Thousands)

Commercial real estate mortgage	5	$6,396	$6,204	2	$2,896	$2,779
Multi-family mortgage	2	964	960	2	964	964
Commercial	2	163	136	1	66	66
Equipment financing	22	3,612	3,085	24	3,008	2,897
Residential mortgage	18	5,157	5,087	13	3,174	3,145
Total	49	$16,292	$15,472	42	$10,108	$9,851

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain originated loans whose terms have been modified in such a way that they are considered troubled debt restructurings. Originated loans are considered troubled debt restructurings if the borrower is experiencing financial difficulty and is afforded a concession by the Company, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, troubled debt restructurings are placed on nonaccrual status (and reported as nonperforming loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as troubled debt restructurings after they are returned to accrual status.

Total troubled debt restructurings of $15.5 million at September 30, 2012 and $9.9 million at December 31, 2011 included restructured loans and leases of $9.8 million and $5.2 million, respectively, which were accruing.

Loans restructured or defaulted during the following periods were as follows:

	Three Months Ended September 30, 2012
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate mortgage	—	$—	$—	2	$1,288
Commercial	—	—	—	1	44
Equipment financing	—	—	—	3	$656
Residential mortgage	1	900	900	1	169
Total	1	$900	$900	7	$2,157

	Three Months Ended September 30, 2011
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Equipment financing	6	$534	$527	1	$17
Residential mortgage	2	358	358	—	—
Total	8	$892	$885	1	$17

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate mortgage	2	$3,500	$3,551	2	$1,288
Commercial	1	97	91	1	44
Equipment financing	5	1,181	1,120	6	1,240
Residential mortgage	5	2,202	2,201	3	763
Total	13	$6,980	$6,963	12	$3,335

	Nine Months Ended September 30, 2011
		Recorded Investment		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)

Commercial real estate mortgage	1	$1,725	$1,633	—	$—
Multi-family mortgage	1	29	29	1	29
Commercial	—	—	—	3	382
Equipment financing	11	1,376	1,316	—	—
Residential mortgage	8	1,699	1,696	2	491
Total	21	$4,829	$4,674	6	$902

There was not a significant financial impact on the allowance for loan and lease losses from the modification of performing or nonperforming loans or leases for the nine months ended September 30, 2012. Allowances for loan and lease losses associated with troubled debt restructurings are immaterial. There were no charge-offs to the loans or leases included in the tables during the modification process. As of September 30, 2012, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(8)     Borrowed Funds

Borrowed funds are comprised of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)

FHLBB advances	$771,110	$498,570
Repurchase agreements	45,009	8,349
Subordinated debentures	12,137	—
Total borrowed funds	$828,256	$506,919

The FHLBB advances are secured by a blanket security agreement which requires the Company to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount equal to outstanding advances.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. The three subordinated debentures are summarized below:

Issue Date	Rate	Maturity Date	Next Call Date	Carrying Amount
(Dollars in Thousands)

February 22, 2001	Fixed; 10.2%	February 22, 2031	February 22, 2013	$3,075
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2012	4,625
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2012	4,437

(9)     Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2012 or December 31, 2011.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2012, the Company had ten interest-rate swaps with an aggregate notional amount of $33.4 million related to this program.

The table below presents the fair value and classification of the Company’s derivative financial instruments on the unaudited consolidated balance sheets as of September 30, 2012, and the effect of the Company’s derivative financial instruments on the unaudited consolidated income statements for the nine months ended September 30, 2012:

	At September 30, 2012		Nine Months Ended September 30, 2012
	Asset Derivatives	Liability Derivatives	Gain Recognized in Income on Derivatives (1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$1,426	$(1,503)	$(10)

(1)     The amount of gain recognized in income represents changes related to the fair value of the interest rate products.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At September 30, 2012, the estimated net credit risk exposure for derivative financial instruments was $0.1 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2012, the Company has posted collateral of $0.8 million in the normal course of business.

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

Financial instruments with off-balance-sheet risk at the dates indicated are as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$50,716	$85,035
Commercial	107,264	38,987
Residential mortgage	4,734	8,946
Unadvanced portion of loans and leases	345,035	196,318
Unused lines of credit:
Home equity	162,135	82,770
Other consumer	3,710	5,095
Other commercial	880	838
Unused letters of credit:
Financial standby letters of credit	19,656	18,786
Performance standby letters of credit	2,916	—
Commercial and similar letters of credit	25	25

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower.

The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at September 30, 2012 and $0.8 million at December 31, 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Legal Proceedings

On November 1, 2012, the Rhode Island Economic Development Corporation (the “EDC”) filed a lawsuit against multiple defendants regarding the issuance of bonds by the State of Rhode Island in 2010 and the subsequent loan by the EDC to 38 Studios, LLC.  At this time, it is not expected that this lawsuit will negatively impact the carrying value of two short-term commercial loans made by BankRI shortly after the Company’s acquisition of Bancorp Rhode Island, Inc.

(11)       Earnings per Share

The following table is a reconciliation of basic earnings per share (“EPS”) and diluted EPS for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$11,401	$11,401	$6,275	$6,275

Denominator:
Weighted average shares outstanding	69,716,283	69,716,283	58,640,775	58,640,775
Effect of dilutive securities	—	38,190	—	198
Adjusted weighted average shares outstanding	69,716,283	69,754,473	58,640,775	58,640,973

EPS	$0.16	$0.16	$0.11	$0.11

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$25,279	$25,279	$20,543	$20,543

Denominator:
Weighted average shares outstanding	69,682,741	69,682,741	58,627,311	58,627,311
Effect of dilutive securities	—	35,331	—	2,813
Adjusted weighted average shares outstanding	69,682,741	69,718,072	58,627,311	58,630,124

EPS	$0.36	$0.36	$0.35	$0.35

On January 3, 2012, the Company issued approximately 11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island, Inc. Refer to Note 3, “Acquisition,” for more information.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

(12)   Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2012.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are as follows:

	Carrying Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$86,256	$—	$86,256
Municipal obligations	—	1,105	—	1,105
Auction-rate municipal obligations	—	—	2,281	2,281
Corporate debt obligations	—	24,920	—	24,920
Trust preferred securities	—	2,509	925	3,434
GSE CMOs	—	181,212	—	181,212
GSE MBSs	—	158,259	—	158,259
Private-label CMOs	—	7,628	—	7,628
SBA commercial loan asset-backed securities	—	392	—	392
Marketable equity securities	1,335	—	—	1,335
Total securities available-for-sale	$1,335	$462,281	$3,206	$466,822

Interest rate swaps	$—	$1,426	$—	$1,426

Liabilities:
Interest rate swaps	$—	$1,503	$—	$1,503

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$93,069	$—	$93,069
Municipal obligations	—	1,303	—	1,303
Auction-rate municipal obligations	—	—	2,490	2,490
Corporate debt obligations	—	41,354	—	41,354
Trust preferred securities	—	2,285	718	3,003
GSE CMOs	—	3,025	—	3,025
GSE MBSs	—	71,504	—	71,504
Private-label CMOs	—	378	—	378
SBA commercial loan asset-backed securities	—	443	—	443
Marketable equity securities	862	—	—	862
Total securities available-for-sale	$862	$213,361	$3,208	$217,431

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, and GSE residential MBSs and CMOs, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as trust preferred securities) and are included in Level 3.

Interest-Rate Swaps

The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to counterparty’s inability to pay any net uncollateralized position. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 9, “Derivatives and Hedging Activities.”

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at September 30, 2012.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)

Auction-rate municipals	$2,281	Discounted cash flow	Discount rate	0-5%	4.0%

Pooled trust preferred securities	$925	Discounted cash flow	Cumulative default	0-100%	13.0%
			Cure given deferral/ default	0-15%
			Discount rate	5-56%

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Securities available-for-sale, beginning of period	$3,318	$3,603	$3,208	$3,603
Acquired, BankRI	—	—	184	—
Principal paydowns and other	(205)	(310)	(495)	(300)
Total unrealized gains included in other comprehensive income	93	183	309	121
Securities available-for-sale, end of period	$3,206	$3,476	$3,206	$3,424

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2012 or 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 are summarized below:

	Carrying Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$17,586	$—	$17,586
Building held-for-sale	—	6,046	—	6,046
Other real estate owned	—	1,690	—	1,690
Repossessed vehicles and equipment	—	696	—	696
	$—	$26,018	$—	$26,018

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$3,654	$—	$3,654
Other real estate owned	—	845	—	845
Repossessed vehicles and equipment	—	421	—	421
	$—	$4,920	$—	$4,920

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2012 and 2011

The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying	Estimated	Level 1	Level 2	Level 3
	Value	Fair Value	Inputs	Inputs	Inputs
	(In Thousands)
September 30, 2012
Financial assets:
Other securities	$500	$503	$—	$—	$503
Loans and leases, net	4,107,402	4,178,539	—	—	4,178,539
Financial liabilities:
Certificates of deposit	1,042,529	1,050,983	—	1,050,983	—
Borrowed funds	828,256	849,396	—	849,396	—

December 31, 2011
Financial assets:
Loans and leases, net	$2,689,118	$2,706,534	$—	$—	$2,706,534
Financial liabilities:
Certificates of deposit	805,672	812,681	—	812,681	—
Borrowed funds	506,919	522,541	—	522,541	—

(13)   Income Taxes

The effective rate of income tax provision was 30.6% for the 2012 third quarter compared to 40.0% for the 2011 third quarter, and 35.6% for the first nine months of 2012 compared to 40.8% for the first nine months of 2011. The decrease in the effective rate for the nine months ended September 30, 2012 versus the nine months ended September 31, 2011 is due to favorable state tax apportionment and low-income housing and rehabilitation tax credits. Favorable state tax apportionment and low-income housing and rehabilitation tax credits reduced the effective tax rate from 40.0% to 35.8% for the three months ended September 30, 2012 and from 40.8% to 39.0% for the nine months ended September 30, 2012. The Company expects to realize additional federal rehabilitation tax credits associated with the Company’s new offices and investments in affordable housing limited partnerships.

(14)         Subsequent Event

On October 29, 2012 Hurricane Sandy made landfall in New Jersey, causing widespread property damage throughout the northeastern United States, including areas in which the Company operates, with the most significant impact in the New York City metropolitan area, Long Island, and New Jersey.  Rhode Island and Connecticut were also affected.

The Company is in the early stages of assessing the operational and financial effects of the storm and is therefore unable to estimate its full operational and financial impact, if any, at this time. The Company will monitor existing loans and leases within its portfolios for performance and evaluate collateral values as property assessments and repairs progress. It is possible that these evaluations may necessitate additional provisions to the allowance for loan and lease losses. The disruption in utilities, transportation, and communications systems in the affected areas may have an impact on the volume of loan and lease originations or other operational functions.

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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other filings submitted to the Securities and Exchange Commission.  Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. Effective September 28, 2012, BankRI became a member of the Federal Reserve System and is now subject to the jurisdiction of the FRB. The FDIC continues to insure all of the Banks’ deposits. Additionally, all Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits of $250,000 per person. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2011 Annual Report on Form 10-K and the audited financial statements of Bancorp Rhode Island, Inc. as of and for the periods ended December 31, 2011 and 2010 included in the Company’s Current Report on Form 8-K/A, filed on March 23, 2012, management has identified the accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, valuation of available-for-sale securities and income tax accounting as the Company’s most critical accounting policies.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with GAAP as set forth by the FASB in its Accounting Standards Codification and through the rules and interpretive releases of the SEC under the authority of federal securities laws. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the ratio of the allowance for loan and lease losses to originated loans and leases, the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.

Operating earnings exclude from net income acquisition-related and other expenses; by excluding such items, the Company’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, acquisition-related expenses, core system conversion costs, and other charges related to executive-level management separation and severance-related costs, are generally also excluded when calculating the efficiency ratio.

In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

Selected Financial Data

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2012	2012	2012	2011	2011	2012	2011
		(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$5,061,444	$4,972,381	$4,877,124	$3,299,013	$3,157,498	$5,061,444	$3,157,498
Loans and leases, net	4,107,402	3,975,698	3,901,090	2,689,118	2,630,948	4,107,402	2,630,948
Securities available-for-sale	466,822	384,533	461,498	217,431	253,510	466,822	253,510
Goodwill and identified intangibles, net	161,197	162,468	164,763	51,013	51,794	161,197	51,794
Total deposits	3,568,016	3,521,206	3,459,333	2,252,331	2,179,605	3,568,016	2,179,605
Core deposits (1)	2,525,487	2,471,744	2,397,785	1,446,659	1,371,658	2,525,487	1,371,658
Certificates of deposit	1,042,529	1,049,462	1,061,548	805,672	807,947	1,042,529	807,947
Total borrowings	828,256	794,101	758,536	506,919	444,921	828,256	444,921
Stockholders’ equity	605,962	598,865	597,531	503,602	501,890	605,962	501,890
Tangible stockholders’ equity	444,765	436,397	432,768	452,589	450,096	444,765	450,096

EARNINGS DATA
Interest and dividend income	$55,394	$51,839	$52,991	$35,881	$35,590	$160,225	$104,654
Interest expense	8,983	9,080	9,357	7,368	7,642	27,420	22,968
Net interest income	46,411	42,759	43,634	28,513	27,948	132,805	81,686
Provision for credit losses	2,862	6,678	3,247	842	891	12,787	2,789
Non-interest income	3,785	4,721	3,595	1,491	928	12,101	3,572
Non-interest expense	30,436	28,621	32,450	16,463	17,009	91,507	46,194
Net income	11,401	7,529	6,349	7,058	6,275	25,279	20,543

PER COMMON SHARE DATA
Net income – Basic	$0.16	$0.11	$0.09	$0.12	$0.11	$0.36	$0.35
Net income – Diluted	0.16	0.11	0.09	0.12	0.11	0.36	0.35
Operating income – Basic (2)	0.16	0.11	0.15	0.13	0.12	0.42	0.37
Operating income – Diluted (2)	0.16	0.11	0.15	0.13	0.12	0.42	0.37
Cash dividends declared	0.085	0.085	0.085	0.085	0.085	0.255	0.255
Book value per share (end of period)	8.61	8.55	8.51	8.50	8.48	8.61	8.48
Tangible book value per share (end of period) (3)	6.32	6.23	6.16	7.64	7.60	6.32	7.60
Tangible equity ratio (4)	9.08%	9.07%	9.18%	13.93%	14.49%	9.08%	14.49%
Stock price:
High	$9.25	$9.49	$9.78	$8.74	$9.68	$9.78	$11.68
Low	8.13	8.46	8.37	7.30	7.12	8.13	7.12
Close (end of period)	8.82	8.85	9.37	8.44	7.71	8.82	7.71

PERFORMANCE RATIOS
Net interest margin (5)	4.00%	3.81%	3.87%	3.78%	3.74%	3.88%	3.75%
Return on average assets (5)	0.90%	0.61%	0.52%	0.89%	0.80%	0.68%	0.91%
Operating return on average assets (5) (6)	0.90%	0.61%	0.85%	0.95%	0.87%	0.79%	0.97%
Efficiency ratio	60.63%	60.28%	68.71%	54.87%	58.90%	63.15%	54.18%
Return on average tangible assets (5)	0.93%	0.64%	0.54%	0.90%	0.82%	0.70%	0.92%
Return on average stockholders’ equity (5)	7.53%	5.04%	4.25%	5.60%	5.00%	5.63%	5.48%
Return on average tangible stockholders’ equity (5)	10.27%	6.95%	5.86%	6.24%	5.57%	7.79%	6.10%
Operating return on average tangible stockholders’ equity (5) (7)	10.27%	6.95%	9.53%	6.68%	6.01%	9.01%	6.52%
Dividend payout ratio (8)	52.24%	79.08%	93.76%	71.10%	79.97%	70.66%	73.28%

ASSET QUALITY RATIOS
Nonperforming loans and leases as a percentage of total loans and leases (9)	0.51%	0.52%	0.30%	0.28%	0.28%	0.51%	0.28%
Nonperforming assets as a percentage of total assets	0.47%	0.48%	0.30%	0.27%	0.33%	0.47%	0.33%
Allowance for loan and lease losses as a percentage of total loans and leases (9)	0.94%	0.93%	0.87%	1.17%	1.17%	0.94%	1.17%
Allowance for loan and lease losses as a percentage of originated loans and leases (10)	1.31%	1.33%	1.29%	1.25%	1.27%	1.31%	1.27%

CAPITAL RATIOS
Tier 1 leverage capital ratio	9.03%	9.16%	9.27%	14.37%	14.55%	9.03%	14.55%
Tier 1 risk-based capital ratio	10.42%	10.60%	10.77%	15.91%	16.41%	10.42%	16.41%
Total risk-based capital ratio	11.64%	11.82%	11.95%	17.05%	17.58%	11.64%	17.58%

(1)	Core deposits consist of demand deposit, NOW, money market and savings accounts.
(2)	Operating income per share is calculated by dividing operating earnings by the weighted average number of basic and dilutive common shares, respectively, outstanding for the respective period.
(3)

Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

(4)

The tangible equity ratio is calculated by dividing tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) (the numerator) by tangible assets (total assets less goodwill and identified intangible assets, net) (the denominator).

(5)	Annualized.
(6)	Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets.
(7)	Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity.
(8)	The dividend payout ratio is calculated by dividing dividends paid by net earnings for the respective period.
(9)	Amount includes acquired and originated loans and leases and deferred loan origination costs.
(10)	Amount excludes acquired loans and leases and deferred loan origination costs associated with originated loans.

Executive Overview

For the three months ended September 30, 2012, the Company reported net income of $11.4 million, or $0.16 per diluted share, up 51.4% from the three months ended June 30, 2012. The annualized return on average assets was 0.90% for the three months ended September 30, 2012, and the annualized return on average stockholders’ equity was 7.53% for the three months ended September 30, 2012. The results for the three months ended September 30, 2012 also included a $3.1 million increase in interest income on loans and leases. This increase is primarily comprised of a $1.7 million increase in interest income on loans and leases largely driven by growth in the lending portfolios and $1.4 million of periodic yield adjustments on acquired loans.

For the nine months ended September 30, 2012, the Company reported operating income of $29.3 million, or $0.42 per diluted share, compared to $22.0 million and $0.37 per diluted share for the nine months ended September 30, 2011. Operating returns on average assets and average stockholders’ equity, at an annualized rate, were 0.79% and 6.52%, respectively, for the nine months ended September 30, 2012. Net income for the first nine months of 2012 included higher-than-expected loan and lease loss provisions of $4.2 million specifically related to two short-term commercial credits originated by BankRI shortly after acquisition, as discussed more fully below.

Results for the first nine months of 2012 included a $12.8 million provision for credit losses of which $4.2 million was recorded in the second quarter in connection with two short-term commercial loans made by BankRI shortly after the Company’s acquisition of BankRI. These loans (the “two BankRI commercial loans”) were based, in part, on the issuance of tax credits which, due to the unexpected and abrupt bankruptcy filing of an entity in Rhode Island related to the borrowers, were not issued. The Company has moved aggressively to resolve these loans and, as a result no additional provision was required in the third quarter of 2012. Management will continue to closely monitor the credits and their performance under the revised loan terms. On November 1, 2012, the Rhode Island Economic Development Corporation (the “EDC”) filed a lawsuit against multiple defendants regarding the issuance of bonds by the State of Rhode Island in 2010 and the subsequent loan by the EDC to 38 Studios, LLC.  At this time, it is not expected that this lawsuit will negatively impact the carrying value of the two BankRI commercial loans.

Business fundamentals have remained strong throughout the quarter ended September 30, 2012. During the third quarter of 2012, the Company’s assets grew 7.2% on an annualized basis, due primarily to annualized loan growth of 13.3% from June 30, 2012. This growth results largely from the increase in commercial real estate loans which increased 11.4% from June 30, 2012 to September 30, 2012 on an annualized basis; and commercial loans and leases which increased 35.4% from June 30, 2012 to September 30, 2012 on an annualized basis. Deposit growth also continued with total deposits up 5.3% from June 30, 2012 to September 30, 2012 on an annualized basis. The Company’s core (non-certificate of deposit) deposits increased as a percentage of total deposits from 70.2% at June 30, 2012 to 70.8% at September 30, 2012. During the first nine months of 2012, the Company’s assets grew 53.4% due, in part, to annualized organic loan growth of 14.2% from December 31, 2011 and, in part, as a result of the acquisition of Bancorp Rhode Island, Inc. on January 1, 2012. The acquisition of BankRI added $1.1 billion in net loans and $1.7 billion of total assets as of January 1, 2012.

Despite the increase in provision related to the two BankRI commercial loans, the third-quarter provision for credit losses returned to levels below $3.0 million, and credit quality remained strong. The ratio of the allowance for loan and lease losses to total loans and leases increased slightly from 0.93% as of June 30, 2012 to 0.94% at September 30, 2012 and is less than the ratio at December 31, 2011 of 1.17%. This reduction in the allowance to loans and leases ratio from December 31, 2011 to September 30, 2012 is a result of applying purchase accounting to loans acquired in the BankRI acquisition, accounting which eliminated BankRI’s pre-acquisition allowance for loan and lease losses. The allowance for loan and lease losses as a percentage of the total originated loan and lease portfolio, excluding deferred loan origination costs, of $2.98 billion is 1.31%. The increase in the allowance as a percentage of originated loans and leases from December 31, 2011 is mostly related to the risk of BankRI’s originated loans and leases throughout the first nine months of 2012.  The Company continued to employ its historical underwriting methodology throughout the nine-month period ended September 30, 2012 and continued to calculate its allowance for loan and lease losses on a historically consistent basis. This ratio may continue to increase in connection with increased levels of organic growth in future periods.

Net charge-offs for the quarter ended September 30, 2012 were $1.5 million, or 0.15% of average loans and leases on an annualized basis, compared to 0.37% for the quarter ended June 30, 2012 and 0.09% for the quarter ended September 30, 2011. The difference from the second quarter of 2012 is in part as a result of the reversal of accrued interest on the two BankRI commercial loans described above.  Delinquencies as a percent of total loans, excluding deferred loan origination costs, was unchanged from June 30, 2012 at 1.16% at September 30, 2012. The two BankRI commercial loans described above represent 5.77% of delinquent loans at September 30, 2012. Other delinquent loans, excluding the two BankRI commercial loans, were 1.09% of total loans at September 30, 2012.

Net interest margin was 4.00% and 3.88%, respectively, for the three months and nine months ended September 30, 2012. After declining in the second quarter, the yield on interest-earning assets rose 15 basis points, from 4.62% in the second quarter to 4.77% in the third quarter due largely to growth in commercial loans, leases and equipment financing portfolios and higher yields on investment securities available-for-sale. The increase in the yield on the commercial loans and lease portfolio included the benefit of a portion of $1.4 million of periodic yield adjustments on acquired loans.  The yield on total earning assets was up slightly from 4.75% for the three months ended September 30, 2011 to 4.77% for the three months ended September 30, 2012.  This relative consistency in a highly competitive and declining interest rate environment is, in part, a result of a 32-basis-point reduction in the Company’s overall cost of funds, from 1.26% in the third quarter of 2011 to 0.94% in the third quarter of 2012, as well as the decrease in the Company’s loan-to-deposit ratio from 122.1% at September 30, 2011 to 116.2% at September 30, 2012. Despite the strength of the Company’s net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds further, continues to place significant pressure on the Company’s net interest margin and net interest income.

Non-interest income decreased $0.9 million, or 19.8%, from $4.7 million during the quarter ended June 30, 2012 to $3.8 million during the quarter ended September 30, 2012 in part as a result of the Company waiving certain deposit fees during the month of its core system conversion, and in part, as a result of a reduction of late-fee income on several large loans that were paid in full during the quarter. In addition, there were no gains or losses on the sales of investment securities during the quarter, as compared to $0.8 million of such gains during the quarter ended June 30, 2012.

Non-interest expense increased $1.8 million, or 6.3%, from $28.6 million during the quarter ended June 30, 2012 to $30.4 million for the quarter ended September 30, 2012, reflecting $0.9 million in increased compensation expenses, $0.4 million in increased equipment and data processing expense and $1.3 million in other expenses related to the Company’s migration to standardized operating and financial reporting platforms, partially offset by a decrease in professional services and FDIC insurance expenses of $0.6 million and $0.3 million, respectively.

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.0% at September 30, 2012. Brookline Bancorp, Inc.’s tangible equity ratio of 9.1%, down from 13.9% at December 31, 2011 and 14.5% at September 30, 2011, reflects the Company’s acquisition of BankRI.

On October 29, 2012 Hurricane Sandy made landfall in New Jersey, causing widespread property damage throughout the northeastern United States, including areas in which the Company operates, with the most significant impact in the New York City metropolitan area, Long Island, and New Jersey. Rhode Island and Connecticut were also affected.

The Company is in the early stages of assessing the operational and financial effects of the storm and is therefore unable to estimate its full operational and financial impact at this time. While there are no known losses at this time, the Company will monitor existing loans and leases within its portfolios for performance and evaluate collateral values as property assessments and repairs progress, evaluations that may necessitate additional provisions to the allowance for loan and lease losses. The disruption in utilities, transportation, and communications systems in the affected areas may reduce the volume of loan and lease originations or other operational functions.

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”) and operating return on average assets as of the dates indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$11,401	$7,529	$6,275	$25,279	$20,543
Adjustments to arrive at operating earnings:
Acquisition-related expenses	—	—	487	5,396	1,411
Total pre-tax adjustments	—	—	487	5,396	1,411
Tax effect	—	—	—	(1,424)	—
Total adjustments, net of tax	—	—	487	3,972	1,411
Operating earnings	$11,401	$7,529	$6,762	$29,251	$21,954

Earnings per share, as reported	$0.16	$0.11	$0.11	$0.36	$0.35
Adjustments to arrive at operating earnings per share:
Acquisition-related expenses	—	—	0.01	0.06	0.02
Total adjustments per share	—	—	0.01	0.06	0.02
Operating earnings per fully dilutive share	$0.16	$0.11	$0.12	$0.42	$0.37

Average total assets	$5,045,758	$4,904,933	$3,122,323	$4,952,789	$3,020,055
Operating return on average assets (annualized)	0.90%	0.61%	0.87%	0.79%	0.97%

The following table summarizes the Company’s operating return on average tangible stockholders’ equity:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in Thousands)

Operating earnings	$11,401	$7,529	$6,762	$29,251	$21,954
Average stockholders’ equity	605,988	597,908	502,252	598,292	499,620
Less: Average goodwill and average other identified intangible assets, net	161,999	164,288	51,849	165,477	50,622
Average tangible stockholders’ equity	$443,989	$433,620	$450,403	$432,815	$448,998
Operating return on average tangible stockholders’ equity (annualized)	10.27%	6.95%	6.01%	9.01%	6.52%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share derived from amounts reported in the unaudited consolidated balance sheet as of the dates indicated.

	September 30, 2012	June 30, 2012	September 30, 2011
	(Dollars in Thousands)

Total stockholders’ equity	$605,962	$598,865	$501,890
Less: Goodwill and identified intangible assets, net	161,197	162,468	51,794
Tangible stockholders’ equity	$444,765	$436,397	$450,096

Total assets	$5,061,444	$4,972,381	$3,157,498
Less: Goodwill and identified intangible assets, net	161,197	162,468	51,794
Tangible assets	$4,900,247	$4,809,913	$3,105,704
Tangible equity ratio	9.08%	9.07%	14.49%

	September 30, 2012	June 30, 2012	September 30, 2011
	(In Thousands, Except Per Share Data)

Tangible stockholders’ equity	$444,765	$436,397	$450,096

Common shares issued	75,749,819	75,414,713	64,580,180
Less: Common shares classified as treasury shares	5,373,733	5,373,733	5,373,733
Common shares outstanding	70,376,086	70,040,980	59,206,447
Tangible book value per share	$6.32	$6.23	$7.60

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in Thousands)

Dividends paid	$5,956	$5,954	$5,018	$17,863	$15,054

Net income, as reported	$11,401	$7,529	$6,275	$25,279	$20,543
Dividend payout ratio	52.24%	79.08%	79.97%	70.66%	73.28%

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

Financial Condition

General

Total assets at September 30, 2012 grew to $5.1 billion, an increase of $89.1 million, or an annualized 7.2% from June 30, 2012. This increase from June 30, 2012 is mostly as a result of the increase in total loans and leases which grew by $133.2 million or 13.3% on an annualized basis during the three months ended September 30, 2012. The increase in loans and leases from the quarter ended June 30, 2012 was comprised largely of growth in commercial real estate loans of $54.7 million, or 11.4% annualized; and an increase in commercial loans and leases of $66.5 million, or 35.4% annualized. These increases were partially offset by indirect automobile loans, which decreased $6.8 million, or 4.7% on an annualized basis during the three months ended September 30, 2012. Total assets increased by $1.8 billion since December 31, 201l, mainly due to acquisition. Total loans and leases increased by $1.4 billion during the first nine months of 2012, $1.1 billion of which related to the acquisition of BankRI. Securities available-for-sale increased by $249.4 million, or 114.7%, since December 31, 2011.

The Company’s core deposits increased by $53.7 million, or 8.7% annualized, since June 30, 2012. This increase is primarily driven by growth in demand deposit accounts, which increased by $44.2 million, or 32.3% annualized, and savings accounts which increased by $17.1 million, or 13.6% on an annualized basis since June 30, 2012. Certificate of deposit accounts (“CDs”) increased by $236.9 million, or 39.2% annualized, since December 31, 2011. Borrowings increased by $321.3 million, or 63.4%, since December 31, 2011, $310.3 million of which related to the acquisition of BankRI. Stockholders’ equity as a percentage of total assets was 12.0% and 15.3% at September 30, 2012 and December 31, 2011, respectively.

Loans and Leases

The following is a summary of loans and leases receivable at the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011
	(In Thousands)

Commercial real estate mortgage	$1,261,562	$1,193,576	$748,321
Multi-family mortgage	627,974	610,443	481,192
Construction	86,432	88,759	40,775
Commercial	346,366	365,898	150,811
Equipment financing	424,366	367,084	245,020
Condominium association	43,732	43,596	46,927
Indirect automobile	561,415	568,010	560,450
Residential mortgage	506,917	493,139	349,419
Home equity	262,235	260,550	76,527
Other consumer	6,992	5,639	5,772
Total (excluding deferred loan origination costs)	$4,127,991	$3,996,694	$2,705,214

Total loans and leases grew to $4.1 billion at September 30, 2012 from $4.0 billion at June 30, 2012 and $2.7 billion at December 31, 2011. The increase from June 30, 2012 is largely a result of growth in the commercial loan and lease portfolio and in particular the equipment financing line which has increased 40.8% on an annualized basis including deferred loan origination costs. Growth in total loans and leases during the three- and nine-month period ended September 30, 2012 was also a result of an increase in the commercial real estate portfolio, which increased 11.4% on an annualized basis from June 30, 2012 and 74.1% on an annualized basis from December 31, 2011 including deferred loan origination costs. As a percentage of total assets, loans and leases including deferred loan origination costs increased to 81.9% at September 30, 2012, compared to 80.7% at June 30, 2012. Total loans and leases as of September 30, 2012 are comprised of three broad categories: commercial loans and leases that aggregate $2.8 billion including deferred loan origination costs, or 67.4% of the portfolio; consumer and other loans that aggregate $844.5 million including deferred loan origination costs, or 20.4% of the portfolio; and residential mortgage loans that aggregate $507.9 million including deferred loan origination costs, or 12.2% of the portfolio.

Commercial Loans and Leases

The commercial loans and leases portfolio (consisting of commercial real estate, multi-family mortgage, construction, commercial, condominium association and equipment financing), before deferred fees, increased $121.1 million, or 4.5%, since June 30, 2012 and $1.1 billion, or 62.9%, during the first nine months of 2012. This increase from June 30, 2012 was related to growth in the equipment financing portfolio, while the increase from December 31, 2011 was primarily due to $803.0 million of additional commercial loans and leases resulting from the BankRI acquisition.

Owner-occupied commercial real estate loans increased $176.2 million, or 63.8%, since December 31, 2011. Excluding $150.0 million of owner-occupied commercial real estate loans acquired in the BankRI acquisition, owner-occupied commercial real estate loans increased by $26.2 million, or 18.5%. The Company’s commercial real estate group originates non-owner-occupied commercial real estate, multi-family residential real estate and construction loans. These real-estate-secured commercial loans are offered as both fixed- and adjustable-rate products. Since December 31, 2011, commercial real estate loans, not including deferred fees, increased $705.7 million, or 55.6%.

The Company originates equipment loans and leases for its own equipment financing portfolio. Equipment loans and leases, excluding deferred fees, were $424.4 million and $245.0 million at September 30, 2012 and December 31, 2011, respectively. This represents an increase of $179.3 million, or 73.2%, and is primarily due to the addition of $87.4 million of equipment loans and leases resulting from the BankRI acquisition. Equipment loans and leases increased $39.5 million during the three months ended September 30, 2012, due in part to the addition of $19.2 million in loans from a newly formed tow truck division at Eastern Funding.

Residential Mortgage Loans

Residential mortgage loans increased $157.5 million, from $349.4 million at year-end to $506.9 million at September 30, 2012. During the first nine months of 2012, the Company originated $84.0 million of mortgages for the portfolio as well as acquired $140.2 million in residential mortgage loans from the BankRI acquisition. Residential mortgage loans increased $14.8 million, or 12.0% on an annualized basis, during the third quarter of 2012.

Consumer Loans

Excluding residential mortgage loans, the consumer loan portfolio increased $186.9 million, or 227.1%, during the first nine months of 2012. The increase in consumer loans was primarily due to the addition of $192.6 million in consumer loans resulting from the BankRI acquisition. Consumer loans increased $3.0 million, or 4.6% on an annualized basis, during the three months ended September 30, 2012. The Company continues to offer consumer lending as it believes that these amortizing fixed-rate products, along with floating-rate lines of credit, possess attractive cash flow characteristics.

Indirect Automobile

The indirect automobile portfolio decreased 4.7% on an annualized basis from June 30, 2012 as a result of pricing pressures in the market, and remains flat as compared with the balance of the portfolio at December 31, 2011 and September 30, 2011 as a result of the Company’s unwillingness to originate loans at very low interest rates.

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

As a result of the BankRI acquisition, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0% and the rate at September 30, 2012 was 0.75%. At September 30, 2012, a liability for the recourse obligation of $11,000 was included in the Company’s unaudited consolidated financial statements.

Asset Quality

“Nonperforming assets” consist of nonperforming loans and leases, other real estate owned (“OREO”) and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower. These restructured loans and leases are generally considered “nonperforming loans and leases” until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company’s unaudited consolidated balance sheets.

Nonperforming Assets

At September 30, 2012, the Company had nonperforming assets of $23.7 million, representing 0.47% of total assets compared to nonperforming assets of $8.8 million, or 0.27% of total assets, at December 31, 2011. Although the amount of nonperforming assets increased from December 31, 2011, the overall level of nonperforming assets remained low. Of the $14.9 million increase in nonperforming assets from December 31, 2011 to September 30, 2011, $9.1 million relates to the two BankRI commercial loans, as discussed in the following pages .

The following table sets forth information regarding nonperforming assets as of the dates indicated:

	September 30,	June 30,	December 31,
	2012	2012	2011
	(Dollars in Thousands)

Nonaccrual loans and leases:
Commercial real estate mortgage	$2,078	$2,120	$—
Multi-family mortgage	2,758	3,129	1,380
Commercial	5,432	6,896	—
Equipment financing	3,040	2,375	1,925
Condominium association	9	11	15
Indirect automobile	80	91	111
Residential mortgage	2,298	3,088	1,327
Home equity	988	784	98
Other consumer	49	5	10
Acquired from First Ipswich Bank	4,557	2,567	2,664
Total nonaccrual loans and leases	21,289	21,066	7,530
Other real estate owned	1,690	2,082	845
Other repossessed assets	696	683	421
Total nonperforming assets	$23,675	$23,831	$8,796

Total delinquent loans and leases 61-90 days past due	$7,992	$2,293	$1,070
Restructured loans and leases not included in nonperforming assets	6,588	6,443	5,205
Total nonperforming loans and leases as a percentage of total loans and leases	0.51%	0.52%	0.28%
Total nonperforming assets as a percentage of total assets	0.47%	0.48%	0.27%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.19%	0.06%	0.04%

The $2.1 million increase in commercial real estate mortgage loans on nonaccrual from December 31, 2011 to September 30, 2012 represents three loans, two of which were acquired in the BankRI acquisition.

The increase in multi-family mortgage loans on nonaccrual from December 31, 2011 to September 30, 2012 was driven by two Brookline Bank loans totaling $1.4 million. The $5.4 million increase in commercial loans on nonaccrual from December 31, 2011 to September 30, 2012 includes 26 loans and leases for $2.7 million acquired in the BankRI acquisition. As discussed more fully in “Allowance for Loan and Lease Losses—Commercial Loans and Leases” below, an additional $2.7 million of the increase in commercial loans on nonaccrual is associated with the two BankRI commercial loans, down from $3.8 million at June 30, 2012 due to additional charge-offs of $0.8 million and a $0.3 million paydown received. The $1.1 million increase in equipment financing nonaccruals from December 31, 2011 to September 30, 2012 is largely a result of the 33.6% annualized increase in outstanding balances in Brookline Bank’s equipment financing portfolio for the same period.

The increase in nonaccruing residential mortgages of $1.0 million from December 31, 2011 to September 30, 2012 was driven by two loans in the Brookline Bank portfolio and is down $0.8 million since June 30, 2012 due to improvement in the accrual status of two loans in the First Ipswich portfolio. Nonaccrual home equity loans of $1.0 million at September 30, 2012 is made up almost entirely of thirteen loans acquired in the BankRI acquisition.

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

Criticized and Classified Assets

The Company’s management negatively rates certain assets as “special mention,” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At September 30, 2012, the Company had $57.5 million of assets that were designated as criticized. This compares to $61.1 million and $32.4 million of assets that were designated as criticized at June 30, 2012 and December 31, 2011, respectively.

Allowance for Loan and Lease Losses

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

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the three months ended September 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431
Charge-offs	—	(1,276)	(423)	(108)	—	(1,807)
Recoveries	38	97	122	11	—	268
Provision (credit) for loan and lease losses	1,187	1,453	235	429	(283)	3,021
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at June 30, 2011	$14,679	$5,314	$6,021	$1,639	$3,194	$30,847
Charge-offs	(30)	(185)	(575)	(2)	—	(792)
Recoveries	—	53	127	2	—	182
Provision (credit) for loan and lease losses	308	535	14	14	20	891
Balance at September 30, 2011	$14,957	$5,717	$5,587	$1,653	$3,214	$31,128

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the nine months ended September 30, 2012 and 2011, respectively.

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,033)	(1,206)	(326)	—	(6,565)
Recoveries	118	299	388	24	—	829
Provision (credit) for loan and lease losses	3,568	7,973	828	1,170	(593)	12,946
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(667)	(1,658)	(3)	—	(2,358)
Recoveries	—	206	466	5	—	677
Provision (credit) for loan and lease losses	2,589	885	(173)	13	(200)	3,114
Balance at September 30, 2011	$14,957	$5,717	$5,587	$1,653	$3,214	$31,128

The allowance for loan and lease losses was $38.9 million at September 30, 2012 or 0.94% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $37.4 million or 0.93% of total loans and leases outstanding at June 30, 2012 and $31.7 million or 1.17% of total loans and leases outstanding at December 31, 2011. The decrease in the allowance for loan and lease losses as a percentage of total loans and leases is largely a result of the addition of BankRI loans and leases to the total amount of Company loans and leases, without a simultaneous addition of historical, pre-acquisition allowance for loan and lease losses. Excluding the impact of acquired loan portfolios and deferred loan origination costs, the allowance for loan losses was 1.31% at September 30, 2012 as compared to 1.33% and 1.25% at June 30, 2012 and December 31, 2011, respectively. The increase during the nine months ended September 30, 2012 is consistent with 24% annualized organic loan growth over the same period and conservative provisioning on problem loans. Net charge-offs totaling $5.7 million through September 30, 2012 were exceeded by a provision for loan and lease losses of $12.9 million.

Management believes that the allowance for loan and lease losses as of September 30, 2012 is appropriate based on the facts and circumstances discussed further below.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $19.2 million or 0.97% of total commercial real estate loans outstanding at September 30, 2012. This compared to an allowance for commercial real estate loan losses of $17.9 million or 0.93% of commercial real estate loans outstanding at June 30, 2012, and $15.5 million or 1.22% of commercial real estate loans outstanding at December 31, 2011. Excluding balances in acquired loan portfolios and deferred loan origination costs, the allowance for commercial real estate loan losses as a percentage of commercial real estate loans outstanding increased to 1.38% at September 30, 2012 from 1.37% at June 30, 2012 and 1.32% at December 31, 2011.

The $3.7 million increase in the allowance for commercial real estate loans in the first nine months of 2012 was primarily driven by annualized organic loan growth of 25% over the same period. Loss factors were flat and supported by favorable asset quality trends. The ratio of total criticized commercial real estate loans to total commercial real estate loans (excluding deferred origination costs) decreased to 1.9% at September 30, 2012 from 2.1% at December 31, 2011. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans (excluding deferred origination costs) decreased to 0.27% at September 30, 2012 after having increased slightly to 0.32% at June 30, 2012 from 0.12% at December 31, 2011.

Included in the $3.7 million increase in the allowance is a $0.3 million increase in reserves for loans specifically evaluated for impairment related to a $0.3 million reserve on loan balances of $5.2 million at September 30, 2012 from no reserve at December 31, 2011 on loan balances of $2.9 million. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower’s ability to service the loan, guarantor support and the value of available collateral, and believes these reserve levels are adequate.

Net charge-offs/recoveries were stable and comparable to prior periods. Net recoveries totaled $38,000 (an annualized rate of 0.01% of average loans and leases) for the three months ended September 30, 2012, compared with net charge-offs of $30,000 (0.01%) for the three months ended September 30, 2011. For the nine months ended September 30, 2012 net recoveries totaled $0.1 million (0.01%), while for the nine months ended September 30, 2011 net charge-offs totaled $30,000 (0.01%). Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $9.2 million or 1.13% of total commercial loans and leases outstanding at September 30, 2012. This compared to an allowance for commercial loan and lease losses of $9.0 million or 1.19% of commercial loans and leases outstanding at June 30, 2012, and $6.0 million or 1.35% of commercial loans and leases outstanding at December 31, 2011. Excluding balances in acquired loan and lease portfolios and deferred loan and lease origination costs, the allowance for commercial loan and lease losses as a percentage of commercial loans and leases outstanding was 1.61% at September 30, 2012, compared to 1.74% at June 30, 2012 and 1.44% at December 31, 2011.

The $3.2 million increase in the allowance for commercial loans and lease losses in the first nine months of 2012 was primarily driven by annualized organic loan growth of 50% over the same period. Loss factors remained flat and were supported by stable asset quality trends. The ratio of total criticized commercial loans and leases to total commercial loans and leases (excluding deferred origination costs) was 2.36% at September 30, 2012 as compared to 2.43% at June 30, 2012 and 1.40% at December 31, 2011. The initial increase in this metric resulted from the inclusion of acquired BankRI loans and leases in the criticized loan and lease population, but this metric has trended down since the second quarter of 2012. Excluding acquired loans and leases, the ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases (excluding deferred origination costs) decreased to 0.92% at September 30, 2012 after having increased slightly to 1.12% at June 30, 2012 from 0.47% at December 31, 2011.

Included in the $3.2 million increase in the allowance is a $0.5 million increase in reserves for loans specifically evaluated for impairment to $0.7 million on loan balances of $6.5 million at September 30, 2012 from 0.2 million at December 31, 2010 on loan balances of $3.9 million. This increase was due primarily to the two BankRI commercial loans, which total $9.6 million and which were originated by BankRI shortly after acquisition in early 2012. These loans were based, in part, on the issuance of tax credits which, due to the unexpected and abrupt bankruptcy filing of an entity in Rhode Island related to the borrowers, were not issued. At June 30, 2012, the Company had liquidated approximately $2.6 million of available collateral. Of the remaining $7.0 million in outstanding loans, the Company recorded associated charge-offs of $3.1 million and established a specific allowance for loan losses of $1.1 million. During the third quarter of 2012, the Company entered into a settlement agreement with the borrower. In connection with the settlement agreement, payments of $0.3 million were received and an additional $0.8 million was charged-off to the specific reserve established in the second quarter of 2012. No additional specific reserves or provision were recorded in association with this relationship during the third quarter of 2012. The carrying value of the loan at September 30, 2012 was $2.8 million. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower’s ability to service the loan, guarantor support and the value of available collateral, and believes these specific reserve levels are adequate as of September 30, 2012.

Excluding the two BankRI commercial loans, net charge-off experience improved over prior periods. Net charge-offs totaled $0.4 million (an annualized rate of 0.20% of average loans and leases) for the three months ended September 30, 2012, compared to net charge-offs of $0.1 million (0.13%) for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, net charge-offs excluding the two BankRI commercial loans totaled $0.8 million (0.11%) and $0.5 million (0.16%), respectively. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Indirect Automobile Loans

The allowance for indirect automobile loan losses trended flat to $5.6 million or 0.98% of the total indirect automobile portfolio outstanding at September 30, 2012, from $5.7 million or 0.98% of the indirect automobile portfolio outstanding at June 30, 2012 and $5.6 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2011.

Growth in the indirect automobile portfolio was also flat while credit quality metrics improved as older, riskier loans ran off and were replaced with higher-quality loans. The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio (excluding deferred origination costs) decreased steadily to 3.14% at September 30, 2012 from 3.22% at June 30, 2012 and 3.76% at December 31, 2011.  There were no loans individually evaluated for impairment in the indirect automobile portfolio at September 30, 2012.

Net charge-offs in the indirect automobile portfolio totaled $0.3 million (an annualized rate of 0.21% of average loans and leases) for the three months ended September 30, 2012 versus net charge-offs of $0.4 million (0.31%) for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, respectively, net charge-offs totaled $0.8 million (0.19%) and $1.2 million (0.28%). These charge-off metrics seem to further corroborate the favorable trend in credit quality within this portfolio. Provisions for indirect automobile loans recorded in these periods more than adequately covered charge-offs during those periods. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans, was $2.4 million or 0.31% of the total consumer loan portfolio outstanding at September 30, 2012. This compared to an allowance for consumer loan losses of $2.1 million or 0.28% of consumer loans outstanding at June 30, 2012, and $1.6 million or 0.36% of consumer loans outstanding at December 31, 2011. Excluding balances in acquired loan portfolios and deferred origination costs, the allowance for consumer loan losses as a percentage of consumer loans outstanding increased to 0.54% at September 30, 2012 from 0.50% June 30, 2012 and 0.41% at December 31, 2011.

The $0.8 million increase in the allowance for consumer loans in the first nine months of 2012 was primarily driven by annualized organic loan growth of 25%. The ratio of residential and home equity loans with loan-to-value ratios greater than 80% increased to 13.2% of total residential and home equity loans (excluding deferred origination costs) at September 30, 2012 from 10.8% at June 30, 2012 and 4.5% at December 31, 2011. Furthermore, excluding the acquired loans, the ratio of originated consumer loans on nonaccrual to total originated consumer loans (excluding deferred origination costs) trended flat to 0.47% at September 30, 2012 from 0.66% at June 30, 2012 and 0.38% at December 31, 2011. This trend is consistent with the inclusion of consumer portfolios acquired from BankRI which were originated in areas that have experienced slower recovery in the local economies and home values than has been observed in the Company’s markets in the Boston metropolitan area. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower’s ability to service the loan, guarantor support and the value of available collateral, and believes these reserve levels are adequate.

Included in the $0.8 million increase in the allowance is a $0.6 million increase in reserves for loans specifically evaluated for impairment to $0.6 million on loan balances of $5.4 million at September 30, 2012 from $35,000 on loan balances of $3.5 million at December 31, 2011. This increase was primarily due to the addition of eight residential loans from borrowers facing financial difficulty which were deemed impaired during the year.

Net charge-offs in the consumer loan portfolio totaled $97,000 (an annualized rate of 0.01% of average loans and leases) for the three months ended September 30, 2012 as compared to no net charge-offs for the three months ended September 30, 2011. For the nine months ended September 30, 2012 net charge-offs totaled $0.3 million (0.05%). No charge-offs were recorded in the comparable nine-month period in 2011. Though credit quality metrics were mixed in the first half of the year, they have returned to more normal levels in recent months. Provisions for consumer loans recorded in these periods more than adequately cover charge-offs.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

The unallocated allowance for loan and lease losses was $2.5 million at September 30, 2012, compared to $2.7 million at June 30, 2012 and $3.0 million at December 31, 2011. The unallocated portion of the allowance for loan and lease losses declined by $0.3 million on a quarter-to-quarter basis at September 30, 2012, largely as a result of improvements in the economic environment in the greater Boston marketplace.

Investments

Total investments primarily consist of securities available-for-sale, stock in the Federal Home Loan Bank of Boston (“FHLBB”), stock of FRB and overnight investments. Total investments comprised $536.0 million, or 10.6% of total assets at September 30, 2012, compared to $256.7 million, or 7.8% of total assets at December 31, 2011, representing an increase of $279.3 million, or 109.1%; $252.8 million of this increase relates to the acquisition of BankRI. Investment securities available-for-sale of $466.8 million increased 21.4% from June 30, 2012 to September 30, 2012, which reflects security reinvestment efforts to reduce further prepayment risk. Additionally, cash and cash equivalents decreased from $217.1 million as of June 30, 2012 to $76.3 million as of September 30, 2012, which reflects the Company’s redeployment of cash to fund that investment restructuring and loan growth.

The investment portfolio provides the Company a source of short-term liquidity and acts as a counterbalance to loan and deposit flows. Maturities, calls and principal repayments totaled $158.2 million for the nine months ended September 30, 2012 compared to $110.7 million for the same period in 2011. In the first nine months of 2012, the Company sold securities available-for-sale of $157.2 million and realized gains of $0.8 million compared to sales of $0.1 million and gains of $0.1 million for the same period in 2011. These sales were initiated to restructure the Government-Sponsored Enterprise (“GSE”) mortgage-backed security (“MBS”) and GSE collateralized mortgage obligation (“CMO”) portfolios acquired in the BankRI acquisition which, because of coupon rates ranging from 6.50% to 3.50%, were prepaying at rapid rates in comparison to the FHLBB advances which funded the investments. Accordingly, during the first nine months of 2012, the Company purchased $252.3 million of available-for-sale securities compared to $45.2 million during the same period in 2011.

Securities available-for-sale are recorded at fair value. At September 30, 2012, the fair value of securities available-for-sale was $466.8 million and carried a total of $5.5 million of net unrealized gains at the end of the quarter, compared to $2.9 million at December 31, 2011. The change in the unrealized loss of the remaining securities available-for-sale is due to general market concerns about the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of September 30, 2012. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

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

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at September 30, 2012 was $2.3 million with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned 10 corporate obligation securities with a total fair value of $24.9 million and total net unrealized gains of $0.1 million as of September 30, 2012. All but two of these securities are investment grade. Both securities are currently in unrealized gain positions.

Trust Preferred Securities and PreTSLs

Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as PreTSLs. When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At September 30, 2012, the Company owned four trust preferred securities and two PreTSL pools with a total fair value of $3.4 million and a total net unrealized loss of $0.4 million.

During the three months ended September 30, 2012 a third pooled trust preferred security known as “PreTSL A” was called and the Company received a final payment of $0.2 million of principal and interest after recording a total of $0.1 million in OTTI on this security in 2010. No charges have been recorded since due to the prospects of the trust preferred issuers, the excess subordination on the PreTSLs and the Company’s ability and intent to hold the securities to recovery.

Mortgage Securities

The Company invests in GSE CMOs, GSE MBSs, and private-label CMOs. As of September 30, 2012, the Company held mortgage-related securities with a total fair value of $347.1 million and a net unrealized gain of $5.2 million.  During 2012 the company purchased a total of $252.2 million in GSE CMOs and GSE MBSs to reinvest matured cash flow and rebalance the BankRI portfolio from high-coupon, quickly prepaying GSE MBSs into lower-coupon GSE CMOs and GSE MBSs with slower prepayment speeds.

Agency Securities

The Company invests in securities issued by GSEs. As of September 30, 2012, the Company held GSE securities with a total fair value of $86.6 million and a net unrealized gain of $0.5 million.

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by its subsidiary Banks’ membership in the Federal Reserve System. During the three-month period ended September 30, 2012 the Company increased its investment in the stock of the Federal Reserve Bank of Boston by $7.0 million simultaneously with the FRB becoming BankRI’s primary federal regulator.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $13.4 million which allows for additional borrowing capacity at each subsidiary institution.  The balance of FHLBB stock has remained constant during three months ended September 30, 2012 as the Company has not purchased additional stock and the FHLBB has not redeemed any excess stock during the quarter.

Premises and Equipment

On October 29, 2012, the Company moved its headquarters from 160 Washington Street in Brookline, Massachusetts to 131 Clarendon Street in Boston, Massachusetts. The Company has entered into contracts for capital expenditures associated with the rehabilitation of its new headquarters in Boston. In addition to building and land costs of $14.0 million, refurbishment expenses totaling $17.7 million have been capitalized at September 30, 2012. Remaining refurbishment commitments totaling $5.9 million are payable through December 31, 2012. The increase in total depreciable assets associated with the new headquarters, estimated at $32.3 million, is anticipated to be depreciated over 3 to 40 years. The Company realized $0.3 million of tax credits during the three months ended September 30, 2012 and expects to realize further federal tax credits throughout the remainder of 2012 associated with this refurbishment. See “Provision for Income Taxes” below.

Assets included a building held for sale with a fair value of $6.0 million. A loss of $0.1 million included in other non-interest expenses was recorded in the first quarter 2012 and the Company does not expect further losses in connection with the sale of this property.

The Company has also entered into contracts associated with the conversion of its core operating systems. Costs related to the conversion, maintenance and operation of these systems will total approximately $8.1 million through the end of 2012. Ongoing maintenance and operation contracts extend over seven years. Annual expenses are expected to increase over that period based on the volume of transactions. At September 30, 2012, $6.8 million in conversion expenses have been capitalized to date, and the Company expects to capitalize a total of $7.6 million through the second quarter of 2013. These capitalized costs will be depreciated over a period of three to seven years. The Company anticipates that the conversion will result in lower overall operating system costs.

Deposits

The Company seeks to increase its percentage of core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. This strategic goal, however, is difficult when loans and leases grow at double-digit rates. Total deposits increased by $1.3 billion, or 58.4%, $1.1 billion of which related to the acquisition of BankRI, during the first nine months of 2012, from $2.3 billion, or 68.3% of total assets at December 31, 2011, to $3.6 billion, or 70.5% of total assets at September 30, 2012. The Company’s loan-to-deposit ratio declined to 116.2% at September 30, 2012 from 120.8% at December 31, 2011.

During the first nine months of 2012, core deposits increased $1.1 billion, or 74.6%, rising from 64.2% of total deposits at December 31, 2011 to 70.8% of total deposits at September 30, 2012. This increase was primarily driven by the addition of $845.0 million in core deposits from the BankRI acquisition as well as organic growth of 18.0%.

Certificates of deposit (excluding brokered deposits) increased $236.9 million, or 29.4%, during the first nine months of 2012, due primarily to the acquisition of BankRI. However, since March 31, 2012, certificate of deposit balances have decreased $19.0 million. Certificates of deposit have also fallen as a percentage of total deposits during the first nine months of 2012, from 35.8% at December 31, 2011 to 29.2% at September 30, 2012.

The following table sets forth certain information regarding deposits:

	September 30, 2012			December 31, 2011
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(In Thousands)

Non-interest-bearing accounts	590,189	16.5%	0.00%	225,284	10.0%	0.00%

NOW accounts	$183,478	5.2%	0.08%	$110,220	4.9%	0.18%
Savings accounts	520,614	14.6%	0.39%	164,744	7.3%	0.40%
Money market accounts	1,231,206	34.5%	0.65%	946,411	42.0%	0.83%
Certificate of deposit accounts	1,042,529	29.2%	1.10%	805,672	35.8%	1.26%
Total interest-bearing deposits	2,977,827	83.5%	0.73%	2,027,047	90.0%	0.93%
Total deposits	$3,568,016	100.0%	0.61%	$2,252,331	100.0%	0.84%

The Company’s ability to increase its percentage of core deposits, decrease its loan-to-deposit ratio and increase deposits as a percentage of total funding sources is dependent on loan growth rates and market factors that may be beyond the control of the Company.

Borrowings

On a long-term basis, the Company intends to continue to increase its core deposits and may utilize FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company’s overall strategy to fund loan growth and manage interest-rate risk and liquidity. The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. The Company may also borrow from the Federal Reserve “discount window” as necessary.

Short-term borrowings and repurchase agreements with Company customers increased $48.8 million during the first nine months of 2012 to $57.1 million from the December 31, 2011 level of $8.3 million due primarily to the BankRI acquisition. FHLBB borrowings increased by $272.5 million to $771.1 million at September 30, 2012 from the December 31, 2011 balance of $498.6 million. The increase in FHLBB borrowings was primarily due to $235.1 million of additional borrowings resulting from the BankRI acquisition, $55.4 million of which matured during the first nine months of 2012. Additional increases in FHLBB borrowings were used to fund loan growth not funded by increased deposits.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2012 or December 31, 2011. The following table summarizes certain information concerning the Company’s interest-rate swaps at September 30, 2012:

September 30, 2012
(Dollars in Thousands)

Notional principal amounts	$33,422
Fixed weighted average interest rate from customer to counterparty	5.2%
Floating weighted average rate from counterparty	2.6%
Weighted average remaining term to maturity (in months)	45
Fair value:
Recognized as an asset	$1,426
Recognized as a liability	$(1,503)

Stockholders’ Equity and Dividends

Brookline Bancorp, Inc.’s total stockholders’ equity was $606.0 million at September 30, 2012, a $102.4 million increase compared to $503.6 million at December 31, 2011. The increase primarily reflects the issuance of approximately 11 million shares of the Company’s common stock with a fair value of $92.8 million in connection with the Bancorp Rhode Island, Inc. acquisition as well as net income of $25.3 million for the nine months ended September 30, 2012, partially offset by dividends paid of $17.8 million in that same period. The dividends paid in the third quarter of 2012 represented the Company’s 54th consecutive quarter of dividend payments, and the 42nd consecutive quarter in which the Company paid a dividend of $0.085.

Stockholders’ equity represented 12.0% of total assets at September 30, 2012 and 15.3% at December 31, 2011. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 9.1% of tangible assets (total assets less goodwill and identified intangible assets, net) at September 30, 2012 and 13.9% at December 31, 2011.

Results of Operations

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), the quality of the Company’s assets, its levels of non-interest income and non-interest expense, and its tax provision.

The Company’s net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 67. Information as to the components of interest income, interest expense and average rates is provided under “Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin” on pages 65 and 66.

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the differential between the asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion under “Interest-Rate Risk” on pages 72 to 74.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 53 to 54.

General

The Company’s net income of $11.4 million for the three months ended September 30, 2012 increased by $3.9 million, or 51.4%, compared to the three months ended June 30, 2012. Compared to the three months ended September 30, 2011, operating income increased $4.6 million, or 68.6%, after adjustment for acquisition-related expenses of $0.5 million (after-tax) that were incurred during the third quarter of 2011 and which were associated with the acquisition of the First National Bank of Ipswich (now First Ipswich Bank). Diluted operating EPS increased 45.5% compared to the second quarter of 2012, from $0.11 to $0.16, and increased 33.3% compared to the third quarter of 2011, from $0.12 to $0.16.

Selected income statement, per share data and operating ratios are presented in the table below for the three-month periods indicated:

	For the Three-Month Periods Ended
	September 30,	June 30,	September 30,
	2012	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$46,411	$42,759	$27,948
Non-interest income	3,785	4,721	928
Non-interest expense	30,436	28,621	17,009
Net income	11,401	7,529	6,275
Operating earnings	11,401	7,529	6,762

Per share data:
Basic earnings per share	$0.16	$0.11	$0.11
Diluted earnings per share	0.16	0.11	0.11
Dividends per common share	0.085	0.085	0.085

Operating ratios:
Interest rate spread	3.83%	3.63%	3.48%
Net interest margin (1) (4)	4.00%	3.81%	3.74%
Return on average assets (2) (4)	0.90%	0.61%	0.80%
Efficiency ratio	60.63%	60.28%	58.90%
Return on average stockholders’ equity (3) (4)	7.53%	5.04%	5.00%

(1)         Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)         Calculated by dividing annualized net income by average total assets.

(3)         Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.

(4)         Non-GAAP performance measure.

Net Interest Income

During the third quarter of 2012, net interest income increased by $3.7 million, or 8.5%, and the net interest margin increased by 19 basis points (“bps”), from 3.81% to 4.00%, compared to the second quarter of 2012. This increase from the second quarter 2012 reflects an increase of $3.1 million in interest income on loans and leases due mostly to loan growth as well as $1.4 million of periodic yield adjustments on acquired loans. The increase in yield on interest-earning assets from 4.62% in the second quarter of 2012 to 4.77% in the third quarter of 2012 included the periodic yield adjustments on acquired loans and the effect of the increased yield on the growing equipment financing portfolio, as well as an increase in interest income on debt securities. The normalized net interest margin, which excluded the periodic yield adjustments on acquired loans, was 3.86% and is up from 3.81% at June 30, 2012 largely as a result of Brookline Bancorp’s continuing efforts to maintain loan yields in a persistently challenging interest-rate environment.

The average balance of interest-earning assets and the average balance of interest-bearing liabilities in the third quarter of 2012 increased by $147.8 million and $91.6 million, respectively, from the second quarter of 2012. The cost of interest-bearing liabilities decreased in the third quarter of 2012 compared to the second quarter of 2012 by 4 bps, from 0.98% to 0.94%. This decrease was driven by the replacement of one long-term higher-rate FHLBB advance with FHLBB advances of shorter maturities and lower interest rates.

Compared to the third quarter of 2011, net interest income increased $18.5 million in the third quarter of 2012, $15.2 million of which was contributed by BankRI, and the net interest margin increased by 26 bps. The increase in net interest margin from the third quarter of 2011 to the third quarter of 2012 was driven by numerous factors, including an increase in average interest-earning assets of $1.7 billion, a decline in the Company’s loan-to-deposit ratio from 122.1% to 116.2%, an increase in the ratio of core deposits to total deposits from 62.9% to 70.8%, an increase in average non-interest bearing deposits of $383.8 million, or from 8.7% to 16.1% of average total deposits, and $1.4 million of periodic yield adjustments on acquired loans, all of which offset the decline in yields on interest-earning assets resulting from the depressed yield curve, intense competitive pressure and purchase accounting. The yield on interest-earning assets increased from 4.75% in the third quarter of 2011 to 4.77% in the third quarter of

2012 was driven by the periodic yield adjustments on acquired loans in commercial and other consumer loans as well as the effect of the increased yield on the growing equipment financing portfolio. The yield on commercial real estate loans decreased as a result of interest rate pressure on loans originated in Providence, Rhode Island as compared to loans originated in Boston, Massachusetts. Other decreases in yield in other interest-earning assets during the third quarter of 2012 as compared to the third quarter of 2011 reflect increased refinancing activity and originations into lower-rate options.

The cost of interest-bearing liabilities decreased 32 bps from 1.26% in the third quarter of 2011 to 0.94% in the third quarter of 2012. This decrease is in part due to the lower cost of funds at BankRI, and in part due to decreases in interest rates over time.  Higher-cost trust preferred securities acquired as part of the acquisition of BankRI have slightly offset the decrease in overall cost of funds in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

For the nine months ended September 30, 2012, net interest income increased $51.1million, or 62.6%, and the net interest margin increased by 13 bps, from 3.75% to 3.88%, compared to the nine months ended September 30, 2011. The increase is largely the result of increased commercial real estate and commercial loan and lease balances in connection with the acquisition of BankRI on January 1, 2012.

The decrease in yield on interest-earning assets from 4.80% for the nine months ended September 30, 2011 to 4.68% for the nine months ended September 30, 2012 is largely due to increased refinancing activity and originations into lower rate options.  The decreased cost of interest-bearing liabilities during the same period is in part due to the lower cost-of-funds at BankRI, and in part to decreases in interest rates over time.  Higher cost trust preferred securities acquired as part of the acquisition of BankRI have slightly offset the decrease in overall cost of funds in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment; ongoing pricing pressures in both loan and deposit portfolios; and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances. It may also be negatively affected by changes in the amount of purchase accounting accretion and amortization included in interest income and interest expense.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2012 and 2011. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$103,614	$71	0.27%	$88,459	$27	0.12%
Investment securities available-for-sale (2)	418,513	1,967	1.88%	262,085	1,494	2.28%
Restricted equity securities (2)	56,047	98	0.70%	40,137	56	0.56%
Commercial real estate loans (3)	1,944,222	23,648	4.89%	1,192,771	15,570	5.24%
Commercial loans (3)	378,822	6,869	7.23%	191,256	2,330	4.85%
Equipment financing (3)	406,423	7,816	7.69%	223,089	4,578	8.21%
Indirect automobile loans (3)	577,119	5,852	4.03%	581,778	6,996	4.77%
Residential mortgage loans (3)	506,701	5,686	4.49%	346,564	3,815	4.40%
Other consumer loans (3)	269,915	3,544	5.22%	77,869	793	4.05%
Total interest-earning assets	4,661,376	55,551	4.77%	3,004,008	35,659	4.75%
Allowance for loan and lease losses	(40,510)			(31,152)
Non-interest-earning assets	424,892			149,467
Total assets	$5,045,758			$3,122,323

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	181,891	51	0.11%	135,303	59	0.17%
Savings accounts	517,068	410	0.32%	165,697	250	0.60%
Money market accounts	1,239,230	2,246	0.72%	858,451	1,971	0.91%
Certificates of deposit	1,049,390	2,668	1.01%	813,246	2,691	1.31%
Total interest-bearing deposits (4)	2,987,579	5,375	0.72%	1,972,697	4,971	1.00%
Advances from the FHLBB	757,017	3,408	1.79%	425,177	2,661	2.48%
Other borrowed funds	57,753	200	1.38%	5,718	11	0.74%
Total interest-bearing liabilities	3,802,349	8,983	0.94%	2,403,592	7,643	1.26%
Non-interest-bearing demand checking accounts (4)	572,305			188,501
Other liabilities	59,429			25,164
Total liabilities	4,434,083			2,617,257
Brookline Bancorp, Inc. stockholders’ equity	605,988			502,252
Noncontrolling interest in subsidiary	5,687			2,814
Total liabilities and equity	$5,045,758			$3,122,323
Net interest income (tax-equivalent basis) / Interest rate spread (5)		46,568	3.83%		28,016	3.48%
Less adjustment of tax-exempt income		157			70
Net interest income		$46,411			$27,946
Net interest margin (6)			4.00%			3.74%

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

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.60% and 0.91% in the three months ended September 30, 2012 and September 30, 2011, respectively.

(5)       Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)         Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$98,781	$166	0.23%	$72,702	$77	0.14%
Investment securities available-for-sale (2)	447,344	6,753	2.01%	294,017	5,020	2.28%
Restricted equity securities (2)	54,893	317	0.77%	39,361	161	0.54%
Commercial real estate loans (3)	1,889,996	70,723	5.01%	1,136,722	44,922	5.29%
Commercial loans (3)	360,453	16,170	5.99%	174,887	6,308	4.82%
Equipment financing (3)	384,453	22,000	7.63%	215,786	13,366	8.26%
Indirect automobile loans (3)	577,857	18,132	4.19%	576,488	21,591	5.01%
Residential mortgage loans (3)	498,929	16,675	4.46%	332,467	11,205	4.49%
Other consumer loans (3)	269,473	9,587	4.75%	74,886	2,222	3.97%
Total interest-earning assets	4,582,179	160,523	4.68%	2,917,316	104,872	4.80%
Allowance for loan and lease losses	(34,914)			(30,340)
Non-interest-earning assets	405,524			133,079
Total assets	$4,952,789			$3,020,055

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$182,441	162	0.12%	$132,056	$166	0.17%
Savings accounts	517,168	1,351	0.35%	154,869	734	0.63%
Money market accounts	1,188,551	6,658	0.75%	801,484	5,667	0.95%
Certificates of deposit	1,064,431	8,184	1.03%	815,934	8,436	1.38%
Total interest-bearing deposits (4)	2,952,591	16,355	0.74%	1,904,343	15,003	1.05%
Advances from the FHLBB	723,934	10,502	1.94%	412,260	7,854	2.55%
Other borrowed funds	59,344	563	1.27%	8,199	111	1.82%
Total interest-bearing liabilities	3,735,869	27,420	0.98%	2,324,802	22,968	1.32%
Non-interest-bearing demand checking accounts (4)	545,109			166,829
Other liabilities	67,793			26,136
Total liabilities	4,348,771			2,517,767
Brookline Bancorp, Inc. stockholders’ equity	598,292			499,620
Noncontrolling interest in subsidiary	5,726			2,668
Total liabilities and equity	$4,952,789			$3,020,055
Net interest income (tax-equivalent basis) / Interest rate spread (5)		133,103	3.70%		81,904	3.48%
Less adjustment of tax-exempt income		298			218
Net interest income		$132,805			$81,686
Net interest margin (6)			3.88%			3.75%

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

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.62% and 0.97% in the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income
Short-term investments	$5	$39	$44	$34	$55	$89
Investment securities available-for-sale	773	(300)	473	2,366	(633)	1,733
Restricted equity securities	26	16	42	76	80	156
Loans:
Commercial real estate loans	9,213	(1,135)	8,078	28,275	(2,474)	25,801
Commercial loans and leases	3,025	1,514	4,539	8,018	1,844	9,862
Equipment financing	3,546	(308)	3,238	9,716	(1,082)	8,634
Indirect automobile loans	(56)	(1,088)	(1,144)	51	(3,510)	(3,459)
Residential mortgage loans	1,796	75	1,871	5,563	(93)	5,470
Other consumer loans	2,461	290	2,751	6,842	523	7,365
Total loans	19,985	(652)	19,333	58,465	(4,792)	53,673
Total change in interest and dividend income	20,789	(897)	19,892	60,941	(5,290)	55,651

Interest expense
Deposits:
NOW accounts	17	(25)	(8)	53	(57)	(4)
Savings accounts	324	(164)	160	1,071	(454)	617
Money market accounts	744	(469)	275	2,341	(1,350)	991
Certificates of deposit	676	(699)	(23)	2,215	(2,467)	(252)
Total deposits	1,761	(1,357)	404	5,680	(4,328)	1,352
Federal Home Loan Bank advances	1,640	(893)	747	4,864	(2,216)	2,648
Other borrowings	172	17	189	495	(43)	452
Total change in interest expense	3,573	(2,233)	1,340	11,039	(6,587)	4,452
Change in tax-exempt income	—	87	87	—	80	80
Change in net interest income	$17,216	$1,249	$18,465	$49,902	$1,217	$51,119

Net interest income increased $18.5 million on a quarter-over-quarter basis during the three months ended September 30, 2012, in large part as a result of the increase in acquired net assets, and to a lesser degree, as a result of organic growth. Interest-rate reductions of $0.9 million on earning assets were offset by funding-rate reductions of $2.2 million.

Net interest income increased $3.7 million on a quarter-to-quarter basis at September 30, 2012 primarily due to the impact of rate increases on net interest income ($1.9 million) and funding-rate reductions ($0.5 million), and the $1.3 million increase in interest income resulting from an increase in net interest-earning assets in the third quarter 2012.

For the first nine months of 2012 as compared to the first nine months of 2011, net interest income increased $51.1 million, in large part as a result of the increase in acquired net assets, and to a lesser degree as a result of organic growth. Interest-rate reductions of $5.3 million on earning assets were offset by funding-rate reductions of $6.6 million.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Commercial real estate	$1,187	$308	$3,568	$2,589
Commercial	1,453	535	7,973	885
Indirect automobile	235	14	828	(173)
Consumer	429	14	1,170	13
Unallocated	(283)	20	(593)	(200)
Total provision for loan losses	$3,021	$891	$12,946	$3,114
Unfunded credit commitments (see also Note 10)	(159)	—	(159)	(325)
Total provision for credit losses	$2,862	$891	$12,787	$2,789

The provisions for credit losses in the third quarters of 2012 and 2011 were $2.9 million and $0.9 million, respectively. The provision for credit losses in the third quarter of 2012 includes provisions for loan and lease losses of $3.0 million and a $(0.2) million provision for unfunded commitments. The provision for credit losses in the third quarter of 2011 includes provisions for loan and lease losses of $0.9 million and no provision for unfunded commitments.

The provisions for credit losses in the first nine months of 2012 and 2011 were $12.8 million and $2.8 million, respectively. The provision for credit losses in the first nine months of 2012 includes provisions for loan and lease losses of $12.9 million and a $(0.2) million provision for unfunded commitments. The provision for credit losses in the first nine months of 2011 includes provisions for loan and lease losses of $3.1 million and a $(0.3) million provision for unfunded commitments.

Liability for Unfunded Credit Commitments

The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at September 30, 2012 and $0.8 million at September 30, 2011.  During the nine-month period ended September 30, 2012, the liability for unfunded credit commitments decreased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the nine-month period ended September 30, 2012 or 2011, respectively.

Provision for Loan Losses

The $2.1 million increase in the provision for loan and lease losses in the third quarter of 2012 compared with the third quarter of 2011 was largely attributable to organic loan and lease growth. Originated loans at September 30, 2012 totaled $3.0 billion before deferred loan origination costs as compared to $2.5 billion at September 30, 2011, an increase of 21% in loan balances year over year.

The $9.8 million increase in the provision for loan and lease losses in the first nine months of 2012 compared with the first nine months of 2011 was attributable to the organic loan and lease growth just described and to additional provisioning totaling $4.2 million  recorded in the second quarter of 2012 on two commercial loans originated shortly after the acquisition of BankRI as discussed more fully in Management’s discussion of “Allowance for Loan and Lease Losses”.

See Note 7, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements as well as “Financial Condition—Allowance for Loan and Lease Losses” above for a description of how management determined the allowance for loan and lease losses for each segment and class of loans.

Non-Interest Income

Non-interest income for the third quarter of 2012 decreased on a quarter-to-quarter basis by $0.9 million in part as a result of the Company waiving certain deposit fees during the month of the core system conversion and, in part, as a result of a reduction of late-fee income on several large loans that were paid in full during the quarter. In addition, there were no net gains on sales of investment securities as compared to the second quarter of 2012, when the Company realized $0.8 million in such gains.

Year-to-date 2012 non-interest income increased $8.5 million compared to the first nine months of 2011. The increase is primarily due to the acquisition of BankRI and a related increase in fee income.

Non-Interest Expense

Non-interest expense in the third quarter of 2012 increased $1.8 million compared to the second quarter of 2012. The net increase was largely attributable to higher compensation and equipment and data processing expenses, partially offset by decreases in professional services and FDIC insurance expenses. Compensation expense increased $0.9 million quarter-to-quarter as a result of the seasonal addition of branch staff and addition of individuals integral to the strengthening of key Company infrastructure to support future growth. Equipment and data processing expense increased $0.4 million on a quarter-to-quarter basis due in part to termination charges associated with the Company’s core system conversion. The $1.3 million increase in other expenses included $0.3 million of additional acquisition related expenses as well as other expenses, totaling approximately $1.0 million, incurred in conjunction with the integration of shared back-office services and the ongoing improvement of the Company’s infrastructure. In connection with the improvement of the Company’s infrastructure, professional services expenses continued to decline, totaling $1.9 million in the third quarter of 2012 compared to $2.6 million in the second quarter and $6.5 million in the first quarter.

Year-to-date 2012 non-interest expense increased $45.3 million compared to the first nine months of 2011. The increase was largely attributable to the addition of BankRI expenses and acquisition-related expenses of $5.4 million in the first quarter of 2012. Compensation and employee benefit expenses were $43.1 million in the first nine months of 2012 compared to $22.3 million in the first nine months of 2011 and professional services expenses were $10.9 million in the first nine months of 2012 as compared to $4.1 million in the first nine months of 2011.

Provision for Income Taxes

The effective rate of income tax provision was 30.6% for the 2012 third quarter compared with 40.0% for the 2011 third quarter, and 35.6% for the first nine months of 2012 compared with 40.8% for the first nine months of 2011. The tax provision during the three months ended September 30, 2012 benefited, in part, from the inclusion of approximately $0.3 million in additional federal tax credits for the refurbishment of the Company’s new headquarters attributable to an increase in expenditures eligible for the credit. During the nine months ended September 30, 2012, the Company realized a total of $1.4 million in federal rehabilitation tax credits for the refurbishment of the Company’s new headquarters.

Liquidity and Capital Resources

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace.

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by its Banks and Brookline Securities Corp. Bank regulatory authorities generally restrict the amounts available for payment of dividends if the effect thereof would cause the capital of any Bank to be reduced below applicable capital requirements. These restrictions indirectly affect the Company’s ability to pay dividends. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities and sales of securities from the available-for-sale portfolio. While management believes that these sources are sufficient to fund the Banks’ lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity needs.

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% to 30% of total assets. At September 30, 2012, cash and equivalents and available-for-sale securities totaled $543.1  million, or 10.7% of total assets. This compares to $323.7 million, or 9.8% of total assets at December 31, 2011. The Banks are members of the FHLBB and, as such, have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At this time management believes that the Company has adequate liquidity to meet its commitments.

Capital Resources

Total stockholders’ equity of the Company was $606.0 million at September 30, 2012 compared to $598.9 million at June 30, 2012 and $503.6 million at December 31, 2011. The increase from December 31, 2011 was primarily due to the issuance of approximately 11 million shares of the Company’s common stock with a fair value of approximately $92.8 million to Bancorp Rhode Island, Inc. shareholders in connection with the BankRI acquisition.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and, as such, must comply with the capital requirements of the FRB at the consolidated level. Brookline Bank, BankRI and First Ipswich are required to comply with the regulatory capital requirements of the FRB. Brookline Bank, because it filed a Thrift Financial Report under prior Office of Thrift Supervision (“OTS”) regulations at December 31, 2011, was required to comply with OTS regulatory capital requirements at that date. At December 31, 2011, BankRI was required to comply with the regulatory capital requirements of the FDIC.

As of September 30, 2012, the Company, Brookline Bank, BankRI and First Ipswich met all applicable minimum capital requirements and were considered “well-capitalized” by their respective regulators. The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2012:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio (1)	$441,196	9.0%	$195,436	4.0%	$244,295	5.0%
Tier 1 risk-based capital ratio (2)	441,196	10.4%	169,365	4.0%	254,048	6.0%
Total risk-based capital ratio (3)	492,967	11.6%	338,809	8.0%	423,511	10.0%

Brookline Bank
Tier 1 leverage capital ratio (1)	$280,750	9.2%	122,065	4.0%	152,582	5.0%
Tier 1 risk-based capital ratio (2)	$280,750	9.8%	114,242	4.0%	171,363	6.0%
Total risk-based capital ratio (3)	315,166	11.0%	228,381	8.0%	285,476	10.0%

BankRI
Tier 1 leverage capital ratio (1)	$130,317	8.0%	65,240	4.0%	81,550	5.0%
Tier 1 risk-based capital ratio (2)	130,317	11.2%	46,750	4.0%	70,126	6.0%
Total risk-based capital ratio (3)	134,267	11.5%	93,484	8.0%	116,856	10.0%

First Ipswich
Tier 1 leverage capital ratio (1)	$28,651	9.7%	11,791	4.0%	14,738	5.0%
Tier 1 risk-based capital ratio (2)	28,651	13.4%	8,553	4.0%	12,829	6.0%
Total risk-based capital ratio (3)	29,368	13.7%	17,112	8.0%	21,390	10.0%

At December 31, 2011:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio (1)	$450,525	14.4%	$125,374	4.0%	N/A	N/A
Tier 1 risk-based capital ratio (2)	450,525	15.9%	113,289	4.0%	$169,933	6.0%
Total risk-based capital ratio (3)	482,992	17.0%	226,578	8.0%	283,222	10.0%

Brookline Bank
Tier 1 leverage capital ratio (1)	$273,430	9.6%	$113,630	4.0%	$142,038	5.0%
Tier 1 risk-based capital ratio (2)	273,430	10.4%	113,630	4.0%	158,157	6.0%
Total risk-based capital ratio (3)	304,729	11.6%	210,876	8.0%	263,595	10.0%

First Ipswich
Tier 1 leverage capital ratio (1)	$26,897	9.9%	$10,820	4.0%	N/A	N/A
Tier 1 risk-based capital ratio (2)	26,897	13.8%	7,801	4.0%	$11,702	6.0%
Total risk-based capital ratio (3)	27,309	14.0%	15,603	8.0%	19,503	10.0%

(1)         Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)         Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)         Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

Off-Balance-Sheet Financial Instruments

See Note 10, “Commitments and Contingencies,” to the unaudited consolidated financial statements above for a description of off-balance-sheet financial instruments.

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

Asset Liability Management

Management and the Treasury Group continually monitor the Company’s sensitivity to interest-rate changes. It is the Company’s policy to maintain an acceptable level of interest-rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy the Company employs to manage its interest-rate risk is to measure its risk using an asset/liability simulation model. The model considers several factors to determine the Company’s potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility. Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, and limiting fixed-rate deposits with terms of more than five years. The Company may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at September 30, 2012 or December 31, 2011. See Note 9, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

Interest-Rate Risk

The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve risk, basis risk, and prepayment risk. The Company experiences repricing risk when the change in the average yield of either its interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company’s assets and liabilities.

In the event that yields on its assets and liabilities do adjust to changes in market rates to the same extent, the Company may still be exposed to yield-curve risk. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company’s assets and liabilities.

Variable- or floating-rate assets and liabilities that reprice at similar times and have base rates of similar maturity may still be subject to interest-rate risk. If financial instruments have different base rates, the Company is subject to basis risk reflecting the possibility that the spread from those base rates will deviate.

The Company holds mortgage-related investments, including mortgage loans and MBSs. Prepayment risk is associated with mortgage-related investments and results from homeowners’ ability to pay off their mortgage loans prior to maturity. The Company limits this risk by restricting the types of MBSs it may own to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also limits the fixed-rate mortgage loans held with maturities greater than five years.

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

The Company’s interest-rate risk position is measured using both income simulation and interest-rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at September 30, 2012.

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

As of September 30, 2012, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate shocks on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income
	over Twelve-Month Horizon Beginning
	September 30, 2012		June 30, 2012		December 31, 2011
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)

Up 200%	$2,851	1.65%	$3,515	2.13%	$2,174	1.88%
Up 100%	1,264	0.73%	1,675	1.02%	1,388	1.20%
Down 100%	(44)	-0.03%	489	0.30%	964	0.83%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2012, the Company’s one-year cumulative gap was a negative $451.1 million, or negative 9% of total assets, compared with a negative $487 million, or 10% of total assets at June 30, 2012 and a negative $684 million, or 21% of total assets at December 31, 2011.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing processes and control documentation. Management discusses with and discloses these matters to the Board of Directors and the Company’s auditors.

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

Item 1A. Risk Factors

See Note 14, “Subsequent Events,” to the unaudited consolidated financial statements above for a description of additional risk factors identified during the three months ended September 30, 2012. There have been no other material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 31.1*                       Certification of Chief Executive Officer

Exhibit 31.2*                       Certification of Chief Financial Officer

Exhibit 32.1**                Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**                Section 1350 Certification of Chief Financial Officer

Exhibit 101***            The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements at and for the Nine Months Ended September 30, 2012 and 2011.

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

BROOKLINE BANCORP, INC.

Date: November 9, 2012	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Chief Financial Officer and Treasurer
(Principal Financial Officer)