Form 10-K
period 2012-12-31
BROOKLINE BANCORP INC
filed 2013-03-01
CIK 1049782

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2012,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to .

Commission File Number: 0-23695

BROOKLINE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	04-3402944 (I.R.S. Employer Identification No.)
131 Clarendon Street, Boston, Massachusetts (Address of principal executive offices)	02117-9179 (Zip Code)

(617) 425-4600
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	Nasdaq Global Market

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

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The number of shares of common stock held by nonaffiliates of the registrant as of February 27, 2013 was 70,093,202 for an aggregate market value of $634.1 million. This excludes 333,918 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.

         At February 27, 2013, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 75,744,445 and 70,370,712, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2012 FORM 10-K

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe Brookline Bancorp, Inc.'s (the "Company's") future plans, strategies and expectations, can generally be identified by the use of the words "may," "will," "should," "could," "would," "plan," "potential," "estimate," "project," "believe," "intend," "anticipate," "expect," "target" and similar expressions. These statements include, among others, statements regarding the Company's intent, belief or expectations with respect to economic conditions, trends affecting the Company's financial condition or results of operations, and the Company's exposure to market, liquidity, interest-rate and credit risk.

        Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company's forward-looking statements are reasonable, the Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay their loans and leases; changes in the value of securities and other assets in our investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

Item 1.    Business

General

        Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island ("BankRI") and its subsidiaries; First Ipswich Bank ("First Ipswich" and formerly known as the First National Bank of Ipswich) and its subsidiaries; and Brookline Securities Corp.

        Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 22 full-service banking offices in Brookline, Massachusetts and the greater Boston metropolitan area. Brookline Savings Bank was established as a savings bank in 1871. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank upon completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.

        On February 28, 2011, the Company acquired First Ipswich Bancorp, the holding company for First Ipswich, headquartered in Ipswich, Massachusetts. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area. In June 2012, the First National Bank of Ipswich changed its name to First Ipswich Bank.

        On January 1, 2012, the Company acquired Bancorp Rhode Island, Inc., a Rhode Island corporation and holding company for BankRI, headquartered in Providence, Rhode Island. BankRI, which includes its wholly-owned subsidiaries, BRI Investment Corp., Macrolease Corporation ("Macrolease"), Acorn Insurance Agency and BRI Realty Corp., operates 18 full-service banking offices in Providence County, Kent County and Washington County, Rhode Island.

        As a commercially focused financial institution with 46 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include indirect automobile loans as well as equipment financing in the New York/New Jersey metropolitan area and elsewhere.

        The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company's customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued acquisition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. The Company's multi-bank structure retains the local-bank orientation while relieving local bank management of the responsibility for most back-office functions which are consolidated at the holding company level. Branding and pricing remain largely local in order to better meet the needs of bank customers and further motivate the Banks' commercial, business and retail bankers.

        The Company, has, from time to time, acquired other business lines or financial institutions that it believes share the Company's relationship and customer service orientations and provide access to complementary markets, customers, products, and/or services. To this end, the two recent acquisitions of First Ipswich and BankRI complement Brookline Bank's existing commercial and retail portfolios, provide the Company's customers greater access to products and services, and expand the Company's market opportunities and potential for future growth in earnings and market share.

        The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02117-9179 and its telephone number is 617-425-4600.

        The Company continued to expand its geographic footprint with the acquisitions of First Ipswich in February 2011 and BankRI in January 2012. Total loans and leases increased $1.5 billion, or 53.6%, at December 31, 2012, compared to 2011. Loan and lease growth from 2011 was driven by organic growth of 11.8% and the addition of $1.1 billion in loans and leases from the BankRI acquisition. The loans and leases acquired from BankRI at the time of acquisition included $520.6 million in commercial real estate loans, $282.4 million in commercial loans and leases and $332.8 million in consumer loans. Excluding these acquired loans and leases, organic growth in commercial real estate loans was $214.4 million or 16.9%, organic growth in commercial loans and leases was $121.1 million, or 27.3%, and organic growth in consumer loans was $17.8 million or 4.1%. Indirect automobile loans declined $31.0 million or 5.4% as a result of the Company's unwillingness to originate such loans at very low interest rates.

        During the year ended December 31, 2012, the Company's total deposits increased $1.4 billion, or 60.6%, as compared to December 31, 2011. Growth from December 31, 2011 was driven by organic growth of 10.2% and the addition of $1.1 billion in deposits from the BankRI acquisition. The year-over-year increase in total deposits was driven by an increase in commercial and municipal deposits as the Company continues its efforts to expand customer relationships by offering a full suite of products. Core (non-certificate of deposit) deposits increased $1.2 billion, or 80.1%, to $2.6 billion as the Company strategically shifts from certificates of deposit to money market accounts in an effort to reduce its cost of funds.

        Throughout 2012, the Company added $16.0 million to its allowance for loan and lease losses and experienced net charge-offs of $6.6 million to bring the balance to $41.2 million at December 31, 2012. The ratio of the allowance for loan and lease losses to total loans and leases was 0.98% at December 31, 2012, down from 1.17% at December 31, 2011. This decrease reflects the elimination of BankRI's $18.1 million allowance for loan and lease losses at December 31, 2011 in accordance with generally accepted accounting principles ("GAAP"). The ratio of the allowance for loan and lease losses related to originated loans to originated loans and leases was 1.33% at December 31, 2012. Nonperforming assets at December 31, 2012 were $23.7 million, up from $8.8 million at the end of 2011. This increase includes the addition of $4.1 million in nonperforming assets due to the BankRI acquisition and $2.0 million in nonperforming assets related to two short-term commercial loans made by BankRI shortly after the Company's acquisition of BankRI (the "two BankRI commercial loans"), as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses—Commercial Loans and Leases" section beginning on page 44. Nonperforming assets were 0.46% of total assets at the end of 2012, compared to 0.27% at the end of 2011. Credit quality is solid and compares favorably to its peers, and remains a top priority within the Company.

        Net interest income increased in 2012 by $67.2 million or 61.0% to $177.4 million compared to $110.2 million in 2011. This improvement drove the net interest margin to 3.85%, up 9 basis points from 2011. Net income for 2012 increased $9.5 million, or 34.6%, to $37.1 million from $27.6 million for 2011. Basic and fully diluted earnings per common share ("EPS") increased from $0.47 for 2011 to $0.53 for 2012. Net income for 2012 includes $4.0 million (after-tax) of expenses related to the acquisition of BankRI.

Competition

        The Company provides banking alternatives in the greater Boston, Massachusetts and Providence, Rhode Island metropolitan marketplaces, each of which are dominated by several large national banking institutions. Based on total deposits at June 30, 2012, the Company ranks eleventh in deposit market share among bank holding companies in the combined Massachusetts-Rhode Island market area, with six of the top ten bank holding companies headquartered outside the state. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.

        In addition to other commercial banks, the Company's main competition for generating loans includes savings banks, credit unions, mortgage banking companies, insurance companies, and other financial services companies. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Lending services for the Company are concentrated in the greater Boston, Massachusetts and Providence, Rhode Island metropolitan areas, eastern Massachusetts, southern New Hampshire, and Rhode Island, while the Company's equipment financing activities are concentrated in New York and New Jersey.

        In attracting deposits, the Company's primary competitors are savings banks, commercial banks, credit unions, and other non-depository institutions such as securities and brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and, more recently, online access to accounts. Deposit customers are generally in communities where banking offices are located.

Market Area and Credit Risk Concentration

        As of December 31, 2012, the Company, through its Banks, operated 46 full-service banking offices in greater Boston, Massachusetts and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which its banking offices are located. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts and Providence, Rhode Island metropolitan areas, eastern Massachusetts, southern New Hampshire and Rhode Island. In addition, the Company conducts equipment financing activities in the New York/New Jersey metropolitan area and elsewhere.

        While historically, the Company has not experienced significant losses from commercial real estate and residential mortgage lending, current economic conditions could cause an increase in loan delinquencies and further declines in property values, culminating in higher loan losses. To mitigate the potential for such losses, the Company has consistently applied conservative underwriting criteria in originating commercial real estate and residential mortgage loans. Construction lending has not been a significant part of the Company's lending activities.

        Although commercial lending carries a higher risk profile than commercial real estate and residential mortgage lending, in general the Company has avoided significant losses in this market segment. However, during the second quarter of 2012, a $4.2 million provision for credit losses was recorded in connection with two short-term commercial loans made by BankRI shortly after the Company's acquisition of BankRI. See the "Allowances for Credit Losses—Allowance for Loan and Lease Losses—Commercial Loans and Leases" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for more information on these two problem credits.

Brookline Bank and First Ipswich

        The Banks' urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of the Banks' activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Company manages this credit risk, in part, by limiting loan-to-value ratios at loan origination, lending to seasoned real estate owners/managers, using reasonable capitalization and vacancy ratios, cross-collateralizing loans to one borrower when deemed prudent, and limiting the amount and types of construction lending. At December 31, 2012, the largest commercial real estate loan in Brookline Bank's portfolio was for $16.6 million, while the largest commercial real estate loans in First Ipswich's portfolio was for $3.8 million.

        The Banks also originate commercial loans and leases for working capital and other business-related purposes, and are concentrating such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, in New York and New Jersey. Since commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as coin-operated laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Banks manage the credit risk inherent in commercial lending through limits on industry concentrations, strong debt service coverage ratios at origination and, in many cases, the procurement of personal guarantees of the borrowers. At December 31, 2012, the largest credit in Brookline Bank's commercial lending portfolio was for $20.0 million, while the largest credit in First Ipswich's commercial lending portfolio was for $2.1 million.

        In general, the success of Brookline Bank's indirect automobile lending portfolio depends on many factors, the more significant of which include the policies established for loan underwriting, the monitoring of portfolio performance, and the effect of economic conditions on consumers and the automobile industry. For regulatory purposes, Brookline Bank's indirect automobile loan portfolio is not classified as "subprime lending." Most of Brookline Bank's indirect automobile loans are originated through automobile dealerships in Massachusetts, Connecticut, Rhode Island and New Hampshire. At December 31, 2012, the largest single loan in Brookline Bank's indirect automobile portfolio was for $27,000. First Ipswich does not engage in indirect automobile lending.

        The Banks' retail customers live and work in the Boston metropolitan area, are financially active and value personalized service and easy branch access. The Banks' consumer loan portfolio, which includes residential mortgage loans, home equity loans and lines of credit, and other consumer loans, caters to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring strong credit histories. At December 31, 2012, the largest loan in Brookline Bank's consumer portfolio was for $4.0 million, while the largest loan in First Ipswich's consumer portfolio was for $2.1 million.

        The deposit market in Massachusetts is highly concentrated. The five largest banks in the state have an aggregate market share of approximately 62% (based on June 30, 2012 FDIC statistics). As a result, competition for deposits is intense and price-sensitive.

BankRI

        BankRI concentrates its business efforts in three main areas: lending to commercial customers, growing its core deposits, and the development of related lines of business including equipment financing and consumer lending. BankRI offers a variety of loan facilities to serve both commercial and consumer borrowers primarily within the State of Rhode Island and nearby areas of Massachusetts.

        The majority of Rhode Island residents, jobs and businesses are located in Providence and Kent Counties, and more than 95% of Rhode Island businesses have fewer than 100 employees. The high concentration of small to mid-size businesses in the Bank's predominately urban franchise makes deployment of funds in the commercial lending area practicable. Moreover, BankRI believes it can attract commercial customers from larger competitors through a higher level of service and its ability to set policies and procedures, as well as make decisions, locally. BankRI's business banking practice focuses on commercial loans to businesses with annual revenue between $0.5 million to $3.5 million and with five to 25 employees. BankRI's branch network also plays a role in developing business lending relationships. These relationships also provide BankRI with a source of deposit accounts and cash management business. Commercial loans are often made for real estate purchases. At December 31, 2012, the largest loan in BankRI's commercial real estate portfolio was for $11.9 million. Many of BankRI's commercial real estate customers have other commercial borrowing relationships with BankRI.

        BankRI also originates commercial loans and lines of credit for various business-related purposes, and engages in equipment financing through its wholly-owned subsidiary, Macrolease. Consistent with lending practices at the Company's other Banks, BankRI manages this credit risk by limiting the duration of loan maturities, employing adjustable rates without interest rate caps, and by securing personal guarantees from borrowers. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and woodworking shops. Macrolease manages credit risk by lending to known franchisees, limiting loan-to-value ratios and franchisee concentrations, and requiring strong debt service coverage ratios. At December 31, 2012, the largest loan in BankRI's commercial portfolio was for $7.5 million.

        BankRI's retail customers live and work in the Providence, Rhode Island metropolitan area and value easy branch access, personalized service, and knowledge of local communities. The Bank satisfies a variety of consumer credit needs by providing home equity term loans and lines of credit, residential mortgage loans and other consumer loans. Credit risk in the consumer portfolio is managed by limiting loan-to-value ratios at loan origination and by requiring strong credit histories. At December 31, 2012, the largest loan in BankRI's consumer portfolio was for $1.4 million.

        BankRI seeks to grow its deposits by stressing the development of full relationships with customers, including its commercial customers, who tend to be more relationship-oriented than those who are seeking stand-alone or single transaction products. Like Massachusetts, the banking market in Rhode Island is highly concentrated. The three largest banks in the state have an aggregate deposit market share of approximately 72% (based on June 30, 2012 FDIC statistics).

Economic Conditions and Governmental Policies

        Repayment of multi-family and commercial real estate loans made by the Company generally is dependent on sufficient income from the properties to cover operating expenses and debt service. Repayment of commercial loans and equipment financing loans and leases generally is dependent on the demand for the borrowers' products or services and the ability of borrowers to compete and operate on a profitable basis. Repayment of residential mortgage loans, home equity loans and indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan and lease portfolio, therefore, is greatly affected by the economy.

        Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.0% in October 2009. In December 2012, the unemployment rate was 7.8% nationally, down from 8.5% at the end of 2011.

        The Company's primary geographic footprints are the Boston, Massachusetts and Providence, Rhode Island metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in both Massachusetts and Rhode island are, in order, education and health services, business and professional services, and trade, transportation and utilities, a sector that includes wholesale and retail trade. The unemployment rate in Massachusetts decreased from 6.9% in December 2011 to 6.7% in December 2012, and has consistently remained lower than the national average. The unemployment rate in Rhode Island decreased from 11.0% in December 2011 to 10.2% in December 2012, but remains among the highest for any state in the nation.

        Despite the positive trends in recent years, the economy has not fully recovered from the effects of the 2008-2009 recession, and unemployment rates remain elevated in relation to historic trends. Should there be any setback in the economy or increase in the unemployment rates in the Boston, Massachusetts or Providence, Rhode Island metropolitan areas, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.

        The earnings and business of the Company are affected by external influences such as general economic conditions and the policies of governmental authorities, including the Board of Governors of the Federal Reserve System (the "FRB"). The FRB regulates the supply of money and bank credit to influence general economic conditions throughout the United States of America. The instruments of monetary policy employed by the FRB affect interest rates earned on investment securities and loans and interest rates paid on deposits and borrowed funds. The rate-setting actions of the Federal Open Market Committee (the "FOMC") of the Federal Reserve System have a significant effect on the Company's operating results and the level of growth in its loans and leases and deposits.

Personnel

        As of December 31, 2012, the Company had 622 full-time employees and 40 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Access to Information

        As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission (the "SEC"). The Company makes available on or through its internet website, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov and on the Company's website at www.brooklinebank.com. Press releases are also maintained on the Company's website. Additional information for BankRI and First Ipswich can be found at www.bankri.com and www.firstipswich.com, respectively. Information on the Company's website is not incorporated by reference into this document and should not be considered part of this Report.

        The Company's common stock is traded on the Nasdaq Global Select MarketSM under the symbol "BRKL."

Supervision and Regulation

        The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of shareholders of a bank holding company such as the Company.

        As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA") and by the Massachusetts Division of Banks (the "MDOB") and the Massachusetts Board of Bank Incorporation (the "BBI") under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank and First Ipswich are subject to regulation, supervision and examination by the MDOB, and BankRI is subject to regulation, supervision and examination by the Banking Division of the Rhode Island Department of Business Regulation (the "RIBD").

        The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law. Refer to the applicable statutes and regulations for more information. In addition, these statutes and regulations may change, or additional statutes or regulations could be adopted in the future, and the Company cannot predict what effect these changes or new statutes or regulations, if any, could have on the Company's business.

The Dodd-Frank Act

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

  •
  granted the FRB increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in "Regulation of the Company—Source of Strength" below;

  •
  established new corporate governance and proxy disclosure requirements, as discussed in "Regulation of the Company—Corporate Governance and Executive Compensation" below;

  •
  provided for new capital standards applicable to the Company, as discussed in more detail in "Capital Requirements" below;

  •
  modified the scope and costs associated with deposit insurance coverage, as discussed in "Regulation of the Banks—Deposit Insurance" below;

  •
  permitted well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in "Regulation of the Banks—Acquisitions and Branching" below;

  •
  permitted the payment of interest on business demand deposit accounts;

  •
  established new minimum mortgage underwriting standards for residential mortgages, as discussed in "Consumer Protection Regulation—Mortgage Reform" below;

  •
  established the Bureau of Consumer Financial Protection (the "CFPB"), as discussed in "Consumer Protection Regulation" below;

  •
  barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in "Regulation of Other Activities—Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds" below; and

  •
  established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Regulation of the Company

        The Company is subject to regulation, supervision and examination by the FRB, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

  Source of Strength

        Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Banks in the event of the financial distress of the Banks. This provision codifies the longstanding policy of the FRB. This support may be required at times when the bank holding company may not have the resources to provide it.

  Acquisitions and Activities

        The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. Further, as a Massachusetts bank holding company, the Company must obtain the prior approval of the BBI to acquire more than 5% ownership or control of any voting stock in any other banking institution, acquire substantially all the assets of a bank, or merge with another bank holding company.

        The BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto.

  Limitations on Acquisitions of Company Common Stock

        The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the FRB released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.

  Corporate Governance and Executive Compensation

        Under the Dodd-Frank Act, the SEC adopted rules granting proxy access for shareholder nominees and grants shareholders a non-binding vote on executive compensation and "golden parachute" payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company is required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the CEO, and employee and director hedging activities. As required by the Dodd-Frank Act, the stock exchanges have amended their listing rules to require that each member of a listed company's compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. Finally, the federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Regulation of the Banks

        Brookline Bank and First Ipswich are subject to regulation, supervision and examination by the FRB and the MDOB. BankRI is subject to regulation, supervision and examination by the FRB and the RIBD. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

  Deposit Insurance

        The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Banks, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agencies' evaluation of the financial institution's capital, asset quality, management, earnings, liquidity and sensitivity to risk. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine their actual deposit insurance premiums, the Banks compute their base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The Company's FDIC deposit insurance costs totaled $4.2 million in 2012. The FDIC has the power to adjust the assessment rates at any time.

        Pursuant to an FDIC rule issued in November 2009, each of the Banks prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The Banks recorded the entire amount of its prepayment as an asset (a prepaid expense), which bears a zero-percent risk weight for risk-based capital purposes. Each quarter the Banks record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits; however, if the prepaid assessment is not exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Banks.

        The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. Additionally, the Dodd-Frank Act provided temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts from December 31, 2010 to December 31, 2012. This replaced the FDIC's Transaction Account Guarantee Program, which expired on December 31, 2010. See also the Overview section of Note 1, "Basis of Presentation," to the consolidated financial statements for discussion of insurance coverage by the Depositors Insurance Fund.

  Cross-Guarantee

        Similar to the source of strength doctrine discussed above in "Regulation of the Company—Source of Strength," under the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended (the "FDIA"), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

  Acquisitions and Branching

        The Banks must seek prior regulatory approval from the FRB to acquire another bank or establish a new branch office. Brookline Bank and First Ipswich must also seek prior regulatory approval from the MDOB to acquire another bank or establish a new branch office and BankRI must also seek prior regulatory approval from the RIBD to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

  Activities and Investments of Insured State-Chartered Banks

        Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks when acting as principal to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the "GLBA") permits state banks, to the extent permitted under state law, to engage through "financial subsidiaries" in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

  Brokered Deposits

        Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is "well capitalized" or, with regulatory approval, "adequately capitalized." Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered "adequately capitalized" that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. At December 31, 2012, the Company did not have any brokered deposits.

  The Community Reinvestment Act

        The Community Reinvestment Act ("CRA") requires the FRB to evaluate each of the Banks' performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB's CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a "Satisfactory" rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of "Satisfactory" on its most recent CRA examination. Rhode Island and Massachusetts have enacted substantially similar community reinvestment requirements.

  Lending Restrictions

        Federal law limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the disinterested directors of the bank.

        A bank holding company and its subsidiaries are subject to prohibitions on certain tying arrangements. These institutions are generally prohibited from extending credit to or offering any other service on the condition that the client obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Capital Requirements

        The FRB has issued risk-based and leverage capital guidelines applicable to the Company and the Banks. In addition, the FRB may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

        The FRB's capital adequacy guidelines generally require bank holding companies to maintain total capital of at least 8% of total risk-weighted assets, including off-balance sheet items, with at least 50% of that amount consisting of Tier 1 (or "core") capital and the remaining amount consisting of Tier 2 (or "supplementary") capital. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders' equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although the Company's currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. Under the proposed Basel III capital rules discussed below, the Company's currently outstanding trust preferred securities would be phased out from the calculation of Tier 1 capital over a ten-year period. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities, to the extent not eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. In addition to the risk-based capital requirements, the FRB requires most bank holding companies, including the Company, to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets of 4.0%. The Dodd-Frank Act requires the FRB to establish minimum risk-based and leverage capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2012, the Company's total risk-based capital ratio was 11.8%, its Tier 1 capital ratio was 10.9% and its leverage ratio was 9.4%. The Company is currently considered "well capitalized" under all regulatory definitions. The FRB's capital adequacy guidelines also apply to each of the Banks as a member of the Federal Reserve System.

        The Company has not elected, and does not currently expect, to calculate its risk-based capital requirements under either the "advanced or standard" approach of the Basel II capital accords. In 2010 and 2011, the members of the Basel Committee on Banking Supervision agreed to new global capital adequacy standards, known as Basel III. These standards provide for higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards and a provision for counter-cyclical capital. The federal banking agencies issued three joint proposed rules (the "Proposed Capital Rules") that implement the Basel III capital standards and establish the minimum capital levels for banks and bank holding companies required under the Dodd-Frank Act. The Proposed Capital Rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a "well capitalized" institution and increase the minimum total Tier 1 capital ratio for a "well capitalized" institution from 6% to 8%. Additionally, the Proposed Capital Rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The Proposed Capital Rules revise certain other capital definitions and, generally, impose more stringent capital requirements. Further, the Proposed Capital Rules increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. Under the Proposed Capital Rules, the amount of capital held against residential mortgages is based upon the loan-to-value ratio of the mortgage. Additionally, the Proposed Capital Rules remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution's capital. This change would result in the need for additional capital to be held against unrealized gains and losses on "available for sale" securities, hedges and any adjustments to the funded status of defined benefit plans, which could result in increased volatility in the amount of required capital. As noted above, the Proposed Capital Rules also eliminate the treatment of trust preferred securities as Tier 1 capital over a ten-year period.

        The financial services industry, members of Congress and state regulatory agencies provided extensive comments on the Proposed Capital Rules to the federal banking agencies. In response to such commentary, the federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that a final rule would be issued in 2013. The final capital rule may differ significantly in substance or in scope from the Proposed Capital Rules. Accordingly, the Company is not yet in a position to determine the effect of Basel III and the Proposed Capital Rules on its capital requirements.

  Prompt Corrective Action

        The FRB has promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank is "well capitalized" if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is "adequately capitalized" if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized bank." The FRB must take into consideration: (a) concentrations of credit risk; (b) interest-rate risk; and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. As of December 31, 2012, each Bank's capital ratios placed it in the well capitalized category.

        Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is "undercapitalized"), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FRB monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is "critically undercapitalized" (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Dividend Restrictions

  Restrictions on Bank Holding Company Dividends

        The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. The Company's revenues consist primarily of cash dividends paid to it by the Banks.

  Restrictions on Bank Dividends

        The FRB has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Transactions with Affiliates

        Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a bank holding company and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with any bank to the extent that such transactions do not exceed 10% of the capital stock and surplus of the bank (for covered transactions between the bank and one affiliate) and 20% of the capital stock and surplus of the bank (for covered transactions between the bank and all affiliates). The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which a bank or one of its affiliates is an investment adviser. A "covered transaction" includes, among other things, a loan or extension of credit; an investment in securities issued by an affiliate; asset purchases; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate; a securities borrowing or lending transaction with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. At December 31, 2012, there were no such transactions with affiliates.

Consumer Protection Regulation

        The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB will examine the Banks for compliance with CFPB rules and enforce CFPB rules with respect to the Banks.

  Mortgage Reform

        The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan. The CFPB issued a final rule that requires creditors, such as the Banks, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. Creditors are required to consider the following eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. While the Dodd-Frank Act provides that qualified mortgages are entitled to a presumption that the creditor satisfied the ability-to-repay requirements, the final rule provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not "higher priced." Higher-priced loans are subject to a rebuttable presumption. A "qualified mortgage" is a loan that does not contain certain risky features (such as negative amortization, interest-only payments, balloon payments, a term exceeding 30 years), has a debt-to-income ratio of not more than 43%, and for which the creditor considers and verifies the consumer's current debt obligations, alimony, and child support. The rule becomes effective on January 10, 2014.

        The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB has issued rules governing mortgage servicing, appraisals, escrow requirements for higher-priced mortgages and loan originator qualification and compensation.

  Privacy and Customer Information Security

        The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Banks must provide their customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Banks are prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Banks develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Banks are also required to send a notice to customers whose "sensitive information" has been compromised if unauthorized use of this information is "reasonably possible." Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of the Banks in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Banks must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

  The Bank Secrecy Act

        Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with "shell banks."

  Office of Foreign Assets Control ("OFAC")

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Banks. At December 31, 2012, the Company did not have any transactions with sanctioned countries, nationals, and others.

Regulation of Other Activities

        Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds

        The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the "Volcker Rule." Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Banks and all of their subsidiaries and affiliates.

Item 1A.    Risk Factors

        Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have an adverse impact in our operations.

        We and our banking subsidiaries are subject to regulation and supervision by the FRB. Our banking subsidiaries are also subject to regulation and supervision by state banking regulators and the FDIC. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FRB, the FDIC and the state banking regulators have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and our banking subsidiaries may conduct business and obtain financing.

        Our business is also affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates that our banking subsidiaries must offer to attract deposits and the interest rates it must charge on loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our banking subsidiaries.

        Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

        The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, its customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our banking subsidiaries' deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on the Company and its subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.

        The CFPB recently issued a final rule that requires creditors, such as our banking subsidiaries, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. See "Supervision and Regulation—The Dodd-Frank Act" in Item 1, "Business."

        Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We may become subject to more stringent capital requirements.

        The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. The federal banking agencies have issued three joint proposed rules, or the "proposed capital rules," that implement the Basel III capital standards and establish the minimum capital levels required under the Dodd-Frank Act. The proposed capital rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a "well capitalized" institution, and increase the minimum total Tier 1 capital ratio for a well-capitalized institution from 6% to 8%. Additionally, the proposed capital rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The proposed capital rules also phase out trust preferred securities from Tier 1 capital and increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations, and remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution's capital.

        The federal banking agencies extended the deadline for the proposed capital rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the proposed capital rules. However, the final capital rules are expected to increase our capital requirements and related compliance costs. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Our business may be adversely affected by conditions in the financial markets and by economic conditions generally and locally.

        Continued weakness in the U.S. economy may adversely affect our business. Although there are indications that the U.S. economy is stabilizing, the outlook remains uncertain amid concerns about public debt levels and financial market conditions. In addition, international developments relating to European sovereign debt, in the Middle East, and elsewhere are affecting financial markets and oil and commodities prices. A deterioration of business and economic conditions could adversely affect the credit quality of our loans, results of operations and financial condition. Increases in loan delinquencies and default rates could adversely impact our loan charge-offs and provision for loan and lease losses. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

Continued deterioration in local economies or real estate market may adversely affect our business.

        We primarily serve individuals and businesses located in the greater Boston metropolitan area, eastern Massachusetts, New York, New Jersey, and Rhode Island. Our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in those market areas. While the economy in the Boston metropolitan area has improved, economic conditions in New York, New Jersey and Rhode Island are not as strong. Unemployment rates as of December 2012 were lower than the national average in Massachusetts, though higher than the national average in Rhode Island, New York and New Jersey, and remain elevated in all states compared to historical trends. Continued weakened economic conditions caused by recession, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations, and could result in higher loan and lease losses and lower net income for us.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings would decrease.

        We are exposed to the risk that our borrowers may default on their obligations. A borrower's default on its obligations under one or more loans or leases may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan or lease. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write off the loan or lease in whole or in part. In such situations, we may acquire real estate or other assets, if any, that secure the loan or lease through foreclosure or other similar available remedies, and often the amount owed under the defaulted loan or lease exceeds the value of the assets acquired.

        We periodically make a determination of an allowance for loan and lease losses based on available information, including, but not limited to, the quality of the loan and lease portfolio, certain economic conditions, the value of the underlying collateral and the level of nonaccruing and criticized loans and leases. Management relies on its credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan and lease losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for loan and lease losses are necessary, additional expenses will be incurred.

        Determining the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, there are likely to be loans and/or leases in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans and leases that are identified. We have in the past been, and in the future may be, required to increase our allowance for loan and lease losses for any of several reasons. State and federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may request that we increase the allowance for loan and lease losses. Changes in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional increases in its allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

The effects of Hurricane Sandy may negatively impact collateral values or loan originations in the areas in which we do business.

        On October 29, 2012, Hurricane Sandy made landfall in New Jersey, causing widespread property damage throughout the northeastern United States, including areas in which we operate, with the most significant impact in the New York City metropolitan area, Long Island, and New Jersey. Rhode Island and Connecticut were also affected. While there are no known losses at this time, we continue to monitor and assess the extent to which collateral values associated with loans and leases may have been reduced and repair costs have risen, both of which could necessitate additional provisions to the allowance for loan and lease losses. In addition, the disruption in utilities, transportation, and communications systems in the affected areas may reduce our volume of loan and lease originations or other operational functions.

Our loan and lease portfolios include commercial real estate mortgage loans and commercial loans and leases, which are generally riskier than other types of loans.

        Our commercial real estate and commercial loan and lease portfolios currently comprise 68.3% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.

        In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

Competition in the financial services industry could make it difficult for us to sustain adequate profitability.

        We face significant competition for loans, leases and deposits from other banks and financial institutions both within and beyond its local marketplace. Many of our competitors have substantially greater resources and higher lending limits than it does and may offer products and services that it does not, or cannot, provide. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct our business. As a result of these various sources of competition, we could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.

Changes to interest rates could adversely affect our results of operations and financial condition.

        Our consolidated results of operations depend, on a large part, on net interest income, which is the difference between (i) interest income on interest-earning assets, such as loans, leases and securities, and (ii) interest expense on interest-bearing liabilities, such as deposits and borrowed funds. As a result, our earnings and growth are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, to events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any changes in such policies or general economic conditions and their effect on us cannot be controlled and are extremely difficult to predict. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to our allowances for loan losses. A decrease in interest rates may trigger loan prepayments, which may serve to reduce net interest income if we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates.

Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.

        Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of our securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings. Recent market volatility has made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.

        We and our banking subsidiaries must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover its costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Financial and operating counterparties expose us to risk.

        We maintain correspondent bank relationships, manage certain loan participations, engage in securities transactions and engage in other activities with financial counterparties that are customary in the financial services industry. We also utilize services from major vendors of technology, telecommunications and other essential operating services. There is financial and operating risk in these relationships, which we seek to manage, in part, through internal controls and procedures, but there is no assurance that we will not experience loss or interruption of its business as a result of unforeseen events involving these counterparties, including our technology partners.

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

        Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and incur related costs and expenses.

Our ability to service our debt and pay dividends is dependent on capital distributions from our subsidiary banks, and these distributions are subject to regulatory limits and other restrictions.

        We are a separate entity from our subsidiary banks. A substantial source of our income is the receipt of dividends from our subsidiary banks, which we use to service debt, pay obligations, and pay stockholder dividends. The availability of dividends from our subsidiary banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiary banks and other factors, that applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If one or more of our subsidiary banks is unable to pay dividends to us, we may not be able to service our debt or pay dividends on our common stock. The inability to receive dividends from our subsidiary banks would adversely affect our business, financial condition, results of operations and prospects.

To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.

        We have acquired and will continue to consider the acquisition of other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

  •
  The risk that the acquired business will not perform in accordance with management's expectations;

  •
  The risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

  •
  The risk that management will divert its attention from other aspects of our business;

  •
  The risk that we may lose key employees of the combined business; and

  •
  The risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

We may be required to write down goodwill and other acquisition-related identifiable intangible assets.

        When we acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2012, goodwill and other identifiable intangible assets were $159.4 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, it would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Company management recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2012. We cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.

Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

        Communications and information systems are essential to the conduct of our business, given that these systems are used to manage our customer relationships, general ledger, deposits, and loans and leases. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our websites and online banking services, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises, breaches of security and rapidly evolving types of cyber-attacks. The occurrence of any systems failure, interruption or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Our ongoing core processing system conversion exposes us to operational and financial risks.

        We outsource certain of our data processing to certain third-party providers and we are currently in the process converting our banking subsidiaries' core data and information processing systems to a single vendor. Two of our banking subsidiaries were converted in 2012; the conversion of the third is scheduled to be completed in 2013. Core systems conversions involve extensive planning and operational changes which may affect bank account records, customer service delivery, internal procedures, technology risk management, and other significant operating activities. The conversion from one vendor to another can involve conversion costs and creates the risk of contract and performance disputes and the possible disruption of service to customers. If we or our third-party providers encounter difficulties in the conversion, our ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted.

Our controls, procedures and policies may fail or be circumvented.

        Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

        Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate its risks, we could suffer unexpected losses and could be materially adversely affected.

We may be unable to attract and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.

        Our success is dependent upon our ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

        Pursuant to accounting principles generally accepted in the U.S., we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. See the "Critical Accounting Policies" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations.

Future capital offerings may adversely affect the market price of our common stock.

        In the future, we may attempt to increase our capital resources or, if our or our banking subsidiaries' capital ratios fall below required minimums, we could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Moreover, we cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations.

The market price and trading volume of our common stock may be volatile.

        The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

  •
  quarterly variations in our operating results or the quality of our assets;

  •
  operating results that vary from the expectations of management, securities analysts and investors;

  •
  changes in expectations as to our future financial performance;

  •
  announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

  •
  the operating and securities price performance of other companies that investors believe are comparable to us;

  •
  our past and future dividend practices;

  •
  future sales of our equity or equity-related securities; and

  •
  changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.

Anti-takeover provisions could negatively impact our stockholders.

        Provisions of Delaware law and provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us, even if an acquisition might be in the best interest of our stockholders.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2012, the Company conducted its business from its main office, which is located in Boston, Massachusetts and is owned by Brookline Bank, as well as a leased operations center in Brookline, Massachusetts, and an operations center in Lincoln, Rhode Island that is owned by BankRI. Brookline Bank conducts its business from 22 banking offices, five of which are owned and 17 of which are leased, and a leased office in Newton, Massachusetts that is used to conduct its indirect automobile lending business. Brookline Bank also has two remote ATM locations, both of which are leased. Eastern Funding conducts its business from leased premises in New York City and in Melville, New York. BankRI conducts its business from its main office, which is located in Providence, Rhode Island and is leased, and from 18 banking offices, six of which are owned and 12 of which are leased. BankRI also has two remote ATM locations, both of which are leased. Macrolease conducts its business from leased premises in Plainview, New York. First Ipswich conducts its business from six banking offices, one of which is owned and five of which are leased. First Ipswich also has one remote ATM location which is leased. See Note 14, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments at December 31, 2012.

Item 3.    Legal Proceedings

        The Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 27, 2013 was 2,131. Market prices for the Company's common stock and dividends paid per quarter during 2012 and 2011 follow.

	Market Prices
			Dividend Paid Per Share
	High	Low
2012
First Quarter	$9.78	$8.37	$0.085
Second Quarter	9.49	8.46	0.085
Third Quarter	9.25	8.13	0.085
Fourth Quarter	8.90	7.54	0.085
2011
First Quarter	$11.68	$9.93	$0.085
Second Quarter	10.61	8.26	0.085
Third Quarter	9.68	7.12	0.085
Fourth Quarter	8.74	7.30	0.085

  Five-Year Performance Comparison

        The following graph compares total shareholder return on the Company's common stock over the last five years with the Russell 2000 Index, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion. Index values are as of December 31 of each of the indicated years.

Total Return Performance

	At December 31,
Index	2007	2008	2009	2010	2011	2012
Brookline Bancorp, Inc.	100.00	112.68	110.68	125.31	101.17	105.91
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
SNL Bank $5B-$10B	100.00	87.73	67.45	73.17	72.61	85.41
SNL New England Thrift	100.00	105.24	100.14	102.64	101.63	107.91
SNL Thrift $1B-$5B	100.00	85.31	71.61	79.53	77.29	97.78

        The graph assumes $100 invested on December 31, 2007 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index, the SNL Index of Banks with assets between $1 billion and $5 billion, the SNL Index of Banks with assets between $5 billion and $10 billion, the SNL New England Thrift Index and the SNL Index of Thrifts with assets between $1 billion and $5 billion. The graph also assumes reinvestment of all dividends.

(b)
Not applicable.

(c)
There were no purchases made during the three months ended December 31, 2012 by or on behalf of the Company of the Company's common stock. As of December 31, 2012, the Company was not authorized to repurchase any additional shares of its common stock.

Item 6.    Selected Financial Data

        The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$5,147,534	$3,299,013	$2,720,542	$2,615,884	$2,613,005
Total loans and leases	4,178,945	2,720,821	2,253,538	2,164,295	2,105,551
Allowance for loan and lease losses	41,152	31,703	29,695	31,083	28,296
Net loans and leases	4,137,793	2,689,118	2,223,843	2,133,212	2,077,255
Investment securities available-for-sale	481,323	217,431	304,540	291,414	291,162
Marketable equity securities	1,337	862	432	1,609	1,177
Goodwill and identified intangible assets	159,400	51,013	45,112	46,336	47,824
Total deposits	3,616,259	2,252,331	1,810,899	1,633,687	1,354,225
Core deposits(1)	2,605,318	1,446,659	1,019,293	800,474	542,052
Certificates of deposit	1,010,941	805,672	791,606	833,213	785,792
Total borrowed funds	853,969	506,919	388,569	468,766	737,418
Stockholders' equity	612,097	503,602	495,443	487,317	493,869
Tangible stockholders' equity (non-GAAP)	452,697	452,589	450,331	440,981	446,045
Nonperforming loans and leases(2)	22,246	7,530	7,463	6,233	6,059
Nonperforming assets(3)	23,737	8,796	8,166	7,663	8,195
EARNINGS DATA
Interest and dividend income	$213,200	$140,535	$130,992	$140,056	$144,638
Interest expense	35,832	30,336	34,567	53,756	68,995
Net interest income	177,368	110,199	96,425	86,300	75,643
Provision for credit losses	15,888	3,631	3,796	9,780	11,289
Provision for income taxes	21,341	19,886	19,156	13,413	8,489
Net income	37,142	27,600	26,872	19,200	12,850
Operating earnings	41,114	28,902	26,872	19,200	12,850
PER COMMON SHARE DATA
Net income—Basic	$0.53	$0.47	$0.46	$0.33	$0.22
Net income—Diluted	0.53	0.47	0.46	0.33	0.22
Dividends paid per common share	0.34	0.34	0.34	0.54	0.74
Book value per share (end of period)	8.70	8.50	8.39	8.26	8.46
Tangible book value per share (end of period) (non-GAAP)(4)	6.43	7.64	7.62	7.47	7.64
Stock price (end of period)	8.50	8.44	10.85	9.91	10.65
PERFORMANCE RATIOS
Net interest margin	3.85%	3.76%	3.74%	3.38%	3.14%
Return on average assets	0.74%	0.90%	1.01%	0.73%	0.51%
Operating return on average assets (non-GAAP)(5)	0.82%	0.94%	1.01%	0.73%	0.51%
Efficiency ratio(6)	61.42%	54.59%	48.78%	51.25%	56.53%
Operating efficiency ratio (non-GAAP)(7)	58.67%	52.68%	48.78%	51.25%	56.53%
Return on average tangible assets (non-GAAP)	0.75%	0.92%	1.03%	0.74%	0.52%
Return on average stockholders' equity	6.12%	5.51%	5.45%	3.94%	2.56%
Operating return on average stockholders' equity (non-GAAP)	6.78%	5.77%	5.45%	3.94%	2.56%
Return on average tangible stockholders' equity (non-GAAP)	8.40%	6.13%	6.00%	4.36%	2.84%
Operating return on average tangible stockholders' equity (non-GAAP)(8)	9.29%	6.42%	6.00%	4.36%	2.84%
Dividend payout ratio(9)	64.13%	72.72%	74.69%	165.02%	334.88%

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
GROWTH RATIOS
Total loan and lease growth(10)	53.59%	20.74%	4.12%	2.79%	11.35%
Organic loan and lease growth(11)	11.84%	11.72%	4.12%	2.79%	11.35%
Total deposit growth(10)	60.56%	24.38%	10.85%	20.64%	2.79%
Organic deposit growth(11)	10.24%	12.66%	10.85%	20.64%	2.79%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.16%	0.08%	0.24%	0.33%	0.39%
Nonperforming loans and leases as a percentage of total loans and leases(12)	0.53%	0.28%	0.33%	0.29%	0.29%
Nonperforming assets as a percentage of total assets(12)	0.46%	0.27%	0.30%	0.29%	0.31%
Total allowance for loan and lease losses as a percentage of total loans and leases(12)	0.98%	1.17%	1.32%	1.44%	1.34%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases(13)	1.33%	1.25%	1.32%	1.44%	1.34%
CAPITAL RATIOS
Stockholders' equity to total assets	11.89%	15.27%	18.21%	18.63%	18.90%
Tangible equity ratio (non-GAAP)(14)	9.08%	13.93%	16.83%	17.16%	17.39%
Tier 1 leverage capital ratio	9.44%	14.37%	15.42%	15.64%	16.47%
Tier 1 risk-based capital ratio	10.85%	15.91%	18.83%	19.35%	21.16%
Total risk-based capital ratio	11.83%	17.05%	17.58%	18.10%	19.91%

(1)
Core deposits consist of demand checking, NOW, money market and savings accounts.

(2)
Nonperforming loans and leases consist of nonaccrual loans and leases. Amount includes deferred origination costs.

(3)
Nonperforming assets consist of nonperforming loans and leases, other real estate owned and other repossessed assets. Amount includes deferred origination costs.

(4)
Tangible book value per share is calculated by dividing tangible stockholders' equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

(5)
Operating return on average assets is calculated by dividing annualized operating earnings by average assets during the period.

(6)
The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.

(7)
The operating efficiency ratio is calculated by dividing non-interest expense less acquisition-related costs for the period by the sum of net interest income and non-interest income for the period.

(8)
Operating return on average tangible stockholders' equity is calculated by dividing annualized operating earnings by average tangible stockholders' equity during the period.

(9)
The dividend payout ratio is calculated by dividing dividends paid during the period by net income during the period.

(10)
Total growth is calculated by dividing the annualized change in the balance during the period by the balance at the beginning of the period.

(11)
Organic growth is calculated by dividing the annualized change in the balance during the period less the fair value of acquired loan and deposit balances at the date of acquisition by the balance at the beginning of the period.

(12)
Amount includes acquired and originated loans and leases and deferred loan origination costs.

(13)
Amount excludes acquired loans and leases and includes deferred loan origination costs associated with originated loans.

(14)
The tangible equity ratio is calculated by dividing tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) (the numerator) by tangible assets (total assets less goodwill and identified intangible assets, net) (the denominator).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Brookline Bancorp, Inc., a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries, BankRI and its subsidiaries, First Ipswich and its subsidiaries, and Brookline Securities Corp. The Company has no significant assets other than the common stock of the Banks. For this reason, substantially all of the discussion in this document relates to the operations of the Banks and their subsidiaries.

        The Company's commercially-focused business strategy, its niche business lines and its customer responsiveness have played a key role in growing the business and differentiating the Company from its competitors. Through its full-service banks, the Company works to create long-term relationships with each customer, built upon excellent customer service. The Company manages the Banks under uniform strategic objectives, one set of uniform policies consistently applied and one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally enhances management's motivation, service levels and, as a consequence, the Company's financial results.

        The competition for loans and leases and deposits remains intense. In addition to this competition, the national economic recovery remains weak and the rate of unemployment high. While the economy in Massachusetts and, in particular, the greater Boston metropolitan area has remained relatively stable, the unemployment rate in Massachusetts peaked at 8.7% in October 2009, a level not seen since 1992, before declining to 6.7% in December 2012. Meanwhile, the unemployment rate in Rhode Island peaked at 11.9% in January 2010, a level not seen in more than 30 years, before declining to 10.2% in December 2012. Slow economic growth has made it difficult for some of the Company's loan and lease customers to make their payments and, as a result, the Company experienced loan and lease losses that were higher than historic levels, particularly in its indirect automobile and equipment financing portfolios. While there have been signs recently that the economy has started to gradually improve, the Company expects the operating environment in 2013 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs.

        Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the FOMC. The FOMC lowered the rate for overnight federal fund borrowings between banks from 5.25% in September 2007 to a target range between zero and 0.25% in December 2008, the rate currently in effect. These low interest rates have had and may continue to have an ongoing negative impact on the Company's yields and net interest margin. Conversely, rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or leases or to service their existing debt.

        The future operating results of the Company will depend on its ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.

Executive Overview

Growth

        Business fundamentals remained strong throughout the year ended December 31, 2012. Total assets at December 31, 2012 grew to $5.1 billion, an increase of 4.9% from December 31, 2011 after adjustment for the $1.7 billion of total assets acquired from BankRI on January 1, 2012. The loan and lease portfolio grew to $4.2 billion as of December 31, 2012, up 11.8% from December 31, 2011, after adjustment for the $1.1 billion in loans and leases acquired from BankRI on January 1, 2012. This growth results largely from the increase in commercial real estate loans and commercial loans and leases. These portfolios increased to $2.9 billion, an increase of 19.6% for the full year 2012 after adjustment for the $803.0 million in commercial real estate and commercial loan and lease portfolios acquired from Bancorp Rhode Island.

        Deposit growth also continued with total deposits up 10.2% from December 31, 2011 after exclusion of the $1.1 billion of acquired BankRI deposits. The Company's core deposits increased as a percentage of total deposits from 64.2% at December 31, 2011 to 72.0% at December 31, 2012.

        The ratio of the allowance for loan and lease losses to total loans and leases was 0.98% at December 31, 2012 and is less than the ratio at December 31, 2011 of 1.17%. This reduction in the allowance to loans and leases ratio from December 31, 2011 to December 31, 2012 is a result of applying purchase accounting to loans acquired in the BankRI acquisition, accounting that eliminated BankRI's pre-acquisition allowance for loan and lease losses. The allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio, including deferred loan origination costs, is 1.33% as compared with 1.25% as of December 31, 2011. The increase is largely related to the risk of BankRI's originated loans and leases throughout 2012. The Company continued to employ its historical underwriting methodology throughout the year ended December 31, 2012 and continued to calculate its allowance for loan and lease losses on a historically consistent basis. This ratio may continue to increase in connection with increased levels of organic growth in future periods.

        Net charge-offs for the year ended December 31, 2012 were $6.6 million, or 0.16% of average loans and leases, compared to 0.08% for the year ended December 31, 2011. Nonperforming assets at December 31, 2012 totaled $23.7 million or 0.46% of total assets, as compared with $8.8 million, or 0.27% of total assets, at December 31, 2011.

        The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company's Tier 1 leverage ratio was 9.4% at December 31, 2012. Brookline Bancorp, Inc.'s tangible equity ratio of 9.1%, down from 13.9% at December 31, 2011, reflects the Company's acquisition of BankRI.

Income

        For the year ended December 31, 2012, the Company reported net income of $37.1 million, or $0.53 per diluted share, up 34.6% from the year ended December 31, 2011. The annualized return on average assets was 0.74% for the year ended December 31, 2012, and the annualized return on average stockholders' equity was 6.12% for the year ended December 31, 2012.

        Net earnings from operations, which exclude acquisition-related expenses, were $41.1 million, or $0.59 per diluted share for the year ended December 31, 2012 as compared to $28.9 million and $0.49 per diluted share for the year ended December 31, 2011. Operating returns on average assets and average stockholders' equity, at an annualized rate, were 0.82% and 6.78%, respectively, for the year ended December 31, 2012.

        Net interest margin was 3.85% for the year ended December 31, 2012. The yield on interest-earning assets decreased 17 basis points from 4.79% in 2011 to 4.62% in 2012, largely due to continued rate pressures on the commercial real estate and indirect automobile portfolios. The yield on interest-earning assets benefited in part from periodic yield adjustments on acquired loans of $1.4 million recorded in the third quarter. The relative consistency in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a reduction of 34 basis points in the Company's overall cost of funds, from 1.29% in 2011 to 0.95% in 2012, as well as the decrease in the Company's loan-to-deposit ratio from 120.8% at December 31, 2011 to 115.6% at December 31, 2012. Despite the strength of the Company's net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds, continues to place significant pressure on the Company's net interest margin and net interest income.

        Results for 2012 included a $15.9 million provision for credit losses, of which $4.2 million was recorded in the second quarter in connection with the two BankRI commercial loans discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses—Commercial Loans and Leases" section beginning on page 44. Despite the increase in provision related to the two BankRI commercial loans, credit quality remained strong throughout 2012.

        Non-interest income increased $13.5 million from $5.1 million during the year ended December 31, 2011 to $18.6 million during the year ended December 31, 2012 in part as a result of $13.0 million of non-interest income attributable to BankRI and in part as a result of $2.8 million in net gains on sales of leases and securities.

        Non-interest expense increased $57.5 million, or 91.3%, from $62.9 million during the year ended December 31, 2012 to $120.4 million for the year ended December 31, 2012. The increase was largely attributable to the partial addition of BankRI expenses, acquisition-related expenses of $5.4 million in the first quarter of 2012, and costs associated with the Company's ongoing infrastructure build. Compensation and employee benefit expenses were $58.8 million for the year ended December 31, 2012 compared to $30.8 million during the year-ended 2011 and professional services expenses were $12.5 million in 2012 as compared to $5.4 million in 2011.

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

  Investment Securities

        Securities classified as available-for-sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are carried at amortized cost.

        The market values of the Company's securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. Impairment losses charged to earnings in 2012, 2011 and 2010 were $0, $0, and $49,000, respectively.

  Acquired Loans

        Loans that the Company acquired are initially recorded at fair value with no carryover of the related allowance for loan and lease losses. Determining the fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. The Company will continue to evaluate the reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in a loan being considered impaired.

  Allowance for Loan and Lease Losses

        The allowance for loan and lease losses represents management's estimate of probable losses inherent in the loan and lease portfolio. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Losses on loans and leases are deducted from the allowance when all or a portion of a loan or lease is considered uncollectable. The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.

        Management evaluates the adequacy of the allowance on a quarterly basis and reviews its conclusion as to the amount to be established with the Audit Committee and the Board of Directors.

        See Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for additional information on how management determines the balance of the allowance for loan and lease losses for each portfolio and class of loans.

  Goodwill

        Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If fair value exceeds the carrying amount at the time of testing, goodwill is not considered impaired. Quoted market prices in active markets are the best evidence of fair value and are considered to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in valuation techniques could result in materially different evaluations of impairment. In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08 addressing the topic of testing goodwill for impairment. The objective of the ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

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

        Goodwill impairment testing was performed at the consolidated level for the Company as of December 31, 2012. Based on an evaluation of the qualitative factors mentioned above and assessing the effect identified adverse events or circumstances could have, the Company has concluded there was no indication of goodwill impairment.

  Identified Intangible Assets

        Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of identified intangible assets is evaluated for impairment at least annually. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.

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

Non-GAAP Financial Measures and Reconciliation to GAAP

        In addition to evaluating the Company's results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the ratio of the allowance for loan and lease losses to originated loans and leases, operating earnings metrics, the efficiency and tangible equity ratios, tangible book value per share and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company's capital position.

Operating Earnings

        Operating earnings exclude acquisition-related and other expenses from net income; by excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, acquisition-related expenses, and other charges related to executive-level management separation and severance-related costs, are also excluded when calculating the operating efficiency ratio.

        In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

        The following table summarizes the Company's operating earnings, operating earnings per share ("EPS") and operating return on average assets as of the dates indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$37,142	$27,600	$26,872	$19,200	$12,850
Adjustments to arrive at operating earnings:
Acquisition-related expenses	5,396	2,201	—	—	—

Total pre-tax adjustments	5,396	2,201	—	—	—
Tax effect:
Acquisition-related expenses	(1,424)	(899)	—	—	—

Total adjustments, net of tax	3,972	1,302	—	—	—

Operating earnings	$41,114	$28,902	$26,872	$19,200	$12,850

Earnings per share, as reported	$0.53	$0.47	$0.46	$0.33	$0.22
Adjustments to arrive at operating earnings per fully dilutive share:
Acquisition-related expenses	0.06	0.02	—	—	—

Total adjustments per share	0.06	0.02	—	—	—

Operating earnings per fully dilutive share	$0.59	$0.49	$0.46	$0.33	$0.22

Average total assets	$4,992,792	$3,061,747	$2,655,743	$2,631,137	$2,497,028

Operating return on average assets	0.82%	0.94%	1.01%	0.73%	0.51%

        The following table summarizes the Company's operating return on average tangible stockholders' equity:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Operating earnings	$41,114	$28,902	$26,872	$19,200	$12,850

Average stockholders' equity	606,661	500,855	493,373	487,884	501,683
Less: Average goodwill and average identified intangible assets, net	164,301	50,876	45,724	47,080	48,560

Average tangible stockholders' equity	$442,360	$449,979	$447,649	$440,804	$453,123

Operating return on average tangible stockholders' equity	9.29%	6.42%	6.00%	4.36%	2.84%

        The following tables summarize the Company's tangible equity ratio and tangible book value per share derived from amounts reported in the consolidated balance sheet as of the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Total stockholders' equity	$612,097	$503,602	$495,443	$487,317	$493,869
Less: Goodwill and identified intangible assets, net	159,400	51,013	45,112	46,336	47,824

Tangible stockholders' equity	$452,697	$452,589	$450,331	$440,981	$446,045

Total assets	$5,147,534	$3,299,013	$2,720,542	$2,615,884	$2,613,005
Less: Goodwill and identified intangible assets, net	159,400	51,013	45,112	46,336	47,824

Tangible assets	$4,988,134	$3,248,000	$2,675,430	$2,569,548	$2,565,181

Tangible equity ratio	9.08%	13.93%	16.83%	17.16%	17.39%

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Tangible stockholders' equity	$452,697	$452,589	$450,331	$440,981	$446,045

Common shares issued	75,749,825	64,597,180	64,445,389	64,404,419	63,746,942
Less: Common shares classified as treasury shares	5,373,733	5,373,733	5,373,733	5,373,733	5,373,733

Common shares outstanding	70,376,092	59,223,447	59,071,656	59,030,686	58,373,209
Tangible book value per share	$6.43	$7.64	$7.62	$7.47	$7.64

        The following table summarizes the Company's dividend payout ratio:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Dividends paid	$23,821	$20,072	$20,070	$31,684	$43,032

Net income, as reported	$37,142	$27,600	$26,872	$19,200	$12,850

Dividend payout ratio	64.13%	72.72%	74.69%	165.02%	334.88%

Financial Condition

General

        Total assets at December 31, 2012 grew to $5.1 billion, an increase of $1.8 billion or 56.0% from December 31, 2011, of which $1.7 billion in additional total assets was due to the BankRI acquisition. Excluding the $1.1 billion of loans and leases acquired in the BankRI acquisition, organic growth in total loans and leases was $322.3 million, or 11.8%. since December 31, 2011. This organic growth in total loans and leases was comprised primarily of organic growth in commercial real estate loans of $214.4 million, or 16.9%, and organic growth in commercial loans and leases of $121.1 million, or 27.3%. Offsetting this loan and lease growth was a decline in indirect automobile loan balances from December 31, 2011 to 2012, due to management's unwillingness to originate loans at what it considers to be very low interest rates.

        The Company's deposits increased by $1.4 billion, or 60.6%, since December 31, 2011. Excluding the $1.1 billion of deposits that were added as part of the BankRI acquisition, the Company experienced organic deposit growth during the year ended December 31, 2012 of $230.6 million. This organic deposit growth was primarily driven by organic growth in demand deposit accounts of $119.5 million, or 53.0%, and organic growth in money market accounts of $157.4 million, or 16.6%, since December 31, 2011. Organic growth in core deposits was $313.7 million or 21.7% since December 31, 2011. Core deposits as a percentage of total deposits increased from 64.2% at December 31, 2011 to 72.0% at December 31, 2012. Borrowed funds increased by $347.1 million, or 68.5%, since December 31, 2011, $310.3 million of which related to the acquisition of BankRI and $36.8 million of which was used to fund the Company's ongoing growth. Stockholders' equity as a percentage of total assets was 11.9% and 15.3%, respectively, at December 31, 2012 and 2011.

Loans and Leases

        The following table sets forth the Company's loan and lease balances and the percentage breakdown by loan category at the dates indicated:

	At December 31,
	2012		2011		2010		2009		2008
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,301,233	31.1%	$748,736	27.5%	$564,584	25.0%	$525,107	24.3%	$461,197	21.9%
Multi-family mortgage	606,533	14.5%	481,459	17.7%	421,013	18.7%	375,081	17.3%	329,085	15.6%
Construction	98,197	2.3%	40,798	1.5%	18,205	0.8%	18,180	0.8%	30,252	1.5%

Total commercial real estate loans	2,005,963	47.9%	1,270,993	46.7%	1,003,802	44.5%	918,368	42.4%	820,534	39.0%

Commercial loans and leases:
Commercial	382,277	9.1%	150,895	5.5%	96,788	4.3%	93,769	4.4%	78,331	3.7%
Equipment financing	420,991	10.1%	246,118	9.1%	205,018	9.1%	166,680	7.7%	148,179	7.0%
Condominium association	44,187	1.1%	46,953	1.7%	42,422	1.9%	37,492	1.7%	36,962	1.8%

Total commercial loans and leases	847,455	20.3%	443,966	16.3%	344,228	15.3%	297,941	13.8%	263,472	12.5%

Indirect automobile	542,344	13.0%	573,350	21.1%	553,689	24.6%	553,963	25.6%	612,580	29.1%

Consumer loans:
Residential mortgage	514,342	12.3%	350,213	12.9%	288,108	12.8%	336,665	15.5%	362,821	17.2%
Home equity	261,562	6.3%	76,527	2.8%	58,745	2.6%	51,107	2.4%	42,161	2.0%
Other consumer	7,279	0.2%	5,772	0.2%	4,966	0.2%	6,251	0.3%	3,983	0.2%

Total consumer loans	783,183	18.8%	432,512	15.9%	351,819	15.6%	394,023	18.2%	408,965	19.4%

Total loans and leases	$4,178,945	100.0%	$2,720,821	100.0%	$2,253,538	100.0%	$2,164,295	100.0%	$2,105,551	100.0%

Allowance for loan and lease losses	(41,152)		(31,703)		(29,695)		(31,083)		(28,296)

Net loans and leases	$4,137,793		$2,689,118		$2,223,843		$2,133,212		$2,077,255

        The following table sets forth the overall and organic growth in the Company's loan and lease portfolios during 2012:

	Total Loans and Leases at December 31,		Overall Growth			Organic Growth
					Loans and Leases Acquired from BankRI at January 1, 2012
			Dollar Change	Percent Change		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Commercial real estate	$2,005,963	$1,270,993	$734,970	57.8%	$520,591	$214,379	16.9%
Commercial	847,455	443,966	403,489	90.9%	282,390	121,099	27.3%
Indirect automobile	542,344	573,350	(31,006)	-5.4%	—	(31,006)	-5.4%
Consumer	783,183	432,512	350,671	81.1%	332,835	17,836	4.1%

Total loans and leases	$4,178,945	$2,720,821	$1,458,124	53.6%	$1,135,816	$322,308	11.8%

        The Company's loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company's primary lending area, indirect automobile loans, loans to business entities, including commercial lines of credit, loans to condominium associations and loans and leases used to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.

        The Company employs seasoned commercial lenders and retail bankers who rely on community and business contacts as well as referrals from customers, attorneys and other professionals to generate loans and deposits. Existing borrowers are also an important source of business since many of them have more than one loan outstanding with the Company. The Company's ability to originate loans depends on the strength of the economy, trends in interest rates, customer demands and competition.

        It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $35.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2012, there were no borrowers with aggregated loans outstanding of $35.0 million or greater. There were 78 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2012. The cumulative total of those loans was $865.8 million or 20.7% of total loans outstanding at December 31, 2012.

        The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting. To this end, the Company sold $19.6 million in equipment financing loans in 2012, at a gain of $1.9 million, in order to reduce franchisee concentrations.

  Commercial Real Estate Loans

        The commercial real estate portfolio is comprised of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 47.9% of total loans and leases outstanding (including deferred loan origination costs) at December 31, 2012. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

        Typically, commercial real estate loans are larger in size and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is usually dependent on the successful operation and management of the properties and the value of the properties securing the loans. Economic conditions can greatly affect cash flows and property values.

        A number of factors are considered in originating commercial real estate and multi-family mortgage loans. The qualifications and financial condition of the borrower (including credit history), as well as the potential income generation and the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower, the Company considers the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with the Company and other financial institutions. Factors considered in evaluating the underlying property include the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of cash flow before debt service to debt service), the use of conservative capitalization rates, and the ratio of the loan amount to the appraised value. Generally, personal guarantees are obtained from commercial real estate loan borrowers.

        Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans.

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

        Over 99% of the commercial real estate loans outstanding at December 31, 2012 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by office buildings ($414.4 million), retail stores ($347.7 million), industrial properties ($209.9 million) apartment buildings ($51.4 million), and mixed-use properties ($87.1 million).

        Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate and thus has higher concentration limits than do other commercial credit classes. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Company may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

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

        Historically, construction and development lending has comprised a modest part of the Company's loan originations. At December 31, 2012, originated construction loans equaled $80.9 million, or 1.9% of total loans outstanding (including deferred loan origination costs) at that date.

  Commercial Loans

        This portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 20.3% of total loans outstanding (including deferred loan origination costs) at December 31, 2012. The Company focuses on making commercial loans in the $1 million to $10 million range.

        The Company provides commercial banking services to companies in its market area. Over 95% of the commercial loans outstanding at December 31, 2012 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLBB index.

        Credit extensions are made to established businesses on the basis of an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business. The Company also participates in U.S. Government programs such as the Small Business Administration (the "SBA") in both the 7A program and as an SBA preferred lender.

        The equipment financing portfolio is composed primarily of loans to finance coin-operated laundry, dry cleaning, fitness, and convenience store equipment and, most recently, tow trucks. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range.

        The Company's equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company's equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations. Of the loans and leases originated in 2012, 49.3% involved the payment of a referral or broker fee which is deferred and amortized on a level-yield basis over the life of the loan.

        Loans to condominium associations are for the purpose of funding capital improvements, are made for five- to ten-year terms and are secured by a general assignment of condominium association revenues. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

  Indirect Automobile Loans

        This loan portfolio represented 13.0% of total loans outstanding (including deferred loan origination costs) at December 31, 2012. Loans outstanding in the portfolio totaled $542.3 million at December 31, 2012, down from $573.4 million at December 31, 2011. Although in 2012 the automobile industry reported the highest sales since 2007, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e. from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.

        Indirect automobile loans are for the purchase of automobiles (both new and used) and light-duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through over 200 dealerships located primarily in Massachusetts, but also in Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed periodically for application quality, the ratio of loans approved to applications submitted and loan performance.

        Loan applications are generated by approved dealers and data are entered into an application processing system. A credit bureau scorecard model is used in the underwriting process. The model is based on data accumulated by nationally recognized credit bureaus and is a risk assessment tool that analyzes an individual's credit history and assigns a numeric credit score. The model meets the requirements of the Equal Credit Opportunity Act. The application processing system sorts each application according to score ranges. Loans must meet criteria established in the Company's loan policy. Credit profile measurements such as debt-to-income ratios, payment-to-income ratios and loan-to-value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan-to-value ratios, the Company considers indirect automobile loans to be essentially credits that are less than fully collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

        While the Company's indirect automobile loan policy permits the aggregate amount of loans with credit scores of 660 or below to comprise as much as 15% of loans outstanding, at December 31, 2012, loans with credit scores of 660 or below were 3.1% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 749. See the subsection "Provision for Credit Losses" appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

        Indirect automobile loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company's loan policy. The rate paid by a borrower usually differs with the "buy rate" earned by the Company. For approximately 46% of the indirect automobile loans originated in 2012, a significant part of the difference between the two rates is retained by the dealer in accordance with terms agreed to between the dealer and the Company. The difference is commonly referred to as the "spread." All of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in its entirety within 90 days or before three payments have been made (depending on the agreement with the dealer), the dealer must pay the remainder of unamortized spread to the Company. If a loan is repaid after 90 days or after three payments have been made (depending on the agreement with the dealer), the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time. For approximately 51% of the indirect automobile loans originated in 2012, Brookline Bank paid a flat fee to the dealers to procure the loan. This fee is deferred and amortized over the life of the loan. For the remaining 3% of indirect automobile loans originated in 2012, there was no spread or flat fee paid to the dealers associated with the procurement of the loan.

        Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief credit officer, the chief financial officer and the board of directors on a monthly basis.

  Consumer Loans

        This portfolio is comprised of residential mortgage loans, home equity loans and lines, and other consumer loans and represented 18.8% of total loans outstanding (including deferred loan origination costs) at December 31, 2012. The Company focuses its mortgage loans on existing customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

        The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences on a servicing-released basis. In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company's portfolio but are rather sold into the secondary market. During 2012, Brookline Bank acted as a correspondent bank in these secondary-market transactions, while BankRI acted as broker. Loan sales in the secondary market provide funds for additional lending and other banking activities. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.

        Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens.

        Other consumer loans have historically been a modest part of the Company's loan originations. At December 31, 2012, other consumer loans equaled $7.3 million, or 0.2% of total loans outstanding (including deferred loan origination costs) at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

  Loan Maturities and Repricing

        The following table shows the contractual maturity and repricing dates of the Company's loans at December 31, 2012. The table does not include projected prepayments or scheduled principal amortization.

	Amount Due at December 31, 2012
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Ten Years	More than Ten Years	Total after One Year	Total
	(In Thousands)
Commercial real estate mortgage	$226,258	$304,885	$490,653	$256,862	$22,575	$1,074,975	$1,301,233
Multi-family mortgage	176,038	123,834	225,074	70,537	11,050	430,495	606,533
Construction	64,925	24,670	3,089	4,462	1,051	33,272	98,197
Commercial	159,509	54,236	91,088	34,723	42,721	222,768	382,277
Equipment financing	52,592	99,406	173,827	94,646	520	368,399	420,991
Condominium association	10,766	9,428	11,485	12,508	—	33,421	44,187
Indirect automobile	10,895	110,085	299,281	122,083	—	531,449	542,344
Residential mortgage	144,101	66,479	192,545	60,000	51,217	370,241	514,342
Home equity	77,376	2,521	3,030	80,292	98,343	184,186	261,562
Other consumer	4,132	485	135	—	2,527	3,147	7,279

Total	$926,592	$796,029	$1,490,207	$736,113	$230,004	$3,252,353	$4,178,945

        The following table sets forth at December 31, 2012 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate mortgage	$254,409	$458,121	$712,530
Multi-family mortgage	60,113	282,389	342,502
Construction	6,668	18,144	24,812
Commercial	87,784	52,875	140,659
Equipment financing	265,968	53,131	319,099
Condominium association	15,180	18,241	33,421
Indirect automobile	531,449	—	531,449
Residential mortgage	28,397	261,342	289,739
Home equity	10,468	12,099	22,567
Other consumer	536	1,882	2,418

Total	$1,260,972	$1,158,224	$2,419,196

Acquired:
Commercial real estate mortgage	$131,339	$231,106	$362,445
Multi-family mortgage	35,882	52,111	87,993
Construction	6,780	1,680	8,460
Commercial	37,857	44,252	82,109
Equipment financing	49,300	—	49,300
Residential mortgage	49,673	30,829	80,502
Home equity	82,657	78,962	161,619
Other consumer	646	83	729

Total	$394,134	$439,023	$833,157

Asset Quality

Criticized and Classified Assets

        The Company's management negatively rates certain assets as "special mention," "substandard" or "doubtful" based on criteria established under banking regulations. (See Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system.) These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated as special mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At December 31, 2012, the Company had $58.6 million of total assets, including acquired assets that were designated as criticized. This compares to $47.7 million and $18.3 million of assets that were designated as criticized at December 31, 2011 and 2010, respectively.

Nonperforming Assets

        "Nonperforming assets" consist of nonperforming loans and leases, other real estate owned ("OREO") and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company's consolidated balance sheets.

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

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.

        At December 31, 2012, the Company had loans and leases (including deferred origination costs) greater than 90 days past due and accruing of $16.6 million, or 0.40% of total loans and leases, compared to $4.8 million, or 0.18% of total loans and leases at December 31, 2011, representing an increase of $11.8 million, or 0.22% of total loans and leases. The increase was related primarily to the addition of ASC 310-30 loans acquired in the BankRI acquisition which are greater than 90 days past due but are considered to be accruing due to acquisition-related fair-value adjustments.

        At December 31, 2012, the Company had nonperforming assets (including deferred origination costs) of $23.7 million, representing 0.46% of total assets, compared to nonperforming assets of $8.8 million, or 0.27% of total assets at December 31, 2011, representing an increase of $14.9 million, or 0.19% of total assets. This increase includes the addition of $4.1 million in nonperforming assets due to the BankRI acquisition and $2.0 million in nonperforming assets related to the two BankRI commercial loans discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses—Commercial Loans and Leases" section beginning on page 44.

        The Company evaluates the underlying collateral of each nonperforming loan and lease and continues to pursue the collection of interest and principal. Management believes that the current level of nonperforming assets remains manageable relative to the size of the Company's loan and lease portfolio. If economic conditions were to worsen or if the marketplace were to experience prolonged economic stress, management believes it is likely that the level of nonperforming assets would increase, as would the level of charged-off loans.

        The following table sets forth information regarding nonperforming assets as of the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate mortgage	$4,014	$1,608	$—	$2,000	$2,318
Multi-family mortgage	4,233	1,380	964	935	—
Construction	—	352	2,475	—	—
Commercial	5,454	5	—	—	—
Equipment financing	3,873	1,925	2,478	1,915	2,641
Condominium association	8	15	—	—	—
Indirect automobile	99	111	158	187	468
Residential mortgage	3,804	1,979	1,363	789	632
Home equity	716	145	25	407	—
Other consumer	45	10	—	—	—

Total nonaccrual loans and leases	22,246	7,530	7,463	6,233	6,059

Other real estate owned	903	845	—	—	100
Other repossessed assets	588	421	703	1,430	2,036

Total nonperforming assets	$23,737	$8,796	$8,166	$7,663	$8,195

Loans and leases past due greater than 90 days and accruing	$16,637	$4,769	$5,902	$8,673	$14,406
Total delinquent loans and leases 61-90 days past due	4,536	1,070	1,535	1,682	1,937
Restructured loans and leases not included in nonperforming assets	7,191	5,205	4,946	3,898	3,358
Total nonperforming loans and leases as a percentage of total loans and leases	0.53%	0.28%	0.33%	0.29%	0.29%
Total nonperforming assets as a percentage of total assets	0.46%	0.27%	0.30%	0.29%	0.31%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.11%	0.04%	0.07%	0.08%	0.09%

        The $2.4 million increase in commercial real estate mortgage loans on nonaccrual from December 31, 2011 to $4.0 million at December 31, 2012 represents three loans, including two in the amount of $2.0 million that were acquired in the BankRI acquisition. The increase in multi-family mortgage loans on nonaccrual from December 31, 2011 to December 31, 2012 was driven by two Brookline Bank loans totaling $1.5 million.

        The $5.4 million increase in commercial loans on nonaccrual from December 31, 2011 to December 31, 2012 includes 13 loans and leases for $1.3 million acquired in the BankRI acquisition. As discussed more fully in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses—Commercial Loans and Leases" section beginning on page 44, an additional $2.0 million of the increase in commercial loans on nonaccrual is associated with the two BankRI commercial loans. The $1.9 million increase in equipment financing nonaccruals from December 31, 2011 to December 31, 2012 is largely a result of the 48.8% increase in originated balances in the equipment financing portfolio for the same period.

        On October 29 and 30, 2012, the metropolitan New York City region and sections of Connecticut were severely damaged by Hurricane Sandy. The Company conducted an assessment of the impact of the storm on its facilities and customers in the affected areas and observed minimal impact on loan origination volume, operations, and asset quality. As of December 31, 2012, the Company had modified 34 loans totaling $7.2 million in its equipment financing portfolio in connection with the storm. Of these loans, only one of these loans was on nonaccrual status. At present the Company does not anticipate additional loan or lease losses arising from the storm.

        The increase in nonaccruing residential mortgages of $1.8 million from December 31, 2011 to December 31, 2012 was driven by five loans totaling $1.0 million which were acquired in the BankRI acquisition. Nonaccrual home equity loans of $0.7 million at December 31, 2012 are made up almost entirely of 13 loans acquired in the BankRI acquisition.

        At December 31, 2012, restructured loans included $6.7 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.3 million of commercial loans, $3.8 million of equipment financing loans and leases and $4.0 million of residential mortgage loans. At December 31, 2011, restructured loans included $1.9 million of equipment financing loans and $2.0 million of residential mortgage loans. A restructured loan is a loan for which where the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.

        Repossessed vehicles and equipment totaled $0.4 million and $0.6 million at December 31, 2011 and 2012, respectively.

Allowances for Credit Losses

Allowance for Loan and Lease Losses

        The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management's estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.

        The process to determine the allowance for loan and lease losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolios and the effect of relevant internal and external factors. While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for loan and lease losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. See Note 1, "Basis of Presentation," and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for descriptions of how management determines the balance of the allowance for loan and lease losses for each portfolio and class of loans.

        The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011

Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152

Total loans and leases	$2,005,963	$847,455	$542,344	$783,183	N/A	$4,178,945
Total allowance for loan and lease losses as a percentage of total loans and leases	1.00%	1.26%	0.98%	0.32%	N/A	0.98%

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(773)	(2,076)	(12)	—	(2,891)
Recoveries	—	330	605	8	—	943
Provision (credit) for loan and lease losses	3,109	1,147	123	(57)	(366)	3,956

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703

Total loans and leases	$1,270,993	$443,966	$573,350	$432,512	N/A	$2,720,821
Total allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.35%	0.98%	0.36%	N/A	1.17%

	Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2009	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Charge-offs	(1,100)	(1,182)	(3,818)	(161)	—	(6,261)
Recoveries	5	202	840	30	—	1,077
Provision (credit) for loan and lease losses	1,046	1,420	1,451	94	(215)	3,796

Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

Total loans and leases	$1,003,802	$344,228	$553,689	$351,819	N/A	$2,253,538
Allowance for loan and lease losses as a percentage of total loans and leases	1.24%	1.54%	1.26%	0.47%	N/A	1.32%

	Year Ended December 31, 2009
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2008	$11,052	$4,222	$7,937	$1,546	$3,539	$28,296
Charge-offs	(318)	(1,177)	(6,529)	(15)	—	(8,039)
Recoveries	4	113	821	8	—	946
Provision (credit) for loan and lease losses	1,709	1,695	6,250	136	90	9,880

Balance at December 31, 2009	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083

Total loans and leases	$918,368	$297,941	$553,963	$394,023	N/A	$2,164,295
Allowance for loan and lease losses as a percentage of total loans and leases	1.36%	1.63%	1.53%	0.43%	N/A	1.44%

	Year Ended December 31, 2008
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2007	$9,481	$4,042	$5,662	$1,273	$3,987	$24,445
Charge-offs	—	(1,404)	(7,410)	(23)	—	(8,837)
Recoveries	4	346	739	6	—	1,095
Provision (credit) for loan and lease losses	1,567	1,238	8,946	290	(448)	11,593

Balance at December 31, 2008	$11,052	$4,222	$7,937	$1,546	$3,539	$28,296

Total loans and leases	$820,534	$263,472	$612,580	$408,965	N/A	$2,105,551
Allowance for loan and lease losses as a percentage of total loans and leases	1.35%	1.60%	1.30%	0.38%	N/A	1.34%

        The allowance for loan and lease losses for the entire portfolio was $41.2 million at December 31, 2012, or 0.98% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $31.7 million or 1.17% of total loans and leases outstanding at December 31, 2011. The decrease in the allowance for loan and lease losses as a percentage of total loans and leases is largely a result of the addition of BankRI loans and leases to the total amount of Company loans and leases, without a simultaneous addition of historical, pre-acquisition allowance for loan and lease losses.

        Management believes that the allowance for loan and lease losses as of December 31, 2012 is appropriate based on the facts and circumstances discussed further below.

  Commercial Real Estate Loans

        The allowance for commercial real estate loan losses was $20.0 million or 1.00% of total commercial real estate loans outstanding at December 31, 2012. This compared to an allowance for commercial real estate loan losses of $15.5 million or 1.22% of commercial real estate loans outstanding at December 31, 2011.

        The $4.5 million increase in the allowance for commercial real estate loans during 2012 was primarily driven by originated loan growth of 24.5% over the same period. Loss factors were flat and supported by favorable asset quality trends. The ratio of total criticized originated commercial real estate loans to total originated commercial real estate loans (including deferred origination costs) decreased to 0.60% at December 31, 2012 from 2.23% at December 31, 2011. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans (including deferred origination costs) increased to 0.24% at December 31, 2012 from 0.12% at December 31, 2011.

        Included in the $4.5 million increase in the allowance is a $0.3 million increase in reserves for loans specifically evaluated for impairment, from no reserve on loan balances of $2.9 million at December 31, 2011 to a $0.3 million reserve on loan balances of $23.2 million at December 31, 2012. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower's ability to service the loan, guarantor support and the value of available collateral, and believes these reserve levels are adequate.

        Net charge-offs/recoveries were stable and comparable to prior periods. Net recoveries totaled $0.1 million, or 0.01% of average loans and leases for the twelve months ended December 31, 2012, compared with $30,000 in net charge-offs for the twelve months ended December 31, 2011. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

  Commercial Loans and Leases

        The allowance for commercial loan and lease losses was $10.7 million or 1.26% of total commercial loans and leases outstanding at December 31, 2012. This compared to an allowance for commercial loan and lease losses of $6.0 million or 1.35% of commercial loans and leases outstanding at December 31, 2011.

        The $4.7 million increase in the allowance for commercial loans and lease losses during 2012 was primarily driven by originated loan growth of $223.7 million or 53.6% over the same period. Loss factors remained flat and were supported by stable asset quality trends. The ratio of total originated criticized commercial loans and leases to total originated commercial loans and leases (including deferred origination costs) was 1.70% at December 31, 2012 as compared to 1.49% at December 31, 2011. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases (including deferred origination costs) increased to 0.91% at December 31, 2012 from 0.46% at December 31, 2011.

        Included in the $4.7 million increase in the allowance is a $0.6 million increase in reserves for loans specifically evaluated for impairment, from $0.2 million on loan balances of $3.9 million at December 31, 2011 to $0.8 million on loan balances of $13.9 million at December 31, 2012. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower's ability to service the loan, guarantor support and the value of available collateral, and believes these specific reserve levels are adequate as of December 31, 2012.

        Net charge-offs increased $4.5 million to $4.9 million or 0.64% of average loans and leases for the twelve months ended December 31, 2012, compared with net charge-offs of $0.4 million or 0.11% of average loans and leases for the twelve months ended December 31, 2011. This increase was due primarily to the two BankRI commercial loans, which totaled $9.6 million and which were originated by BankRI shortly after its acquisition in early 2012. These loans were based, in part, on the issuance of tax credits which, due to the unexpected and abrupt bankruptcy filing of an entity in Rhode Island related to the borrowers, were not issued. At June 30, 2012, the Company liquidated approximately $2.6 million of available collateral. Of the remaining $7.0 million in outstanding loans, the Company recorded associated charge-offs of $3.1 million and established a specific allowance for loan losses of $1.1 million. During the third quarter of 2012, the Company entered into a settlement agreement with the borrower. In connection with the settlement agreement, payments of $0.3 million were received and an additional $0.8 million was charged-off to the specific reserve established in the second quarter of 2012. No additional specific reserves or provision were recorded in association with this relationship during the third or fourth quarters of 2012. The carrying value of the loans at December 31, 2012 was $2.0 million.

        Provisions for commercial loans recorded in these periods more than adequately covered charge-offs. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

  Indirect Automobile Loans

        The allowance for indirect automobile loan losses was $5.3 million or 0.98% of total indirect automobile loans outstanding at December 31, 2012, compared to $5.6 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2011.

        The indirect automobile portfolio declined from December 31, 2011 to December 31, 2012. Credit quality metrics improved as older, riskier loans ran off and were replaced with higher-quality loans. The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio (including deferred origination costs) decreased steadily to 3.12% at December 31, 2012 from 3.76% at December 31, 2011. There were no loans individually evaluated for impairment in the indirect automobile portfolio at December 31, 2012.

        Net charge-offs in the indirect automobile portfolio totaled $1.2 million or 0.21% of average loans for the twelve months ended December 31, 2012 versus net charge-offs of $1.5 million or 0.26% for the twelve months ended December 31, 2011. These charge-off metrics seem to further corroborate the favorable trend in credit quality within this portfolio. Provisions for indirect automobile loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

  Consumer Loans

        The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $2.4 million or 0.31% of total consumer loans outstanding at December 31, 2012. This compared to an allowance for consumer loan losses of $1.6 million or 0.36% of consumer loans outstanding at December 31, 2011.

        The $0.8 million increase in the allowance for consumer loans during 2012 was primarily driven by originated loan growth of 24.5%. The ratio of originated residential and home equity loans with loan-to-value ratios greater than 80% increased to 7.20% of total originated residential and home equity loans (including deferred origination costs) at December 31, 2012 from 4.97% at December 31, 2011. Furthermore the ratio of originated consumer loans on nonaccrual to total originated consumer loans (including deferred origination costs) trended flat to 0.44% at December 31, 2012 from 0.37% at December 31, 2011. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower's ability to service the loan, guarantor support and the value of available collateral, and believes these reserve levels are adequate.

        Included in the $0.8 million increase in the allowance is a $0.6 million increase in reserves for loans specifically evaluated for impairment, from $35,000 on loan balances of $3.5 million at December 31, 2011 to $0.6 million on loan balances of $8.1 million at December 31, 2012. This increase was primarily due to the addition of eight residential loans from borrowers facing financial difficulty which were deemed impaired during the year.

        Net charge-offs in the consumer loan portfolio totaled $0.6 million or 0.07% of average loans for the twelve months ended December 31, 2012 as compared to $4,000 in net charge-offs for the twelve months ended December 31, 2011. Though credit quality metrics were mixed in the first half of the year, they have returned to more normal levels in recent months.

  Unallocated Allowance

        The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management's evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings. Causes of losses outside the normal course of business include but are not limited to fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors.

        The unallocated allowance for loan and lease losses was $2.6 million at December 31, 2012, compared to $3.0 million at December 31, 2011. The unallocated portion of the allowance for loan and lease losses declined by $0.4 million on a year-to-year basis at December 31, 2012, largely as a result of improvements in the economic environment in the greater Boston marketplace.

        The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans (including deferred loan origination costs) for each of the categories listed at the dates indicated.

	At December 31,
	2012			2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$12,993	31.6%	31.1%	$9,936	31.3%	27.46%	$8,235	27.7%	25.0%
Multi-family mortgage	4,541	11.0%	14.5%	4,459	14.1%	17.68%	3,691	12.4%	18.7%
Construction	2,484	6.0%	2.3%	1,082	3.4%	1.50%	472	1.6%	0.8%
Commercial	3,870	9.4%	9.1%	1,505	4.8%	5.55%	1,237	4.2%	4.3%
Equipment financing	6,454	15.7%	10.1%	4,128	13.0%	9.15%	3,744	12.6%	9.1%
Condominium association(1)	331	0.8%	1.1%	364	1.1%	1.73%	312	1.0%	1.9%
Indirect automobile	5,304	12.9%	13.0%	5,604	17.7%	21.07%	6,952	23.4%	24.6%
Residential mortgage	1,516	3.7%	12.3%	828	2.6%	12.85%	977	3.3%	12.8%
Home equity	970	2.4%	6.3%	696	2.2%	2.81%	611	2.1%	2.6%
Other consumer	59	0.1%	0.2%	53	0.2%	0.21%	50	0.2%	0.2%
Unallocated	2,630	6.4%	—	3,048	9.6%	—	3,414	11.5%	—

Total	$41,152	100.0%	100.0%	$31,703	100.0%	100.0%	$29,695	100.0%	100.0%

(1)
The allowance for condominium association loans was included in commercial loans in years prior to 2010.

	At December 31,
	2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$8,335	26.8%	24.3%	$7,094	25.1%	21.9%
Multi-family mortgage	3,378	10.9%	17.3%	3,354	11.9%	15.7%
Construction	734	2.3%	0.8%	604	2.1%	1.5%
Commercial	1,796	5.8%	6.1%	1,645	5.8%	5.5%
Equipment financing	3,057	9.8%	7.7%	2,577	9.1%	7.0%
Indirect automobile	8,479	27.3%	25.6%	7,937	28.0%	29.1%
Residential mortgage	1,026	3.3%	15.5%	1,085	3.8%	17.2%
Home equity	587	1.9%	2.3%	421	1.5%	2.0%
Other consumer	62	0.2%	0.3%	40	0.2%	0.2%
Unallocated	3,629	11.7%	0.0%	3,539	12.5%	0.0%

Total	$31,083	100.0%	100.0%	$28,296	100.0%	100.0%

Liability for Unfunded Credit Commitments

        The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at December 31 2012, $0.8 million at December 31, 2011 and $1.1 million at December 31, 2010. During the year ended December 31, 2012, the liability for unfunded credit commitments decreased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments.

        See the subsections "Comparison of Years Ended December 31, 2012 and December 31, 2011—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2011 and December 31, 2010—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.

Investments

Investment Securities

        The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Securities available-for-sale are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.

        The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. As a general guideline, the Company maintains no less than 10% of total assets in investments, including cash and cash equivalents.

        The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$69,504	$69,809	$92,402	$93,069	$152,036	$151,765
Municipal obligations	1,058	1,101	1,250	1,303	750	791
Auction-rate municipal obligations	2,100	1,976	2,700	2,490	3,200	2,965
Corporate debt obligations	10,481	10,685	41,490	41,354	42,367	43,552
Trust preferred securities	2,786	2,519	3,928	3,003	3,945	3,169
GSE CMOs	215,670	217,001	2,961	3,025	1,297	1,305
GSE MBSs	165,996	169,648	68,181	71,504	97,146	100,561
Private-label CMOs	6,719	6,866	366	378	—	—
SBA commercial loan asset- backed securities	383	381	443	443	—	—

Total debt securities	474,697	479,986	213,721	216,569	300,741	304,108
Marketable equity securities	1,249	1,337	834	862	366	432

Total investment securities available-for-sale	$475,946	$481,323	$214,555	$217,431	$301,107	$304,540

Restricted equity securities:
FHLBB stock	$52,188		$37,914		$35,960
Federal Reserve Bank of Boston stock	15,998		994		—
Other	475		375		375

Total restricted equity securities	$68,661		$39,283		$36,335

Investment securities held-to-maturity	$500		$—		$—

        Total investment securities primarily consist of securities available-for-sale, stock in the FHLBB and stock in the FRB. Total securities increased $293.8 million, or 114.4% since December 31, 2011. At January 1, 2012, the Company acquired $328.9 million of securities in the BankRI acquisition. At December 31, 2012, BankRI contributed $273.8 million to the securities portfolio. Total investment securities were 10.7% of total assets at December 31, 2012, an increase from December 31, 2011, when total securities were 7.8% of total assets.

        Maturities, calls and principal repayments totaled $207.6 million for the twelve months ended December 31, 2012 compared to $145.4 million for the same period in 2011. In 2012, the Company sold securities of $166.2 million and realized gains of $0.9 million compared to sales of $0.1 million and gains of $0.1 million for 2011. The sales in 2012 were initiated to restructure the Government-Sponsored Enterprise ("GSE") mortgage-backed security ("MBS") and GSE collateralized mortgage obligation ("CMO") portfolios acquired in the BankRI acquisition which, because of coupon rates ranging from 6.50% to 3.50%, were prepaying at rapid rates in comparison to the FHLBB advances which funded the investments. Accordingly, in 2012, the Company purchased $326.1 million of available-for-sale securities compared to $45.4 million in 2011.

        Investment securities available-for-sale are recorded at fair value, which is primarily obtained from a third-party pricing service. At December 31, 2012, the fair value of investment securities available-for-sale was $481.3 million and carried a total of $5.4 million of net unrealized gains, compared to $2.9 million at December 31, 2011. The change in the unrealized loss of the remaining securities available-for-sale is due to general market concerns about the liquidity and creditworthiness of the issuers of the securities. Management believes that it will recover the amortized cost basis of the investment securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2012. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

  U.S. Government-Sponsored Enterprises

        The Company invests in securities issued by Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by FNMA, Freddie Mac, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2012, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA mortgage-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs") and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $10.0 million.

        GSE securities are considered attractive investments because they (1) generate positive yields with minimal administrative expense, (2) impose minimal credit risk as a result of the guarantees usually provided, (3) can be utilized as collateral for borrowings, (4) generate cash flows useful for liquidity management and (5) are "qualified thrift investments" for purposes of the thrift lender test that the Company is obliged to meet for regulatory purposes.

        At December 31, 2012, issuers of GSE debentures with an estimated fair value of $4.0 million, or 5.7% of total GSE debentures of $69.8 million, had the right to call or prepay the obligations. At December 31, 2011, issuers of GSE debentures with an estimated fair value of $3.1 million, or 3.3% of total GSE debentures of $93.1 million, had the right to call or prepay the obligations. At both December 31, 2012 and 2011, issuers of all of the GSE MBSs, CMOs and SBA commercial loan asset-backed securities in the Company's investment portfolio had the right to call or prepay the obligations.

        Mortgage-related securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the average interest rate on the underlying mortgages. Mortgage-related securities purchased by the Company generally are comprised of a pool of single-family mortgages. The issuers of such securities are generally GSEs such as FNMA, Freddie Mac and GNMA which pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors.

        Investments in mortgage-related securities issued and guaranteed by GSEs generally do not entail significant credit risk. Such investments, however, are susceptible to significant interest rate and cash flow risks when actual cash flows from the investments differ from cash flows estimated at the time of purchase. Additionally, the market value of such securities can be affected adversely by market changes in interest rates. Prepayments that are faster than anticipated may shorten the life of a security and result in the accelerated expensing of any premiums paid, thereby reducing the net yield earned on the security. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining interest rates, refinancing generally increases and accelerates the prepayment of underlying mortgages and the related security. Such an occurrence can also create reinvestment risk because of the unavailability of other investments with a comparable rate of return in relation to the nature and maturity of the alternative investment. Conversely, in a rising interest-rate environment, prepayments may decline, thereby extending the estimated life of the security and depriving the Company of the ability to reinvest cash flows at the higher market rates of interest.

        CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as residual interest with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches," or classes, whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage related securities, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received pro rata by all security holders (and hence, prepayment risk is shared), the cash flow from the mortgages or mortgage related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Generally, the Company has invested in the first tranche of CMOs.

        As of December 31, 2012, the Company held GSE mortgage-related securities with a total fair value of $386.6 million and a net unrealized gain of $5.0 million. During 2012, the Company purchased a total of $326.1 million in GSE CMOs and GSE MBSs to reinvest matured cash flow and rebalance the BankRI portfolio from high-coupon, quickly prepaying GSE MBSs into lower-coupon GSE CMOs and GSE MBSs with slower prepayment speeds.

  Auction-Rate Municipal Obligations and Municipal Obligations

        The auction-rate obligations owned by the Company were rated "AAA" at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. During the financial crisis, certain third-party insurers experienced financial difficulties and were not able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

        Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at December 31, 2012 was $2.0 million with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. See Note 4, "Investment Securities," to the consolidated financial statements for more information on the Company's investments in auction-rate municipal obligations.

        The Company owns municipal securities with an estimated fair value of $1.1 million and a corresponding net unrealized gain of $43,000. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. See Note 4, "Investment Securities," to the consolidated financial statements for more information on the Company's investments in municipal obligations.

  Corporate Obligations

        From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of

$0.2 million as of December 31, 2012. All but one of the securities are investment grade. This non-investment-grade security is currently in an unrealized gain position.

  Trust Preferred Securities

        Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as PreTSLs. When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2012, the Company owned three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.3 million. The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities.

        During 2012 a third pooled trust preferred security known as "PreTSL A" was called and the Company received a final payment of $0.2 million of principal and interest after recording a total of $0.1 million in other-than-temporary impairment ("OTTI") on this security in 2010. No charges have been recorded since, due to the prospects of the trust preferred issuers, the excess subordination on the PreTSLs and the Company's ability and intent to hold the securities to recovery. Refer to Note 4, "Investment Securities," to the consolidated financial statements for more information on the results of the Company's OTTI assessment for the year ended December 31, 2012.

  Marketable Equity Securities

        At December 31, 2012, the Company owned marketable equity securities with a fair value of $1.3 million, including net unrealized gains of $0.1 million.

  Restricted Equity Securities

        FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $12.0 million which allows for additional borrowing capacity at each subsidiary institution.

        At December 31, 2012, the Company owned stock in the FHLBB with a carrying value of $52.2 million, an increase of $14.3 million from $37.9 million at December 31, 2011, primarily due to the BankRI acquisition. In addition, during 2012 there was a $2.0 million FHLBB stock redemption. At September 30, 2012, the FHLBB had total assets of $45.7 billion and total capital of $3.5 billion, of which $538.2 million was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2012 and, based on the most recent information available, was classified as "adequately capitalized" by its regulator. See Note 5, "Restricted Equity Securities and Securities Held-to-Maturity," to the consolidated financial statements for further information about the FHLBB.

        Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as required by its subsidiary Banks' membership in the Federal Reserve System. In 2012, the Company increased its investment in the stock of the Federal Reserve Bank of Boston by $15.0 million simultaneously with the FRB becoming Brookline Bank and BankRI's primary federal regulator.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Securities

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio at the date indicated.

	At December 31, 2012
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$53,430	0.99%	$16,379	0.80%	$—	—	$—	—	$69,809	0.95%
Municipal obligations(1)	—	—	1,101	3.48%	—	—	—	—	1,101	3.48%
Auction-rate municipal obligations(1)	—	—	—	—	197	0.42%	1,779	0.39%	1,976	0.40%
Corporate debt obligations	4,465	2.45%	5,985	2.48%	—	—	235	-5.16%	10,685	2.30%
Trust preferred securities	—	—	—	—	—	—	2,519	2.90%	2,519	2.90%
GSE CMOs	7	1.77%	16	4.00%	1,054	1.83%	215,924	1.72%	217,001	1.72%
GSE MBSs	1,834	4.05%	2,074	4.45%	47,276	3.28%	118,464	2.10%	169,648	2.48%
Private-label CMOs	—	—	—	—	3,881	4.00%	2,985	11.15%	6,866	7.11%
SBA commercial loan asset- backed securities	—	—	24	1.70%	149	1.37%	208	0.81%	381	1.09%

Total debt securities	$59,736	1.20%	$25,579	1.61%	$52,557	3.29%	$342,114	1.93%	479,986	1.97%

Marketable equity securities									1,337	3.29%

Total investment securities available-for-sale									481,323	1.98%

Restricted equity securities:
FHLBB stock									52,188	0.50%
FRB stock									15,998	6.00%
Other stock(1)									475	—

Total restricted equity securities									68,661	1.78%

Investment securities held-to-maturity									500	1.76%

Total securities									$550,484	1.95%

(1)
Yields have been calculated on a tax-equivalent basis.

Premises and Equipment

Corporate Headquarters

        On October 29, 2012, the Company moved its headquarters to 131 Clarendon Street in Boston, Massachusetts. The eight-story building, including the land, was acquired at a cost of approximately $14.0 million.

        The Company has entered into contracts for capital expenditures associated with the rehabilitation of its new headquarters in Boston. In addition to building and land costs, refurbishment expenses totaling $21.4 million have been capitalized at December 31, 2012. Remaining refurbishment commitments totaling $2.2 million are payable through the first quarter of 2013. At December 31, 2012, $30.1 million in depreciable assets associated with the new headquarters have been recognized; of which $29.1 million will be depreciated over 40 years and the remaining $1.0 million will be depreciated between 3 and 15 years. See Note 8, "Premises and Equipment," to the consolidated financial statements for more information. In addition, the Company realized $1.9 million of tax credits during the twelve months ended December 31, 2012 and expects to realize further federal tax credits in 2013 associated with this refurbishment. See Note 13, "Income Taxes" to the consolidated financial statements. The Company incurred a $0.1 million expense in 2012 to relocate employees to its new headquarters in Boston and to its operations center in Lincoln, Rhode Island.

        A portion of the Company's new headquarters will be rented to third-party tenants in 2013 with rental income estimated at $0.3 million and $0.4 million for the years ended 2013 and 2014, respectively.

        During 2012, the Company incurred certain expenses, as well as credits, related to the refurbishment of and moving its headquarters to 131 Clarendon Street. Included in these expenses were asset write-offs and moving costs totaling approximately $0.2 million. Related to these credits was the federal tax credit of $1.9 million as well an NStar rebate of $0.1 million. During 2013, the Company expects to benefit from another federal tax credit of less than approximately $0.5 million as well as incur a one-time expense related to rental tenant allowances of approximately $0.2 million. In addition, the Company expects the real estate taxes associated with 131 Clarendon Street to increase, and possibly double, from those incurred in 2012 of approximately $0.4 million.

        As part of the headquarters relocation, the Company terminated leases at two locations in Brookline, Massachusetts. The savings from these lease terminations are immaterial.

Sale of Building

        The Company sold a building during the year ended December 31, 2012 which was classified as held-for-sale earlier in 2012 with a fair value of $6.0 million. The Company recorded a loss of $0.1 million in other non-interest income during the year ended December 31, 2012.

Core Operating Systems

        The Company has also entered into contracts associated with the conversion of its core operating systems. Brookline Bank and First Ipswich were successfully converted to a new core operating system in 2012. BankRI is anticipated to convert to the Company's core operating system late in the second quarter 2013. Costs related to the conversion of these systems were $8.6 million for the year ended December 31, 2012. The useful life of the core processing system is 7.5 years, and ongoing maintenance and operation contracts extend over 7 years. At December 31, 2012, $7.8 million in conversion-related expenditures have been capitalized and $0.8 million have been expensed. The Company's capitalized conversion costs consist of $4.4 million related to the conversion of the purchased software, $2.6 million related to the software itself, and $0.8 million related to new computer equipment required by the purchased software. Of such capitalized costs, $7.0 million will be depreciated over 7.5 years while the remaining $0.8 million will be depreciated over 3 years. The Company's expensed conversion costs consist of $0.4 million related to information technology consulting costs, $0.3 million related to termination fees associated with the Company's legacy systems, and the remaining $0.1 million related to other conversion-related expenses such as marketing and training costs. The Company anticipates that the conversion will result in lower overall operating system costs on a transactional basis.

        During 2012, the Company incurred data processing and amortization expense related to its new core operating systems of $0.6 million and $0.3 million, respectively. During 2013, the Company expects these costs related to its new core operating systems to increase to approximately $2.9 million for data processing fees and $0.9 million for amortization expense. The increase in expense during 2013 is the result of a full year's expense, rather than the partial year expense incurred in 2012, as well as the expiration of certain first year credits and the conversion of BankRI onto the Company's core operating systems which is expected to occur in June 2013.

        During 2013, the Company expects to incur additional conversion costs of approximately $1.0 million primarily related to the conversion of BankRI onto the Company's core operating systems. Of these costs, the Company expects to capitalize approximately $0.7 million and expense approximately $0.3 million.

Deposits

        The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2012			2011			2010
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$623,274	17.2%	0.00%	$225,284	10.0%	0.00%	$109,108	6.0%	0.00%

Interest-bearing deposits:
NOW accounts	212,858	5.9%	0.09%	110,220	4.9%	0.18%	120,599	6.7%	0.13%
Savings accounts	515,367	14.2%	0.39%	164,744	7.3%	0.40%	114,258	6.3%	0.58%
Money market accounts	1,253,819	34.7%	0.63%	946,411	42.0%	0.83%	675,328	37.3%	1.01%
Certificate of deposit accounts	1,010,941	28.0%	1.06%	805,672	35.8%	1.26%	791,606	43.7%	1.55%

Total interest-bearing deposits	2,992,985	82.8%	0.70%	2,027,047	90.0%	0.93%	1,701,791	94.0%	1.17%

Total deposits	$3,616,259	100.0%	0.58%	$2,252,331	100.0%	0.84%	$1,810,899	100.0%	1.10%

        The Company seeks to increase its percentage of core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. This strategic goal, however, is difficult given the Company's loan-to-deposit ratio of 115.6% at December 31, 2012 (down from 120.8% at December 31, 2011) and the Company's rapid growth in loans and leases. Total deposits increased by $1.4 billion, or 60.6%, $1.1 billion of which related to the acquisition of BankRI in 2012, from $2.3 billion, or 68.3% of total assets at December 31, 2011, to $3.6 billion, or 70.3% of total assets at December 31, 2012.

        In 2012, core deposits increased $1.2 billion, or 80.1%, rising from 64.2% of total deposits at December 31, 2011 to 72.0% of total deposits at December 31, 2012. This increase was primarily driven by the addition of $845.0 million in core deposits from the BankRI acquisition as well as organic growth of 21.7% and reflects ongoing emphases on commercial and municipal deposit generation, largely through growth in money market accounts.

        Certificates of deposit increased $205.3 million, or 25.5%, in 2012, due primarily to the acquisition of BankRI. Certificates of deposit have also fallen as a percentage of total deposits from 35.8% at December 31, 2011 to 28.0% at December 31, 2012. The Company does not rely on brokered deposits.

        The Company believes the growth in deposits and the shift in the mix of deposits in 2012 and 2011 were due in part to expansion of its cash management capabilities, more effort in seeking deposits from existing customer relationships and the desire of certain depositors to place their funds in a more strongly capitalized financial institution and in more liquid accounts. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.

        The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$562,238	16.0%	0.00%	$181,078	8.6%	0.00%	$97,504	5.7%	0.00%
NOW accounts	183,046	5.2%	0.11%	126,950	6.0%	0.17%	107,713	6.3%	0.14%
Savings accounts	517,485	14.7%	0.33%	157,578	7.4%	0.60%	103,752	6.0%	0.78%
Money market accounts	1,203,113	34.1%	0.73%	830,780	39.4%	0.92%	610,253	35.7%	1.07%

Total core deposits	2,465,882	70.0%	0.43%	1,296,386	61.4%	0.68%	919,222	53.7%	0.82%
Certificate of deposit accounts	1,055,510	30.0%	1.02%	813,470	38.6%	1.35%	792,451	46.3%	1.76%

Total deposits	$3,521,392	100.00%		$2,109,856	100.00%		$1,711,673	100.0%

        At December 31, 2012 and 2011, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$172,176	0.90%	$145,652	1.20%
Over six months through 12 months	158,057	1.01%	136,378	1.13%
Over 12 months	114,572	1.41%	72,916	1.69%

	$444,805	1.07%	$354,946	1.28%

Borrowed Funds

Advances from the FHLBB

        On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the Federal Reserve "discount window" and on $119 million of lines of credit as necessary.

        FHLBB borrowings increased by $292.3 million to $790.9 million at December 31, 2012 from the December 31, 2011 balance of $498.6 million. The increase in FHLBB borrowings was primarily due to $235.1 million of additional borrowings resulting from the BankRI acquisition, $51.1 million of which matured during 2012.

        The following table sets forth certain information regarding FHLBB advances and other borrowed funds for the dates indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$792,954	$422,128	$425,277
Maximum amount outstanding at any month end during the year	853,969	506,919	465,509
Balance outstanding at end of year	853,969	506,919	388,569
Weighted average interest rate for the year	1.82%	2.51%	3.09%
Weighted average interest rate at end of year	2.06%	2.22%	2.66%

Repurchase Agreements

        The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers increased $42.7 million in 2012 to $51.0 million due primarily to the BankRI acquisition. In 2011, the Company acquired repurchase agreements that totaled $8.3 million at December 31, 2011.

Derivative Financial Instruments

        The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2012 or December 31, 2011. The following table summarizes certain information concerning the Company's interest-rate swaps at December 31, 2012:

At December 31, 2012
(Dollars in Thousands)
Notional principal amounts	$33,221
Fixed weighted average interest rate from customer to counterparty	5.15%
Floating weighted average rate from counterparty	2.63%
Weighted average remaining term to maturity (in months)	41
Fair value:
Recognized as an asset	$1,317
Recognized as a liability	$(1,380)

Off-Balance-Sheet Arrangements

        The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. The effect of such activity on the Company's financial condition and results of operations, such as recorded liability for unfunded credit commitment, is immaterial. See Note 14, "Commitments and Contingencies," to the consolidated financial statements for a description of off-balance-sheet financial instruments.

Contractual Obligations

        A summary of contractual obligations at December 31, 2012 by the expected payment period follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2012:
Advances from the FHLBB	363,485	$154,178	$213,362	$59,840	$790,865
Loan commitments(1)	777,285	—	—	—	777,285
Occupancy lease commitments(2)	4,551	7,591	6,364	8,153	26,659
Service provider contracts(3)	10,447	15,821	10,008	8,809	45,085
Retirement benefit obligations	32	72	84	250	438

	$1,155,800	$177,662	$229,818	$77,052	$1,640,332

	Payment Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2011:
Advances from the FHLBB	$177,550	$174,201	$51,102	$95,717	$498,570
Loan commitments(1)	417,989	—	—	—	417,989
Occupancy lease commitments(2)	2,463	5,284	4,233	6,055	18,035
Service provider contracts(3)	11,304	12,461	10,564	3,914	38,243
Retirement benefit obligations	33	71	84	256	444

	$609,339	$192,017	$65,983	$105,942	$973,281

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

Stockholders' Equity and Dividends

        Brookline Bancorp, Inc.'s total stockholders' equity was $612.1 million at December 31, 2012, a $108.5 million increase compared to $503.6 million at December 31, 2011. The increase primarily reflects the issuance of approximately 11 million shares of the Company's common stock with a fair value of $92.8 million in connection with the Bancorp Rhode Island, Inc. acquisition as well as net income of $37.1 million for the year ended December 31, 2012, partially offset by dividends paid of $23.8 million in that same period. The dividends paid in the fourth quarter of 2012 represented the Company's 55th consecutive quarter of dividend payments, and the 43rd consecutive quarter in which the Company paid a dividend of $0.085. For the year ended December 31, 2012, the dividend payout ratio was 64.1%, compared to 72.7% for the year ended December 31, 2011.

        Stockholders' equity represented 11.9% of total assets at December 31, 2012 and 15.3% of total assets at December 31, 2011. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.1% of tangible assets (total assets less goodwill and identified intangible assets, net) at December 31, 2012 and 13.9% at December 31, 2011.

Liquidity and Capital Resources

Liquidity

        Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by an Asset/Liability Committee ("ALCO"), consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets.

        The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by its Banks and Brookline Securities Corp. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities and sales of securities from the available-for-sale portfolio.

        Deposits, which are considered the most stable source of liability liquidity, totaled $3.6 billion at December 31, 2012 and represented 71.2% of total funding (the sum of total deposits, total borrowings, and stockholders' equity), compared to deposits of $2.3 billion, or 69.0% of total funding, at December 31, 2011. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $2.6 billion at December 31, 2012 and represented 72.0% of total deposits, compared to core deposits of $1.4 billion, or 64.2% of total deposits, at December 31, 2011. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.

        Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $854.0 million at December 31, 2012, representing 16.8% of total funding, compared to $506.9 million, or 15.5% of total funding, at December 31, 2011. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve "discount window," to supplement its liquidity. At December 31, 2012, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.0 billion, based on the level of qualifying collateral available for these borrowings.

        In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% and 30% of total assets. At December 31, 2012, cash and equivalents and available-for-sale securities totaled $598.4 million, or 11.6% of total assets. This compares to $323.7 million, or 9.8% of total assets at December 31, 2011.

        While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.

Capital Resources

        At December 31, 2012, the Company and the Banks are all under the primary regulation of the FRB, and, as such, must comply with the capital requirements of the FRB. See details in "Supervision and Regulation" in Item 1. Brookline Bank, because it filed a Thrift Financial Report under prior Office of Thrift Supervision ("OTS") regulations at December 31, 2011, was required to comply with OTS regulatory capital requirements at that date. At December 31, 2011, BankRI was required to comply with the regulatory capital requirements of the FDIC.

        At December 31, 2012, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered "well-capitalized."

        The Company's and the Banks' actual and required capital amounts and ratios are as follows

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well- Capitalized"
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2012:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.4%	$197,094	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.9%	171,481	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.8%	342,909	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.3%	$121,725	4.0%	$152,156	5.0%
Tier 1 risk-based capital ratio	(2)	282,706	9.8%	115,626	4.0%	173,439	6.0%
Total risk-based capital ratio	(3)	318,629	11.0%	231,310	8.0%	289,137	10.0%
BankRI
Tier 1 leverage capital ratio	(1)	$136,100	8.5%	$64,047	4.0%	$80,059	5.0%
Tier 1 risk-based capital ratio	(2)	136,100	11.5%	47,175	4.0%	70,763	6.0%
Total risk-based capital ratio	(3)	141,171	12.0%	94,350	8.0%	117,937	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.7%	$12,020	4.0%	$15,025	5.0%
Tier 1 risk-based capital ratio	(2)	29,209	13.2%	8,824	4.0%	13,237	6.0%
Total risk-based capital ratio	(3)	30,168	13.7%	17,642	8.0%	22,053	10.0%
At December 31, 2011:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$454,054	14.4%	$126,126	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	454,054	15.9%	114,227	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	486,521	17.0%	228,951	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$276,830	9.6%	$113,630	4.0%	$142,038	5.0%
Tier 1 risk-based capital ratio	(2)	276,830	10.4%	113,630	4.0%	158,157	6.0%
Total risk-based capital ratio	(3)	308,129	11.6%	210,876	8.0%	263,595	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$26,897	9.9%	$10,820	4.0%	$13,584	5.0%
Tier 1 risk-based capital ratio	(2)	26,897	13.8%	7,801	4.0%	11,702	6.0%
Total risk-based capital ratio	(3)	27,309	14.0%	15,603	8.0%	19,503	10.0%

(1)
Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)
Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)
Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

Results of Operations

        The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities ("net interest margin"), the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.

        The Company's net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under "Rate/Volume Analysis" on page 62. Information as to the components of interest income, interest expense and average rates is provided under "Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin" on page 61.

        Because the Company's assets and liabilities are not identical in duration and in repricing dates, the differential between the asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest-rate risk." How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion in the "Measuring Interest-Rate Risk" section of Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," on pages 75 to 78.

        The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the "credit risk" that the Company takes on in the ordinary course of business and are further discussed under "Financial Condition—Asset Quality" on pages 39 to 42.

General

        The Company's net income of $37.1 million for the year ended December 31, 2012 increased by $9.5 million, or 34.6%, compared to the year ended December 31, 2011. Net income for 2012 includes $4.0 million (after-tax) of professional service fees, including merger-related expenses, related to the acquisition of BankRI. Operating income increased $12.2 million, or 42.3%, after adjustment for the $4.0 million of after-tax acquisition-related expenses incurred during 2012 associated with the acquisition of BankRI and $1.3 million (after-tax) incurred during 2011 associated with the acquisition of First Ipswich. Basic and diluted operating EPS increased 20.4% compared to 2011, from $0.49 to $0.59.

        Earnings in 2012 represented a return on average assets of 0.74% and a return on average stockholders' equity of 6.12%, as compared to a return on average assets of 0.90% and a return on average stockholders' equity of 5.51% for 2011. Operating earnings in 2012 represented an operating return on average assets of 0.82% and an operating return on average stockholders' equity of 6.78%, as compared to an operating return on average assets of 0.94% and an operating return on average stockholders' equity of 5.77% for 2011.

        Selected income statement, per share data and operating ratios are presented in the table below for the years indicated:

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$177,368	$110,199	$67,169	61.0%
Non-interest income	18,605	5,062	13,543	267.5%
Provision for credit losses	15,888	3,631	12,257	337.6%
Non-interest expense	120,375	62,925	57,450	91.3%
Provision for income taxes	21,341	19,886	1,455	7.3%
Net income	38,369	28,819	9,550	33.1%
Net income attributable to Brookline Bancorp, Inc.	37,142	27,600	9,542	34.6%
Operating earnings	41,114	28,902	12,212	42.3%
Per share data:
Earnings per basic and diluted share	$0.53	$0.47	$0.06	12.8%
Operating earnings per basic and diluted share	0.59	0.49	0.10	20.4%
Dividends per common share	0.34	0.34	—	—
Operating ratios:
Interest rate spread	3.67%	3.50%
Net interest margin(1)(4)	3.85%	3.76%
Return on average assets(2)(4)	0.74%	0.90%
Operating return on average assets	0.82%	0.94%
Efficiency ratio	61.42%	54.59%
Operating efficiency ratio	58.67%	52.68%
Return on average stockholders' equity(3)(4)	6.12%	5.51%

(1)
Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)
Calculated by dividing annualized net income by average total assets.

(3)
Calculated by dividing annualized net income applicable to common shares by average common stockholders' equity.

(4)
Non-GAAP performance measure.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

        The net interest margin for 2012 was 3.85% compared to a net interest margin of 3.76% for the prior year. Although the yield on the Company's interest-earning assets declined by 17 basis points compared to 2011, net interest income increased $67.2 million, or 61.0%, mostly as a result of growth in interest-earning assets and cost of funds on interest-bearing liabilities declining by 34 basis points. Interest-earning assets and interest-bearing liabilities increased from 2011, $1.7 billion and $1.4 billion, respectively, primarily due to the acquisition of BankRI.

        The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2012, 2011 and 2010. Average balances are derived from average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest(1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$95,173	$209	0.22%	$73,628	$105	0.14%	$60,007	$100	0.17%
Investment securities available-for-sale(2)	449,694	8,606	1.91%	278,300	6,327	2.27%	300,862	7,624	2.53%
Restricted equity securities(2)	58,354	824	1.41%	39,557	224	0.57%	37,395	60	0.16%
Loans and leases:
Commercial real estate loans(3)	1,910,320	94,521	4.97%	1,162,769	61,211	5.26%	940,464	50,734	5.39%
Commercial loans(3)	370,366	19,471	5.26%	180,713	8,698	4.81%	129,001	6,188	4.80%
Equipment financing(3)	394,845	32,027	8.11%	221,458	18,018	8.14%	181,759	15,375	8.46%
Indirect automobile loans(3)	573,398	23,641	4.12%	575,635	28,313	4.92%	553,929	32,825	5.93%
Residental mortgage loans(3)	501,660	21,998	4.39%	335,940	14,901	4.44%	313,693	15,665	4.99%
Other consumer loans(3)	269,725	12,299	4.56%	76,156	3,022	3.97%	59,514	2,459	4.13%

Total interest-earning assets	4,623,535	213,596	4.62%	2,944,156	140,819	4.79%	2,576,624	131,030	5.09%

Allowance for loan and lease losses	(38,073)			(30,564)			(30,617)
Non-interest-earning assets	407,330			148,155			109,736

Total assets	$4,992,792			$3,061,747			$2,655,743

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$183,046	209	0.11%	$126,950	216	0.17%	$107,713	152	0.14%
Savings accounts	517,485	1,726	0.33%	157,578	942	0.60%	103,752	814	0.78%
Money market accounts	1,203,113	8,773	0.73%	830,780	7,626	0.92%	610,253	6,546	1.07%
Certificates of deposit	1,055,510	10,724	1.02%	813,470	10,973	1.35%	792,451	13,908	1.76%

Total interest-bearing deposits(4)	2,959,154	21,432	0.72%	1,928,778	19,757	1.02%	1,614,169	21,420	1.33%
Advances from the FHLBB	732,457	13,710	1.87%	414,432	10,454	2.52%	423,526	13,143	3.10%
Other borrowed funds	60,497	690	1.14%	7,696	125	1.60%	1,751	4	0.25%

Total interest-bearing liabilities	3,752,108	35,832	0.95%	2,350,906	30,336	1.29%	2,039,446	34,567	1.69%

Non-interest-bearing liabilities:
Non-interest-bearing deposits:
Non-interest-bearing demand checking accounts(4)	562,238			181,078			97,504
Other non-interest-bearing liabilities	68,055			26,091			23,215

Total liabilities	4,382,401			2,558,075			2,160,165

Brookline Bancorp, Inc. stockholders' equity	606,661			500,855			493,373
Noncontrolling interest in subsidiary	3,730			2,817			2,205

Total liabilities and equity	$4,992,792			$3,061,747			$2,655,743

Net interest income (tax-equivalent basis) / Interest-rate spread(5)		177,764	3.67%		110,483	3.50%		96,463	3.40%

Less adjustment of tax-exempt income		396			284			38

Net interest income		$177,368			$110,199			$96,425

Net interest margin(6)			3.85%			3.76%			3.74%

(1)
Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)
Average balances include unrealized gains (losses) on securities available-for-sale. Equity securities include marketable equity securities and restricted equity securities. Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)
Loans on nonaccrual status are included in the average balances.

(4)
Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.61%, 0.94% and 1.25% in the twelve months ended December 31, 2012, 2011 and 2010, respectively.

(5)
Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)
Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

        See "Comparison of Years Ended December 31, 2012 and December 31, 2011" and "Comparison of Years Ended December 31, 2011 and December 31, 2010" for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.

Rate/Volume Analysis

        The following table presents, on a tax-equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Short-term investments	$35	$69	$104	$23	$(18)	$5
Investment securities available-for-sale	3,394	(1,115)	2,279	(547)	(750)	(1,297)
Restricted equity securities	146	454	600	3	161	164
Loans:
Commercial real estate loans	36,899	(3,589)	33,310	11,729	(1,252)	10,477
Commercial loans	9,900	873	10,773	2,493	17	2,510
Equipment financing	14,064	(55)	14,009	3,235	(592)	2,643
Indirect automobile loans	(109)	(4,563)	(4,672)	1,245	(5,757)	(4,512)
Residential mortgage loans	7,268	(171)	7,097	1,064	(1,828)	(764)
Other consumer loans	8,761	516	9,277	663	(100)	563

Total loans	76,783	(6,989)	69,794	20,429	(9,512)	10,917

Total change in interest and dividend income	80,358	(7,581)	72,777	19,908	(10,119)	9,789

Interest expense:
Deposits:
NOW accounts	77	(84)	(7)	30	34	64
Savings accounts	1,355	(571)	784	353	(225)	128
Money market accounts	2,934	(1,787)	1,147	2,122	(1,042)	1,080
Certificates of deposit	2,822	(3,071)	(249)	360	(3,295)	(2,935)

Total deposits	7,188	(5,513)	1,675	2,865	(4,528)	(1,663)
Advances from the FHLBB	6,471	(3,215)	3,256	(263)	(2,426)	(2,689)
Other borrowed funds	612	(47)	565	46	75	121

Total change in interest expense	14,271	(8,775)	5,496	2,648	(6,879)	(4,231)

Change in tax-exempt income	—	(112)	(112)	—	(246)	(246)

Change in net interest income	$66,087	$1,082	$67,169	$17,260	$(3,486)	$13,774

        See "Comparison of Years Ended December 31, 2012 and December 31, 2011" and "Comparison of Years Ended December 31, 2011 and December 31, 2010" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2012 and December 31, 2011

General

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest and dividend income	$213,200	$140,535	$72,665	51.7%
Interest expense	35,832	30,336	5,496	18.1%

Net interest income	177,368	110,199	67,169	61.0%
Provision for credit losses	15,888	3,631	12,257	337.6%

Net interest income after provision for credit losses	161,480	106,568	54,912	51.5%
Non-interest income	18,605	5,062	13,543	267.5%
Non-interest expense	120,375	62,925	57,450	91.3%
Provision for income taxes	21,341	19,886	1,455	7.3%

Net income	38,369	28,819	9,550	33.1%
Less net income attributable to noncontrolling interest in subsidiary	1,227	1,219	8	0.7%

Net income attributable to Brookline Bancorp, Inc.	$37,142	$27,600	$9,542	34.6%

        The acquisition of BankRI on January 1, 2012, coupled with 11.8% and 10.2% organic growth in loans and deposits, respectively, drove the increase in the Company's 2012 income over 2011. With one significant exception, asset quality remained strong. The net interest margin for 2012 increased 9 basis points as compared to 2011 and benefited from the impact of purchase accounting accretion and amortization. Increases in other income were offset, to a degree, by increase in expenses associated with the Company's acquisition of BankRI and the Company's ongoing infrastructure build.

Net Interest Income

        Compared to 2011, net interest income increased $67.2 million in 2012. The increase reflects an increase of $69.8 million in interest income on loans and leases, due largely to a $1.1 billion increase in acquired loan and lease balances in connection with the acquisition of BankRI on January 1, 2012 as well as organic growth in total loans and leases of $322.3 million, or 11.8%, for the year ended December 31, 2012. In particular, growth in the commercial loan and lease, commercial real estate and equipment financing portfolios fueled the increase in loan and lease interest income, along with a shift from lower interest earning portfolios, such as indirect automobile loans into higher interest earning portfolios such as equipment financing.

        Net interest margin increased by 9 basis points, from 3.76% in 2011 to 3.85% in 2012. Competitive pressures on loan pricing resulted in decreases in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) from 5.26% at December 31, 2011 to 5.08% at December 31, 2012. Interest amortization and accretion on acquired loans totaled $6.7 million and contributed 17 basis points to 2012 loan yields, offsetting the decrease in pre-acquisition loan yields from December 31, 2011 to December 31, 2012.

        The remaining increase in net interest margin from 2011 to 2012 is related to a decrease in the overall cost of deposits and borrowing. The addition of $1.1 billion in deposits from BankRI on January 1, 2012 and the Company's reduction in rates offered on certificates of deposit contributed significantly to the reduction in the cost of interest-bearing deposits, from 1.02% in 2011 to 0.72% in 2012. Fair-market valuation adjustments and the continued maturing of higher-rate FHLBB advances contributed to the decline in the cost of borrowing. The total cost of interest-bearing liabilities decreased from 1.29% in 2011 to 0.95% in 2012.

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

Interest Income—Loans and Leases

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$94,427	$60,986	$33,441	54.8%
Commercial loans	19,318	8,697	10,621	122.1%
Equipment financing	32,027	18,019	14,008	77.7%
Indirect automobile loans	23,641	28,313	(4,672)	-16.5%
Residential mortgage loans	21,998	14,901	7,097	47.6%
Other consumer loans	12,300	3,022	9,278	307.0%

Total interest income—loans	$203,711	$133,938	$69,773	52.1%

        Interest income from loans was $203.7 million for 2012, and represented a yield on total loans of 5.08%. This compares to $133.9 million of interest on loans and a yield of 5.26% for 2011. This increase in interest income in loans and leases was most notable in commercial loans, the yield for which increased from 4.81% to 5.26% in 2012, an increase that reflects the fact that commercial loans represented 24.9% of BankRI's total loans and leases at acquisition.

        Declines in the yields on commercial real estate loans, indirect automobile loans and, to a lesser extent, residential mortgage loans reflect the high rate of 2012 loan refinancings and the intense pricing competition which characterized the Company's lending markets.

        On an overall basis, 2012 declines in interest income on loans of $7.0 million due to the lower rate environment were offset by increases of $76.8 million in interest income on loans due to increases in average loans outstanding. Interest income increased as a result of the growth in the average balance of loans of $1.5 billion or 57.5% which is related to both the acquisition of BankRI on January 1, 2012 as well as organic growth in all of the lending portfolios except for the indirect automobile loan portfolio.

Interest Income—Investments

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest income—investments:
Short-term investments	$208	$105	$103	98.1%
Investment securities available-for-sale	8,551	6,297	2,254	35.8%
Restricted equity securities	730	195	535	274.4%

Total interest income—investments	$9,489	$6,597	$2,892	43.8%

        Total investment income (consisting of interest on short-term investments, investment securities available-for-sale and restricted equity securities) was $9.5 million for 2012 compared to $6.6 million for 2011. This increase in total investment income of $2.9 million, or 43.8%, was attributable to an increase in the average balance of investments of $211.7 million. The average balance of investments in 2012 was $603.2 million, of which $289.3 million represented investments from BankRI. The yield on total investments was 1.60% for 2012 as compared to 1.70% for 2011. The decrease in yield on investments from 2011 to 2012 reflects the rapid paydown of higher-coupon MBSs and CMOs which were replaced by similar but lower-yielding securities.

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$209	$216	$(7)	-3.2%
Savings accounts	1,726	942	784	83.2%
Money market accounts	8,773	7,626	1,147	15.0%
Certificates of deposit	10,724	10,973	(249)	-2.3%

Total interest expense—deposits	21,432	19,757	1,675	8.5%

Borrowed funds:
Advances from the FHLBB	13,710	10,454	3,256	31.1%
Other borrowed funds	690	125	565	452.0%

Total interest expense—borrowed funds	14,400	10,579	3,821	36.1%

Total interest expense	$35,832	$30,336	$5,496	18.1%

  Deposits

        The addition of $1.1 billion in deposits from BankRI on January 1, 2012 and the Company's reduction in rates offered on certificates of deposit contributed significantly to the reduction in the cost of interest-bearing deposits from 1.02% in 2011 to 0.72% in 2012.

        Included in the 2012 cost of interest-bearing deposits was $1.2 million, or 4 basis points, of purchase accounting amortization. Increases in total deposits increased interest expense of $7.2 million, offsetting the $5.5 million decrease in deposit—related interest expense resulting from decreases in interest rates. To this end, the growth in interest-bearing deposit average balances of $1.0 billion, or 53.4%, during 2012 was attributable to money market accounts (average balance up $372.3 million, or 44.8%), savings accounts (average balance up $359.9 million, or 228.4%) certificates of deposit (average balance up $242.0 million, or 29.8%) and NOW accounts (average balance up $56.1 million, or 44.2%).

  Borrowed Funds

        Interest paid on borrowed funds increased by $3.8 million, or 36.1% in 2012 as compared to 2011. Decreases in borrowing rates in 2012 resulted in a reduction in debt-related interest expenses of $3.3 million, which was offset by an increase in interest expense due to increases in 2012 debt levels of $7.1 million.

        Included in the Company's borrowed funds at December 31, 2012 were $39.3 million in repurchase agreements and $12.1 million in subordinated debt acquired in the BankRI acquisition. The average balance of FHLBB advances increased $318.0 million, or 76.7% in 2012, while other borrowed funds, which include repurchase agreements and subordinated debt, increased $52.8 million, or 686.1% in 2012. Overall, the cost of non-deposit borrowed funds decreased 69 basis points in 2012 to 1.82%, compared to 2.51% in 2011.

Provision for Credit Losses

        The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$4,348	$3,109	$75	$—	$4,423	$3,109
Commercial	9,513	1,147	75	—	9,588	1,147
Indirect automobile	884	123	—	—	884	123
Consumer	1,534	(57)	—	—	1,534	(57)
Unallocated	(418)	(366)	—	—	(418)	(366)

Total provision for loan and lease losses	15,861	3,956	150	—	16,011	3,956
Unfunded credit commitments	(123)	(325)	—	—	(123)	(325)

Total provision for credit losses	$15,738	$3,631	$150	$—	$15,888	$3,631

        The provisions for credit losses in 2012 and 2011 were $15.9 million and $3.6 million, respectively. Of the $11.9 million increase in the provision for loan and lease losses on originated loans in 2012 compared with 2011, $7.7 million was attributable to originated loan and lease growth of 22.5% and $4.2 million was attributable to a provision recorded in the second quarter of 2012 on two commercial loans originated shortly after the acquisition of BankRI. Additional provisions on acquired loans were immaterial in 2012 given that there was minimal deterioration in projected cash flows on acquired loans from the date of acquisition for BankRI and from December 31, 2011 for First Ipswich. See management's discussion in "Allowances for Credit Losses—Allowance for Loan and Lease Losses" beginning on page 48 and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

        The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at December 31, 2012 and $0.8 million at December 31, 2011. During the twelve-month period ended December 31, 2012, the liability for unfunded credit commitments decreased by $0.1 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. This decrease reduced the provision for credit losses by the same amount in 2012. No credit commitments were charged off against the liability account in the twelve-month periods ended December 31, 2012 or 2011, respectively.

Non-Interest Income

        The following table sets forth the components of non-interest income:

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Fees, charges and other income	$16,475	$5,653	$10,822	191.4%
Loss from investments in affordable housing	(694)	(671)	(23)	3.4%
Gain on sales of loans and leases	1,898	—	1,898	*
Net gain on sales of securities	926	80	846	1057.5%

Total non-interest income	$18,605	$5,062	$13,543	267.5%

*
Not meaningful

        Fees, charges and other income are the major sources of non-interest income for the Company and include deposit-related fees, indirect automobile and consumer loan fees, and other service fees. Total non-interest income increased by $13.5 million, or 267.5%, from $5.1 million for 2011 to $18.6 million for 2012. The increase is primarily due to the acquisition of BankRI and the related increase in mortgage- and deposit related fees, charges and other income.

        The following table sets forth the Company's fee income in more detail for the periods indicated:

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Deposit fees	$7,595	$2,715	$4,880	179.7%
Investment and insurance fees	3,385	174	3,211	1845.4%
Loan and lease fees	2,090	1,725	365	21.2%
Other fees and other income	3,405	1,039	2,366	227.7%

Total fees, charges and other income	$16,475	$5,653	$10,822	191.4%

        The 2012 results also included a $1.9 million gain on a sale of $19.6 million of equipment leases undertaken to manage concentration risk. Losses from investments in affordable housing remained constant from 2011 to 2012 at $0.7 million. These tax-induced losses were offset by an increase in related tax benefits of $0.3 million. Investment securities (primarily equity securities) were sold during 2012 at a net gain of $0.9 million, compared to a net gain of $0.1 million on sales of investment securities in 2011.

Non-Interest Expense

        The following table sets forth the components of non-interest expense:

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Compensation and employee benefits	$58,830	$30,789	$28,041	91.1%
Occupancy	10,611	6,138	4,473	72.9%
Equipment and data processing	14,540	9,144	5,396	59.0%
Professional services	12,475	5,375	7,100	132.1%
FDIC insurance	4,212	1,746	2,466	141.2%
Advertising and marketing	2,984	1,376	1,608	116.9%
Amortization of identified intangible assets	5,622	1,570	4,052	258.1%
Write-down of other real estate owned	—	719	(719)	-100.0%
Other	11,101	6,068	5,033	82.9%

Total non-interest expense	$120,375	$62,925	$57,450	91.3%

        Non-interest expense in 2012 increased $57.5 million compared to 2011. The increase year-to-year was largely attributable to the addition of BankRI non-interest expenses, acquisition-related expenses of $5.4 million in the first quarter of 2012, and various costs incurred in conjunction with the Company's core systems conversions, consolidation of shared services, and other infrastructure-related expenditures.

        Compensation and employee benefit expenses were $58.8 million in 2012 compared to $30.8 million in 2011. In addition to the impact of the BankRI acquisition, which accounted for $19.1 million of additional compensation and employee benefit expense as compared to 2011, the increase in non-interest expense related to the addition of loan officers and other individuals in key support areas of the Company to support future growth. This included the addition or expansion of the Loan Review, Credit Administration, Compliance, Human Resources, Legal and Finance functions. Any future compensation and employee benefit expense synergies in connection with the acquisition of BankRI will not be realized until after BankRI's core system conversion, expected to occur in the latter part of the second quarter of 2013.

        Professional service fees increased $7.1 million to $12.5 million in 2012, mainly driven by $5.4 million in merger-related expenses, a $1.1 million increase in outsourced internal audit expenses associated with a change in internal auditors, increases in external auditor fees related to the 2012 systems conversions, and increased legal expenses to settle several legal issues associated with the BankRI acquisition (all of which had been settled or resolved by December 31, 2012). In addition, the infrastructure build has resulted in an additional $1.0 million in consulting-related expenses in connection with certain support functions of the Company.

        Equipment and data processing costs increased $5.4 million, or 59.0%, in 2012 due in part to the acquisition of BankRI, which accounted for $3.7 million of the increase. In addition, 2012 equipment and data processing costs include $0.8 million in one-time expenses related to the core-system conversions at Brookline Bank and First Ipswich. The increases from 2011 to 2012 in occupancy costs, FDIC insurance, advertising and marketing, amortization of identified intangible assets, and other expenses are largely related to the addition of expenses incurred by BankRI during the year.

        As a result, the Company's efficiency ratio increased from 54.6% in 2011 to 61.4% in 2012. On an operating basis, the Company's efficiency ratio increased from 52.7% in 2011 to 58.7% in 2012.

Income Tax Expense

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Income before provision for income taxes	$59,710	$48,705	$11,005	22.6%
Provision for income taxes	21,341	19,886	1,455	7.3%

Net income	$38,369	$28,819	$9,550	33.1%

Effective tax rate	35.7%	40.8%	N/A	-12.5%

        The Company recorded income tax expense of $21.3 million for 2012, compared to $19.9 million for 2011. This represented total effective tax rates of 35.7% and 40.8%, respectively. The decrease in tax rate was primarily due to tax credits and benefits recognized for investment in affordable housing projects ($0.8 million) and the Company's new headquarters ($1.2 million) offset by an increase in state taxes of $0.6 million and the non-deductibility of $1.4 million of the $5.4 million in professional fees incurred related to the BankRI acquisition.

Comparison of Years Ended December 31, 2011 and December 31, 2010

General

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Interest and dividend income	$140,535	$130,992	$9,543	7.3%
Interest expense	30,336	34,567	(4,231)	-12.2%

Net interest income	110,199	96,425	13,774	14.3%
Provision for credit losses	3,631	3,796	(165)	-4.3%

Net interest income after provision for credit losses	106,568	92,629	13,939	15.0%
Non-interest income	5,062	2,355	2,707	114.9%
Non-interest expense	62,925	48,187	14,738	30.6%
Provision for income taxes	19,886	19,156	730	3.8%

Net income	28,819	27,641	1,178	4.3%
Less net income attributable to noncontrolling interest in subsidiary	1,219	769	450	58.5%

Net income attributable to Brookline Bancorp, Inc.	$27,600	$26,872	$728	2.7%

        Net income for 2011 increased $0.7 million, or 2.7%, to $27.6 million from $26.9 million for 2010. Basic and fully diluted EPS increased from $0.46 for 2010 to $0.47 for 2011. Net income for 2011 includes $1.3 million (after-tax) of professional service fees, including merger-related expenses, related to the acquisitions of First Ipswich and BankRI. The 2011 earnings represented a return on average assets of 0.90% and a return on average stockholders' equity of 5.51% for 2011, as compared to a return on average assets of 1.01% and a return on average stockholders' equity of 5.45% for 2010.

Net Interest Income

        For 2011, net interest income was $110.2 million, compared to $96.4 million for 2010. The net interest margin for 2011 was 3.76% compared to a net interest margin of 3.74% for the prior year. Although the yield on the Company's interest-earning assets declined by 30 basis points compared to

2010, net interest income increased $13.8 million, or 14.3%, as a result of cost of funds on interest-bearing liabilities declining by 40 basis points. Interest-earning assets and interest-bearing liabilities increased from 2010, $365.3 million and $311.5 million, respectively, primarily due to the acquisition of First Ipswich.

Interest Income—Loans

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Interest income—loans:
Commercial real estate loans	$60,986	$50,734	$10,252	20.2%
Commercial loans	8,697	6,295	2,402	38.2%
Equipment financing	18,019	15,375	2,644	17.2%
Indirect automobile loans	28,313	32,826	(4,513)	-13.7%
Residential mortgage loans	14,901	15,665	(764)	-4.9%
Other consumer loans	3,022	2,352	670	28.5%

Total interest income—loans	$133,938	$123,247	$10,691	8.7%

        Interest income from loans was $133.9 million for 2011, and represented a yield on total loans of 5.26%. This compares to $123.2 million of interest on loans and a yield of 5.66% for 2010. This increase in interest income in loans and leases was most notable in commercial loans, largely due to the increase in the average loan balance.

        Declines in the yields on indirect automobile loans, residential loans, and, to a lesser extent, commercial real estate loans, reflect the high rate of 2011 loan refinancing and the intense pricing competition which characterized the Company's lending markets.

        On an overall basis, 2011 declines in interest income on loans of $9.5 million due to the lower rate environment were offset by increases of $20.4 million in interest income on loans due to increases in average loan outstanding. Interest income increased as a result of the growth in the average balance of loans of $374.3 million, or 17.2%, which is related to both the acquisition of First Ipswich on February 28, 2011 as well as organic growth in all of the lending portfolios except for the indirect automobile loan portfolio.

Interest Income—Investments

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Interest income—investments:
Short-term investments	$105	$100	$5	5.0%
Investment securities available-for-sale	6,297	7,600	(1,303)	-17.1%
Restricted equity securities	195	45	150	333.3%

Total interest income—investments	$6,597	$7,745	$(1,148)	-14.8%

        Total investment income (consisting of interest on short-term investments, investment securities available-for-sale and restricted equity securities) was $6.6 million for 2011 compared to $7.7 million for 2010. This decrease in total investment income of $1.1 million, or 14.8%, was attributable to a decrease in the average balance of investments of $6.8 million. The yield on total investments was 1.70% for

2011 as compared to 1.94% for 2010. The decrease in yield on investments from 2010 to 2011 reflects the rapid paydown of higher coupon MBSs and CMOs, which were replaced by lower yielding securities.

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$216	$152	$64	42.1%
Savings accounts	942	814	128	15.7%
Money market accounts	7,626	6,546	1,080	16.5%
Certificates of deposit	10,973	13,908	(2,935)	-21.1%

Total interest expense—deposits	19,757	21,420	(1,663)	-7.8%

Borrowed funds:
Advances from the FHLBB	10,454	13,143	(2,689)	-20.5%
Other borrowed funds	125	4	121	3025.0%

Total interest expense—borrowed funds	10,579	13,147	(2,568)	-19.5%

Total interest expense	$30,336	$34,567	$(4,231)	-12.2%

  Deposits

        The addition of $212.2 million of deposits from First Ipswich on February 28, 2011 and the Company's reduction in rates offered on certificates of deposits contributed significantly to the Company's decline in the cost of interest-bearing deposits from 1.33% in 2010 to 1.02% in 2011.

        Included in the 2011 cost of interest-bearing deposits was $0.2 million, or 1 basis point, of purchase accounting amortization. Increases in total deposits increased interest expense by $2.9 million, which was offset by the $4.5 million decrease in deposit-related interest expense resulting from the decrease in interest rates. To this end, the growth in interest-bearing deposit average balances of $314.6 billion, or 19.5%, during 2011 was attributable to money market accounts (average balance up $220.5 million, or 36.1%), savings accounts (average balance up $53.8 million, or 51.9%) certificates of deposit (average balance up $21.0 million, or 2.7%) and NOW accounts (average balance up $19.2 million, or 17.9%).

  Borrowed Funds

        Interest paid on borrowed funds decreased by $2.6 million, or 19.5%. Decreases in 2011 borrowing rates resulted in a reduction in debt-related interest expense of $2.4 million, coupled with a $0.3 million decrease in interest expense due to reduced FHLBB advances.

        The average balance of borrowed funds decreased as compared to the prior year, with a decreases in advances from the FHLBB (down $9.1 million, or 2.1%) offset by an increase in other borrowings (up $5.9 million, or 339.5%). Overall, the cost of non-deposit borrowings decreased 58 basis points in 2011 to 2.51%, compared to 3.09% in the prior year, reflecting the decline in market interest rates experienced in 2011.

Provision for Credit Losses

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$3,109	$1,046	$2,063	197.2%
Commercial	1,147	1,420	(273)	-19.2%
Indirect automobile	123	1,451	(1,328)	-91.5%
Consumer	(57)	94	(151)	-160.6%
Unallocated	(366)	(215)	(151)	70.2%

Total provision for loan and lease losses	$3,956	$3,796	160	4.2%
Unfunded credit commitments	(325)	—	(325)	*

Total provision for credit losses	$3,631	$3,796	$(165)	-4.3%

*
Not meaningful.

        The provision for credit losses was $4.0 million for 2011, compared to $3.8 million for 2010. The ratio of the allowance for loan and lease losses to total loans was 1.17% as of December 31, 2011, compared to 1.32% at the prior year-end and the decrease was primarily due to the impact of the acquisition of First Ipswich. Net charge-offs for 2011 were $1.9 million compared to $5.2 million for 2010.

        The provision for credit losses in commercial real estate increased by $2.1 million, or 197.2%, from $1.0 million for 2010 to $3.1 million for 2011. The increase was driven by the 27% rate of growth of loans outstanding in 2011, the increase in loans delinquent over 30 days from $5.7 million (0.57% of loans outstanding) at December 31, 2010 to $9.4 million (0.74%) at December 31, 2011, and the increase in the total of loans on watch, restructured loans and nonaccrual loans from $7.2 million at December 31, 2011 to $26.2 million at December 31, 2011. The provision for credit losses in indirect automobile decreased to $0.1 million from $1.5 million. The decrease was due to a reduction in the net charge-offs over the past year and it was determined that the risk in the portfolio was less than prior year.

        The liability for unfunded credit commitments, which is included in other liabilities, was $0.8 million at December 31, 2011 and $1.1 million at December 31, 2010. During the year ended December 31, 2011, the liability for unfunded credit commitments decreased by $0.3 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in 2011 or 2010.

Non-Interest Income

        Total non-interest income increased by $2.7 million, or 114.9%, from $2.4 million in 2010 to $5.1 million in 2011, largely as a result of increase in fee income generated by First Ipswich.

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Fees, charges and other income	$5,653	$3,038	$2,615	86.1%
Loss from investments in affordable housing	(671)	—	(671)	*
Penalty from prepayment of borrowed funds	—	(1,468)	1,468	*
Net gain on sales of securities	80	834	(754)	-90.4%
Loss on impairment of securities	—	(49)	49	*

Total non-interest income	$5,062	$2,355	$2,707	114.9%

*
Not meaningful.

        The following table sets forth the Company's fee income in more detail for the periods indicated:

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Deposit fees	$2,715	$2,147	$568	26.5%
Investment and insurance fees	174	44	130	295.5%
Loan and lease fees	1,725	785	940	119.7%
Other fees and other income	1,039	62	977	1575.8%

Total fees, charges and other income	$5,653	$3,038	$2,615	86.1%

        The 2011 results included a loss from investments in affordable housing of $0.7 million, which was offset by an increase in related tax benefits of $0.1 million. In 2010, the Company had $39.9 million of borrowings from the FHLBB that were prepaid, resulting in penalties charged to income of $1.5 million. There were no prepayment penalties incurred in 2011.

        Investment securities (primarily equity securities) were sold in the first quarter of 2011 at a gain of $0.1 million compared to a gain of $0.8 million in the second quarter of 2010. Impairment losses on securities (net of non-credit losses) were $49,000 in 2010.

Non-Interest Expense

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Compensation and employee benefits	$30,789	$22,935	$7,854	34.2%
Occupancy	6,138	4,588	1,550	33.8%
Equipment and data processing	9,144	7,518	1,626	21.6%
Professional services	5,375	3,718	1,657	44.6%
FDIC insurance	1,746	1,674	72	4.3%
Advertising and marketing	1,376	1,224	152	12.4%
Amortization of identified intangible assets	1,570	1,224	346	28.3%
Write-down of other real estate owned	719	—	719	*
Other	6,068	5,306	762	14.4%

Total non-interest expense	$62,925	$48,187	$14,738	30.6%

*
Not meaningful.

        Non-interest expenses for 2011 increased 30.6% to $62.9 million. The acquisition of First Ipswich contributed $12.0 million of the $14.7 million increase in non-interest expenses in 2011.

        Compensation and employee benefits increased $7.9 million, or 34.2%, largely due to an expansion of the workforce with the acquisition of First Ipswich and increased bonus expense. Professional service fees increased $1.7 million, or 44.6%, mainly driven by the acquisition of First Ipswich and the merger-related expenses associated with the acquisition of BankRI. Equipment and data processing costs increased $1.6 million, or 21.6%, and occupancy costs increased $1.6 million, or 33.8%, compared to 2010. Additionally, FDIC insurance costs increased $0.1 million, or 4.3%, advertising and marketing increased $0.2 million, or 12.4%, amortization of identified intangible assets increased $0.3 million, or 28.3%, and other expenses increased $0.8 million, or 14.4%. In the third quarter 2011, the Company incurred a write-down of $0.7 million resulting from a property acquired through foreclosure that was under construction.

Income Tax Expense

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
	(Dollars in Thousands)
Income before provision for income taxes	$48,705	$46,797	$1,908	4.1%
Provision for income taxes	19,886	19,156	730	3.8%

Net income	$28,819	$27,641	$1,178	4.3%

Effective tax rate	40.8%	40.9%	N/A	-0.3%

        The Company recorded income tax expense of $19.9 million for 2011, compared to $19.2 million for 2010. This represented total effective tax rates of 40.8% and 40.9%, respectively.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Market risk is the risk that the market value or estimated fair value of the Company's assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that the Company's net income will be significantly reduced by interest-rate changes.

Interest-Rate Risk

        The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve risk, basis risk, and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company's assets and liabilities. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company's assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity often at a time of disadvantage to person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.

Asset/Liability Management

        Market risk and interest-rate risk management is governed by the Company's Asset/Liability Committee ("ALCO"). The ALCO establishes exposure limits that define the Company's tolerance for interest-rate risk. The Asset/Liability Committee and Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company's potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, and the market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves, and general market volatility.

        Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at December 31, 2012 or 2011. See Note 12, "Derivatives and Hedging Activities," to the consolidated financial statements.

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

        The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive at December 31, 2012.

        As of December 31, 2012, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate shocks on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2012		December 31, 2011
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 200 basis points	$1,513	0.86%	$2,174	1.88%
Up 100 basis points	713	0.41%	1,388	1.20%
Down 100 basis points	(39)	-0.02%	964	0.83%

        The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2012.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets(1):
Short-term investments	$60,434	$—	$—	$—	$—	$60,434
Weighted average rate	0.24%	—	—	—	—	0.24%
Debt securities(2)	160,065	85,891	59,033	83,863	121,204	510,056
Weighted average rate	1.70%	1.78%	1.88%	1.94%	2.19%	1.89%
Commercial real estate loans(3)	625,506	292,825	273,227	575,443	217,467	1,984,468
Weighted average rate	4.26%	4.95%	4.98%	4.47%	4.36%	4.53%
Commercial loans(3)	403,954	121,891	105,452	171,491	70,119	872,907
Weighted average rate	5.49%	7.30%	6.77%	6.26%	5.13%	6.02%
Auto loans(3)	250,785	173,267	91,045	15,250	102	530,449
Weighted average rate	4.65%	4.26%	4.03%	3.87%	0.00%	4.39%
Consumer loans(3)	424,752	94,520	79,055	151,568	36,326	786,221
Weighted average rate	3.61%	4.59%	4.48%	4.00%	3.17%	3.87%

Total interest-earning assets	1,925,496	768,394	607,812	997,615	445,218	4,744,535
Weighted average rate	4.09%	4.76%	4.78%	4.49%	3.80%	4.34%

Interest-bearing liabilities(1):
NOW accounts	760	—	—	—	220,550	221,310
Weighted average rate	0.75%	—	—	—	0.09%	0.09%
Savings accounts	—	—	—	—	516,903	516,903
Weighted average rate	—	—	—	—	0.29%	0.29%
Money market savings accounts	1,251,902	—	—	—	—	1,251,902
Weighted average rate	0.66%	—	—	—	0.00%	0.66%
Certificates of deposit(3)	748,505	159,746	34,392	68,371	894	1,011,908
Weighted average rate	0.93%	1.09%	2.05%	1.92%	0.00%	1.06%
Borrowed funds(3)	426,666	49,158	111,309	198,117	56,134	841,384
Weighted average rate	1.04%	2.30%	1.11%	3.64%	2.75%	1.85%

Total interest-bearing liabilities	2,427,833	208,904	145,701	266,488	794,481	3,843,407
Weighted average rate	0.81%	1.38%	1.33%	3.20%	0.41%	0.94%

Interest sensitivity gap(4)	$(502,337)	$559,490	$462,111	$731,127	$(349,263)	$901,128

Cumulative interest sensitivity gap	$(502,337)	$57,153	$519,264	$1,250,391	$901,128

Cumulative interest sensitivity gap as a percentage of total assets	(9.76)%	1.11%	10.09%	24.29%	17.51%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(10.59)%	1.20%	10.94%	26.35%	18.99%

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

(3)
For purposes of the gap analysis, the allowance for loan and lease losses, deferred loan origination costs and fair value adjustments are excluded.

(4)
Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

        At December 31, 2012, interest-earning assets maturing or repricing within one year amounted to $1.9 billion and interest-bearing liabilities maturing or repricing within one year amounted to $2.4 billion, resulting in a cumulative one-year negative gap position of $502.3 million, or 9.76% of total assets. At December 31, 2011, the Company had a cumulative one-year negative gap position of

$683.9 million, or 20.73% of total assets. The change in the cumulative one-year gap position from the end of 2011 was due primarily to the acquisition of BankRI, which added longer term FHLB advances and the addition of incremental core deposits.

        Interest rates paid on NOW accounts, savings accounts and money market accounts are subject to change at any time and such deposits are immediately withdrawable. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the FRB adjusted its benchmark federal funds rate.

        Management views NOW and savings accounts to be less sensitive to interest rates than money market accounts and these accounts are therefore characterized as stable long-term funding sensitive beyond five years. Management views money market accounts to be more volatile deposits and these accounts are therefore characterized as sensitive to changes in interest rates within the first year.

        The Company's cumulative positive interest sensitivity gap of assets and liabilities with expected maturities of more than three years changed from $648.0 million, or 19.64% of total assets, at December 31, 2011 to $381.9 million, or 7.4% of total assets, at December 31, 2012.

Other Market Risks

        Included in the Company's investment portfolio at December 31, 2012 were marketable equity securities with a market value of $1.3 million. That amount includes net unrealized gains of $0.9 million. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

        The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

        The following financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In conjunction with the Company's core systems conversions and its ongoing consolidation of its subsidiary banks' back-office operations, shared services, policies and procedures, the Company continues to focus on consolidating and enhancing internal controls over financial reporting. There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company's internal control over financial reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a—15(f). The Company's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. In addition, the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm.

        Management's Report on Internal Control Over Financial Reporting as of December 31, 2012 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.

Item 9B.    Other Information

  None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders ("2013 Proxy Statement").

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to 2013 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
(1)
Financial Statements

    All financial statements are included in Item 8 of Part II of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

    All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.

  (3)
  Exhibits

    The exhibits listed in paragraph (b) below are filed herewith or incorporated herein by reference to other filings.

(b)
Exhibits

 EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Bancorp Rhode Island, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 22, 2011)
3.1
Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 (included in Exhibit 2) of the Registration Statement on Form S-1 filed by the Company on April 10, 2002 (Registration No. 333-85980))
3.2	Amended and Restated Bylaws of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.02 of the Company's Current Report on Form 8-K filed on January 10, 2013)

Exhibit	Description
4	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed by the Company on April 10, 2002 (Registration No. 333-85980))
10.1+	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Company on November 18, 1997 (Registration No. 333-40471))
10.2+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 11, 2008)
10.3+
Supplemental Retirement Income Agreement with Charles H. Peck (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Company on November 18, 1997 (Registration No. 333-40471))
10.3.1+
Amendment No. 2 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed on February 28, 2007)
10.3.2+
Amendment No. 3 to the Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.2 of the Company's Current Report on Form 8-K filed on December 18, 2008)
10.3.3+
2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.3 of the Company's Current Report on Form 8-K filed on December 18, 2008)
10.4+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.5+	Brookline Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement filed on July 23, 2003)
10.6+	Brookline Bancorp, Inc. 2003 Recognition and Retention Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed on July 23, 2003)
10.7+	Brookline Bancorp, Inc. 2011 Restricted Stock Plan (incorporated by reference to Appendix A of the Company's Proxy Statement filed on March 17, 2011)
10.8+
Amendment to Employment Agreement, dated as of December 15, 2005, by and among Brookline Bank, Brookline Bancorp, Inc. and Charles H. Peck (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on May 3, 2006)
10.9+
Employment Agreement, dated as of April 11, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed on April 15, 2011)
10.10+
Retirement Agreement, dated as of December 23, 2010, by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed on December 27, 2010)
10.11+
Employment Letter Agreement, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Mark J. Meiklejohn (incorporated by reference to Exhibit 10.3 of Pre-effective Amendment No. 2 of the Registration Statement on Form S-4 filed by the Company on July 25, 2011 (Registration Number 333-174731))

Exhibit	Description
10.12+	Change in Control Agreement, dated as of January 1, 2010, by and between M. Robert Rose and Brookline Bank (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company's Annual Report on Form 10-K filed on June 2, 2011)
10.13+
Change in Control Agreement, dated as of September 26, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Julie A. Gerschick (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 27, 2011)
10.14+
Release, Consulting and Non-Competition Agreement, dated as of April 19, 2011, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.1 of Bancorp Rhode Island, Inc.'s Current Report on Form 8-K dated April 22, 2011)
10.15+
Amendment to Release, Consulting and Non-Competition Agreement, dated as of January 1, 2012, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 3, 2012)
21	Subsidiaries of the Registrant (incorporated by reference in Part I, Item 1. "Business—General" of this Annual Report on Form 10-K)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Rule 13a-14(b) Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 were formatted in xBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith

**
Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the xBRL related information in Exhibit 101 of this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

+
Management contract or compensatory plan or agreement
(c)
Other Required Financial Statements and Schedules

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2013	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT Paul A. Perrault President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer) Date: March 1, 2013	By:	/s/ JULIE A. GERSCHICK Julie A. Gerschick, Chief Financial Officer (Principal Financial and Accounting Officer) Date: March 1, 2013
By:	/s/ DAVID C. CHAPIN David C. Chapin, Director Date: March 1, 2013	By:	/s/ CHARLES H. PECK Charles H. Peck, Director Date: March 1, 2013
By:	/s/ JOHN J. DOYLE, JR. John J. Doyle, Jr., Director Date: March 1, 2013	By:	/s/ MERRILL W. SHERMAN Merrill W. Sherman, Director Date: March 1, 2013
By:	/s/ JOHN A. HACKETT John A. Hackett, Director Date: March 1, 2013	By:	/s/ JOSEPH J. SLOTNIK Joseph J. Slotnik, Chairman and Director Date: March 1, 2013
By:	/s/ JOHN L. HALL, II John L. Hall, II, Director Date: March 1, 2013	By:	/s/ ROSAMOND B. VAULE Rosamond B. Vaule, Director Date: March 1, 2013
By:	/s/ THOMAS J. HOLLISTER Thomas J. Hollister, Director Date: March 1, 2013	By:	/s/ PETER O. WILDE Peter O. Wilde, Director Date: March 1, 2013
By:	/s/ BOGDAN NOWAK Bogdan Nowak, Director Date: March 1, 2013

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

        All internal control systems, no matter how well-designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

        Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ JULIE A. GERSCHICK
Paul A. Perrault	Julie A. Gerschick
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

        We have audited Brookline Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brookline Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Brookline Bancorp, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

                                                                                             /s/ KPMG LLP

Boston, Massachusetts
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brookline Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brookline Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                                                                             /s/ KPMG LLP

Boston, Massachusetts
March 1, 2013

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2012	2011
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks (Note 3)	$78,441	$56,513
Short-term investments (Note 3)	38,656	49,783

Total cash and cash equivalents	117,097	106,296

Investment securities available-for-sale (amortized cost of $475,946 and $214,555, respectively) (Note 4)	481,323	217,431
Restricted equity securities (Note 5)	68,661	39,283
Investment securities held-to-maturity (Note 5)	500	—

Total securities	550,484	256,714

Total loans and leases (Note 6)	4,178,945	2,720,821
Allowance for loan and lease losses (Note 7)	(41,152)	(31,703)

Net loans and leases	4,137,793	2,689,118

Premises and equipment, net of accumulated depreciation and amortization of $38,985 and $19,726, respectively (Note 8)	70,791	38,495
Deferred tax asset (Note 13)	27,197	12,681
Goodwill, net (Note 2)	137,890	45,799
Identified intangible assets, net of accumulated amortization of $18,272 and $12,650, respectively (Note 2)	21,510	5,214
Other real estate owned and repossessed assets, net	1,491	1,266
Monies in escrow—Bancorp Rhode Island, Inc. acquisition (Note 2)	—	112,983
Other assets (Note 9)	83,281	30,447

Total assets	$5,147,534	$3,299,013

LIABILITIES AND EQUITY
Deposits (Note 10):
Non-interest-bearing deposits:
Demand checking accounts	$623,274	$225,284

Interest-bearing deposits:
NOW accounts	212,858	110,220
Savings accounts	515,367	164,744
Money market accounts	1,253,819	946,411
Certificate of deposit accounts	1,010,941	805,672

Total interest-bearing deposits	2,992,985	2,027,047

Total deposits	3,616,259	2,252,331

Borrowed funds (Note 11):
Advances from the FHLBB	790,865	498,570
Other borrowed funds	63,104	8,349

Total borrowed funds	853,969	506,919

Mortgagors' escrow accounts	6,946	6,513
Accrued expenses and other liabilities	54,551	26,248

Total liabilities	4,531,725	2,792,011

Commitments and contingencies (Note 14)
Equity:
Brookline Bancorp, Inc. stockholders' equity (Note 15):
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,749,825 shares and 64,597,180 shares issued, respectively	754	644
Additional paid-in capital	618,429	525,171
Retained earnings, partially restricted	53,358	39,993
Accumulated other comprehensive income	3,483	1,963
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 333,918 shares and 378,215 shares, respectively	(1,820)	(2,062)

Total Brookline Bancorp, Inc. stockholders' equity	612,097	503,602
Noncontrolling interest in subsidiary	3,712	3,400

Total equity	615,809	507,002

Total liabilities and equity	$5,147,534	$3,299,013

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$203,711	$133,938	$123,247
Debt securities	8,551	6,297	7,601
Short-term investments	208	105	100
Marketable and restricted equity securities	730	195	44

Total interest and dividend income	213,200	140,535	130,992

Interest expense:
Deposits	21,432	19,757	21,420
Borrowed funds and subordinated debt	14,400	10,579	13,147

Total interest expense	35,832	30,336	34,567

Net interest income	177,368	110,199	96,425
Provision for credit losses (Note 7)	15,888	3,631	3,796

Net interest income after provision for credit losses	161,480	106,568	92,629

Non-interest income:
Fees, charges and other income	16,475	5,653	3,038
Loss from investments in affordable housing projects	(694)	(671)	—
Penalty from prepayment of borrowed funds	—	—	(1,468)
Gain on sales of securities, net (Note 4)	926	80	834
Loss on impairment of securities	—	—	(49)
Gain on sales of leases	1,898	—	—

Total non-interest income	18,605	5,062	2,355

Non-interest expense:
Compensation and employee benefits	58,830	30,789	22,935
Occupancy	10,611	6,138	4,588
Equipment and data processing	14,540	9,144	7,518
Professional services	12,475	5,375	3,718
FDIC insurance	4,212	1,746	1,674
Advertising and marketing	2,984	1,376	1,224
Amortization of identified intangible assets	5,622	1,570	1,224
Other	11,101	6,787	5,306

Total non-interest expense	120,375	62,925	48,187

Income before income taxes	59,710	48,705	46,797
Provision for income taxes	21,341	19,886	19,156

Net income	38,369	28,819	27,641
Less net income attributable to noncontrolling interest in subsidiary	1,227	1,219	769

Net income attributable to Brookline Bancorp, Inc.	$37,142	$27,600	$26,872

Earnings per common share (Note 17):
Basic	$0.53	$0.47	$0.46
Diluted	0.53	0.47	0.46
Weighted average common shares outstanding during the year:
Basic	69,702,417	58,633,627	58,578,599
Diluted	69,746,256	58,636,431	58,583,185
Dividends declared per common share	$0.34	$0.34	$0.34

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$38,369	$28,819	$27,641

Other comprehensive income (loss), net of taxes:
Investment securities available-for-sale:
Unrealized securities holding gains (losses) excluding non-credit gain (loss) on impairment of securities	3,396	(488)	1,143
Non-credit gain (loss) on impairment of securities	34	11	(38)

Net unrealized securities holding gains (losses) before income taxes	3,430	(477)	1,105
Income tax (expense) benefit	(1,308)	177	(404)

Net unrealized securities holding gains (losses)	2,122	(300)	701
Less reclassification adjustment for securities gains included in net income:
Gain on sales of securities, net	926	80	834
Impairment loss on securities	—	—	(49)
Income tax expense	(328)	(29)	(282)

Net reclassification adjustments for securities gains included in net income	598	51	503

Total investment securities available-for-sale	1,524	(351)	198
Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(10)	(57)	(88)
Income tax benefit	6	23	37

Net adjustment of accumulated obligation for postretirement benefits	(4)	(34)	(51)
Net other comprehensive income (loss)	1,520	(385)	147

Comprehensive income	39,889	28,434	27,788
Less net income attributable to noncontrolling interest in subsidiary	1,227	1,219	769

Comprehensive income attributable to Brookline Bancorp, Inc.	$38,662	$27,215	$27,019

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
Year Ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands)
Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002
Net income attributable to Brookline Bancorp, Inc.	—	—	37,142	—	—	—	37,142	—	37,142
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,227	1,227
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(915)	(915)
Issuance of shares of common stock (10,997,840 shares)	110	92,712	—	—	—	—	92,822	—	92,822
Other comprehensive income	—	—	—	1,520	—	—	1,520	—	1,520
Common stock dividends of $0.34 per share	—	—	(23,777)	—	—	—	(23,777)	—	(23,777)
Compensation under recognition and retention plan	—	546	—	—	—	—	546	—	546
Common stock held by ESOP committed to be released (44,292 shares)	—	—	—	—	—	242	242	—	242

Balance at December 31, 2012	$754	$618,429	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Year Ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands)
Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948
Net income attributable to Brookline Bancorp, Inc.	—	—	27,600	—	—	—	27,600	—	27,600
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,219	1,219
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(585)	(585)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	102	102
Minority owners' interest in deferred tax asset related to subsidiary	—	—	—	—	—	—	—	159	159
Other comprehensive loss	—	—	—	(385)	—	—	(385)	—	(385)
Common stock dividends of $0.34 per share	—	—	(19,964)	—	—	—	(19,964)	—	(19,964)
Expense of stock options granted	—	47	—	—	—	—	47	—	47
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	79	—	—	—	—	79	—	79
Compensation under recognition and retention plans	—	364	—	—	—	—	364	—	364
Common stock held by ESOP committed to be released (46,207 shares)	—	166	—	—	—	252	418	—	418

Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Year Ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands)
Balance at December 31, 2009	$644	$523,736	$25,420	$2,201	$(62,107)	$(2,577)	$487,317	$2,106	$489,423
Net income attributable to Brookline Bancorp, Inc.	—	—	26,872	—	—	—	26,872	—	26,872
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	769	769
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(481)	(481)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	111	111
Other comprehensive income	—	—	—	147	—	—	147	—	147
Common stock dividends of $0.34 per share	—	—	(19,935)	—	—	—	(19,935)	—	(19,935)
Expense of stock options granted	—	291	—	—	—	—	291	—	291
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	130	—	—	—	—	130	—	130
Compensation under recognition and retention plans	—	139	—	—	—	—	139	—	139
Common stock held by ESOP committed to be released (48,182 shares)	—	219	—	—	—	263	482	—	482

Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$37,142	$27,600	$26,872
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,227	1,219	769
Provision for credit losses	15,888	3,631	3,796
Deferred income tax expense (benefit)	663	784	(113)
Depreciation of premises and equipment	3,733	2,061	1,590
Amortization of securities premiums and discounts, net	4,486	2,344	2,171
Amortization of deferred loan and lease origination costs, net	10,121	9,775	9,416
Amortization of identified intangible assets	5,622	1,570	1,224
(Accretion) amortization of acquisition fair value adjustments, net	(12,121)	658	(11)
Gain on sale of loans and leases	(1,898)	—	—
Gain on sale of securities	(926)	(80)	(834)
Loss on impairment of securities	—	—	49
Write-down of other real estate owned and repossessed assets	73	869	243
Compensation under recognition and retention plans	546	364	139
Expense of employee stock plans, net of income tax	625	126	421
ESOP shares committed to be released	242	418	482
Net change in:
Loans held for sale	2,025	(5,260)	—
Cash surrender value of bank-owned life insurance	(1,165)	—	—
Other assets	(11,121)	(3,426)	(4,234)
Accrued expenses and other liabilities	2,577	1,869	(875)

Net cash provided from operating activities	57,739	44,522	41,105

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	166,201	124	2,537
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	207,512	145,374	181,326
Purchases of securities available-for-sale	(326,104)	(45,361)	(196,308)
Proceeds from principal repayments of securities held-to-maturity	—	—	26
Purchase of restricted-equity and other securities	(15,505)	—	—
Proceeds from sales of loans and leases	21,904	—	—
Net increase in loans and leases	(352,893)	(273,394)	(103,837)
Acquisitions, net of cash and cash equivalents acquired	(89,258)	5,792	—
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	112,983	(112,983)	—
Purchase of premises and equipment	(23,664)	(19,910)	(2,095)
Proceeds from redemption of restricted securities (FHLBB stock)	2,003	—	—
Proceeds from sales of other real estate owned	1,572	1,711	—

Net cash used in investing activities	(295,249)	(298,647)	(118,351)

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	$312,644	$273,693	$218,819
Decrease in certificates of deposit	(80,879)	(44,734)	(41,607)
Proceeds from FHLBB advances	3,007,883	3,973,549	276,400
Repayment of FHLBB advances	(2,992,101)	(3,865,689)	(369,579)
Proceeds from payment of federal funds purchased	—	(13,000)	13,000
Repayment of subordinated debt	—	(13,000)	—
Increase in other borrowed funds	25,023	4,018	—
Increase (decrease) in mortgagors' escrow accounts	433	123	(95)
Payment of dividends on common stock	(23,777)	(19,964)	(19,935)
Payment of dividends to owners of noncontrolling interest in subsidiary	(915)	(585)	(481)
Purchase of additonal ownership interest in subsidiary	—	102	111

Net cash provided from financing activities	248,311	294,513	76,633

Net increase (decrease) in cash and cash equivalents	10,801	40,388	(613)
Cash and cash equivalents at beginning of year	106,296	65,908	66,521

Cash and cash equivalents at end of year	$117,097	$106,296	$65,908

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$40,682	$32,029	$35,014
Income taxes	20,570	20,607	20,333
Non-cash investing activities:
Transfer from loans to other real estate owned	$386	$2,536	$—
Transfer of securities from held-to-maturity to available-for-sale	—	—	86
Acquisition of Bancorp Rhode Island:
Fair value of assets acquired, net of cash and cash equivalents acquired	$1,571,817	$—	$—
Fair value of liabilities assumed	1,481,535	—	—
Acquisition of First Ipswich Bancorp:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$246,186	$—
Fair value of liabilities assumed	—	251,978	—

See accompanying notes to the consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(1) Basis of Presentation

Overview

        Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island ("BankRI"), a Rhode Island-chartered bank; and First Ipswich Bank ("First Ipswich" and formerly known as the First National Bank of Ipswich), a Massachusetts-chartered trust company (collectively referred to as the "Banks"). The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

        Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 22 full-service banking offices in Brookline, Massachusetts and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation ("Macrolease"), Acorn Insurance Agency and BRI Realty Corp., operates 18 full-service banking offices in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

        The Company's activities include acceptance of commercial business and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small- and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, and Macrolease, which is based in Plainview, New York.

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

        The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor for all three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund ("DIF"), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

Basis of Financial Statement Presentation

        The Company's consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") as set forth by the Financial Accounting Standards Board ("FASB") in its Accounting Standards Codification and through the rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of federal securities laws.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

        In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans, the review of goodwill and intangibles for impairment, income tax accounting and status of contingencies.

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

Reclassification

        Certain previously reported amounts have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents

        For purposes of reporting asset balances and cash flows, cash and cash equivalents includes cash on hand and due from banks (including cash items in process of clearing), interest-bearing deposits with banks, federal funds sold, money market mutual funds and other short-term investments with original maturities of three months or less.

Investment Securities

        Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available for sale," "held to maturity," or "trading." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity and debt securities that are traded in the market are discussed in more detail in "Unrestricted Securities" below. Equity investments in the Federal Home Loan Bank of Boston ("FHLBB") and the Federal Reserve Bank of Boston are discussed in more detail in Note 5, "Restricted Equity Securities."

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

  Unrestricted Securities

        Securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss.

        Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and are recorded in non-interest income. Interest and dividends on securities are recorded using the accrual method. Premiums and discounts on securities are amortized or accreted into interest income using the level-yield method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs"). These estimates of prepayment assumptions are made based upon the actual performance of the underlying security, current interest rates, the general market consensus regarding changes in mortgage interest rates, the contractual repayment terms of the underlying loans, the priority rights of the investors to the cash flows from the mortgage securities and other economic conditions. When differences arise between anticipated prepayments and actual prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Unamortized premium or discount is adjusted to the amount that would have existed had the new effective yield been applied since purchase, with a corresponding charge or credit to interest income.

        Management evaluates securities for other-than-temporary impairment ("OTTI") on a periodic basis. Factors considered in determining whether an impairment is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

  Restricted Securities

        The Company owns investments in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased at par and is redeemable at par.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

Loans

  Originated Loans

        Loans the Company originates for the portfolio, and for which it has the intent and ability to hold to maturity, are reported at amortized cost, inclusive of deferred loan origination fees and expenses, less unadvanced funds due borrowers on loans and the allowance for loan and lease losses.

        Interest income on loans and leases originated for the portfolio is accrued on unpaid principal balances as earned. Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method. Deferred loan origination costs include payments to dealers originating indirect automobile loans. The difference between the rate charged by a dealer to originate an indirect automobile loan and the "buy rate," or the rate earned by the Company, is referred to as the "spread." The computed dollar value of the spread paid to a dealer is amortized as a charge to income over the life of the loan on a level-yield basis. Deferred amounts are recognized for fixed-rate loans over the contractual life of the loans and for adjustable-rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at the origination date. If a loan is prepaid, the unamortized portion of the loan origination costs, including those indirect-automobile-related costs not subject to rebate from the dealer, is charged to income.

  Mortgage Loans Held-for-Sale

        Management identifies and designates certain newly originated residential mortgage loans for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are included in the determination of the gain or loss on sale.

  Acquired Loans

        Acquired loans are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan and lease losses.

        For loans that meet the criteria stipulated in ASC 310-30, the Company shall recognize the accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan's contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference shall not be recognized as an adjustment of yield, a loss accrual, or a valuation allowance. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan and lease losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable discount, with such amount reclassified as part of the accretable yield and subsequently recognized in interest income over the remaining lives of the acquired loans on a level-yield basis if the amount and timing of future cash flows is reasonably estimable.

        For loans that meet the criteria stipulated in ASC 310-20, the Company shall amortize/accrete into interest income the premium/discount determined at the date of purchase on a level-yield basis over

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

the life of the loan. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan and lease losses are similar to originated loans.

        Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield.

        As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan and lease losses recognized subsequent to acquisition. Loans accounted for under ASC 310-20 are placed on nonaccrual status when past due in accordance with the Company's nonaccrual policy, and any accretion of discount is discontinued.

        Subsequent to acquisition the estimate of cash flows expected to be collected on loans accounted for in accordance with ASC 310-20 is periodically re-assessed. These re-assessments involve the use of key assumptions and estimates, similar to those used in the initial estimate of fair value. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan and lease losses by a charge to the provision for credit losses. An increase in expected cash flows in subsequent periods reduces any previously established allowance for loan and lease losses by the increase in the present value of cash flows expected to be collected and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of the accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

Loan and Lease Participations

        The Company periodically enters into loan and lease participations with third parties. In accordance with GAAP, these participations are accounted for as sales and, therefore, are not included in the Company's consolidated financial statements. In some cases, the Company has continuing involvement with the loan and lease participations in the form of servicing. Servicing of the loan and lease participations typically involves collecting principal and interest payments and monitoring delinquencies on behalf of the assigned party of the participation

Nonperforming Loans

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

  Impaired Loans

        A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller-balance, homogeneous loans that are evaluated collectively for impairment, such as indirect automobile, residential, home equity and other consumer loans are specifically excluded from the impaired loan portfolio except where the loan is classified as a troubled debt restructuring. The Company has defined the population of impaired loans to include nonaccrual loans and troubled debt restructured loans.

        The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent and its payment is expected solely based on the underlying collateral.

        Interest collected on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectability of principal. If management does not consider a loan ultimately collectable within an acceptable time frame, payments are applied as principal to reduce the loan balance. If full collection of the remaining recorded investment should subsequently occur, interest receipts are recorded as interest income on a cash basis.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

  Troubled Debt Restructured Loans

        In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, if the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.

        Modifications may include interest-rate reductions, short-term (defined as one year or less) changes in payment structure to interest-only payments, short-term extensions of the loan's original contractual term or, less frequently, principal forgiveness, interest capitalization, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Typically, troubled debt restructurings are placed on nonaccrual status and reported as nonperforming loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms; however, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

        Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time of the loan agreement is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if they are in compliance with the modified terms.

Allowance for Loan and Lease Losses

        Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Losses on loans and leases are deducted from the allowance when all or a portion of a loan or lease is considered uncollectable. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized.

        The allowance for loan and lease losses consists of general, specific and unallocated reserves and reflects management's estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan category, including commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans; with each of these categories further segregated into classes. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.

        The process to determine the allowance for loan and lease losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolio categories and the effect

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

of relevant internal and external factors. The reasonableness of prior judgments is evaluated on a quarterly basis by comparison of estimated loan and lease losses to loan and lease losses actually incurred. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to change the allowance based on their judgments of information available to them at the time of their examination.

  General Allowance

        The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates. Other relevant qualitative factors include, but are not limited to, historic levels and trends in loan charge-offs and recoveries; past-due loans; risk-rated loans; classified loans and impaired loans; the pace of loan growth; underwriting policies and adherence to such policies; changes in credit concentration; the experience of lending personnel and management; trends in the economy and employment; business conditions; industry conditions; and political, legislative and regulatory changes. The general allowance related to the acquired loans collectively evaluated for impairment are determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.

  Specific Allowance

        Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected further cash flows since acquisitions or, in the case of collateral dependent impaired loans, if any increase in the excess of a loan's book balance and the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as deemed necessary.

  Unallocated Allowance

        Determination of the unallocated portion of the allowance is a subjective process. Management believes the unallocated allowance is an important component of the total allowance because it addresses the probable inherent risk of loss that exists in that part of the Company's loan portfolio with repayment terms that extend over many years. It also helps to minimize the risk related to the margin of imprecision inherent in the estimation of the allocated components of the allowance. The Company has not allocated the unallocated portion of the allowance to the various loan categories and classes because such an allocation would imply a degree of precision that does not exist.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

  Liability for Unfunded Commitments

        In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses.

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

        Costs related to internal-use software development projects that provide significant new functionality are capitalized. Internal-use software is software acquired, internally developed, or modified solely to meet the Company's needs and for which there is no plan to market the software externally. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the remaining estimated life of the software. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred.

Bank-Owned Life Insurance

        The Company acquired bank-owned life insurance ("BOLI") plans as part of its acquisitions of First Ipswich and BankRI. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI and First Ipswich are the beneficiaries of their respective plans. BankRI and First Ipswich utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including their retirement obligations, including BankRI's Supplemental Executive Retirement Plans ("SERPs").

        Since BankRI and First Ipswich are the primary beneficiaries of their respective insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital plus reserves.

Goodwill and Other Identified Intangible Assets

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization. Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is less than its carrying amount. Pursuant to FASB Accounting Standards Update ("ASU") 2011-08, adopted in January 2012, if the Company concludes that it is not more likely than not that the fair value of an acquired asset is less than its carrying amount, no further testing is necessary. If, however, the Company concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.

        For business combinations completed prior to January 1, 2009, the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Acquisition-related transaction costs were recorded as part of the acquisition cost and an allocated allowance for loan and lease losses was recorded. For business combinations completed on or after January 1, 2009, assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. Acquired loans are recorded at fair value as of the acquisition date without recognition of allowance for loan and lease losses.

Other Real Estate Owned and Repossessed Assets

        OREO consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings. OREO and repossessed assets which consist of vehicles and equipment, if any, are recorded initially at estimated fair value less costs to sell, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed or repossessed asset is charged to the allowance for loan and lease losses. Such evaluations are based on an analysis of individual properties/assets as well as a general assessment of current real estate market conditions. Subsequent declines in the fair value of the foreclosed or repossessed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed or repossessed assets is included in other non-interest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed and repossessed assets are included in other non-interest expense. Certain costs used to improve such properties are capitalized. Gains and losses from the sale of OREO and repossessed vehicles and equipment are reflected in non-interest expense when realized. Together with nonperforming loans, OREO and repossessed assets comprise nonperforming assets.

Derivatives

        The Company enters into interest rate swap agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the interest rate swap at inception, the Company designates the derivative as either an economic hedge of an asset or liability or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging."

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

        Interest rate swaps designated as economic hedges are recorded at fair value within other assets or liabilities. Changes in the fair value of these derivatives are recorded directly through earnings.

Transfer of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Employee Benefits

        Costs related to the Company's 401(k) plans are recognized over the vesting period or charged against current operations in the year made depending on the plan. Costs related to the Company's nonqualified deferred compensation plan, SERPs and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits are recognized through comprehensive income in the year in which changes occur.

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

        The fair value of restricted common stock awards and stock option grants is determined as of the grant date and is recorded as compensation expense over the period in which the shares of common stock and stock options vest. Forfeitures are estimated in determining compensation expense.

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

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

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

        A fair-value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs are included in ASC 820. The fair value hierarchy is as follows:

        Level 1: Inputs are unadjusted quoted prices in active markets for assets and liabilities identical to those reported at fair value.

        Level 2: Inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

        Level 3: Inputs are unobservable inputs for an asset or liability that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. These inputs are used to determine fair value only when observable inputs are not available.

Earnings per Common Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of unearned ESOP shares and unvested restricted stock. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method.

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

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

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

Treasury Stock

        Shares repurchased under the Company's share repurchase programs were purchased in open-market transactions and are held as treasury stock. Treasury stock also consists of common stock withheld to satisfy federal, state and local income tax withholding requirements for vested employee restricted stock awards. All treasury stock is held at cost.

Segment Reporting

        An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2012, 2011 and 2010. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Recent Accounting Pronouncements

        In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies a creditor's determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. This amendment became effective for periods beginning after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption. Refer to Note 6, "Loans and Leases" and Note 7, "Allowance for Loan and Lease Losses" for presentation of the new required disclosures for loans and the allowance for loan and lease losses.

        In April 2011, the FASB issued ASU 2011-03, the objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption was not permitted. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs. This ASU results in common principles and requirements for measuring fair value and for disclosing

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

information about fair value measurements in accordance with GAAP and International Financial Reporting Standards ("IFRSs."). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurement requirements. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04, in January 2012, did not have a material impact on the Company's financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the amendments in this ASU, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. As ASU No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012 did not have any impact on the Company's financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU applies to all entities that have goodwill reported in their financial statements. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08, in January 2012, did not have a material impact on the Company's financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Basis of Presentation (Continued)

offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013 and for interim periods within those annual periods. Retrospective application is required. The Company is currently assessing the impact on the Company's financial statements and will implement the provisions of ASU No. 2011-11 as of January 1, 2013.

        In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive statements remains for both annual and interim reporting. The deferral is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The Company does not expect that ASU No. 2011-12 will have a material impact on the Company's financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires entities to (1) present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period and (2) cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense. The new standards are effective for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02, in February 2013, did not have a material impact on the Company's financial statements.

(2) Acquisitions

Bancorp Rhode Island, Inc.

        On January 1, 2012 (the "BankRI Acquisition Date"), the Company acquired all the assets and liabilities of Bancorp Rhode Island, Inc., the bank holding company for BankRI. As part of the acquisition, Bancorp Rhode Island, Inc. was merged into the Company and no longer exists as a separate entity. BankRI, a commercial bank with 18 branches serving businesses and individuals in Rhode Island and nearby Massachusetts, continues to operate as a separate bank subsidiary of the Company.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Acquisitions (Continued)

        Total consideration paid in the acquisition was $205.8 million, which consisted of approximately $11.0 million shares of stock with a par value of approximately $0.1 million and a fair value of $92.8 million and $113.0 million in cash. Stock consideration was paid at the rate of 4.686 shares of Brookline Bancorp common stock per share of Bancorp Rhode Island, Inc. common stock. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the Acquisition Date. The excess of consideration paid over the fair value of identifiable net assets was recorded as goodwill in the consolidated financial statements.

        The following table presents the goodwill recorded in connection with the acquisition of Bancorp Rhode Island, Inc.

	As Recorded at
	Acquisition	December 31, 2012
	(In Thousands)
Brookline Bancorp, Inc. common stock issued to Bancorp Rhode Island stockholders	$92,822	$92,822
Cash consideration to Bancorp Rhode Island stockholders	112,983	112,983

Total consideration paid	205,805	205,805
Fair value of identifiable net assets acquired	112,660	113,684

Goodwill	$93,145	$92,121

        Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized. None of the goodwill is expected to be deductible for

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Acquisitions (Continued)

income tax purposes. The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

	As Recorded at
	Acquisition	December 31, 2012
	(In Thousands)
Assets Acquired:
Cash and cash equivalents	$23,402	$23,402
Investment securities available-for-sale	312,620	312,620
Federal Home Loan Bank stock	16,274	16,274
Loan and lease receivables	1,135,816	1,135,816
Premises and equipment	12,780	12,780
Deferred tax asset	26,120	26,635
Identified intangible assets	21,918	21,918
Bank owned life insurance	32,496	32,496
Other assets	13,278	13,278

Total assets acquired	1,594,704	1,595,219

Liabilities Assumed:
Deposits	1,133,358	1,133,358
Overnight and short-term borrowings	46,216	46,216
Federal Home Loan Bank advances	251,378	251,378
Subordinated deferrable interest debentures	12,703	12,703
Deferred tax liability	12,225	12,225
Other liabilities	26,164	25,655

Total liabilities assumed	1,482,044	1,481,535

Identifiable net assets acquired	$112,660	$113,684

        The above summary includes adjustments that record the acquired assets and assumed liabilities at the respective fair value, based on management's best estimates using the information available as of the acquisition. During 2012, the Company obtained new information about facts and circumstances that existed at the acquisition date but were unknown to the Company at that date, and as a result, modified its accounting for deferred tax assets and other liabilities acquired. While there may be other changes in respective acquisition date fair values of certain balance sheet amounts, and other items, management does not believe that such changes, if any, are or will be material.

        Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

  Loans and Leases

        The acquired loans and leases were recorded at fair value at the Acquisition Date without carryover of BankRI's allowance for loan and lease losses of $18.1 million. The fair value of the loans and leases was determined using market participant assumptions in estimating the amount and timing

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Acquisitions (Continued)

of both principal and interest cash flows expected to be collected on the loans and leases and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans and leases were segregated into pools based on loan or lease type and credit risk. Loan or lease type was determined based on collateral type and purpose, location, industry segment and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

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

  Premises and Equipment

        The fair value of BankRI's premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of bank-owned real estate resulted in an estimated premium of $1.7 million, amortized over the weighted average remaining useful life of the properties, estimated to be 25 years.

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

  Identified Intangible Assets

        The fair value of the core deposit intangible ("CDI") was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the Federal Home Loan Bank. The life of the deposit base and projected deposit attrition rates were determined using BankRI's historical deposit data. The CDI was estimated at $19.4 million or 1.71% of deposits. The

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Acquisitions (Continued)

intangible asset is being amortized over a weighted average life of ten years using the sum-of-the-years digits method.

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

  Federal Home Loan Bank Advances

        The fair value of Federal Home Loan Bank of Boston ("FHLBB") advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The resulting estimated fair value adjustment on FHLBB advances was $16.3 million and is being accreted on a level-yield basis over the remaining life of the borrowings which have remaining lives of one to four years.

  Other Liabilities

        The fair value adjustment to other liabilities includes $5.6 million of compensation accruals related to executive severance and cash payments made post-acquisition to settle vested stock options and restricted stock.

        In addition, BankRI maintains SERPs for certain of its senior executives under which participants designated by the Board of Directors are entitled to an annual retirement benefit. Annual amounts related to the SERPs are recorded based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of operations. The liability for the postretirement benefit obligation related to the BankRI SERPs included in accrued expenses and other liabilities was $10.6 million at December 31, 2012. The Company incurred a related net periodic benefit expense related to these plans of $0.4 million for the year ended December 31, 2012.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Acquisitions (Continued)

Financial Information—Acquisition

        The Company's consolidated results of operations for the year ended December 31, 2012 include $58.3 million of net interest income and $12.3 million of net income from the results of BankRI from the acquisition date. Expenses relating to the transaction amounted to $5.4 million and are included in professional services.

        The following table summarizes the unaudited pro forma results of operations as if the Company had acquired Bancorp Rhode Island, Inc. on January 1, 2011.

Year Ended December 31, 2011
(In Thousands Except Per Share Data)
Net interest income	$167,915
Provision for loan and lease losses	13,166
Non-interest income	18,078
Non-interest expense	107,115
Net income	37,682
Basic and fully diluted earnings per share	0.54

        Amounts in the pro forma table above include acquisition-related expenses of $4.0 million, net of tax, for the year ended December 31, 2011, and additional acquisition-related amortization and accretion of $1.3 million and $3.1 million, respectively, for the year ended December 31, 2011.

        The supplemental pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition been completed at the beginning of the period presented, nor is it indicative of future results for any other interim or full-year period.

First Ipswich Bancorp

        On February 28, 2011 (the "First Ipswich Acquisition Date"), the Company acquired First Ipswich Bancorp, the bank holding company for First Ipswich. As part of the acquisition, First Ipswich Bancorp was effectively merged into the Company and no longer exists as a separate entity. First Ipswich, a commercial bank with six branches serving individuals and businesses on the north shore of eastern Massachusetts and in the Boston metropolitan area, continues to operate as a separate bank subsidiary of the Company.

        Total consideration paid in the First Ipswich acquisition consisted of $19.7 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the First Ipswich Acquisition Date and the fair value of the assets acquired and liabilities assumed in the First Ipswich acquisition totaled $271.6 million and $252.0 million, respectively. Expenses relating to the acquisition totaling $0.2 million and $0.7 million, respectively, were recorded in professional services expense in the years ended December 31, 2011 and December 31, 2010. No expenses related to the acquisition of First Ipswich were recorded in the year ended December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Acquisitions (Continued)

Goodwill and Other Acquisition-Related Intangibles

        The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Balance at Beginning of Year	$45,799	$43,241
Additions	93,145	2,558
Other adjustments	(1,054)	—

Balance at End of Year	$137,890	$45,799

        The following is a summary of the Company's other acquisition-related intangibles:

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Core deposit intangible	$36,172	$16,399	$19,773	$16,754	$11,728	$5,026
Trade name intangible	1,600	267	1,333	—	—	—
Trust relationships	1,568	1,164	404	668	480	188
Other intangible	442	442	—	442	442	—

Total other acquisition- related intangible assets	$39,782	$18,272	$21,510	$17,864	$12,650	$5,214

        The weighted-average amortization period for core deposit intangible, trade name intangible and trust relationships is 11.9, 10.0 and 1.3 years, respectively. The weighted-average amortization period for all other acquisition-related intangible assets is 11.5 years. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2012, 2011 and 2010. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows:

Year Ending December 31:
2013	$4,995
2014	3,339
2015	3,062
2016	2,626
2017	2,004
Thereafter	5,484

Total	$21,510

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(3) Cash and Short-Term Investments

        Banks are required to maintain average reserve balances in a non-interest-bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2012 and 2011, the average amount required to be held was $3.7 million and $1.3 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $41.7 million and $8.6 million, respectively, at December 31, 2012 and 2011.

        Short-term investments are summarized as follows:

	At December 31,
	2012	2011
	(In Thousands)
Money market funds	$20	$22,881
Federal funds sold	38,636	26,902

	$38,656	$49,783

        Short-term investments are stated at cost which approximates market value. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with maturities of 90 days or less.

(4) Investment Securities

        Investment securities available-for-sale are summarized below:

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$69,504	$305	$—	$69,809	$92,402	$673	$6	$93,069
Municipal obligations	1,058	43	—	1,101	1,250	55	2	1,303
Auction-rate municipal obligations	2,100	—	124	1,976	2,700	—	210	2,490
Corporate debt obligations	10,481	204	—	10,685	41,490	400	536	41,354
Trust preferred securities	2,786	136	403	2,519	3,928	9	934	3,003
GSE CMOs	215,670	1,386	55	217,001	2,961	83	19	3,025
GSE MBSs	165,996	3,704	52	169,648	68,181	3,338	15	71,504
Private-label CMOs	6,719	147	—	6,866	366	22	10	378
SBA commercial loan asset-backed securities	383	—	2	381	443	1	1	443

Total debt securities	474,697	5,925	636	479,986	213,721	4,581	1,733	216,569
Marketable equity securities	1,249	88	—	1,337	834	28	—	862

Total investment securities available-for-sale	$475,946	$6,013	$636	$481,323	$214,555	$4,609	$1,733	$217,431

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(4) Investment Securities (Continued)

        Debt securities of U.S. Government-sponsored enterprises ("GSEs") include obligations issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2012, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA MBSs and CMOs and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $10.0 million.

Investment Securities as Collateral

        At December 31, 2012 and 2011, respectively, $309.7 million and $156.0 million of securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve "discount window" borrowings.

Other-Than-Temporary Impairment ("OTTI")

        Investment securities at December 31, 2012 and December 31, 2011 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Auction-rate municipal obligations	—	—	1,976	124	1,976	124
Corporate debt obligations	—	—	—	—	—	—
Trust preferred securities:
With OTTI loss	—	—	—	—	—	—
Without OTTI loss	—	—	1,931	403	1,931	403
GSE CMOs	23,910	55	—	—	23,910	55
GSE MBSs	19,186	47	235	5	19,421	52
Private-label CMOs	25	—	—	—	25	—
SBA commercial loan asset- backed securities	310	2	—	—	310	2

Total debt securities	43,431	104	4,142	532	47,573	636
Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$43,431	$104	$4,142	$532	$47,573	$636

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(4) Investment Securities (Continued)

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

        The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily-impaired ("OTTI"). In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

        Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in earnings and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in earnings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(4) Investment Securities (Continued)

Debt Securities

        The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2012, prior to this recovery. The Company's ability and intent to hold these securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover.

  U.S. Government-Sponsored Enterprises

        The Company invests in securities issued by Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by FNMA, Freddie Mac, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2012, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA mortgage-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs") and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $10.0 million.

        At December 31, 2012, issuers of GSE debentures with an estimated fair value of $4.0 million, or 5.7% of total GSE debentures of $69.8 million, had the right to call or prepay the obligations. At December 31, 2011, issuers of GSE debentures with an estimated fair value of $3.1 million, or 3.3% of total GSE debentures of $93.1 million, had the right to call or prepay the obligations. At both December 31, 2012 and 2011, issuers of all of the GSE MBSs, CMOs and SBA commercial loan asset-backed securities in the Company's investment portfolio had the right to call or prepay the obligations.

        As of December 31, 2012, the Company held GSE mortgage-related securities with a total fair value of $386.6 million and a net unrealized gain of $5.0 million. During 2012, the Company purchased a total of $326.1 million in GSE CMOs and GSE MBSs to reinvest matured cash flow and rebalance the BankRI portfolio from high-coupon, quickly prepaying GSE MBSs into lower-coupon GSE CMOs and GSE MBSs with slower prepayment speeds.

  Auction-Rate Municipal Obligations and Municipal Obligations

        The auction-rate obligations owned by the Company were rated "AAA" at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. During the financial crisis, certain third-party insurers experienced financial difficulties and were not able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

        Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at December 31, 2012 was $2.0 million, with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(4) Investment Securities (Continued)

obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

        The Company owns municipal obligations with an estimated fair value of $1.1 million and a corresponding net unrealized gain of $43,000. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

  Corporate Obligations

        From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of $0.2 million as of December 31, 2012. All but one of the securities are investment grade. This non-investment-grade security is currently in an unrealized gain position.

  Trust Preferred Securities and PreTSLs

        The Company's portfolio of trust preferred securities at December 31, 2012 includes the Company's investment in two trust preferred pools ("PreTSLs"). The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities. The following tables summarize the pertinent information as of December 31, 2012 that was considered in determining whether OTTI existed on these PreTSLs:

	Class	Deferrals/ Defaults/ Losses to Date(1)	Estimated Total Remaining Projected Defaults(2)	Estimated Excess Subordination(3)	Lowest Credit Rating to Date(4)	Current Credit Rating(5)
Pooled Trust Preferred Security B	A-1	26%	15%	42%	CCC	B
Pooled Trust Preferred Security C	Mezzanine	39%	24%	0%	C	CC

(1)
As a percentage of original collateral.

(2)
As a percentage of performing collateral.

(3)
Excess subordination represents the additional defaults/losses in excess of both current and projected defaults/losses that the security can absorb before the security is exposed to a loss in principal, after taking into account the best estimate of future deferrals/defaults/losses.

(4)
Lower of S&P and Moody's.

(5)
The Company reviewed credit ratings provided by S&P and Moody's in 2012 in its evaluation of issuers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(4) Investment Securities (Continued)

					Total Cumulative OTTI
	Current Par	Amortized Cost(1)	Gross Unrealized Gain/(Loss)	Fair Value	Credit- Related	Credit and Non-Credit
	(In Thousands)
Pooled Trust Preferred Security B	879	875	(146)	729	—	—
Pooled Trust Preferred Security C	862	79	133	212	—	—

Total pooled trust preferred securities	$1,741	$954	$(13)	$941	$—	$—

(1)
The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities as well as the fair value adjustment recorded on PreTSL C in connection with purchase accounting.

        In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company's OTTI assessment for the year ended December 31, 2012 was as follows:

        Pooled Trust Preferred Security B ("PreTSL B")—PreTSL B has experienced $91 million in deferrals/defaults, or 26% of the security's underlying collateral, to date. During the fourth quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security's future expected cash flows and after factoring in projected defaults of 15% over its remaining life, the security's current amortized cost (99% of current par), $111 million in excess subordination (42% of outstanding performing collateral) and the Company's intent and ability to hold the security until recovery, management believes that no OTTI charges are warranted at this time.

        Pooled Trust Preferred Security C ("PreTSL C")—PreTSL C was acquired on January 1, 2012 as part of Brookline Bancorp's acquisition of Bancorp Rhode Island, Inc. PreTSL C has experienced $69 million in deferrals/defaults, or 39% of the security's underlying collateral, to date. During the fourth quarter of 2012, there was no change in the deferral or default schedules and no further rating actions. Based on the security's future expected cash flows and after factoring in projected defaults of 24% over its remaining life, the security's current amortized cost (9% of current par) and the Bank's intent and ability to hold the security until recovery, management believes that no OTTI charges are warranted at this time.

        A third pooled trust preferred security known as "PreTSL A" was called during 2012. The Company received a final payment of $0.2 million of principal and interest after recording a total of $0.1 million in OTTI on this security in 2010.

        As of December 31, 2012 there is no OTTI recognized in other comprehensive income on these securities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(4) Investment Securities (Continued)

Portfolio Maturities

        The maturities of the investments in debt securities at the dates indicated are as follows:

	At December 31,
	2012			2011
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$59,396	$59,736	1.20%	$45,440	$45,842	2.65%
After 1 year through 5 years	25,249	25,579	1.61%	98,000	98,667	1.52%
After 5 years through 10 years	50,283	52,557	3.29%	53,114	55,787	3.60%
Over 10 years	339,769	342,114	1.93%	17,167	16,273	1.41%

	$474,697	$479,986	1.97%	$213,721	$216,569	2.29%

        Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At December 31, 2012, issuers of debt securities with an estimated fair value of approximately $8.9 million had the right to call or prepay the obligations, the scheduled maturities of which were $4.8 million after one year through five years, $0.2 million after five years though ten years and $3.9 million after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.

Security Sales

        Write-downs and sales of investment securities are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Write-downs of debt securities	$—	$—	$49
Sales of debt securities	166,201	—	1,319
Sales of marketable equity securities	—	124	1,218
Gross gains from sales	1,093	80	834
Gross losses from sales	167	—	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(5) Restricted Equity Securities and Securities Held-to-Maturity

Restricted Equity Securities

        Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2012	2011
	(In Thousands)
FHLBB stock	$52,188	$37,914
Federal Reserve Bank of Boston stock	15,998	994
Other restricted equity securities	475	375

	$68,661	$39,283

        At December 31, 2012 and 2011, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB was classified as "adequately capitalized" by its regulator at September 30, 2012, effected the repurchase of $250 million of capital stock in March 2012, and in April 2012 and July 2012, declared a dividend of 52 basis points and in October 2012, a dividend of 48 basis points, up from an average 30 basis points in 2011. At December 31, 2012, the Company's investment in FHLBB stock exceeded its required investment by $12.0 million.

        The FHLBB has announced its intent to declare modest dividends throughout 2013 but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB's private-label MBSs or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.

        The Company increased its investment in the stock of the Federal Reserve Bank of Boston in 2012, consistent with the conversion of Brookline Bank and BankRI to state-chartered banks supervised by the Federal Reserve Bank of Boston. At December 31, 2012 and 2011, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

Securities Held-to-Maturity

        In 2012, the Company purchased $0.5 million of State of Israel bonds with a carrying value of $0.5 million and a fair value of $0.5 million. These securities mature in March, 2014 and carry an interest rate payable of LIBOR plus 0.125%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(6) Loans and Leases

        The following tables present loan and lease balances for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2012
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$871,552	4.62%	$429,681	4.69%	$1,301,233	4.64%
Multi-family mortgage	506,017	4.50%	100,516	4.99%	606,533	4.58%
Construction	80,913	4.20%	17,284	4.73%	98,197	4.29%

Total commercial real estate loans	1,458,482	4.56%	547,481	4.75%	2,005,963	4.61%

Commercial loans and leases:
Commercial	230,892	3.89%	151,385	4.72%	382,277	4.22%
Equipment financing	366,297	7.69%	54,694	6.91%	420,991	7.59%
Condominium association	44,187	5.02%	—	—	44,187	5.02%

Total commercial loans and leases	641,376	6.14%	206,079	5.30%	847,455	5.93%

Indirect automobile	542,344	5.31%	—	—	542,344	5.31%

Consumer loans:
Residential mortgage	371,328	3.84%	143,014	4.18%	514,342	3.93%
Home equity	99,683	3.45%	161,879	4.07%	261,562	3.83%
Other consumer	6,122	5.35%	1,157	12.97%	7,279	6.56%

Total consumer loans	477,133	3.78%	306,050	4.15%	783,183	3.92%

Total loans and leases	$3,119,335	4.89%	$1,059,610	4.67%	$4,178,945	4.83%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(6) Loans and Leases (Continued)

	At December 31, 2011
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$669,205	5.19%	$79,531	5.87%	$748,736	5.26%
Multi-family mortgage	466,438	4.95%	15,021	6.29%	481,459	4.99%
Construction	36,104	4.80%	4,694	6.11%	40,798	4.95%

Total commercial real estate loans	1,171,747	5.08%	99,246	5.94%	1,270,993	5.15%

Commercial loans and leases:
Commercial	124,618	4.35%	26,277	5.83%	150,895	4.61%
Equipment financing	246,118	8.50%	—	—	246,118	8.50%
Condominium association	46,953	5.18%	—	—	46,953	5.18%

Total commercial loans and leases	417,689	6.89%	26,277	5.83%	443,966	6.83%

Indirect automobile	573,350	6.00%	—	—	573,350	6.00%

Consumer loans:
Residential mortgage	311,345	4.18%	38,868	5.19%	350,213	4.29%
Home equity	66,644	3.57%	9,883	4.35%	76,527	3.67%
Other consumer	5,292	5.92%	480	10.89%	5,772	6.33%

Total consumer loans	383,281	4.10%	49,231	5.08%	432,512	4.21%

Total loans and leases	$2,546,067	5.44%	$174,754	5.68%	$2,720,821	5.45%

        The Company's lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island with the exception of equipment financing, 49.1% of which is in the greater New York/New Jersey metropolitan area and northeastern states and 50.9% of which is in other areas in the United States of America.

        At December 31, 2012 and 2011, residential mortgage loans held-for-sale were $3.2 million and $5.3 million, respectively.

        During 2012, the Company sold $19.6 million of equipment leases, which resulted in a $1.9 million gain recorded in non-interest income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(6) Loans and Leases (Continued)

Accretable Yield for the Acquired Loan Portfolio

        The following table summarizes activity in the accretable yield for the acquired loan portfolio:

	Year Ended December 31, 2012
	2012	2011
	(In Thousands)
Balance at beginning of period	$(1,369)	$—
Acquisitions	81,503	(2,504)
Reclassification from nonaccretable difference for loans with improved cash flows	1,550	—
(Accretion) amortization	(23,872)	1,135

Balance at end of period	$57,812	$(1,369)

        Subsequent to acquisition, we periodically reforecast the expected cash flows for our acquired AS 310-30 loans taking into account prepayment speeds, probability of default and loss given defaults and compare this to our original estimates to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the year ended December 31, 2012, accretable yield adjustments totaling $1.6 million were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools. No provisions for loans losses were recorded in 2012 as a result of our reforecast as the credit quality of the portfolios performed generally in line or better than expected at the time of the acquisition.

        At December 31, 2012, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $13.0 million.

Related Party Loans

        The Banks' authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks' capital. In addition, the extensions of credit in excess of certain limits must be approved by each Bank's Board of Directors.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(6) Loans and Leases (Continued)

        The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates during the years ended December 31, 2012 and 2011. All loans were performing at December 31, 2012.

	Year Ended December 31,
	2012	2011
	(In Thousands)
Balance at beginning of year	$16,428	$16,399
Acquired loans	2,848	222
New loans granted during the year	314	288
Advances on lines of credit	109	—
Repayments	(15,281)	(481)
Loan no longer classified as an insider loan	(335)	—

Balance at end of year	$4,083	$16,428

        Unfunded commitments on extensions of credit to insiders totaled $6.9 million at December 31, 2012.

Recourse Obligations

        As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0% and the rate at December 31, 2012 was 0.47%. At December 31, 2012, a liability for the recourse obligation was included in the Company's consolidated financial statements.

Loans and Leases Pledged as Collateral

        At December 31, 2012 and 2011, respectively, $1.5 billion and $1.0 billion of loans and leases were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve "discount window" borrowings.

Loans Serviced for Others

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others were $164.5 million and $36.9 million at December 31, 2012 and 2011, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses

        The following table presents the changes in the allowance for loan and lease losses by portfolio for the year ended December 31, 2012.

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011

Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152

        The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at December 31, 2012. During the year ended December 31, 2012, the liability for unfunded credit commitments decreased by $0.1 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. This decrease also reduced the provision for credit losses by the same amount in 2012. No credit commitments were charged off against the liability account in the year ended December 31, 2012.

        The following table presents the changes in the allowance for loan and lease losses by portfolio for the year ended December 31, 2011.

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(773)	(2,076)	(12)	—	(2,891)
Recoveries	—	330	605	8	—	943
Provision (credit) for loan and lease losses	3,109	1,147	123	(57)	(366)	3,956

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703

        The liability for unfunded credit commitments, which is included in other liabilities, was $0.8 million at December 31, 2011. During the year ended December 31, 2011, the liability for unfunded credit commitments decreased by $0.3 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. This decrease also reduced the provision for credit losses by the same amount in 2011. No credit commitments were charged off against the liability account in the year ended December 31, 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

        The following table presents the changes in the allowance for loan and lease losses by portfolio for the year ended December 31, 2010.

	Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2009	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Charge-offs	(1,100)	(1,182)	(3,818)	(161)	—	(6,261)
Recoveries	5	202	840	30	—	1,077
Provision (credit) for loan and lease losses	1,046	1,420	1,451	94	(215)	3,796

Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695

        The liability for unfunded credit commitments, which is included in other liabilities, was $1.1 million at December 31, 2010. During the year ended December 31, 2010, the liability for unfunded credit commitments was unchanged. No credit commitments were charged off against the liability account in the year ended December 31, 2010.

Provision for Credit Losses

        The provisions for credit losses are set forth below for the periods indicated:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$4,348	$3,109	$75	$—	$4,423	$3,109
Commercial	9,513	1,147	75	—	9,588	1,147
Indirect automobile	884	123	—	—	884	123
Consumer	1,534	(57)	—	—	1,534	(57)
Unallocated	(418)	(366)	—	—	(418)	(366)

Total provision for loan and lease losses	15,861	3,956	150	—	16,011	3,956
Unfunded credit commitments	(123)	(325)	—	—	(123)	(325)

Total provision for credit losses	$15,738	$3,631	$150	$—	$15,888	$3,631

Allowance for Loan and Lease Losses Methodology

        Management has established a methodology to determine the adequacy of the allowance for loan and lease losses that assesses the risks and losses inherent in the loan and lease portfolio. For purposes of determining the allowance for loan and lease losses, the Company has classified certain loans and leases in the portfolio by product type into the following categories: (1) commercial real estate loans,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

(2) commercial loans and leases, (3) indirect automobile loans and (4) consumer loans. The categories are further disaggregated into classes based on the associated risks within the categories. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans and leases are divided into three classes: commercial loans, equipment financing, and loans to condominium associations. The indirect automobile loan category is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and category as set forth below.

  General Allowance

        The general allowance for loan and lease losses was $36.8 million at December 31, 2012, compared to $28.4 million at December 31, 2011. The general portion of the allowance for loan and lease losses increased by $8.4 million on a year-to-year basis at December 12, 2012, largely as a result of growth in the commercial real estate and equipment financing portfolios.

  Specific Allowance

        The specific allowance for loan and lease losses was $1.7 million at December 31, 2012, compared to $0.2 million at December 31, 2011. The specific allowance increased by $1.5 million on a year-to-year basis at December 31, 2011, largely as a result of specific reserves on the growing equipment financing portfolio and residual reserves on two short-term commercial loans made by BankRI shortly after the Company's acquisition of BankRI (the "two BankRI commercial loans") discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Unallocated Allowance

        The unallocated allowance for loan and lease losses was $2.6 million at December 31, 2012, compared to $3.0 million at December 31, 2011. The unallocated portion of the allowance for loan and lease losses declined by $0.4 million on a year-to-year basis at December 31, 2012, largely as a result of improvements in the economic environment in the greater Boston marketplace.

Credit Quality Assessment

        The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR").

        The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company retains an independent loan review firm to evaluate the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Audit Committee of the Board of Directors. For the indirect automobile portfolio, the Company primarily uses borrower FICO scores for monitoring credit risk while for residential mortgage and home equity portfolios loan-to-value ratios are used as the primary credit quality indicator.

        The ratings categories used for assessing credit risk in the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:

  1 - 4 Rating—Pass

        Loan rating grades "1" through "4" are classified as "Pass," which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in loss due to the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral.

  5 Rating—Other Asset Especially Mentioned ("OAEM")

        Borrowers exhibit potential credit weaknesses or downward trends deserving management's attention. If not checked or corrected, these trends will weaken the Bank's asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

  6 Rating—Substandard

        Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loan may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

  7 Rating—Doubtful

        Borrowers exhibit well-defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

  8 Rating—Definite Loss

        Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.

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

        Assets rated as "OAEM," "substandard" or "doubtful" based on criteria established under banking regulations are collectively referred to as "criticized" assets.

Credit Quality Information

        The following tables present the recorded investment in total loans in each class (unpaid balance of loans and leases outstanding including deferred loan origination costs) at December 31, 2012 by credit quality indicator.

	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$863,901	$504,883	$80,913	$227,201	$359,064	$44,179	$6,093
OAEM	5,686	146	—	1,196	2,979	—	—
Substandard	1,965	988	—	502	4,213	8	29
Doubtful	—	—	—	1,993	41	—	—

Total	$871,552	$506,017	$80,913	$230,892	$366,297	$44,187	$6,122

Acquired:
Loan rating:
Pass	$409,725	$93,058	$17,186	$140,589	$54,175	$—	$1,157
OAEM	2,740	2,439	—	1,344	286	—	—
Substandard	17,216	5,019	98	8,635	233	—	—
Doubtful	—	—	—	817	—	—	—

Total	$429,681	$100,516	$17,284	$151,385	$54,694	$—	$1,157

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

	Indirect Automobile		Residential Mortgage	Home Equity
	(In Thousands)		(In Thousands)
Originated:		Originated:
Credit score:		Loan-to-value ratio:
Over 700	$454,056	Less than 50%	$86,659	$50,398
661-700	69,319	50%—69%	142,172	25,284
660 and below	16,934	70%—79%	111,234	16,523
Data not available	2,035	80% and over	27,858	6,042

Total	$542,344	Data not available	3,405	1,436

		Total	$371,328	$99,683

		Acquired:
		Loan-to-value ratio:
		Less than 50%	$23,398	$28,401
		50%—69%	42,214	39,385
		70%—79%	42,748	33,044
		80% and over	31,614	34,267
		Data not available	3,040	26,782

		Total	$143,014	$161,879

        The following tables present the recorded investment in loans in each class (unpaid balance of loans outstanding including deferred loan origination costs) at December 31, 2011 by credit quality indicator.

	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$664,392	$445,094	$36,104	$124,396	$240,141	$46,938	$5,292
OAEM	2,304	19,964	—	57	2,614	—	—
Substandard	2,509	1,380	—	165	3,163	15	—
Doubtful	—	—	—	—	200	—	—

Total	$669,205	$466,438	$36,104	$124,618	$246,118	$46,953	$5,292

Acquired:
Loan rating:
Pass	$68,965	$14,354	$2,730	$24,115	$—	$—	$480
OAEM	6,849	—	392	1,758	—	—	—
Substandard	1,375	—	1,220	55	—	—	—
Doubtful	2,342	667	352	349	—	—	—

Total	$79,531	$15,021	$4,694	$26,277	$—	$—	$480

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

	Indirect Automobile		Residential Mortgage	Home Equity
	(In Thousands)		(In Thousands)
Originated:		Originated:
Credit score:		Loan-to-value ratio:
Over 700	$482,165	Less than 50%	$65,202	$22,907
661-700	69,641	50%—69%	105,438	19,532
660 and below	21,544	70%—79%	94,563	16,362

	$573,350	80% and over	15,325	3,455

		Data not available	30,817	4,388

			$311,345	$66,644

		Acquired:
		Loan-to-value ratio:
		Less than 50%	$12,821	$4,016
		50%—69%	13,825	—
		70%—79%	3,667	372
		80% and over	416	—
		Data not available	8,139	5,495

			$38,868	$9,883

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

Age Analysis of Past Due Loans and Leases

        The following tables present an aging analysis of the recorded investment in loans and leases (unpaid balance of loans outstanding including deferred loan origination costs) at December 31, 2012.

	At December 31, 2012
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Loans and Leases Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate mortgage	$1,530	$—	$435	$1,965	$869,587	$871,552	$434	$1,539
Multi-family mortgage	2,410	60	988	3,458	502,559	506,017	—	1,932
Construction	2,354	816	—	3,170	77,743	80,913	—	—
Commercial	26	75	26	127	230,765	230,892	26	1,993
Equipment financing	2,595	1,439	1,618	5,652	360,645	366,297	—	3,817
Condominium association	—	—	—	—	44,187	44,187	—	8
Indirect automobile	5,592	923	99	6,614	535,730	542,344	1	99
Residential mortgage	—	—	1,059	1,059	370,269	371,328	27	2,008
Home equity	—	—	33	33	99,650	99,683	—	58
Other consumer	—	2	5	7	6,115	6,122	5	29

Total	$14,507	$3,315	$4,263	$22,085	$3,097,250	$3,119,335	$493	$11,483

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

	At December 31, 2012
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Loans and Leases Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate mortgage	$2,911	$—	$7,289	$10,200	$419,481	$429,681	$6,616	$2,475
Multi-family mortgage	2,738	395	2,178	5,311	95,205	100,516	1,857	2,301
Construction	—	—	—	—	17,284	17,284	—	—
Commercial	866	177	4,353	5,396	145,989	151,385	3,503	3,461
Equipment financing	133	21	194	348	54,346	54,694	197	56
Residential mortgage	247	121	5,266	5,634	137,380	143,014	3,650	1,796
Home equity	1,582	507	607	2,696	159,183	161,879	321	658
Other consumer	7	—	—	7	1,150	1,157	—	16

Total	$8,484	$1,221	$19,887	$29,592	$1,030,018	$1,059,610	$16,144	$10,763

        The following tables present an aging analysis of the recorded investment in loans (unpaid balance of loans outstanding including deferred loan origination costs)) at December 31, 2011.

	At December 31, 2011
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Loans and Leases Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate mortgage	$2,810	$—	$2,864	$5,674	$663,531	$669,205	$2,864	$—
Multi-family mortgage	1,292	—	2,454	3,746	462,692	466,438	1,074	1,380
Construction	—	—	—	—	36,104	36,104	—	—
Commercial	42	57	647	746	123,872	124,618	647	—
Equipment financing	251	49	1,925	2,225	243,893	246,118	—	1,925
Condominium association	—	—	15	15	46,938	46,953	—	15
Indirect automobile	5,468	645	111	6,224	567,126	573,350	—	111
Residential mortgage	2,174	277	1,327	3,778	307,567	311,345	—	1,327
Home equity	124	—	98	222	66,422	66,644	—	98
Other consumer	36	2	10	48	5,244	5,292	—	10

Total	$12,197	$1,030	$9,451	$22,678	$2,523,389	$2,546,067	$4,585	$4,866

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

	At December 31, 2011
	Past Due
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Loans and Leases Past Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate mortgage	$—	$—	$1,952	$1,952	$77,579	$79,531	$—	$1,608
Multi-family mortgage	—	—	—	—	15,021	15,021	—	—
Construction	—	—	352	352	4,342	4,694	—	352
Commercial	125	—	4	129	26,148	26,277	—	5
Residential mortgage	282	—	836	1,118	37,750	38,868	184	652
Home equity	207	40	82	329	9,554	9,883	—	47
Other consumer	1	—	—	1	479	480	—	—

Total	$615	$40	$3,226	$3,881	$170,873	$174,754	$184	$2,664

        Commercial Real Estate Loans—At December 31, 2012, loans outstanding in the three classes within this category expressed as a percentage of total loans and leases outstanding (including deferred loan origination costs) were as follows: commercial real estate mortgage loans-31.1%, multi-family mortgage loans-14.5% and construction loans-2.3%.

        Loans in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio. The factors applied are based primarily on historic loan loss experience and an assessment of internal and external factors and other relevant information from the past five years. Management has accumulated information on actual loan charge-offs and recoveries by class covering the past 28 years. The Company has a long history of low frequency of loss in this loan class. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of outstanding loans within the greater Boston and Providence metropolitan areas and the effect the local economies could have on the collectability of those loans. While unemployment in the greater Boston metropolitan area is not as high as in other parts of the United States, it is nonetheless elevated in relation to historic trends. Further, the medical and education industries are major employers in the greater Boston metropolitan area. Unemployment in Rhode Island remains high relative to other parts of the United States. Should the number of individuals employed in those industries decline or if total unemployment in the greater Boston and Providence metropolitan areas remain elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

        Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of loans in 2012, the decrease in originated loans delinquent over

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

30 days from $9.4 million (0.8% of originated commercial real estate loans outstanding including deferred loan origination costs) at December 31, 2011 to $8.6 million (0.6%) at December 31, 2012, the decrease in total originated loan delinquencies as a percentage of the originated portfolio, the addition of new loan officers and the decrease in originated criticized loans from $26.2 million at December 31, 2011 to $8.8 million at December 31, 2012. The Company also takes into consideration the impact that the economy, and in particular the housing market, has on the rents and values associated with its apartment and multi-family mortgage loans. The increase in renters versus homeowners has increased multi-family rents. This trend, coupled with historically low capitalization rates, has increased apartment and multi-family property valuations, which, in turn, has increased the number of multi-family properties under development. These increases in multi-family rents and valuations could drop if the demand for rentable housing declines or interest rates rise. For further discussion of criticized loans, see the "Credit Quality Assessment" section above.

        While the Company's construction loan portfolio is small, there are higher risks associated with such loans. The source of repayment for the majority of the construction loans is derived from the sale of constructed housing units. These risk factors are considered when estimating allowances for loan losses for this asset class. A project that is viable at the outset can experience losses when there is a drop in the demand for housing units. Typically, the level of loss in relation to the amount loaned is high when construction projects run into difficulty.

        Commercial Loans and Leases—At December 31, 2012, loans and leases outstanding in the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs) were as follows: commercial loans and leases-9.1%, equipment financing loans-10.1% and loans to condominium associations-1.1%.

        Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio. The factors applied are based on historic loan and lease loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan and lease charge-offs and recoveries by class covering 19 years for commercial loans and leases, six years for equipment financing loans and leases, and 12 years for loans to condominium associations. With the exception of the two BankRI commercial loans discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, commercial loan and lease losses generally have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. During the period, the Company recorded a provision for credit losses in connection with an increase in specific reserves and charge-offs on certain impaired loans. The risk characteristics described in "Originated Loans and Leases—Commercial Real Estate Loans" above regarding concentration of outstanding loans within the greater Boston and Providence metropolitan areas and the status of the local economies are also applicable to the commercial and condominium association loan classes. Until the economy improves sufficiently, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

        The Company's equipment financing loans and leases are concentrated in the financing of coin-operated laundry, dry cleaning, fitness and convenience store equipment and, most recently, tow

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

trucks, primarily in the greater New York / New Jersey metropolitan area, but also in locations across the United States. The loans and leases are considered to be of higher risk because the borrowers are typically small-business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan and lease losses for the equipment financing category were the rate of growth of originated loans and leases outstanding in 2012 (48.8%), the entrée into tow-truck lending, the increase in originated loans and leases delinquent over 30 days from $2.2 million (0.9% of originated equipment financing loans and leases outstanding including deferred loan origination costs) at December 31, 2011 to $5.6 million (1.5%) at December 31, 2012, and the increase in criticized originated loans and leases from $6.0 million at December 31, 2011 to $7.2 million at December 31, 2012.

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

        Indirect Automobile Loans—At December 31, 2012, indirect automobile loans represented 13.0% of the Company's total loan and lease portfolio (including deferred loan origination costs). Determination of the allowance for loan and lease losses for this portfolio is based primarily on borrowers' credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company's loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in "Credit Quality Information" table above is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the portfolio. The percentage of loans made to borrowers with credit scores of 660 and below was 3.8% and 3.1% at December 31, 2011 and 2012, respectively.

        Consumer Loans—At December 31, 2012, loans outstanding within the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs) were as follows: residential mortgage loans-12.3%, home equity loans-6.3% and other consumer loans-0.2%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

        Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the "Commercial Real Estate Loans" subsection above. The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at December 31, 2012 and 2011 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at December 31, 2012 and 2011 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan-to-value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

        The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at December 31, 2012. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Impaired Loans and Leases

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

        The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable, for the originated and acquired loan and lease portfolios at December 31, 2012. Also presented are the average recorded investments in the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired.

	At December 31, 2012			Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,051	$2,051	$—	$2,547	$243
Commercial	3,032	3,059	—	3,159	181
Consumer	1,191	1,187	—	2,123	130

	6,274	6,297	—	7,829	554

With an allowance recorded:
Commercial real estate	2,517	2,516	241	1,142	79
Commercial	3,422	3,559	703	3,393	305
Consumer	3,648	3,636	596	2,918	100

	9,587	9,711	1,540	7,453	484

Total	$15,861	$16,008	$1,540	$15,282	$1,038

	At December 31, 2012			Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$17,918	$19,129	$—	$9,071	$—
Commercial	7,329	7,782	—	3,801	—
Consumer	3,266	3,379	—	2,319	—

	28,513	30,290	—	15,191	—

With an allowance recorded:
Commercial real estate	673	684	75	366	—
Commercial	113	121	75	109	—
Consumer	—	—	—	—	—

	786	805	150	475	—

Total	$29,299	$31,095	$150	$15,666	$—

        The following table includes the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable, for the originated loan and lease

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

portfolio at December 31, 2011. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired. There were no changes in the allowance for loan and lease losses associated with acquired loans in 2011.

	At December 31, 2011			Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,902	$3,140	$—	$2,834	$119
Commercial	3,341	4,063	—	2,938	94
Indirect automobile	111	111	—	100	—
Consumer	3,126	3,126	—	3,753	159

	9,480	10,440	—	9,625	372

With an allowance recorded:
Commercial	604	619	190	774	58
Consumer	339	339	35	343	7

	943	958	225	1,117	65

Total	$10,423	$11,398	$225	$10,742	$437

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

        The following table includes the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable, for the loan and lease portfolio at December 31, 2011. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired. There were no acquired loans in 2010.

	At December 31, 2010			Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$3,439	$4,239	$—	$6,840	$95
Commercial	2,883	3,893	—	3,420	246
Indirect automobile	158	158	—	154	—
Consumer	4,403	4,403	—	5,703	167

	10,883	12,693	—	16,117	508

With an allowance recorded:
Commercial	1,178	1,318	413	1,329	89
Indirect automobile	—	—	—	—	—
Consumer	348	348	35	462	11

	1,526	1,666	448	1,791	100

Total	$12,409	$14,359	$448	$17,908	$608

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

        The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	As of December 31, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$23,159	$316	$1,453,913	$19,627	$547,481	$75	$2,024,553	$20,018
Commercial	13,896	778	634,922	9,954	206,079	(77)	854,897	10,655
Indirect automobile	—	—	542,344	5,304	—	—	542,344	5,304
Consumer	8,105	596	472,294	1,949	306,050	(156)	786,449	2,389
Unallocated	—	—	—	2,630	—	—	—	2,630

Total	$45,160	$1,690	$3,103,473	$39,464	$1,059,610	$(158)	$4,208,243	$40,996

	As of December 31, 2011
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$2,902	$—	$1,168,845	$15,477	$99,246	$—	$1,270,993	$15,477
Commercial	3,945	190	413,744	5,807	26,277	—	443,966	5,997
Indirect automobile	111	—	573,239	5,604	—	—	573,350	5,604
Consumer	3,465	35	379,816	1,542	49,231	—	432,512	1,577
Unallocated	—	—	—	3,048	—	—	—	3,048

Total	$10,423	$225	$2,535,644	$31,478	$174,754	$—	$2,720,821	$31,703

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

Troubled Debt Restructured Loans and Leases

        The recorded investment in troubled debt restructurings, and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios are as follows for the periods indicated:

	Year Ended December 31, 2012
		Recorded Investment					Defaulted
				Specific Allowance for Loan and Lease Losses
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	2	$867	$854	$33	$513	$—	2	$1,288
Commercial	3	3,942	2,086	316	1,993	—	1	44
Equipment financing	8	2,138	2,038	110	793	—	6	1,240
Residential mortgage	6	2,422	1,724	315	294	—	3	763

Total	19	$9,369	$6,702	$774	$3,593	$—	12	$3,335

	Year Ended December 31, 2012
		Recorded Investment					Defaulted
				Specific Allowance for Loan and Lease Losses
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$3,145	$3,208	$—	$—	$—	—	$—
Commercial	2	1,229	1,163	—	478	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—

Total	3	$4,374	$4,371	$—	$478	$—	—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

	Year Ended December 31, 2011
		Recorded Investment					Defaulted
				Specific Allowance for Loan and Lease Losses
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	2	$1,171	$1,170	$28	$—	$—	—	$—
Multi-family mortgage	1	29	29	—	29	—	1	29
Commercial	1	66	66	—	—	—	—	—
Equipment financing	16	1,819	1,710	173	524	—	3	365
Residential mortgage	10	1,942	1,937	190	243	—	2	491

Total	30	$5,027	$4,912	$391	$796	$—	6	$885

	Year Ended December 31, 2011
		Recorded Investment					Defaulted
				Specific Allowance for Loan and Lease Losses
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$1,725	$1,609	$—	$1,608	$—	—	$—
Multi-family mortgage	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	1	677	652	—	—	—	—	—

Total	2	$2,402	$2,261	$—	$1,608	$—	—	$—

        There was no significant financial impact from the modification of performing or nonperforming loans for the year ended December 31, 2012. There were no charge-offs to the loans included in the tables during the modification process.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Allowance for Loan and Lease Losses (Continued)

        The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2012	2011
	(In Thousands)
Extended maturity	$1,478	$1,136
Adjusted principal	2,185	1,456
Adjusted interest rate	1,715	—
Combination maturity, principal, interest rate	1,838	1,928

Total	$7,216	$4,520

Loans with more than one modification	$3,857	$2,653

(8) Premises and Equipment

        Premises and equipment consist of the following:

	At December 31,
			Estimated Useful Life
	2012	2011
	(In Thousands)		(In Years)
Land	$7,553	$7,500	NA
Office building and improvements	67,672	37,607	10 to 40
Furniture, fixtures and equipment	22,537	11,947	2 to 10
Software	5,063	1,167	5 to 7
Core processing system	6,951	—	7.5

Total	109,776	58,221
Accumulated depreciation and amortization	38,985	19,726

Total premises and equipment	$70,791	$38,495

        On October 29, 2012, the Company moved its headquarters to 131 Clarendon Street in Boston, Massachusetts. The eight-story building, including the land, was acquired at a cost of approximately $14.0 million.

        The Company has entered into contracts for capital expenditures associated with the rehabilitation of its new headquarters in Boston. In addition to building and land costs of $14.0 million, refurbishment expenses totaling $21.4 million have been capitalized at December 31, 2012. Remaining refurbishment commitments totaling $2.2 million are payable through the first quarter of 2013. At December 31, 2012, $30.1 million in depreciable assets associated with the new headquarters have been recognized; of which $29.1 million will be depreciated over 40 years and the remaining $1.0 million will be depreciated between 3 and 15 years. The Company realized $1.9 million of tax credits during the twelve months ended December 31, 2012 and expects to realize further federal tax credits in 2013 associated with this refurbishment. See Note 13, "Income Taxes."

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(8) Premises and Equipment (Continued)

        The Company has also entered into contracts associated with the conversion of its core operating systems. Costs related to the conversion of these systems were $8.6 million for the year ended December 31, 2012. The useful life of the core processing system is 7.5 years, and ongoing maintenance and operation contracts extend over seven years. At December 31, 2012, $7.8 million in conversion expenses have been capitalized and $0.8 million have been expensed. The Company's capitalized conversion costs consist of $4.4 million related to the conversion of the purchased software, $2.6 million related to the software itself, and $0.8 million related to new computer equipment required by the purchased software. Of such capitalized costs, $7.0 million will be depreciated over 7.5 years while the remaining $0.8 million will be depreciated over 3 years. The Company's expensed conversion costs consist of $0.4 million related to information technology consulting costs, $0.3 million related to termination fees associated with the Company's legacy systems, and the remaining $0.1 million related to other conversion-related expenses such as marketing and training costs.

        Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment expense in the Consolidated Statements of Income. For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense related to premises and equipment totaled $4.0 million, $2.1 million and $1.6 million, respectively.

(9) Other Assets

BOLI Plans

        The Company acquired BOLI plans as part of its acquisitions of BankRI and First Ipswich. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI and First Ipswich are the beneficiaries of their respective plans. BankRI and First Ipswich utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including BankRI's obligations under their SERPs. Since BankRI and First Ipswich are the primary beneficiaries of their respective insurance policies, increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes.

        BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is recorded in other assets. At December 31, 2012, BankRI owned nine policies with a net cash surrender value of $33.7 million. First Ipswich owned two policies with a net cash surrender value of $0.7 million. Brookline Bank did not have a BOLI plan. BOLI represents 41.3% of other asset reported at December 31, 2012. The tax equivalent yield on BankRI's BOLI portfolio was 5.6% in the 2012 analysis.

        To minimize credit risk, the maximum exposure to any one carrier is limited to 10% of the regulatory capital, well under the recommended limit of 15%. Additionally, the Company reviews the financial viability and credit worthiness of the insurance carriers annually. In the 2012 review, all insurance carriers have investment grade A- or above.

Affordable Housing Investments

        The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2011. The housing projects generate a return primarily through the realization of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(9) Other Assets (Continued)

federal tax operating losses and tax credits. The Company is a limited partner in these projects given that its investments do not exceed 50% of the outstanding equity interest in any single project and project management is controlled by the general partner or project sponsor. Further information regarding the Company's investments in affordable housing projects follows:

	As of and for the Year Ended December 31,
	2012	2011
	(In Thousands)
Investments in affordable housing projects included in other assets	$9,167	$6,712
Unfunded commitments related to affordable housing projects included in other liabilities	4,291	2,864
Loss from investments in affordable housing projects	694	671
Reduction in tax expense due to affordable housing tax credits	806	464

(10) Deposits

        A summary of deposits follows:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$623,274	0.00%	$225,284	0.00%
NOW accounts	212,858	0.09%	110,220	0.18%
Savings accounts	515,367	0.39%	164,744	0.40%
Money market accounts	1,253,819	0.63%	946,411	0.83%

Total core deposit accounts	2,605,318	0.39%	1,446,659	0.60%

Certificate of deposit accounts maturing:
Within six months	392,138	0.91%	333,300	1.16%
After six months but within 1 year	359,510	0.95%	306,253	1.14%
After 1 year but within 2 years	159,747	1.09%	113,289	1.40%
After 2 years but within 3 years	34,392	2.05%	19,740	2.23%
After 3 years but within 4 years	37,813	2.08%	18,647	2.56%
After 4 years but within 5 years	27,341	1.65%	14,443	1.91%

Total certificate of deposit accounts	1,010,941	1.06%	805,672	1.26%

Total deposits	$3,616,259	0.58%	$2,252,331	0.84%

        Certificate of deposit accounts issued in amounts of $100,000 or more totaled $437.9 million and $354.9 million at December 31, 2012 and 2011, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(10) Deposits (Continued)

        Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Interest-bearing deposits:
NOW accounts	$209	$216	$152
Savings accounts	1,726	942	814
Money market accounts	8,773	7,626	6,546
Certificate of deposit accounts	10,724	10,973	13,908

Total interest-bearing deposits	$21,432	$19,757	$21,420

Deposits Pledged as Collateral

        At December 31, 2012 and 2011, respectively, $86.5 million and $8.3 million of deposits were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve "discount window" borrowings.

(11) Borrowed Funds

        Borrowed funds are comprised of the following:

	At December 31,
	2012	2011
	(In Thousands)
FHLBB advances	$790,865	$498,570
Repurchase agreements	51,013	8,349
Subordinated debentures	12,091	—

Total borrowed funds	$853,969	$506,919

        Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
FHLBB advances	$13,685	$10,454	$13,143
Repurchase agreements	137	125	4
Subordinated debentures	578	—	—

Total interest expense on borrowed funds	$14,400	$10,579	$13,147

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(11) Borrowed Funds (Continued)

Investment Securities and Loans Pledged as Collateral

        At December 31, 2012 and 2011, respectively, $1.8 billion and $1.2 billion of securities available-for-sale and loans were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve "discount window" borrowings.

FHLBB Advances

        FHLBB advances mature as follows:

	At December 31,
	2012			2011
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$363,485	$17,000	1.32%	$177,550	$5,000	1.65%
Over 1 year to 2 years	46,178	—	2.14%	143,201	2,000	2.33%
Over 2 years to 3 years	108,000	—	1.00%	31,000	—	2.24%
Over 3 years to 4 years	64,330	30,000	3.24%	28,000	—	2.23%
Over 4 years to 5 years	149,032	112,000	3.86%	23,102	—	1.37%
Over 5 years	59,840	10,000	3.00%	95,717	32,000	3.40%

	$790,865	$169,000	2.06%	$498,570	$39,000	2.24%

        Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity. At December 31, 2012, $169 million of advances had callable features, including $10 million scheduled to mature after five years.

        The advances are secured by blanket pledge agreements which require the Banks to maintain as collateral certain qualifying assets, principally the Banks' FHLBB stock, mortgage loans and securities in an aggregate amount equal to outstanding advances. Based on the $1.1 billion in qualifying collateral available for these borrowings, at December 31, 2012 the total available borrowing capacity for advances from the FHLBB and Federal Reserve Bank of Boston was $266.1 million.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(11) Borrowed Funds (Continued)

Repurchase Agreements

        Information concerning repurchase agreements is as follows for the periods indicated below:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Outstanding at end of year	$51,013	$8,349
Average outstanding for the year	46,623	4,283
Maximum outstanding at any month-end	51,013	8,349
Weighted average rate at end of year	0.15%	0.94%
Weighted average rate paid for the year	0.13%	0.89%

        Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by GSEs in the same amount. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts.

Subordinated Debentures

        In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. The three subordinated debentures are summarized below:

Issue Date	Rate at December 31, 2012	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
February 22, 2001	Fixed; 10.2%	3.00%	February 22, 2031	February 22, 2013	$3,000
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2013	4,641
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2013	4,450

(12) Derivatives and Hedging Activities

        The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2012 or December 31, 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(12) Derivatives and Hedging Activities (Continued)

        Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2012, the Company had ten interest-rate swaps with an aggregate notional amount of $33.2 million related to this program.

        The table below presents the fair value and classification of the Company's derivative financial instruments on the consolidated balance sheets as of December 31, 2012, and the effect of the Company's derivative financial instruments on the consolidated income statements for the year ended December 31, 2012:

	At December 31, 2012		Year Ended December 31, 2012
	Asset Derivatives	Liability Derivatives	Loss Recognized in Income on Derivatives(1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$1,317	$1,380	$24

(1)
The amount of loss recognized in income represents changes related to the fair value of the interest rate products.

        By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. At December 31, 2012, the estimated net credit risk exposure for derivative financial instruments was $0.1 million.

        Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2012, the Company has posted collateral of $0.5 million in the normal course of business.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(13) Income Taxes

        Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Current provision:
Federal	$15,558	$14,115	$14,986
State	5,120	4,987	4,283

Total current provision	20,678	19,102	19,269

Deferred provision (benefit):
Federal	389	811	(114)
State	274	(27)	1

Total deferred provision (benefit)	663	784	(113)

Total provision for income taxes	$21,341	$19,886	$19,156

        Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Expected income tax expense at statutory federal tax rate	$20,899	$17,047	$16,379
State taxes, net of federal income tax benefit	3,506	3,224	2,785
Bank-owned life insurance	(409)	—	—
Tax-exempt interest income	(216)	(157)	(15)
Non-deductible other expenses	617	613	211
Income attributable to noncontrolling interest in subsidiary	(560)	(427)	(269)
Tax credit—premises and equipment	(1,593)	—	—
Tax credits from investments in affordable housing projects	(806)	(464)	—
Other, net	(97)	50	65

Total provision for income taxes	$21,341	$19,886	$19,156

Effective income tax rate	35.7%	40.8%	40.9%

        The decrease in the Company's effective tax rate in 2012 was primarily attributable to certain tax preference assets, such as BOLI, which were acquired as part of the BankRI acquisition and to an increase in federal tax credits recognized by the Company in connection with its investments in affordable housing projects and the refurbishment of and expenditures related to the move of its headquarters to 131 Clarendon Street in Boston, Massachusetts.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(13) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2012	2011
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$16,667	$13,354
Acquisition fair value adjustments	10,013	—
Retirement and postretirement benefits	4,822	794
Deferred compensation	2,254	—
Net operating loss and contribution carryovers	2,229	2,604
Non-accrual interest	948	307
Restricted stock and stock option plans	803	364
Write-downs of investment securities	795	515
Depreciation	235	17
Accrued expenses	200	252
Alternative minimum tax credits	31	31
Write-down of building	—	390
Other	198	—

Total gross deferred tax assets	39,195	18,628

Deferred tax liabilities:
Identified intangible assets and goodwill	8,893	2,966
Unrealized gain on securities available for sale	2,015	1,049
Deferred loan origination costs, net	736	580
Investments in affordable housing projects	246	—
Unrecognized gain relating to postretirement obligation	92	91
Acquisition fair value adjustments	—	1,116
Other	16	145

Total gross deferred tax liabilities	11,998	5,947

Net deferred tax asset	$27,197	$12,681

        At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.4 million which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has alternative minimum tax credit carryforwards of approximately $31,000, which are available to reduce future federal income taxes, if any, over an indefinite period. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $0.9 million.

        The Company has determined that a valuation allowance is not required for any of its deferred tax assets because it believes that it is more likely than not that these assets will reverse against future taxable income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(13) Income Taxes (Continued)

        For federal income tax purposes, the Company has a $1.8 million reserve for credit losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb credit losses, no provision has been made for the $1.0 million liability that would result if 100% of the reserve were recaptured.

        The Company did not have any unrecognized tax benefits accrued as income tax receivables or as deferred tax items at December 31, 2012.

        The Company is subject to federal and state examinations for tax years after December 31, 2008.

(14) Commitments and Contingencies

Off-Balance Sheet Financial Instruments

        The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credits, and interest rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.

        The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The Company's exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amount of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(14) Commitments and Contingencies (Continued)

        Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$158,768	$85,035
Commercial	116,235	38,987
Residential mortgage	8,926	8,946
Unadvanced portion of loans and leases	299,523	196,318
Unused lines of credit:
Home equity	165,936	82,770
Other consumer	4,017	5,095
Other commercial	965	838
Unused letters of credit:
Financial standby letters of credit	19,887	18,786
Performance standby letters of credit	2,916	—
Commercial and similar letters of credit	112	25
Back-to-back interest rate swaps	33,221	—

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower.

        Standby and commercial letters of credits are conditional commitments issued by the Company to guarantee performance of a customer to a third party. These standby and commercial letters of credit are primarily issued to support the financing needs of the Company's commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million at December 31, 2012 and $0.8 million at December 31, 2011.

        From time to time the Company enters into back-to-back interest rate swaps with commercial customers and third-party financial institutions. These swaps allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate risk of holding those loans. In a back-to-back interest rate swap transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an interest rate swap with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(14) Commitments and Contingencies (Continued)

        The fair value of interest rate swap assets and liabilities are $1.3 million and $1.4 million, respectively, at December 31, 2012. There were no interest rate swaps at December 31, 2011.

Lease Commitments

        The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2013	$4,551
2014	3,977
2015	3,614
2016	3,391
2017	2,973
Thereafter	8,153

Total	$26,659

        The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $4.5 million in 2012, $2.7 million in 2011 and $2.4 million in 2010.

Legal Proceedings

        In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

(15) Stockholders' Equity

Preferred Stock

        The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2012, there were no shares of preferred stock issued.

Capital Distributions and Restrictions Thereon

        The Company is a legal entity separate and distinct from each of the Banks and Brookline Securities Corp. The Company's primary source of revenue dividends paid to it by the Banks and Brookline Securities Corp.

        The FRB has authority to prohibit the Company from paying dividends to the Company's shareholders if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(15) Stockholders' Equity (Continued)

dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition.

        The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to their parent if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including the Massachusetts Division of Banks in the case of Brookline Bank and First Ipswich, and the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI.

Common Stock Repurchases

        In 2012, 2011 and 2010, no shares of the Company's common stock were repurchased by the Company. As of December 31, 2012, the Company was not authorized to repurchase any additional shares of its common stock.

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

Accumulated Other Comprehensive Income

        Activity in accumulated other comprehensive income, net of tax, was as follows:

	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2009	$1,987	$214	$2,201
Other comprehensive income (loss) during 2010	198	(51)	147

Balance at December 31, 2010	2,185	163	2,348
Other comprehensive income (loss) during 2011	(351)	(34)	(385)

Balance at December 31, 2011	1,834	129	1,963
Other comprehensive income (loss) during 2012	1,524	(4)	1,520

Balance at December 31, 2012	$3,358	$125	$3,483

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(16) Regulatory Capital Requirements

        The Company's primary source of cash is dividends from the Banks and Brookline Securities Corp. The Banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount which would cause the Banks to fall below the minimum required for capital adequacy purposes.

        The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such, must comply with the capital requirements of the Federal Reserve Bank (the "FRB") at the consolidated level. As member banks of the FRB, Brookline Bank, BankRI and First Ipswich are also required to comply with the regulatory capital requirement of the FRB.

        While the FRB is the primary regulator, the Banks are also subject to FDIC regulations and capital adequacy requirements since they are also FDIC-insured banks. The FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the regulations, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a Tier 1 leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

        Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(16) Regulatory Capital Requirements (Continued)

        The following table reconciles stockholders' equity under GAAP with regulatory capital for the Company and its subsidiaries at the dates indicated.

	The Company Dec. 31,		Brookline Bank Dec. 31,		BankRI Dec. 31,	First Ipswich Dec. 31,
	2012	2011	2012	2011	2012	2012	2011
	(In Thousands)
Stockholders' equity	$612,097	$503,602	$288,859	$284,075	$247,606	$35,515	$33,730
Add: Minority interest	3,712	3,400	3,712	3,400	—	—	—
Add: Subordinated debenture	12,091	—	—	—	—	—	—
Less: Disallowed goodwill and intangible assets	159,400	51,114	7,991	8,702	110,203	5,940	6,715
Less: Net unrealized gains on available-for-sale securities	3,358	1,834	1,874	1,943	1,303	366	118

Tier 1 capital	465,142	454,054	282,706	276,830	136,100	29,209	26,897
Allowance for credit losses not to exceed 1.25% of risk-weighted assets	41,935	32,467	35,923	31,299	5,053	959	412
Unrealized gains on available-for-sale equity securities	—	—	—	—	18	—	—

Total risk-based capital	$507,077	$486,521	$318,629	$308,129	$141,171	$30,168	$27,309

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(16) Regulatory Capital Requirements (Continued)

        As of December 31, 2012, the Company, Brookline Bank, BankRI and First Ipswich met all applicable minimum capital requirements and were considered "well-capitalized" by their respective regulators. The Company's and the Banks' actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well-Capitalized"
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2012:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.4%	$197,094	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.9%	171,481	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.8%	342,909	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.3%	$121,725	4.0%	$152,156	5.0%
Tier 1 risk-based capital ratio	(2)	282,706	9.8%	115,626	4.0%	173,439	6.0%
Total risk-based capital ratio	(3)	318,629	11.0%	231,310	8.0%	289,137	10.0%
BankRI
Tier 1 leverage capital ratio	(1)	$136,100	8.5%	$64,047	4.0%	$80,059	5.0%
Tier 1 risk-based capital ratio	(2)	136,100	11.5%	47,175	4.0%	70,763	6.0%
Total risk-based capital ratio	(3)	141,171	12.0%	94,350	8.0%	117,937	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.7%	$12,020	4.0%	$15,025	5.0%
Tier 1 risk-based capital ratio	(2)	29,209	13.2%	8,824	4.0%	13,237	6.0%
Total risk-based capital ratio	(3)	30,168	13.7%	17,642	8.0%	22,053	10.0%
At December 31, 2011:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$454,054	14.4%	$126,126	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	454,054	15.9%	114,227	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	486,521	17.0%	228,951	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$276,830	9.6%	$113,630	4.0%	$142,038	5.0%
Tier 1 risk-based capital ratio	(2)	276,830	10.4%	113,630	4.0%	158,157	6.0%
Total risk-based capital ratio	(3)	308,129	11.6%	210,876	8.0%	263,595	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$26,897	9.9%	$10,820	4.0%	$13,584	5.0%
Tier 1 risk-based capital ratio	(2)	26,897	13.8%	7,801	4.0%	11,702	6.0%
Total risk-based capital ratio	(3)	27,309	14.0%	15,603	8.0%	19,503	10.0%

(1)
Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)
Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)
Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(17) Earnings per Share

        The following table is a reconciliation of basic EPS and diluted EPS:

	2012		2011		2010
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
Net income	$37,142	$37,142	$27,600	$27,600	$26,872	$26,872

Weighted average shares outstanding	69,702,417	69,702,417	58,633,627	58,633,627	58,578,599	58,578,599
Effect of dilutive securities	—	43,839	—	2,804	—	4,586

Adjusted weighted average shares outstanding	69,702,417	69,746,256	58,633,627	58,636,431	58,578,599	58,583,185

Earnings per share	$0.53	$0.53	$0.47	$0.47	$0.46	$0.46

        On January 3, 2012, the Company issued approximately 11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island, Inc. (Refer to Note 2, "Acquisitions," for more information.)

(18) Employee Benefit Plans

Postretirement Benefits

        Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Employee Benefit Plans (Continued)

        The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Net periodic benefit expense:
Service cost	$74	$74	$70
Interest cost	55	61	64
Prior service credit	(21)	(21)	(21)
Actuarial gain	(3)	(4)	—

Net periodic benefit expense	$105	$110	$113

Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	11	(36)	(6)
Prior service credit	(21)	(21)	(82)

Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$(10)	$(57)	$(88)

        The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 3.95% in the year 2012, 5.25% in the year 2011 and 5.75% in the year 2010. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $21,000. The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.5 million at December 31, 2012 and $1.5 million at December 31, 2011.

        The actual health care trend used to measure the accumulated postretirement benefit obligation in 2012 for plan participants below age 65 and for plan participants over age 65 was 3.0% and -14.7%, respectively. In 2011 the rate for plan participants below age 65 and for plan participants over age 65 was 4.8% and 0.0%, respectively. The rates to be used in 2013 through 2017 are expected to be in the range of 7.5% to 6.7% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$31	$(24)
Effect on the accumulated postretirement benefit obligation	306	(243)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Employee Benefit Plans (Continued)

401(k) Plans

        The Company administers two 401(k) plans, both of which are qualified, tax-exempt profit-sharing plans with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee reaching the age of 21 and having completed 1,000 hours of service in a plan year is eligible to participate in a plan by making voluntary contributions, subject to certain limits based on federal tax laws. In one plan, the Company contributes an amount equal to 5% of the compensation of eligible employees, but does not match employee contributions to the plan. Participants are vested in employer contributions after three years of service. In the other plan, the Company makes a matching contribution of the amount contributed by eligible employees, up to 4% of the employee's yearly compensation. Contributions to both plans are subject to certain limits based on federal tax laws. Expenses associated with the plans were $1.8 million in 2012, $1.0 million in 2011 and $0.8 million in 2010.

Nonqualified Deferred Compensation Plan

        The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plans because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2012, 2011 and 2010 were $0.5 million, $0 and $0, respectively. Accrued liabilities associated with the Nonqualified Plan in 2012, 2011 and 2010 were $0.5 million, $0 and $0, respectively.

Supplemental Executive Retirement Agreements

        The Company acquired two Supplemental Executive Retirement Plans ("the SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefits. As of December 31, 2012, there are 13 participations in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. The Company records annual amounts related to the SERPs based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of operations.

        Total expenses for benefits payable under the SERPs at December 31, 2012, 2011 and 2010 were $0.4 million, $0 and $0, respectively. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2012 and 2011 were $10.7 million and $0, respectively.

        The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 4.25% in the year 2012.

Employee Stock Ownership Plan

        Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021 and can be prepaid without penalty. Loans are repaid to the Company in the form

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Employee Benefit Plans (Continued)

of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2012 and 2011, which was $2.6 million and $2.8 million, respectively, is eliminated in consolidation.

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

        At December 31, 2012, the ESOP held 333,918 unallocated shares at an aggregate cost of $1.7 million; the market value of such shares at that date was $0.4 million. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2012, $0.4 million in 2011 and $0.5 million in 2010 based on the commitment to release to eligible employees 44,292 shares in 2012, 46,207 shares in 2011 and 48,182 shares in 2010.

Recognition and Retention Plans

        On April 20, 2011, the stockholders of the Company approved the 2011 Restricted Stock Award Plan (the "2011 RSA"). The purpose of the 2011 RSA is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders. The maximum number of shares of the Company's common stock that may be awarded is 500,000.

        The Company awarded 166,941 and 159,291 shares of common stock under the 2011 RSA in 2012 and 2011, respectively. Of the awarded shares, 50% vest over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.

        The Company also has an active recognition and retention plan ("RRP"), titled the 2003 Recognition and Retention Plan (the "2003 RRP"), with 1,250,000 authorized shares. A prior plan, the 1999 Recognition and Retention Plan (the "1999 RRP"), with 546,986 authorized shares, was terminated on April 19, 2009. Under both of the RRPs, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Employee Benefit Plans (Continued)

shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009. As of that date, no shares remained available for award under that plan. As of December 31, 2012, 87,861 shares were available for award under the 2003 RRP.

        Total expense for the RSA and RRP plans was $0.8 million in 2012, $0.4 million in 2011 and $0.1 million in 2010. The expense to be recognized for unvested shares at December 31, 2012 will be $1.0 million in 2013. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $11,000 in 2012, $12,000 in 2011 and $5,000 in 2010.

        No dividend equivalent rights were paid to holders of unexercised vested options in 2012, 2011, or 2010.

Stock Option Plans

        The Company has an active stock option plan, the "2003 Option Plan." A prior plan, the "1999 Option Plan," was terminated on April 19, 2009. Under both stock option plans, shares of the Company's common stock were reserved for issuance to directors, employees and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.

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

        In 2011, 5,000 options were awarded under the 2003 Option Plan, all of which vested throughout 2012.

        No options were granted in 2012. At December 31, 2012, 1,409,055 options were available for award under the Company's 2003 Option Plan.

        Total expense for the stock option plans amounted to $10,000 in 2012, $47,000 in 2011 and $0.3 million in 2010. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2012, 2011 or 2010. The total intrinsic value of stock options exercised in 2012, 2011 and 2010 was $0, $0 and $0, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Employee Benefit Plans (Continued)

        Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2009	1,396,512	$14.59
Granted	104,833	10.69
Exercised	—	—
Forfeited / Canceled	(373,000)	15.02

Outstanding at December 31, 2010	1,128,345	14.08
Granted	5,000	8.29
Exercised	—	—
Forfeited / Canceled	(42,500)	14.67

Outstanding at December 31, 2011	1,090,845	14.08
Granted	—	—
Exercised	—	—
Forfeited / Canceled	(15,000)	14.95

Outstanding at December 31, 2012	1,075,845	$13.96	$2	2.2

Exercisable at December 31, 2012	1,075,845	$13.96	$2	2.2

        To calculate the weighted average data presented in this note and the compensation expense presented in the accompanying financial statements, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—	4.30%	3.18%
Expected volatility	—	34.38%	27.09%
Risk-free interest rate	—	1.85%	2.67%
Expected life of options	—	7.0 years	6.1 years

(19) Fair Value of Financial Instruments

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(19) Fair Value of Financial Instruments (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 are as follows:

	Carrying Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$69,809	$—	$69,809
Municipal obligations	—	1,101	—	1,101
Auction-rate municipal obligations	—	—	1,976	1,976
Corporate debt obligations	—	10,685	—	10,685
Trust preferred securities	—	1,578	941	2,519
GSE CMOs	—	217,001	—	217,001
GSE MBSs	—	169,648	—	169,648
Private-label CMOs	—	6,866	—	6,866
SBA commercial loan asset-backed securities	—	381	—	381
Marketable equity securities	1,337	—	—	1,337

Total securities available-for-sale	$1,337	$477,069	$2,917	$481,323

Interest-rate swaps	$—	$1,317	$—	$1,317
Liabilities:
Interest-rate swaps	$—	$1,380	$—	$1,380

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(19) Fair Value of Financial Instruments (Continued)

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$93,069	$—	$93,069
Municipal obligations	—	1,303	—	1,303
Auction-rate municipal obligations	—	—	2,490	2,490
Corporate debt obligations	—	41,354	—	41,354
Trust preferred securities	—	2,285	718	3,003
GSE CMOs	—	3,025	—	3,025
GSE MBSs	—	71,504	—	71,504
Private-label CMOs	—	378	—	378
SBA commercial loan asset-backed securities	—	443	—	443
Marketable equity securities	862	—	—	862

Total investment securities available-for-sale	$862	$213,361	$3,208	$217,431

  Investment Securities Available-for-Sale

        The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, and GSE residential MBSs and CMOs, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as trust preferred securities and auction-rate municipal securities) and are included in Level 3.

  Interest-Rate Swaps

        The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 12, "Derivatives and Hedging Activities."

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(19) Fair Value of Financial Instruments (Continued)

        The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)
Auction-rate municipal obligations	$1,976	Discounted cash flow	Discount rate	0-5%	4.0%
Pooled trust preferred securities	$941	Discounted cash flow	Cumulative default	0-100%	13.0%
			Cure given deferral/default	0-15%
			Discount rate	5-56%

        The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated:

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)
Investment securities available-for-sale, beginning of period	$3,208	$3,603
Acquired, BankRI	184	—
Principal paydowns and other	(836)	(520)
Total unrealized gains included in other comprehensive income	361	125

Investment securities available-for-sale, end of period	$2,917	$3,208

        There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2012 or 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(19) Fair Value of Financial Instruments (Continued)

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

        Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011 are summarized below:

	Carrying Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$36,749	$—	$36,749
Other real estate owned	—	903	—	903
Repossessed assets	—	588	—	588

	$—	$38,240	$—	$38,240

	Carrying Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$3,654	$—	$3,654
Other real estate owned	—	845	—	845
Repossessed assets	—	421	—	421

	$—	$4,920	$—	$4,920

  Collateral-Dependent Impaired Loans and Leases

        For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.

  Other Real Estate Owned

        The Company records other real estate owned at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses.

  Repossessed Assets

        Repossessed vehicles and equipment are carried at estimated fair value less costs to sell based on auction pricing (Level 2).

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(19) Fair Value of Financial Instruments (Continued)

        There were no transfers between levels for assets recorded at fair value on a non-recurring basis during 2012 or 2011.

Summary of Estimated Fair Values of Financial Instruments

        The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
December 31, 2012
Financial assets:
Investment securities held-to-maturity	$500	$502	$—	$—	$502
Loans and leases, net	4,137,793	4,196,911	—	—	4,196,911
Financial liabilities:
Certificates of deposit	1,010,941	1,019,916	—	1,019,916	—
Borrowed funds	853,969	872,046	—	872,046	—
December 31, 2011
Financial assets:
Loans and leases, net	$2,689,118	$2,706,534	$—	$—	$2,706,534
Financial liabilities:
Certificates of deposit	805,672	812,681	—	812,681	—
Borrowed funds	506,919	522,541	—	522,541	—

  Investment Securities Held-to-Maturity

        The fair value of securities held-to-maturity are estimated using pricing models or are based on comparisons to market prices of similar securities and considered to be Level 3.

  Loans and Leases

        The fair value of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, indirect automobile, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed, variable) and payment status (current, past-due). The Company then discounted the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(19) Fair Value of Financial Instruments (Continued)

similar quality and estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

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

(20) Condensed Parent Company Financial Statements

        Condensed parent company financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 follow. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(20) Condensed Parent Company Financial Statements (Continued)

Balance Sheets

	At December 31,
	2012	2011
	(In Thousands)
ASSETS
Cash and due from banks	$4,547	$480
Short-term investments	33	160

Total cash and cash equivalents	4,580	640

Restricted equity securities	100	—
Loan to Brookline Bank ESOP	2,502	2,752
Premises and equipment, net	8,202	—
Deferred tax asset	1,879	—
Investment in subsidiaries, at equity	592,961	352,042
Goodwill, net	35,267	35,698
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	—	112,983
Other assets	1,899	1,631

Total assets	$647,390	$505,746

LIABILITIES AND EQUITY
Demand checking accounts	$41	$—
Borrowed funds	12,091	—
Accrued expenses and other liabilities	23,155	2,144

Total liabilities	35,287	2,144

Equity:
Stockholders' equity:
Common stock	754	644
Additional paid-in capital	618,429	525,171
Retained earnings, partially restricted	53,358	39,993
Accumulated other comprehensive income	3,483	1,963
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 333,918 shares and 378,215 shares, respectively	(1,820)	(2,062)

Total Brookline Bancorp, Inc. stockholders' equity	612,097	503,602

Total liabilities and equity	$647,384	$505,746

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(20) Condensed Parent Company Financial Statements (Continued)

Statements of Income

	Year Ended December 31,
	2012	2011	2010
Interest and dividend income:
Dividend income from subsidiaries	$30,000	$167,003	$17,419
Short-term investments	—	1	1
Loan to Brookline Bank ESOP	227	249	267

Total interest and dividend income	30,227	167,253	17,687

Inerest expense:
Borrowed funds and subordinated debt	589	91	—

Net interest income	29,638	167,162	17,687
Non-interest expense:
Compensation and employee benefits	11,302	—	—
Equipment and data processing	1,395	—	—
Directors' fees	580	225	240
Franchise taxes	175	180	192
Professional services	2,773	1,758	703
Advertising and marketing	11
Other	2,477	229	143

Total non-interest expense	18,713	2,392	1,278

Income before income taxes	10,925	164,770	16,409
(Credit) provision for income taxes	(7,050)	285	28

Income before distributions in excess of net income of subsidiaries	17,975	164,485	16,381
Distributions less than (in excess of) net income of subsidiaries	19,167	(136,885)	10,491

Net income	$37,142	$27,600	$26,872

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(20) Condensed Parent Company Financial Statements (Continued)

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income attributable to parent company	$37,142	$27,600	$26,872
Adjustments to reconcile net income to net cash provided from operating activities:
Distributions (less than) in excess of net income of subsidiaries	(19,167)	137,227	(10,491)
Depreciation of premises and equipment	355	—	—
Amortization of acquistion fair value adjustments, net	(217)	—	—
Net change in:
Other assets	(26,995)	943	3,360
Accrued expenses and other liabilities	21,240	259	302

Net cash provided from operating activities	12,358	166,029	20,043

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	(89,258)	(19,729)
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	112,983	(112,983)	—
Repayment of ESOP loan by Brookline Bank	250	250	250
Payment from subsidiary bank for shares vested in recognition and retention plans	—	—	80
Purchase of restricted equity securities	(100)	—	—
Purchase of premises and equipment	(8,557)	—	—

Net cash provided from (used in) investing activities	15,318	(132,462)	330

Cash flows from financing activities:
Increase in demand deposit, NOW, savings and money market accounts	41	—	—
Payment of dividends on common stock	(23,777)	(19,964)	(20,070)
Repayment of subordinated and other debt	—	(13,985)	—
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distribution on allocated ESOP shares	—	79	130

Net cash used in financing activities	(23,736)	(33,870)	(19,940)

Net increase (decrease) in cash and cash equivalents	3,940	(303)	433
Cash and cash equivalents at beginning of year	640	943	510

Cash and cash equivalents at end of year	$4,580	$640	$943

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on subordinated debt	$795	$—	$—
Income taxes	16,981	—	—
Acquisition of Bancorp Rhode Island:
Fair value of assets acquired, net of cash and cash equivalents acquired	$1,571,817	$—	$—
Fair value of liabilities assumed	1,481,535	—	—
Acquisition of First Ipswich Bancorp:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$246,186	$—
Fair value of liabilities assumed	—	251,978	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(21) Quarterly Results of Operations (Unaudited)

	2012 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$52,976	$55,394	$51,839	$52,991
Interest expense	8,412	8,983	9,080	9,357

Net interest income	44,564	46,411	42,759	43,634
Provision for credit losses	3,101	2,862	6,678	3,247

Net interest income after provision for credit losses	41,463	43,549	36,081	40,387
Loss on investment in affordable housing projects	(239)	(73)	(244)	(138)
Gain on sales of securities, net	129	—	797	—
Gain on sales of loans and leases	1,898	—	—	—
Other non-interest income	4,716	3,858	4,168	3,733
Amortization of identified intangible assets	(1,797)	(1,271)	(1,271)	(1,283)
Other non-interest expense	(27,072)	(29,165)	(27,350)	(31,166)

Income before income taxes	19,098	16,898	12,181	11,533
Provision for income taxes	6,868	5,176	4,398	4,899

Net income	12,230	11,722	7,783	6,634
Less net income attributable to noncontrolling interest in subsidiary	367	321	254	285

Net income attributable to Brookline Bancorp, Inc.	$11,863	$11,401	$7,529	$6,349

Earnings per share:
Basic	$0.17	$0.16	$0.11	$0.09
Diluted	0.17	0.16	0.11	0.09
Average common shares outstanding:
Basic	69,742,225	69,716,283	69,677,656	69,664,619
Diluted	69,799,324	69,754,473	69,715,890	69,665,873
Common stock price:
High	$9.78	$9.49	$9.25	$8.90
Low	8.37	8.46	8.13	7.54
Dividends paid:
Per share	$0.085	$0.085	$0.085	$0.085
Payout ratio	50.22%	52.24%	79.08%	93.76%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(21) Quarterly Results of Operations (Unaudited) (Continued)

	2011 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest income	$35,881	$35,590	$35,621	$33,443
Interest expense	7,368	7,642	7,823	7,503

Net interest income	28,513	27,948	27,798	25,940
Provision for credit losses	842	891	839	1,059

Net interest income after provision for credit losses	27,671	27,057	26,959	24,881
Gain on sales of securities, net	—	—	—	80
Loss from investments in affordable housing projects	(171)	(500)	—	—
Other non-interest income	1,662	1,428	1,518	1,046
Amortization of identified intangible assets	(377)	(443)	(455)	(296)
Other non-interest expense	(16,143)	(16,636)	(15,422)	(13,153)

Income before income taxes	12,642	10,906	12,600	12,558
Provision for income taxes	5,281	4,324	5,273	5,008

Net income	7,361	6,582	7,327	7,550
Less net income attributable to noncontrolling interest in subsidiary	303	307	326	283

Net income attributable to Brookline Bancorp, Inc.	$7,058	$6,275	$7,001	$7,267

Earnings per share:
Basic	$0.12	$0.11	$0.12	$0.12
Diluted	0.12	0.11	0.12	0.12
Average common shares outstanding:
Basic	58,652,370	58,640,775	58,629,265	58,611,488
Diluted	58,652,760	58,640,973	58,630,908	58,618,309
Common stock price:
High	$8.74	$9.68	$10.61	$11.68
Low	7.30	7.12	8.26	9.93
Dividends paid:
Per share	$0.085	$0.085	$0.085	$0.085
Payout ratio	70.83%	77.27%	70.83%	70.83%