Form 10-Q
period 2013-03-31
BROOKLINE BANCORP INC
filed 2013-05-10
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 10, 2013, the number of shares of common stock, par value $0.01 per share, outstanding was 70,094,701.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	At March 31, 2013	At December 31, 2012
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$39,330	$78,441
Short-term investments	52,766	38,656
Total cash and cash equivalents	92,096	117,097
Investment securities available-for-sale (amortized cost of $483,265 and $475,946, respectively)	486,625	481,323
Investment securities held-to-maturity (fair value of $500 and $502, respectively)	500	500
Total investment securities	487,125	481,823
Loans held-for-sale	839	3,233
Loans and leases:
Commercial real estate loans	2,001,061	2,005,963
Commercial loans	891,525	847,455
Indirect automobile loans	510,954	542,344
Consumer loans	770,445	779,950
Total loans and leases	4,173,985	4,175,712
Allowance for loan and lease losses	(42,532)	(41,152)
Net loans and leases	4,131,453	4,134,560
Restricted equity securities	66,553	68,661
Premises and equipment, net of accumulated depreciation and amortization of $40,098 and $38,985, respectively	74,223	70,791
Deferred tax asset	29,123	27,197
Goodwill, net	137,890	137,890
Identified intangible assets, net of accumulated amortization of $19,437 and $18,272, respectively	20,345	21,510
Other real estate owned and repossessed assets, net	1,248	1,491
Other assets	69,483	83,281
Total assets	$5,110,378	$5,147,534

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$623,315	$623,274
Interest-bearing deposits:
NOW accounts	194,313	212,858
Savings accounts	509,967	515,367
Money market accounts	1,303,231	1,253,819
Certificate of deposit accounts	995,207	1,010,941
Total interest-bearing deposits	3,002,718	2,992,985
Total deposits	3,626,033	3,616,259
Borrowed funds:
Advances from the FHLBB	759,675	790,865
Other borrowed funds	60,772	63,104
Total borrowed funds	820,447	853,969
Mortgagors’ escrow accounts	7,823	6,946
Accrued expenses and other liabilities	38,825	54,551
Total liabilities	4,493,128	4,531,725

Equity:
Brookline Bancorp, Inc. stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares and 75,749,825 shares issued, respectively	754	754
Additional paid-in capital	618,711	618,429
Retained earnings, partially restricted	56,211	53,358
Accumulated other comprehensive income	2,233	3,483
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 323,355 shares and 333,918 shares, respectively	(1,763)	(1,820)
Total Brookline Bancorp, Inc. stockholders’ equity	614,039	612,097
Noncontrolling interest in subsidiary	3,211	3,712
Total equity	617,250	615,809
Total liabilities and equity	$5,110,378	$5,147,534

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2013	2012
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$49,419	$49,643
Debt securities	1,852	3,229
Short-term investments	31	27
Marketable and restricted equity securities	310	92
Total interest and dividend income	51,612	52,991

Interest expense:
Deposits	4,834	5,517
Borrowed funds and subordinated debt	3,109	3,840
Total interest expense	7,943	9,357

Net interest income	43,669	43,634
Provision for credit losses	1,855	3,247
Net interest income after provision for credit losses	41,814	40,387

Non-interest income:
Fees, charges and other income	3,639	3,733
Loss from investments in affordable housing projects	(312)	(138)
Total non-interest income	3,327	3,595

Non-interest expense:
Compensation and employee benefits	16,298	14,688
Occupancy	3,083	2,676
Equipment and data processing	3,861	3,645
Professional services	1,501	6,453
FDIC insurance	934	920
Advertising and marketing	670	703
Amortization of identified intangible assets	1,165	1,283
Other	3,260	2,081
Total non-interest expense	30,772	32,449

Income before provison for income taxes	14,369	11,533
Provision for income taxes	5,129	4,899
Net income before noncontrolling interest in subsidiary	9,240	6,634

Less net income attributable to noncontrolling interest in subsidiary	427	285
Net income attributable to Brookline Bancorp, Inc.	$8,813	$6,349

Earnings per common share
Basic	$0.13	$0.09
Diluted	0.13	0.09

Weighted average common shares outstanding during the period:
Basic	69,762,784	69,664,619
Diluted	69,830,630	69,665,873

Dividends declared per common share	$0.085	$0.085

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Net income before noncontrolling interest in subsidiary	$9,240	$6,634

Other comprehensive (loss) income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains excluding non-credit gain on impairment of securities	(2,018)	762
Non-credit gain on impairment of securities	—	2
Net unrealized securities holding (losses) gains before income taxes	(2,018)	764
Income tax benefit (expense)	768	(269)
Net unrealized securities holding (losses) gains	(1,250)	495

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	(5)
Income tax benefit	—	4
Net adjustment of accumulated obligation for postretirement benefits	—	(1)

Net other comprehensive (loss) income	(1,250)	494

Comprehensive income	7,990	7,128

Net income attributable to noncontrolling interest in subsidiary	427	285

Comprehensive income attributable to Brookline Bancorp, Inc.	$7,563	$6,843

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

Balance at December 31, 2012	$754	$618,429	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

Net income attributable to Brookline Bancorp, Inc.	—	—	8,813	—	—	—	8,813	—	8,813

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	427	427

Other comprehensive loss	—	—	—	(1,250)	—	—	(1,250)	—	(1,250)

Common stock dividends of $0.085 per share	—	—	(5,960)	—	—	—	(5,960)	—	(5,960)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(928)	(928)

Compensation under recognition and retention plan	—	282	—	—	—	—	282	—	282

Common stock held by ESOP committed to be released (323,355 shares)	—	—	—	—	—	57	57	—	57

Balance at March 31, 2013	$754	$618,711	$56,211	$2,233	$(62,107)	$(1,763)	$614,039	$3,211	$617,250

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity (Continued)

Three Months Ended March 31, 2013 and 2012

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$8,813	$6,349
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	427	285
Provision for credit losses	1,855	3,247
Origination of loans and leases to be sold	(12,194)	(19,747)
Proceeeds from loans and leases sold	14,886	22,766
Deferred income tax expense	921	985
Depreciation of premises and equipment	1,476	895
Amortization of securities premiums and discounts, net	913	807
Amortization of deferred loan and lease origination costs, net	2,426	2,563
Amortization of identified intangible assets	1,165	1,283
Accretion of acquisition fair value adjustments, net	(2,764)	(2,392)
Gain on sale of loans held for sale	(298)	—
Gains on sales of other real estate owned and repossessed assets	(28)	—
Write-down of other real estate owned and repossessed assets	755	4
Compensation under recognition and retention plans	282	148
Loss on investments in affordable housing projects	312	138
ESOP shares committed to be released	57	60
Net change in:
Cash surrender value of bank-owned life insurance	(276)	(295)
Other assets	11,683	(7,247)
Accrued expenses and other liabilities	(15,781)	(1,319)
Net cash provided from operating activities	14,630	8,530

Cash flows from investing activities:
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	31,789	67,849
Purchases of investment securities available-for-sale	(40,021)	—
Proceeds from redemption of restricted equity securities	2,108	2,003
Purchases of investment securities held-to-maturity	—	(500)
Net increase in loans and leases	(1,465)	(80,958)
Acquisitions, net of cash and cash equivalents acquired	—	(89,258)
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	—	112,983
Purchase of premises and equipment	(4,908)	(4,684)
Proceeds from sales of other real estate owned	978	—
Net cash used for investing activities	(11,519)	7,435

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows  (Continued)

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	25,508	106,122
Decrease in certificates of deposit	(14,995)	(32,098)
Proceeds from FHLBB advances	729,300	690,424
Repayment of FHLBB advances	(759,569)	(769,656)
Repayment of subordinated debt	3,000	—
(Decrease) increase in other borrowed funds	(5,345)	21,514
Increase in mortgagors’ escrow accounts	877	643
Payment of dividends on common stock	(5,960)	(5,944)
Payment of dividends to owners of noncontrolling interest in subsidiary	(928)	—
Net cash provided from financing activities	(28,112)	11,005

Net increase (decrease) in cash and cash equivalents	(25,001)	26,970
Cash and cash equivalents at beginning of period	117,097	106,296
Cash and cash equivalents at end of period	$92,096	$133,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$9,139	$10,778
Income taxes	2,614	3,771
Non-cash investing activities:
Transfer from loans to other real estate owned	$1,465	$—
Acquisition of Bancorp Rhode Island, Inc.:
Assets acquired (excluding cash and cash equivalents)	$—	$1,571,302
Liabilities assumed	—	1,482,044

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

(1)               Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered bank; and First Ipswich Bank (“First Ipswich” and formerly known as the First National Bank of Ipswich), a Massachusetts-chartered trust company (collectively referred to as the “Banks”). The Banks are all members of the Federal Reserve System.  The Company is also the parent of Brookline Securities Corp. (“BSC”). The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 22 full-service banking offices in Brookline, Massachusetts and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency and BRI Realty Corp., operates 18 full-service banking offices in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

The Company’s activities include acceptance of commercial business and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small- and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, and Macrolease, which is based in Plainview, New York.

The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.

The Federal Deposit Insurance Corporation (“FDIC”) offers insurance coverage on all deposits up to $250,000 per depositor for all three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

(2)               Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of offsetting disclosure requirements in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU No. 2011-11. Effective January 1, 2013, companies are required to disclose (a) gross amounts of recognized assets and liabilities; (b) gross amounts offset in the statement of financial position; (c) net amounts of assets and liabilities presented in the statement of financial position; (d) gross amount subject to enforceable master netting agreement not offset in the statements of financial position; and (e) net amounts after deducting (d) from (c). The disclosure should be presented in tabular format (unless another format is more appropriate) separately for assets and liabilities. The intent of the new disclosure is to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. As required, the Company added relevant disclosure in Note 8, “Derivatives and Hedging Activities.”

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU states that the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments do, however, require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income under U.S. GAAP, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. In response to this ASU, the Company added a new footnote to disclose the amounts reclassified out of accumulated other comprehensive income and the effects on the line items of net income. See Note 7, “Comprehensive Income.”

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

(3)               Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$56,345	$205	$—	$56,550
GSE CMOs	235,789	728	437	236,080
GSE MBSs	167,572	3,208	652	170,128
Private-label CMOs	5,680	163	—	5,843
SBA commercial loan asset-backed securities	341	—	2	339
Auction-rate municipal obligations	2,100	—	129	1,971
Municipal obligations	1,060	40	—	1,100
Corporate debt obligations	10,465	296	—	10,761
Trust preferred securities and pools	2,662	185	357	2,490
Total debt securities	482,014	4,825	1,577	485,262
Marketable equity securities	1,251	112	—	1,363
Total investment securities available-for-sale	$483,265	$4,937	$1,577	$486,625

Investment securities held-to-maturity	$500

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$69,504	$305	$—	$69,809
GSE CMOs	215,670	1,386	55	217,001
GSE MBSs	165,996	3,704	52	169,648
Private-label CMOs	6,719	147	—	6,866
SBA commercial loan asset-backed securities	383	—	2	381
Auction-rate municipal obligations	2,100	—	124	1,976
Municipal obligations	1,058	43	—	1,101
Corporate debt obligations	10,481	204	—	10,685
Trust preferred securities and pools	2,786	136	403	2,519
Total debt securities	474,697	5,925	636	479,986
Marketable equity securities	1,249	88	—	1,337
Total investment securities available-for-sale	$475,946	$6,013	$636	$481,323

Investment securities held-to-maturity	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Investment Securities as Collateral

At March 31, 2013 and December 31, 2012, respectively, $301.9 million and $309.7 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at March 31, 2013 and December 31, 2012 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$110,128	$437	$—	$—	$110,128	$437
GSE MBSs	33,636	647	239	5	33,875	652
Private-label CMOs	24	—	—	—	24	—
SBA commercial loan asset-backed securities	300	2	—	—	300	2
Auction-rate municipal obligations	—	—	1,771	129	1,771	129
Trust preferred securities and pools:
With OTTI loss	—	—	—	—	—	—
Without OTTI loss	—	—	1,928	357	1,928	357
Total debt securities	144,088	1,086	3,938	491	148,026	1,577
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$144,088	$1,086	$3,938	$491	$148,026	$1,577

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$23,910	$55	$—	$—	$23,910	$55
GSE MBSs	19,186	47	235	5	19,421	52
Private-label CMOs	25	—	—	—	25	—
SBA commercial loan asset-backed securities	310	2	—	—	310	2
Auction-rate municipal obligations	—	—	1,976	124	1,976	124
Trust preferred securities and pools:
With OTTI loss	—	—	—	—	—	—
Without OTTI loss	—	—	1,931	403	1,931	403
Total debt securities	43,431	104	4,142	532	47,573	636
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$43,431	$104	$4,142	$532	$47,573	$636

The Company performs regular analysis on the available-for-sale investment securities portfolio to determine whether a decline in fair value indicates that an investment is other-than-temporarily-impaired (“OTTI”). In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost, projected future cash flows, credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

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

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position at March 31, 2013, prior to this recovery. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by of U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At March 31, 2103, none of those obligations is

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

backed by the full faith and credit of the U.S. Government, except for GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $14.6 million.

At March 31, 2013, the Company held GSE debentures with a total fair value of $56.6 million and a net unrealized gain of $0.2 million. At December 31, 2012, the Company held GSE debentures of with a total fair value of $69.8 million and a net unrealized gain of $0.3 million.

At March 31, 2013, the Company held GSE mortgage-related securities with a total fair value of $406.2 million and a net unrealized gain of $2.8 million. During the three months ended March 31, 2013, the Company purchased a total of $40.0 million in GSE CMOs and GSE MBSs to reinvest matured cash flow.

Private-Label CMOs

At March 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $5.8 million and a net unrealized gain of $0.2 million. At December 31, 2012, the Company held private issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million.

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

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at March 31, 2013 was $2.0 million, with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

The Company owns municipal obligations with an estimated fair value of $1.1 million which approximated amortized cost at March 31, 2013. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned five corporate obligation securities with a total fair value of $10.8 million and total net unrealized gains of $0.3 million at March 31, 2013. All but one of the securities are investment grade. This non-investment-grade security is currently in an unrealized gain position.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Trust Preferred Securities and Trust Preferred Pools

The Company’s portfolio of trust preferred securities at March 31, 2013 includes two trust preferred pools (“PreTSLs”) which the Company has designated “PreTSL B” and “PreTSL C.” The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities. The following tables summarize the pertinent information at March 31, 2013 that was considered in determining whether OTTI existed on these PreTSLs:

	At March 31, 2013
	Class	Deferrals/ Defaults/ Losses to Date (1)	Estimated Total Remaining Projected Defaults (2)	Estimated Excess Subordination (3)	Lowest Credit Rating to Date (4)	Current Credit Rating (5)

PreTSL B	A-1	26%	15%	43%	CCC	B
PreTSL C	Mezzanine	43%	21%	0%	C	CC

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

(4)         Lower of S&P and Moody’s.

(5)         The Company reviewed credit ratings provided by S&P and Moody’s in 2012 in its evaluation of issuers.

	At March 31, 2013
			Gross		Total Cumulative OTTI
		Amortized	Unrealized		Credit-	Credit and
	Current Par	Cost (1)	Gain/(Loss)	Fair Value	Related	Non-Credit
	(In Thousands)

PreTSL B	830	825	(125)	700	—	—
PreTSL C	787	4	177	181	—	—
Total	$1,617	$829	$52	$881	$—	$—

(1)         The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities as well as the fair value adjustment recorded on PreTSL C in connection with purchase accounting.

In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company’s OTTI assessment for the three months ended March 31, 2013 was as follows:

PreTSL B — PreTSL B has experienced $91.0 million in deferrals/defaults, or 26.0% of the security’s underlying collateral, to date.  During the first quarter of 2013, there was no change in the deferral or default schedules and no further rating actions.  Based on the security’s future expected cash flows and after factoring in projected defaults of 15.0% over its remaining life, the security’s current amortized cost (99.4% of current par), $110.0 million in excess subordination (43.0% of outstanding performing collateral) and the Bank’s intent and ability to hold the security until recovery, Management believes that no OTTI charges are warranted at this time.

PreTSL C — PreTSL C was acquired on January 1, 2012 as part of Brookline Bancorp’s acquisition of Bancorp Rhode Island, Inc. PreTSL C has experienced $59.0 million in deferrals/defaults, or 43.0% of the security’s underlying collateral, to date. During the first quarter of 2013, there were $10.0 million less deferrals/defaults scheduled, but no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 21.0% over its remaining life, the security’s current amortized cost (0.5% of current par) and the Bank’s intent and ability to hold the security until recovery, management believes that no OTTI charges are warranted at this time.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

At March 31, 2013 there is no OTTI recognized in other comprehensive income on these securities.

Portfolio Maturities

The maturities of the investments in debt securities are as follows at the dates indicated:

	At March 31, 2013			At December 31, 2012
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$45,436	$45,637	1.21%	$59,396	$59,736	1.20%
After 1 year through 5 years	26,078	26,489	1.67%	25,249	25,579	1.61%
After 5 years through 10 years	43,544	45,543	3.33%	50,283	52,557	3.29%
Over 10 years	366,956	367,593	1.92%	339,769	342,114	1.93%
	$482,014	$485,262	1.97%	$474,697	$479,986	1.97%

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At March 31, 2013, issuers of debt securities with an estimated fair value of approximately $8.9 million had the right to call or prepay the obligations, the scheduled maturities of which were $4.8 million after one year through five years, $0.2 million after five years though ten years and $3.9 million after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

There were no sales of investment securities during either of the three-month periods ended March 31, 2013 or 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

(4)            Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2013
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$893,171	4.52%	$406,325	4.64%	$1,299,496	4.55%
Multi-family mortgage	489,890	4.44%	95,779	4.89%	585,669	4.51%
Construction	100,141	4.15%	15,755	4.70%	115,896	4.22%
Total commercial real estate loans	1,483,202	4.47%	517,859	4.69%	2,001,061	4.52%
Commercial loans and leases:
Commercial	258,317	3.70%	141,464	4.64%	399,781	4.03%
Equipment financing	401,268	7.47%	47,433	6.84%	448,701	7.41%
Condominium association	43,043	4.99%	—	0.00%	43,043	4.99%
Total commercial loans and leases	702,628	5.93%	188,897	5.19%	891,525	5.78%
Indirect automobile	510,954	5.21%	—	0.00%	510,954	5.21%
Consumer loans:
Residential mortgage	371,260	3.78%	137,895	4.16%	509,155	3.88%
Home equity	101,856	3.42%	152,192	4.04%	254,048	3.79%
Other consumer	6,097	4.65%	1,145	13.32%	7,242	6.02%
Total consumer loans	479,213	3.71%	291,232	4.13%	770,445	3.87%
Total loans and leases	$3,175,997	4.80%	$997,988	4.60%	$4,173,985	4.75%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

	At December 31, 2012
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$871,552	4.62%	$429,681	4.69%	$1,301,233	4.64%
Multi-family mortgage	506,017	4.50%	100,516	4.99%	606,533	4.58%
Construction	80,913	4.20%	17,284	4.73%	98,197	4.29%
Total commercial real estate loans	1,458,482	4.56%	547,481	4.75%	2,005,963	4.61%
Commercial loans and leases:
Commercial	230,892	3.89%	151,385	4.72%	382,277	4.22%
Equipment financing	366,297	7.69%	54,694	6.91%	420,991	7.59%
Condominium association	44,187	5.02%	—	—	44,187	5.02%
Total commercial loans and leases	641,376	6.14%	206,079	5.30%	847,455	5.93%
Indirect automobile	542,344	5.31%	—	—	542,344	5.31%
Consumer loans:
Residential mortgage	368,095	3.87%	143,014	4.18%	511,109	3.93%
Home equity	99,683	3.45%	161,879	4.07%	261,562	3.83%
Other consumer	6,122	5.35%	1,157	12.97%	7,279	6.56%
Total consumer loans	473,900	3.78%	306,050	4.15%	779,950	3.92%
Total loans and leases	$3,116,102	4.89%	$1,059,610	4.67%	$4,175,712	4.83%

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 48.6% of which is in the greater New York/New Jersey metropolitan area and northeastern states and 51.4% of which is in other areas in the United States of America.

At March 31, 2013 and December 31, 2012, respectively, residential mortgage loans held-for-sale were $0.8 million and $3.2 million.

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Balance at beginning of period	$57,812	$(1,369)
Acquisitions	—	81,503
Reclassification from nonaccretable difference for loans with improved cash flows	2,366	—
Accretion	(6,363)	(6,213)
Balance at end of period	$53,815	$73,921

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Subsequent to acquisition, management periodically reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management then compares this reforecast to the original estimates to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the three months ended March 31, 2013, accretable yield adjustments totaling $2.4 million were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools. No accretable yield adjustments were made in the acquired loan portfolio during the three months ended March 31, 2012.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $12.4 and $13.0 million at March 31, 2013 and December 31, 2012, respectively.

Related Party Loans

The Banks’ authority to extend credit to their respective directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act of 2002 and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks’ capital. In addition, the extensions of credit to insiders must be approved by each Bank’s Board of Directors.

The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at March 31, 2013.

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Balance at beginning of period	$4,083	$16,428
Acquired loans	—	2,848
New loans granted during the period	100	—
Advances on lines of credit	668	—
Repayments	(38)	(13,327)
Balance at end of period	$4,813	$5,949

Unfunded commitments on extensions of credit to insiders totaled $7.6 million at March 31, 2013.

Recourse Obligations

As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million. Historically, delinquency rates for the lease portfolio have been significantly less than 8.0%; the rate at March 31, 2013 was 0.25%. At March 31, 2013, a liability for the recourse obligation was included in the Company’s unaudited consolidated financial statements.

Loans and Leases Pledged as Collateral

A total of $1.5 billion of loans and leases were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements, and FHLBB borrowings, at March 31, 2013 and December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Loans Serviced for Others

Loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others were $96.6 million and $41.8 million at March 31, 2013 and 2012, respectively.

(5)            Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	—	(247)	(362)	(52)	—	(661)
Recoveries	4	82	130	26	—	242
Provision (credit) for loan and lease losses	566	1,162	(72)	77	66	1,799
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532

	Three Months Ended March 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(341)	(439)	(8)	—	(788)
Recoveries	40	78	147	1	—	266
Provision (credit) for loan and lease losses	1,319	1,344	344	255	(15)	3,247
Balance at March 31, 2012	$16,836	$7,078	$5,656	$1,825	$3,033	$34,428

The liability for unfunded credit commitments, which is included in other liabilities, was $0.8 million and $0.9 million at March 31, 2013 and 2012, respectively. During the three-month period ended March 31, 2013, the liability for unfunded credit commitments increased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2013 or 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Provision for Credit Losses

The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Provisions for loan and lease losses:
Commercial real estate	$566	$1,319
Commercial	1,162	1,344
Indirect automobile	(72)	344
Consumer	77	255
Unallocated	66	(15)
Total provision for loan and lease losses	1,799	3,247
Unfunded credit commitments	56	—
Total provision for credit losses	$1,855	$3,247

Procedure for Placing Loans and Leases on Nonaccrual

Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management’s judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been achieved.

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

General Allowance

The general allowance for loan and lease losses was $38.3 million at March 31, 2013, compared to $36.8 million at December 31, 2012. The general portion of the allowance for loan and lease losses decreased by $1.5 million during the three months ended March 31, 2013, in part as a result of the decline in indirect automobile loan balances.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Specific Allowance

The specific allowance for loan and lease losses was $1.5 million at March 31, 2013, compared to $1.7 million at December 31, 2012. The specific allowance decreased by $0.2 million during the three months ended March 31, 2013, largely as a result of a large commercial loan payoff, offset by specific reserves on the equipment financing portfolio.

Unallocated Allowance

The unallocated allowance for loan and lease losses was $2.7 million at March 31, 2013, compared to $2.6 million at December 31, 2012. The unallocated portion of the allowance for loan and lease losses increased by $0.1 million during the three months ended March 31, 2013, largely as a result of a change in the mix of the loan portfolio.

Credit Quality Assessment

At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The Company continually monitors the asset quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (“TDR”).

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company’s independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For the indirect automobile portfolio, the Company primarily uses borrower FICO scores for monitoring credit risk while for residential mortgage and home equity portfolios loan-to-value ratios are used as the primary credit quality indicator.

The ratings categories used for assessing credit risk in the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:

1- 4 Rating — Pass

Loan rating grades “1” through “4” are classified as “Pass,” which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in loss due to the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral.

5 Rating — Other Asset Especially Mentioned (“OAEM”)

Borrowers exhibit potential credit weaknesses or downward trends deserving management’s attention. If not checked or corrected, these trends will weaken the Bank’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

6 Rating — Substandard

Borrowers exhibit well-defined weaknesses that jeopardize the orderly liquidation of debt. Substandard loans may be inadequately protected by the current net worth and paying capacity of the obligors or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy. Although no loss of principal is envisioned, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

7 Rating — Doubtful

Borrowers exhibit well-defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.

8 Rating — Definite Loss

Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.

Assets rated as “OAEM,” “substandard” or “doubtful” based on criteria established under banking regulations are collectively referred to as “criticized” assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Credit Quality Information

The following tables present the recorded investment in total loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at March 31, 2013 by credit quality indicator.

	At March 31, 2013
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$886,718	$488,836	$100,141	$256,155	$395,646	$43,037	$6,097
OAEM	4,505	106	—	91	1,882	—	—
Substandard	1,948	948	—	143	3,601	6	—
Doubtful	—	—	—	1,928	139	—	—
	$893,171	$489,890	$100,141	$258,317	$401,268	$43,043	$6,097

Acquired:
Loan rating:
Pass	$385,177	$89,619	$15,658	$130,808	$46,227	$—	$1,145
OAEM	3,909	2,525	—	1,274	258	—	—
Substandard	17,093	3,635	97	8,596	948	—	—
Doubtful	146	—	—	786	—	—	—
	$406,325	$95,779	$15,755	$141,464	$47,433	$—	$1,145

Indirect
Automobile
(In Thousands)
Originated:
Credit score:
Over 700	$426,606
661-700	66,054
660 and below	16,262
Data not available	2,032
$510,954

	Residential
	Mortgage	Home Equity
	(In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$87,133	$52,077
50% - 69%	143,232	25,978
70% - 79%	108,286	16,325
80% and over	32,290	5,867
Data not available	319	1,609
Total	$371,260	$101,856

Acquired:
Loan-to-value ratio:
Less than 50%	$21,735	$25,852
50% - 69%	41,439	37,169
70% - 79%	41,729	31,046
80% and over	30,670	32,827
Data not available	2,322	25,298
Total	$137,895	$152,192

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2012 by credit quality indicator.

	At December 31, 2012
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

Indirect
Automobile
(In Thousands)
Originated:
Credit score:
Over 700	$454,056
661-700	69,319
660 and below	16,934
Data not available	2,035
$542,344

	Residential
	Mortgage	Home Equity
	(In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$86,659	$50,398
50% - 69%	142,172	25,284
70% - 79%	111,234	16,523
80% and over	27,858	6,042
Data not available	172	1,436
Total	$368,095	$99,683

Acquired:
Loan-to-value ratio:
Less than 50%	$23,398	$28,401
50% - 69%	42,214	39,385
70% - 79%	42,748	33,044
80% and over	31,614	34,267
Data not available	3,040	26,782
Total	$143,014	$161,879

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at March 31, 2013 and December 31, 2012.

	At March 31, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate mortgage	$4,981	—	—	$4,981	$888,190	$893,171	$—	1,519
Multi-family mortgage	—	—	1,008	1,008	488,882	489,890	60	1,878
Construction	243	—	—	243	99,898	100,141	—	—
Commercial	1,631	1,981	20	3,632	254,685	258,317	—	1,964
Equipment financing	2,390	494	1,260	4,144	397,124	401,268	—	3,524
Condominium association	1	—	—	1	43,042	43,043		6
Indirect automobile	4,670	325	97	5,092	505,862	510,954	35	62
Residential mortgage	1,540	—	962	2,502	368,758	371,260	—	1,785
Home equity	923	—	34	957	100,899	101,856	—	58
Other consumer	5	—	1	6	6,091	6,097	—	1
	$16,384	$2,800	$3,382	$22,566	$3,153,431	$3,175,997	$95	$10,797

	At March 31, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate mortgage	$2,654	$81	$6,721	$9,456	$396,869	$406,325	$6,047	$2,451
Multi-family mortgage	661	—	321	982	94,797	95,779	—	2,254
Construction	—	—	—	—	15,755	15,755	—	—
Commercial	492	48	3,776	4,316	137,148	141,464	2,924	3,071
Equipment financing	869	72	210	1,151	46,282	47,433	197	71
Residential mortgage	253	460	5,213	5,926	131,969	137,895	3,597	1,939
Home equity	1,577	574	624	2,775	149,417	152,192	261	1,092
Other consumer	58	—	—	58	1,087	1,145	—	18
	$6,564	$1,235	$16,865	$24,664	$973,324	$997,988	$13,026	$10,896

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

	At December 31, 2012
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate mortgage	$1,530	$—	$435	$1,965	$869,587	$871,552	$434	$1,539
Multi-family mortgage	2,410	60	988	3,458	502,559	506,017	—	1,932
Construction	2,354	816	—	3,170	77,743	80,913	—	—
Commercial	26	75	26	127	230,765	230,892	26	1,993
Equipment financing	2,595	1,439	1,618	5,652	360,645	366,297	—	3,817
Condominium association	—	—	—	—	44,187	44,187	—	8
Indirect automobile	5,592	923	99	6,614	535,730	542,344	1	99
Residential mortgage	—	—	1,059	1,059	367,036	368,095	27	2,008
Home equity	—	—	33	33	99,650	99,683	—	58
Other consumer	—	2	5	7	6,115	6,122	5	29
	$14,507	$3,315	$4,263	$22,085	$3,094,017	$3,116,102	$493	$11,483

	At December 31, 2012
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate mortgage	$2,911	$—	$7,289	$10,200	$419,481	$429,681	$6,616	$2,475
Multi-family mortgage	2,738	395	2,178	5,311	95,205	100,516	1,857	2,301
Construction	—	—	—	—	17,284	17,284	—	—
Commercial	866	177	4,353	5,396	145,989	151,385	3,503	3,461
Equipment financing	133	21	194	348	54,346	54,694	197	56
Residential mortgage	247	121	5,266	5,634	137,380	143,014	3,650	1,796
Home equity	1,582	507	607	2,696	159,183	161,879	321	658
Other consumer	7	—	—	7	1,150	1,157	—	16
	$8,484	$1,221	$19,887	$29,592	$1,030,018	$1,059,610	$16,144	$10,763

Commercial Real Estate Loans — At March 31, 2013, loans outstanding in the three classes within this category expressed as a percentage of total loans and leases outstanding (including deferred loan origination costs) were as follows: commercial real estate mortgage loans — 31.1%; multi-family mortgage loans — 14.0%; and construction loans — 2.8%.

Loans in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio. The factors applied are based primarily on historic loan loss experience and an assessment of internal and external factors and other relevant information from the past five years. Management has accumulated information on actual loan charge-offs and recoveries by class covering, depending on loan/lease category, up to 28 years of loss history. The Company has a long history of low frequency of loss in this loan class. As a result, determination of loss factors is based on considerable judgment by management, including evaluation of the risk characteristics related to current internal and external factors. Notable risk characteristics related to the commercial real estate mortgage and multi-family mortgage portfolios are the concentration in those classes of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

outstanding loans within the greater Boston and Providence metropolitan areas and the effect the local economies could have on the collectability of those loans. While unemployment in the greater Boston metropolitan area is not as high as in other parts of the United States, it is nonetheless elevated in relation to historic trends. Unemployment in Rhode Island remains high relative to other parts of the United States. Should unemployment in the greater Boston and/or Providence metropolitan areas remain elevated, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain borrowers to be unable to service their debt obligations.

Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of originated loans, the decrease in originated loans delinquent over 30 days from $8.6 million (0.6% of originated commercial real estate loans outstanding including deferred loan origination costs) at December 31, 2012 to $6.2 million (0.4%) at March 31, 2013 and the decrease in originated criticized loans from $8.8 million at December 31, 2012 to $7.5 million at March 31, 2013. The Company also takes into consideration the impact that the economy, and in particular the housing market, has on the rents and values associated with its apartment and multi-family mortgage loans. The increase in renters versus homeowners has increased multi-family rents. This trend, coupled with historically low capitalization rates, has increased apartment and multi-family property valuations, which, in turn, has increased the number of multi-family properties under development. These increases in multi-family rents and valuations could drop if the demand for rentable housing declines or interest rates rise. For further discussion of criticized loans, see “Credit Quality Assessment” section above.

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

Commercial Loans and Leases — At March 31, 2013, loans and leases outstanding in the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs), were as follows: commercial loans and leases — 9.6%; equipment financing loans — 10.7%; and loans to condominium associations — 1.0%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio. The factors applied are based on historic loan and lease loss experience and on an assessment of internal and external factors. Management has accumulated information on actual loan and lease charge-offs and recoveries by class covering 19 years for commercial loans and leases, six years for equipment financing loans and leases, and twelve years for loans to condominium associations. Commercial loan and lease losses generally have been infrequent and modest while no losses have been experienced from loans to condominium associations since the Company started originating such loans. The risk characteristics described in “Commercial Real Estate Loans” above regarding concentration of outstanding loans within the greater Boston and Providence metropolitan areas and the status of the local economies are also applicable to the commercial and condominium association loan classes. Until the economy improves sufficiently, some commercial loan borrowers may have difficulty generating sufficient profitability and liquidity to service their debt obligations.

The Company’s equipment financing loans and leases are concentrated in the financing of coin-operated laundry, dry cleaning, fitness and convenience store equipment, and, most recently, tow trucks. A significant share (39.8%) of the Company’s equipment financing business is conducted in the states of New York and New Jersey, with the balance in other locations throughout the United States. The loans and leases are considered to be of higher risk because the borrowers are typically small-business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise. Among the factors taken into consideration in establishing the allowance for loan and lease losses for the equipment financing category were the rate of growth of originated loans and leases outstanding, the entrée into tow-truck lending, the decrease in originated loans and leases delinquent over 30 days from $5.6 million (1.5% of originated equipment financing loans and leases outstanding including deferred loan origination costs) at

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

December 31, 2012 to $4.1 million (1.0%) at March 31, 2013, and the decrease in total criticized originated loans and leases from $7.2 million at December 31, 2012 to $5.6 million at March 31, 2013.

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

Indirect Automobile Loans — At March 31, 2013, indirect automobile loans represented 12.2% of the Company’s total loan and lease portfolio (including deferred loan origination costs). Determination of the allowance for loan and lease losses for this portfolio is based primarily on borrowers’ credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in “Credit Quality Information” below is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the portfolio. The percentage of loans made to borrowers with credit scores of 660 and below was 3.2% and 3.1% at March 31, 2013 and December 31, 2012, respectively.

Consumer Loans — At March 31, 2013, loans outstanding within the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs) were as follows: residential mortgage loans — 12.2%; home equity loans — 6.1%; and other consumer loans — 0.2%.

Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at March 31, 2013 and December 31, 2012 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at March 31, 2013 and December 31, 2012 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan-to-value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at March 31, 2013. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable, for the originated and acquired loan and lease portfolios at the dates and for the periods indicated. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired.

	At March 31, 2013			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,359	$2,359	$—	$2,375	$20
Commercial	2,878	2,898	—	3,292	32
Consumer	1,012	1,010	—	1,016	4
	6,249	6,267	—	6,683	56
With an allowance recorded:
Commercial real estate	2,149	2,148	208	2,162	3
Commercial	2,614	2,773	653	2,679	5
Consumer	3,798	3,786	617	3,808	25
	8,561	8,707	1,478	8,649	33
Total	$14,810	$14,974	$1,478	$15,332	$89

	At March 31, 2013			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$15,739	$17,032	$—	$16,828	$54
Commercial	6,796	7,282	—	7,062	29
Consumer	1,705	1,792	—	2,485	5
	24,240	26,106	—	26,375	88
With an allowance recorded:
Commercial real estate	674	684	75	674	—
Commercial	113	121	75	113	—
Consumer	—	—	—	—	—
	787	805	150	787	—
Total	$25,027	$26,911	$150	$27,162	$88

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

	At December 31, 2012			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,051	$2,051	$—	$4,272	$77
Commercial	3,032	3,059	—	2,568	43
Consumer	1,191	1,187	—	3,211	28
	6,274	6,297	—	10,051	148
With an allowance recorded:
Commercial real estate	2,517	2,516	241	493	11
Commercial	3,422	3,559	703	1,787	42
Consumer	3,648	3,636	596	2,319	29
	9,587	9,711	1,540	4,599	82
Total	$15,861	$16,008	$1,540	$14,650	$230

	At December 31, 2012			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$17,918	$19,129	$—	$1,556	$—
Commercial	7,329	7,782	—	2,413	2
Consumer	3,266	3,379	—	145	1
	28,513	30,290	—	4,114	3
With an allowance recorded:
Commercial real estate	673	684	75	—	—
Commercial	113	121	75	—	—
Consumer	—	—	—	—	—
	786	805	150	—	—
Total	$29,299	$31,095	$150	$4,114	$3

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2013
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$4,508	$208	$1,478,695	$20,305	$517,858	$75	$2,001,061	$20,588
Commercial	5,492	653	697,135	10,925	188,898	75	891,525	11,653
Indirect automobile	—	—	510,954	4,999	—	—	510,954	4,999
Consumer	4,810	617	474,403	1,979	291,232	—	770,445	2,596
Unallocated	—	—	—	2,696	—	—	—	2,696
Total	$14,810	$1,478	$3,161,187	$40,904	$997,988	$150	$4,173,985	$42,532

	At December 31, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$4,568	$241	$1,453,913	$19,702	$547,482	$75	$2,005,963	$20,018
Commercial	6,454	703	634,922	9,877	206,079	75	847,455	10,655
Indirect automobile	—	—	542,344	5,304	—	—	542,344	5,304
Consumer	4,839	596	472,294	1,949	306,050	—	779,950	2,545
Unallocated	—	—	—	2,630	—	—	—	2,630
Total	$15,861	$1,540	$3,103,473	$39,462	$1,059,611	$150	$4,175,712	$41,152

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Troubled Debt Restructured Loans and Leases

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios are as follows for the periods indicated.

	Three Months Ended March 31, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$1,015	$160	$1,015	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	3	638	638	—	638	—	—	—
Residential mortgage	1	395	379	—	379	—	—	—
Total	5	$2,072	$2,032	$160	$2,032	$—	—	$—

There were no troubled debt restructurings in the acquired loan portfolio for the three months ended March 31, 2013.

	Three Months Ended March 31, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$355	$341	$33	$341	$—	—	$—
Commercial	1	97	93	2	93	—	—	—
Equipment financing	4	901	824	51	824	—	2	551
Residential mortgage	2	532	533	86	533	—	1	402
Total	8	$1,885	$1,791	$172	$1,791	$—	3	$953

Three Months Ended March 31, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$3,145	$3,208	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	1	$3,145	$3,208	$—	$—	$—	—	$—

There was no significant financial impact from the modification of performing or nonperforming loans for the quarter ended March 31, 2013 and for year ended December 31, 2012. There were no charge-offs to the loans included in the tables during the modification process.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	At March 31,
	2013	2012
	(In Thousands)

Extended maturity	$—	$322
Adjusted principal	1,394	192
Adjusted interest rate	638	341
Combination maturity, principal, interest rate	—	582
Total	$2,032	$1,437

Loans with more than one modification	$—	$3,562

(6)               Goodwill and Other Intangible Assets

The following table sets forth the composition of goodwill and other intangible assets at the dates indicated:

	At March 31, 2013	At December 31, 2012
	(In Thousands)

Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	18,764	19,773
Trade name	1,272	1,333
Trust relationship	309	404
Total goodwill and other intangible assets	$158,235	$159,400

The estimated aggregate future amortization expense for intangible assets remaining at March 31, 2013 is as follows:

Remainder of 2013	$3,830
2014	3,339
2015	3,062
2016	2,626
2017	2,004
Thereafter	5,484
$20,345

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

(7)               Comprehensive Income

Comprehensive income represents the sum of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2013 and March 31, 2012, the Company’s other comprehensive income include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2013
	Investment Securities Available-for- Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at December 31, 2012	$3,358	$125	$3,483

Other comprehensive loss before reclassifications	(1,250)	—	(1,250)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net change in other comprehensive loss during three months ended March 31, 2013	(1,250)	—	(1,250)
Balance at March 31, 2013	$2,108	$125	$2,233

	Three Months Ended March 31, 2012
	Investment Securities Available-for- Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at December 31, 2011	$1,834	$129	$1,963
Other comprehensive income (loss) before reclassifications	495	(1)	494
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net change in other comprehensive income (loss) during three months ended March 31, 2012	495	(1)	494
Balance at March 31, 2012	$2,329	$128	$2,457

The Company did not reclassify any amounts out of accumulated other comprehensive income for the three months ended March 31, 2013.

(8)               Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2013 or December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2013, the Company had eight interest-rate swaps with an aggregate notional amount of $23.0 million related to this program, compared to ten interest-rate swaps with an aggregate notional amount of $33.2 million at December 31, 2012.

The table below presents the fair value and classification of the Company’s derivative financial instruments on the unaudited consolidated balance sheets at March 31, 2013, and the effect of the Company’s derivative financial instruments on the unaudited consolidated income statements for the three months ended March 31, 2013:

	At March 31, 2013		Three Months Ended March 31, 2013
	Asset Derivatives	Liability Derivatives	Gain Recognized in Income on Derivatives (1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$1,208	$(1,269)	$(2)

(1)         The amount of gain recognized in income on derivatives represents changes related to the fair value of the interest rate products.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $0.6 million and $0.5 million in the normal course of business at March 31, 2013 and December 31, 2012, respectively.

The tables below presents the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

At March 31, 2013
	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets Presented in	Statement of Financial Position
	Recognized	Statement of	the Statement of	Financial	Cash Collateral
	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
(In Thousands)
Asset Derivatives	$1,208	$—	$1,208	$—	$—	$1,208

At March 31, 2013
	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities Presented	Statement of Financial Position
	Recognized	Statement of	in the Statement of	Financial	Cash Collateral
	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
(In Thousands)
Liability Derivatives	$1,269	$—	$1,269	$—	$588	$1,857

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

At December 31, 2012
	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets Presented in	Statement of Financial Position
	Recognized	Statement of	the Statement of	Financial	Cash Collateral
	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
Asset Derivatives	$1,317	$—	$1,317	$—	$—	$1,317

At December 31, 2012
	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities Presented	Statement of Financial Position
	Recognized	Statement of	in the Statement of	Financial	Cash Collateral
	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
(In Thousands)
Liability Derivatives	$1,380	$—	$1,380	$—	$548	$1,928

(9)                                 Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$8,813	$8,813	$6,349	$6,349

Denominator:
Weighted average shares outstanding	69,762,784	69,762,784	69,664,619	69,664,619
Effect of dilutive securities	—	67,846	—	1,254
Adjusted weighted average shares outstanding	69,762,784	69,830,630	69,664,619	69,665,873

EPS	$0.13	$0.13	$0.09	$0.09

(10)        Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$56,550	$—	$56,550
GSE CMOs	—	236,080	—	236,080
GSE MBSs	—	170,128	—	170,128
Private-label CMOs	—	5,843	—	5,843
SBA commercial loan asset-backed securities	—	339	—	339
Auction-rate municipal obligations	—	—	1,971	1,971
Municipal obligations	—	1,100	—	1,100
Corporate debt obligations	—	10,761	—	10,761
Trust preferred securities and pools	—	1,609	881	2,490
Marketable equity securities	1,363	—	—	1,363
Total securities available-for-sale	$1,363	$482,410	$2,852	$486,625

Interest-rate swaps	$—	$1,208	$—	$1,208

Liabilities:
Interest-rate swaps	$—	$1,269	$—	$1,269

	Carrying Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$69,809	$—	$69,809
GSE CMOs	—	217,001	—	217,001
GSE MBSs	—	169,648	—	169,648
Private-label CMOs	—	6,866	—	6,866
SBA commercial loan asset-backed securities	—	381	—	381
Auction-rate municipal obligations	—	—	1,976	1,976
Municipal obligations	—	1,101	—	1,101
Corporate debt obligations	—	10,685	—	10,685
Trust preferred securities and pools	—	1,578	941	2,519
Marketable equity securities	1,337	—	—	1,337
Total securities available-for-sale	$1,337	$477,069	$2,917	$481,323

Interest-rate swaps	$—	$1,317	$—	$1,317

Liabilities:
Interest-rate swaps	$—	$1,380	$—	$1,380

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

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

Interest-Rate Swaps

The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 8, “Derivatives and Hedging Activities.”

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at March 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)

Auction-rate municipals	$1,971	Discounted cash flow	Discount rate	0-5%	4.0%

Trust preferred pools	$881	Discounted cash flow	Cumulative default	0-100%	13.0%
			Cure given deferral/default	0-15%
			Discount rate	5-60%

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Investment securities available-for-sale, beginning of period	$2,917	$3,208
Acquired, BankRI	—	184
Principal paydowns and other	(124)	(4)
Total unrealized gains included in other comprehensive income	59	48
Investment securities available-for-sale, end of period	$2,852	$3,436

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2013 or March 31, 2012.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$1,565	$—	$1,565
Other real estate owned	—	—	158	158
Repossessed vehicles and equipment	—	305	—	305
	$—	$1,870	$158	$2,028

	Carrying Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$36,749	$—	$36,749
Other real estate owned	—	903	—	903
Repossessed vehicles and equipment	—	588	—	588
	$—	$38,240	$—	$38,240

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

At and for the Three Months Ended March 31, 2013 and 2012

Summary of Estimated Fair Values of Financial Instruments

The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying	Estimated	Level 1	Level 2	Level 3
	Value	Fair Value	Inputs	Inputs	Inputs
	(In Thousands)
At March 31, 2013
Financial assets:
Securities held-to-maturity	$500	$500	$—	$—	$500
Loans and leases, net	4,131,453	4,141,530	—	—	4,141,530
Loans held-for-sale	839	839	—	—	839
Financial liabilities:
Certificates of deposit	995,207	1,003,087	—	1,003,087	—
Borrowed funds	820,447	828,619	—	828,619	—

At December 31, 2012
Financial assets:
Securities held-to-maturity	$500	$502	$—	$—	$502
Loans and leases, net	4,134,560	4,193,678	—	—	4,193,678
Loans held-for-sale	3,233	3,233	—	—	3,233
Financial liabilities:
Certificates of deposit	1,010,941	1,019,916	—	1,019,916	—
Borrowed funds	853,969	872,046	—	872,046	—

Investment Securities Held-to-Maturity

The fair values of investment securities held-to-maturity are estimated using pricing models or are based on comparisons to market prices of similar securities and are considered to be Level 3.

Loans and Leases

The fair values of performing loans and leases were estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, indirect automobile, residential mortgage, home equity and other consumer. These categories were further disaggregated based on significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). The Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

Loans Held for Sale

Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available observable inputs are used as secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements.

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

At and for the Three Months Ended March 31, 2013 and 2012

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

(11)   Income Taxes

The Company recorded income tax expense of $5.1 million for the first three months of 2013, compared to $4.9 million for the first three months of 2012, representing total effective tax rates of 35.7% and 42.5%, respectively.  The decrease in tax rate to 35.7% for the three months ended March 31, 2013 is primarily due to recognition of $1.6 million of projected affordable housing tax credits for the year 2013, compared to $0.2 million in the three months ended March 31, 2012, and the non-deductibility of $1.4 million in the first quarter of 2012 of the $5.4 million in professional fees incurred related to the BankRI acquisition.  Additional state taxes were also recognized in the first quarter of 2012 as the projected state tax savings from the acquisition of BankRI reduced the value of the deferred tax asset by $0.5 million, increasing the tax expense in 2012.

(12)   Commitments and Contingencies

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credits, and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.

The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The Company’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amount of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2013	At December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$105,946	$85,726
Commercial	61,701	67,857
Residential mortgage	7,629	8,726
Unadvanced portion of loans and leases	427,154	421,143
Unused lines of credit:
Home equity	179,238	165,936
Other consumer	3,892	4,017
Other commercial	945	965
Unused letters of credit:
Financial standby letters of credit	19,556	19,887
Performance standby letters of credit	2,916	2,916
Commercial and similar letters of credit	25	112
Back-to-back interest-rate swaps	23,021	33,221

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

Standby and commercial letters of credits are conditional commitments issued by the Company to guarantee performance of a customer to a third party. These standby and commercial letters of credit are primarily issued to support the financing needs of the Company’s commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The liability for unfunded credit commitments, included in other liabilities, was $0.8 million at March 31, 2013 and $0.7 million at December 31, 2012.

From time to time the Company enters into back-to-back interest-rate swaps with commercial customers and third-party financial institutions. These swaps allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate risk of holding those loans. In a back-to-back interest-rate swap transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an interest-rate swap with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2013 and 2012

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)

Remainder of 2013	$3,413
2014	3,977
2015	3,614
2016	3,391
2017	2,973
Thereafter	8,153
Total	$25,521

The leases contain escalator clauses for real estate taxes and other expenditures. Total rental expense was $1.3 million during the three months ended March 31, 2013, compared to $1.1 million during the three months ended March 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe Brookline Bancorp, Inc.’s (the “Company’s”) future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding the Company’s intent, belief or expectations with respect to economic conditions, trends affecting the Company’s financial condition or results of operations, and the Company’s exposure to market, liquidity, interest-rate and credit risk.

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other filings submitted to the Securities and Exchange Commission.  Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Introduction

Brookline Bancorp, Inc. (the “Company”), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island (“BankRI”) and its subsidiaries; First Ipswich Bank (“First Ipswich” and formerly known as The First National Bank of Ipswich) and its subsidiaries; and Brookline Securities Corp.

As a commercially-focused financial institution with 46 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. Specialty lending activities include indirect automobile loans as well as equipment financing in the New York/New Jersey metropolitan area and elsewhere.

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

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As Rhode Island-chartered member bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure all of the Banks’ deposits. Additionally, all Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits of $250,000 per person. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2012 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, and income tax accounting as the Company’s most critical accounting policies.

Basis of Presentation

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidate3d financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Non-GAAP Financial Measures and Reconciliations to GAAP

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

Operating earnings exclude acquisition-related and other non-recurring expenses from net income, which allows the Company to measure and assess financial results on a more consistent basis from period to period. These expenses are also excluded when calculating the operating efficiency ratio. In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

Selected Financial Data

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$5,110,378	$5,147,534	$5,061,444	$4,972,381	$4,877,124
Total loans and leases	4,173,985	4,175,712	4,144,012	4,012,544	3,933,296
Allowance for loan and lease losses	42,532	41,152	38,913	37,431	34,428
Net loans and leases	4,131,453	4,134,560	4,105,099	3,975,113	3,898,868
Investment securities available-for-sale	486,625	481,323	466,822	384,533	461,498
Investment securities held-to-maturity	500	500	500	500	500
Goodwill and identified intangible assets	158,235	159,400	161,197	162,468	164,763
Total deposits	3,626,033	3,616,259	3,568,016	3,521,206	3,459,333
Core deposits (1)	2,630,826	2,605,318	2,525,487	2,471,744	2,397,785
Certificates of deposit	995,207	1,010,941	1,042,529	1,049,462	1,061,548
Total borrowed funds	820,447	853,969	828,256	794,101	758,536
Stockholders’ equity	614,039	612,097	605,962	598,865	597,531
Tangible stockholders’ equity (non-GAAP) (2)	455,804	452,697	444,765	436,397	432,768
Nonperforming loans and leases (3)	21,693	22,246	21,289	21,066	12,001
Nonperforming assets (4)	22,941	23,737	23,675	23,831	14,648

EARNINGS DATA
Interest and dividend income	$51,612	$52,976	$55,394	$51,839	$52,991
Interest expense	7,943	8,412	8,983	9,080	9,357
Net interest income	43,669	44,564	46,411	42,759	43,634
Provision for credit losses	1,855	3,101	2,862	6,678	3,247
Provision for income taxes	5,129	6,868	5,176	4,398	4,899
Non-interest income	3,327	6,504	3,785	4,721	3,595
Non-interest expense	30,772	28,869	30,436	28,621	32,450
Net income	8,813	11,863	11,401	7,529	6,349
Operating earnings	8,813	11,863	11,401	7,529	10,321

PER COMMON SHARE DATA
Net income — Basic	$0.13	$0.17	$0.16	$0.11	$0.09
Net income — Diluted	0.13	0.17	0.16	0.11	0.09
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085
Book value per share (end of period)	8.77	8.74	8.65	8.59	8.58
Tangible book value per share (end of period) (non-GAAP) (5)	6.51	6.46	6.35	6.26	6.21
Stock price (end of period)	9.14	8.50	8.82	8.85	9.37

PERFORMANCE RATIOS
Net interest margin	3.70%	3.79%	4.00%	3.81%	3.87%
Return on average assets	0.70%	0.93%	0.90%	0.61%	0.52%
Operating return on average assets (non-GAAP) (6)	0.70%	0.93%	0.90%	0.61%	0.85%
Efficiency ratio (7)	65.48%	56.53%	60.63%	60.28%	68.71%
Operating efficiency ratio (non-GAAP) (8)	65.48%	56.53%	60.63%	60.28%	57.28%
Return on average tangible assets (non-GAAP)	0.72%	0.96%	0.93%	0.64%	0.53%
Return on average stockholders’ equity	5.72%	7.76%	7.53%	5.04%	4.25%
Operating return on average stockholders’ equity (non-GAAP)	5.72%	7.76%	7.53%	5.04%	6.90%
Operating return on average tangible stockholders’ equity (non-GAAP) (9)	7.70%	10.53%	10.27%	6.95%	9.53%
Dividend payout ratio (10)	67.60%	50.22%	52.24%	79.08%	93.76%

(Continued)

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	(Dollars in Thousands, Except Per Share Data)
GROWTH RATIOS
Total loan and lease growth (annualized) (11)	-0.17%	3.06%	13.11%	8.06%	178.25%
Organic loan and lease growth (annualized) (12)	-0.17%	3.06%	13.11%	8.06%	11.27%
Total deposit growth (annualized) (11)	1.08%	5.41%	5.32%	7.15%	214.36%
Organic deposit growth (annualized) (12)	1.08%	5.41%	5.32%	7.15%	13.08%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.04%	0.08%	0.15%	0.37%	0.05%
Nonperforming loans and leases as a percentage of total loans and leases (13)	0.52%	0.53%	0.51%	0.52%	0.30%
Nonperforming assets as a percentage of total assets (13)	0.45%	0.46%	0.47%	0.48%	0.30%
Total allowance for loan and lease losses as a percentage of total loans and leases (13)	1.02%	0.98%	0.94%	0.93%	0.87%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (14)	1.34%	1.33%	1.31%	1.33%	1.29%

CAPITAL RATIOS
Stockholders’ equity to total assets	12.02%	11.89%	11.97%	12.04%	12.25%
Tangible equity ratio (non-GAAP) (15)	9.20%	9.08%	9.08%	9.07%	9.18%
Tier 1 leverage capital ratio	9.55%	9.44%	9.03%	9.16%	9.27%
Tier 1 risk-based capital ratio	11.29%	10.85%	10.42%	10.60%	10.77%
Total risk-based capital ratio	12.34%	11.83%	11.64%	11.82%	11.95%

(1)              Core deposits consist of demand checking, NOW, money market and savings accounts.

(2)              Tangible stockholders’ equity is calculated by subtracting goodwill and identified intangible assets, net, from total stockholders’ equity.

(3)              Nonperforming loans and leases consist of nonaccrual loans and leases. Amount includes deferred origination costs.

(4)              Nonperforming assets consist of nonperforming loans and leases, other real estate owned and other repossessed assets. Amount includes deferred origination costs.

(5)              Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

(6)              Operating return on average assets is calculated by dividing annualized operating earnings by average assets during the period.

(7)              The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.

(8)              The operating efficiency ratio is calculated by dividing non-interest expense less acquisition-related costs for the period by the sum of net interest income and non-interest income for the period.

(9)              Operating return on average tangible stockholders’ equity is calculated by dividing annualized operating earnings by average tangible stockholders’ equity during the period.

(10)       The dividend payout ratio is calculated by dividing dividends paid during the period by net income during the period.

(11)       Total growth is calculated by dividing the annualized change in the balance during the period by the balance at the beginning of the period.

(12)       Organic growth is calculated by dividing the annualized change in the balance during the period less the fair value of acquired loan and deposit balances at the date of acquisition by the balance at the beginning of the period.

(13)       Amount includes acquired and originated loans and leases and deferred loan origination costs.

(14)       Amount excludes acquired loans and leases and includes deferred loan origination costs associated with originated loans.

(15)       The tangible equity ratio is calculated by dividing tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net (the numerator)) by tangible assets (total assets less goodwill and identified intangible assets, net (the denominator).

Executive Overview

Growth

Total assets remained flat at $5.1 billion at March 31, 2013 compared to December 31, 2012.  The loan and lease portfolio totaled $4.2 billion, essentially unchanged as compared to December 31, 2012. While the total loan portfolio stayed flat during the first quarter of 2013, the Company’s commercial loan portfolios continued to exhibit growth. The Company’s commercial loan portfolios, which total $2.9 billion, or 69.3% of total loans and leases, increased 5.5% on an annualized basis during the first quarter of 2013. Loan growth in the Company’s commercial loan portfolios was offset by a $31.4 million decrease in the indirect automobile portfolio, due to fewer loan originations in the auto lending market.

The ratio of the allowance for loan and lease losses to total loans and leases was 1.02% at March 31, 2013, compared to 0.98% at December 31, 2012. The allowance for loan and lease losses as a percentage of the total originated loan and lease portfolio, including deferred loan origination costs, was 1.34% at March 31, 2013 as compared with 1.33% at December 31, 2012. The Company continued to employ its historical underwriting methodology throughout the period ended March 31, 2013 and continued to calculate its allowance for loan and lease losses on a historically consistent basis.

Nonperforming assets at March 31, 2013 totaled $22.9 million or 0.45% of total assets, as compared with $23.7 million, or 0.46% of total assets, at December 31, 2012. Net charge-offs for the three months ended March 31, 2013 were $0.4 million, or 0.04% of average loans and leases, compared to 0.08% for the three months ended December 31, 2012 and 0.05% for the three months ended March 31, 2012.

Deposits remained constant at $3.6 billion from December 31, 2012 to March 31, 2013. The Company’s core deposits increased as a percentage of total deposits from 72.0% at December 31, 2012 to 72.6% at March 31, 2013.

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.55% at March 31, 2013. The Company’s tangible equity ratio was 9.20% at March 31, 2012, compared to 9.08% at December 31, 2012.

Net Income

For the three months ended March 31, 2013, the Company reported net income of $8.8 million, or $0.13 per diluted share, up 38.6% from the three months ended March 31, 2012. The annualized return on average assets was 0.70% for the three months ended March 31, 2013, and the annualized return on average stockholders’ equity was 5.72% for the three months ended March 31, 2013.

Net earnings from operations, which exclude acquisition-related expenses, were $8.8 million, or $0.13 per diluted share for the three months ended March 31, 2013 as compared to $10.3 million and $0.15 per diluted share for the three months ended March 31, 2012. Operating returns on average assets and average stockholders’ equity, at an annualized rate, were 0.70% and 5.72%, respectively, for the three months ended March 31, 2013.

Net interest margin was 3.70% for the three months ended March 31, 2013. The yield on interest-earning assets decreased 32 basis points from 4.70% during first quarter of 2012 to 4.38% during the first quarter in 2013, due to continued rate pressures in the lending market. The decrease in yields on interest-earning assets is offset by a decrease of 18 basis points in the Company’s overall cost of funds, from 1.02% for the three months ended March 31, 2012 to 0.84% for the three months ended March 31, 2013. The Company’s net interest margin will likely continue to be under pressure due to competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds.

Results for the first quarter of 2013 included a $1.9 million provision for credit losses. The provision has decreased from $3.2 million for the first quarter of 2012. The decrease in provision was due to a lower rate of charge-offs and a lower rate of loan growth in the first quarter of 2013 as compared to the first quarter of 2012.

Non-interest income for the three months ended March 31, 2013 increased marginally as compared to March 31, 2012. Non-interest expense decreased $1.7 million, or 5.2%, from $32.4 million during the three months ended March 31, 2012 to $30.8 million for the three months ended March 31, 2013. While compensation and employee benefit expense increased due to addition of loan officers and other individuals in key support areas of the Company, professional service expenses decreased substantially in the amount of $5.0 million, or 76.7% in the first quarter of 2013, largely attributable to the acquisition of BankRI, as compared to the first quarter of 2012.

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”) and operating return on average assets for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$8,813	$11,863	$6,349
Adjustments to arrive at operating earnings:
Acquisition-related expenses	—	—	5,396
Total pre-tax adjustments	—	—	5,396
Tax effect	—	—	(1,424)
Total adjustments, net of tax	—	—	3,972
Operating earnings	$8,813	$11,863	$10,321

Earnings per share, as reported	$0.13	$0.17	$0.09
Adjustments to arrive at operating earnings per share:
Acquisition-related expenses	—	—	0.06
Total adjustments per share	—	—	0.06
Operating earnings per fully dilutive share	$0.13	$0.17	$0.15

Average total assets	$5,071,163	$5,084,806	$4,860,895

Operating return on average assets (annualized)	0.70%	0.93%	0.85%

The following table summarizes the Company’s operating return on average tangible stockholders’ equity:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)

Operating earnings	$8,813	$11,863	$10,321
Average stockholders’ equity	616,627	611,181	597,978
Less: Average goodwill and
Less average goodwill and average identified intangible assets	158,949	160,677	164,763
Average tangible stockholders’ equity	$457,678	$450,504	$433,215
Operating return on average tangible stockholders’ equity (annualized)	7.70%	10.53%	9.53%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share derived from amounts reported in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2013	At December 31, 2012	At March 31, 2012
	(Dollars in Thousands)

Total stockholders’ equity	$614,039	$612,097	$597,531
Less: Goodwill and identified intangible assets, net	158,235	159,400	164,763
Tangible stockholders’ equity	$455,804	$452,697	$432,768

Total assets	$5,110,378	$5,147,534	$4,877,124
Less: Goodwill and identified intangible assets, net	158,235	159,400	164,763
Tangible assets	$4,952,143	$4,988,134	$4,712,361

Tangible equity ratio	9.20%	9.08%	9.18%

	At March 31, 2013	At December 31, 2012	At March 31, 2012
	(In Thousands, Except Per Share Data)

Tangible stockholders’ equity	$455,804	$452,697	$432,768
Common shares issued	75,744,445	75,749,825	75,414,713
Less: Common shares classified as treasury shares	5,373,733	5,373,733	5,373,733
Less: Unallocated ESOP shares	323,355	333,918	367,137
Common shares outstanding	70,047,357	70,042,174	69,673,843

Tangible book value per share	$6.51	$6.46	$6.21

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)

Dividends paid (1)	$5,958	$5,958	$5,953

Net income, as reported	$8,813	$11,863	$6,349

Dividend payout ratio	67.60%	50.22%	93.76%

(1)   “Dividends Paid” includes cash payments on the Company’s unallocated ESOP shares.

Financial Condition

General

Total assets remained constant at $5.1 billion at March 31, 2013 compared to December 31, 2012, and increased $0.2 billion from $4.9 billion at March 31, 2012.

The loan and lease portfolio was $4.2 billion at March 31, 2013, essentially unchanged as compared to December 31, 2012. However, the Company’s commercial loan portfolios grew 5.5% on an annualized basis during the first quarter of 2013. At March 31, 2013, the commercial loan and lease and commercial real estate portfolios totaled $2.9 billion, or 72.6% of total loans and leases. Offsetting the growth in the commercial portfolios was a $31.4 million decrease in the indirect automobile portfolio from December 31, 2012 to March 31, 2013, due to management’s unwillingness to originate loans at what it considers to be very low interest rates.

Cash and cash equivalents were $92.1 million at March 31, 2013 as compared to $117.1 million at December 31, 2012. The decrease during the first quarter of 2013 reflects the redeployment of cash to the Company’s securities portfolio in order to reinvest idle cash and to pay down debts. Accordingly, investment securities available-for-sale of $486.6 million increased 4.4% from December 31, 2012 to March 31, 2013 on an annualized basis, with total investment securities at 10.8% of total assets.

Deposits of $3.6 billion at March 31, 2013 were up slightly from December 31, 2012, and increased 4.8% as compared to March 31, 2012. Core deposits increased at a 3.9% annualized rate in the first quarter of 2013, raising the core deposit ratio from 72.0 percent at December 31, 2012 to 72.6% at March 31, 2013. Total borrowings decreased $33.6 million from $854.0 million at December 31, 2012 to $820.4 million at March 31, 2013.

The ratio of stockholders’ equity to total assets was 12.02% and 11.89% at March 31, 2013 and December 31, 2012, respectively. The ratio of tangible stockholders’ equity to tangible assets was 9.20% and 9.08% at March 31, 2013 and December 31, 2012.

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At March 31, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,299,496	31.1%	$1,301,233	31.1%
Multi-family mortgage	585,669	14.0%	606,533	14.5%
Construction	115,896	2.8%	98,197	2.3%
Total commercial real estate loans	2,001,061	47.9%	2,005,963	47.9%
Commercial loans and leases:
Commercial	399,781	9.6%	382,277	9.1%
Equipment financing	448,701	10.8%	420,991	10.1%
Condominium association	43,043	1.0%	44,187	1.1%
Total commercial loans and leases	891,525	21.4%	847,455	20.3%
Indirect automobile	510,954	12.2%	542,344	13.0%
Consumer loans:
Residential mortgage	509,155	12.2%	511,109	12.3%
Home equity	254,048	6.1%	261,562	6.3%
Other consumer	7,242	0.2%	7,279	0.2%
Total consumer loans	770,445	18.5%	779,950	18.8%
Total loans and leases	4,173,985	100.0%	4,175,712	100.0%
Allowance for loan and lease losses	(42,532)		(41,152)
Net loans and leases	$4,131,453		$4,134,560

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2013:

	At March 31, 2013	At December 31, 2012	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)

Commercial real estate	$2,001,061	$2,005,963	$(4,902)	-1.0%
Commercial	891,525	847,455	44,070	20.8%
Indirect automobile	510,954	542,344	(31,390)	-23.2%
Consumer	770,445	779,950	(9,505)	-4.9%
Total loans and leases	$4,173,985	$4,175,712	$(1,727)	-0.2%

The Company’s loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company’s primary lending area; indirect automobile loans; and loans to business entities, including commercial lines of credit, loans to condominium associations, and loans and leases used to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.

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

Commercial Real Estate Loans

The commercial real estate portfolio is comprised of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing $2.0 billion or 47.9% of total loans and leases outstanding at March 31, 2013. Although this portfolio remained relatively constant at March 31, 2013 when compared to December 31, 2012, multi-family mortgage loans decreased $20.8 million from $606.5 million at December 31, 2012 to $585.7 million at March 31, 2013. This decrease was largely offset by an increase of $17.7 million in construction loans from $98.2 million at December 31, 2012 to $115.9 million at March 31, 2013.

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

A number of factors are considered in originating commercial real estate and multi-family mortgage loans. The qualifications and financial condition of the borrower (including credit history), as well as the potential income generation and the value and condition of the underlying property, are evaluated. When evaluating the qualifications of the borrower, the Company considers many factors, including, but not limited to, the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with the Company and other financial institutions. Factors considered in evaluating the underlying property include, but are not necessarily limited to, the net operating income of the mortgaged premises before debt service and depreciation, the debt service coverage ratio (the ratio of cash flow before debt service to debt service), the use of conservative capitalization rates, and the ratio of the loan amount to the appraised value. Generally, personal guarantees are obtained from commercial real estate loan borrowers.

Commercial real estate and multi-family mortgage loans are frequently originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans.

Brookline Bank’s urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of Brookline Bank’s activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of Brookline Bank’s borrowers have more than one multi-family or commercial real estate loan outstanding with Brookline Bank.

About 83% of the commercial real estate loans outstanding at March 31, 2013 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by office buildings ($281.7 million), retail stores ($258.7 million), industrial properties ($157.0 million) apartment buildings ($6.7 million), and mixed-use properties ($157.4 million).

Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate and thus has more conservative concentration limits than do other commercial credit classes. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Company may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

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

Historically, construction and development lending has comprised a modest part of the Company’s loan originations. At March 31, 2013, originated construction loans equaled $100 million, or 3.2% of total originated loans outstanding at that date.

Commercial Loans and Leases

This portfolio, at $891.5 million at March 31, 2013, is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 21.4% of total loans outstanding, up $44.1 million, or 20.8% on an annualized basis, from $847.5 million at December 31, 2012. Equipment financing, with its traditionally higher yields, grew 26.3% on an annualized basis, from $421.0 million at December 31, 2012 to $448.7 million at March 31, 2013. This increase reflects, in part, the Company’s unwillingness to originate indirect auto loans at rates considered undesirable by the Company, and the Company’s resulting reinvestment of indirect auto repayments into equipment financing loans (see the “Indirect Automobile Loans” section below). The increase in equipment financing  also reflects the growth of the Company’s tow truck lending division which reached loan balances of $65.2 million at March 31, 2013 after only twelve months of operation.

The Company focuses on making commercial loans in the $1 million to $10 million range, providing commercial banking services to companies in its market area. Over 95% of the commercial loans outstanding at March 31, 2013 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLBB index.

Credit extensions are made to established businesses on the basis of an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business. The Company also participates in U.S. Government programs such as the Small Business Administration (the “SBA”) in both the 7A program and as an SBA preferred lender.

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The size of loan is determined by many factors, including, but not limited to, an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.

The equipment financing portfolio is composed primarily of loans to finance coin-operated laundry, dry cleaning, fitness, and convenience store equipment and, as stated above, now tow trucks. A significant share of the borrowers (38.9%) is located in the states of New York and New Jersey, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range.

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

Indirect Automobile Loans

Indirect automobile loans, which represented 12.2% of total loans outstanding at March 31, 2013, are for the purchase of automobiles (both new and used) and light-duty trucks primarily by individuals, but also by corporations and other organizations. The loans are originated through over 200 dealerships located primarily in Massachusetts, but also in Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed periodically for application quality, the ratio of loans approved to applications submitted and loan performance.

Loan applications are generated by approved dealers and data are entered into an application processing system. A credit bureau scorecard model is used in the underwriting process. The model is based on data accumulated by nationally recognized credit bureaus and is a risk assessment tool that analyzes an individual’s credit history and assigns a numeric credit score. The model meets the requirements of the Equal Credit Opportunity Act. The application processing system sorts each application according to score ranges. Loans must meet criteria established in the Company’s loan policy. Credit profile measurements such as debt-to-income ratios, payment-to-income ratios and loan-to-value ratios are utilized in the underwriting process and to monitor the performance of loans falling within specified ratio ranges. Regarding loan-to-value ratios, the Company considers indirect automobile loans to be essentially credits that are less than fully collateralized. When borrowers cease to make required payments, repossession and sale of the vehicle financed usually results in insufficient funds to fully pay the remaining loan balance.

While the Company’s indirect automobile loan policy permits the aggregate amount of loans with credit scores of 660 or below to comprise as much as 5.0% of indirect loans outstanding, at March 31, 2013, loans with credit scores of 660 or below were 3.2% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 748. See the subsection “Results of Operations —Provision for Credit Losses” for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

Indirect automobile loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes only so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company’s loan policy. The rate paid by a borrower usually differs with the “buy rate” earned by the Company. The difference is commonly referred to as the “spread.” All of the spread is paid after the end of the month in which the loan is made and is comprised of the agreed-upon rate differential multiplied by the expected average balance of the loan over its scheduled maturity. If a loan is repaid in its entirety within 90 days or before three payments have been made (depending on the agreement with the dealer), the dealer must pay the remainder of unamortized spread to the Company. If a loan is repaid after 90 days or after three payments have been made (depending on the agreement with the dealer), the dealer is not obliged to repay any part of the spread amount previously received. Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.

Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the chief credit officer, the chief financial officer and the board of directors on a monthly basis.

Loans outstanding in the portfolio totaled $511.0 million at March 31, 2013, down from $542.3 million at December 31, 2012. Although in 2012 the automobile industry reported the highest sales since 2007 with strong sales continuing into the first quarter of 2013, competition for these loans increased significantly as large national banks and credit unions continued to price aggressively. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e., from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer’s enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan. The Company remains committed to the indirect automobile lending business; however because of the ongoing pricing pressures in this market and the Company’s unwillingness to significantly increase its percentage of non-prime and subprime loans, net paydowns are presently being reinvested into higher-yielding equipment financing loans and leases.

Consumer Loans

This portfolio is comprised of residential mortgage loans, home equity loans and lines, and other consumer loans and represented 18.5% of total loans outstanding at March 31, 2013 given its commercial orientation. The Company focuses its mortgage and other consumer loans on existing customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully-amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are rather sold into the secondary market. In these secondary-market transactions, Brookline Bank acts as a correspondent bank while BankRI acts as broker.

Residential mortgages remained relatively flat, at $509.2 million at March 31, 2013 as compared to $511.1 million at December 31, 2012. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Company had $0.8 million and $3.2 million in residential mortgage loans held-for-sale at March 31, 2013 and December 31, 2012, respectively.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens. These loan categories also remained relatively constant at $254.0 million at March 31, 2013 as compared to $261.6 million at December 31, 2012.

Other consumer loans have historically been a modest part of the Company’s loan originations. At March 31, 2013, other consumer loans originated equaled $6.1 million, or 0.2% of total originated loans outstanding at that date.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain assets as “special mention,” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At March 31, 2013, the Company had $54.6 million of total assets, including acquired assets that were designated as criticized. This compares to $58.6 million of assets that were designated as criticized at December 31, 2012. See Note 5, “Allowance for Loan and Lease Losses”, to the unaudited consolidated financial statements for more information on the Company’s risk rating system.

Nonperforming Assets

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At March 31, 2013	At December 31, 2012
	(Dollars in Thousands)

Nonaccrual loans and leases:
Commercial real estate mortgage	$3,970	$4,014
Multi-family mortgage	4,132	4,233
Commercial	5,035	5,454
Equipment financing	3,595	3,873
Condominium association	6	8
Indirect automobile	62	99
Residential mortgage	3,724	3,804
Home equity	1,150	716
Other consumer	19	45
Total nonaccrual loans and leases	21,693	22,246
Other real estate owned	943	903
Other repossessed assets	305	588
Total nonperforming assets	$22,941	$23,737

Total delinquent loans and leases 61-90 days past due	$4,035	$4,536
Troubled debt restructurings	18,776	18,669
Troubled debt restructurings on accrual	5,126	7,191
Total nonperforming loans and leases as a percentage of total loans and leases	0.52%	0.53%
Total nonperforming assets as a percentage of total assets	0.45%	0.46%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.10%	0.11%

Nonperforming loans and leases and nonperforming assets remained virtually unchanged from December 31, 2012 to March 31, 2013. Total nonaccrual loans and leases declined in all but one loan category from December 31, 2012 to March 31, 2013. The $0.4 million decrease in commercial nonaccrual loans is primarily attributed to the upgrade of a $0.5 million credit due to the borrower bringing the loan current and remaining current throughout several quarters. The $0.3 million decrease in equipment financing nonaccrual loans is the result of one $0.5 million loan paying off during the first quarter. Nonaccrual home equity loans increased by $0.4 million. This increase is the result of four additions to nonaccruals in the home equity portfolio.

At March 31, 2013, restructured loans of $19.3 million included $8.0 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.3 million of commercial loans, $2.8 million of equipment financing loans, and $4.3 million of residential mortgage loans.  At December 31, 2012, restructured loans included $6.7 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.3 million of commercial loans, $3.8 million of equipment financing loans and leases and $4.0 million of residential mortgage loans.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.

The process to determine the allowance for loan and lease losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolios and the effect of relevant internal and external factors. While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for loan and lease losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. See Note 1, “Basis of Presentation,” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for descriptions of how management determines the balance of the allowance for loan and lease losses for each portfolio and class of loans.

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	—	(247)	(362)	(52)		(661)
Recoveries	4	82	130	26		242
Provision (credit) for loan and lease losses	566	1,162	(72)	77	66	1,799
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532
			.
Total loans and leases	$2,001,061	$891,525	$510,954	$770,445	N/A	$4,173,985
Allowance for loan and lease as a percentage of total loans and leases	1.03%	1.31%	0.98%	0.34%	N/A	1.02%

	Three Months Ended March 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(341)	(439)	(8)	—	(788)
Recoveries	40	78	147	1	—	266
Provision (credit) for loan and lease losses	1,319	1,344	344	255	(15)	3,247
Balance at March 31, 2012	$16,836	$7,078	$5,656	$1,825	$3,033	$34,428

Total loans and leases	$1,874,184	$722,416	$578,622	$758,074	N/A	$3,933,296
Allowance for loan and lease as a percentage of total loans and leases	0.90%	0.98%	0.98%	0.24%	N/A	0.87%

The allowance for loan and lease losses was $42.5 million at March 31, 2013 or 1.02% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $41.2 million or 0.98% of total loans and leases outstanding at December 31, 2012 and an allowance for loan and lease losses of $34.4 million or 0.88% or total loans and leases outstanding at March 31, 2012. The increase in the allowance for loan and lease losses as a percentage of total loans and leases from March 31, 2012 to March 31, 2013 reflects the Company’s rebuilding of the allowance for loan and lease losses after the Bank Rhode Island acquisition, which eliminated all allowances for loan and lease losses in the acquired loans in accordance with GAAP. The allowance for loan and lease losses represents 1.34%, 1.33%, and 1.29% of originated loans and leases at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $20.6 million or 1.03% of total commercial real estate loans outstanding at March 31, 2013. This compared to an allowance for commercial real estate loan losses of $20.0 million or 1.00% of commercial real estate loans outstanding at December 31, 2012, and $16.8 million or 0.84% of commercial real estate loans outstanding at March 31, 2012. Excluding balances in acquired loan portfolios, the allowance for commercial real estate loan losses as a percentage of commercial real estate loans outstanding increased to 1.39% at March 31, 2013 from 1.37% at December 31, 2012.

The $0.6 million increase in the allowance for commercial real estate loans during the first three months of 2013 was primarily driven by originations. Loss factors were flat and supported by favorable asset quality trends. The ratio of total criticized commercial real estate loans to total commercial real estate loans decreased to 0.38% at March 31,

2013 from 0.60% at December 31, 2012. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.28% at March 31, 2013 from 0.24% at December 31, 2012.

Specific reserves on commercial real estate loans were unchanged from December 31, 2012 to March 31, 2013. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower’s ability to service the loan, guarantor support and the value of available collateral.

As a percentage of average commercial real estate loans, annualized net (recoveries) / charge-offs for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012 were negligible. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $11.7 million or 1.31% of total commercial loans and leases outstanding at March 31, 2013, as compared to $10.7 million or 1.26% at December 31, 2012.

The $1.4 million increase in the allowance for commercial loans and lease losses during the first three months of 2013 was primarily driven by originated loan growth of $44.1 million or 5.2% over the same period. Loss factors remained flat and were supported by stable asset quality trends. The ratio of total criticized commercial loans and leases to total commercial loans and leases was 2.2% at March 31, 2013 as compared to 1.70% at December 31, 2012. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.78% at March 31, 2013 from 0.91% at December 31, 2012.

Included in the $1.4 million increase in the allowance is a $0.1 million decrease in reserves for loans specifically evaluated for impairment, from $0.7 million on loan balances of $6.5 million at December 31, 2012 to $0.6 million on loan balances of $5.6 million at March 31, 2013. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower’s ability to service the loan, guarantor support and the value of available collateral.

Net charge-offs in the commercial portfolio for the three-month periods ended March 31, 2013 and December 31, 2012 were $0.2 million and $0.2 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2013 and December 31, 2012 and March 31, 2012 were 0.08%, 0.10% and 0.14%, respectively. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $5.0 million or 0.98% of total indirect automobile loans outstanding at March 31, 2013, compared to $5.3 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2012.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased slightly to 3.18% at March 31, 2013 from 3.12% at December 31, 2012. There were no loans individually evaluated for impairment in the indirect automobile portfolio at March 31, 2013.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012 were $0.2 million, $0.4 million and $0.3 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012 were 0.18%, 0.26% and 0.20%, respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down somewhat. Provisions for indirect automobile loans recorded in these periods more than adequately covered charge-offs during those periods. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $2.6 million or 0.34% of total consumer loans outstanding at March 31, 2013. This compared to an allowance for consumer loan losses of $2.5 million or 0.32% of consumer loans outstanding at December 31, 2012.

The allowance on consumer loans was relatively flat compared to the prior quarter. The ratio of residential and home equity loans with loan-to-value ratios greater than 80% increased to 8.16% of total residential and home equity loans at March 31, 2013 from 7.20% at December 31, 2012. Moreover, the ratio of originated consumer loans on nonaccrual to total originated consumer loans (including deferred origination costs) decreased to 0.39% at March 31, 2013 from 0.44% at December 31, 2012. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower’s ability to service the loan, guarantor support and the value of available collateral, and believes these reserve levels are adequate.

The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at March 31, 2013. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

The reserve for loans specifically evaluated for impairment at March 31, 2013 is $0.6 million on loan balances of $4.8 million, unchanged from December 31, 2012.

Net charge-offs in the consumer portfolio for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012 were $26,000, $300,000 and $7,000, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2013, December 31, 2012 and March 31, 2012 were 0.01%, 0.14% and less than 0.01%, respectively. Provisions for consumer loans recorded in these periods more than adequately cover charge-offs.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, loan and lease mix, and internal loan review and regulatory examination findings. Causes of losses outside the normal course of business include but are not limited to fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors.

The unallocated allowance for loan and lease losses was $2.7 million at March 31, 2013, compared to $2.6 million at December 31, 2012. The unallocated portion of the allowance for loan and lease losses increased $0.1 million during the first three months of 2013, largely as a result of a change in the mix of loans in the loan and lease portfolio.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans (including deferred loan origination costs) for each of the categories listed at the dates indicated.

	At March 31, 2013			At December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$13,154	30.8%	31.0%	$12,993	31.6%	31.0%
Multi-family mortgage	4,380	10.3%	14.0%	4,541	11.0%	14.5%
Construction	3,054	7.2%	2.8%	2,484	6.0%	2.4%
Commercial	4,275	10.1%	9.6%	3,870	9.4%	9.2%
Equipment financing	7,054	16.6%	10.8%	6,454	15.7%	10.1%
Condominium association	323	0.8%	1.0%	331	0.8%	1.1%
Indirect automobile	5,000	11.8%	12.2%	5,304	12.9%	13.0%
Residential mortgage	1,526	3.6%	12.2%	1,516	3.7%	12.2%
Home equity	1,010	2.4%	6.1%	970	2.4%	6.3%
Other consumer	60	0.1%	0.3%	59	0.2%	0.2%
Unallocated	2,696	6.3%	0.0%	2,630	6.3%	0.0%
Total	$42,532	100.0%	100.0%	$41,152	100.0%	100.0%

Investments

The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Securities available-for-sale are employed as part of the Company’s asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.

The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies acceptable types of investments, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. As a general guideline, the Company maintains no less than 10% of total assets in investments, including cash and cash equivalents.

Total investments, including cash and cash equivalents, decreased $19.7 million, or 3.4%, since December 31, 2012. Total investments were 11.3% of total assets at March 31, 2013, compared to 11.6% of total assets at December 31, 2012.

Investment Securities Available-for-Sale and Held-to-Maturity

The Company’s portfolio of investment securities consists of investment securities available-for-sale and investment securities held-to-maturity. The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2013		At December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$56,345	$56,550	$69,504	$69,809
GSE CMOs	235,789	236,080	215,670	217,001
GSE MBSs	167,572	170,128	165,996	169,648
Private-label CMOs	5,680	5,843	6,719	6,866
SBA commercial loan asset-backed securities	341	339	383	381
Auction-rate municipal obligations	2,100	1,971	2,100	1,976
Municipal obligations	1,060	1,100	1,058	1,101
Corporate debt obligations	10,465	10,761	10,481	10,685
Trust preferred securities	2,662	2,490	2,786	2,519
Total debt securities	482,014	485,262	474,697	479,986
Marketable equity securities	1,251	1,363	1,249	1,337
Total investment securities available-for-sale	$483,265	$486,625	$475,946	$481,323

Investment securities held-to-maturity	$500		$500

Maturities, calls and principal repayments totaled $31.8 million for the three months ended March 31, 2013 compared to $49.3 million for the three months ended December 31, 2012. During the first three months of 2013, the Company purchased $40.0 million of available-for-sale securities compared to $73.8 million for the three months ended December 31, 2012 and none during the first three months of 2012. In the first three months of 2013 and 2012, the Company did not sell any available-for-sale securities. In the last three months of 2012, the Company sold one security for proceeds of $9.0 million and a realized gain of $0.1 million.

Securities available-for-sale are recorded at fair value, which is primarily obtained from a third-party pricing service. At March 31, 2013, the fair value of all securities available-for-sale was $486.6 million and carried a total of $3.36 million of net unrealized gains at the end of the quarter, compared to $5.4 million at December 31, 2012 . Of the $486.6 million in securities available for sale, $148.0 million, or 30.4%, of the portfolio, had unrealized losses of $1.6 million. This compares to $47.6 million, or 9.9% of the portfolio with gross unrealized losses of $0.6 million at December 31, 2012. Management believes that these negative differences between amortized cost and fair value reflect the changes in the level of interest rates between the time of purchase and at time of measurement and  that  it  will recover the amortized cost basis of the securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired at March 31, 2013. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. See Note 3, “Investment Securities,” to the unaudited consolidated financial statements for more information on the Company’s various investments.

U.S. Government-Sponsored Enterprises (“GSEs”) — The Company invests in securities issued by of U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At March 31, 2103, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $14.6 million.

At March 31, 2013, the Company held GSE debentures with a total fair value of $56.6 million and a net unrealized gain of $0.2 million. At December 31, 2012, the Company held GSE debentures of with a total fair value of $69.8 million and a net unrealized gain of $0.3 million.

At March 31, 2013, the Company held GSE mortgage-related securities with a total fair value of $406.2 million and a net unrealized gain of $2.8 million. At December 31, 2012, the Company held GSE mortgage-related securities with a total fair value of $386.6 million and a net unrealized gain of $5.0 million. During the first three months of 2013, the Company purchased a total of $40.0 million in GSE CMOs and GSE MBSs to reinvest matured cash flow.

Private-Label CMOs — At March 31, 2013, the Company held private issuer CMO-related securities with a total fair value of $5.8 million and a net unrealized gain of $0.2 million. At December 31, 2012, the Company held private issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million.

Auction-Rate Municipal Obligations and Municipal Obligations — The auction-rate obligations owned by the Company were rated “AAA” at the time of acquisition due, in part, to the guarantee of third-party insurers who would have to pay the obligations if the issuers failed to pay the obligations when they become due. During the financial crisis certain third-party insurers experienced financial difficulties and were not able to meet their contractual obligations. As a result, auctions failed to attract a sufficient number of investors and created a liquidity problem for those investors who were relying on the obligations to be redeemed at auction. Since then, there has not been an active market for auction-rate municipal obligations.

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at March 31, 2013 was $2.0 million with a corresponding net unrealized loss of $0.1 million. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

The Company owns municipal securities with an estimated fair value of $1.1 million which approximates amortized cost at March 31, 2013. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Debt Obligations — From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned five corporate obligation securities with a total fair value of $10.8 million and total net unrealized gains of $0.3million at March 31, 2013. All but one of these securities are investment grade which is currently in an unrealized gain position.

Trust Preferred Securities and Pools— Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as PreTSLs. When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At March 31, 2013, the Company owned three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.2 million. The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities.

Marketable Equity Securities — At March 31, 2013, the Company owned marketable equity securities with a fair value of $1.4 million, including net unrealized gains of $0.1 million.

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by its subsidiary Banks’ membership in the Federal Reserve System. At March 31, 2013, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.0 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $13.7 million which allows for additional borrowing capacity at each subsidiary institution. At March 31, 2013, the Company owned stock in the FHLBB with a carrying value of $50.1 million. The FHLBB stated that it remained in compliance with all regulatory capital ratios at March 31, 2013 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Premises and Equipment

Corporate Headquarters

In addition to building and land costs of $14.0 million, the Company had previously entered into contracts totaling $23.6 million for capital expenditures associated with the rehabilitation of its new headquarters in Boston, of which $21.4 million was incurred in 2012. Of the remaining $2.2 million in refurbishment expenses owed, $1.8 million was capitalized in the first quarter of 2013. A portion of the Company’s new headquarters is rented to third-party tenants and the remaining refurbishment commitments are mostly related to those leases.

Core Operating Systems

The Company has also entered into contracts associated with the conversion of its core operating systems. Brookline Bank and First Ipswich were successfully converted to a new core operating system in 2012. BankRI is anticipated to convert to the Company’s core operating system late in the second quarter of 2013. The useful life of the core processing system is 7.5 years, and ongoing maintenance and operation contracts extend over seven years. At March 31, 2013, $0.7 million in conversion-related expenditures have been capitalized.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At March 31, 2013			At December 31, 2012
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)

Non-interest-bearing accounts	$623,315	17.2%	0.00%	$623,274	17.2%	0.00%

NOW accounts	194,313	5.4%	0.08%	212,858	5.9%	0.09%
Savings accounts	509,967	14.1%	0.37%	515,367	14.2%	0.39%
Money market accounts	1,303,231	35.9%	0.62%	1,253,819	34.7%	0.63%
Certificate of deposit accounts	995,207	27.4%	1.01%	1,010,941	28.0%	1.06%
Total interest-bearing deposits	3,002,718	82.8%	0.67%	2,992,985	82.8%	0.70%
Total deposits	$3,626,033	100.0%	0.56%	$3,616,259	100.0%	0.58%

Total deposits remained flat at $3.6 billion at March 31, 2013 compared to December 31, 2012. Deposits as percentage of total assets increased slightly from 70.3% at December 31, 2012 to 71.0% at March 31, 2013. During the first quarter of 2013, core deposits increased $25.5 million, or 3.9% on an annualized basis, rising from 72.0% of total deposits at December 31, 2012 to 72.6% of total deposits at March 31, 2013. Certificate of deposit accounts decreased $15.7 million, or 6.2% on an annualized basis, during the first three months in 2013. Certificates of deposit have also fallen as a percentage of total deposits from 28.0% at December 31, 2012 to 27.4% at March 31, 2013. The Company does not rely on brokered deposits.

The Company believes the ongoing shift toward core deposits is due in part to expansion of its cash management capabilities, more effort in seeking deposits from existing customer relationships and the desire of certain depositors to place their funds in a more strongly capitalized financial institution and in more liquid accounts. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$607,878	16.8%	0.00%	$509,522	14.9%	0.00%
NOW accounts	190,320	5.3%	0.11%	179,086	5.2%	0.12%
Savings accounts	514,383	14.3%	0.27%	511,147	15.0%	0.39%
Money market accounts	1,294,593	35.8%	0.65%	1,143,545	33.4%	0.76%
Total core deposits	2,607,174	72.2%	0.38%	2,343,300	68.5%	0.47%
Certificate of deposit accounts	1,002,602	27.8%	0.96%	1,078,276	31.5%	1.05%
Total deposits	$3,609,776	100.0%		$3,421,576	100.0%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At March 31,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$193,640	0.93%	$181,715	1.01%
Over six months through 12 months	137,831	0.99%	156,030	1.05%
Over 12 months	98,558	1.46%	114,981	1.63%
	$430,029	1.07%	$452,726	1.18%

Borrowed Funds

Advances from the FHLBB

Although on a long-term basis the Company intends to continue to increase its core deposits, the Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company’s overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the Federal Reserve “discount window” and on $119.0 million of lines of credit as necessary.

FHLBB borrowings decreased by $31.2 million to $759.7 million at March 31, 2013 from the December 31, 2012 balance of $790.9 million. The decrease in FHLBB borrowings was primarily due to deposit growth outpacing loan growth.

The following table sets forth certain information regarding FHLBB advances for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Average balance outstanding	$753,270	$723,831
Maximum amount outstanding at any month-end during the period	778,280	755,763
Balance outstanding at end of period	759,675	698,671
Weighted average interest rate for the period	1.59%	2.04%
Weighted average interest rate at end of period	1.46%	2.00%

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $13.0 million during the three months ended March 31, 2013 to $52.0 million as customers shifted funds into other deposit products.

Subordinated Debt

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. During the first three months of 2013, the Company repaid $3.0 million in subordinated debt before scheduled maturity in 2031 due to the fixed, high cost of the borrowing. The remaining two subordinated debentures are summarized below:

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	at March 31, 2013
(Dollars in Thousands)

June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2013	$4,641
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 17, 2013	4,462

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2013 or December 31, 2012. The following table summarizes certain information concerning the Company’s interest-rate swaps at March 31, 2013:

Interest- Rate Swaps
(Dollars in Thousands)

Notional principal amounts	$23,021
Fixed weighted average interest rate from customer to counterparty	5.7%
Floating weighted average rate from counterparty	3.1%
Weighted average remaining term to maturity (in months)	56
Fair value:
Recognized as an asset	$1,208
Recognized as a liability	$(1,269)

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $614.0 million at March 31, 2013, a $1.9 million increase compared to $612.1 million at December 31, 2012. The increase primarily reflects net income of $8.8 million for the three months ended March 31, 2013, offset by dividends paid of $6.0 million in that same period. The dividends paid in the first quarter of 2013 represented the Company’s 56th consecutive quarter of dividend payments, and the 44th consecutive quarter in which the Company paid a regular dividend of $0.085.

Stockholders’ equity represented 12.0% of total assets at March 31, 2013 and 11.9% at December 31, 2012. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 9.2% of tangible assets (total assets less goodwill and identified intangible assets, net) at March 31, 2013 and 9.1% at December 31, 2012.

Results of Operations

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), the quality of the Company’s assets, its levels of non-interest income and non-interest expense, and its tax provision.

The Company’s net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 74. Information as to the components of interest income, interest expense and average rates is provided under “Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin” on pages 72 and 73.

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the differential between the asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion under “Interest-Rate Risk” on page 81.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the

Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 57 to 59.

General

The Company’s net income of $8.8 million for the three months ended March 31, 2013 decreased by $3.1 million, or 25.7%, compared to the three months ended December 31, 2012. Compared to the three months ended March 31, 2012, operating income decreased $1.5 million, or 14.6%, after adjustment for acquisition-related expenses of $4.0 million (after-tax) that were incurred during the first quarter of 2012 and which were associated with the acquisition of Bancorp Rhode Island, Inc. Diluted operating EPS decreased 23.5% compared to the fourth quarter of 2012, from $0.17 to $0.13, and decreased 13.3% compared to the first quarter of 2012, from $0.15 to $0.13. This decline in quarterly net income from December 31, 2012 to March 31, 2013 reflects a reduction in net interest income of $0.9 million, a reduction in non-interest income of $3.2 million and increase in non-interest expense of $1.9 million, offset by reduction in provision for credit losses of $1.4 million.

Earnings in the first quarter of 2013 represented a return on average assets of 0.70% and a return on average stockholders’ equity of 5.72%, as compared to a return on average assets of 0.93% and a return on average stockholders’ equity of 7.76% for the fourth quarter of 2012 and a return on average assets of 0.52% and a return on average stockholders’ equity of 4.25% for the first quarter of 2012. Operating earnings in the first quarter of 2013 represented an operating return on average assets of 0.70% and an operating return on average stockholders’ equity of 5.72%, as compared to an operating return on average assets of 0.93% and a return on average stockholders’ equity of 7.76% for the fourth quarter of 2012 and an operating return on average assets of 0.85% and a return on average stockholders’ equity of 6.90% for the first quarter of 2012.

Selected income statement, per share data and operating ratios are presented in the table below for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$43,669	$44,564	$43,634
Non-interest income	3,327	6,504	3,595
Non-interest expense	30,772	28,869	32,449
Net income	8,813	11,863	6,349
Operating earnings	8,813	11,863	10,321

Per share data:
Basic earnings per share	$0.13	$0.17	$0.09
Diluted earnings per share	0.13	0.17	0.09
Dividends per common share	0.085	0.085	0.085

Operating ratios:
Interest-rate spread	3.55%	3.62%	3.68%
Net interest margin (1) (4)	3.70%	3.79%	3.87%
Return on average assets (2) (4)	0.70%	0.93%	0.52%
Efficiency ratio	65.48%	56.53%	68.71%
Return on average stockholders’ equity (3) (4)	5.72%	7.76%	4.25%

(1)         Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)         Calculated by dividing annualized net income by average total assets.

(3)         Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.

(4)         Non-GAAP performance measure.

Net Interest Income

Net interest income for the first three months of 2013 was $43.7 million, essentially unchanged from the $43.6 million posted in the first quarter of 2012. The impact of the persistent low interest-rate environment offset the benefits of increased loan volume quarter-over-quarter, with increase in interest income due to volume of $3.5 million offset by reductions in interest income due to rate of $4.7 million quarter-over-quarter. This $1.2 million decline in interest income was ameliorated by a $1.4 million decrease in interest expense quarter-over-quarter. The majority of which resulted from decreases in interest rates paid on deposits and other borrowed funds.

Decreases in interest expense for the quarter ended March 31, 2013 were not enough to offset decreases in interest income. Rate-related decreases on interest income of $2.5 million in the first quarter of 2013 were partially offset by volume-related increases in interest income of $1.3 million. This $1.2 million net change in interest income from December 31, 2012 to March 31, 2013 was reduced, by volume- and rate- driven decline in interest expense of $0.5 million in the first quarter of 2013.

As a result, net interest margin decreased by 17 basis points, from 3.87% for the first three months of 2012 to 3.70% for the first three months of 2013. Competitive pressures on loan pricing resulted in decreases in the Company’s weighted average interest rate on loans (prior to purchase accounting adjustments) from 5.11% at March 31, 2012 to 4.80% at March 31, 2013. Interest amortization and accretion on acquired loans totaled $1.2 million and contributed 9 basis points to loan yields during the first quarter of 2013, compared to an addition of $1.2 million and 10 basis points in the first quarter of 2012.

Funding costs declined over the past year, decreasing from 1.02% for the first three months of 2012 to 0.84% for the first three months of 2013. The Company’s reduction in interest rates offered on money market accounts and certificates of deposit contributed significantly to the reduction in the cost of interest-bearing deposits, declining 11 basis points and 9 basis points, respectively, from March 31, 2012 to March 31, 2013.

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

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2013 and 2012, and for the three months ended March 31, 2013 and December 31, 2012. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$57,695	$29	0.20%	$50,810	$27	0.21%
Investment securities available-for-sale (2)	471,509	1,862	1.58%	517,843	3,237	2.50%
Restricted equity securities	68,550	355	2.08%	55,943	108	0.78%
Commercial real estate loans (3)	1,988,501	24,315	4.89%	1,829,833	23,468	5.17%
Commercial loans (3)	426,573	4,569	4.28%	393,861	4,588	4.67%
Equipment financing (3)	436,983	8,001	7.38%	341,736	6,756	7.91%
Indirect automobile loans (3)	526,923	4,916	3.78%	574,926	6,247	4.37%
Residential mortgage loans (3)	508,303	5,165	4.10%	491,012	5,544	4.52%
Other consumer loans (3)	265,047	2,616	4.00%	273,561	3,040	4.47%
Total interest-earning assets	4,750,084	51,828	4.38%	4,529,525	53,015	4.70%
Allowance for loan and lease losses	(41,487)			(32,999)
Non-interest-earning assets	362,566			364,369
Total assets	$5,071,163			$4,860,895

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	190,320	51	0.11%	179,086	53	0.12%
Savings accounts	514,383	337	0.27%	511,147	498	0.39%
Money market accounts	1,294,593	2,061	0.65%	1,143,545	2,152	0.76%
Certificates of deposit	1,002,602	2,385	0.96%	1,078,276	2,814	1.05%
Total interest-bearing deposits (4)	3,001,898	4,834	0.65%	2,912,054	5,517	0.76%
Advances from the FHLBB	753,270	2,955	1.59%	723,831	3,670	2.04%
Other borrowed funds	63,065	154	0.99%	58,766	170	1.16%
Total interest-bearing liabilities	3,818,233	7,943	0.84%	3,694,651	9,357	1.02%
Non-interest-bearing liabilities:
Demand checking accounts (4)	607,878			509,522
Other non-interest-bearing liabilities	24,575			55,182
Total liabilities	4,450,686			4,259,355
Brookline Bancorp, Inc. stockholders’ equity	616,627			597,978
Noncontrolling interest in subsidiary	3,850			3,562
Total liabilities and equity	$5,071,163			$4,860,895
Net interest income (tax-equivalent basis) / Interest rate spread (5)		43,885	3.55%		43,658	3.68%
Less adjustment of tax-exempt income		216			24
Net interest income		$43,669			$43,634
Net interest margin (6)			3.70%			3.87%

(1)         Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)   Investment securities held-for-sale, which include marketable equity securities, also include unrealized gains (losses). Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)         Loans on nonaccrual status are included in the average balances.

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.54% and 0.65% in the three months ended March 31, 2013 and March 31, 2012, respectively.

(5)         Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)         Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Three Months Ended
	March 31, 2013			December 31, 2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$57,695	$29	0.20%	$70,040	$42	0.24%
Investment securities available-for-sale (2)	471,509	1,862	1.58%	456,690	1,854	1.62%
Restricted equity securities	68,550	355	2.08%	68,660	508	2.95%
Commercial real estate loans (3)	1,988,501	24,315	4.89%	1,967,921	23,798	4.86%
Commercial loans (3)	426,573	4,569	4.28%	395,991	5,042	5.08%
Equipment financing (3)	436,983	8,001	7.38%	428,867	8,285	7.73%
Indirect automobile loans (3)	526,923	4,916	3.78%	560,118	5,510	3.91%
Residential mortgage loans (3)	508,303	5,165	4.10%	507,955	5,323	4.19%
Other consumer loans (3)	265,047	2,616	4.00%	269,019	2,713	4.01%
Total interest-earning assets	4,750,084	51,828	4.38%	4,725,261	53,075	4.50%
Allowance for loan and lease losses	(41,487)			(39,435)
Non-interest-earning assets	362,566			398,980
Total assets	$5,071,163			$5,084,806

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	190,320	51	0.11%	184,849	48	0.10%
Savings accounts	514,383	337	0.27%	518,452	374	0.29%
Money market accounts	1,294,593	2,061	0.65%	1,246,514	2,115	0.68%
Certificates of deposit	1,002,602	2,385	0.96%	1,028,884	2,540	0.98%
Total interest-bearing deposits (4)	3,001,898	4,834	0.65%	2,978,699	5,077	0.68%
Advances from the FHLBB	753,270	2,955	1.59%	757,842	3,207	1.68%
Other borrowed funds	63,065	154	0.99%	62,299	128	0.82%
Total interest-bearing liabilities	3,818,233	7,943	0.84%	3,798,840	8,412	0.88%
Non-interest-bearing liabilities:
Demand checking accounts (4)	607,878			612,267
Other non-interest-bearing liabilities	24,575			58,496
Total liabilities	4,450,686			4,469,603
Brookline Bancorp, Inc. stockholders’ equity	616,627			611,181
Noncontrolling interest in subsidiary	3,850			4,022
Total liabilities and equity	$5,071,163			$5,084,806
Net interest income (tax-equivalent basis) / Interest rate spread (5)		43,885	3.55%		44,663	3.62%
Less adjustment of tax-exempt income		216			99
Net interest income		$43,669			$44,564
Net interest margin (6)			3.70%			3.79%

(1)         Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)   Investment securities held-for-sale, which include marketable equity securities, also include unrealized gains (losses). Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)         Loans on nonaccrual status are included in the average balances.

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.54% and 0.56% in the three months ended March 31, 2013 and December 31, 2012, respectively.

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

	Three Months Ended March 31, 2013 as Compared to Three Months Ended
	December 31, 2012			March 31, 2012
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Short-term investments	$(12)	$(1)	$(13)	$3	$(1)	$2
Investment securities available-for-sale	101	(93)	8	(269)	(1,106)	(1,375)
Restricted equity securities	(12)	(141)	(153)	29	218	247
Loans:
Commercial real estate loans	497	20	517	2,067	(1,220)	847
Commercial loans and leases	956	(1,429)	(473)	367	(386)	(19)
Equipment financing	394	(678)	(284)	1,723	(478)	1,245
Indirect automobile loans	(575)	(19)	(594)	(510)	(821)	(1,331)
Residential mortgage loans	23	(181)	(158)	173	(552)	(379)
Other consumer loans	(96)	(1)	(97)	(97)	(327)	(424)
Total loans	1,199	(2,288)	(1,089)	3,723	(3,783)	(60)
Total change in interest and dividend income	1,276	(2,523)	(1,247)	3,486	(4,673)	(1,187)

Interest expense
Deposits:
NOW accounts	3	—	3	3	(5)	(2)
Savings accounts	(22)	(15)	(37)	3	(164)	(161)
Money market accounts	159	(213)	(54)	254	(345)	(91)
Certificates of deposit	(148)	(7)	(155)	(200)	(229)	(429)
Total deposits	(8)	(235)	(243)	60	(743)	(683)
Advances from the FHLBB	(162)	(90)	(252)	138	(853)	(715)
Other borrowed funds	13	13	26	11	(27)	(16)
Total change in interest expense	(157)	(312)	(469)	209	(1,623)	(1,414)
Change in tax-exempt income	—	117	117	—	192	192
Change in net interest income	$1,433	$(2,328)	$(895)	$3,277	$(3,242)	$35

Net interest income for the first three months of 2013 decreased $0.9 million compared to the three months ended December 31, 2012 due in large part to a combination of the low interest-rate environment, which decreased net interest income by $2.3 million, and to a lesser degree, to the decline in the indirect automobile portfolio which resulted in a volume-based reduction in net interest income of $0.6 million. Interest-rate reductions of $2.5 million on earning assets were offset by funding-rate reductions of $0.3 million.

Net interest income for the first quarter of 2013 was essentially unchanged compared to the first quarter of 2012. Overall, quarterly interest and dividend income decreased $1.2 million quarter-over-quarter and was offset by a similar reduction in interest expense (after adjusting for tax-exempt income). A $3.7 million quarter-over-quarter increase in interest income due to loan growth was almost fully offset by lower interest rates on those assets.

Comparison of the Three-Month Periods Ended March 31, 2013 and March 31, 2012

General

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)

Interest and dividend income	$51,612	$52,991	$(1,379)	-2.6%
Interest expense	7,943	9,357	(1,414)	-15.1%
Net interest income	43,669	43,634	35	0.1%
Provision for credit losses	1,855	3,247	(1,392)	-42.9%
Net interest income after provision for credit losses	41,814	40,387	1,427	3.5%
Non-interest income	3,327	3,595	(268)	-7.5%
Non-interest expense	30,772	32,449	(1,677)	-5.2%
Provision for income taxes	5,129	4,899	230	4.7%
Net income	9,240	6,634	2,606	39.3%
Less net income attributable to noncontrolling noncontrolling interest in subsidiary	427	285	142	49.8%
Net income attributable to Brookline Bancorp, Inc.	$8,813	$6,349	$2,464	38.8%

Reported net income was $2.5 million higher in the first quarter of 2013 as compared to 2012. This is primarily the result of $4.0 million in nonrecurring after-tax expenses associated with the acquisition of Bancorp Rhode Island, Inc. on January 1, 2012. Operating earnings for the first quarter of 2013 and 2012, respectively, were $8.8 million and $10.3 million, or down $1.5 million.

Interest Income — Loans and Leases

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$24,152	$23,468	$684	2.9%
Commercial loans	4,569	4,588	(19)	-0.4%
Equipment financing	8,001	6,756	1,245	18.4%
Indirect automobile loans	4,916	6,247	(1,331)	-21.3%
Residential mortgage loans	5,165	5,544	(379)	-6.8%
Other consumer loans	2,616	3,040	(424)	-13.9%
Total interest income — loans	$49,419	$49,643	$(224)	-0.5%

Interest income from loans was $49.5 million for the first three months of 2013, resulting in a yield on total loans of 4.80%. This compares to $49.6 million of interest on loans and a yield of 5.11% for the first three months of 2012. Quarter-over-quarter increases in interest income on loans and leases of $3.7 million resulting from increased volume offset the $3.8 million decrease in loan interest income resulting from interest-rate reductions on loans. Interest income on loans and leases decreased $1.1 million from the fourth quarter 2012 to first quarter 2013 with declines in loan interest income of $2.3 million from rate reductions partially offset by $1.2 million of volume-driven increases in interest income on loans and leases. Declines in the yields on all the loan portfolios reflect the high rate of loan refinancings and the intense pricing competition which continues to characterize the Company’s lending markets.

On an overall basis, the $0.1 million decline quarter-over-quarter in quarterly interest income on loans is composed of a decrease in interest income on loans of $3.8 million due to the lower rate environment, offset by an increase of $3.7 million in interest income on loans due to the $247.4 million increase in average loans outstanding.

Interest Income — Investments

Total investment income (consisting of interest on short-term investments, investment securities available-for-sale, and restricted equity securities) was $2.2 million for the first three months of 2013 compared to $3.4 million for the first three months of 2012. This decrease in total investment income of $1.1 million, or 34.5%, is largely a result of rate-driven reduction stemming from the paydown of higher-coupon MBSs and CMOs which were replaced by similar but lower-yielding securities. The yield on investments decreased from 2.2% for the three months ended March 31, 2012 to 1.5% for the three months ended March 31, 2013.

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Short-term investments	$31	$27	$4	14.8%
Debt securities	1,852	3,229	(1,377)	-42.6%
Marketable and restricted equity securities	310	92	218	237.0%
Total interest income — investments	$2,193	$3,348	$1,155	-34.5%

Interest Expense — Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$51	$53	$(2)	-3.8%
Savings accounts	337	498	(161)	-32.3%
Money market accounts	2,061	2,152	(91)	-4.2%
Certificates of deposit	2,385	2,814	(429)	-15.2%
Total interest expense — deposits	4,834	5,517	(683)	-12.4%
Borrowed funds:
Advances from the FHLBB	2,955	3,670	(715)	-19.5%
Other borrowed funds	154	170	(16)	-9.4%
Total interest expense — borrowed funds	3,109	3,840	(731)	-19.0%
Total interest expense	$7,943	$9,357	$(1,414)	-15.1%

Deposits

The Company’s quarter-over-quarter reduction in interest rates offered on deposits, particularly savings and money market accounts and certificates of deposit, contributed $0.6 million to the reduction in the cost of interest-bearing deposits. As a result, the cost of total interest-bearing deposits decreased from 0.76% in the first three months of 2012 to 0.65% in the first three months of 2013.

Rate reductions in the first quarter of 2013 represented the majority of the $0.2 million decrease in interest expense on deposits from the fourth quarter 2012.  Included in the cost of interest-bearing deposits was $0.2 million and $0.4 million, in premium amortization on certificates of deposit in the first quarters of 2013 and 2012, respectively.

Borrowed Funds

Interest paid on borrowed funds decreased by $0.7 million, or 19.5% during the first three months of 2013 as compared to the year-ago period. Decreases in borrowing rates since the first quarter of 2012 resulted in a reduction in debt-related interest expenses of $0.9 million, partially offset by a $0.1 million increase in interest expense due to an increase in borrowed funds. Premium amortization on borrowed funds acquired in the BankRI acquisition decreased interest expense by $0.9 million and $1.0 million in the first quarters of 2013 and 2012, respectively.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Provisions for loan and lease losses:
Commercial real estate	$566	$1,319
Commercial	1,162	1,344
Indirect automobile	(72)	344
Consumer	77	255
Unallocated	66	(15)
Total provision for loan and lease losses	1,799	3,247
Unfunded credit commitments	56	—
Total provision for credit losses	$1,855	$3,247

The provisions for credit losses during the first three months of 2013 and 2012 were $1.9 million and $3.2 million, respectively. The $1.4 million quarter-over-quarter decrease in the first-quarter provision for loan and lease losses was due in part to a slower pace of commercial real estate, indirect automobile and consumer loan originations in the first quarter of 2013 as compared to the first quarter of 2012, offset by a faster pace of originations in equipment financing and construction loans. Additional provisions on acquired loans during the first three months of 2013 were immaterial, given that there was minimal deterioration in projected cash flows on acquired loans from the date of acquisition for BankRI and from December 31, 2011 for First Ipswich. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

The liability for unfunded credit commitments, which is included in other liabilities, was $0.8 million at March 31, 2013 and $0.7 million at December 31, 2012. During the first quarter of 2013, the liability for unfunded credit commitments increased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. This increase increased the provision for credit losses by the same amount during the first three months of 2013. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2013 or 2012, respectively.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)

Fees, charges and other income	$3,639	$3,733	$(94)	-2.5%
Loss from investments in affordable housing	(312)	(138)	(174)	126.1%
Total non-interest income	$3,327	$3,595	$(268)	-7.5%

Fees, charges and other income are the major sources of non-interest income for the Company and include deposit-related fees, indirect automobile and consumer loan fees, and other service fees. Total non-interest income decreased by $0.3 million, or 7.5%, from $3.6 million for the first three months of 2012 to $3.3 million for the first three months of 2013. The decrease is primarily due to a larger loss on tax-efficient investments in affordable housing projects.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)

Compensation and employee benefits	$16,298	$14,688	$1,610	11.0%
Occupancy	3,083	2,676	407	15.2%
Equipment and data processing	3,861	3,645	216	5.9%
Professional services	1,501	6,453	(4,952)	-76.7%
FDIC insurance	934	920	14	1.5%
Advertising and marketing	670	703	(33)	-4.7%
Amortization of identified intangible assets	1,165	1,283	(118)	-9.2%
Other	3,260	2,081	1,179	56.7%
Total non-interest expense	$30,772	$32,449	$(1,677)	-5.2%

Non-interest expense for the first three months of 2013 decreased $1.7 million compared to the year-ago period. When non-interest expense for the three months ended March 31, 2012 is adjusted to exclude expenses of $5.4 million related to the acquisition of BankRI, operating non-interest expense increased $3.7 million, or 11.5%. The increase is largely a result of costs associated with the Company’s infrastructure build. The reduction in non-interest expense in the first three months of 2013 as compared to the first three months of 2012 resulted in the Company’s efficiency ratio decreasing from 68.71% for the three months ended March 31, 2012 to 65.48% for the three months ended March 31, 2013. This reduction, however, is entirely due to acquisition-related expenses incurred during the first three months of 2012. Disregarding these acquisition-related expenses, which accounted for the decrease in professional services quarter-over-quarter, the Company’s operating efficiency ratio increased from 57.28% for the first three months of 2012 to 65.48% for the first three months of 2013.

Compensation and employee benefit expense increased $1.6 million, or 11.0% as compared to the first quarter of 2012. This increase is a result of the addition of loan officers and other individuals in key support areas of the Company including the Loan Review, Credit Administration, Compliance, Human Resources, Legal and Finance functions. Future compensation and employee benefit expense synergies from the BankRI acquisition will not be realized until after BankRI’s core system conversion, expected to occur in the latter part of the second quarter of 2013.

Equipment and data processing expense increased 5.9% as compared to the first quarter of 2012, mainly due to one-time costs incurred in conjunction with BankRI’s core system conversion. Equipment and data processing expense increased 5.9% as compared to the first quarter of 2012, mainly due to one-time costs incurred in conjunction with BankRI’s core system conversion. Other expense increased $1.2 million as a result of increases in several areas including telephone, repossessed assets, postage and office supply expense.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
	(Dollars in Thousands)

Income before provision for income taxes	$14,369	$11,533	$2,836	24.6%
Provision for income taxes	5,129	4,899	230	4.7%
Net income	$9,240	$6,634	$2,606	39.3%

Effective tax rate	35.7%	42.5%	N/A	-16.0%

The Company recorded income tax expense of $5.1 million for the first three months of 2013, compared to $4.9 million for the first three months of 2012, representing total effective tax rates of 35.7% and 42.5%, respectively.  The decrease in tax rate to 35.7% for the three months ended March 31, 2013 is primarily due to recognition of $1.6 million of projected affordable housing tax credits for the year 2013, compared to $0.2 million in the three months ended March 31, 2012, and the non-deductibility of $1.4 million in the first quarter of 2012 of the $5.4 million in professional fees incurred related to the BankRI acquisition.  Additional state taxes were also recognized in the first quarter of 2012 as the projected state tax savings from the acquisition of BankRI reduced the value of the deferred tax asset by $0.5 million, increasing the tax expense in 2012.

Liquidity and Capital Resources

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers, as well as to earnings enhancement opportunities, in a changing marketplace. Liquidity management is monitored by an Asset/Liability Committee (“ALCO”), consisting of members of management, which is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets.

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by its Banks and Brookline Securities Corp. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities and sales of securities from the available-for-sale portfolio.

Deposits, which are considered the most stable source of liability liquidity, totaled $3.6 billion at March 31, 2013, and represented 71.6% of total funding (the sum of total deposits, total borrowings, and stockholders’ equity), compared to deposits of $3.6 billion, or 71.2% of total funding, at December 31, 2012. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $2.6 billion at March 31, 2013 and represented 72.6% of total deposits, compared to core deposits of $2.6 billion, or 72.0% of total deposits, at December 31, 2012. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $820.4 million at March 31, 2013, representing 16.1% of total funding, compared to $854.0 million, or 16.8% of total funding, at December 31, 2012. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At March 31, 2013, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.1 billion, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% and 30% of total assets. At March 31, 2013, cash and equivalents and available-for-sale securities totaled $579.2 million, or 11.3% of total assets. This compares to $598.9 million, or 11.6% of total assets at December 31, 2012.

While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks’ lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity needs.

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credits, and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.

The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The Company’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amount of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2013	At December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$105,946	$85,726
Commercial	61,701	67,857
Residential mortgage	7,629	8,726
Unadvanced portion of loans and leases	427,154	421,143
Unused lines of credit:
Home equity	179,238	165,936
Other consumer	3,892	4,017
Other commercial	945	965
Unused letters of credit:
Financial standby letters of credit	19,556	19,887
Performance standby letters of credit	2,916	2,916
Commercial and similar letters of credit	25	112
Back-to-back interest-rate swaps	23,021	33,221

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

Standby and commercial letters of credits are conditional commitments issued by the Company to guarantee performance of a customer to a third party. These standby and commercial letters of credit are primarily issued to support the financing needs of the Company’s commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The liability for unfunded credit commitments, included in other liabilities, was $0.8 million at March 31, 2013 and $0.7 million at December 31, 2012.

From time to time the Company enters into back-to-back interest-rate swaps with commercial customers and third-party financial institutions. These swaps allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate risk of holding those loans. In a back-to-back interest-rate swap transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an interest-rate swap with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.

Capital Resources

At March 31, 2013, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well- Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
				(Dollars in Thousands)
At March 31, 2013:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$469,370	9.55%	$196,595	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	469,370	11.29%	166,296	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	512,741	12.34%	332,409	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$289,758	9.51%	$121,875	4.00%	$152,344	5.00%
Tier 1 risk-based capital ratio	(2)	289,758	10.43%	111,125	4.00%	166,687	6.00%
Total risk-based capital ratio	(3)	324,488	11.69%	222,062	8.00%	277,577	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$139,074	8.41%	$66,147	4.00%	$82,684	5.00%
Tier 1 risk-based capital ratio	(2)	139,074	11.65%	47,751	4.00%	71,626	6.00%
Total risk-based capital ratio	(3)	145,259	12.17%	95,487	8.00%	119,358	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$29,449	9.84%	$11,971	4.00%	$14,964	5.00%
Tier 1 risk-based capital ratio	(2)	29,449	13.51%	8,717	4.00%	13,075	6.00%
Total risk-based capital ratio	(3)	30,521	14.00%	17,441	8.00%	21,801	10.00%

At December 31, 2012:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.44%	$197,094	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.85%	171,481	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.83%	342,909	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.29%	$121,725	4.00%	$152,156	5.00%
Tier 1 risk-based capital ratio	(2)	282,706	9.78%	115,626	4.00%	173,439	6.00%
Total risk-based capital ratio	(3)	318,629	11.02%	231,310	8.00%	289,137	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$136,100	8.50%	$64,047	4.00%	$80,059	5.00%
Tier 1 risk-based capital ratio	(2)	136,100	11.54%	47,175	4.00%	70,763	6.00%
Total risk-based capital ratio	(3)	141,171	11.97%	94,350	8.00%	117,937	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.72%	$12,020	4.00%	$15,025	5.00%
Tier 1 risk-based capital ratio	(2)	29,209	13.24%	8,824	4.00%	13,237	6.00%
Total risk-based capital ratio	(3)	30,168	13.68%	17,642	8.00%	22,053	10.00%

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

Asset/Liability Management

Market risk and interest-rate risk management is governed by the Company’s Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define the Company’s tolerance for interest-rate risk. The Asset/Liability Committee and Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company’s potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, and the market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves, and general market volatility.

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at March 31, 2013 or December 31 2012. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company’s interest-rate risk position is measured using both income simulation and interest-rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at March 31, 2013.

At March 31, 2013, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate shocks on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income
	over Twelve-Month Horizon Beginning
	March 31, 2013		December 31, 2012		March 31, 2012
Gradual Change in Interest-Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)

Up 200%	$1,635	0.93%	$1,513	0.86%	$4,299	2.57%
Up 100%	687	0.39%	713	0.41%	2,092	1.25%
Down 100%	(2,193)	-1.25%	(39)	-0.02%	614	0.37%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2013, the Company’s one-year cumulative gap was a negative $574.0 million, or negative 11.2% of total assets, compared with a negative $502.3 million, or 9.8% of total assets at December 31, 2012 and a negative $386.8 million, or 7.9% of total assets at March 31, 2012.

For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” on pages 83 to 86 of the Company’s 2012 Annual Report on Form 10-K.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.

Other Market Risks

Included in the Company’s investment portfolio at March 31, 2013 were marketable equity securities with a market value of $1.3 million. That amount includes net unrealized gains of $0.1 million. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.

Item 4. Controls and Procedures

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In conjunction with the Company’s core systems conversions and its ongoing consolidation of its subsidiary banks’ back-office operations, shared services, and policies and procedures, the Company continues to focus on consolidating and enhancing internal controls over financial reporting. There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. In addition, the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2012 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101***

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the Three Months Ended March 31, 2013 and 2012.

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

BROOKLINE BANCORP, INC.

Date: May 10, 2013	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Chief Financial Officer and Treasurer
(Principal Financial Officer)