Form 10-Q
period 2013-06-30
BROOKLINE BANCORP INC
filed 2013-08-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 9, 2013, the number of shares of common stock, par value $0.01 per share, outstanding was 70,161,645.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	At June 30, 2013	At December 31, 2012
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$33,008	$78,441
Short-term investments	66,787	38,656
Total cash and cash equivalents	99,795	117,097
Investment securities available-for-sale (amortized cost of $486,590 and $475,946, respectively)	479,177	481,323
Investment securities held-to-maturity (fair value of $500 and $502, respectively)	500	500
Total investment securities	479,677	481,823
Loans held-for-sale	4,221	3,233
Loans and leases:
Commercial real estate loans	2,056,674	2,005,963
Commercial loans and leases	895,090	847,455
Indirect automobile loans	479,782	542,344
Consumer loans	773,469	779,950
Total loans and leases	4,205,015	4,175,712
Allowance for loan and lease losses	(44,281)	(41,152)
Net loans and leases	4,160,734	4,134,560
Restricted equity securities	66,627	68,661
Premises and equipment, net of accumulated depreciation and amortization of $41,514 and $38,985, respectively	76,867	70,791
Deferred tax asset	32,739	27,197
Goodwill, net	137,890	137,890
Identified intangible assets, net of accumulated amortization of $20,615 and $18,272, respectively	19,168	21,510
Other real estate owned and repossessed assets, net	1,493	1,491
Other assets	71,269	83,281
Total assets	$5,150,480	$5,147,534

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$644,507	$623,274
Interest-bearing deposits:
NOW accounts	196,778	212,858
Savings accounts	503,170	515,367
Money market accounts	1,340,024	1,253,819
Certificate of deposit accounts	972,502	1,010,941
Total interest-bearing deposits	3,012,474	2,992,985
Total deposits	3,656,981	3,616,259
Borrowed funds:
Advances from the FHLBB	785,565	790,865
Other borrowed funds	44,501	63,104
Total borrowed funds	830,066	853,969
Mortgagors’ escrow accounts	7,465	6,946
Accrued expenses and other liabilities	41,097	54,551
Total liabilities	4,535,609	4,531,725

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares and 75,749,825 shares issued, respectively	754	754
Additional paid-in capital	619,036	618,429
Retained earnings, partially restricted	59,747	53,358
Accumulated other comprehensive (loss) income	(4,441)	3,483
Treasury stock, at cost; 5,373,733 shares	(62,107)	(62,107)
Unallocated common stock held by ESOP; 312,792 shares and 333,918 shares, respectively	(1,705)	(1,820)
Total Brookline Bancorp, Inc. stockholders’ equity	611,284	612,097
Noncontrolling interest in subsidiary	3,587	3,712
Total equity	614,871	615,809
Total liabilities and equity	$5,150,480	$5,147,534

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$50,644	$50,135	$100,063	$99,778
Debt securities	1,934	1,541	3,786	4,770
Short-term investments	19	68	50	95
Marketable and restricted equity securities	303	95	612	187
Total interest and dividend income	52,900	51,839	104,511	104,830

Interest expense:
Deposits	4,743	5,463	9,578	10,980
Borrowed funds and subordinated debt	2,794	3,617	5,903	7,458
Total interest expense	7,537	9,080	15,481	18,438

Net interest income	45,363	42,759	89,030	86,392
Provision for credit losses	2,439	6,678	4,294	9,925
Net interest income after provision for credit losses	42,924	36,081	84,736	76,467

Non-interest income:
Fees, charges and other income	3,762	4,168	7,402	7,901
Loss from investments in affordable housing projects	(624)	(244)	(936)	(383)
Gain on sales of securities	—	797	—	797
Total non-interest income	3,138	4,721	6,466	8,315

Non-interest expense:
Compensation and employee benefits	16,697	14,238	32,993	28,926
Occupancy	2,865	2,503	5,948	5,179
Equipment and data processing	4,150	3,632	8,163	7,275
Professional services	1,513	2,554	3,014	9,008
FDIC insurance	936	1,230	1,870	2,150
Advertising and marketing	768	774	1,438	1,476
Amortization of identified intangible assets	1,177	1,271	2,343	2,554
Other	2,709	2,419	5,816	4,501
Total non-interest expense	30,815	28,621	61,585	61,069

Income before provison for income taxes	15,247	12,181	29,617	23,713
Provision for income taxes	5,382	4,398	10,511	9,296
Net income before noncontrolling interest in subsidiary	9,865	7,783	19,106	14,417

Less net income attributable to noncontrolling interest in subsidiary	375	254	802	539
Net income attributable to Brookline Bancorp, Inc.	$9,490	$7,529	$18,304	$13,878

Earnings per common share:
Basic	$0.14	$0.11	$0.26	$0.20
Diluted	0.14	0.11	0.26	0.20

Weighted average common shares outstanding during the period:
Basic	69,774,703	69,677,656	69,768,777	69,671,130
Diluted	69,833,541	69,715,890	69,823,615	69,706,694

Dividends declared per common share	$0.085	$0.085	$0.170	$0.170

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Net income before noncontrolling interest in subsidiary	$9,865	$7,783	$19,106	$14,417

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains excluding non-credit gain on impairment of securities	(10,773)	40	(12,791)	802
Non-credit gain on impairment of securities	—	32	—	34
Net unrealized securities holding (losses) gains before income taxes	(10,773)	72	(12,791)	836
Income tax benefit (expense)	4,093	(42)	4,861	(311)
Net unrealized securities holding (losses) gains	(6,680)	30	(7,930)	525
Less reclassification adjustment for securities gains included in net income:
Gain on sales of securities, net	—	797	—	797
Income tax expense	—	(282)	—	(282)
Net reclassification adjustments for securities gains included in net income	—	515	—	515
Net unrealized securities holding (losses) gains	(6,680)	(485)	(7,930)	10

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	8	(5)	8	(10)
Income tax benefit	(2)	2	(2)	6
Net adjustment of accumulated obligation for postretirement benefits	6	(3)	6	(4)

Net other comprehensive (loss) income	(6,674)	(488)	(7,924)	6

Comprehensive income	3,191	7,295	11,182	14,423
Net income attributable to noncontrolling interest in subsidiary	375	254	802	539
Comprehensive income attributable to Brookline Bancorp, Inc.	$2,816	$7,041	$10,380	$13,884

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

Balance at December 31, 2012	$754	$618,429	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

Net income attributable to Brookline Bancorp, Inc.	—	—	18,304	—	—	—	18,304	—	18,304

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	802	802

Other comprehensive loss	—	—	—	(7,924)	—	—	(7,924)	—	(7,924)

Common stock dividends of $0.17 per share	—	—	(11,915)	—	—	—	(11,915)	—	(11,915)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(927)	(927)

Compensation under recognition and retention plan	—	536	—	—	—	—	536	—	536

Common stock held by ESOP committed to be released (21,126 shares)	—	71	—	—	—	115	186	—	186

Balance at June 30, 2013	$754	$619,036	$59,747	$(4,441)	$(62,107)	$(1,705)	$611,284	$3,587	$614,871

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity (Continued)

Six Months Ended June 30, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)

Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

Net income attributable to Brookline Bancorp, Inc.	—	—	13,878	—	—	—	13,878	—	13,878

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	539	539

Issuance of shares of common stock (10,997,840 shares)	110	92,712	—	—	—	—	92,822	—	92,822

Other comprehensive income	—	—	—	6	—	—	6	—	6

Common stock dividends of $0.17 per share	—	—	(11,865)	—	—	—	(11,865)	—	(11,865)

Compensation under recognition and retention plan	—	301	—	—	—	—	301	—	301

Common stock held by ESOP committed to be released (22,146 shares)	—	—	—	—	—	121	121	—	121

Balance at June 30, 2012	$754	$618,184	$42,006	$1,969	$(62,107)	$(1,941)	$598,865	$3,939	$602,804

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$18,304	$13,878
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	802	539
Provision for credit losses	4,294	9,925
Origination of loans and leases to be sold	(23,378)	(52,044)
Proceeds from loans and leases sold	22,888	57,068
Deferred income tax expense	(676)	(199)
Depreciation of premises and equipment	2,822	1,696
Amortization of securities premiums and discounts, net	1,809	2,702
Amortization of deferred loan and lease origination costs, net	5,160	5,171
Amortization of identified intangible assets	2,343	2,554
Accretion of acquisition fair value adjustments, net	(4,008)	(5,820)
Gain on sale of investment securities	—	(797)
Gains on sale of loans held for sale	(498)	(350)
Gains on sales of other real estate owned and repossessed assets	(25)	43
Write-down of other real estate owned and repossessed assets	178	101
Compensation under recognition and retention plans	536	301
Loss on investments in affordable housing projects	936	383
ESOP shares committed to be released	186	121
Net change in:
Cash surrender value of bank-owned life insurance	(551)	(590)
Other assets	11,627	(8,683)
Accrued expenses and other liabilities	(13,559)	(4,365)
Net cash provided from operating activities	29,190	21,634

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	157,225
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	69,826	116,908
Purchases of investment securities available-for-sale	(82,283)	(130,230)
Proceeds from redemption of restricted equity securities	2,108	—
Purchases of restricted equity securities	(74)	(7,990)
Purchases of investment securities held-to-maturity	—	(500)
Net increase in loans and leases	(38,673)	(163,023)
Acquisitions, net of cash and cash equivalents acquired	—	(89,258)
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	—	112,983
Purchase of premises and equipment	(9,072)	(12,881)
Sale of premises and equipment	102	32
Redemption of restricted-equity securities	—	2,003
Proceeds from sales of other real estate owned and repossessed assets	5,495	153
Net cash used for investing activities	(52,571)	(14,578)

(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows  (Continued)

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	79,161	180,081
Decrease in certificates of deposit	(38,717)	(43,862)
Proceeds from FHLBB advances	1,767,800	1,493,274
Repayment of FHLBB advances	(1,771,275)	(1,536,840)
Repayment of subordinated debt	(18,567)	—
Increase in other borrowed funds	—	22,519
Increase in mortgagors’ escrow accounts	519	429
Payment of dividends on common stock	(11,915)	(11,865)
Payment of dividends to owners of noncontrolling interest in subsidiary	(927)	—
Net cash provided from financing activities	6,079	103,736

Net increase (decrease) in cash and cash equivalents	(17,302)	110,792
Cash and cash equivalents at beginning of period	117,097	106,296
Cash and cash equivalents at end of period	$99,795	$217,088

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$17,884	$21,111
Income taxes	11,301	9,275
Non-cash investing activities:
Transfer from loans to other real estate owned	$5,650	$5
Acquisition of Bancorp Rhode Island, Inc.:
Assets acquired (excluding cash and cash equivalents)	$—	$1,571,817
Liabilities assumed	—	1,481,535

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

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

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 23 full-service banking offices in Brookline, Massachusetts, and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency and BRI Realty Corp., operates 18 full-service banking offices in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp., First Ipswich Insurance Agency and FNBI Realty, operates six full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

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

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

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

At and for the Six Months Ended June 30, 2013 and 2012

accumulated other comprehensive income and the effects on the line items of net income. See Note 7, “Comprehensive Income.”

(3)     Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$39,233	$103	$—	$39,336
GSE CMOs	259,795	66	6,149	253,712
GSE MBSs	165,292	1,692	3,440	163,544
Private-label CMOs	4,740	122	18	4,844
SBA commercial loan asset-backed securities	270	—	1	269
Auction-rate municipal obligations	1,900	—	104	1,796
Municipal obligations	1,063	30	—	1,093
Corporate debt obligations	10,387	247	—	10,634
Trust preferred securities and pools	2,656	313	340	2,629
Total debt securities	485,336	2,573	10,052	477,857
Marketable equity securities	1,254	66	—	1,320
Total investment securities available-for-sale	$486,590	$2,639	$10,052	$479,177

Investment securities held-to-maturity	$500	$—	$—	$500

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$69,504	$305	$—	$69,809
GSE CMOs	215,670	1,386	55	217,001
GSE MBSs	165,996	3,704	52	169,648
Private-label CMOs	6,719	147	—	6,866
SBA commercial loan asset-backed securities	383	—	2	381
Auction-rate municipal obligations	2,100	—	124	1,976
Municipal obligations	1,058	43	—	1,101
Corporate debt obligations	10,481	204	—	10,685
Trust preferred securities and pools	2,786	136	403	2,519
Total debt securities	474,697	5,925	636	479,986
Marketable equity securities	1,249	88	—	1,337
Total investment securities available-for-sale	$475,946	$6,013	$636	$481,323

Investment securities held-to-maturity	$500	$2	$—	$502

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Investment Securities as Collateral

At June 30, 2013 and December 31, 2012, respectively, $336.7 million and $309.7 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and Federal Home Loan Bank of Boston (“FHLBB”) borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at June 30, 2013 and December 31, 2012 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$251,491	$6,149	$—	$—	$251,491	$6,149
GSE MBS	110,656	3,434	361	6	111,017	3,440
Private-label CMOs	1,542	18	—	—	1,542	18
SBA commercial loan asset-backed securities	188	—	19	1	207	1
Auction-rate municipal obligations	—	—	1,796	104	1,796	104
Trust preferred securities:
Without OTTI loss	—	—	1,939	340	1,939	340
Total temporarily impaired securities	$363,877	$9,601	$4,115	$451	$367,992	$10,052

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$23,910	$55	$—	$—	$23,910	$55
GSE MBSs	19,186	47	235	5	19,421	52
Private-label CMOs	25	—	—	—	25	—
SBA commercial loan asset- backed securities	310	2	—	—	310	2
Auction-rate municipal obligations	—	—	1,976	124	1,976	124
Trust preferred securities and pools:
Without OTTI loss	—	—	1,931	403	1,931	403
Total temporarily impaired securities	$43,431	$104	$4,142	$532	$47,573	$636

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

At and for the Six Months Ended June 30, 2013 and 2012

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

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position at June 30, 2013, prior to the recovery of their amortized cost basis. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by of U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At June 30, 2013, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $13.9 million.

At June 30, 2013, the Company held GSE debentures with a total fair value of $39.3 million and a net unrealized gain of $0.1 million. At December 31, 2012, the Company held GSE debentures with a total fair value of $69.8 million and a net unrealized gain of $0.3 million.

At June 30, 2013, the Company held GSE mortgage-related securities with a total fair value of $417.3 million and a net unrealized loss of $7.8 million. This compares to a total fair value of $386.6 million and a net unrealized gain of $5.0 million at December 31, 2012. During the six months ended June 30, 2013, the Company purchased a total of $82.3 million in GSE CMOs and GSE MBSs to reinvest matured cash flow. This compares to $130.2 million during the same period in 2012.

Private-Label CMOs

At June 30, 2013, the Company held private-issuer CMO-related securities with a total fair value of $4.8 million and a net unrealized gain of $0.1 million. At December 31, 2012, the Company held private-issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at June 30, 2013 was $1.8 million, with a corresponding net unrealized loss of $0.1 million. This compares to $2.0 million with a corresponding net unrealized loss of $0.1 million at December 31, 2012. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

The Company owns municipal obligations with an estimated fair value of $1.1 million which approximated amortized cost at June 30, 2013. This compares to a total fair value of $1.1 million and a corresponding net unrealized gain of $43,000 at December 31, 2012. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned five corporate obligation securities with a total fair value of $10.6 million and total net unrealized gains of $0.2 million at June 30, 2013. This compares to eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of $0.2 million at December 31, 2012. All but one of the securities are investment grade. This non-investment-grade security is currently in an unrealized gain position.

Trust Preferred Securities and Trust Preferred Pools

Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as trust preferred pools (“PreTSLs”). When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At June 30, 2013, the Company owned three trust preferred securities and two PreTSL pools with a total fair value of $2.6 million and a total net unrealized loss of $27,000. This compares to three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.3 million at December 31, 2012. The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities.

The Company’s portfolio of trust preferred securities at June 30, 2013 includes two PreTSLs, one of which has been paid down significantly to be de minimis; the other which the Company has designated “PreTSL B.” The Company monitors this pool closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred security. The following tables summarize the pertinent information at June 30, 2013 that was considered in determining whether OTTI existed on this PreTSL.

	At June 30, 2013
	Class	Deferrals/ Defaults/ Losses to Date (1)	Estimated Total Remaining Projected Defaults (2)	Estimated Excess Subordination (3)	Lowest Credit Rating to Date (4)	Current Credit Rating (5)

PreTSL B	A-1	26%	16%	43%	CCC	B

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

(4)         Lower of S&P and Moody’s.

(5)         The Company reviewed credit ratings provided by S&P and Moody’s in 2013 in its evaluation of issuers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

	At June 30, 2013
			Gross		Total Cumulative OTTI
	Current Par	Amortized Cost (1)	Unrealized Gain/(Loss)	Fair Value	Credit- Related	Credit and Non-Credit
	(In Thousands)

PreTSL B	$823	$819	$(89)	$730	$—	$—

(1)         The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities.

In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company’s OTTI assessment for the three months ended June 30, 2013 was as follows:

PreTSL B has experienced $91.0 million in deferrals/defaults, or 26.3% of the security’s underlying collateral, to date. During the second quarter of 2013, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 15.5% over its remaining life, the security’s current amortized cost (99.5% of current par), $110.0 million in excess subordination (42.9% of outstanding performing collateral) and the Company’s intent and ability to hold the security until recovery, Management believes that no OTTI charges are warranted at this time.

At June 30, 2013 there is no OTTI recognized in other comprehensive income on these securities.

Portfolio Maturities

The maturities of the investments in debt securities are as follows at the dates indicated:

	At June 30, 2013			At December 31, 2012
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$32,069	$32,156	1.26%	$59,396	$59,736	1.20%
After 1 year through 5 years	27,915	28,509	2.24%	25,249	25,579	1.61%
After 5 years through 10 years	32,046	33,012	3.20%	50,283	52,557	3.29%
Over 10 years	393,306	384,180	1.91%	339,769	342,114	1.93%
	$485,336	$477,857	1.97%	$474,697	$479,986	1.97%

Investment securities held-to-maturity:
Within 1 year	$500	$500	1.99%	$—	$—	0.00%
After 1 year through 5 years	—	—	0.00%	500	502	1.99%
After 5 years through 10 years	—	—	0.00%	—	—	0.00%
Over 10 years	—	—	0.00%	—	—	0.00%
	$500	$500	1.99%	$500	$502	1.99%

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At June 30, 2013,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

there were no remaining callable GSE securities in the investment portfolio. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

Six Months Ended
June 30, 2012
(In Thousands)

Sales of debt securities	$157,225
Gross gains from sales	964
Gross losses from sales	167

There were no security sales during the six-month period ended June 30, 2013.

(4)    Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2013
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$964,151	4.39%	$384,900	4.56%	$1,349,051	4.44%
Multi-family mortgage	503,770	4.42%	91,169	4.67%	594,939	4.46%
Construction	101,240	4.08%	11,444	4.42%	112,684	4.12%
Total commercial real estate loans	1,569,161	4.38%	487,513	4.58%	2,056,674	4.43%
Commercial loans and leases:
Commercial	244,854	3.76%	131,653	4.61%	376,507	4.06%
Equipment financing	435,629	7.35%	41,095	6.74%	476,724	7.30%
Condominium association	41,859	4.80%	—	0.00%	41,859	4.80%
Total commercial loans and leases	722,342	5.99%	172,748	5.11%	895,090	5.82%
Indirect automobile loans	479,782	5.14%	—	0.00%	479,782	5.14%
Consumer loans:
Residential mortgage	375,028	3.71%	132,071	4.06%	507,099	3.81%
Home equity	112,486	3.41%	145,353	3.96%	257,839	3.72%
Other consumer	7,401	4.48%	1,130	13.83%	8,531	5.72%
Total consumer loans	494,915	3.66%	278,554	4.05%	773,469	3.80%
Total loans and leases	$3,266,200	4.74%	$938,815	4.51%	$4,205,015	4.68%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

	At December 31, 2012
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$871,552	4.62%	$429,681	4.69%	$1,301,233	4.64%
Multi-family mortgage	506,017	4.50%	100,516	4.99%	606,533	4.58%
Construction	80,913	4.20%	17,284	4.73%	98,197	4.29%
Total commercial real estate loans	1,458,482	4.56%	547,481	4.75%	2,005,963	4.61%
Commercial loans and leases:
Commercial	230,892	3.89%	151,385	4.72%	382,277	4.22%
Equipment financing	366,297	7.69%	54,694	6.91%	420,991	7.59%
Condominium association	44,187	5.02%	—	—	44,187	5.02%
Total commercial loans and leases	641,376	6.14%	206,079	5.30%	847,455	5.93%
Indirect automobile loans	542,344	5.31%	—	—	542,344	5.31%
Consumer loans:
Residential mortgage	368,095	3.87%	143,014	4.18%	511,109	3.93%
Home equity	99,683	3.45%	161,879	4.07%	261,562	3.83%
Other consumer	6,122	5.35%	1,157	12.97%	7,279	6.56%
Total consumer loans	473,900	3.78%	306,050	4.15%	779,950	3.92%
Total loans and leases	$3,116,102	4.89%	$1,059,610	4.67%	$4,175,712	4.83%

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 41.7% of which is in the greater New York/New Jersey metropolitan area and 58.3% of which is in other areas in the United States of America.

Residential mortgage loans held-for-sale were $4.2 million and $3.2 million at June 30, 2013 and December 31, 2012, respectively.

Accretable Yield for the Acquired Loan Portfolio

The following tables summarize activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Balance at beginning of period	$53,815	$73,921	$57,812	$(1,369)
Acquisitions	—	—	—	81,503
Reclassification from nonaccretable difference for loans with improved cash flows	3,180	—	5,376	—
Accretion	(4,813)	(5,265)	(11,006)	(11,478)
Balance at end of period	$52,182	$68,656	$52,182	$68,656

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Subsequent to acquisition, management periodically reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management then compares this reforecast to the original estimates to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the six months ended June 30, 2013, accretable yield adjustments totaling $5.4 million were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools. No accretable yield adjustments were made in the acquired loan portfolio during the six months ended June 30, 2012.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $9.2 and $14.6 million at June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at June 30, 2013.

	Six Months Ended June 30,
	2013	2012
	(In Thousands)

Balance at beginning of period	$4,083	$16,428
Acquired loans	—	2,848
New loans granted during the period	100	131
Advances on lines of credit	91	4
Repayments	(349)	(13,917)
Loans no longer classified as insider loans	545	—
Balance at end of period	$4,470	$5,494

Unfunded commitments on extensions of credit to insiders totaled $7.1 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively.

Recourse Obligations

As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million relating to the lease portfolio of BankRI’s subsidiary Macrolease. Historically, delinquency rates for this lease portfolio have been significantly less than 8.0%; the rate at June 30, 2013 was 0.26%. At June 30, 2013, a liability for the recourse obligation was included in the Company’s unaudited consolidated financial statements.

Loans and Leases Pledged as Collateral

At June 30, 2013 and December 31, 2012, respectively, $1.3 billion and $1.5 billion of loans and leases were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLBB borrowings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Loans Serviced for Others

Loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The portion of unpaid principal balance of mortgage and other loans serviced for others were $110.9 million and $164.5 million at June 30, 2013 and December 31, 2012, respectively.

(5)         Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532
Charge-offs	(81)	(477)	(318)	(154)	—	(1,030)
Recoveries	—	182	149	60	—	391
Provision (credit) for loan and lease losses	1,512	434	(136)	497	81	2,388
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

	Three Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at March 31, 2012	$16,836	$7,078	$5,656	$1,825	$3,033	$34,428
Charge-offs	—	(3,416)	(344)	(210)	—	(3,970)
Recoveries	40	124	119	12	—	295
Provision (credit) for loan and lease losses	1,062	5,176	249	486	(295)	6,678
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

	Six Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(81)	(724)	(680)	(206)	—	(1,691)
Recoveries	4	264	279	86	—	633
Provision (credit) for loan and lease losses	2,078	1,596	(208)	574	147	4,187
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(3,757)	(783)	(218)	—	(4,758)
Recoveries	80	202	266	13	—	561
Provision (credit) for loan and lease losses	2,381	6,520	593	741	(310)	9,925
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

The liability for unfunded credit commitments, which is included in other liabilities, was $0.9 million and $0.7 million at June 30, 2013 and December 31, 2012, respectively. During the six-month period ended June 30, 2013, the liability for unfunded credit commitments increased by $0.2 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2013 or 2012.

Provision for Credit Losses

The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Provisions for loan and lease losses:
Commercial real estate	$1,512	$1,062	$2,078	$2,381
Commercial	434	5,176	1,596	6,520
Indirect automobile	(136)	249	(208)	593
Consumer	497	486	574	741
Unallocated	81	(295)	147	(310)
Total provision for loan and lease losses	2,388	6,678	4,187	9,925
Unfunded credit commitments	51	—	107	—
Total provision for credit losses	$2,439	$6,678	$4,294	$9,925

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

At and for the Six Months Ended June 30, 2013 and 2012

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

General Allowance

The general allowance for loan and lease losses was $39.8 million at June 30, 2013, compared to $36.8 million at December 31, 2012. The general portion of the allowance for loan and lease losses increased by $3.0 million during the six months ended June 30, 2013, in part as a result of growth in commercial real estate and equipment financing portfolios.

Specific Allowance

The specific allowance for loan and lease losses was $1.1 million at June 30, 2013, compared to $1.7 million at December 31, 2012. The specific allowance decreased by $0.6 million during the six months ended June 30, 2013, largely as a result of a large commercial real estate loan payoff, offset by specific reserves on the equipment financing portfolio.

Unallocated Allowance

The unallocated allowance for loan and lease losses was $3.4 million at June 30, 2013, compared to $2.6 million at December 31, 2012. The unallocated portion of the allowance for loan and lease losses increased by $0.8 million during the six months ended June 30, 2013, largely as a result of a change in the mix of the loan portfolio and organic loan growth.

Credit Quality Assessment

At the time of loan origination, a rating is assigned based on the financial strength of the borrower and the value of assets pledged as collateral. The Company continually monitors the asset quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring.

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

At and for the Six Months Ended June 30, 2013 and 2012

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

5 Rating — Other Asset Especially Mentioned (“OAEM”)

Borrowers exhibit potential credit weaknesses or downward trends deserving management’s attention. If not checked or corrected, these trends will weaken the Company’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Credit Quality Information

The following tables present the recorded investment in total loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at June 30, 2013 by credit quality indicator.

	At June 30, 2013
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$955,570	$503,226	$101,240	$241,947	$429,584	$41,855	$7,401
OAEM	7,652	—	—	1,058	1,741	—	—
Substandard	929	544	—	135	4,076	4	—
Doubtful	—	—	—	1,714	228	—	—
	$964,151	$503,770	$101,240	$244,854	$435,629	$41,859	$7,401

Acquired:
Loan rating:
Pass	$365,597	$87,541	$10,695	$120,827	$40,209	$—	$1,110
OAEM	5,138	2,048	655	3,241	224	—	—
Substandard	13,423	1,580	94	7,395	662	—	20
Doubtful	742	—	—	190	—	—	—
	$384,900	$91,169	$11,444	$131,653	$41,095	$—	$1,130

Indirect
Automobile
(In Thousands)
Originated:
Credit score:
Over 700	$398,562
661-700	63,713
660 and below	15,591
Data not available	1,916
$479,782

	Residential	Home
	Mortgage	Equity
	(In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$95,326	$67,567
50% - 69%	142,177	24,946
70% - 79%	117,090	15,015
80% and over	19,949	3,977
Data not available	486	981
Total	$375,028	$112,486

Acquired:
Loan-to-value ratio:
Less than 50%	$24,128	$94,572
50% - 69%	43,662	26,173
70% - 79%	36,682	15,948
80% and over	21,790	2,648
Data not available	5,809	6,012
Total	$132,071	$145,353

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

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

Indirect
Automobile
(In Thousands)
Originated:
Credit score:
Over 700	$454,056
661-700	69,319
660 and below	16,934
Data not available	2,035
$542,344

	Residential	Home
	Mortgage	Equity
	(In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$86,659	$50,398
50% - 69%	142,172	25,284
70% - 79%	111,234	16,523
80% and over	27,858	6,042
Data not available	172	1,436
Total	$368,095	$99,683

Acquired:
Loan-to-value ratio:
Less than 50%	$23,398	$28,401
50% - 69%	42,214	39,385
70% - 79%	42,748	33,044
80% and over	31,614	34,267
Data not available	3,040	26,782
Total	$143,014	$161,879

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at June 30, 2013 and December 31, 2012.

	At June 30, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate mortgage	$886	$929	$—	$1,815	$962,336	$964,151	$—	$496
Multi-family mortgage	1,270	—	—	1,270	502,500	503,770	—	1,459
Construction	—	—	—	—	101,240	101,240	—	—
Commercial	1,047	22	865	1,934	242,920	244,854	—	1,749
Equipment financing	3,018	659	1,807	5,484	430,145	435,629	15	3,942
Condominium association	—	—	—	—	41,859	41,859	—	4
Indirect automobile	5,427	719	165	6,311	473,471	479,782	9	156
Residential mortgage	424	564	510	1,498	373,530	375,028	—	1,693
Home equity	200	—	—	200	112,286	112,486	—	75
Other consumer	5	—	—	5	7,396	7,401	—	1
	$12,277	$2,893	$3,347	$18,517	$3,247,683	$3,266,200	$24	$9,575

	At June 30, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate mortgage	$1,288	$914	$4,647	$6,849	$378,051	$384,900	$3,860	$2,186
Multi-family mortgage	295	—	398	693	90,476	91,169	398	134
Construction	—	—	—	—	11,444	11,444	—	—
Commercial	496	423	2,397	3,316	128,337	131,653	1,728	2,931
Equipment financing	58	72	106	236	40,859	41,095	90	72
Residential mortgage	760	192	4,044	4,996	127,075	132,071	3,267	1,093
Home equity	1,244	545	884	2,673	142,680	145,353	273	1,482
Other consumer	7	20	—	27	1,103	1,130	—	20
	$4,148	$2,166	$12,476	$18,790	$920,025	$938,815	$9,616	$7,918

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

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

Commercial Real Estate Loans — At June 30, 2013, loans outstanding in the three classes within this category expressed as a percentage of total loans and leases outstanding (including deferred loan origination costs) were as follows: commercial real estate mortgage loans — 32.1%; multi-family mortgage loans — 14.1%; and construction loans — 2.7%.

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

At and for the Six Months Ended June 30, 2013 and 2012

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

Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of originated loans, the decrease in originated loans delinquent over 30 days from $8.6 million at December 31, 2012 to $3.1 million at June 30, 2013 and the increase in originated criticized loans from $8.8 million at December 31, 2012 to $9.1 million at June 30, 2013. The Company also takes into consideration the impact that the economy, and in particular the housing market, has on the rents and values associated with its apartment and multi-family mortgage loans. The increase in renters versus homeowners has increased multi-family rents. This trend, coupled with historically low capitalization rates, has increased apartment and multi-family property valuations, which, in turn, has increased the number of multi-family properties under development. These increases in multi-family rents and valuations could drop if the demand for rentable housing declines or interest rates rise. For further discussion of criticized loans, see “Credit Quality Assessment” section above.

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

Commercial Loans and Leases — At June 30, 2013, loans and leases outstanding in the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs), were as follows: commercial loans and leases — 9.0%; equipment financing loans — 11.3%; and loans to condominium associations — 1.0%.

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

The Company’s equipment financing loans and leases are concentrated in the financing of coin-operated laundry, dry cleaning, fitness and convenience store equipment, and, most recently, tow trucks. A significant share (40.5%) of the Company’s equipment financing business is conducted in the states of New York and New Jersey, with the balance in other locations throughout the United States. The loans and leases are considered to be of higher risk because the borrowers are typically small-business owners who operate with limited financial resources and are more likely to experience difficulties in meeting their debt obligations when the economy is weak or unforeseen adverse events arise.

The factors taken into consideration in establishing the allowance for loan and lease losses for all commercial loan and lease categories included the rate of growth of originated loans and leases outstanding, the entrée into tow-truck lending, the increase in originated loans and leases delinquent over 30 days from $5.8 million

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

at December 31, 2012 to $7.4 million at June 30, 2013, and the decrease in total criticized originated loans and leases from $10.9 million at December 31, 2012 to $9.0 million at June 30, 2013.

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

Indirect Automobile Loans — At June 30, 2013, indirect automobile loans represented 11.4% of the Company’s total loan and lease portfolio (including deferred loan origination costs). Determination of the allowance for loan and lease losses for this portfolio is based primarily on borrowers’ credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in “Credit Quality Information” above is based on borrower credit scores at the time of loan origination. Due to the weakened economy, it is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the portfolio. The percentage of loans made to borrowers with credit scores of 660 and below was 3.3% and 3.1% at June 30, 2013 and December 31, 2012, respectively.

Consumer Loans — At June 30, 2013, loans outstanding within the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs) were as follows: residential mortgage loans — 12.1%; home equity loans — 6.1%; and other consumer loans — 0.2%.

Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at June 30, 2013 and December 31, 2012 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at June 30, 2013 and December 31, 2012 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan-to-value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

commitment, and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at June 30, 2013. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

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

	At June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$1,970	$1,969	$—	$1,939	$30	$2,695	$30
Commercial	3,868	3,846	—	3,139	29	4,030	60
Consumer	1,315	1,311	—	1,323	18	1,328	18
	7,153	7,126	—	6,401	77	8,053	108
With an allowance recorded:
Commercial real estate	1,448	1,447	175	1,256	10	1,469	17
Commercial	1,755	1,749	561	1,682	6	1,686	7
Consumer	3,274	3,263	418	2,681	35	3,475	39
	6,477	6,459	1,154	5,619	51	6,630	63
Total	$13,630	$13,585	$1,154	$12,020	$128	$14,683	$171

	At June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$7,698	$7,786	$—	$3,217	$88	$11,291	$99
Commercial	3,858	4,079	—	1,548	26	4,369	66
Consumer	537	587	—	317	8	1,489	8
	12,093	12,452	—	5,082	122	17,149	173
With an allowance recorded:
Commercial real estate	3,642	4,171	123	3,679	—	3,700	—
Commercial	584	618	144	—	—	631	—
Consumer	—	—	—	—	—	—	—
	4,226	4,789	267	3,679	—	4,331	—
Total	$16,319	$17,241	$267	$8,761	$122	$21,480	$173

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

	At December 31, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,051	$2,051	$—	$2,954	$71	$3,613	$148
Commercial	3,032	3,059	—	4,130	47	4,638	90
Consumer	1,191	1,187	—	2,702	24	2,957	52
	6,274	6,297	—	9,786	142	11,208	290
With an allowance recorded:
Commercial real estate	2,517	2,516	241	213	28	353	39
Commercial	3,422	3,559	703	1,916	66	1,852	108
Consumer	3,648	3,636	596	2,288	32	2,303	61
	9,587	9,711	1,540	4,417	126	4,508	208
Total	$15,861	$16,008	$1,540	$14,203	$268	$15,716	$498

	At December 31, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$17,918	$19,129	$—	$5,738	$—	$3,647	$—
Commercial	7,329	7,782	—	1,481	—	658	2
Consumer	3,266	3,379	—	1,430	—	788	1
	28,513	30,290	—	8,649	—	5,093	3
With an allowance recorded:
Commercial real estate	673	684	75	1,384	—	692	—
Commercial	113	121	75	—	—	—	—
Consumer	—	—	—	—	—	—	—
	786	805	150	1,384	—	692	—
Total	$29,299	$31,095	$150	$10,033	$—	$5,785	$3

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2013
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$3,418	$175	$1,565,743	$21,769	$487,513	$75	$2,056,674	$22,019
Commercial	5,623	561	716,719	11,121	172,748	109	895,090	11,791
Indirect automobile	—	—	479,782	4,695	—	—	479,782	4,695
Consumer	4,589	418	490,326	2,156	278,554	425	773,469	2,999
Unallocated	—	—	—	2,766	—	11	—	2,777
Total	$13,630	$1,154	$3,252,570	$42,507	$938,815	$620	$4,205,015	$44,281

	At December 31, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$4,568	$241	$1,453,913	$19,702	$547,482	$75	$2,005,963	$20,018
Commercial	6,454	703	634,922	9,877	206,079	75	847,455	10,655
Indirect automobile	—	—	542,344	5,304	—	—	542,344	5,304
Consumer	4,839	596	469,061	1,949	306,050	—	779,950	2,545
Unallocated	—	—	—	2,630	—	—	—	2,630
Total	$15,861	$1,540	$3,100,240	$39,462	$1,059,611	$150	$4,175,712	$41,152

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Troubled Debt Restructured Loans and Leases

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	Three Months Ended June 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	—	$—	$—	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	2	1,714
Equipment financing	2	488	498	12	372	—	1	303
Residential mortgage	—	—	—	—	—	—	1	373
Total	2	$488	$498	$12	$372	$—	4	$2,390

Three Months Ended June 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	—	$—	$—	$—	$—	$—	—	$—
Commercial	1	424	421	—	421	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	1	$424	$421	$—	$421	$—	—	$—

	Three Months Ended June 30, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	—	$—	$—	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	1	280	280	7	280	—	—	—
Residential mortgage	2	770	770	152	770	—	—	—
Total	3	$1,050	$1,050	$159	$1,050	$—	—	$—

For the three months ended June 30, 2012, there were no troubled debt restructurings in the Company’s acquired portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$—	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	8	1,125	1,129	42	372	—	—	—
Residential mortgage	1	415	372	—	—	—	—	—
Total	10	$2,579	$1,501	$42	$372	$—	—	$—

Six Months Ended June 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	—	$—	$—	$—	$—	$—	—	$—
Commercial	1	424	421	—	421	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	1	$424	$421	$—	$421	$—	—	$—

	Six Months Ended June 30, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$355	$348	$33	$33	$—	—	$—
Commercial	1	97	94	2	2	—	—	—
Equipment financing	5	1,181	1,113	57	57	—	—	—
Residential mortgage	4	1,302	1,302	174	174	—	—	—
Total	11	$2,935	$2,857	$266	$266	$—	—	$—

Six Months Ended June 30, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$3,262	$3,262	$16	$3,262	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	1	$3,262	$3,262	$16	$3,262	$—	—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Loans with one modification:
Extended maturity	$—	$—	$—	$343
Adjusted principal	—	770	372	4,564
Adjusted interest rate	793	—	793	348
Combination maturity, principal, interest rate	126	280	757	864
Total loans with one modification	$919	$1,050	$1,922	$6,119

Loans with more than one modification:
Extended maturity	$—	$—	$—	$25
Adjusted principal	—	295	—	3,897
Total loans with more than one modification	$—	$295	$—	$3,922

The financial impact of the modification of performing or nonperforming loans and leases for the three months ended June 30, 2013 and 2012 was $0.3 million and zero, respectively. The financial impact of the modification of performing or nonperforming loans and leases for the six months ended June 30, 2013 and 2012 was also $0.3 million and zero, respectively.

As of June 30, 2013 and 2012, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)               Goodwill and Other Intangible Assets

The following table sets forth the composition of goodwill and other intangible assets at the dates indicated:

	At June 30, 2013	At December 31, 2012
	(In Thousands)

Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	17,770	19,773
Trade name	1,210	1,333
Trust relationship	188	404
Total other intangible assets	19,168	21,510
Total goodwill and other intangible assets	$157,058	$159,400

The estimated aggregate future amortization expense for intangible assets remaining at June 30, 2013 is as follows:

Remainder of 2013	$2,653
2014	3,339
2015	3,062
2016	2,626
2017	2,004
Thereafter	5,484
$19,168

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

(7)               Comprehensive Income

Comprehensive income represents the sum of net income (loss) and other comprehensive income (loss). For the three months and six months ended June 30, 2013 and June 30, 2012, the Company’s other comprehensive income include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at March 31, 2013	$2,108	$125	$2,233
Other comprehensive (loss) income	(6,680)	6	(6,674)
Balance at June 30, 2013	$(4,572)	$131	$(4,441)

	Three Months Ended June 30, 2012
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at March 31, 2012	$2,329	$128	$2,457
Other comprehensive loss	(485)	(3)	(488)
Balance at June 30, 2012	$1,844	$125	$1,969

	Six Months Ended June 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(7,930)	6	(7,924)
Balance at June 30, 2013	$(4,572)	$131	$(4,441)

	Six Months Ended June 30, 2012
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at December 31, 2011	$1,834	$129	$1,963
Other comprehensive income (loss)	10	(4)	6
Balance at June 30, 2012	$1,844	$125	$1,969

The Company did not reclassify any amounts out of accumulated other comprehensive (loss)  income for the three months or six months ended June 30, 2013 or for the three months or  six months ended June 30, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

(8)               Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2013 or December 31, 2012.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2013, the Company had eight interest-rate swaps with an aggregate notional amount of $23.0 million related to this program, compared to ten interest-rate swaps with an aggregate notional amount of $33.2 million at December 31, 2012.

The table below presents the fair value and classification of the Company’s derivative financial instruments on the unaudited consolidated balance sheets at June 30, 2013, and the effect of the Company’s derivative financial instruments on the unaudited consolidated income statements for the three months and six months ended June 30, 2013. Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. Gains recognized on derivatives are included in fees, charges and other income on the unaudited consolidated income statements.

			Three Months Ended	Six Months Ended
	At June 30, 2013		June 30, 2013	June 30, 2013
			Gain (Loss)	Gain (Loss)
			Recognized	Recognized
	Asset	Liability	in Income	in Income
	Derivatives	Derivatives	on Derivatives (1)	on Derivatives (1)
(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$948	$987	$(22)	$(25)

(1)         The amount of gain (loss) recognized in income on derivatives represents changes related to the fair value of the interest rate products.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The estimated net credit risk exposure for derivative financial instruments was $39,000 and $64,000 at June 30, 2013 and December 31, 2012, respectively.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $0.4 million and $0.5 million in the normal course of business at June 30, 2013 and December 31, 2012, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

The tables below presents the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2013
	Gross
	Amounts of	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Recognized	Offset in the	Assets Presented in	Statement of Financial Position
	Assets /	Statement of	the Statement of	Financial	Cash Collateral
	Liabilities	Financial Position	Financial Position	Instruments	Received / Posted	Net Amount
	(In Thousands)

Asset Derivatives	$948	$—	$948	$—	$—	$948

Liability Derivatives	$987	$—	$987	$—	$428	$1,415

	At December 31, 2012
	Gross
	Amounts of	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Recognized	Offset in the	Assets Presented in	Statement of Financial Position
	Assets /	Statement of	the Statement of	Financial	Cash Collateral
	Liabilities	Financial Position	Financial Position	Instruments	Received / Posted	Net Amount
	(In Thousands)

Asset Derivatives	$1,317	$—	$1,317	$—	$—	$1,317

Liability Derivatives	$1,380	$—	$1,380	$—	$548	$1,928

(9)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	June 30, 2013		June 30, 2012
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$9,490	$9,490	$7,529	$7,529

Denominator:
Weighted average shares outstanding	69,774,703	69,774,703	69,677,656	69,677,656
Effect of dilutive securities	—	58,838	—	38,234
Adjusted weighted average shares outstanding	69,774,703	69,833,541	69,677,656	69,715,890

EPS	$0.14	$0.14	$0.11	$0.11

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30, 2013		June 30, 2012
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$18,304	$18,304	$13,878	$13,878

Denominator:
Weighted average shares outstanding	69,768,777	69,768,777	69,671,130	69,671,130
Effect of dilutive securities	—	54,838	—	35,564
Adjusted weighted average shares outstanding	69,768,777	69,823,615	69,671,130	69,706,694

EPS	$0.26	$0.26	$0.20	$0.20

(10)        Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2013.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$39,336	$—	$39,336
GSE CMOs	—	253,712	—	253,712
GSE MBSs	—	163,544	—	163,544
Private-label CMOs	—	4,844	—	4,844
SBA commercial loan asset-backed securities	—	269	—	269
Auction-rate municipal obligations	—	—	1,796	1,796
Municipal obligations	—	1,093	—	1,093
Corporate debt obligations	—	10,634	—	10,634
Trust preferred securities and pools	—	1,590	1,039	2,629
Marketable equity securities	1,320	—	—	1,320
Total securities available-for-sale	$1,320	$475,022	$2,835	$479,177

Interest-rate swaps	$—	$948	$—	$948

Liabilities:
Interest-rate swaps	$—	$987	$—	$987

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at June 30, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)

Auction-rate municipals	$1,796	Discounted cash flow	Discount rate	0-5%	4.5%

Trust preferred pools	$1,039	Discounted cash flow	Cumulative default	0-100%	11.3%
			Cure given deferral/ default	0-15%
			Discount rate	5-30%

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)

Investment securities available-for-sale, beginning of period	$2,852	$3,436	$2,917	$3,208
Acquired, BankRI	—	—	—	184
Principal paydowns and other	(207)	(380)	(330)	(384)
Total unrealized gains included in other comprehensive income	190	262	248	310
Investment securities available-for-sale, end of period	$2,835	$3,318	$2,835	$3,318

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months and six months ended June 30, 2013 or June 30, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$882	$882
Other real estate owned	—	—	791	791
Repossessed vehicles and equipment	—	491	—	491
	$—	$491	$1,673	$2,164

	Carrying Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$36,749	$—	$36,749
Other real estate owned	—	903	—	903
Repossessed vehicles and equipment	—	588	—	588
	$—	$38,240	$—	$38,240

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

At and for the Six Months Ended June 30, 2013 and 2012

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

			Fair Value Measurements
	Carrying	Estimated	Level 1	Level 2	Level 3
	Value	Fair Value	Inputs	Inputs	Inputs
	(In Thousands)
At June 30, 2013
Financial assets:
Securities held-to-maturity	$500	$500	$—	$—	$500
Loans and leases, net	4,160,734	4,127,795	—	—	4,127,795
Loans held-for-sale	4,221	4,221	—	4,221	—
Financial liabilities:
Certificates of deposit	972,502	977,643	—	977,643	—
Borrowed funds	830,066	838,721	—	838,721	—

At December 31, 2012
Financial assets:
Securities held-to-maturity	$500	$502	$—	$—	$502
Loans and leases, net	4,134,560	4,193,678	—	—	4,193,678
Loans held-for-sale	3,233	3,233	—	—	3,233
Financial liabilities:
Certificates of deposit	1,010,941	1,019,916	—	1,019,916	—
Borrowed funds	853,969	872,046	—	872,046	—

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

Loans Held for Sale

Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, observable inputs, including pricing on recent closed market transactions for loans with similar characteristics, are used as secondary market data, and such loans are classified as Level 2 measurements. When not available, loans are classified as Level 3 measurements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

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

(11)   Income Taxes

The Company recorded income tax expense of $5.4 million for the three months ended June 30, 2013, compared to $4.4 million for the three months ended June 30, 2012, representing total effective tax rates of 35.3% and 36.1%, respectively. On a year-to-date basis, the Company recorded income tax expense of $10.5 million for the first six months of 2013, compared to $9.3 million for the first six months of 2012, representing total effective tax rates of 35.5% and 39.2%, respectively.

The decrease in the effective state and federal tax rate for the three months and six months ended June 30, 2013 is primarily due to the non-deductibility of $1.4 million of the $5.4 million in professional fees incurred related to the BankRI acquisition in 2012.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2013 and 2012

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2013	At December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$58,665	$85,726
Commercial	76,949	67,857
Residential mortgage	6,174	8,726
Unadvanced portion of loans and leases	519,808	421,143
Unused lines of credit:
Home equity	187,754	165,936
Other consumer	5,804	4,017
Other commercial	972	965
Unused letters of credit:
Financial standby letters of credit	19,730	19,887
Performance standby letters of credit	2,916	2,916
Commercial and similar letters of credit	158	112
Back-to-back interest-rate swaps	23,021	33,221

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

The liability for unfunded credit commitments, included in other liabilities, was $0.9 million at June 30, 2013 and $0.7 million at December 31, 2012.

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

At and for the Six Months Ended June 30, 2013 and 2012

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)

Remainder of 2013	$2,276
2014	3,977
2015	3,614
2016	3,391
2017	2,973
Thereafter	8,153
Total	$24,384

The leases contain escalator clauses for real estate taxes and other expenditures. Total rental expense was $2.6 million during the six months ended June 30, 2013, compared to $2.1 million during the six months ended June 30, 2012.

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

As a commercially-focused financial institution with 47 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. Specialty lending activities include indirect automobile loans as well as equipment financing in the New York/New Jersey metropolitan area and elsewhere.

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

Non-GAAP Financial Measures and Reconciliations to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases, the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.

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

Selected Financial Data

	At and for the Three Months Ended					At and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2013	2013	2012	2012	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$5,150,480	$5,110,378	$5,147,534	$5,061,444	$4,972,381	$5,150,480	$4,972,381
Total loans and leases	4,205,015	4,173,985	4,175,712	4,144,012	4,012,544	4,205,015	4,012,544
Allowance for loan and lease losses	44,281	42,532	41,152	38,913	37,431	44,281	37,431
Net loans and leases	4,160,734	4,131,453	4,134,560	4,105,099	3,975,113	4,160,734	3,975,113
Investment securities available-for-sale	479,177	486,625	481,323	466,822	384,533	479,177	384,533
Investment securities held-to-maturity	500	500	500	500	500	500	500
Goodwill and identified intangible assets	157,058	158,235	159,400	161,197	162,468	157,058	162,468
Total deposits	3,656,981	3,626,033	3,616,259	3,568,016	3,521,206	3,656,981	3,521,206
Core deposits (1)	2,684,479	2,630,826	2,605,318	2,525,487	2,471,744	2,684,479	2,471,744
Certificates of deposit	972,502	995,207	1,010,941	1,042,529	1,049,462	972,502	1,049,462
Total borrowed funds	830,066	820,447	853,969	828,256	794,101	830,066	794,101
Stockholders’ equity	611,284	614,039	612,097	605,962	598,865	611,284	598,865
Tangible stockholders’ equity (non-GAAP) (2)	454,226	455,804	452,697	444,765	436,397	454,226	436,397
Nonperforming loans and leases (3)	17,493	21,693	22,246	21,289	21,066	17,493	21,066
Nonperforming assets (4)	18,986	22,941	23,737	23,675	23,831	18,986	23,831

EARNINGS DATA
Interest and dividend income	$52,900	$51,612	$52,976	$55,394	$51,839	$104,511	$104,830
Interest expense	7,537	7,943	8,412	8,983	9,080	15,481	18,438
Net interest income	45,363	43,669	44,564	46,411	42,759	89,030	86,392
Provision for credit losses	2,439	1,855	3,101	2,862	6,678	4,294	9,925
Provision for income taxes	5,382	5,129	6,868	5,176	4,398	10,511	9,296
Non-interest income	3,138	3,327	6,504	3,785	4,721	6,466	8,315
Non-interest expense	30,815	30,772	28,869	30,436	28,621	61,585	61,069
Net income	9,490	8,813	11,863	11,401	7,529	18,304	13,878
Operating earnings	9,490	8,813	11,863	11,401	7,529	18,304	17,850

PER COMMON SHARE DATA
Net income — Basic	$0.14	$0.13	$0.17	$0.16	$0.11	$0.26	$0.20
Net income — Diluted	0.14	0.13	0.17	0.16	0.11	0.26	0.20
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085	0.17	0.17
Book value per share (end of period)	8.73	8.77	8.74	8.65	8.59	8.73	8.59
Tangible book value per share (end of period) (non-GAAP) (5)	6.48	6.51	6.46	6.35	6.26	6.48	6.26
Stock price (end of period)	8.68	9.14	8.50	8.82	8.85	8.68	8.85

PERFORMANCE RATIOS
Net interest margin	3.78%	3.70%	3.79%	4.00%	3.81%	3.74%	3.85%
Return on average assets (annualized)	0.74%	0.70%	0.93%	0.90%	0.61%	0.72%	0.57%
Operating return on average assets (non-GAAP) (annualized) (6)	0.74%	0.70%	0.93%	0.90%	0.61%	0.72%	0.73%
Efficiency ratio (non-GAAP) (7)	63.53%	65.48%	56.53%	60.63%	60.28%	64.49%	64.48%
Operating efficiency ratio (non-GAAP) (8)	63.53%	65.48%	56.53%	60.63%	60.28%	64.49%	58.78%
Return on average tangible assets (non-GAAP)	0.76%	0.72%	0.96%	0.93%	0.64%	0.74%	0.59%
Return on average stockholders’ equity (annualized)	6.16%	5.72%	7.76%	7.53%	5.04%	5.93%	4.64%
Operating return on average stockholders’ equity (non-GAAP) (annualized)	6.16%	5.72%	7.76%	7.53%	5.04%	5.93%	5.97%
Return on average tangible stockholder’s equity (annualized)	8.28%	7.70%	10.53%	10.27%	6.95%	7.98%	6.41%
Operating return on average tangible stockholders’ equity (non-GAAP) (9)	8.28%	7.70%	10.53%	10.27%	6.95%	7.98%	8.25%
Dividend payout ratio (10)	62.78%	67.60%	50.22%	52.24%	79.08%	65.10%	85.50%

(Continued)

	At and for the Three Months Ended					At and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2013	2013	2012	2012	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)
GROWTH RATIOS
Total loan and lease growth (annualized) (11)	2.97%	-0.17%	3.06%	13.11%	8.06%	1.40%	94.95%
Organic loan and lease growth (annualized) (12)	2.97%	-0.17%	3.06%	13.11%	8.06%	1.40%	11.46%
Total deposit growth (annualized) (11)	3.41%	1.08%	5.41%	5.32%	7.15%	2.25%	152.98%
Organic deposit growth (annualized) (12)	3.41%	1.08%	5.41%	5.32%	7.15%	2.25%	12.03%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.06%	0.04%	0.08%	0.15%	0.37%	-1.99%	-1.55%
Nonperforming loans and leases as a percentage of total loans and leases (13)	0.42%	0.52%	0.53%	0.51%	0.52%	0.42%	0.52%
Nonperforming assets as a percentage of total assets (13)	0.37%	0.45%	0.46%	0.47%	0.48%	0.37%	0.48%
Total allowance for loan and lease losses as a percentage of total loans and leases (13)	1.05%	1.02%	0.98%	0.94%	0.93%	1.05%	0.93%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (non-GAAP) (14)	1.34%	1.34%	1.33%	1.31%	1.33%	1.34%	1.33%

CAPITAL RATIOS
Stockholders’ equity to total assets	11.87%	12.02%	11.89%	11.97%	12.04%	11.87%	12.04%
Tangible equity ratio (non-GAAP) (15)	9.10%	9.20%	9.08%	9.08%	9.07%	9.10%	9.07%
Tier 1 leverage capital ratio	9.47%	9.49%	9.44%	9.03%	9.16%	9.47%	9.16%
Tier 1 risk-based capital ratio	11.23%	11.21%	10.85%	10.42%	10.60%	11.23%	10.60%
Total risk-based capital ratio	12.31%	12.26%	11.83%	11.64%	11.82%	12.31%	11.82%

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

(8)              The operating efficiency ratio is calculated by dividing non-interest expense less acquisition-related expenses for the period by the sum of net interest income and non-interest income for the period.

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

Executive Overview

Growth

Total assets increased slightly from $5.1 billion at December 31, 2012 to $5.2 billion at June 30, 2013. The loan and lease portfolio increased $29.3 million, or 0.7%, from December 31, 2012 to $4.2 billion at June 30, 2013. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which total $3.0 billion, or 70.2% of total loans and leases at June 30, 2013, increased 6.9% on an annualized basis during the first half of 2013. Loan growth in the Company’s commercial loan portfolios was offset by a $62.6 million decrease in the indirect automobile portfolio during the first half of the year, due to fewer loan originations in the auto lending market.

The ratio of the allowance for loan and lease losses to total loans and leases was 1.05% at June 30, 2013, compared to 0.98% at December 31, 2012. The allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loans and leases, including deferred loan origination costs, was 1.34% at June 30, 2013 as compared with 1.33% at December 31, 2012. The Company continued to employ its historical underwriting methodology throughout the six-month period ended June 30, 2013 and continued to calculate its allowance for loan and lease losses on a historically consistent basis.

Nonperforming assets at June 30, 2013 totaled $19.0 million or 0.37% of total assets, as compared with $23.7 million, or 0.46% of total assets, at December 31, 2012. Net charge-offs for the three months ended June 30, 2013 were $0.6 million, or 0.06% of average loans and leases, compared to 0.08% for the three months ended December 31, 2012 and 0.37% for the three months ended June 30, 2012.

Deposits were up slightly from December 31, 2012. The Company’s core deposits increased as a percentage of total deposits from 72.0% at December 31, 2012 to 73.4% at June 30, 2013.

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.47% at June 30, 2013, compared to 9.44% at December 31, 2012. The Company’s tangible equity ratio was 9.10% at June 30, 2013, compared to 9.08% at December 31, 2012.

Net Income

For the three months ended June 30, 2013, the Company reported net income of $9.5 million, or $0.14 per diluted share, up 26.0% from the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company reported net income of $18.3 million, or $0.26 per diluted share, up 31.9% from the six months ended June 30, 2012. The annualized return on average assets was 0.74% and 0.72% for the three months and six months ended June 30, 2013, respectively, compared to 0.61% and 0.57% for the three months and six months ended June 30, 2012, respectively. The annualized return on average stockholders’ equity was 6.16% and 5.93% for the three months and six months ended June 30, 2013, compared to 5.04% and 4.64% for the three months and six months ended June 30, 2012, respectively.

Net earnings from operations, which exclude acquisition-related expenses, were $9.5 million, or $0.14 per diluted share for the three months ended June 30, 2013. This compared to $7.5 million, or $0.11 per diluted share for the three months ended June 30, 2012. Net earnings from operations were $18.3 million, or $0.26 per diluted share for the six months ended June 30, 2013. This compared to $17.9 million, or $0.26 per diluted share for the six months ended June 30, 2012.  Annualized operating returns on average assets were 0.74% and 0.72%, respectively, for the three months and six months ended June 30, 2013, compared to 0.61% and 0.73%, respectively, for the three months and six months ended June 30, 2012. Annualized operating returns on average stockholders’ equity were 6.16% and 5.93%, respectively, for the three months and six months ended June 30, 2013, compared to 5.04% and 5.97%, respectively, for the three months and six months ended June 30, 2012.

Net interest margin was 3.78% and 3.74%, respectively, for the three months and six months ended June 30, 2013, compared to 3.81% and 3.85%, respectively, for the three months and six months ended June 30, 2012. The yield on interest-earning assets decreased 21 basis points from 4.62% during the second quarter of 2012 to 4.41% during the second quarter in 2013, due to continued rate pressures in the lending market. The decrease in yields on interest-earning assets is offset by a decrease of 19 basis points in the Company’s overall cost of funds, from 0.98% for the three months ended June 30, 2012 to 0.79% for the three months ended June 30, 2013. The Company’s net interest margin will likely continue to be under pressure due to competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds.

Results for the second quarter of 2013 included a $2.4 million provision for credit losses. The provision has decreased from $6.7 million for the second quarter of 2012. Of the $6.7 million provision recorded in the second quarter of 2012, $4.2 million was related to two short-term commercial loans made by BankRI shortly after the Company’s acquisition of BankRI.

Non-interest income totaled $3.1 million and $6.5 million, respectively, for the three months and six months ended June 30, 2013. This compared to $4.7 million and $8.3 million, respectively, for the three months and six months ended June 30, 2012. The decrease is primarily attributable to an increased loss from investments in affordable housing projects of $0.4 million quarter-over-quarter and $0.6 million period-over-period, as well as a net gain on sales of securities of $0.8 million in the second quarter of 2012.

Non-interest expense increased $2.2 million, or 7.7%, from $28.6 million during the three months ended June 30, 2012 to $30.8 million for the three months ended June 30, 2013. While compensation and employee benefit expense increased due to addition of loan officers and other individuals in key support areas of the Company, professional service expenses decreased substantially in the amount of $1.0 million, or 40.8%, in the second quarter of 2013. Professional service expenses in the second quarter of 2012 were elevated largely due to the acquisition of BankRI.

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”) and operating return on average assets for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$9,490	$8,813	$7,529	$18,304	$13,878
Adjustments to arrive at operating earnings:
Acquisition-related expenses	—	—	—	—	5,396
Total pre-tax adjustments	—	—	—	—	5,396
Tax effect	—	—	—	—	(1,424)
Total adjustments, net of tax	—	—	—	—	3,972
Operating earnings	$9,490	$8,813	$7,529	$18,304	$17,850

Earnings per share, as reported	$0.14	$0.13	$0.11	$0.26	$0.20
Adjustments to arrive at operating earnings per share:
Acquisition-related expenses	—	—	—	—	0.06
Total adjustments per share	—	—	—	—	0.06
Operating earnings per fully dilutive share	$0.14	$0.13	$0.11	$0.26	$0.26

Average total assets	$5,138,144	$5,071,163	$4,904,933	$5,103,316	$4,883,160
Operating return on average assets (annualized)	0.74%	0.70%	0.61%	0.72%	0.73%

Average total stockholders’ equity	$616,327	$616,627	$597,908	$616,868	$598,277
Operating return on average stockholders’ equity (annualized)	6.16%	5.72%	5.04%	5.93%	5.97%

The following table summarizes the Company’s operating return on average tangible stockholders’ equity:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in Thousands)

Operating earnings	$9,490	$8,813	$7,529	$18,304	$17,850
Average stockholders’ equity	616,327	616,627	597,908	616,868	598,277
Less: Average goodwill and average identified intangible assets, net	157,799	158,949	164,288	158,371	165,315
Average tangible stockholders’ equity	$458,528	$457,678	$433,620	$458,497	$432,962
Operating return on average tangible stockholders’ equity (annualized)	8.28%	7.70%	6.95%	7.98%	8.25%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share derived from amounts reported in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2013	At March 31, 2013	At June 30, 2012
	(Dollars in Thousands)

Total stockholders’ equity	$611,284	$614,039	$598,865
Less: Goodwill and identified intangible assets, net	157,058	158,235	162,468
Tangible stockholders’ equity	$454,226	$455,804	$436,397

Total assets	$5,150,480	$5,110,378	$4,972,381
Less: Goodwill and identified intangible assets, net	157,058	158,235	162,468
Tangible assets	$4,993,422	$4,952,143	$4,809,913

Tangible equity ratio	9.10%	9.20%	9.07%

	At June 30, 2013	At March 31, 2013	At June 30, 2012
	(Dollars In Thousands, Except Share Data)

Tangible stockholders’ equity	$454,226	$455,804	$436,397
Common shares issued	75,744,445	75,744,445	75,414,713
Less: Common shares classified as treasury shares	5,373,733	5,373,733	5,373,733
Less: Unallocated ESOP shares	312,792	323,355	356,064
Common shares outstanding	70,057,920	70,047,357	69,684,916

Tangible book value per share	$6.48	$6.51	$6.26

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in Thousands)

Dividends paid (1)	$5,958	$5,954	$11,915	$11,865

Net income, as reported	$9,490	$7,529	$18,304	$13,878

Dividend payout ratio	62.78%	79.08%	65.10%	85.50%

(1)   “Dividends Paid” excludes cash payment on the Company’s unallocated ESOP shares.

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	At June 30, 2013	At December 31, 2012	At June 30, 2012
	(Dollars in Thousands)

Allowance for loan and lease losses	$44,281	$41,152	$37,431
Less:
Allowance for acquired loans and leases losses	620	—	—
Allowance for originated loan and lease losses	$43,661	$41,152	$37,431

Total loans and leases	$4,205,015	$4,175,712	$4,012,544
Less:
Total acquired loans and leases	938,815	1,059,610	1,187,844
Total originated loans and leases	$3,266,200	$3,116,102	$2,824,700

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.34%	1.33%	1.33%

Financial Condition

General

Total assets of $5.2 billion increased slightly from $5.1 billion at December 31, 2012, and increased $178.1 million, or 3.6%, from $5.0 billion at June 30, 2012.

The loan and lease portfolio increased $29.3 million, or 0.7%, from December 31, 2012 to $4.2 billion at June 30, 2013. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, grew $98.3 million, or 6.9% on an annualized basis, to $3.0 billion at June 30, 2013 as compared to $2.9 billion at December 31, 2012. At June 30, 2013, the commercial loan and lease and commercial real estate portfolios totaled $3.0 billion, or 70.2% of total loans and leases. Offsetting the growth in the commercial portfolios was a $62.6 million decrease in the indirect automobile portfolio from December 31, 2012 to June 30, 2013, due to management’s unwillingness to originate loans at what it considers to be the very low interest rates.

Cash, cash equivalents, and investments securities available-for-sale were $579.0 million at June 30, 2013 as compared to $598.4 million at December 31, 2012. The decrease during the first half of 2013 reflects tighter management of cash with excess used to pay down debts. Total cash, cash equivalents, and investment securities were 11.3% and 11.6% of total assets at June 30, 2013 and December 31, 2012, respectively, and in line with management’s liquidity targets.

Deposits of $3.7 billion at June 30, 2013 increased slightly from December 31, 2012, and increased $135.8 million, or 3.9%, as compared to $3.5 billion at June 30, 2012. Core deposits increased at a 6.1% annualized rate in the first half of 2013, from $2.6 billion at December 31, 2012 to $2.7 billion at June 30, 2013, raising the core deposit ratio from 72.0% at December 31, 2012 to 73.4% at June 30, 2013. Total borrowings decreased approximately $23.9 million from $854.0 million at December 31, 2012 to $830.1 million at June 30, 2013.

The ratio of stockholders’ equity to total assets was 11.87% and 11.89% at June 30, 2013 and December 31, 2012, respectively. The ratio of tangible stockholders’ equity to tangible assets was 9.10% and 9.08% at June 30, 2013 and December 31, 2012, respectively.

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,349,051	32.1%	$1,301,233	31.1%
Multi-family mortgage	594,939	14.1%	606,533	14.5%
Construction	112,684	2.7%	98,197	2.3%
Total commercial real estate loans	2,056,674	48.9%	2,005,963	47.9%
Commercial loans and leases:
Commercial	376,507	9.0%	382,277	9.1%
Equipment financing	476,724	11.3%	420,991	10.1%
Condominium association	41,859	1.0%	44,187	1.1%
Total commercial loans and leases	895,090	21.3%	847,455	20.3%
Indirect automobile	479,782	11.4%	542,344	13.0%
Consumer loans:
Residential mortgage	507,099	12.1%	511,109	12.3%
Home equity	257,839	6.1%	261,562	6.3%
Other consumer	8,531	0.2%	7,279	0.2%
Total consumer loans	773,469	18.4%	779,950	18.8%
Total loans and leases	4,205,015	100.0%	4,175,712	100.0%
Allowance for loan and lease losses	(44,281)		(41,152)
Net loans and leases	$4,160,734		$4,134,560

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2013:

	At June 30, 2013	At December 31, 2012	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)

Commercial real estate	$2,056,674	$2,005,963	$50,711	5.1%
Commercial	895,090	847,455	47,635	11.2%
Indirect automobile	479,782	542,344	(62,562)	-23.1%
Consumer	773,469	779,950	(6,481)	-1.7%
Total loans and leases	$4,205,015	$4,175,712	$29,303	1.4%

The Company’s loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company’s primary lending area, indirect automobile loans, loans to business entities, including commercial lines of credit, loans to condominium associations and loans and leases used to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.

The Company employs seasoned commercial lenders and retail bankers who rely on community and business contacts as well as referrals from customers, attorneys and other professionals to generate loans and deposits. Existing borrowers are also an important source of business since many of them have more than one loan outstanding with the Company. The Company’s ability to originate loans depends on the strength of the economy, trends in interest rates, and levels of customer demand and market competition.

Commercial Real Estate Loans

The commercial real estate portfolio of $2.1 billion at June 30, 2013 is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 48.9% of total loans and leases outstanding at June 30, 2013. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

Over 99% of the commercial real estate loans outstanding at June 30, 2013 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by office buildings ($418.4 million), retail stores ($389.8 million), industrial properties ($70.2 million), apartment buildings ($407.5 million), and mixed-use properties ($157.9 million).

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

Historically, construction and development lending has comprised a modest part of the Company’s loan originations. At June 30, 2013, originated construction loans equaled $101.2 million, or 3.1% of total originated loans outstanding at that date.

Commercial Loans and Leases

The commercial loan and lease portfolio of $895.1 million at June 30, 2013 is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 21.3% of total loans outstanding at June 30, 2013. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Over 95% of the commercial loans outstanding at June 30, 2013 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

Indirect Automobile Loans

The indirect automobile loan portfolio of $479.8 million at June 30, 2013 represented 11.4% of total loans outstanding at June 30, 2013. Indirect automobile loans are down from $542.3 million at December 31, 2012. Although in 2012 the automobile industry reported the highest sales since 2007 with strong sales continuing into the first six months of 2013, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e. from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer’s enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.

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

The Company’s indirect automobile loan policy limits origination of loans with credit scores of 660 or below to 5% of monthly indirect loan originations. At June 30, 2013, loans with credit scores of 660 or below were 3.3% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 748. See the subsection “Results of Operations —Provision for Credit Losses” appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

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

Consumer Loans

The consumer loan portfolio of $773.5 million at June 30, 2013 is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans and represented 18.4% of total loans outstanding at June 30, 2013. The Company focuses its mortgage loans on existing customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market. At June 30, 2013, Brookline Bank and BankRI act as brokers in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Company had $4.2 million and $3.2 million in residential mortgage loans held-for-sale at June 30, 2013 and December 31, 2012, respectively.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At June 30, 2013, originated other consumer loans equaled $7.4 million or 0.2% of total originated loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain assets as “special mention,” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At June 30, 2013, the Company had $53.5 million of total assets, including acquired assets that were designated as criticized. This compares to $58.6 million of assets that were designated as criticized at December 31, 2012. See Note 5, “Allowance for Loan and Lease Losses”, to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At June 30, 2013	At December 31, 2012
	(Dollars in Thousands)

Nonaccrual loans and leases:
Commercial real estate mortgage	$2,682	$4,014
Multi-family mortgage	1,593	4,233
Commercial	4,680	5,454
Equipment financing	4,014	3,873
Condominium association	4	8
Indirect automobile	156	99
Residential mortgage	2,786	3,804
Home equity	1,557	716
Other consumer	21	45
Total nonaccrual loans and leases	17,493	22,246
Other real estate owned	1,002	903
Other repossessed assets	491	588
Total nonperforming assets	$18,986	$23,737

Loans and leases 61-90 days past due	$5,059	$4,536
Loans and leases past due greater than 90 days	15,823	24,150
Total loans and leases greater than 60 days past due	$20,882	$28,686

Troubled debt restructurings:
On accrual	$9,631	$10,414
On nonaccrual	6,919	6,786
Total troubled debt restructurings	$16,550	$17,200

Total nonperforming loans and leases as a percentage of total loans and leases	0.42%	0.53%
Total nonperforming assets as a percentage of total assets	0.37%	0.46%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.12%	0.11%
Total delinquent loans and leases past due greater than 90 days and accruing as a percentage of total loans and leases	0.38%	0.58%

Total nonperforming assets, which are composed of nonaccrual loans and leases, other real estate owned and other repossessed assets, decreased from $23.7 million at December 31, 2012 to $19.0 million at June 30, 2013.  From December 31, 2012 to June 30, 2013, nonaccrual loans and leases decreased $1.3 million (33.2%) in commercial real estate mortgage, $2.6 million (62.4%) in multi-family mortgage, $0.8 million in commercial, and $1.0 million (26.8%) in residential mortgage. The decreases in nonaccrual loans in these categories were partially offset by increases of $0.1 million (3.6%) in equipment financing, $0.1 million (57.6%) in indirect automobile and $0.8 million (117.5%) in home equity. The $1.3 million decrease in commercial real estate nonaccrual loans is the result of three loans paying off during the period ending June 30, 2013. The $2.6 million decrease in multi-family nonaccrual loans is primarily attributed to payoff of two loans and the sale of another in this category. The $0.8 million decrease in commercial is primarily the result of payoff of one loan and charge off of another loan in this category. The $1.0 million decrease in residential nonaccrual loans is the result of a large loan payoff in this category. The $0.8 million increase in home equity nonaccrual loans is primarily due to 5 new home equity loans that have been place on nonaccrual status during the period ending June 30, 2013.

At June 30, 2013, restructured loans of $16.6 million included $5.1 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.4 million of commercial loans, $2.9 million of equipment financing loans, and $4.3 million of residential mortgage loans. At December 31, 2012, restructured loans of $17.2 million included $5.2 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.3 million of commercial loans, and $3.8 million of equipment financing loans and leases and $4.0 million of residential mortgage loans.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months and six months ended June 30, 2013 and 2012, respectively.

	At and for the Three Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)

Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532
Charge-offs	(81)	(477)	(318)	(154)	—	(1,030)
Recoveries	—	182	149	60	—	391
Provision (credit) for loan and lease losses	1,512	434	(136)	497	81	2,388
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281
			.
Total loans and leases	$2,056,674	$895,090	$479,782	$773,469	N/A	$4,205,015
Allowance for loan and lease losses as a percentage of total loans and leases	1.07%	1.32%	0.98%	0.39%	N/A	1.05%

	At and for the Three Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)

Balance at March 31, 2012	$16,836	$7,078	$5,656	$1,825	$3,033	$34,428
Charge-offs	—	(3,416)	(344)	(210)	—	(3,970)
Recoveries	40	124	119	12	—	295
Provision (credit) for loan and lease losses	1,062	5,176	249	486	(295)	6,678
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

Total loans and leases	$1,922,174	$750,556	$581,063	$758,751	N/A	$4,012,544
Allowance for loan and lease losses as a percentage of total loans and leases	0.93%	1.19%	0.98%	0.28%	N/A	0.93%

	At and for the Six Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)

Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(81)	(724)	(680)	(206)	—	(1,691)
Recoveries	4	264	279	86	—	633
Provision (credit) for loan and lease losses	2,078	1,596	(208)	574	147	4,187
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

Total loans and leases	$2,056,674	$895,090	$479,782	$773,469	N/A	$4,205,015
Allowance for loan and lease losses as a percentage of total loans and leases	1.07%	1.32%	0.98%	0.39%	N/A	1.05%

	At and for the Six Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)

Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(3,757)	(783)	(218)	—	(4,758)
Recoveries	80	202	266	13	—	561
Provision (credit) for loan and lease losses	2,381	6,520	593	741	(310)	9,925
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431

Total loans and leases	$1,922,174	$750,556	$581,063	$758,751	N/A	$4,012,544
Allowance for loan and lease losses as a percentage of total loans and leases	0.93%	1.19%	0.98%	0.28%	N/A	0.93%

The allowance for loan and lease losses was $44.3 million at June 30, 2013 or 1.05% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $41.2 million or 0.98% or total loans and leases outstanding at December 31, 2012, and an allowance for loan and lease losses of $37.4 million or 0.93% of total loans and leases outstanding at June 30, 2012. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from June 30, 2012 to June 30, 2013 is due to additions to the allowance for continued loan growth in the commercial real estate portfolios and an additional allowance recorded for subsequent deterioration in certain loan pools within the acquired loan portfolios. The allowance for loan and lease losses related to originated loans and leases represents 1.34%, 1.33%, and 1.33% of originated loans and leases at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $22.0 million at June 30, 2013 or 1.07% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $20.0 million or 1.00% of commercial real estate loans outstanding at December 31, 2012, and an allowance for commercial real estate loan losses of $17.9 million or 0.93% of commercial real estate loans outstanding at June 30, 2012. Specific reserves on commercial real estate loans of $0.3 million were unchanged from December 31, 2012 to June 30, 2013.  Excluding balances in acquired loan portfolios, the allowance for commercial real estate loan losses as a percentage of total commercial real estate loans outstanding increased to 1.40% at June 30, 2013 from 1.37% at December 31, 2012.

The $2.1 million increase in the allowance for commercial real estate loan losses during the first half of 2013 was primarily driven by originated loan growth of $110.7 million or 7.59% from December 31, 2012 and the addition of $75,000 in allowance for post-acquisition deterioration in certain commercial real estate loan and lease portfolios.  The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.60% at June 30, 2013 from 1.81% at December 31, 2012. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.12% at June 30, 2013 from 0.24% at December 31, 2012.

As a percentage of average commercial real estate loans, annualized net charge-offs for the three- and six-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were negligible. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $11.8 million or 1.32% of total commercial loans and leases outstanding at June 30, 2013, as compared to $10.7 million or 1.26% at December 31, 2012.  Specific reserves on commercial loans and leases remained relatively constant from December 31, 2012 to June 30, 2012 at $0.7 million.  Excluding balances in acquired loan portfolios, the allowance for commercial loan and lease losses as a percentage of total commercial loans and leases outstanding increased to 1.63% at June 30, 2013 from 1.66% at December 31, 2012.

The $1.1 million increase in the allowance for commercial loan and lease losses during the first half of 2013 was primarily driven by originated loan growth of $81.0 million or 12.6% from December 31, 2012 and the addition of $0.1 million in allowances for post-acquisition deterioration in certain commercial loan and lease portfolios. The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.31% at June 30, 2013 as compared to 2.63% at December 31, 2012 and reflects the resolution of several problem credits in the second quarter 2013. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.79% at June 30, 2013 from 0.91% at December 31, 2012.

Net charge-offs in the commercial loan and lease portfolio for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were $0.3 million, $0.2 million, and $3.3 million respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were 0.28%, 0.20% and 3.20%, respectively. Net charge-offs in the commercial loan and lease portfolio for the six-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were $0.5 million, $1.4 million, and $3.6 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the six month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were 0.11%, 0.34% and 0.95%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $4.7 million or 0.98% of total indirect automobile loans outstanding at June 30, 2013, compared to $5.3 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2012.  There were no loans individually evaluated for impairment in the indirect automobile portfolio at June 30, 2013. The $0.6 million decrease in the allowance for indirect automobile loan losses was primarily a result of declines in loan outstanding, which decreased from $542.3 million at December 31, 2012 to $480.0 million at June 30, 2013.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased slightly to 3.25% at June 30, 2013 from 3.12% at December 31, 2012. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased slightly to 0.03% at June 30, 2013 compared to 0.02% at December 31, 2012.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were $0.2 million, $0.4 million and $0.2 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were 0.14%, 0.26% and 0.15% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down somewhat. Net charge-offs in the indirect automobile portfolio for the six-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were $0.4 million, $0.7 million, and $0.5 million, respectively. As a percentage of average indirect automobile loans, annualized net charge-offs for the six month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were 0.16%, 0.23% and 0.18%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.0 million or 0.39% of total consumer loans and leases outstanding as compared to $2.5 million or 0.32% at December 31, 2012. The reserve for loans individually evaluated for impairment at June 30, 2013 was $0.4 million on loan balances of $4.6 million, compared to $0.6 million on loan balances of $4.8 million at December 31, 2012. Excluding balances in acquired loan portfolios, the allowance for consumer losses as a percentage of total consumer loans outstanding was 0.61%, at June 30, 2013 from 0.54% at December 31, 2012.

The $0.5 million increase in the allowance for consumer loans during the first half of 2013 was primarily driven by the addition of $0.4 million in allowance port-acquisition deterioration in residential loans and home equity loans and lines of credit. The ratio of residential and home equity loans with loan-to-value ratios greater than 80% decreased to 6.25% of total residential and home equity loans at June 30, 2013 from 12.79% at December 31, 2012. The ratio of originated consumer loans on nonaccrual to total originated consumer loans (including deferred origination costs) decreased to 0.36% at June 30, 2013 from 0.44% at December 31, 2012.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at June 30, 2013. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were $94,000, $0.3 million and $0.2 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were 0.05%, 0.14% and 0.10%, respectively. Net charge-offs in the consumer portfolio for the six-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were $0.1 million, $0.4 million, and $0.2 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2013, December 31, 2012 and June 30, 2012 were 0.03%, 0.09% and 0.05%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, loan and lease mix, and internal loan review and regulatory examination findings. Causes of losses outside the normal course of business include but are not limited to fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors.

The unallocated allowance for loan and lease losses was $2.8 million at June 30, 2013, compared to $2.6 million at December 31, 2012. The $0.2 million or 5.6% increase in the unallocated portion of the allowance for loan and lease losses reflects the 0.7% growth in total loans as leases during the first half of 2013.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans (including deferred loan origination costs) for each of the categories listed at the dates indicated.

	At June 30, 2013			At December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$14,034	31.7%	32.1%	$12,993	31.6%	31.0%
Multi-family	4,445	10.0%	14.1%	4,541	11.0%	14.5%
Construction	3,540	8.0%	2.7%	2,484	6.0%	2.4%
Commercial	4,292	9.7%	9.0%	3,870	9.4%	9.2%
Equipment financing	7,185	16.2%	11.3%	6,454	15.7%	10.1%
Condominium association	314	0.7%	1.0%	331	0.8%	1.1%
Indirect automobile	4,695	10.6%	11.4%	5,304	12.9%	13.0%
Residential mortgage	1,657	3.7%	12.1%	1,516	3.7%	12.2%
Home equity	1,266	2.9%	6.1%	970	2.4%	6.3%
Other consumer	76	0.2%	0.2%	59	0.2%	0.2%
Unallocated	2,777	6.3%	0.0%	2,630	6.3%	0.0%
Total	$44,281	100.0%	100.0%	$41,152	100.0%	100.0%

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

The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies acceptable types of investments, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets.

Cash, cash equivalents, and investment securities decreased $19.4 million, or 3.3%, since December 31, 2012. Cash, cash equivalents, and investment securities were 11.3% of total assets at June 30, 2013, compared to 11.6% of total assets at December 31, 2012.

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

	At June 30, 2013		At December 31, 2012		At December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$39,233	$39,336	$69,504	$69,809	$152,036	$151,765
GSE CMOs	259,795	253,712	215,670	217,001	1,297	1,305
GSE MBSs	165,292	163,544	165,996	169,648	97,146	100,561
Private-label CMOs	4,740	4,844	6,719	6,866	—	—
SBA commercial loan asset-backed securities	270	269	383	381	—	—
Auction-rate municipal obligations	1,900	1,796	2,100	1,976	3,200	2,965
Municipal obligations	1,063	1,093	1,058	1,101	750	791
Corporate debt obligations	10,387	10,634	10,481	10,685	42,367	43,552
Trust preferred securities	2,656	2,629	2,786	2,519	3,945	3,169
Total debt securities	485,336	477,857	474,697	479,986	300,741	304,108
Marketable equity securities	1,254	1,320	1,249	1,337	366	432
Total investment securities available-for-sale	$486,590	$479,177	$475,946	$481,323	$301,107	$304,540

Investment securities held-to-maturity	$500	$500	$500	$502	$—	$—

Maturities, calls and principal repayments totaled $69.8 million for the six months ended June 30, 2013 compared to $116.9 million for the same period in 2012. During the six months ended June 30, 2013, the Company purchased $82.3 million of available-for-sale securities compared to $130.2 million for the same period in 2012. During the six months ended June 30, 2013, the Company did not sell any available-for-sale securities. This compared to $157.2 million sales and $0.8 million net realized gains during the six months ended June 30, 2012.

Securities available-for-sale are recorded at fair value, which is primarily obtained from a third-party pricing service. At June 30, 2013, the fair value of all securities available-for-sale was $479.2 million and carried a total of $7.4 million of net unrealized losses at the end of the quarter, compared to $5.4 million of net unrealized gains at December 31, 2012. Of the $479.2 million in securities available-for-sale at June 30, 2013, $368.0 million, or 76.8%, of the portfolio, had gross unrealized losses of $10.1 million. This compares to $47.6 million or 9.9% of the portfolio with gross unrealized losses of $0.6 million at December 31, 2012. The shift from an unrealized gain position to an unrealized loss position over the first six months of 2013 was driven by rising interest rates. Management believes that these negative differences between amortized cost and fair value reflect the changes in the level of interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the securities before recovery, and, as a result, it will recover the amortized cost basis of the securities. As such, management has determined that the securities are not other-than-temporarily impaired at June 30, 2013. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 4, “Investment Securities,” of the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

U.S. Government-Sponsored Enterprises (“GSEs”) — The Company invests in securities issued by of U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At June 30, 2013, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $13.9 million, compared to $10.0 million at December 31, 2012.

At June 30, 2013, the Company held GSE debentures with a total fair value of $39.3 million and a net unrealized gain of $0.1 million. At December 31, 2012, the Company held GSE debentures of with a total fair value of $69.8 million and a net unrealized gain of $0.3 million.

At June 30, 2013, the Company held GSE mortgage-related securities with a total fair value of $417.3 million and a net unrealized gain of $7.8 million. At December 31, 2012, the Company held GSE mortgage-related securities with a total fair value of $386.6 million and a net unrealized gain of $5.0 million. During the six months ended June 30, 2013, the Company purchased a total of $82.3 million in GSE CMOs and GSE MBSs to reinvest matured cash flow, as compared to $130.2 during the same period in 2012.

Private-Label CMOs — At June 30, 2013, the Company held private-issuer CMO-related securities with a total fair value of $4.8 million and a net unrealized gain of $0.1 million. At December 31, 2012, the Company held private-issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million.

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

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at June 30, 2013 was $1.8 million with a corresponding net unrealized loss of $0.1 million. This compares to an estimated fair value of $2.0 million and a corresponding net unrealized loss of $0.1 million at December 31, 2012. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

The Company owns municipal securities with an estimated fair value of $1.1 million and a corresponding net gain of $30,000 at June 30, 2013. This compares to an estimated fair value of $1.1 million and a corresponding net unrealized gain of $43,000 at December 31, 2012. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Debt Obligations — From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned five corporate obligation securities with a total fair value of $10.6 million and total net unrealized gains of $0.2 million at June 30, 2013. This compares to eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of $0.2 million at December 31, 2012. All of these securities are investment grade which is currently in an unrealized gain position.

Trust Preferred Securities and Pools— Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as PreTSLs. When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At June 30, 2013, the Company owned three trust preferred securities and two PreTSL pools with a total fair value of $2.6 million and a total net unrealized loss of $27,000. This compares to three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.3 million at December 31, 2012. The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities.

Marketable Equity Securities — At June 30, 2013, the Company owned marketable equity securities with a fair value of $1.3 million, including net unrealized gains of $66,000. This compares to a fair value of $1.3 million and net unrealized gains of $88,000 million at December 31, 2012.

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the Federal Reserve System. At June 30, 2013, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.1 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $9.6 million which allows for additional borrowing capacity at each Bank. At June 30, 2013, the Company owned stock in the FHLBB with a carrying value of $50.1 million, which represents a decrease of $2.1 as compared to December 31, 2012 due to a redemption of excess stock. The FHLBB stated that it remained in compliance with all regulatory capital ratios at June 30, 2013 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Premises and Equipment

Corporate Headquarters

In addition to building and land costs of $14.0 million, the Company had previously entered into contracts totaling $23.6 million for capital expenditures associated with the rehabilitation of its new headquarters in Boston, of which $21.4 million was incurred in 2012. Of the remaining $2.2 million in refurbishment expenses owed, $2.1 million was capitalized in the first six months of 2013. A portion of the Company’s new headquarters is rented to third-party tenants and the remaining refurbishment commitments are mostly related to those leases.

Core Operating Systems

The Company has also entered into contracts associated with the conversion of its core operating systems. All three Banks have successfully converted to a new core operating system. Brookline Bank and First Ipswich were converted in 2012, while BankRI completed its conversion in the second quarter of 2013. The useful life of the core processing system is 7.5 years, and ongoing maintenance and operation contracts extend over seven years. During the six months ended June 30, 2013, $3.2 million in conversion-related expenditures have been capitalized.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At June 30, 2013			At December 31, 2012
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)

Non-interest-bearing accounts	$644,507	17.6%	0.00%	$623,274	17.2%	0.00%

NOW accounts	196,778	5.4%	0.08%	212,858	5.9%	0.09%
Savings accounts	503,170	13.8%	0.25%	515,367	14.2%	0.39%
Money market accounts	1,340,024	36.6%	0.60%	1,253,819	34.7%	0.63%
Certificate of deposit accounts	972,502	26.6%	0.98%	1,010,941	28.0%	1.06%
Total interest-bearing deposits	3,012,474	82.4%	0.63%	2,992,985	82.8%	0.70%
Total deposits	$3,656,981	100.0%	0.52%	$3,616,259	100.0%	0.58%

Total deposits increased $40.7 million to $3.7 billion at June 30, 2013 compared to $3.6 billion at December 31, 2012. Deposits as percentage of total assets increased slightly from 70.3% at December 31, 2012 to 71.0% at June 30, 2013. During the first half of 2013, core deposits increased $79.2 million, or 6.1% on an annualized basis, rising from 72.0% of total deposits at December 31, 2012 to 73.4% of total deposits at June 30, 2013. Certificate of deposit accounts decreased $38.4 million, or 7.6% on an annualized basis, during the first half of 2013. Certificates of deposit have also fallen as a percentage of total deposits from 28.0% at December 31, 2012 to 26.6% at June 30, 2013. The Company does not rely on brokered deposits.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$640,725	17.5%	0.00%	$542,100	15.5%	0.00%
NOW accounts	195,269	5.3%	0.09%	189,118	5.4%	0.12%
Savings accounts	508,451	13.9%	0.25%	505,601	14.5%	0.35%
Money market accounts	1,335,300	36.5%	0.61%	1,204,754	34.4%	0.75%
Total core deposits	2,679,745	73.2%	0.36%	2,441,573	69.8%	0.45%
Certificate of deposit accounts	982,257	26.8%	0.96%	1,056,021	30.2%	1.03%
Total deposits	$3,662,002	100.0%		$3,497,594	100.0%

	Six Months Ended June 30,
	2013			2012
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$624,386	17.2%	0.00%	$525,811	15.2%	0.00%
NOW accounts	192,808	5.2%	0.09%	184,102	5.3%	0.12%
Savings accounts	511,401	14.1%	0.26%	508,374	14.7%	0.37%
Money market accounts	1,315,056	36.2%	0.63%	1,174,149	34.0%	0.76%
Total core deposits	2,643,651	72.7%	0.37%	2,392,436	69.2%	0.46%
Certificate of deposit accounts	992,380	27.3%	0.96%	1,067,148	30.8%	1.04%
Total deposits	$3,636,031	100.0%		$3,459,584	100.0%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At June 30, 2013		At December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$241,068	0.87%	$172,176	0.90%
Over six months through 12 months	160,666	0.82%	158,057	1.01%
Over 12 months	172,358	1.42%	114,572	1.41%
	$574,092	1.02%	$444,805	1.07%

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

FHLBB borrowings decreased $5.3 million to $785.6 million at June 30, 2013 from the December 31, 2012 balance of $790.9 million. The decrease in FHLBB borrowings was primarily due to deposit growth outpacing loan growth.

The following table sets forth certain information regarding FHLBB advances for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)

Average balance outstanding	$760,237	$694,746	$756,773	$709,373
Maximum amount outstanding at any month-end during the period	785,565	733,394	785,565	733,394
Balance outstanding at end of period	785,565	733,394	785,565	733,394
Weighted average interest rate for the period	1.41%	1.98%	1.50%	2.01%
Weighted average interest rate at end of period	1.32%	1.78%	1.32%	1.78%

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $15.6 million during the six months ended June 30, 2013 from $51.0 million to $35.4 million as customers shifted funds into other deposit products.

Subordinated Debt

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. In the first quarter of 2013, the Company repaid a $3.0 million in subordinated debt before scheduled maturity in 2031 due to the fixed, high cost of the borrowing. The remaining two subordinated debentures are summarized below:

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	at June 30, 2013
(Dollars in Thousands)

June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	September 26, 2013	$4,649,274
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	September 17, 2013	$4,473,913

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2013 or December 31, 2012. The following table summarizes certain information concerning the Company’s interest-rate swaps at June 30, 2013:

Interest- Rate Swaps
(Dollars in Thousands)

Notional principal amounts	$22,820
Fixed weighted average interest rate from customer to counterparty	5.7%
Floating weighted average rate from counterparty	3.5%
Weighted average remaining term to maturity (in months)	53
Fair value:
Recognized as an asset	$948
Recognized as a liability	$(987)

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $611.3 million at June 30, 2013, a $0.8 million decrease compared to $612.1 million at December 31, 2012. The decrease reflects net income of $18.3 million for the six months ended June 30, 2013, offset by dividends paid of $11.9 million in that same period and an unrealized loss on securities available-for-sale of $7.9 million (after-tax). The dividends paid in the second quarter of 2013 represented the Company’s 57th consecutive quarter of dividend payments, and the 45th consecutive quarter in which the Company paid a regular dividend of $0.085.

Stockholders’ equity represented 11.87% of total assets at June 30, 2013, as compared to 11.89% at December 31, 2012. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 9.10% of tangible assets (total assets less goodwill and identified intangible assets, net) at June 30, 2013, as compared to 9.08% at December 31, 2012.

Results of Operations — Comparison of the Three-Month and Six-Month Periods Ended June 30, 2013 and June 30, 2012

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), the quality of the Company’s assets, its levels of non-interest income and non-interest expense, and its tax provision.

The Company’s net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” on page 75. Information as to the components of interest income, interest expense and average rates is provided under “Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin” on pages 73 and 74.

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the differential between the asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How interest-rate risk is measured and, once measured, how much interest-rate risk is taken is based on numerous assumptions and other subjective judgments. See the discussion in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” on pages 83 to 84.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” on pages 57 to 58.

Result Summary

The Company’s net income of $9.5 million for the three months ended June 30, 2013 increased $0.7 million, or 7.7%, compared to the three months ended March 31, 2013, and increased $2.0 million, or 26.0%, compared to the three months ended June 30, 2012. This linked-quarter increase in net income reflects an increase in net interest income of $1.7 million, offset by a decrease in non-interest income of $0.2 million, and an increase in provision for credit losses of $0.6 million.

The Company’s operating earnings of $18.3 million for the six months ended June 30, 2013 increased $0.5 million, or 2.5%, compared to the six months ended June 30, 2012. While the Company’s operating earnings for the six months ended June 30, 2012 was adjusted for acquisition-related expenses of $4.0 million (after-tax) that were incurred during the first quarter of 2012 and which were associated with the acquisition of Bancorp Rhode Island, Inc., this adjustment was offset by a major provision for credit losses during the same period. Diluted operating EPS increased 7.7% compared to the first quarter of 2013, from $0.13 to $0.14, and increased 27.3% compared to the second quarter of 2012, from $0.11 to $0.14.

Earnings in the second quarter of 2013 represented an annualized return on average assets of 0.74% and an annualized return on average stockholders’ equity of 6.16%, as compared to an annualized return on average assets of 0.70% and an annualized return on average stockholders’ equity of 5.72% for the first quarter of 2013, and an annualized return on average assets of 0.61% and a return on average stockholders’ equity of 5.04% for the second quarter of 2012. Operating earnings for the six months ended June 30, 2013 represented an annualized operating return on average assets of 0.72% and an annualized operating return on average stockholders’ equity of 5.93%, as compared to an annualized operating return on average assets of 0.73% and an annualized operating return on average stockholders’ equity of 5.97% for the six months ended June 30, 2012.

Selected income statement, per share data and operating ratios are presented in the table below for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$45,363	$43,669	$42,759	$89,030	$86,392
Non-interest income	3,138	3,327	4,721	6,466	8,315
Non-interest expense	30,815	30,772	28,621	61,585	61,069
Net income	9,490	8,813	7,529	18,304	13,878
Operating earnings	9,490	8,813	7,529	18,304	17,850

Per share data:
Basic earnings per share	$0.14	$0.13	$0.11	$0.26	$0.20
Diluted earnings per share	0.14	0.13	0.11	0.26	0.20
Dividends per common share	0.085	0.085	0.085	0.170	0.170

Operating ratios:
Interest-rate spread	3.62%	3.54%	3.63%	3.58%	3.67%
Net interest margin (1) (4)	3.78%	3.70%	3.81%	3.74%	3.85%
Return on average assets (2) (4)	0.74%	0.70%	0.61%	0.72%	0.57%
Efficiency ratio	63.53%	65.48%	60.28%	64.49%	64.48%
Return on average stockholders’ equity (3) (4)	6.16%	5.72%	5.04%	5.93%	4.64%

(1)         Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)         Calculated by dividing annualized net income by average total assets.

(3)         Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.

(4)         Non-GAAP performance measure.

Net Interest Income

Net interest income of $45.4 million for the quarter ended June 30, 2013 increased $2.6 million or 6.1% as compared to the second quarter of 2012. This overall increase on a quarter-over-quarter basis benefited from increases in total interest income of $1.1 million from $51.8 million at June 30, 2012 to $52.9 million at June 30, 2013 and a $1.5 million reduction in total interest expense from $9.1 million at June 30, 2012 to $7.5 million at June 30, 2013. Pricing pressures in all lending areas continued through the second quarter 2013 with decreases in the rates charged on newly originated loans quarter-over-quarter offset by an increase in prepayment penalties as discussed at greater length in “Comparison of the Three-Month and Six-Month Periods Ended June 30, 2013 and June 30, 2012 — Interest Income — Loans and Leases” beginning on page 76.

As a result, net interest margin of 3.78% in the second quarter of 2013 decreased 3 basis points from 3.81% in the second quarter of 2012. Purchase accounting amortization and accretion of $1.4 million contributed 11 basis points to yields on interest-earning assets during the second quarter of 2013, compared to an additional $1.7 million and 15 basis points in the second quarter of 2012.

Funding costs declined from 0.98% for the three months ended June 30, 2012 to 0.79% for the three months ended June 30, 2013. The Company’s reduction in interest rates offered on money market accounts contributed significantly to the reduction in the cost of interest-bearing deposits, which declined 4 basis points and 14 basis points, respectively, from March 31, 2013 and June 30, 2012. Purchase accounting amortization and accretion on certificates of deposit and other funding sources of $1.0 million and $1.3 million contributed 8 basis points and 11 basis points to reductions in the costs of funds for the three months ended June 30, 2013 and 2012, respectively.

Net interest income of $89.0 million for the six months ended June 30, 2013 increased $2.6 million or 3.1% when compared to the six months ended June 30, 2012. This overall increase on a year-over-year basis was largely a result of a $3.0 million reduction in total interest expense, from $18.4 million for the first half of 2012 to $15.5 million for the first half of 2013.

Net interest margin of 3.74% in the first half of 2013 decreased 11 basis points from 3.85% in the first half of 2012. Purchase accounting amortization and accretion of $2.5 million contributed 10 basis points to yields on interest-earning assets during the first six months of 2013, compared to an additional $1.5 million and 6 basis points in the first six months of 2012.

Funding costs also declined from 1.00% for the first six months of 2012 to 0.82% for the first six months of 2013. Purchase accounting amortization and accretion on certificates of deposit and other funding sources of $2.1 million and $2.7 million contributed 9 and 12 basis points to reductions in the costs of yields for the first halves of 2013 and 2012, respectively.

Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment; ongoing pricing pressures in both loan and deposit portfolios; and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances. They may also be negatively affected by changes in the amount of purchase accounting accretion and amortization included in interest income and interest expense.

Comparison of the Three-Month and Six-Month Periods Ended June 30, 2013 and June 30, 2012

General

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest and dividend income	$52,900	$51,839	$1,061	2.0%	$104,511	$104,830	$(319)	-0.3%
Interest expense	7,537	9,080	(1,543)	-17.0%	15,481	18,438	(2,957)	-16.0%
Net interest income	45,363	42,759	2,604	6.1%	89,030	86,392	2,638	3.1%
Provision for credit losses	2,439	6,678	(4,239)	-63.5%	4,294	9,925	(5,631)	-56.7%
Net interest income after provision for credit losses	42,924	36,081	6,843	19.0%	84,736	76,467	8,269	10.8%
Non-interest income	3,138	4,721	(1,583)	-33.5%	6,466	8,315	(1,849)	-22.2%
Non-interest expense	30,815	28,621	2,194	7.7%	61,585	61,069	516	0.8%
Provision for income taxes	5,382	4,398	984	22.4%	10,511	9,296	1,215	13.1%
Net income before noncontrolling interest in subsidiary	9,865	7,783	2,082	26.8%	19,106	14,417	4,689	32.5%
Less net income attributable to noncontrolling interest in subsidiary	375	254	121	47.6%	802	539	263	48.8%
Net income attributable to Brookline Bancorp, Inc.	$9,490	$7,529	$1,961	26.0%	$18,304	$13,878	$4,426	31.9%

Reported net income for the three months ended June 30, 2013 was $2.0 million higher as compared to the same period in 2012. This is primarily the result of an increase in net interest income of $2.6 million, a decrease in provision for credit losses of $4.2 million, offset by a decrease in non-interest income of $1.6 million, an increase of non-interest expense of $2.2 million, and an increase in provision for income taxes for $1.0 million.

Reported net income for the six months ended June 30, 2013 was $4.4 million higher as compared to the same period in 2012. This is primarily the result of an increase in net interest income of $2.6 million, a decrease in provision for credit losses of $5.6 million, offset by a decrease in non-interest income of $1.8 million, an increase of non-interest expense of $0.5 million, and an increase in provision for income taxes for $1.2 million.

Average Balances, Net Interest Income, Interest Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012, and for the six months ended June 30, 2013 and June 30, 2012. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$52,541	$19	0.14%	$71,675	$68	0.38%
Debt securities (2)	487,271	1,940	1.59%	430,206	1,548	1.44%
Marketable and restricted equity securities (2)	66,988	350	2.10%	54,583	110	0.81%
Total investments	606,800	2,309	1.52%	556,464	1,726	1.24%
Commercial real estate loans (3)	2,034,920	23,863	4.67%	1,859,292	23,607	5.10%
Commercial loans (3)	420,194	6,531	6.16%	412,476	4,713	4.58%
Equipment financing (3)	467,156	8,279	7.10%	348,426	7,428	8.53%
Indirect automobile loans (3)	494,571	4,523	3.67%	580,678	6,033	4.18%
Residential mortgage loans (3)	512,975	5,101	3.98%	489,688	5,445	4.45%
Other consumer loans (3)	264,183	2,508	3.81%	266,572	3,003	4.53%
Total loans and leases	4,193,999	50,805	4.83%	3,957,132	50,229	5.09%
Total interest-earning assets	4,800,799	53,114	4.41%	4,513,596	51,955	4.62%
Allowance for loan and lease losses	(42,954)			(35,962)
Non-interest-earning assets	380,299			427,299
Total assets	$5,138,144			$4,904,933

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$195,269	$41	0.09%	$189,118	$57	0.12%
Savings accounts	508,451	316	0.25%	505,601	443	0.35%
Money market accounts	1,335,300	2,036	0.61%	1,204,754	2,260	0.75%
Certificates of deposit	982,257	2,350	0.96%	1,056,021	2,703	1.03%
Total interest-bearing deposits (4)	3,021,277	4,743	0.63%	2,955,494	5,463	0.74%
Advances from the FHLBB	760,237	2,682	1.41%	694,746	3,424	1.98%
Other borrowed funds	48,655	112	0.93%	60,550	193	1.28%
Total interest-bearing liabilities	3,830,169	7,537	0.79%	3,710,790	9,080	0.98%
Non-interest-bearing liabilities:
Demand checking accounts (4)	640,725			542,100
Other non-interest-bearing liabilities	47,589			50,327
Total liabilities	4,518,483			4,303,217
Brookline Bancorp, Inc. stockholders’ equity	616,327			597,908
Noncontrolling interest in subsidiary	3,334			3,808
Total liabilities and equity	$5,138,144			$4,904,933
Net interest income (tax-equivalent basis) / Interest-rate spread (5)		45,577	3.62%		42,875	3.63%
Less adjustment of tax-exempt income		214			116
Net interest income		$45,363			$42,759
Net interest margin (6)			3.78%			3.81%

(1)         Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)         Investment securities available-for-sale, which include marketable equity securities, also include unrealized gains (losses). Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)         Loans on nonaccrual status are included in the average balances.

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.52% and 0.63% in the three months ended June 30, 2013 and June 30, 2012, respectively.

(5)         Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)         Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$53,586	$50	0.19%	$64,780	$95	0.29%
Debt securities (2)	479,433	3,799	1.58%	460,483	4,785	2.08%
Marketable and restricted equity securities (2)	67,764	705	2.09%	55,263	219	0.79%
Total investments	600,783	4,554	1.52%	580,526	5,099	1.76%
Commercial real estate loans (3)	2,018,117	48,159	4.76%	1,844,566	46,845	5.10%
Commercial loans (3)	415,633	11,242	5.39%	405,639	9,326	4.61%
Equipment financing (3)	453,642	16,138	7.15%	342,558	14,465	8.45%
Indirect automobile loans (3)	510,657	9,439	3.73%	577,802	12,280	4.27%
Residential mortgage loans (3)	510,801	10,266	4.04%	490,467	10,989	4.48%
Other consumer loans (3)	264,433	5,124	3.91%	270,065	6,043	4.50%
Total loans and leases	4,173,283	100,368	4.81%	3,931,097	99,948	5.10%
Total interest-earning assets	4,774,066	104,922	4.40%	4,511,623	105,047	4.67%
Allowance for loan and lease losses	(42,225)			(34,515)
Non-interest-earning assets	371,475			406,052
Total assets	$5,103,316			$4,883,160

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$192,808	$86	0.09%	$184,102	$110	0.12%
Savings accounts	511,401	660	0.26%	508,374	942	0.37%
Money market accounts	1,315,056	4,097	0.63%	1,174,149	4,412	0.76%
Certificates of deposit	992,380	4,735	0.96%	1,067,148	5,516	1.04%
Total interest-bearing deposits (4)	3,011,645	9,578	0.64%	2,933,773	10,980	0.75%
Advances from the FHLBB	756,773	5,637	1.50%	709,373	7,095	2.01%
Other borrowed funds	54,303	266	0.99%	59,574	363	1.22%
Total interest-bearing liabilities	3,822,721	15,481	0.82%	3,702,720	18,438	1.00%
Non-interest-bearing liabilities:
Demand checking accounts (4)	624,386			525,811
Other non-interest-bearing liabilities	35,750			52,754
Total liabilities	4,482,857			4,281,285
Brookline Bancorp, Inc. stockholders’ equity	616,868			598,277
Noncontrolling interest in subsidiary	3,591			3,598
Total liabilities and equity	$5,103,316			$4,883,160
Net interest income (tax-equivalent basis) / Interest-rate spread (5)		89,441	3.58%		86,609	3.67%
Less adjustment of tax-exempt income		411			217
Net interest income		$89,030			$86,392
Net interest margin (6)			3.74%			3.85%

(1)         Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)         Investment securities available-for-sale, which include marketable equity securities, also include unrealized gains (losses). Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)         Loans on nonaccrual status are included in the average balances.

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.53% and 0.64% in the six months ended June 30, 2013 and June 30, 2012, respectively.

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

	Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Short-term investments	$(15)	$(34)	$(49)	$(15)	$(30)	$(45)
Debt securities	218	174	392	189	(1,175)	(986)
Marketable and restricted equity securities	30	210	240	59	427	486
Total investments	233	350	583	233	(778)	(545)
Loans and leases:
Commercial real estate loans	2,247	(1,991)	256	4,415	(3,101)	1,314
Commercial loans and leases	94	1,724	1,818	246	1,670	1,916
Equipment financing	2,234	(1,383)	851	4,141	(2,468)	1,673
Indirect automobile loans	(828)	(682)	(1,510)	(1,361)	(1,480)	(2,841)
Residential mortgage loans	247	(591)	(344)	421	(1,144)	(723)
Other consumer loans	(26)	(469)	(495)	(126)	(793)	(919)
Total loans and leases	3,968	(3,392)	576	7,736	(7,316)	420
Total change in interest and dividend income	4,201	(3,042)	1,159	7,969	(8,094)	(125)

Interest expense
Deposits:
NOW accounts	2	(18)	(16)	5	(29)	(24)
Savings accounts	3	(130)	(127)	5	(287)	(282)
Money market accounts	231	(455)	(224)	500	(815)	(315)
Certificates of deposit	(180)	(173)	(353)	(379)	(402)	(781)
Total deposits	56	(776)	(720)	131	(1,533)	(1,402)
Advances from the FHLBB	303	(1,045)	(742)	444	(1,902)	(1,458)
Other borrowed funds	(34)	(47)	(81)	(31)	(66)	(97)
Total change in interest expense	325	(1,868)	(1,543)	544	(3,501)	(2,957)
Change in tax-exempt income	—	98	98	—	194	194
Change in net interest income	$3,876	$(1,272)	$2,604	$7,425	$(4,787)	$2,638

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$23,702	$23,512	$190	0.8%	$47,854	$46,676	$1,178	2.5%
Commercial loans	6,531	4,713	1,818	38.6%	11,242	9,325	1,917	20.6%
Equipment financing	8,279	7,428	851	11.5%	16,138	14,465	1,673	11.6%
Indirect automobile loans	4,523	6,033	(1,510)	-25.0%	9,439	12,280	(2,841)	-23.1%
Residential mortgage loans	5,101	5,446	(345)	-6.3%	10,266	10,989	(723)	-6.6%
Other consumer loans	2,508	3,003	(495)	-16.5%	5,124	6,043	(919)	-15.2%
Total interest income — loans and leases	$50,644	$50,135	$509	1.0%	$100,063	$99,778	$285	0.3%

Declines in the yields on all but the commercial loan portfolio reflect the high rate of loan refinancings and the intense pricing competition which continues to characterize the Company’s lending markets.

Interest income from loans and leases was $50.6 million for the three months ended June 30, 2013, resulting in a yield on total loans and leases of 4.83%. This compares to $50.1 million of interest on loans and leases and a yield of 5.09% for the three months ended June 30, 2012. Quarter-over-quarter increases in interest income on loans and leases of $3.9 million resulting from increased volume offset the $3.4 million decrease in loan interest income resulting from interest-rate reductions on loans.  Accretion and amortization on acquired loans of $1.4 million contributed 11 basis  points to yields on loans and leases during the second quarter of 2013, compared to an additional $1.7 million and 15 basis points in the second quarter of 2012.  The second quarter 2013 also benefited from $1.4 million in prepayment penalties which contributed 11 basis points to the yield on loans and leases and in particular, to the yield on commercial loans, compared to $0.5 million and 5 basis points in the second quarter of 2012.

Interest income from loans and leases was $100.1 million for the six months ended June 30, 2013, resulting in a yield on total loans of 4.81%. This compares to $99.8 million of interest on loans and a yield of 5.10% for the six months ended June 30, 2012. Period-over-period increases in interest income on loans and leases of $7.7 million resulting from increased volume offset the $7.3 million decrease in loan interest income resulting from interest-rate reductions on loans.  Accretion and amortization on acquired loans of $2.5 million contributed 10 basis  points to yields on loans and leases during the first half of 2013, compared to an additional $1.5 million and 6 basis points in the first half of 2012.  The second quarter 2013 also benefited from $1.9 million in prepayment penalties which contributed 8 basis points to the yield on loans and leases and in particular, to the yield on commercial loans, compared to $1.0 million and 5 basis points during the first half of 2012.

Investments

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Short-term investments	$19	$68	$(49)	-72.1%	$50	$95	$(45)	-47.4%
Debt securities	1,934	1,541	393	25.5%	3,786	4,770	(984)	-20.6%
Marketable and restricted equity securities	303	95	208	218.9%	612	187	425	227.3%
Total interest income — investments	$2,256	$1,704	$552	32.4%	$4,448	$5,052	$(604)	-12.0%

The year-over-year decrease in total investment income is largely a result of rate-driven reduction stemming from the paydown of higher-coupon MBSs and CMOs which were replaced by similar but lower-yielding securities.

Total investment income was $2.3 million for the three months ended June 30, 2013, compared to $1.7 million for the three months ended June 30, 2012, representing an increase of $0.6 million, or 32.4%. The yield on investments increased from 1.24% for the quarter ended June 30, 2012 to 1.52% for the quarter ended June 30,

2013. Of the $0.6 million year-over-year increase in quarterly interest income on investments, $0.2 million resulted from increases in volume while $0.4 million resulted from increases in interest rates.

Total investment income was $4.4 million for the six months ended June 30, 2013 compared to $5.1 million for the six months ended June 30, 2012, representing a decrease of $0.6 million, or 12.0%. The yield on investments decreased from 1.76% for the six months ended June 30, 2012 to 1.52% for the six months ended June 30, 2013. Of the $0.6 million decrease in interest income on investments from the first half of 2012 to the first half of 2013, $0.2 million of increases in volume were offset by $0.8 million of decreases in interest rates.

Interest Expense

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$41	$57	$(16)	-28.1%	$86	$110	$(24)	-21.8%
Savings accounts	316	443	(127)	-28.7%	660	942	(282)	-29.9%
Money market accounts	2,036	2,260	(224)	-9.9%	4,097	4,412	(315)	-7.1%
Certificates of deposit	2,350	2,703	(353)	-13.1%	4,735	5,516	(781)	-14.2%
Total interest expense — deposits	4,743	5,463	(720)	-13.2%	9,578	10,980	(1,402)	-12.8%
Borrowed funds:
Advances from the FHLBB	2,682	3,424	(742)	-21.7%	5,637	7,095	(1,458)	-20.5%
Other borrowed funds	112	193	(81)	-42.0%	266	363	(97)	-26.7%
Total interest expense — borrowed funds	2,794	3,617	(823)	-22.8%	5,903	7,458	(1,555)	-20.9%
Total interest expense	$7,537	$9,080	$(1,543)	-17.0%	$15,481	$18,438	$(2,957)	-16.0%

Deposits

Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.

Interest expense on deposits decreased $0.7 million or 13.2% from $5.5 million for the quarter ended June 30, 2012 to $4.7 million for the quarter ended June 30, 2013, largely as a result of decreases in interest rates. As a result, the cost of total interest-bearing deposits decreased from 0.74% during the three months ended June 30, 2012 to 0.63% in the three months ended June 30, 2013. Purchase accounting amortization of $0.1 million and $0.3 million improved the Company’s net interest margin 1 basis point and 3 basis points, respectively, in the three months ended June 30, 2013 and 2012.

Similarly, the Company’s year-over-year interest expense on interest-bearing deposits decreased $1.4 million from $11.0 million for the six months ended June 30, 2012 to $9.6 million for the same period in 2012, again  largely as a result of reductions in interest rates paid. The cost of total interest-bearing deposits decreased from 0.75% in the six months ended June 30, 2012 to 0.64% in the six months ended June 30, 2013. Purchase accounting amortization of $0.3 million and $0.7 million improved the Company’s net interest margin by 1 basis point and 3 basis points, respectively, in the first half of June 30, 2013 compared to the first half of 2012.

Borrowed Funds

Interest paid on borrowed funds decreased by $ 0.8 million, or 22.8% from $3.6 million for the three months ended June 30, 2012 to $2.8 million for the three months ended June 30, 2013. The cost of borrowed funds declined from 1.93% during the three months ended June 30, 2012 to 1.39% for the quarter ended June 30, 2013.  Decreases in borrowing rates resulted in a reduction in debt-related interest expenses of $1.1 million, partially offset by a $0.3 million increase in interest expense due to an increase in borrowed funds. Premium amortization on borrowed funds acquired in the BankRI acquisition of $0.9 million and $0.9 million improved the Company’s net interest margin by 8 basis points and 8 basis points, respectively, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Interest paid on borrowed funds decreased by $1.6 million, or 20.9% from $7.5 million for the six months ended June 30, 2013 to $5.9 million for the six months ended June 30, 2013. The cost of borrowed funds declined from 1.93% on a period-over-period basis to 1.54% for the first half of June 30, 2013. Decreases in borrowing rates resulted in a reduction in debt-related interest expenses of $2.0 million, partially offset by a $0.4 million increase in interest expense due to an increase in the balance of borrowed funds. Premium amortization on borrowed funds acquired in the BankRI acquisition of $2.0 million and $1.8 million improved the Company’s net interest margin by 9 basis points and 8 basis points, respectively, in the first half of June 30, 2013 compared to the first half of 2012.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,512	$1,062	$29	2.7%	$2,078	$2,381	$(724)	-30.4%
Commercial	434	5,176	(4,456)	-86.1%	1,596	6,520	(4,637)	-71.1%
Indirect automobile	(136)	249	(383)	-153.8%	(208)	593	(799)	-134.7%
Consumer	497	486	(445)	-91.6%	574	741	(623)	-84.1%
Unallocated	81	(295)	965	-327.1%	147	(310)	1,046	-337.4%
Total provision for loan and lease losses	2,388	6,678	(4,290)	-64.2%	4,187	9,925	(5,737)	-57.8%
Unfunded credit commitments	51	—	48	100.0%	107	—	103	100.0%
Total provision for credit losses	$2,439	$6,678	$(4,242)	-63.5%	$4,294	$9,925	$(5,634)	-56.8%

The provisions for credit losses for the second quarters of 2013 and 2012 were $2.4 million and $6.7 million, respectively. The provisions for credit losses for the six months ended June 2013 and 2012 were $4.3 million and $9.9 million, respectively. The $4.3 million quarter-over-quarter decrease and the $5.7 million period-over-period decrease in the provision for loan and lease losses were due in large part to a $4.2 million provision related to two short-term commercial loans made by BankRI shortly after acquisition in early 2012. The second-quarter 2013 provision for loan and lease losses includes a first-time provision of $0.6 million for post-acquisition deterioration of certain acquired loans and loan pools. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

During the six months ended June 30, 2013, the liability for unfunded credit commitments increased $0.2 million to reflect changes in the estimate of loss exposure associated with credit commitments. This increase increased the provision for credit losses by the same amount during the first six months of 2013. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2013 or 2012.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)

Fees, charges and other income	$3,762	$4,168	$(406)	-9.7%	$7,402	$7,901	$(499)	-6.3%
Loss from investments in affordable housing	(624)	(244)	(380)	155.7%	(936)	(383)	(553)	144.4%
Gain on sales of securities	—	797	(797)	-100.0%	—	797	(797)	-100.0%
Total non-interest income	$3,138	$4,721	$(1,583)	-33.5%	$6,466	$8,315	$(1,849)	-22.2%

Total non-interest income decreased $1.6 million, or 33.5%, from $4.7 million for the three months ended June 30, 2012 to $3.1 million for the three months ended June 30, 2013, and decreased $1.8 million, or 22.2%, from $8.3 million for the six months ended June 30, 2012 to $6.5 million for the six months ended June 30, 2013. The decrease is due, in part, to larger losses from an investment in affordable housing in 2013 and the absence of any gains on sales of securities in the three-month and six-month periods ended June 30, 2013.

Fees, charges and other income are the major sources of non-interest income for the Company and include deposit-related fees, indirect automobile and consumer loan fees, and other service fees. Fees, charges, and other income decreased $0.4 million for the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012, and decreased $0.5 million for the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012. The decrease is due in part to a reduction in deposit-related service charges due to systems conversion and a smaller gain on sales of mortgage loans due to the higher interest-rate environment.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)

Compensation and employee benefits	$16,697	$14,238	$2,459	17.3%	$32,993	$28,926	$4,067	14.1%
Occupancy	2,865	2,503	362	14.5%	5,948	5,179	769	14.8%
Equipment and data processing	4,150	3,632	518	14.3%	8,163	7,275	888	12.2%
Professional services	1,513	2,554	(1,041)	-40.8%	3,014	9,008	(5,994)	-66.5%
FDIC insurance	936	1,230	(294)	-23.9%	1,870	2,150	(280)	-13.0%
Advertising and marketing	768	774	(6)	-0.8%	1,438	1,476	(38)	-2.6%
Amortization of identified intangible assets	1,177	1,271	(94)	-7.4%	2,343	2,554	(211)	-8.3%
Other	2,709	2,419	290	12.0%	5,816	4,501	1,315	29.2%
Total non-interest expense	$30,815	$28,621	$2,194	7.7%	$61,585	$61,069	$516	0.8%

Non-interest expense for the three months ended June 30, 2013 increased $2.2 million compared to the year-ago period. The primary driver is an increase of $2.5 million in compensation and employee benefits expense. Non-interest expense for the six months ended June 30, 2013 remained flat as compared to the six months ended June 30, 2012. The increase of $4.1 million in compensation and employee benefits expense and the increase of $1.3 million in other expense were offset by a decrease of $6.0 million in professional services expense.

The efficiency ratio improved due to increased net interest income during the second quarter of 2013. The efficiency ratio increased from 60.28% for the three-month period ending June 30, 2012 to 63.53% for the three-month period ending June 30, 2013, primarily as a result of costs associated with the Company’s infrastructure build, which is now entering its final stages. The efficiency ration remained flat for the six-month period ending June 30, 2012 when compared to the six-month period ending June 30, 2013 and decreased from 65.48% for the three-month period ending March 31, 2013 to 63.53% for the three-month period ending June 30, 2013.

Compensation and employee benefit expense for the three months ended June 30, 2013 increased $2.5 million, or 17.3% as compared to the same period in 2012. Comparing the six-month period ended June 30, 2013 and June 30, 2012, the expense increased $4.1 million, or 14.1%. The increase was a result of the addition of loan officers and other individuals in key support areas of the Company including the Loan Review, Credit Administration, Compliance, Human Resources, Legal and Finance functions. The additions to staff are needed to support systems conversions and to further the Company’s infrastructure build.

Equipment and data processing expense for the three months ended June 30, 2013 increased $0.5 million, or 14.3%, as compared to the same period in 2012. The increase was mainly due to one-time costs incurred in conjunction with BankRI’s core systems conversion in the second quarter of 2013. While the Company incurred additional expenses in both six-month periods ended June 30, 2013 and June 30, 2012 due to BankRI’s core systems conversion in the second quarter of 2013 and First Ipswich’s core systems conversion in the first quarter of 2012, equipment and data processing expenses for the six months ended June 30, 2013 increased $0.9 million, or 12.2%, as compared to six months ended June 30, 2012. The increase was, in part, due to continuous upgrades in data processing and purchases of equipment.

Professional services expense for the three months ended June 30, 2013 decreased $1.0 million, or 40.8% as compared to the same period in 2012. Comparing the six-month period ended June 30, 2013 and June 30, 2012, the expense decreased $6.0 million, or 66.5%. The decrease was largely a result of reduced costs for integration activities, systems conversions, and bank charter conversion expense.

Other expense increased $0.3 million and $1.3 million, respectively, for the three months and six months ended June 30, 2013 and 2012. The increase was due in part to increased expenses for repossessed assets, telecommunications, printing and marketing.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)

Income before provision for income taxes	$15,247	$12,181	$3,066	25.2%	$29,617	$23,713	$5,904	24.9%
Provision for income taxes	5,382	4,398	984	22.4%	10,511	9,296	1,215	13.1%
Net income	$9,865	$7,783	$2,082	26.8%	$19,106	$14,417	$4,689	32.5%

Effective tax rate	35.3%	36.1%	N/A	-2.2%	35.5%	39.2%	N/A	-9.5%

The Company recorded income tax expense of $5.4 million for the three months ended June 30, 2013, compared to $4.4 million for the three months ended June 30, 2012, representing total effective tax rates of 35.3% and 36.1%, respectively. On a year-to-date basis, the Company recorded income tax expense of $10.5 million for the first six months of 2013, compared to $9.3 million for the first six months of 2012, representing total effective tax rates of 35.5% and 39.2%, respectively.

The decrease in the effective state and federal tax rate for the three months and six months ended June 30, 2013 is primarily due to the non-deductibility of $1.4 million of the $5.4 million in professional fees incurred related to the BankRI acquisition.

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

Deposits, which are considered the most stable source of liability liquidity, totaled $3.7 billion at June 30, 2013, and represented 71.7% of total funding (the sum of total deposits, total borrowings, and stockholders’ equity), compared to deposits of $3.6 billion, or 71.2% of total funding, at December 31, 2012. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $2.7 billion at June 30, 2013 and represented 73.4% of total deposits, compared to core deposits of $2.6 billion, or 72.0% of total deposits, at December 31, 2012. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $830.1 million at June 30, 2013, representing 16.3% of total funding, compared to $854.0 million, or 16.8% of total funding, at December 31, 2012. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At June 30, 2013, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.1 billion, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% and 30% of total assets. At June 30, 2013, cash and equivalents and available-for-sale securities totaled $579.0 million, or 11.3% of total assets. This compares to $598.4 million, or 11.6% of total assets at December 31, 2012.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2013	At December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$58,665	$85,726
Commercial	76,949	67,857
Residential mortgage	6,174	8,726
Unadvanced portion of loans and leases	519,808	421,143
Unused lines of credit:
Home equity	187,754	165,936
Other consumer	5,804	4,017
Other commercial	972	965
Unused letters of credit:
Financial standby letters of credit	19,730	19,887
Performance standby letters of credit	2,916	2,916
Commercial and similar letters of credit	158	112
Back-to-back interest-rate swaps	23,021	33,221

Capital Resources

At June 30, 2013, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At June 30, 2013:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$471,509	9.47%	$199,159	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	471,509	11.23%	167,946	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	516,680	12.31%	335,779	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$298,867	9.59%	124,658	4.00%	155,822	5.00%
Tier 1 risk-based capital ratio	(2)	298,867	10.69%	111,830	4.00%	167,746	6.00%
Total risk-based capital ratio	(3)	333,844	11.94%	223,681	8.00%	279,601	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$142,449	8.92%	63,878	4.00%	79,848	5.00%
Tier 1 risk-based capital ratio	(2)	142,449	11.83%	48,165	4.00%	72,248	6.00%
Total risk-based capital ratio	(3)	150,208	12.48%	96,287	8.00%	120,359	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$29,965	10.02%	11,962	4.00%	14,953	5.00%
Tier 1 risk-based capital ratio	(2)	29,965	13.80%	8,686	4.00%	13,028	6.00%
Total risk-based capital ratio	(3)	31,062	14.31%	17,365	8.00%	21,706	10.00%

At December 31, 2012:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.44%	$197,094	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.85%	171,481	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.83%	342,909	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.29%	$121,725	4.00%	$152,156	5.00%
Tier 1 risk-based capital ratio	(2)	282,706	9.78%	115,626	4.00%	173,439	6.00%
Total risk-based capital ratio	(3)	318,629	11.02%	231,310	8.00%	289,137	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$136,100	8.50%	$64,047	4.00%	$80,059	5.00%
Tier 1 risk-based capital ratio	(2)	136,100	11.54%	47,175	4.00%	70,763	6.00%
Total risk-based capital ratio	(3)	141,171	11.97%	94,350	8.00%	117,937	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.72%	$12,020	4.00%	$15,025	5.00%
Tier 1 risk-based capital ratio	(2)	29,209	13.24%	8,824	4.00%	13,237	6.00%
Total risk-based capital ratio	(3)	30,168	13.68%	17,642	8.00%	22,053	10.00%

(1)         Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)         Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)         Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

The Dodd-Frank Consumer Protection and Wall Street Reform Act (the “Dodd-Frank Act”) requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-

Frank Act. The Company must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust-preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses will be included in the calculation of the Company’s regulatory capital.

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

Asset/Liability Management

Market risk and interest-rate risk management is governed by the Company’s Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define the Company’s tolerance for interest-rate risk. The ALCO and Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company’s potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, and the market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves, and general market volatility.

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at June 30, 2013 or December 31, 2012. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company’s interest-rate risk position is measured using both income simulation and interest-rate sensitivity “gap” analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at June 30, 2013.

At June 30, 2013, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate shocks on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income
	over Twelve-Month Horizon Beginning
	June 30, 2013		March 31, 2013		June 30, 2012
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)

Up 200%	$1,848	1.07%	$1,635	0.93%	$3,515	2.13%
Up 100%	803	0.47%	687	0.39%	1,675	1.02%
Down 100%	(2,201)	-1.28%	(2,193)	-1.25%	489	0.30%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2013, the Company’s one-year cumulative gap was a negative $618.2 million, or negative 12.0% of total assets, compared with a negative $502.3 million, or 9.8% of total assets at December 31, 2012 and a negative $486.5 million, or 9.8% of total assets at June 30, 2012.

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

Item 1A. Risk Factors

In addition to the risk factor discussed below and other information set forth in this report, you should carefully consider the factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012.

We will become subject to more stringent capital requirements.

The Dodd-Frank Consumer Protection and Wall Street Reform Act (the “Dodd-Frank Act”) requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust-preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1	Form of Change in Control Agreement dated June 26, 2013 incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2013.

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101***

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2013 and 2012.

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

BROOKLINE BANCORP, INC.

Date: August 9, 2013	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Chief Financial Officer and Treasurer
(Principal Financial Officer)