Form 10-Q
period 2013-09-30
BROOKLINE BANCORP INC
filed 2013-11-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 8, 2013, the number of shares of common stock, par value $0.01 per share, outstanding was 70,160,550.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	At September 30, 2013	At December 31, 2012
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$37,220	$78,441
Short-term investments	58,195	38,656
Total cash and cash equivalents	95,415	117,097
Investment securities available-for-sale (amortized cost of $488,551 and $475,946, respectively)	480,402	481,323
Investment securities held-to-maturity (fair value of $500 and $502, respectively)	500	500
Total investment securities	480,902	481,823
Loans held-for-sale	200	3,233
Loans and leases:
Commercial real estate loans	2,118,460	2,005,963
Commercial loans and leases	965,926	847,455
Indirect automobile loans	440,949	542,344
Consumer loans	774,142	779,950
Total loans and leases	4,299,477	4,175,712
Allowance for loan and lease losses	(46,390)	(41,152)
Net loans and leases	4,253,087	4,134,560
Restricted equity securities	66,627	68,661
Premises and equipment, net of accumulated depreciation and amortization of $42,870 and $38,985, respectively	79,504	70,791
Deferred tax asset	34,322	27,197
Goodwill, net	137,890	137,890
Identified intangible assets, net of accumulated amortization of $21,767 and $18,272, respectively	18,015	21,510
Other real estate owned and repossessed assets, net	1,319	1,491
Other assets	68,948	83,281
Total assets	$5,236,229	$5,147,534

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$667,181	$623,274
Interest-bearing deposits:
NOW accounts	204,164	212,858
Savings accounts	512,393	515,367
Money market accounts	1,403,881	1,253,819
Certificate of deposit accounts	950,359	1,010,941
Total interest-bearing deposits	3,070,797	2,992,985
Total deposits	3,737,978	3,616,259
Borrowed funds:
Advances from the FHLBB	784,740	790,865
Other borrowed funds	44,062	63,104
Total borrowed funds	828,802	853,969
Mortgagors’ escrow accounts	8,008	6,946
Accrued expenses and other liabilities	42,820	54,551
Total liabilities	4,617,608	4,531,725

Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares and 75,749,825 shares issued, respectively	757	757
Additional paid-in capital	616,968	618,426
Retained earnings, partially restricted	63,210	53,358
Accumulated other comprehensive (loss) income	(4,900)	3,483
Treasury stock, at cost; 5,154,327 shares and 5,373,733 shares, respectively	(59,576)	(62,107)
Unallocated common stock held by ESOP; 302,229 shares and 333,918 shares, respectively	(1,648)	(1,820)
Total Brookline Bancorp, Inc. stockholders’ equity	614,811	612,097
Noncontrolling interest in subsidiary	3,810	3,712
Total equity	618,621	615,809
Total liabilities and equity	$5,236,229	$5,147,534

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$48,462	$53,271	$148,525	$153,049
Debt securities	2,041	1,949	5,827	6,719
Short-term investments	22	71	72	166
Marketable and restricted equity securities	298	103	911	291
Total interest and dividend income	50,823	55,394	155,335	160,225

Interest expense:
Deposits	4,637	5,375	14,214	16,355
Borrowed funds and subordinated debt	2,774	3,608	8,677	11,065
Total interest expense	7,411	8,983	22,891	27,420

Net interest income	43,412	46,411	132,444	132,805
Provision for credit losses	2,748	2,862	7,042	12,787
Net interest income after provision for credit losses	40,664	43,549	125,402	120,018

Non-interest income:
Fees, charges and other income	4,011	3,858	11,412	11,759
Loss from investments in affordable housing projects	(558)	(73)	(1,494)	(455)
Gain on sales of securities	—	—	—	797
Total non-interest income	3,453	3,785	9,918	12,101

Non-interest expense:
Compensation and employee benefits	15,591	14,664	48,586	43,590
Occupancy	3,312	2,673	9,260	7,852
Equipment and data processing	4,061	4,136	12,423	11,548
Professional services	1,329	1,932	4,343	10,939
FDIC insurance	508	973	2,378	3,123
Advertising and marketing	758	689	2,196	2,166
Amortization of identified intangible assets	1,154	1,271	3,495	3,825
Other	2,840	4,098	8,459	8,464
Total non-interest expense	29,553	30,436	91,140	91,507

Income before provision for income taxes	14,564	16,898	44,180	40,612
Provision for income taxes	4,645	5,176	15,156	14,473
Net income before noncontrolling interest in subsidiary	9,919	11,722	29,024	26,139

Less net income attributable to noncontrolling interest in subsidiary	490	321	1,292	860
Net income attributable to Brookline Bancorp, Inc.	$9,429	$11,401	$27,732	$25,279

Earnings per common share:
Basic	$0.14	$0.16	$0.40	$0.36
Diluted	0.13	0.16	0.40	0.36

Weighted average common shares outstanding during the period:
Basic	69,830,953	69,716,283	69,789,737	69,682,741
Diluted	69,913,765	69,754,473	69,860,722	69,718,072

Dividends declared per common share	$0.085	$0.085	$0.255	$0.255

 See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$9,919	$11,722	$29,024	$26,139

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains excluding non-credit gain on impairment of securities	(735)	2,592	(13,526)	3,394
Non-credit gain on impairment of securities	—	—	—	34
Income tax benefit (expense)	276	(992)	5,137	(1,303)
Net unrealized securities holding (losses) gains before reclassification adjustments	(459)	1,600	(8,389)	2,125
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	—	—	—	797
Income tax expense	—	—	—	(282)
Net reclassification adjustments for securities gains included in net income	—	—	—	515
Net unrealized securities holding (losses) gains	(459)	1,600	(8,389)	1,610

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—	8	(10)
Income tax (expense) benefit	—	—	(2)	6
Net adjustment of accumulated obligation for postretirement benefits	—	—	6	(4)

Net other comprehensive (loss) income	(459)	1,600	(8,383)	1,606

Comprehensive income	9,460	13,322	20,641	27,745
Net income attributable to noncontrolling interest in subsidiary	490	321	1,292	860
Comprehensive income attributable to Brookline Bancorp, Inc.	$8,970	$13,001	$19,349	$26,885

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

Net income attributable to Brookline Bancorp, Inc.	—	—	27,732	—	—	—	27,732	—	27,732

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,292	1,292

Other comprehensive loss	—	—	—	(8,383)	—	—	(8,383)	—	(8,383)

Common stock dividends of $0.255 per share	—	—	(17,880)	—	—	—	(17,880)	—	(17,880)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,194)	(1,194)

Compensation under recognition and retention plan	—	1,073	—	—	—	—	1,073	—	1,073

Restricted stock awards issued, net of awards surrendered	—	(2,531)	—	—	2,531	—	—	—	—

Common stock held by ESOP committed to be released (31,689 shares)	—	—	—	—	—	172	172	—	172

Balance at September 30, 2013	$757	$616,968	$63,210	$(4,900)	$(59,576)	$(1,648)	$614,811	$3,810	$618,621

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Equity (Continued)

Nine Months Ended September 30, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

Net income attributable to Brookline Bancorp, Inc.	—	—	25,279	—	—	—	25,279	—	25,279

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	860	860

Issuance of shares of common stock (10,997,840 shares)	110	92,712	—	—	—	—	92,822	—	92,822

Other comprehensive income	—	—	—	1,606	—	—	1,606	—	1,606

Common stock dividends of $0.255 per share	—	—	(17,821)	—	—	—	(17,821)	—	(17,821)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—

Compensation under recognition and retention plan	—	293	—	—	—	—	293	(5)	288

Common stock held by ESOP committed to be released (33,219 shares)	—	—	—	—	—	181	181	—	181

Balance at September 30, 2012	$754	$618,176	$47,451	$3,569	$(62,107)	$(1,881)	$605,962	$4,255	$610,217

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP. INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$27,732	$25,279
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,292	860
Provision for credit losses	7,042	12,787
Origination of loans and leases to be sold	(25,118)	(65,252)
Proceeds from loans and leases sold	28,798	68,208
Deferred income tax expense	(1,985)	(2,984)
Depreciation of premises and equipment	4,587	2,696
Amortization of securities premiums and discounts, net	2,564	3,549
Amortization of deferred loan and lease origination costs, net	7,749	7,606
Amortization of identified intangible assets	3,495	3,825
Accretion of acquisition fair value adjustments, net	(5,518)	(9,411)
Gain on sales of investment securities	—	(797)
Gains on sales of loans held for sale	(647)	(434)
Losses on sales of other real estate owned and repossessed assets	35	41
Write-down of other real estate owned and repossessed assets	188	60
Compensation under recognition and retention plans	1,073	288
Loss on investments in affordable housing projects	1,494	455
ESOP shares committed to be released	172	181
Net change in:
Cash surrender value of bank-owned life insurance	(824)	(886)
Other assets	13,663	(4,213)
Accrued expenses and other liabilities	(11,858)	(2,479)
Net cash provided from operating activities	53,934	39,379

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	157,225
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	108,940	158,144
Purchases of investment securities available-for-sale	(124,106)	(251,765)
Proceeds from redemption of restricted equity securities	2,108	2,003
Purchases of restricted equity securities	(74)	(15,505)
Purchases of investment securities held-to-maturity	—	(500)
Net increase in loans and leases	(137,775)	(297,966)
Acquisitions, net of cash and cash equivalents acquired	—	(89,258)
Monies in escrow — Bancorp Rhode Island, Inc. acquisition	—	112,983
Purchase of premises and equipment	(13,763)	(24,126)
Sale of premises and equipment	330	—
Proceeds from sales of other real estate owned and repossessed assets	7,948	145
Net cash used for investing activities	(156,392)	(248,620)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	182,301	233,824
Decrease in certificates of deposit	(60,929)	(50,529)
Proceeds from FHLBB advances	2,165,600	2,300,774
Repayment of FHLBB advances	(2,169,090)	(2,305,682)
Repayment of subordinated debt	(3,000)	—
(Decrease) increase in other borrowed funds	(16,094)	19,012
Increase in mortgagors’ escrow accounts	1,062	553
Payment of dividends on common stock	(17,880)	(17,821)
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,194)	(914)
Net cash provided from financing activities	80,776	179,217

Net decrease in cash and cash equivalents	(21,682)	(30,024)
Cash and cash equivalents at beginning of period	117,097	106,296
Cash and cash equivalents at end of period	$95,415	$76,272

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$26,345	$32,018
Income taxes	14,990	17,055
Non-cash investing activities:
Transfer from loans to other real estate owned	$7,999	$—
Acquisition of Bancorp Rhode Island, Inc.:
Assets acquired (excluding cash and cash equivalents)	$—	$1,571,817
Liabilities assumed	—	1,481,535

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

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

The Company’s activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small- and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, and Macrolease, which is based in Plainview, New York.

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

At and for the Nine Months Ended September 30, 2013 and 2012

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

(2)       Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of offsetting disclosure requirements in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU No. 2011-11. Effective January 1, 2013, companies are required to disclose (a) gross amounts of recognized assets and liabilities; (b) gross amounts offset in the statement of financial position; (c) net amounts of assets and liabilities presented in the statement of financial position; (d) gross amount subject to enforceable master netting agreement not offset in the statements of financial position; and (e) net amounts after deducting (d) from (c). The disclosure should be presented in tabular format (unless another format is more appropriate) separately for assets and liabilities. The intent of the new disclosure is to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. As required, the Company added relevant disclosure in Note 8, “Derivatives and Hedging Activities.”

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

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends ASC 815 to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. This ASU also eliminates the provision from ASC 815-20-25-6 that prohibits the use of different benchmark rates for similar hedges except in rate and justifiable circumstances. This ASU is effective prospectively for qualifying new hedging relationship entered into on or after July 17, 2013, and for hedging

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

relationship redesignated on or after that day.  As of September 30, 2013, the Company did not have any fair value and cash flow hedges. The adoption of ASU No. 2013-10 did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of unrecognized tax benefits (“UTBs”) when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset (“DTA”) for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: (a) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (b) the entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice).  If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This amendment does not affect the amounts public entities disclose in the tabular reconciliation of the total amounts of UTBs because the tabular reconciliation presents the gross amount of UTBs. This ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. As of September 30, 2013, the Company did not have a UTB. Management will assess the applicability of this ASU after it becomes effective in the first quarter of 2014.

(3)       Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$20,178	$64	$—	$20,242
GSE CMOs	255,658	95	7,422	248,331
GSE MBSs	178,510	2,115	3,475	177,150
Private-label CMOs	4,013	118	34	4,097
SBA commercial loan asset-backed securities	261	—	2	259
Auction-rate municipal obligations	1,900	—	126	1,774
Municipal obligations	1,065	24	—	1,089
Corporate debt obligations	23,103	413	—	23,516
Trust preferred securities and pools	2,607	296	275	2,628
Total debt securities	487,295	3,125	11,334	479,086
Marketable equity securities	1,256	62	2	1,316
Total investment securities available-for-sale	$488,551	$3,187	$11,336	$480,402

Investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

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

At September 30, 2013, the fair value of all securities available-for-sale was $480.4 million and carried a total of $8.1 million of net unrealized losses at the end of the quarter, compared to $5.4 million of net unrealized gains at December 31, 2012. Of the $480.4 million in securities available-for-sale at September 30, 2013, $352.3 million, or 73.3%, of the portfolio, had gross unrealized losses of $11.3 million. This compares to $47.6 million, or 9.9% of the portfolio with gross unrealized losses of $0.6 million at December 31, 2012. The shift from an unrealized gain position to an unrealized loss position over the first nine months of 2013 was driven by rising interest rates.

Investment Securities as Collateral

At September 30, 2013 and December 31, 2012, respectively, $320.6 million and $309.7 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and Federal Home Loan Bank of Boston (“FHLBB”) borrowings. The Company did not have any outstanding FRB borrowings at September 30, 2013 or December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at September 30, 2013 and December 31, 2012 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$190,433	$5,110	$51,296	$2,312	$241,729	$7,422
GSE MBSs	79,020	2,039	26,423	1,436	105,443	3,475
Private-label CMOs	1,145	34	—	—	1,145	34
SBA commercial loan asset-backed securities	39	—	199	2	238	2
Auction-rate municipal obligations	—	—	1,774	126	1,774	126
Trust preferred securities:
Without OTTI loss	—	—	1,998	275	1,998	275
Temporarily impaired debt securities	270,637	7,183	81,690	4,151	352,327	11,334
Marketable equity securities	509	2	—	—	509	2
Total temporarily impaired securities	$271,146	$7,185	$81,690	$4,151	$352,836	$11,336

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$23,910	$55	$—	$—	$23,910	$55
GSE MBSs	19,186	47	235	5	19,421	52
Private-label CMOs	25	—	—	—	25	—
SBA commercial loan asset- backed securities	310	2	—	—	310	2
Auction-rate municipal obligations	—	—	1,976	124	1,976	124
Trust preferred securities and pools:
Without OTTI loss	—	—	1,931	403	1,931	403
Temporarily impaired debt securities	43,431	104	4,142	532	47,573	636
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$43,431	$104	$4,142	$532	$47,573	$636

The Company performs regular analysis on the available-for-sale investment securities portfolio to determine whether a decline in fair value indicates that an investment is OTTI. In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost; projected future cash flows; credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

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

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities that were in an unrealized loss position at September 30, 2013, prior to the recovery of their amortized cost basis. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by of U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks and the Federal Farm Credit Bank. At September 30, 2013, none of those obligations is backed by the full faith and credit of the U.S. Government, except for GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $13.1 million, compared to $10.0 million at December 31, 2012.

At September 30, 2013, the Company held GSE debentures with a total fair value of $20.2 million and a net unrealized gain of less than $0.1 million. At December 31, 2012, the Company held GSE debentures with a total fair value of $69.8 million and a net unrealized gain of $0.3 million. At September 30, 2013, none of the twelve securities in the Company’s portfolio were in unrealized loss positions. All securities are performing and backed by the implicit or explicit guarantee of the U.S. Government.

At September 30, 2013, the Company held SBA securities with a total fair value of $0.3 million and a net unrealized loss of less than $0.1 million. At December 31, 2012, the Company held GSE debentures with a total fair value of $0.4 million and a net unrealized loss of less than $0.1 million. At September 30, 2013, seven of the nine securities in the Company’s portfolio were in unrealized loss positions, which represented 0.8% of the amortized cost of the securities.  All securities are performing and backed by the implicit or explicit guarantee of the U.S. Government.

At September 30, 2013, the Company held GSE mortgage-related securities with a total fair value of $425.5 million and a net unrealized loss of $8.7 million. This compares to a total fair value of $386.6 million and a net unrealized gain of $5.0 million at December 31, 2012. During the nine months ended September 30, 2013, the Company purchased $111.4 million in GSE CMOs and GSE MBSs to reinvest cash from matured securities. This compares to a total of $252.3 million during the same period in 2012. At September 30, 2013, 80 of the 235 securities in the Company’s portfolio were in unrealized loss positions, which represented 3.0% of the amortized cost of the securities.  All securities are performing and backed by the implicit or explicit guarantee of the U.S. Government.

Private-Label CMOs

At September 30, 2013, the Company held private-issuer CMO-related securities with a total fair value of $4.1 million and a net unrealized gain of less than $0.1 million. At December 31, 2012, the Company held private-issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million. At September 30, 2013, two of the eleven securities in the Company’s portfolio were in unrealized loss positions, which represented 2.9% of the amortized cost of the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

securities. All securities are performing and while one security was downgraded during the third quarter of 2013, the security is in an unrealized gain position as the underlying credit metrics have not deteriorated over the third quarter of 2013.

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

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at September 30, 2013 was $1.8 million, with a corresponding net unrealized loss of $0.1 million. This compares to $2.0 million with a corresponding net unrealized loss of $0.1 million at December 31, 2012. At September 30, 2013, two of the two securities in the Company’s portfolio were in unrealized loss positions, which represented 6.6% of the amortized cost of the securities. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

The Company owns municipal obligations with an estimated fair value of $1.1 million which approximated amortized cost at September 30, 2013. This compares to a total fair value of $1.1 million which also approximated amortized cost at December 31, 2012. At September 30, 2013, none of the two securities in the Company’s portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned ten corporate obligation securities with a total fair value of $23.5 million and total net unrealized gains of $0.4 million at September 30, 2013. This compares to eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of $0.2 million at December 31, 2012. All but one of the securities are investment grade. This non-investment-grade security is currently in an unrealized gain position. At September 30, 2013, none of the ten securities in the Company’s portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, except for one security the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. During the nine months ended September 30, 2013, the Company purchased $12.7 million in corporate obligations. The Company did not purchase any corporate obligations in the same period in 2012.

Trust Preferred Securities and Trust Preferred Pools

Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as trust preferred pools (“PreTSLs”). When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At September 30, 2013, the Company owned three trust preferred securities and two PreTSL pools with a total fair value of $2.6 million which approximate amortized costs. This compares to three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.3 million at December 31, 2012. At September 30, 2013, three of the five securities in the Company’s portfolio were in unrealized loss positions, which represents 12.1% of the amortized cost of the securities. The Company monitors these pools closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred securities.

At September 30, 2013, one PreTSL received a $0.2 million principal and interest payment. This payment, which was reported in non-interest income, was applied to the amortized cost with the remainder applied to gains on other assets in accordance with the cost recovery method. The payment completely paid down the amortized cost of this security and future

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

payments will be recognized as gains on other assets The other PreTSL was designated “PreTSL B.” The Company monitors this pool closely for impairment due to a history of defaults experienced on the part of the banks underlying the trust preferred security. The following tables summarize the pertinent information at September 30, 2013 that was considered in determining whether OTTI existed on this PreTSL.

	At September 30, 2013
	Class	Deferrals/ Defaults/ Losses to Date (1)	Estimated Total Remaining Projected Defaults (2)	Estimated Excess Subordination (3)	Lowest Credit Rating to Date (4)	Current Credit Rating (5)
PreTSL B	A-1	25%	16%	42%	CCC	B

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

(4)         Lower of S&P and Moody’s.

(5)         The Company reviewed credit ratings provided by S&P and Moody’s in 2013 in its evaluation of issuers.

	September 30, 2013
			Gross		Total Cumulative OTTI
	Current Par	Amortized Cost (1)	Unrealized Gain/(Loss)	Fair Value	Credit- Related	Credit and Non-Credit
	(In Thousands)
PreTSL B	$818	$813	$(25)	$788	$—	$—

(1)         The amortized cost reflects previously recorded credit-related OTTI charges recognized in earnings for the applicable securities.

In performing the analysis for OTTI impairment on the PreTSLs, expected future cash flow scenarios for each pool were considered under varying levels of severity for assumptions including future delinquencies, recoveries and prepayments. The Company also considered its relative seniority within the pools and any excess subordination. The Company’s OTTI assessment for the three months ended September 30, 2013 was as follows:

PreTSL B has experienced $86.0 million in deferrals/defaults, or 25.2% of the security’s underlying collateral, to date. During the third quarter of 2013, there was no change in the deferral or default schedules and no further rating actions. Based on the security’s future expected cash flows and after factoring in projected defaults of 15.7% over its remaining life, the security’s current amortized cost (99.5% of current par), $108.0 million in excess subordination (42.2% of outstanding performing collateral) and the Company’s intent and ability to hold the security until recovery, Management believes that no OTTI is warranted at this time.

At September 30, 2013, there is no OTTI recognized in other comprehensive income on these securities.

Marketable Equity Securities

At September 30, 2013, the Company owned marketable equity securities with a fair value of $1.3 million, including net unrealized gains of less than $0.1 million. This compares to a fair value of $1.3 million and net unrealized gains of $0.1 million at December 31, 2012. At September 30, 2013 one out of the total four securities in the Company’s portfolio was in an unrealized loss position, which represents 0.4% of the amortized cost of the securities.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Portfolio Maturities

The maturities of the investments in debt securities are as follows at the dates indicated:

	At September 30, 2013			At December 31, 2012
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$20,288	$20,347	1.31%	$59,396	$59,736	1.20%
After 1 year through 5 years	36,108	37,055	2.78%	25,249	25,579	1.61%
After 5 years through 10 years	48,309	49,428	2.62%	50,283	52,557	3.29%
Over 10 years	382,590	372,256	1.93%	339,769	342,114	1.93%
	$487,295	$479,086	2.04%	$474,697	$479,986	1.97%
Investment securities held-to-maturity:
Within 1 year	$500	$500	1.99%	$—	$—	—%
After 1 year through 5 years	—	—	—%	500	502	1.99%
After 5 years through 10 years	—	—	—%	—	—	—%
Over 10 years	—	—	—%	—	—	—%
	$500	$500	1.99%	$500	$502	1.99%

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At September 30, 2013, there were no remaining callable GSE securities in the investment portfolio. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

There were no security sales during the nine-month period ended September 30, 2013.

Nine Months Ended September 30, 2012
(In Thousands)
Sales of debt securities	$157,225
Gross gains from sales	964
Gross losses from sales	167

Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

(4)                     Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2013
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$1,035,394	4.33%	$365,375	4.46%	$1,400,769	4.36%
Multi-family mortgage	523,340	4.33%	76,261	4.71%	599,601	4.38%
Construction	106,436	3.98%	11,654	4.28%	118,090	4.01%
Total commercial real estate loans	1,665,170	4.31%	453,290	4.50%	2,118,460	4.35%
Commercial loans and leases:
Commercial	290,951	3.62%	118,425	4.62%	409,376	3.91%
Equipment financing	480,387	7.15%	32,958	6.63%	513,345	7.12%
Condominium association	43,205	4.77%	—	—%	43,205	4.77%
Total commercial loans and leases	814,543	5.76%	151,383	5.06%	965,926	5.65%
Indirect automobile loans	440,949	5.05%	—	—%	440,949	5.05%
Consumer loans:
Residential mortgage	385,680	3.67%	126,155	4.04%	511,835	3.76%
Home equity	121,353	3.40%	133,535	3.91%	254,888	3.67%
Other consumer	6,074	5.88%	1,345	14.25%	7,419	7.40%
Total consumer loans	513,107	3.63%	261,035	4.03%	774,142	3.77%
Total loans and leases	$3,433,769	4.65%	$865,708	4.44%	$4,299,477	4.60%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

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

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 40.5% of which is in the greater New York/New Jersey metropolitan area and 59.5% of which is in other areas in the United States of America.

Residential mortgage loans held-for-sale were $0.2 million and $3.2 million at September 30, 2013 and December 31, 2012, respectively.

Accretable Yield for the Acquired Loan Portfolio

The following tables summarize activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$52,182	$68,656	$57,812	$(1,369)
Acquisitions	—	—	—	81,503
Reclassification from nonaccretable difference for loans with improved cash flows	1,537	1,200	6,913	1,200
Accretion	(5,029)	(7,632)	(16,035)	(19,110)
Balance at end of period	$48,690	$62,224	$48,690	$62,224

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Subsequent to acquisition, management quarterly reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management then compares this reforecast to the original estimates to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the nine months ended September 30, 2013 and 2012, accretable yield adjustments totaling $6.9 million and $1.2 million, respectively were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $8.2 million and $14.6 million at September 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at September 30, 2013.

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Balance at beginning of period	$4,083	$16,428
Acquired loans	—	2,848
New loans granted during the period	498	140
Advances on lines of credit	6,163	540
Repayments	(887)	(14,300)
Loans reclassified as insider loans	10,753	—
Balance at end of period	$20,610	$5,656

Unfunded commitments on extensions of credit to insiders totaled $2.6 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively.

Recourse Obligations

As a result of the acquisition of BankRI, the Company has a recourse obligation under a lease sale agreement for up to 8.0% of the original sold balance of approximately $9.8 million relating to the lease portfolio of BankRI’s subsidiary Macrolease. Historically, delinquency rates for this lease portfolio have been significantly less than 8.0%; the rate at September 30, 2013 was 1.19%. At September 30, 2013, a liability for the recourse obligation was included in the Company’s unaudited consolidated financial statements.

Loans and Leases Pledged as Collateral

At September 30, 2013 and December 31, 2012, respectively, $1.3 billion and $1.5 billion of loans and leases were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Company did not have any outstanding FRB borrowings at September 30, 2013 or December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

(5)                     Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281
Charge-offs	(7)	(219)	(510)	(167)	—	(903)
Recoveries	—	62	116	104	—	282
Provision for loan and lease losses	447	2,036	15	179	53	2,730
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

	Three Months Ended September 30, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431
Charge-offs	—	(1,276)	(423)	(108)	—	(1,807)
Recoveries	38	97	122	11	—	268
Provision (credit) for loan and lease losses	1,187	1,453	235	429	(283)	3,021
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

	Nine Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(943)	(1,190)	(373)	—	(2,594)
Recoveries	4	326	395	190	—	915
Provision (credit) for loan and lease losses	2,525	3,632	(193)	753	200	6,917
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2012
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

The liability for unfunded credit commitments, which is included in other liabilities, was $0.9 million and $0.8 million at September 30, 2013 and December 31, 2012, respectively. During the nine-month period ended September 30, 2013, the liability for unfunded credit commitments increased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in nine-month period ended September 30, 2013.

The liability for unfunded credit commitments, which is included in other liabilities, was $0.7 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively. During the nine-month period ended September 30, 2012, the liability for unfunded credit commitments decreased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the nine-month period ended September 30, 2012.

Provision for Credit Losses

The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Provisions for loan and lease losses:
Commercial real estate	$447	$1,187	$2,525	$3,568
Commercial	2,036	1,453	3,632	7,973
Indirect automobile	15	235	(193)	828
Consumer	179	429	753	1,170
Unallocated	53	(283)	200	(593)
Total provision for loan and lease losses	2,730	3,021	6,917	12,946
Unfunded credit commitments	18	(159)	125	(159)
Total provision for credit losses	$2,748	$2,862	$7,042	$12,787

Procedure for Placing Loans and Leases on Nonaccrual

Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management’s judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of six consecutive months of performance has been achieved.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

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

General Allowance

The general allowance for loan and lease losses was $42.0 million at September 30, 2013, compared to $36.9 million at December 31, 2012. The general portion of the allowance for loan and lease losses increased by $5.1 million during the nine months ended September 30, 2013, in part as a result of growth in the commercial real estate and equipment financing portfolios partially offset by the decrease in the indirect auto portfolios.

Specific Allowance

The specific allowance for loan and lease losses was $1.6 million at September 30, 2013, compared to $1.7 million at December 31, 2012. The specific allowance decreased by $0.1 million during the nine months ended September 30, 2013, largely as a result of a large commercial real estate loan payoff, offset by an increase in specific reserves on the equipment financing portfolio.

Unallocated Allowance

The unallocated allowance for loan and lease losses was $2.8 million at September 30, 2013, compared to $2.6 million at December 31, 2012. The unallocated portion of the allowance for loan and lease losses increased by $0.2 million during the nine months ended September 30, 2013, largely as a result of a change in the mix of the loan portfolio and organic loan growth.

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

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company’s independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For the indirect automobile portfolio, the Company primarily relies on payment status for monitoring credit risk while for residential mortgage and home equity portfolios loan-to-value ratios are used as the primary credit quality indicator.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The ratings categories used for assessing credit risk in the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:

1-4 Rating — Pass

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

8 Rating — Definite Loss

Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectable and of such little value that continuation as active assets of the Company is not warranted.

Assets rated as “OAEM,” “substandard” or “doubtful” based on criteria established under banking regulations are collectively referred to as “criticized” assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Credit Quality Information

The following tables present the recorded investment in total loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at September 30, 2013 by credit quality indicator.

	At September 30, 2013
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,026,840	$522,435	$106,436	$288,183	$474,254	$43,202	$6,074
OAEM	7,587	374	—	937	1,292	—	—
Substandard	967	531	—	113	4,808	3	—
Doubtful	—	—	—	1,718	33	—	—
Total originated	$1,035,394	$523,340	$106,436	$290,951	$480,387	$43,205	$6,074

Acquired:
Loan rating:
Pass	$350,212	$72,649	$10,950	$106,996	$32,751	$—	$1,334
OAEM	4,892	1,132	704	3,606	88	—	—
Substandard	10,032	2,480	—	7,596	119	—	11
Doubtful	239	—	—	227	—	—	—
Total acquired	$365,375	$76,261	$11,654	$118,425	$32,958	$—	$1,345

Total loans by class	$1,400,769	$599,601	$118,090	$409,376	$513,345	$43,205	$7,419

	Indirect Automobile
	(In Thousands)	(in %)
Originated:
Credit score:
Over 700	$365,873	83.0%
661-700	59,192	13.4%
660 and below	14,132	3.2%
Data not available	1,752	0.4%
	$440,949	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	Residential Mortgage		Home Equity
	(In Thousands)	(In %)	(In Thousands)	(In %)
Originated:
Loan-to-value ratio:
Less than 50%	$94,027	18.4%	$75,635	29.6%
50% - 69%	143,971	28.1%	25,435	10.0%
70% - 79%	122,355	23.9%	15,211	6.0%
80% and over	22,453	4.4%	4,309	1.7%
Data not available	2,874	0.6%	763	0.3%
Total originated	$385,680	75.4%	$121,353	47.6%

Acquired:
Loan-to-value ratio:
Less than 50%	$24,316	4.7%	$88,251	34.6%
50% - 69%	44,650	8.7%	27,001	10.6%
70% - 79%	34,210	6.7%	16,179	6.3%
80% and over	21,284	4.2%	1,425	0.6%
Data not available	1,695	0.3%	679	0.3%
Total acquired	$126,155	24.6%	$133,535	52.4%

Total loans	$511,835	100.0%	$254,888	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2012 by credit quality indicator.

	At December 31, 2012
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$863,901	$504,883	$80,913	$227,201	$359,064	$44,179	$6,093
OAEM	5,686	146	—	1,196	2,979	—	—
Substandard	1,965	988	—	502	4,213	8	29
Doubtful	—	—	—	1,993	41	—	—
Total originated	$871,552	$506,017	$80,913	$230,892	$366,297	$44,187	$6,122

Acquired:
Loan rating:
Pass	$409,725	$93,058	$17,186	$140,589	$54,175	$—	$1,157
OAEM	2,740	2,439	—	1,344	286	—	—
Substandard	17,216	5,019	98	8,635	233	—	—
Doubtful	—	—	—	817	—	—	—
Total acquired	$429,681	$100,516	$17,284	$151,385	$54,694	$—	$1,157

Total loans by class	$1,301,233	$606,533	$98,197	$382,277	$420,991	$44,187	$7,279

	Indirect Automobile
	(In Thousands)	(in %)
Originated:
Credit score:
Over 700	$454,056	83.7%
661-700	69,319	12.8%
660 and below	16,934	3.1%
Data not available	2,035	0.4%
	$542,344	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	Residential Mortgage		Home Equity
	(In Thousands)	(in %)	(In Thousands)	(in %)
Originated:
Loan-to-value ratio:
Less than 50%	$86,659	17.0%	$50,398	19.3%
50% - 69%	142,172	27.8%	25,284	9.7%
70% - 79%	111,234	21.8%	16,523	6.3%
80% and over	27,858	5.4%	6,042	2.3%
Data not available	172	—%	1,436	0.5%
Total originated	$368,095	72.0%	$99,683	38.1%

Acquired:
Loan-to-value ratio:
Less than 50%	$23,398	4.6%	$28,401	10.9%
50% - 69%	42,214	8.2%	39,385	15.1%
70% - 79%	42,748	8.4%	33,044	12.6%
80% and over	31,614	6.2%	34,267	13.1%
Data not available	3,040	0.6%	26,782	10.2%
Total acquired	$143,014	28.0%	$161,879	61.9%

Total loans	$511,109	100.0%	$261,562	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at September 30, 2013 and December 31, 2012.

	At September 30, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$999	$924	$43	$1,966	$1,033,428	$1,035,394	$—	$527
Multi-family mortgage	—	—	—	—	523,340	523,340	—	531
Construction	—	—	—	—	106,436	106,436	—	—
Total commercial real estate loans	999	924	43	1,966	1,663,204	1,665,170	—	1,058
Commercial loans and leases:
Commercial	390	13	1,725	2,128	288,823	290,951	—	1,737
Equipment financing	2,441	1,302	2,115	5,858	474,529	480,387	668	4,066
Condominium association	—	—	—	—	43,205	43,205	—	3
Total commercial loans and leases	2,831	1,315	3,840	7,986	806,557	814,543	668	5,806
Indirect automobile	5,219	756	195	6,170	434,779	440,949	—	195
Consumer loans:
Residential mortgage	142	—	533	675	385,005	385,680	—	1,654
Home equity	—	—	—	—	121,353	121,353	—	74
Other consumer	9	8	—	17	6,057	6,074	—	3
Total consumer loans	151	8	533	692	512,415	513,107	—	1,731
Total originated loans and leases	$9,200	$3,003	$4,611	$16,814	$3,416,955	$3,433,769	$668	$8,790

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	At September 30, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$1,526	$240	$4,829	$6,595	$358,780	$365,375	$4,220	$610
Multi-family mortgage	—	—	1,561	1,561	74,700	76,261	1,561	133
Construction	390	—	—	390	11,264	11,654	—	—
Total commercial real estate loans	1,916	240	6,390	8,546	444,744	453,290	5,781	743

Commercial loans and leases:
Commercial	1,073	604	2,676	4,353	114,072	118,425	1,907	3,010
Equipment financing	141	29	86	256	32,702	32,958	71	50
Total commercial loans and leases	1,214	633	2,762	4,609	146,774	151,383	1,978	3,060
Consumer loans:
Residential mortgage	140	231	5,875	6,246	119,909	126,155	4,959	1,084
Home equity	616	811	901	2,328	131,207	133,535	162	1,727
Other consumer	2	2	4	8	1,337	1,345	—	15
Total consumer loans	758	1,044	6,780	8,582	252,453	261,035	5,121	2,826
Total acquired loans and leases	$3,888	$1,917	$15,932	$21,737	$843,971	$865,708	$12,880	$6,629

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	At December 31, 2012
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$1,530	$—	$435	$1,965	$869,587	$871,552	$434	$1,539
Multi-family mortgage	2,410	60	988	3,458	502,559	506,017	—	1,932
Construction	2,354	816	—	3,170	77,743	80,913	—	—
Total commercial real estate loans	6,294	876	1,423	8,593	1,449,889	1,458,482	434	3,471
Commercial loans and leases:
Commercial	26	75	26	127	230,765	230,892	26	1,993
Equipment financing	2,595	1,439	1,618	5,652	360,645	366,297	—	3,817
Condominium association	—	—	—	—	44,187	44,187	—	8
Total commercial loans and leases	2,621	1,514	1,644	5,779	635,597	641,376	26	5,818
Indirect automobile	5,592	923	99	6,614	535,730	542,344	1	99
Consumer loans:
Residential mortgage	—	—	1,059	1,059	367,036	368,095	27	2,008
Home equity	—	—	33	33	99,650	99,683	—	58
Other consumer	—	2	5	7	6,115	6,122	5	29
Total consumer loans	—	2	1,097	1,099	472,801	473,900	32	2,095
Total originated loans and leases	$14,507	$3,315	$4,263	$22,085	$3,094,017	$3,116,102	$493	$11,483

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	At December 31, 2012
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$2,911	$—	$7,289	$10,200	$419,481	$429,681	$6,616	$2,475
Multi-family mortgage	2,738	395	2,178	5,311	95,205	100,516	1,857	2,301
Construction	—	—	—	—	17,284	17,284	—	—
Total commercial real estate loans	5,649	395	9,467	15,511	531,970	547,481	8,473	4,776
Commercial loans and leases:
Commercial	866	177	4,353	5,396	145,989	151,385	3,503	3,461
Equipment financing	133	21	194	348	54,346	54,694	197	56
Total commercial loans and leases	999	198	4,547	5,744	200,335	206,079	3,700	3,517
Consumer loans:
Residential mortgage	247	121	5,266	5,634	137,380	143,014	3,650	1,796
Home equity	1,582	507	607	2,696	159,183	161,879	321	658
Other consumer	7	—	—	7	1,150	1,157	—	16
Total consumer loans	1,836	628	5,873	8,337	297,713	306,050	3,971	2,470
Total acquired loans and leases	$8,484	$1,221	$19,887	$29,592	$1,030,018	$1,059,610	$16,144	$10,763

Commercial Real Estate Loans — At September 30, 2013, loans outstanding in the three classes within this category expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 32.6%; multi-family mortgage loans — 13.9%; and construction loans — 2.8%.

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

Other factors taken into consideration in establishing the allowance for loan and lease losses for this class were the rate of growth of originated loans, the decrease in originated loans delinquent over 30 days from $8.6 million at December 31, 2012 to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

$2.0 million at September 30, 2013 and the increase in originated criticized loans from $8.8 million at December 31, 2012 to $9.5 million at September 30, 2013. The Company also takes into consideration the impact that the economy, and in particular the housing market, has on the rents and values associated with its apartment and multi-family mortgage loans. The increase in renters versus homeowners has increased multi-family rents. This trend, coupled with historically low capitalization rates, has increased apartment and multi-family property valuations, which, in turn, has increased the number of multi-family properties under development. These increases in multi-family rents and valuations could drop if the demand for rentable housing declines or interest rates rise. For further discussion of criticized loans, see “Credit Quality Assessment” section above.

While the Company’s construction loan portfolio is small, there are higher risks associated with such loans. The source of repayment for the majority of the construction loans is derived from the sale of the finished product. These risk factors are considered when estimating allowances for loan losses for this asset class. A project that is viable at the outset can experience losses when there is a drop in the demand for newly constructed product, primarily housing units. Typically, the level of loss in relation to the amount loaned is high when construction projects run into difficulty.

Commercial Loans and Leases — At September 30, 2013, loans and leases outstanding in the three classes within this portfolio expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 9.5%; equipment financing loans — 11.9%; and loans to condominium associations — 1.0%.

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

The factors taken into consideration in establishing the allowance for loan and lease losses for all commercial loan and lease categories included the rate of growth of originated loans and leases outstanding, the entrée into tow-truck lending, the increase in originated loans and leases delinquent over 30 days from $5.8 million at December 31, 2012 to $8.0 million at September 30, 2013, and the decrease in total criticized originated loans and leases from $10.9 million at December 31, 2012 to $8.9 million at September 30, 2013.

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

Indirect Automobile Loans — At September 30, 2013, indirect automobile loans represented 10.3% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on borrowers’ credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in “Credit Quality Information” above is based on borrower credit scores at the time of loan origination. In the present economy, it is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the portfolio. The percentage of loans made to borrowers with credit scores of 660 and below was 3.2% and 3.1% at September 30, 2013 and December 31, 2012, respectively.

Consumer Loans — At September 30, 2013, loans outstanding within the three classes within this portfolio expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 11.9%; home equity loans — 5.9%; and other consumer loans — 0.2%.

Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. The loan-to-value ratios for residential mortgage loans are based on loan balances outstanding at September 30, 2013 and December 31, 2012 expressed as a percent of appraised real estate values at the time of loan origination. The loan-to-value ratios for home equity loans outstanding at September 30, 2013 and December 31, 2012 are based on the maximum amount of credit available to a borrower plus the balance of other loans secured by the same real estate serving as collateral for the home equity loan at the time the line of credit was established expressed as a percent of the appraised value of the real estate at the time the line of credit was established. Consumer loans that become 90 days or more past due or are placed on nonaccrual regardless of past due status are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. For non-impaired loans, loss factors are applied to loans outstanding for each class. The factors applied are based primarily on historic loan loss experience, the value of underlying collateral, underwriting standards, and trends in loan-to-value ratios, credit scores of borrowers, sales activity, selling prices, geographic concentrations and employment conditions.

The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at September 30, 2013. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	At September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,267	$2,267	$—	$2,285	$19	$2,200	$69
Commercial	5,464	5,428	—	5,661	48	4,031	109
Consumer	977	974	—	986	4	1,108	26
	8,708	8,669	—	8,932	71	7,339	204
With an allowance recorded:
Commercial real estate	1,146	1,146	184	1,131	13	1,516	26
Commercial	995	986	801	1,070	3	1,810	14
Consumer	3,328	3,318	321	3,461	22	3,317	82
	5,469	5,450	1,306	5,662	38	6,643	122
Total	$14,177	$14,119	$1,306	$14,594	$109	$13,982	$326

	At September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$8,332	$8,332	$—	$9,305	$36	$9,783	$178
Commercial	5,594	5,594	—	5,790	38	4,800	93
Consumer	1,356	1,356	—	1,335	4	1,379	17
	15,282	15,282	—	16,430	78	15,962	288
With an allowance recorded:
Commercial real estate	4,170	3,803	129	3,975	42	2,776	42
Commercial	1,238	882	160	1,043	—	385	—
Consumer	—	—	—	—	—	—	—
	5,408	4,685	289	5,018	42	3,161	42
Total	$20,690	$19,967	$289	$21,448	$120	$19,123	$330

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	At December 31, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,051	$2,051	$—	$1,700	$53	$2,975	$201
Commercial	3,032	3,059	—	2,666	45	3,122	135
Consumer	1,191	1,187	—	1,875	35	2,596	87
	6,274	6,297	—	6,241	133	8,693	423
With an allowance recorded:
Commercial real estate	2,517	2,516	241	2,366	20	1,024	59
Commercial	3,422	3,559	703	5,364	85	3,022	193
Consumer	3,648	3,636	596	3,757	22	2,788	83
	9,587	9,711	1,540	11,487	127	6,834	335
Total	$15,861	$16,008	$1,540	$17,728	$260	$15,527	$758

	At December 31, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$17,918	$19,129	$—	$6,880	$—	$4,726	$—
Commercial	7,329	7,782	—	2,169	—	2,021	2
Consumer	3,266	3,379	—	1,641	—	1,072	1
	28,513	30,290	—	10,690	—	7,819	3
With an allowance recorded:
Commercial real estate	673	684	75	1,343	—	909	—
Commercial	113	121	75	58	—	19	—
Consumer	—	—	—	—	—	—	—
	786	805	150	1,401	—	928	—
Total	$29,299	$31,095	$150	$12,091	$—	$8,747	$3

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2013
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$3,413	$184	$1,661,757	$21,904	$453,290	$371	$2,118,460	$22,459
Commercial	6,459	801	808,084	12,521	151,383	348	965,926	13,670
Indirect automobile	—	—	440,949	4,316	—	—	440,949	4,316
Consumer	4,305	321	508,802	2,235	261,035	559	774,142	3,115
Unallocated	—	—	—	2,830	—	—	—	2,830
Total	$14,177	$1,306	$3,419,592	$43,806	$865,708	$1,278	$4,299,477	$46,390

	At December 31, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-20 and ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$4,568	$241	$1,453,913	$19,702	$547,482	$75	$2,005,963	$20,018
Commercial	6,454	703	634,922	9,877	206,079	75	847,455	10,655
Indirect automobile	—	—	542,344	5,304	—	—	542,344	5,304
Consumer	4,839	596	469,061	1,949	306,050	—	779,950	2,545
Unallocated	—	—	—	2,630	—	—	—	2,630
Total	$15,861	$1,540	$3,100,240	$39,462	$1,059,611	$150	$4,175,712	$41,152

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Troubled Debt Restructured Loans and Leases

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	Three Months Ended September 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	—	$—	$—	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	1	1,731
Equipment financing	1	558	558	12	—	—	1	537
Residential mortgage	—	—	—	—	—	—	—	—
Total	1	$558	$558	$12	$—	$—	2	$2,268

	Three Months Ended September 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$737	$737	$—	$—	$—	—	$—
Commercial	2	553	520	—	—	—	1	962
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	3	$1,290	$1,257	$—	$—	$—	1	$962

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	—	$—	$—	$—	$—	$—	2	$1,288
Commercial	—	—	—	—	—	—	1	44
Equipment financing	—	—	—	—	—	—	3	656
Residential mortgage	1	900	900	—	—	—	1	169
Total	1	$900	$900	$—	$—	$—	7	$2,157

For the three months ended September 30, 2012, there were no troubled debt restructurings in the Company’s acquired portfolio.

	Nine Months Ended September 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$—	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	1	1,731
Equipment financing	9	1,683	1,687	54	372	—	1	537
Residential mortgage	1	415	372	—	—	—	—	—
Total	11	$3,137	$2,059	$54	$372	$—	2	$2,268

	Nine Months Ended September 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$737	$737	$—	$—	$—	—	$—
Commercial	3	977	941	—	421	—	1	962
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	4	$1,714	$1,678	$—	$421	$—	1	$962

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$355	$348	$33	$33	$—	2	$1,288
Commercial	1	97	94	2	2	—	1	44
Equipment financing	5	1,181	1,113	57	57	—	6	1,240
Residential mortgage	5	2,202	2,202	174	174	—	3	763
Total	12	$3,835	$3,757	$266	$266	$—	12	$3,335

Nine Months Ended September 30, 2012
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$3,262	$3,262	$16	$3,262	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	1	$3,262	$3,262	$16	$3,262	$—	—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Loans with one modification:

Extended maturity	$1,257	$—	$1,257	$343
Adjusted principal	—	—	372	4,564
Adjusted interest rate	558	900	1,351	1,248
Combination maturity, principal, interest rate	—	—	757	864
Total loans with one modification	$1,815	$900	$3,737	$7,019

Loans with more than one modification:
Extended maturity	$—	$—	$—	$25
Adjusted principal	—	—	—	3,897
Total loans with more than one modification	$—	$—	$—	$3,922

The financial impact of the modification of performing or nonperforming loans and leases for the three months and nine months ended September 30, 2013 was $0.2 million and $0.5 million, respectively. There was no financial impact of the modification of performing and nonperforming loans and leases for the three months and nine months ended September 30, 2012.

As of September 30, 2013 and 2012, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Goodwill and Other Intangible Assets

The following table sets forth the composition of goodwill and other intangible assets at the dates indicated:

	At September 30, 2013	At December 31, 2012
	(In Thousands)
Goodwill
	$137,890	$137,890
Other intangible assets:
Core deposits	16,774	19,773
Trade name	1,149	1,333
Trust relationship	92	404
Total other intangible assets	18,015	21,510
Total goodwill and other intangible assets	$155,905	$159,400

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The estimated aggregate future amortization expense for intangible assets remaining at September 30, 2013 is as follows:

Remainder of 2013	$1,499
Year ending:
2014	3,339
2015	3,062
2016	2,626
2017	2,004
Thereafter	5,485
Total	$18,015

(7)       Comprehensive Income

Comprehensive income represents the sum of net income (loss) and other comprehensive income (loss). For the three months and nine months ended September 30, 2013 and September 30, 2012, the Company’s other comprehensive income include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at June 30, 2013	$(4,572)	$131	$(4,441)
Other comprehensive loss	(459)	—	(459)
Balance at September 30, 2013	$(5,031)	$131	$(4,900)

	Three Months Ended September 30, 2012
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at June 30, 2012	$1,844	$125	$1,969
Other comprehensive income	1,600	—	1,600
Balance at September 30, 2012	$3,444	$125	$3,569

	Nine Months Ended September 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(8,389)	6	(8,383)
Balance at September 30, 2013	$(5,031)	$131	$(4,900)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2012
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)

Balance at December 31, 2011	$1,834	$129	$1,963
Other comprehensive income (loss)	1,610	(4)	1,606
Balance at September 30, 2012	$3,444	$125	$3,569

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months or nine months ended September 30, 2013.

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the three months or nine months ended September 30, 2012.

	Three Months Ended September 30,	Nine Months Ended September 30,	Income Statement Line
	2012	2012	Affected by Reclassification
	(In Thousands)
Other Comprehensive Income (Loss) Component

Unrealized gains (losses) on investment securities available-for-sale:
	$—	$797	Gain on sales of securities
	—	(282)	Provision for income taxes
Total reclassifications for the period	$—	$515	Net income

(8)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2013 or December 31, 2012.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2013, the Company had eight interest-rate swaps with an aggregate notional amount of $22.6 million related to this program, compared to ten interest-rate swaps with an aggregate notional amount of $33.2 million at December 31, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The table below presents the fair value and classification of the Company’s derivative financial instruments on the unaudited consolidated balance sheets at September 30, 2013, and the effect of the Company’s derivative financial instruments on the unaudited consolidated income statements for the three months and nine months ended September 30, 2013. Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. Gains recognized on derivatives are included in fees, charges and other income on the unaudited consolidated income statements.

	At September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Asset Derivatives	Liability Derivatives	Gain (Loss) Recognized in Income on Derivatives (1)	Gain (Loss) Recognized in Income on Derivatives (1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$930	$970	$1	$(24)

(1)         The amount of gain (loss) recognized in income on derivatives represents changes related to the fair value of the interest rate products.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The estimated net credit risk exposure for derivative financial instruments was less than $0.1 million at both September 30, 2013 and December 31, 2012.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $0.5 million and $0.5 million in the normal course of business at September 30, 2013 and December 31, 2012, respectively.

The tables below presents the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2013
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Position
	Recognized Assets /Liabilities	Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral (Received)/ Posted	Net Amount
	(In Thousands)
Asset Derivatives	$930	$—	$930	$—	$—	$930

Liability Derivatives	$970	$—	$970	$—	$448	$1,418

	At December 31, 2012
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Position
	Recognized Assets /Liabilities	Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral (Received) / Posted	Net Amount
	(In Thousands)
Asset Derivatives	$1,317	$—	$1,317	$—	$—	$1,317

Liability Derivatives	$1,380	$—	$1,380	$—	$548	$1,928

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

(9)       Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	September 30, 2013		September 30, 2012
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$9,429	$9,429	$11,401	$11,401

Denominator:
Weighted average shares outstanding	69,830,953	69,830,953	69,716,283	69,716,283
Effect of dilutive securities	—	82,812	—	38,190
Adjusted weighted average shares outstanding	69,830,953	69,913,765	69,716,283	69,754,473

EPS	$0.14	$0.13	$0.16	$0.16

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$27,732	$27,732	$25,279	$25,279

Denominator:
Weighted average shares outstanding	69,789,737	69,789,737	69,682,741	69,682,741
Effect of dilutive securities	—	70,985	—	35,331
Adjusted weighted average shares outstanding	69,789,737	69,860,722	69,682,741	69,718,072

EPS	$0.40	$0.40	$0.36	$0.36

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

(10)     Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2013.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$20,242	$—	$20,242
GSE CMOs	—	248,331	—	248,331
GSE MBSs	—	177,150	—	177,150
Private-label CMOs	—	4,097	—	4,097
SBA commercial loan asset-backed securities	—	259	—	259
Auction-rate municipal obligations	—	—	1,774	1,774
Municipal obligations	—	1,089	—	1,089
Corporate debt obligations	—	23,516	—	23,516
Trust preferred securities and pools	—	1,547	1,081	2,628
Marketable equity securities	1,316	—	—	1,316
Total securities available-for-sale	$1,316	$476,231	$2,855	$480,402

Interest-rate swaps	$—	$930	$—	$930

Liabilities:
Interest-rate swaps	$—	$970	$—	$970

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

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

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, and trust preferred securities, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as pooled trust preferred securities and auction-rate municipal securities) and are included in Level 3.

Additionally,  management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with management’s expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for a particular security.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at September 30, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Discount Rates
	(Dollars in Thousands)
Auction-rate municipals	$1,774	Discounted cash flow	Discount rate	0-5%	4.9%

Trust preferred pools	$1,081	Discounted cash flow	Cumulative default	0-100%	10.5%
			Cure given deferral/ default	0-15%
			Discount rate	5-30%

The significant unobservable inputs used in the fair value measurement include cumulative defaults and cure given deferrals or defaults. Significant increases (decreases) in deferrals or defaults, in isolation would result in a significantly lower (higher) fair value measurement. Alternatively, significant increases (decreases) in cure rates, in isolation would result in a significantly higher (lower) fair value measurement.

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Investment securities available-for-sale, beginning of period	$2,835	$3,318	$2,917	$3,208

Acquired, BankRI	—	—	—	184
Principal paydowns and other	(10)	(205)	(341)	(495)
Total unrealized gains included in other comprehensive income	30	93	279	309
Investment securities available-for-sale, end of period	$2,855	$3,206	$2,855	$3,206

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months and nine months ended September 30, 2013 or September 30, 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$5,726	$5,726
Other real estate owned	—	—	726	726
Repossessed vehicles and equipment	—	593	—	593
	$—	$593	$6,452	$7,045

	Carrying Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$36,749	$—	$36,749
Other real estate owned	—	903	—	903
Repossessed vehicles and equipment	—	588	—	588
	$—	$38,240	$—	$38,240

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

At and for the Nine Months Ended September 30, 2013 and 2012

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

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At September 30, 2013
Financial assets:
Securities held-to-maturity	$500	$500	$—	$—	$500
Loans and leases, net	4,253,087	4,266,257	—	—	4,266,257
Loans held-for-sale	200	200	—	200	—
Financial liabilities:
Certificates of deposit	950,359	954,741	—	954,741	—
Borrowed funds	828,802	836,169	—	836,169	—

At December 31, 2012
Financial assets:
Securities held-to-maturity	$500	$502	$—	$—	$502
Loans and leases, net	4,134,560	4,193,678	—	—	4,193,678
Loans held-for-sale	3,233	3,233	—	—	3,233
Financial liabilities:
Certificates of deposit	1,010,941	1,019,916	—	1,019,916	—
Borrowed funds	853,969	872,046	—	872,046	—

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

At and for the Nine Months Ended September 30, 2013 and 2012

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

(11)     Income Taxes

The Company recorded income tax expense of $4.6 million for the three months ended September 30, 2013, compared to $5.2 million for the three months ended September 30, 2012, representing total effective tax rates of 31.9% and 30.6%, respectively. The increase in the effective federal and state tax rate for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily due to a $0.5 million reduction in the $0.6 million rehabilitation tax credits in 2012 related to the construction of the Company’s new Corporate office.

On a year-to-date basis, the Company recorded income tax expense of $15.2 million for the first nine months of 2013, compared to $14.5 million for the first nine months of 2012, representing total effective tax rates of 34.3% and 35.6%, respectively. The decrease in the effective federal and state tax rate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily due to the non-deductibility of $1.4 million of the $5.4 million in professional fees incurred in 2012 related to the BankRI acquisition, a $0.3 million increase in tax credits from investments in affordable housing partnerships from $0.6 million for the nine months ended September 2012 to $0.9 million for the nine months ended September 30, 2013, and a $0.3 million tax benefit recognized in 2013 for adjustments to the 2012 tax return. These decreases in the effective tax rate were partially offset by the $0.8 million reduction in rehabilitation tax credits recognized in 2013 as compared to 2012.

(12)     Commitments and Contingencies

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit, and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2013	At December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$55,517	$85,726
Commercial	66,249	67,857
Residential mortgage	8,161	8,726
Unadvanced portion of loans and leases	539,861	421,143
Unused lines of credit:
Home equity	197,740	165,936
Other consumer	3,568	4,017
Other commercial	1,015	965
Unused letters of credit:
Financial standby letters of credit	18,621	19,887
Performance standby letters of credit	2,916	2,916
Commercial and similar letters of credit	228	112
Back-to-back interest-rate swaps	22,619	33,221

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. These standby and commercial letters of credit are primarily issued to support the financing needs of the Company’s commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2013 and 2012

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2013	$1,138
Year ending:
2014	3,977
2015	3,614
2016	3,391
2017	2,973
Thereafter	8,153
Total	$23,246

The leases contain escalator clauses for real estate taxes and other expenditures. Total rental expense was $4.0 million during the nine months ended September 30, 2013, compared to $3.6 million during the nine months ended September 30, 2012.

Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected by the outcome of such proceedings.

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

As a commercially-focused financial institution with 47 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. Specialty lending activities include indirect automobile loans as well as equipment financing primarily in the New York/New Jersey metropolitan area.

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

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered member bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits. Additionally, all Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits of $250,000 per person. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data

The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Net income — Basic	$0.14	$0.14	$0.13	$0.17	$0.16
Book value per share (end of period)	8.80	8.76	8.80	8.78	8.69
Tangible book value per share (end of period) (1)	6.57	6.51	6.53	6.49	6.38
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085
Stock price (end of period)	9.40	8.68	9.14	8.50	8.82

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.56%	3.78%	3.70%	3.79%	4.00%
Return on average assets	0.73%	0.74%	0.70%	0.93%	0.90%
Return on average tangible assets (1)	0.75%	0.76%	0.72%	0.96%	0.93%
Return on average stockholders’ equity	6.15%	6.16%	5.72%	7.76%	7.53%
Return on average tangible stockholders’ equity (1)	8.27%	8.28%	7.70%	10.53%	10.27%
Dividend payout ratio (1)	63.26%	62.75%	67.63%	50.21%	52.24%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.06%	0.06%	0.04%	0.08%	0.15%
Nonperforming loans and leases as a percentage of total loans and leases	0.36%	0.42%	0.52%	0.53%	0.51%
Nonperforming assets as a percentage of total assets	0.32%	0.37%	0.45%	0.46%	0.47%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.08%	1.05%	1.02%	0.98%	0.94%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.31%	1.34%	1.34%	1.33%	1.31%

CAPITAL RATIOS
Stockholders’ equity to total assets	11.74%	11.87%	12.02%	11.89%	11.97%
Tangible equity ratio (1)	9.03%	9.10%	9.20%	9.08%	9.08%

FINANCIAL CONDITION DATA
Total assets	$5,236,229	$5,150,480	$5,110,378	$5,147,534	$5,061,444
Total loans and leases	4,299,477	4,205,015	4,173,985	4,175,712	4,144,012
Allowance for loan and lease losses	46,390	44,281	42,532	41,152	38,913
Goodwill and identified intangible assets	155,905	157,058	158,235	159,400	161,197
Total deposits	3,737,978	3,656,981	3,626,033	3,616,259	3,568,016
Total borrowed funds	828,802	830,066	820,447	853,969	828,256
Stockholders’ equity	614,811	611,284	614,039	612,097	605,962

EARNINGS DATA
Net interest income	$43,412	$45,363	$43,669	$44,564	$46,411
Non-interest income	3,453	3,138	3,327	6,504	3,785
Provision for credit losses	2,748	2,439	1,855	3,101	2,862
Non-interest expense	29,553	30,815	30,772	28,869	30,436
Net income	9,429	9,490	8,813	11,863	11,401

(1)           Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)           All performance ratios and growth rates are annualized and are based on average balance sheet amounts, where applicable.

Executive Overview

Growth

Total assets of $5.2 billion at September 30, 2013 increased slightly from $5.1 billion at December 31, 2012, and increased $174.8 million, or 3.5%, from $5.1 billion at September 30, 2012.

The loan and lease portfolio increased $123.8 million, or 3.0%, from $4.2 billion at December 31, 2012 to $4.3 billion at September 30, 2013. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which total $3.1 billion, or 71.7% of total loans and leases at September 30, 2013, increased $231.0 million, or 10.8% on an annualized basis, from $2.9 billion, or 68.2% of total loans and leases at December 31, 2012. Loan growth in the Company’s commercial loan portfolios was offset by a $101.4 million decrease in the indirect automobile portfolio during the same period.

Total deposits of $3.7 billion at September 30, 2013 increased $121.7 million, or 3.4%, from $3.6 billion at December 31, 2012. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 9.3% annualized rate during the first nine months of 2013, from $2.6 billion at December 31, 2012 to $2.8 billion at September 30, 2013. The Company’s core deposits increased as a percentage of total deposits from 72.0% at December 31, 2012 to 74.6% at September 30, 2013.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.08% at September 30, 2013, compared to 0.98% at December 31, 2012. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.31% at September 30, 2013 as compared with 1.33% at December 31, 2012. The Company continued to employ its historical underwriting methodology throughout the nine-month period ended September 30, 2013 and continued to calculate its allowance for loan and lease losses on a historically consistent basis.

Nonperforming assets at September 30, 2013 totaled $16.7 million or 0.32% of total assets, as compared with $23.7 million, or 0.46% of total assets, at December 31, 2012. Net charge-offs for the three months ended September 30, 2013 were $0.6 million, or 0.06% of average loans and leases, compared to 0.15% for the three months ended September 30, 2012.

Capital Strength

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.45% at September 30, 2013, compared to 9.44% at December 31, 2012. The ratio of stockholders’ equity to total assets was 11.74% and 11.89% at September 30, 2013 and December 31, 2012, respectively. The Company’s tangible equity ratio was 9.03% and 9.08% at September 30, 2013 and December 31, 2012, respectively.

Net Income

For the three months ended September 30, 2013, the Company reported net income of $9.4 million, or $0.14 per basic share and $0.13 per diluted share, down $2.0 million, or 17.3%, from $11.4 million, or $0.16 per basic and diluted share, for the three months ended September 30, 2012. This decrease in net income is primarily the result of a decrease in net interest income of $3.0 million, a decrease in non-interest income of $0.3 million, offset by a decrease in non-interest expense of $0.9 million and a decrease in provision for income taxes of $0.5 million. For the nine months ended September 30, 2013, the Company reported net income of $27.7 million, or $0.40 per basic and diluted share, up $2.5 million, or 9.7%, from $25.3 million, or $0.36 per basic and diluted share, for the nine months ended September 30, 2012. This increase in net income is primarily the result of a decrease in provision for credit losses of  $5.7 million, offset by a decrease in non-interest income of $2.2 million and an increase in provision for income taxes of $0.7 million.

The annualized return on average assets was 0.73% and 0.72% for the three months and nine months ended September 30, 2013, respectively, compared to 0.90% and 0.68% for the three months and nine months ended September 30, 2012, respectively. The annualized return on average stockholders’ equity was 6.15% and 6.01% for the three months and nine months ended September 30, 2013, respectively, compared to 7.53% and 5.63% for the three months and nine months ended September 30, 2012, respectively.

The Company’s operating earnings of $27.7 million, or $0.40 per share for the nine months ended September 30, 2013,  decreased $1.5 million, or 5.2% from $29.3 million, or $0.42 per share for the nine months ended September 30, 2012. Operating earnings for the nine months ended September 30, 2012 was adjusted for acquisition-related expenses of $4.0 million (after-tax) associated with the acquisition of Bancorp Rhode Island, Inc. in the first quarter of 2012.

Annualized operating returns on average assets were 0.73% and 0.72%, respectively, for the three months and nine months ended September 30, 2013, compared to 0.90% and 0.79%, respectively, for the three months and nine months ended September 30, 2012. Annualized operating returns on average stockholders’ equity were 6.15% and 6.01%, respectively, for the three months and nine months ended September 30, 2013, compared to 7.53% and 6.52%, respectively, for the three months and nine months ended September 30, 2012.

Net interest margin was 3.56% and 3.68%, respectively, for the three months and nine months ended September 30, 2013, compared to 4.00% and 3.88%, respectively, for the three months and nine months ended September 30, 2012. The yield on interest-earning assets decreased 61 basis points from 4.77% during the third quarter of 2012 to 4.16% during the third quarter in 2013, in large part due to continued rate pressures in the lending market. The decrease in yields on interest-earning assets is offset by a decrease of 17 basis points in the Company’s overall cost of funds, from 0.82% for the three months ended September 30, 2012 to 0.65% for the three months ended September 30, 2013. The Company’s net interest margin will likely continue to be under pressure due to competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds.

Provisions for credit losses were $2.7 million and $2.9 million for the three months ended September 30, 2013 and September 30, 2012, respectively. During the nine months ended September 30, 2013 and September 30, 2012, the provisions for credit losses were $7.0 million and $12.8 million, respectively. Of the $12.8 million provision recorded in the third quarter of 2012, $4.2 million was related to two short-term commercial loans made by BankRI shortly after the Company’s acquisition of BankRI.

Non-interest income totaled $3.5 million and $9.9 million, respectively, for the three months and nine months ended September 30, 2013. This compared to $3.8 million and $12.1 million, respectively, for the three months and nine months ended September 30, 2012. The decrease of $0.3 million from three months ended September 30, 2012 to three months ended September 30, 2013 is primarily attributable to increased losses from investments in affordable housing projects of $0.5 million. The decrease of $2.2 million from nine months ended September 30, 2012 to nine months ended September 30, 2013 is, in part, due to increased losses from investment in affordable housing projects of $1.0 million as well as a net gain on sales of securities of $0.8 million in the third quarter of 2012.

Non-interest expense decreased $0.9 million, or 2.9%, from $30.4 million during the three months ended September 30, 2012 to $29.6 million for the three months ended September 30, 2013. Non-interest expense decreased $0.4 million, or 0.4%, from $91.5 million during the nine months ended September 30, 2012 to $91.1 million for the nine months ended September 30, 2013. Many factors contributed to the decreases in these periods, including but not limited to, an increase in compensation and employee benefit expense and occupancy expense, offset by a decrease in professional services expense and FDIC insurance expense. These factors are further discussed under “Results of Operations — Non-Interest Expense” below.

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

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”), operating return on average assets, and operating return on average stockholders’ equity for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$9,429	$9,490	$11,401	$27,732	$25,279
Adjustments to arrive at operating earnings:
Acquisition-related expenses	—	—	—	—	5,396
Total pre-tax adjustments	—	—	—	—	5,396
Tax effect	—	—	—	—	(1,424)
Total adjustments, net of tax	—	—	—	—	3,972
Operating earnings	$9,429	$9,490	$11,401	$27,732	$29,251

Basic earnings per share, as reported	$0.14	$0.14	$0.16	$0.40	$0.36
Adjustments to arrive at basic operating earnings per share:
Acquisition-related expenses	—	—	—	—	0.06
Total adjustments per share	—	—	—	—	0.06
Basic operating earnings per share	$0.14	$0.14	$0.16	$0.40	$0.42

Average total assets	$5,199,583	$5,138,144	$5,045,758	$5,135,759	$4,952,789
Operating return on average assets (annualized)	0.73%	0.74%	0.90%	0.72%	0.79%

Average total stockholders’ equity	$612,866	$616,327	$605,988	$615,519	$598,292
Operating return on average stockholders’ equity (annualized)	6.15%	6.16%	7.53%	6.01%	6.52%

The following table summarizes the Company’s return on average tangible assets and return on average stockholders’ equity:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in Thousands)
Net income, as reported	$9,429	$9,490	$11,401	$27,732	$25,279

Average total assets	5,199,583	5,138,144	5,045,758	5,135,759	4,952,789
Less: Average goodwill and average identified intangible assets, net	156,607	157,799	161,999	157,776	165,477
Average tangible assets	$5,042,976	$4,980,345	$4,883,759	$4,977,983	$4,787,312

Return on average tangible assets (annualized)	0.75%	0.76%	0.93%	0.74%	0.70%

Average total stockholders’ equity	612,866	616,327	605,988	615,519	598,292
Less: Average goodwill and average identified intangible assets, net	156,607	157,799	161,999	157,776	165,477
Average tangible stockholders’ equity	$456,259	$458,528	$443,989	$457,743	$432,815

Return on average tangible stockholders’ equity (annualized)	8.27%	8.28%	10.27%	8.08%	9.01%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share derived from amounts reported in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2013	At December 31, 2012	At September 30, 2012
	(Dollars in Thousands)
Total stockholders’ equity	$614,811	$612,097	$605,962
Less: Goodwill and identified intangible assets, net	155,905	159,400	161,197
Tangible stockholders’ equity	$458,906	$452,697	$444,765

Total assets	$5,236,229	$5,147,534	$5,061,444
Less: Goodwill and identified intangible assets, net	155,905	159,400	161,197
Tangible assets	$5,080,324	$4,988,134	$4,900,247

Tangible equity ratio	9.03%	9.08%	9.08%

	At September 30, 2013	At December 31, 2012	At September 30, 2012
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$458,906	$452,697	$444,765

Common shares issued	75,744,445	75,749,825	75,749,819
Less: Common shares classified as treasury shares	5,154,327	5,373,733	5,373,733
Less: Unallocated ESOP shares	302,229	333,918	344,991
Less: Unvested restricted shares	429,818	295,055	295,055
Common shares outstanding	$69,858,071	$69,747,119	$69,736,040

Tangible book value per share	$6.57	$6.49	$6.38

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in Thousands)
Dividends paid	$5,965	$5,955	$5,956	$17,880	$17,821

Net income, as reported	$9,429	$9,490	$11,401	$27,732	$25,279

Dividend payout ratio	63.26%	62.75%	52.24%	64.47%	70.50%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	At September 30, 2013	At December 31, 2012	At September 30, 2012
	(Dollars in Thousands)
Allowance for loan and lease losses	$46,390	$41,152	$38,913
Less:
Allowance for acquired loans and leases losses	1,278	—	—
Allowance for originated loan and lease losses	$45,112	$41,152	$38,913

Total loans and leases	$4,299,477	$4,175,712	$4,144,012
Less:
Total acquired loans and leases	865,708	1,059,610	1,149,585
Total originated loans and leases	$3,433,769	$3,116,102	$2,994,427

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.31%	1.33%	1.31%

Financial Condition

Loans and Leases

The Company continues to focus strategically on growing its commercial loan portfolios. To this end, these portfolios increased from $2.9 billion at December 31, 2012 to $3.1 billion at September 30, 2013, and from 68.2% of total loans and leases to 71.6% of total loans and leases during the same period. Concomitantly, the Company has elected to allow the indirect automobile portfolio to decrease as a percentage of total loans and leases rather than originate loans at unfavorable interest rates.

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,400,769	32.6%	$1,301,233	31.1%
Multi-family mortgage	599,601	13.9%	606,533	14.5%
Construction	118,090	2.8%	98,197	2.3%
Total commercial real estate loans	2,118,460	49.3%	2,005,963	47.9%
Commercial loans and leases:
Commercial	409,376	9.5%	382,277	9.1%
Equipment financing	513,345	11.9%	420,991	10.1%
Condominium association	43,205	1.0%	44,187	1.1%
Total commercial loans and leases	965,926	22.4%	847,455	20.3%
Indirect automobile	440,949	10.3%	542,344	13.0%
Consumer loans:
Residential mortgage	511,835	11.9%	511,109	12.3%
Home equity	254,888	5.9%	261,562	6.3%
Other consumer	7,419	0.2%	7,279	0.2%
Total consumer loans	774,142	18.0%	779,950	18.8%
Total loans and leases	4,299,477	100.0%	4,175,712	100.0%
Allowance for loan and lease losses	(46,390)		(41,152)
Net loans and leases	$4,253,087		$4,134,560

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2013:

	At September 30, 2013	At December 31, 2012	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,118,460	$2,005,963	$112,497	7.5%
Commercial	965,926	847,455	118,471	18.6%
Indirect automobile	440,949	542,344	(101,395)	-24.9%
Consumer	774,142	779,950	(5,808)	-1.0%
Total loans and leases	$4,299,477	$4,175,712	$123,765	4.0%

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

Commercial Real Estate Loans

The commercial real estate portfolio of $2.1 billion at September 30, 2013 is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 49.3% of total loans and leases outstanding at September 30, 2013. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

Over 99% of the commercial real estate loans outstanding at September 30, 2013 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($595.3 million), office buildings ($474.1 million), retail stores ($419.8 million), industrial properties ($248.7 million) and mixed-use properties ($175.0 million).

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

Commercial Loans and Leases

The commercial loan and lease portfolio of $965.9 million at September 30, 2013 is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 22.4% of total loans outstanding at September 30, 2013. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Over 99% of the commercial loans outstanding at September 30, 2013 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the Small Business Administration (the “SBA”) in both the 7A program and as an SBA preferred lender.

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance coin-operated laundry, dry cleaning, fitness, and convenience store equipment and most recently, tow trucks. As of September 30, 2013, the balance of loans to finance the tow truck industry had reached $101.6 million. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to ten-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.

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

Indirect Automobile Loans

The indirect automobile loan portfolio of $440.9 million at September 30, 2013 represented 10.3% of total loans outstanding at September 30, 2013. Indirect automobile loans are down from $542.3 million at December 31, 2012. Although in 2012 the automobile industry reported the highest sales since 2007 with strong sales continuing into the first nine months of 2013, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e. from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer’s enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.

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

The Company’s indirect automobile loan policy limits origination of loans with credit scores of 660 or below to 5% of monthly indirect loan originations. At September 30, 2013, loans with credit scores of 660 or below were 3.2% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 749. See the subsection “Results of Operations —Provision for Credit Losses” appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

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

Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the Chief Credit Officer, the Chief Financial Officer and the Board of Directors on a periodic basis.

Consumer Loans

The consumer loan portfolio of $774.1 million at September 30, 2013 is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.0% of total loans outstanding at September 30, 2013. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At September 30, 2013, Brookline Bank and BankRI act as brokers and correspondent lenders in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Company had $0.2 million and $3.2 million in residential mortgage loans held-for-sale at September 30, 2013 and December 31, 2012, respectively.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At September 30, 2013, originated other consumer loans equaled $6.1 million or 0.2% of total originated loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain assets as “other asset especially mentioned (“OAEM”),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At September 30, 2013, the Company had $49.5 million of total assets, including acquired assets that were designated as criticized. This compares to $58.6 million of assets that were designated as criticized at December 31, 2012. See Note 5, “Allowance for Loan and Lease Losses”, to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At September 30, 2013	At December 31, 2012
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$1,137	$4,014
Multi-family mortgage	664	4,233
Commercial	4,747	5,454
Equipment financing	4,116	3,873
Condominium association	3	8
Indirect automobile	195	99
Residential mortgage	2,738	3,804
Home equity	1,801	716
Other consumer	18	45
Total nonaccrual loans and leases	15,419	22,246
Other real estate owned	726	903
Other repossessed assets	593	588
Total nonperforming assets	$16,738	$23,737

Loans and leases past due greater than 90 days	$20,543	$24,150

Troubled debt restructurings:
On accrual	$12,158	$10,414
On nonaccrual	5,905	6,786
Total troubled debt restructurings	$18,063	$17,200

Total nonperforming loans and leases as a percentage of total loans and leases	0.36%	0.53%
Total nonperforming assets as a percentage of total assets	0.32%	0.46%
Total delinquent loans and leases greater than 90 days past due as a percentage of total loans and leases	0.48%	0.58%

Total nonperforming assets, which are composed of nonaccrual loans and leases, other real estate owned and other repossessed assets, decreased from $23.7 million at December 31, 2012 to $16.7 million at September 30, 2013.  From December 31, 2012 to September 30, 2013, nonaccrual loans and leases decreased $2.9 million (71.7%) in commercial real estate mortgage, $3.6 million (84.3%) in multi-family mortgage, $0.7 million (13.0%) in commercial and $1.1 million (28.0%) in residential mortgage. The decreases in nonaccrual loans in these categories were partially offset by increases of $0.2 million (6.3%) in equipment financing, $0.1 million (97.0%) in indirect automobile and $1.1 million (151.5%) in home equity. The $2.9 million decrease in commercial real estate nonaccrual loans is the result of three loans paying off during the period ending September 30, 2013. The $3.6 million decrease in multi-family nonaccrual loans is primarily attributed to payoff of two loans and the sale of another in this category. The $0.7 million decrease in commercial is primarily the result of payoff of one loan and charge-off of another loan in this category. The $1.1 million decrease in residential nonaccrual loans is the result of a large loan payoff in this category. The $1.1 million increase in home equity nonaccrual loans is primarily due to five new home equity loans that have been placed on nonaccrual status during the period ending September 30, 2013.

At September 30, 2013, restructured loans of $18.1 million included $6.0 million of commercial real estate mortgage loans, $1.0 million of multi-family mortgage loans, $4.0 million of commercial loans, $3.1 million of equipment financing loans, $3.7 million of residential mortgage loans and $0.3 million of home equity loans. At December 31, 2012, restructured loans of $17.2 million included $5.2 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.3 million of commercial loans, $3.8 million of equipment financing loans and leases and $4.0 million of residential mortgage loans.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss. During the quarter ended September 30, 2013, the provision was positively impacted by $1.2 million for changes in assumptions directly related to improvements in our credit metrics such as economic conditions and asset quality offset by increases in provision for $0.6 million due to loan growth and $0.7 million for subsequent deterioration in the acquired loan portfolios.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months and nine months ended September 30, 2013 and 2012, respectively.

	At and for the Three Months Ended September 30, 2013
	Commercial		Indirect
	Real Estate	Commercial	Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281
Charge-offs	(7)	(219)	(510)	(167)	—	(903)
Recoveries	—	62	116	104	—	282
Provision for loan and lease losses	447	2,036	15	179	53	2,730
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

Total loans and leases	$2,118,460	$965,926	$440,949	$774,142	N/A	$4,299,477
Allowance for loan and lease losses as a percentage of total loans and leases	1.06%	1.42%	0.98%	0.40%	N/A	1.08%

	At and for the Three Months Ended September 30, 2012
	Commercial		Indirect
	Real Estate	Commercial	Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2012	$17,938	$8,962	$5,680	$2,113	$2,738	$37,431
Charge-offs	—	(1,276)	(423)	(108)	—	(1,807)
Recoveries	38	97	122	11	—	268
Provision (credit) for loan and lease losses	1,187	1,453	235	429	(283)	3,021
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

Total loans and leases	$1,975,968	$814,464	$561,415	$776,144	N/A	$4,127,991
Allowance for loan and lease losses as a percentage of total loans and leases	0.97%	1.13%	1.00%	0.32%	N/A	0.94%

	At and for the Nine Months Ended September 30, 2013
	Commercial		Indirect
	Real Estate	Commercial	Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(943)	(1,190)	(373)	—	(2,594)
Recoveries	4	326	395	190	—	915
Provision (credit) for loan and lease losses	2,525	3,632	(193)	753	200	6,917
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

Total loans and leases	$2,118,460	$965,926	$440,949	$774,142	N/A	$4,299,477
Allowance for loan and lease losses as a percentage of total loans and leases	1.06%	1.42%	0.98%	0.40%	N/A	1.08%

	At and for the Nine Months Ended September 30, 2012
	Commercial		Indirect
	Real Estate	Commercial	Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,033)	(1,206)	(326)	—	(6,565)
Recoveries	118	299	388	24	—	829
Provision (credit) for loan and lease losses	3,568	7,973	828	1,170	(593)	12,946
Balance at September 30, 2012	$19,163	$9,236	$5,614	$2,445	$2,455	$38,913

Total loans and leases	$1,975,968	$814,464	$561,415	$776,144	N/A	$4,127,991
Allowance for loan and lease losses as a percentage of total loans and leases	0.97%	1.13%	1.00%	0.32%	N/A	0.94%

The allowance for loan and lease losses was $46.4 million at September 30, 2013 or 1.08% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $41.2 million or 0.98% of total loans and leases outstanding at December 31, 2012, and an allowance for loan and lease losses of $38.9 million or 0.94% of total loans and leases outstanding at September 30, 2012. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from September 30, 2012 to September 30, 2013 is due to additions to the allowance for continued loan growth in the commercial real estate portfolios and an additional allowance in the amount of $1.3 million recorded for subsequent deterioration in certain loan pools within the acquired loan portfolios. The allowance for loan and lease losses related to originated loans and leases represents 1.31%, 1.33% and 1.31% of originated loans and leases at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $22.5 million at September 30, 2013 or 1.06% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $20.0 million or 1.00% of commercial real estate loans outstanding at December 31, 2012, and an allowance for commercial real estate loan losses of $19.2 million or 0.97% of commercial real estate loans outstanding at September 30, 2012. Specific reserves on commercial real estate loans of $0.3 million were unchanged from December 31, 2012 to September 30, 2013.  Excluding balances in acquired loan portfolios, the allowance for commercial real estate loan losses as a percentage of total commercial real estate loans outstanding decreased to 1.33% at September 30, 2013 from 1.37% at December 31, 2012.

The $2.5 million increase in the allowance for commercial real estate loan losses during the first nine months of 2013 was primarily driven by originated loan growth of $206.7 million, or 18.9% on an annualized basis, from December 31, 2012 and the addition of $0.4 million in allowance for post-acquisition deterioration in certain commercial real estate loan and lease portfolios.  The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.37% at September 30, 2013 from 1.81% at December 31, 2012. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans decreased to 0.06% at September 30, 2013 from 0.24% at December 31, 2012.

As a percentage of average commercial real estate loans, annualized net charge-offs for the three- and nine-month periods ended September 30, 2013 and September 30, 2012 were negligible. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $13.7 million or 1.42% of total commercial loans and leases outstanding at September 30, 2013, as compared to $10.7 million or 1.26% at December 31, 2012.  Specific reserves on commercial loans and leases increased from $0.8 million at December 31, 2012 to $1.0 million at September 30, 2013.  Excluding balances in acquired loan portfolios, the allowance for commercial loan and lease losses as a percentage of total commercial loans and leases outstanding decreased to 1.64% at September 30, 2013 from 1.66% at December 31, 2012.

The $3.0 million increase in the allowance for commercial loan and lease losses during the first nine months of 2013 was primarily driven by originated loan growth of $173.2 million, or 36.0% on an annualized basis, from December 31, 2012 and the addition of $0.3 million in allowances for post-acquisition deterioration in certain commercial loan and lease portfolios. The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.13% at September 30, 2013 as compared to 2.63% at December 31, 2012 and reflects the resolution of several problem credits in the third quarter of 2013. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.71% at September 30, 2013 from 0.91% at December 31, 2012.

Net charge-offs in the commercial loan and lease portfolio for the three-month periods ended September 30, 2013 and September 30, 2012 were $0.2 million and $1.2 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended September 30, 2013 and September 30, 2012 were 0.07% and 0.60%, respectively. Net charge-offs in the commercial loan and lease portfolio for the nine-month periods ended September 30, 2013 and September 30, 2012 were $0.6 million and $4.7 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine-month periods ended September 30, 2013 and September 30, 2012 were 0.14% and 0.85%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $4.3 million or 0.98% of total indirect automobile loans outstanding at September 30, 2013, compared to $5.3 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2012.  There were no loans individually evaluated for impairment in the indirect automobile portfolio at September 30, 2013. The $1.0 million decrease in the allowance for indirect automobile loan losses was primarily a result of declines in loans outstanding, which decreased $101.4 million from $542.3 million at December 31, 2012 to $440.9 million at September 30, 2013.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased slightly to 3.2% at September 30, 2013 from 3.1% at December 31, 2012. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased slightly to 0.04% at September 30, 2013 compared to 0.02% at December 31, 2012.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended September 30, 2013 and September 30, 2012 were $0.4 million and $0.3 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended September 30, 2013 and September 30, 2012 were 0.34% and 0.21% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down. Net charge-offs in the indirect automobile portfolio for the nine-month periods ended September 30, 2013 and September 30, 2012 were $0.8 million and $0.8 million, respectively. As a percentage of average indirect automobile loans, annualized net charge-offs for the nine-month periods ended September 30, 2013 and September 30, 2012 were 0.21% and 0.19%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.1 million or 0.40% of total consumer loans and leases outstanding at September 30, 2013 as compared to $2.5 million or 0.32% at December 31, 2012. The reserve for loans individually evaluated for impairment at September 30, 2013 was $0.3 million on loan balances of $4.3 million, compared to $0.6 million on loan balances of $4.8 million at December 31, 2012. Excluding balances in acquired loan portfolios, the allowance for consumer losses as a percentage of total consumer loans outstanding was 0.50% at September 30, 2013, down from 0.54% at December 31, 2012.

The $0.6 million increase in the allowance for consumer loans during the first nine months of 2013 was primarily driven by the addition of $0.6 million in allowance post-acquisition deterioration in residential loans and home equity loans and lines of credit. The ratio of residential and home equity loans with loan-to-value ratios greater than 80% decreased to 6.45% of total residential and home equity loans at September 30, 2013 from 12.91% at December 31, 2012. The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.34% at September 30, 2013 from 0.44% at December 31, 2012.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. These data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at September 30, 2013. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three-month periods ended September 30, 2013 and September 30, 2012 were less than $0.1 million in both periods. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended September 30, 2013 and September 30, 2012 were 0.03% and 0.05%, respectively. Net charge-offs in the consumer portfolio for the nine-month periods ended September 30, 2013 and September 30, 2012 were $0.2 million and $0.3 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the nine-month periods ended September 30, 2013 and September 30, 2012 were 0.03% and 0.05%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management. Causes of losses outside the normal course of business include, but are not limited to, fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors. The unallocated allowance for loan and lease losses was $2.8 million at September 30, 2013, compared to $2.6 million at December 31, 2012.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2013			At December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$14,702	31.7%	32.6%	$12,993	31.6%	31.1%
Multi-family	4,518	9.7%	13.9%	4,541	11.0%	14.5%
Construction	3,239	7.0%	2.8%	2,484	6.0%	2.3%
Total commercial real estate loans	22,459	48.4%	49.3%	20,018	48.6%	47.9%
Commercial loans and leases:
Commercial	5,541	12.0%	9.5%	3,870	9.4%	9.1%
Equipment financing	7,805	16.8%	11.9%	6,454	15.7%	10.1%
Condominium association	324	0.7%	1.0%	331	0.8%	1.1%
Total commercial loans and leases	13,670	29.5%	22.4%	10,655	25.9%	20.3%
Indirect automobile	4,316	9.3%	10.3%	5,304	12.9%	13.0%
Consumer loans:
Residential mortgage	1,304	2.8%	11.9%	1,516	3.7%	12.3%
Home equity	1,404	3.0%	5.9%	970	2.4%	6.3%
Other consumer	407	0.9%	0.2%	59	0.2%	0.2%
Total consumer loans	3,115	6.7%	18.0%	2,545	6.3%	18.8%
Unallocated	2,830	6.1%	0.0%	2,630	6.3%	0.0%
Total	$46,390	100.0%	100.0%	$41,152	100.0%	100.0%

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

Cash, cash equivalents, and investment securities decreased $22.6 million, or 3.8%, since December 31, 2012. Cash, cash equivalents, and investment securities were 11.0% of total assets at September 30, 2013, compared to 11.6% of total assets at December 31, 2012.

Investment Securities Available-for-Sale and Held-to-Maturity

The Company’s portfolio of investment securities consists of investment securities available-for-sale and investment securities held-to-maturity. The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities available-for-sale and held-to-maturity at the dates indicated:

	At September 30, 2013		At December 31, 2012
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$20,178	$20,242	$69,504	$69,809
GSE CMOs	255,658	248,331	215,670	217,001
GSE MBSs	178,510	177,150	165,996	169,648
Private-label CMOs	4,013	4,097	6,719	6,866
SBA commercial loan asset-backed securities	261	259	383	381
Auction-rate municipal obligations	1,900	1,774	2,100	1,976
Municipal obligations	1,065	1,089	1,058	1,101
Corporate debt obligations	23,103	23,516	10,481	10,685
Trust preferred securities	2,607	2,628	2,786	2,519
Total debt securities	487,295	479,086	474,697	479,986
Marketable equity securities	1,256	1,316	1,249	1,337
Total investment securities available-for-sale	$488,551	$480,402	$475,946	$481,323

Investment securities held-to-maturity	$500	$500	$500	$502

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities. GSE residential MBSs and CMOs, and trust preferred securities, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as pooled trust preferred securities and auction-rate municipal securities) and are included in Level 3.

Additionally,  management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year  and 30-year securities.

Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for the particular security.

Maturities, calls and principal repayments totaled $108.9 million for the nine months ended September 30, 2013 compared to $158.2 million for the same period in 2012. During the nine months ended September 30, 2013, the Company purchased $124.1 million of available-for-sale securities compared to $251.8 million for the same period in 2012. During the nine months ended September 30, 2013, the Company did not sell any available-for-sale securities. This compared to $157.2 million sales and $0.8 million net realized gains during the nine months ended September 30, 2012.

At September 30, 2013, the fair value of all securities available-for-sale was $480.4 million and carried a total of $8.1 million of net unrealized losses at the end of the quarter, compared to $5.4 million of net unrealized gains at December 31, 2012. Of the $480.4 million in securities available-for-sale at September 30, 2013, $352.3 million, or 73.3%, of the portfolio, had gross unrealized losses of $11.3 million. This compares to $47.6 million, or 9.9% of the portfolio with gross unrealized losses of $0.6 million at December 31, 2012. The shift from an unrealized gain position to an unrealized loss position over the first nine months of 2013 was driven by rising interest rates. Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the securities before recovery, and, as a result, it will recover the amortized cost basis of the securities. As such, management has determined that the securities are not other-than-temporarily impaired at September 30, 2013. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 4, “Investment Securities,” of the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the Federal Reserve System. At September 30, 2013, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.0 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $9.7 million which allows for additional borrowing capacity at each Bank. At September 30, 2013, the Company owned stock in the FHLBB with a carrying value of $50.6 million, which represents a decrease of $1.6 million as compared to December 31, 2012 due to a redemption of excess stock. The FHLBB stated that it remained in compliance with all regulatory capital ratios at September 30, 2013 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Premises and Equipment

Corporate Headquarters

In addition to building and land costs of $14.0 million paid in 2012, the Company has made capital expenditures of $24.3 million associated with the rehabilitation of its new headquarters in 2012 and 2013. The project should be completed by year-end with additional costs of approximately $0.5 million.

Core Operating Systems

The Company has also entered into contracts associated with the conversion of its core operating systems. All three Banks have successfully converted to a new core operating system. Brookline Bank and First Ipswich were converted in 2012, while BankRI completed its conversion in the second quarter of 2013. The useful life of the core processing system is 7.5 years, and ongoing maintenance and operation contracts extend over seven years. During the nine months ended September 30, 2013, $4.5 million in conversion-related expenditures have been capitalized.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At September 30, 2013			At December 31, 2012
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$667,181	17.8%	0.00%	$623,274	17.2%	0.00%

NOW accounts	204,164	5.5%	0.08%	212,858	5.9%	0.09%
Savings accounts	512,393	13.7%	0.25%	515,367	14.2%	0.39%
Money market accounts	1,403,881	37.6%	0.58%	1,253,819	34.7%	0.63%
Certificate of deposit accounts	950,359	25.4%	0.94%	1,010,941	28.0%	1.06%
Total interest-bearing deposits	3,070,797	82.2%	0.60%	2,992,985	82.8%	0.70%
Total deposits	$3,737,978	100.0%	0.50%	$3,616,259	100.0%	0.58%

Total deposits increased $121.7 million to $3.7 billion at September 30, 2013 compared to $3.6 billion at December 31, 2012. Deposits as percentage of total assets increased slightly from 70.3% at December 31, 2012 to 71.4% at September 30, 2013. During the first nine months of 2013, core deposits increased $182.3 million, or 9.3% on an annualized basis, rising from 72.0% of total deposits at December 31, 2012 to 74.6% of total deposits at September 30, 2013. Certificate of deposit accounts decreased $60.6 million, or 8.0% on an annualized basis, during the first nine months of 2013. Certificates of deposit have also fallen as a percentage of total deposits from 28.0% at December 31, 2012 to 25.4% at September 30, 2013. The Company does not rely on brokered deposits.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$675,907	18.2%	0.00%	$572,305	16.1%	0.00%
NOW accounts	198,643	5.3%	0.08%	181,891	5.1%	0.11%
Savings accounts	512,205	13.8%	0.24%	517,068	14.5%	0.32%
Money market accounts	1,377,495	37.0%	0.59%	1,239,230	34.8%	0.72%
Total core deposits	2,764,250	74.3%	0.34%	2,510,494	70.5%	0.43%
Certificate of deposit accounts	957,494	25.7%	0.93%	1,049,390	29.5%	1.01%
Total deposits	$3,721,744	100.0%	0.49%	$3,559,884	100.0%	0.60%

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$641,749	17.5%	0.00%	$545,109	15.6%	0.00%
NOW accounts	194,775	5.3%	0.09%	182,441	5.2%	0.12%
Savings accounts	511,672	14.0%	0.25%	517,168	14.8%	0.35%
Money market accounts	1,336,093	36.4%	0.61%	1,188,551	34.0%	0.75%
Total core deposits	2,684,289	73.2%	0.36%	2,433,269	69.6%	0.45%
Certificate of deposit accounts	980,628	26.8%	0.95%	1,064,431	30.4%	1.03%
Total deposits	$3,664,917	100.0%	0.52%	$3,497,700	100.0%	0.62%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At September 30, 2013		At December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$182,588	0.79%	$172,176	0.90%
Over six months through 12 months	137,276	0.85%	158,057	1.01%
Over 12 months	104,063	1.39%	114,572	1.41%
	$423,927	0.96%	$444,805	1.07%

Borrowed Funds

Advances from the FHLBB

Although on a long-term basis the Company intends to continue to increase its core deposits, the Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company’s overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by blanket security agreements which require the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the Federal Reserve “discount window” on $119.0 million of lines of credit as necessary.

FHLBB borrowings decreased $6.1 million to $784.7 million at September 30, 2013 from the December 31, 2012 balance of $790.9 million. Growth in the deposit base led to a decreased reliance on FHLB borrowings.

The following table sets forth certain information regarding FHLBB advances for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Average balance outstanding	$772,067	$757,017	$761,927	$723,934
Maximum amount outstanding at any month-end during the period	784,740	771,110	784,740	771,110
Balance outstanding at end of period	784,740	771,110	784,740	771,110
Weighted average interest rate for the period	1.37%	1.79%	1.46%	1.94%
Weighted average interest rate at end of period	1.28%	1.63%	1.28%	1.63%

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $16.1 million during the nine months ended September 30, 2013, from $51.0 million to $34.9 million as customers shifted funds into other deposit products.

Subordinated Debt

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. In the first quarter of 2013, the Company repaid $3.0 million in subordinated debt before the scheduled maturity in 2031 given the fixed, high cost of the borrowing. The remaining two subordinated debentures are summarized below:

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	at September 30, 2013
(Dollars in Thousands)

June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2013	$4,657
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2013	$4,486

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2013 or December 31, 2012. The following table summarizes certain information concerning the Company’s interest-rate swaps at September 30, 2013 and at December 31, 2012:

	Interest-Rate Swaps
	September 30, 2013	At December 31, 2012
	(Dollars in Thousands)
Notional principal amounts	$22,619	$33,221
Fixed weighted average interest rate from customer to counterparty	5.7%	5.2%
Floating weighted average rate from counterparty	3.4%	2.6%
Weighted average remaining term to maturity (in months)	53	41
Fair value:
Recognized as an asset	$930	$1,317
Recognized as a liability	$(970)	$(1,380)

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $614.8 million at September 30, 2013, a $2.7 million increase compared to $612.1 million at December 31, 2012. The increase reflects net income of $27.7 million for the nine months ended September 30, 2013, offset by dividends paid of $17.9 million in that same period and an unrealized loss on securities available-for-sale of $8.4 million (after-tax). The dividends paid in the third quarter of 2013 represented the Company’s 58th consecutive quarter of dividend payments, and the 46th consecutive quarter in which the Company paid a regular dividend of $0.085.

Stockholders’ equity represented 11.74% of total assets at September 30, 2013, as compared to 11.89% at December 31, 2012. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 9.03% of tangible assets (total assets less goodwill and identified intangible assets, net) at September 30, 2013, as compared to 9.08% at December 31, 2012.

Results of Operations — Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2013 and September 30, 2012

The primary drivers of the Company’s operating income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities (“net interest margin”), the quality of the Company’s assets, its levels of non-interest income and non-interest expense, and its tax provision.

The Company’s net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under “Rate/Volume Analysis” below.  Information as to the components of interest income, interest expense and average rates is provided under “Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin” below.

Because the Company’s assets and liabilities are not identical in duration and in repricing dates, the differential between the asset and liability repricing and duration is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as “interest-rate risk.” How interest-rate risk is measured and, once measured, how much interest-rate risk is taken is based on numerous assumptions and other subjective judgments. See the discussion in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

The quality of the Company’s assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the “credit risk” that the Company takes on in the ordinary course of business and are further discussed under “Financial Condition — Asset Quality” above.

Result Summary

Selected income statement, per share data and operating ratios are presented in the table below for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$43,412	$45,363	$46,411	$132,444	$132,805
Non-interest income	3,453	3,138	3,785	9,918	12,101
Non-interest expense	29,553	30,815	30,436	91,140	91,507
Net income	9,429	9,490	11,401	27,732	25,279
Operating earnings (5)	9,429	9,490	11,401	27,732	29,251
Operating ratios:
Interest-rate spread (5)	3.40%	3.62%	3.83%	3.52%	3.70%
Net interest margin (1) (5)	3.56%	3.78%	4.00%	3.68%	3.88%
Return on average assets (2) (5)	0.73%	0.74%	0.90%	0.72%	0.68%
Efficiency ratio (3) (5)	63.06%	63.53%	60.63%	64.02%	63.15%
Return on average stockholders’ equity (4) (5)	6.15%	6.16%	7.53%	6.01%	5.63%

(1)         Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.

(2)         Calculated by dividing annualized net income by average total assets.

(3)         Calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.

(4)         Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.

(5)         Non-GAAP performance measure.

Net Interest Income

Net interest income of $43.4 million for the quarter ended September 30, 2013 decreased $3.0 million, or 6.5%, as compared to the third quarter of 2012. This overall decrease on a quarter-over-quarter basis was a result of decreases in total interest income of $4.6 million, or 8.3%, from $55.4 million at September 30, 2012 to $50.8 million at September 30, 2013, offset by a decrease in interest expense of $1.6 million, or 17.5%, from $9.0 million at September 30, 2012 to $7.4 million at September 30, 2013. Pricing pressures in all lending areas continued through the third quarter of 2013 with decreases in the rates charged on newly originated loans quarter-over-quarter offset by an increase in prepayment penalties as discussed at greater length in “Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2013 and September 30, 2012 — Interest Income — Loans and Leases” below.

As a result, net interest margin of 3.56% in the third quarter of 2013 decreased 44 basis points from 4.00% in the third quarter of 2012. Purchase accounting amortization and accretion of $1.8 million contributed 15 basis points to yields on interest-earning assets during the third quarter of 2013, compared to an additional $4.7 million and 40 basis points in the third quarter of 2012.

The cost of funds (including non-interest-bearing demand checking accounts) declined from 0.82% for the three months ended September 30, 2012 to 0.65% for the three months ended September 30, 2013. The Company’s reduction in interest rates offered on money market accounts and certificates of deposit as well as the reduction in wholesale borrowing costs contributed significantly to the reduction in funding costs, which declined 17 basis points from the three months ended September 30, 2012 to the three months ended September 30, 2013. Purchase accounting amortization and accretion on certificates of deposit and other funding sources of $0.9 million and $1.2 million contributed 7 basis points and 10 basis points to reductions in the costs of funds for the three months ended September 30, 2013 and 2012, respectively.

Net interest income of $132.4 million for the nine months ended September 30, 2013 decreased $0.4 million or 0.3% when compared to the nine months ended September 30, 2012. This overall decrease on a year-over-year basis was a result of a $4.9 million reduction in total interest income, from $160.2 million for the nine months ended September 30, 2012 to $155.3 million for the nine months ended September 30, 2013. The reduction in interest income is partially offset by a decrease in interest expense of $4.5 million, or 16.5% , from $27.4 million at September 30, 2012 to $22.9 million at September 30, 2013.

Net interest margin of 3.68% for the nine months ended September 30, 2013 decreased 20 basis points from 3.88% as compared to the nine months ended September 30, 2012. Purchase accounting amortization and accretion of $6.4 million contributed 18 basis points to yields on interest-earning assets during the first nine months of 2013, compared to an additional $8.8 million and 26 basis points in the first nine months of 2012.

The cost of funds (including non-interest-bearing demand checking accounts) also declined from 0.86% for the first nine months of 2012 to 0.68% for the first nine months of 2013. The Company’s reduction in interest rates offered on money market accounts, and certificates of deposit as well as the reduction in wholesale borrowing costs contributed significantly to the reduction in funding costs, which declined 18 basis points from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Purchase accounting amortization and accretion on certificates of deposit and other funding sources of $3.0 million and $3.9 million contributed 8 and 11 basis points to reductions in the costs of funds for the first nine months of 2013 and 2012, respectively.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended September 30, 2013 and September 30, 2012, and for the nine months ended September 30, 2013 and September 30, 2012. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$69,272	$22	0.13%	$103,614	$71	0.27%
Debt securities (2)	475,506	2,047	1.72%	412,439	1,955	1.90%
Marketable and restricted equity securities (2)	66,995	346	2.06%	62,121	110	0.72%
Total investments	611,773	2,415	1.58%	578,174	2,136	1.48%
Commercial real estate loans (3)	2,088,450	24,021	4.56%	1,944,222	23,648	4.89%
Commercial loans (3)	442,052	4,493	3.99%	378,822	6,869	7.23%
Equipment financing (3)	489,127	8,343	6.79%	406,423	7,816	7.69%
Indirect automobile loans (3)	460,927	4,172	3.59%	577,119	5,852	4.03%
Residential mortgage loans (3)	507,616	4,866	3.81%	506,701	5,686	4.49%
Other consumer loans (3)	262,442	2,762	4.17%	269,915	3,544	5.22%
Total loans and leases	4,250,614	48,657	4.54%	4,083,202	53,415	5.24%
Total interest-earning assets	4,862,387	51,072	4.16%	4,661,376	55,551	4.77%
Allowance for loan and lease losses	(44,959)			(40,510)
Non-interest-earning assets	382,155			424,892
Total assets	$5,199,583			$5,045,758

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$198,643	$42	0.08%	$181,891	$51	0.11%
Savings accounts	512,205	315	0.24%	517,068	410	0.32%
Money market accounts	1,377,495	2,040	0.59%	1,239,230	2,246	0.72%
Certificates of deposit	957,494	2,240	0.93%	1,049,390	2,668	1.01%
Total interest-bearing deposits (4)	3,045,837	4,637	0.60%	2,987,579	5,375	0.72%
Advances from the FHLBB	772,067	2,666	1.37%	757,017	3,408	1.79%
Other borrowed funds	44,326	108	0.96%	57,753	200	1.38%
Total interest-bearing liabilities	3,862,230	7,411	0.76%	3,802,349	8,983	0.94%
Non-interest-bearing liabilities:
Demand checking accounts (4)	675,907			572,305
Other non-interest-bearing liabilities	44,832			59,429
Total liabilities	4,582,969			4,434,083
Brookline Bancorp, Inc. stockholders’ equity	612,866			605,988
Noncontrolling interest in subsidiary	3,748			5,687
Total liabilities and equity	$5,199,583			$5,045,758
Net interest income (tax-equivalent basis) /		43,661	3.40%		46,568	3.83%
Less adjustment of tax-exempt income		249			157
Net interest income		$43,412			$46,411
Net interest margin (6)			3.56%			4.00%

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

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.49% and 0.60% in the three months ended September 30, 2013 and September 30, 2012, respectively.

(5)         Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)         Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$58,872	$72	0.16%	$98,781	$166	0.23%
Debt securities (2)	478,110	5,841	1.63%	445,012	6,741	2.02%
Marketable and restricted equity securities (2)	67,506	1,056	2.09%	57,225	329	0.77%
Total investments	604,488	6,969	1.54%	601,018	7,236	1.61%
Commercial real estate loans (3)	2,041,834	72,190	4.69%	1,889,996	70,723	5.01%
Commercial loans (3)	424,904	15,796	4.91%	360,453	16,170	5.99%
Equipment financing (3)	465,217	24,418	7.01%	384,453	22,000	7.63%
Indirect automobile loans (3)	493,898	13,611	3.68%	577,857	18,132	4.19%
Residential mortgage loans (3)	509,728	15,132	3.97%	498,929	16,675	4.46%
Other consumer loans (3)	263,762	7,886	4.00%	269,473	9,587	4.75%
Total loans and leases	4,199,343	149,033	4.72%	3,981,161	153,287	5.15%
Total interest-earning assets	4,803,831	156,002	4.32%	4,582,179	160,523	4.68%
Allowance for loan and lease losses	(43,146)			(34,914)
Non-interest-earning assets	375,074			405,524
Total assets	$5,135,759			$4,952,789

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$194,775	$128	0.09%	$182,441	$162	0.12%
Savings accounts	511,672	975	0.25%	517,168	1,351	0.35%
Money market accounts	1,336,093	6,136	0.61%	1,188,551	6,658	0.75%
Certificates of deposit	980,628	6,975	0.95%	1,064,431	8,184	1.03%
Total interest-bearing deposits (4)	3,023,168	14,214	0.63%	2,952,591	16,355	0.74%
Advances from the FHLBB	761,927	8,303	1.46%	723,934	10,502	1.94%
Other borrowed funds	50,941	374	0.98%	59,344	563	1.27%
Total interest-bearing liabilities	3,836,036	22,891	0.80%	3,735,869	27,420	0.98%
Non-interest-bearing liabilities:
Demand checking accounts (4)	641,749			545,109
Other non-interest-bearing liabilities	38,811			67,793
Total liabilities	4,516,596			4,348,771
Brookline Bancorp, Inc. stockholders’ equity	615,519			598,292
Noncontrolling interest in subsidiary	3,644			5,726
Total liabilities and equity	$5,135,759			$4,952,789
Net interest income (tax-equivalent basis) /		133,111	3.52%		133,103	3.70%
Less adjustment of tax-exempt income		667			298
Net interest income		$132,444			$132,805
Net interest margin (6)			3.68%			3.88%

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

(4)         Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.52% and 0.62% in the nine months ended September 30, 2013 and September 30, 2012, respectively.

(5)         Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)         Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents, on a tax-equivalent basis, the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Short-term investments	$(19)	$(30)	$(49)	$(56)	$(38)	$(94)
Debt securities	287	(195)	92	474	(1,374)	(900)
Marketable and restricted equity securities	10	226	236	69	658	727
Total investments	278	1	279	487	(754)	(267)
Loans and leases:
Commercial real estate loans	1,888	(1,515)	373	5,862	(4,395)	1,467
Commercial loans and leases	1,035	(3,411)	(2,376)	2,708	(3,082)	(374)
Equipment financing	1,506	(979)	527	4,321	(1,903)	2,418
Indirect automobile loans	(1,087)	(593)	(1,680)	(2,472)	(2,049)	(4,521)
Residential mortgage loans	11	(831)	(820)	349	(1,892)	(1,543)
Other consumer loans	(95)	(687)	(782)	64	(1,765)	(1,701)
Total loans and leases	3,258	(8,016)	(4,758)	10,832	(15,086)	(4,254)
Total change in interest and dividend income	3,536	(8,015)	(4,479)	11,319	(15,840)	(4,521)

Interest expense
Deposits:
NOW accounts	5	(14)	(9)	10	(44)	(34)
Savings accounts	(4)	(91)	(95)	(14)	(362)	(376)
Money market accounts	236	(442)	(206)	764	(1,286)	(522)
Certificates of deposit	(221)	(207)	(428)	(626)	(583)	(1,209)
Total deposits	16	(754)	(738)	134	(2,275)	(2,141)
Advances from the FHLBB	67	(809)	(742)	527	(2,726)	(2,199)
Other borrowed funds	(40)	(52)	(92)	(73)	(116)	(189)
Total change in interest expense	43	(1,615)	(1,572)	588	(5,117)	(4,529)
Change in tax-exempt income	92	—	92	369	—	369
Change in net interest income	$3,401	$(6,400)	$(2,999)	$10,362	$(10,723)	$(361)

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$23,826	$23,648	$178	0.8%	$71,682	$70,629	$1,053	1.5%
Commercial loans	4,493	6,725	(2,232)	-33.2%	15,796	16,026	(230)	-1.4%
Equipment financing	8,343	7,816	527	6.7%	24,418	22,000	2,418	11.0%
Indirect automobile loans	4,172	5,852	(1,680)	-28.7%	13,611	18,132	(4,521)	-24.9%
Residential mortgage loans	4,866	5,686	(820)	-14.4%	15,132	16,675	(1,543)	-9.3%
Other consumer loans	2,762	3,544	(782)	-22.1%	7,886	9,587	(1,701)	-17.7%
Total interest income — loans and leases	$48,462	$53,271	$(4,809)	-9.0%	$148,525	$153,049	$(4,524)	-3.0%

Declines in the yields on all but the commercial loan portfolio reflect the high rate of loan refinancings and the intense pricing competition which continues to characterize the Company’s lending markets.

Interest income from loans and leases was $48.5 million for the three months ended September 30, 2013, resulting in a yield on total loans and leases of 4.54%. This compares to $53.3 million of interest on loans and leases and a yield of 5.24% for the three months ended September 30, 2012. The quarter-over-quarter $4.8 million decrease in interest income from loans and leases was due to a $8.0 million rate-related decrease, offset by an increase of $3.3 million due to increased origination volume. Purchase accounting accretion and amortization on acquired loans of $0.9 million contributed 8 basis points to net interest margin during the third quarter of 2013, compared to an additional $3.5 million and 30 basis points in the third quarter of 2012. The third quarter of 2013 also benefited from $0.4 million in prepayment penalties which contributed 4 basis points to net interest margin and in particular, to the yield on commercial loans, compared to $0.9 million and 8 basis points in the third quarter of 2012.

Interest income from loans and leases was $148.5 million for the nine months ended September 30, 2013, resulting in a yield on total loans of 4.72%. This compares to $153.0 million of interest on loans and a yield of 5.15% for the nine months ended September 30, 2012. The $4.5 million decrease in interest income from loans and leases was a result of $15.1 million in interest-rate reductions on loans, offset by an increase of $10.8 million due to volume. Accretion and amortization on acquired loans of $3.4 million contributed 9 basis points to net interest margin during the first nine months of 2013, compared to an additional $4.9 million and 14 basis points in the first nine months of 2012. The the first nine months of 2013 also benefited from $3.0 million in prepayment penalties which contributed 8 basis points to the net interest margin and in particular, to the yield on commercial loans, compared to $1.9 million and 6 basis points during the first nine months of 2012.

Investments

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Short-term investments	$22	$71	$(49)	-69.0%	$72	$166	$(94)	-56.6%
Debt securities	2,041	1,949	92	4.7%	5,827	6,719	(892)	-13.3%
Marketable and restricted equity securities	298	103	195	189.3%	911	291	620	213.1%
Total interest income — investments	$2,361	$2,123	$238	11.2%	$6,810	$7,176	$(366)	-5.1%

The year-over-year decrease in total investment income is largely a result of rate-driven reduction stemming from the paydown of higher-coupon MBSs and CMOs which were replaced by similar but lower-yielding securities.

Total investment income was $2.4 million for the three months ended September 30, 2013, compared to $2.1 million for the three months ended September 30, 2012, representing an increase of $0.2 million, or 11.2%. The yield on investments increased from 1.48% for the quarter ended September 30, 2012 to 1.58% for the quarter ended September 30, 2013. The $0.2 million year-over-year increase in quarterly interest income on investments was largely volume-driven.

Total investment income was $6.8 million for the nine months ended September 30, 2013 compared to $7.2 million for the nine months ended September 30, 2012, representing a decrease of $0.4 million, or 5.1%. The yield on investments decreased from 1.61% for the nine months ended September 30, 2012 to 1.54% for the nine months ended September 30, 2013. Of the $0.4 million decrease in interest income on investments from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, $0.5 million of increases in volume were offset by $0.8 million of decreases in interest rates as the portfolio replaced higher-yielding securities into the current low-rate environment.

Interest Expense

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$42	$51	$(9)	-17.6%	$128	$162	$(34)	-21.0%
Savings accounts	315	410	(95)	-23.2%	975	1,351	(376)	-27.8%
Money market accounts	2,040	2,246	(206)	-9.2%	6,136	6,658	(522)	-7.8%
Certificates of deposit	2,240	2,668	(428)	-16.0%	6,975	8,184	(1,209)	-14.8%
Total interest expense — deposits	4,637	5,375	(738)	-13.7%	14,214	16,355	(2,141)	-13.1%
Borrowed funds:
Advances from the FHLBB	2,666	3,408	(742)	-21.8%	8,303	10,502	(2,199)	-20.9%
Other borrowed funds	108	200	(92)	-46.0%	374	563	(189)	-33.6%
Total interest expense — borrowed funds	2,774	3,608	(834)	-23.1%	8,677	11,065	(2,388)	-21.6%
Total interest expense	$7,411	$8,983	$(1,572)	-17.5%	$22,891	$27,420	$(4,529)	-16.5%

Deposits

Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.

Interest expense on deposits decreased $0.7 million or 13.7% from $5.4 million for the quarter ended September 30, 2012 to $4.6 million for the quarter ended September 30, 2013, largely as a result of decreases in deposit offering rates. As a result, the cost of total interest-bearing deposits decreased from 0.72% during the three months ended September 30, 2012 to 0.60% in the three months ended September 30, 2013. Amortization of purchase accounting adjustments of $0.1 million and $0.3 million improved the Company’s net interest margin 1 basis point and 2 basis points, respectively, in the three months ended September 30, 2013 and 2012.

Similarly, the Company’s year-over-year interest expense on interest-bearing deposits decreased $2.1 million from $16.4 million for the nine months ended September 30, 2012 to $14.2 million for the same period in 2013, largely as a result of reductions in interest rates. The cost of total interest-bearing deposits decreased from 0.74% in the nine months ended September 30, 2012 to 0.63% in the nine months ended September 30, 2013. Amortization of purchase accounting adjustments of $0.3 million and $1.0 million improved the Company’s net interest margin by 1 basis point and 3 basis points, respectively, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Borrowed Funds

Interest paid on borrowed funds decreased by $0.8 million, or 23.1% from $3.6 million for the three months ended September 30, 2012 to $2.8 million for the three months ended September 30, 2013. The cost of borrowed funds declined from 1.76% during the three months ended September 30, 2012 to 1.35% for the quarter ended September 30, 2013.  Decreases in borrowing rates resulted in a decrease in debt-related interest expenses of $0.9 million. Amortization of purchase accounting adjustments on borrowed funds of $0.8 million and $0.9 million improved the Company’s net interest margin by 7 basis points and 8 basis points, respectively, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Interest paid on borrowed funds decreased by $2.4 million, or 21.6% from $11.1 million for the nine months ended September 30, 2012 to $8.7 million for the nine months ended September 30, 2013. The cost of borrowed funds declined from 1.89% on a period-over-period basis to 1.43% for the nine months ended September 30, 2013. Decreases in borrowing rates resulted in a reduction in debt-related interest expenses of $2.8 million, partially offset by a $0.5 million increase in interest expense due to an increase in the balance of borrowed funds.  Amortization of purchase accounting adjustments on borrowed funds of $2.6 million and $2.9 million improved the Company’s net interest margin by 7 basis points and 8 basis points, respectively, in the nine months ended September 30, 2013 compared to the nine months ended 2012.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$447	$1,187	$(740)	-62.3%	$2,525	$3,568	$(1,043)	-29.2%
Commercial	2,036	1,453	583	40.1%	3,632	7,973	(4,341)	-54.4%
Indirect automobile	15	235	(220)	-93.6%	(193)	828	(1,021)	-123.3%
Consumer	179	429	(250)	-58.3%	753	1,170	(417)	-35.6%
Unallocated	53	(283)	336	-118.7%	200	(593)	793	-133.7%
Total provision for loan and lease losses	2,730	3,021	(291)	-9.6%	6,917	12,946	(6,029)	-46.6%
Unfunded credit commitments	18	(159)	177	-111.3%	125	(159)	284	-178.6%
Total provision for credit losses	$2,748	$2,862	$(114)	-4.0%	$7,042	$12,787	$(5,745)	-44.9%

The provisions for credit losses for the third quarter of 2013 and 2012 were $2.7 million and $2.9 million, respectively. The provisions for credit losses for the nine months ended September 2013 and 2012 were $7.0 million and $12.8 million, respectively. The $5.7 million period-over-period decrease in the provision for loan and lease losses were due in large part to a $4.2 million provision related to two short-term commercial loans made by BankRI shortly after acquisition in early 2012 and a$1.2 million reduction in general allowance due to improving asset quality and economic metrics. The third quarter 2013 provision for loan and lease losses includes a provision of $0.7 million for post-acquisition deterioration of certain acquired loans and loan pools. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

During the nine months ended September 30, 2013, the liability for unfunded credit commitments increased $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. This increase increased the provision for credit losses by the same amount during the first nine months of 2013. No credit commitments were charged off against the liability account in the nine-month periods ended September 30, 2013 or 2012.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Fees, charges and other income	$4,011	$3,858	$153	4.0%	$11,412	$11,759	$(347)	-3.0%
Loss from investments in affordable housing	(558)	(73)	(485)	664.4%	(1,494)	(455)	(1,039)	228.4%
Gain on sales of securities	—	—	—	N/A	—	797	(797)	-100.0%
Total non-interest income	$3,453	$3,785	$(332)	-8.8%	$9,918	$12,101	$(2,183)	-18.0%

Total non-interest income decreased $0.3 million, or 8.8%, from $3.8 million for the three months ended September 30, 2012 to $3.5 million for the three months ended September 30, 2013, and decreased $2.2 million, or 18.0%, from $12.1 million for the nine months ended ended September 30, 2012 to $9.9 million for the nine months ended September 30, 2013. The decrease from the three months ended September 30, 2012 to the three months ended September 30, 2013 is primarily attributable to a $0.5 million increase in loss from investments in affordable housing projects. The decrease from the nine months ended ended September 30, 2012 to the nine months ended September 30, 2013 was due to a $1.0 million increase in loss from investments in affordable housing projects, as well as a $0.8 million reduction in gain on sales of securities.

Fees, charges and other income are the major sources of non-interest income for the Company, and include deposit-related fees, loan-related fees and other service fees. Fees, charges and other income increased $0.2 million, or 4.0%, for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012. For the three-month period ended September 30, 2013, the Company recorded a $0.2 million recovery of an investment previously written off as other-than-temporary impairment. Fees, charges, and other income decreased $0.3 million, or 3.0%, for the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012. The decrease is due in part to a reduction of $0.5 million in loan-related fees, offset by an increase of $0.5 million in deposit-related income from a larger deposit base.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$15,591	$14,664	$927	6.3%	$48,586	$43,590	$4,996	11.5%
Occupancy	3,312	2,673	639	23.9%	9,260	7,852	1,408	17.9%
Equipment and data processing	4,061	4,136	(75)	-1.8%	12,423	11,548	875	7.6%
Professional services	1,329	1,932	(603)	-31.2%	4,343	10,939	(6,596)	-60.3%
FDIC insurance	508	973	(465)	-47.8%	2,378	3,123	(745)	-23.9%
Advertising and marketing	758	689	69	10.0%	2,196	2,166	30	1.4%
Amortization of identified intangible assets	1,154	1,271	(117)	-9.2%	3,495	3,825	(330)	-8.6%
Other	2,840	4,098	(1,258)	-30.7%	8,459	8,464	(5)	-0.1%
Total non-interest expense	$29,553	$30,436	$(883)	-2.9%	$91,140	$91,507	$(367)	-0.4%

Non-interest expense for the three months ended September 30, 2013 decreased $0.9 million compared to the same period in 2012. The increases of $0.9 million in compensation and employee benefits expense and $0.6 million in occupancy expense were offset by decreases of $0.6 million in professional services expense and $1.3 million in other expenses.

Non-interest expense for the nine months ended September 30, 2013 remained flat as compared to the nine months ended September 30, 2012. The increases of $5.0 million in compensation and employee benefits expense, $1.4 million in occupancy expense and $0.9 million in equipment and data processing expense were offset by a decrease of $6.6 million in professional services expense.

The efficiency ratio increased from 60.63% for the three-month period ending September 30, 2012 to 63.06% for the three-month period ending September 30, 2013, and  from 63.15%  for the nine-month period ending September 30, 2012 to 64.02% for the nine-month period ending September 30, 2013. These increases are primarily as a result of 2013 costs associated with the Company’s infrastructure build, which is now in its final stage.

Compensation and employee benefit expense for the three months ended September 30, 2013 increased $0.9 million, or 6.3% as compared to the same period in 2012. Comparing the nine-month period ended September 30, 2013 and September 30, 2012, the expense increased $5.0 million, or 11.5%. While there was a $0.6 million reduction in compensation and employee benefit expense related to Supplemental Executive Retirement Plan during the third quarter of 2013, the decrease was offset by increases in expense quarter-over-quarter and year-over-year due to addition of loan officers and other individuals in key support areas of the Company including the Loan Review, Credit Administration, Compliance, Human Resources, Legal and Finance functions.

Occupancy expense for the three months ended September 30, 2013 increased $0.6 million, or 23.9%, as compared to the same period in 2012. Comparing the nine-month period ended September 30, 2013 and September 30, 2012, the expense increased $1.4 million, or 17.9%. The increase in occupancy expense is primarily due to additional expenses for the new corporate headquarters in 2013, additional depreciation expenses from new branches in 2013, and the retirement of certain premises and equipment during the three months ended September 30, 2013.

Equipment and data processing expense remained flat for the three months ended September 30, 2013 as compared to the same period in 2012. Comparing the nine-month period ending September 30, 2013 and September 30, 2012, the expense increased $0.9 million, or 7.6%. Equipment and data processing expenses for the nine months ended September 30, 2013 increased year-over-year largely as a result of upgrades in data processing, purchases of equipment and conversion-related expenses incurred in conjunction with BankRI’s core system conversion.

Professional services expense for the three months ended September 30, 2013 decreased $0.6 million, or 31.2% as compared to the same period in 2012 as outside consultants were released. Comparing the nine-month period ended September 30, 2013 and September 30, 2012, professional services expense decreased $6.6 million, or 60.3%, largely as a result of the inclusion of $5.4 million of acquisition-related expenses in 2012. Additionally, in 2013, there was a reduction in the costs for professional services for integration, bank charter conversion and infrastructure-related expenses.

Other expense decreased $1.3 million, or 30.7%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. The decrease was due largely to reductions in infrastructure-related costs.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$14,564	$16,898	$(2,334)	-13.8%	$44,180	$40,612	$3,568	8.8%
Provision for income taxes	4,645	5,176	(531)	-10.3%	15,156	14,473	683	4.7%
Net income	$9,919	$11,722	$(1,803)	-15.4%	$29,024	$26,139	$2,885	11.0%

Effective tax rate	31.9%	30.6%	N/A	4.2%	34.3%	35.6%	N/A	-3.7%

The Company recorded income tax expense of $4.6 million for the three months ended September 30, 2013, compared to $5.2 million for the three months ended September 30, 2012, representing total effective tax rates of 31.9% and 30.6%, respectively. The increase in the effective federal and state tax rate for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily due to a $0.5 million reduction in the $0.6 million rehabilitation tax credits in 2012 related to the construction of the Company’s new Corporate office.

On a year-to-date basis, the Company recorded income tax expense of $15.2 million for the first nine months of 2013, compared to $14.5 million for the first nine months of 2012, representing total effective tax rates of 34.3% and 35.6%, respectively. The decrease in the effective federal and state tax rate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily due to the non-deductibility of $1.4 million of the $5.4 million in professional fees incurred in 2012 related to the BankRI acquisition, a $0.3 million increase in tax credits from investments in affordable housing partnerships from $0.6 million for the nine months ended September 2012 to $0.9 million for the nine months ended September 30, 2013, and a $0.3 million tax benefit recognized in 2013 for adjustments to the 2012 tax return. These decreases in the effective tax rate were partially offset by the $0.8 million reduction in rehabilitation tax credits recognized in 2013 as compared to 2012.

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

Deposits, which are considered the most stable source of liability liquidity, totaled $3.7 billion at September 30, 2013, and represented 81.9% of total funding (the sum of total deposits and total borrowings), compared to deposits of $3.6 billion, or 80.9% of total funding, at December 31, 2012. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $2.8 billion at September 30, 2013 and represented 74.6% of total deposits, compared to core deposits of $2.6 billion, or 72.0% of total deposits, at December 31, 2012. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $828.8 million at September 30, 2013, representing 18.1% of total funding, compared to $854.0 million, or 19.1% of total funding, at December 31, 2012. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At September 30, 2013, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.0 billion, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% and 30% of total assets. At September 30, 2013, cash and equivalents and available-for-sale securities totaled $575.8 million, or 11.0% of total assets. This compares to $598.4 million, or 11.6% of total assets at December 31, 2012.

While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks’ lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity needs.

Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2013	At December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to originate loans and leases:
Commercial real estate	$55,517	$85,726
Commercial	66,249	67,857
Residential mortgage	8,161	8,726
Unadvanced portion of loans and leases	539,861	421,143
Unused lines of credit:
Home equity	197,740	165,936
Other consumer	3,568	4,017
Other commercial	1,015	965
Unused letters of credit:
Financial standby letters of credit	18,621	19,887
Performance standby letters of credit	2,916	2,916
Commercial and similar letters of credit	228	112
Back-to-back interest-rate swaps	22,619	33,221

Capital Resources

At September 30, 2013, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At September 30, 2013:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$476,759	9.45%	$201,803	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	476,759	11.21%	170,119	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	524,055	12.32%	340,295	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$305,164	9.66%	$126,362	4.00%	$157,952	5.00%
Tier 1 risk-based capital ratio	(2)	305,164	10.84%	112,607	4.00%	168,910	6.00%
Total risk-based capital ratio	(3)	340,376	12.09%	225,228	8.00%	281,535	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$146,170	9.03%	$64,749	4.00%	$80,936	5.00%
Tier 1 risk-based capital ratio	(2)	146,170	11.73%	49,845	4.00%	74,767	6.00%
Total risk-based capital ratio	(3)	155,660	12.49%	99,702	8.00%	124,628	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$30,179	9.86%	$12,243	4.00%	$15,304	5.00%
Tier 1 risk-based capital ratio	(2)	30,179	13.66%	8,837	4.00%	13,256	6.00%
Total risk-based capital ratio	(3)	31,711	14.35%	17,679	8.00%	22,098	10.00%

At December 31, 2012:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.44%	$197,094	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.85%	171,481	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.83%	342,909	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.29%	$121,725	4.00%	$152,156	5.00%
Tier 1 risk-based capital ratio	(2)	282,706	9.78%	115,626	4.00%	173,439	6.00%
Total risk-based capital ratio	(3)	318,629	11.02%	231,310	8.00%	289,137	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$136,100	8.50%	$64,047	4.00%	$80,059	5.00%
Tier 1 risk-based capital ratio	(2)	136,100	11.54%	47,175	4.00%	70,763	6.00%
Total risk-based capital ratio	(3)	141,171	11.97%	94,350	8.00%	117,937	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.72%	$12,020	4.00%	$15,025	5.00%
Tier 1 risk-based capital ratio	(2)	29,209	13.24%	8,824	4.00%	13,237	6.00%
Total risk-based capital ratio	(3)	30,168	13.68%	17,642	8.00%	22,053	10.00%

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at September 30, 2013 or December 31, 2012. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at September 30, 2013.

At September 30, 2013, net interest income simulation indicated that the Company’s exposure to changing interest rates was within established tolerances. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate shocks on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2013		December 31, 2012		September 30, 2012
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 200%	$1,643	0.91%	$1,513	0.86%	$2,851	1.65%
Up 100%	794	0.44%	713	0.41%	1,264	0.73%
Down 100%	(2,426)	-1.35%	(39)	-0.02%	(44)	-0.03%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. At September 30, 2013, the Company’s one-year cumulative gap was a negative $621.6 million, or negative 11.9% of total assets, compared with a negative $502.3 million, or 9.8% of total assets at December 31, 2012 and a negative $486.5 million, or 9.8% of total assets at September 30, 2012.

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

Economic Value of Equity (“EVE”) at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s interest-rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of the economic value of equity to changes in interest rates. The EVE at Risk Simulation values only the current balance sheet and does not incorporate growth assumptions. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, and rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2013, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	September 30, 2013
Up 300%	-7.51%
Up 200%	-7.97%
Up 100%	-5.61%
Down 100%	4.18%

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

In conjunction with the Company’s core systems conversions and its ongoing consolidation of its subsidiary banks’ back-office operations, shared services, and policies and procedures, the Company continues to focus on consolidating and enhancing internal controls over financial reporting. There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company’s internal controls over financial reporting.

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

The Dodd-Frank Consumer Protection and Wall Street Reform Act (the “Dodd-Frank Act”) requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well-capitalized” institution and increases the minimum Tier I capital ratio for a “well-capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust-preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

Exhibit 101***

The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2013 and 2012.

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

BROOKLINE BANCORP, INC.

Date: November 8, 2013	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Julie A. Gerschick
Julie A. Gerschick
Chief Financial Officer and Treasurer
(Principal Financial Officer)