Form 10-K
period 2013-12-31
BROOKLINE BANCORP INC
filed 2014-03-03
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2013,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from           N/A           to                                 .
Commission File Number: 0-23695
BROOKLINE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	04-3402944 (I.R.S. Employer Identification No.)
131 Clarendon Street, Boston, Massachusetts (Address of principal executive offices)	02117-9179 (Zip Code)
(617) 425-4600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	Nasdaq Global Select Market
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The number of shares of common stock held by nonaffiliates of the registrant as of February 28, 2014 was 70,163,809 for an aggregate market value of $632.8 million. This excludes 284,952 shares held by Brookline Bank Employee Stock Ownership Plan and Trust.
At February 28, 2014, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 75,744,445 and 70,572,460, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2013 FORM 10-K

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company's forward-looking statements are reasonable, the Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continued weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay their loans and leases; changes in the value of securities and other assets in our investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, First Ipswich Bank ("First Ipswich" and formerly known as the First National Bank of Ipswich) and its subsidiaries, and Brookline Securities Corp.
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 23 full-service banking offices in Brookline, Massachusetts and the greater Boston metropolitan area. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
On February 28, 2011, the Company acquired First Ipswich Bancorp, the holding company for First Ipswich, headquartered in Ipswich, Massachusetts. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Securities II Corp., First Ipswich Insurance Agency, First Ipswich Realty and FNBI Realty, operates 6 full-service banking offices on the North Shore of eastern Massachusetts and in the Boston metropolitan area. In June 2012, the First National Bank of Ipswich changed its name to First Ipswich Bank.
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
As a commercially focused financial institution with 47 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include indirect automobile loans as well as equipment financing in the New York/New Jersey metropolitan area and elsewhere.
The Company focuses its business efforts on growing its commercial lending businesses, both organically and through acquisitions. The Company's customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued addition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. The Company's multi-bank structure retains the local-bank orientation while relieving local bank management of the responsibility for most back-office functions which are consolidated at the holding company level. Branding and pricing remain largely local in order to better meet the needs of bank customers and further motivate the Banks' commercial, business and retail bankers.
The Company, has, from time to time, acquired other business lines or financial institutions that it believes share the Company's relationship and customer service orientations and provide access to complementary markets, customers, products, and/or services. The Company expanded its geographic footprint with the acquisitions of First Ipswich in February 2011 and BankRI in January 2012.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02117-9179 and its telephone number is 617-425-4600.
Total loans and leases increased $186.8 million, or 4.5%, at December 31, 2013, compared to 2012. Loan and lease growth from 2012 was driven by growth of $315.8 million, or 11.1%, in the commercial loan business. Indirect automobile loans decreased $141.8 million, or 26.1%, as a result of the Company's decision not to originate such loans at very low interest rates. During the year ended December 31, 2013, the Company's total deposits increased $218.7 million, or 6.0%, as compared to December 31, 2012. The year-over-year increase in total deposits was driven by an increase in commercial and municipal deposits as the Company continues its efforts to expand customer relationships by offering a full suite of products. Core (non-certificate of deposit) deposits increased $295.0 million, or 11.3%, to $2.9 billion as the Company strategically shifts from certificates of deposit to money market accounts in an effort to reduce its cost of funds.
Throughout 2013, the Company added $10.7 million to its allowance for loan and lease losses and experienced net charge-offs of $3.4 million to bring the balance to $48.5 million at December 31, 2013. The ratio of the allowance for loan and lease losses to total loans and leases was 1.11% at December 31, 2013, up from 0.99% at December 31, 2012. Excluding the loans acquired from BankRI and First Ipswich, the ratio of the allowance for loan and lease losses related to originated loans and leases was 1.32% at December 31, 2013 and 1.33% at December 31, 2012. Nonperforming assets at December 31, 2013 were $18.1 million, down from $23.7 million at the end of 2012. This decrease is the result of the Company's successful resolution of several large nonperforming loans during 2013, as discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses—Commercial Loans and Leases" section beginning on page 44. Nonperforming assets were 0.34% of total assets at the end of 2013, compared to 0.46% at the end of 2012. The Company's credit quality is solid and compares favorably to its peers, and remains a top priority within the Company.
Net interest income decreased in 2013 by $1.2 million or 0.6% to $176.2 million compared to $177.4 million in 2012, reflecting the decline in the net interest margin to 3.64%, down 21 basis points from 2012. Net income for 2013 decreased $1.8 million, or 4.7%, to $35.4 million from $37.1 million for 2012. Basic and fully diluted earnings per common share ("EPS") decreased to $0.51 for 2013 from $0.53 for 2012.
Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which are dominated by several large national banking institutions. Based on total deposits at June 30, 2013, the Company ranks twelfth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
In addition to other commercial banks, the Company's main competition for generating loans includes savings banks, credit unions, mortgage banking companies, insurance companies, and other financial services companies. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Lending services for the Company are concentrated in the greater Boston, Massachusetts, and Providence, Rhode

Island, metropolitan areas, eastern Massachusetts, southern New Hampshire, and Rhode Island, while the Company's equipment financing activities are concentrated in New York and New Jersey.
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
Market Area and Credit Risk Concentration
As of December 31, 2013, the Company, through its Banks, operated 47 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which its banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated. Based on June 30, 2013 FDIC statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 62%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 76%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and Rhode Island. In addition, the Company, through subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the New York/New Jersey metropolitan area and elsewhere.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by limiting loan-to-value ratios at loan origination, lending to seasoned real estate owners/managers, using reasonable capitalization and vacancy ratios, cross-collateralizing loans to one borrower when deemed prudent, and limiting the amount and types of construction lending. At December 31, 2013, the largest commercial real estate loan in Brookline Bank's portfolio was $14.0 million, the largest commercial real estate loan in First Ipswich's portfolio was $3.7 million, and the largest commercial real estate loan in BankRI's portfolio was $8.9 million. Many of the Banks’ commercial real estate customers have other commercial borrowing relationships with the bank.
Commercial loans and equipment leasing. Brookline Bank and First Ipswich originate commercial loans and leases for working capital and other business-related purposes, and are concentrating such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, in New York and New Jersey. BankRI originates commercial loans and lines of credit for various business-related purposes, and engages in equipment financing through its wholly-owned subsidiary, Macrolease.
Because commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as coin-operated laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by limiting industry concentrations, franchisee concentrations and duration of loan maturities; requiring strong debt service coverage ratios; limiting loan-to-value ratios; employing adjustable rates without interest rate caps; and securing personal guarantees from borrowers. At December 31, 2013, the largest commercial loan in Brookline Bank's portfolio was $20.1 million, the largest commercial loan in First Ipswich's portfolio was for $2.0 million, and the largest commercial loan in BankRI's portfolio was for $11.0 million.
Indirect auto loans. Most of Brookline Bank's indirect automobile loans are originated through automobile dealerships located in Massachusetts, Connecticut, Rhode Island and New Hampshire. At December 31, 2013, the largest indirect automobile loan in Brookline Bank's portfolio was $69,000. For regulatory purposes, Brookline Bank's indirect automobile loan portfolio is not classified as "subprime lending." Brookline Bank has established policies for loan underwriting and the careful monitoring of its indirect auto loan portfolio performance and the effect of economic conditions on consumers and the automobile industry. First Ipswich and BankRI do not engage in indirect automobile lending.
Consumer loans. Brookline Bank’s and First Ipswich’s retail customers live and work in the Boston metropolitan area, are financially active and value personalized service and easy branch access. BankRI's retail customers live and work in the Providence, Rhode Island, metropolitan area and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolio, which includes residential mortgage loans, home equity loans and lines of credit, and other consumer loans, caters to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring strong credit histories. At December 31, 2013, the largest consumer loan in Brookline Bank's portfolio was $4.0 million, the largest consumer loan in First Ipswich's portfolio was $1.5 million, and the largest consumer loan in BankRI's portfolio was $3.3 million.
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
Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.2% in October 2009. In December 2013, the unemployment rate was 6.7% nationally, down from 7.8% at the end of 2012.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in both Massachusetts and Rhode island are, in order, education and health services, business and professional services, and trade, transportation and utilities, a sector that includes wholesale and retail trade. The unemployment rate in Massachusetts increased to 7.0% in December 2013 from 6.7% in December 2012, slightly higher than the national average. The unemployment rate in Rhode Island decreased to 9.1% in December 2013 from 10.2% in December 2012, but remains among the highest for any state in the nation.
Despite the positive trends in recent years, the economy has not fully recovered from the effects of the 2008-2009 recession, and unemployment rates remain elevated in relation to historic trends. Should there be any setback in the economy or increase in the unemployment rates in the Boston, Massachusetts, or Providence, Rhode Island, metropolitan areas, the resulting negative consequences could affect occupancy rates in the properties financed by the Company and cause certain individual and business borrowers to be unable to service their debt obligations.
The earnings and business of the Company are affected by external influences such as general economic conditions and the policies of governmental authorities, including the Board of Governors of the Federal Reserve System (the "FRB"). The FRB regulates the supply of money and bank credit to influence general economic conditions throughout the United States of America. The instruments of monetary policy employed by the FRB affect interest rates earned on investment securities and loans and interest rates paid on deposits and borrowed funds. The rate-setting actions of the Federal Open Market Committee of the FRB have a significant effect on the Company's operating results and the level of growth in its loans and leases and deposits.
Personnel
As of December 31, 2013, the Company had 670 full-time employees and 50 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
Access to Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). The Company makes available on or through its internet website, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov and on the Company’s website at www.brooklinebank.com. Press releases are also maintained on the Company’s website. Additional information for BankRI and First Ipswich can be found at www.bankri.com and www.firstipswich.com, respectively. Information on the Company’s website is not incorporated by reference into this document and should not be considered part of this Report.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of shareholders of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Massachusetts Division of Banks (the “MDOB”) under Massachusetts General Laws Chapter 167A. The FRB is also the primary federal regulator of the Banks. In addition, Brookline Bank and First Ipswich are subject to regulation, supervision and examination by the MDOB, and BankRI is subject to regulation, supervision and examination by the Banking Division of the Rhode Island Department of Business Regulation (the “RIBD”).
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, and is qualified by reference to the applicable statutes and regulations.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “-Regulation of the Company-Source of Strength” below;

•	provided for new capital standards applicable to the Company, as discussed in more detail in “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” below;

•	modified deposit insurance coverage, as discussed in “-Regulation of the Banks-Deposit Insurance” below;

•
permitted well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “-Regulation of the Banks-Acquisitions and Branching” below;

•	permitted the payment of interest on business demand deposit accounts;

•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “-Consumer Protection Regulation-Mortgage Reform” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”);

•
barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “-Regulation of Other Activities-Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

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
Source of Strength
Under the BHCA and the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Banks in the event of the financial distress of the Banks. This provision codifies the longstanding policy of the FRB. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Acquisitions and Activities
The BHCA prohibits a bank holding company from acquiring substantially all of the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company without prior approval of the FRB. Further, as a Massachusetts bank holding company, the Company must obtain the prior approval of the Massachusetts Board of Bank Incorporation to acquire ownership or control of more than 5% of any voting stock in any other banking institution, acquire substantially all the assets of a bank, or merge with another bank holding company.
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
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the FRB released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.
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
Deposit Insurance
Substantially all of the deposits of the Banks are insured up to applicable limits by the FDIC’s Depositors Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits-the designated reserve ratio-of 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agencies’ evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine their actual deposit insurance premiums, each of the Banks computes its base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The Company’s FDIC deposit insurance costs totaled $3.1 million in 2013. The FDIC has the power to adjust the assessment rates at any time.
Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. On December 31, 2012, unlimited FDIC insurance on noninterest-bearing transaction accounts under the Dodd-Frank Act expired.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Cross-Guarantee
Similar to the source of strength doctrine discussed above in “-Regulation of the Company-Source of Strength,” under the cross-guarantee provisions of the FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

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
Activities and Investments of Insured State-Chartered Banks
Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks when acting as principal to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.
Brokered Deposits
Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. At December 31, 2013, the Company did not have any brokered deposits.
The Community Reinvestment Act
The Community Reinvestment Act (“CRA”) requires the FRB to evaluate each of the Banks’ performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of “Satisfactory” on its most recent CRA examination. Rhode Island and Massachusetts have enacted substantially similar community reinvestment requirements.
Lending Restrictions
Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the disinterested directors of the bank.

Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements
The FRB has issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below due to the banking organization’s financial condition or actual or anticipated growth.
Current FRB capital adequacy guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities that may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital. The Company’s currently outstanding trust preferred securities were grandfathered for Tier 1 eligibility, subject to a limit of 25% of Tier 1 capital, under the Final Capital Rule discussed below. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities ( to the extent not eligible to be included as Tier 1 capital), term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2013, the Company’s Tier 1 risk-based capital ratio was 11.0% and its total risk-based capital ratio was 12.2%. The Company is currently considered “well capitalized” under all regulatory definitions.
In addition to the risk-based capital requirements, the FRB requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s leverage capital ratio as of December 31, 2013 was 9.4%.
The FRB’s capital adequacy standards also apply to state-chartered banks which are members of the Federal Reserve System, such as the Banks. Moreover, the FRB has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under these regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”
The FRB also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. Each of the Banks is currently considered well-capitalized under all regulatory definitions.
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FRB monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
The Basel Committee on Banking Supervision has released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. On July 2, 2013, the FRB, along with the other federal banking agencies, issued a final rule (the “Final

Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company, Brookline Bank and BankRI. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio to be a “well capitalized institution from 6.0% to 8.0%. The Final Capital Rule also requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weight assets, or face restrictions on capital distributions and executive bonuses. The Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.
The Company must comply with the Final Capital Rule beginning on January 1, 2015.
Safety and Soundness Standards
The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “-Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from the Banks. The revenue of the Company (on a parent company only basis) is derived primarily from dividends paid to it by the Banks. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Banks (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, when the Final Capital Rule comes into effect, our ability to pay dividends will be restricted if we do not maintain a capital conservation buffer. See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. At December 31, 2013, there were no such transactions.
Consumer Protection Regulation
The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB will examine the Banks for compliance with CFPB rules and enforce CFPB rules with respect to the Banks.
Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.
Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Banks must provide their customers with an annual disclosure that explains their policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Banks are prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Banks develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Banks are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of the Banks in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Banks must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
Office of Foreign Assets Control (“OFAC”)
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Banks. At December 31, 2013, the Company did not have any transactions with sanctioned countries, nationals, and others.
Regulation of Other Activities
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds
The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Banks and all of their subsidiaries and affiliates.
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
We and our banking subsidiaries are subject to regulation and supervision by the FRB. Our banking subsidiaries are also subject to regulation and supervision by state banking regulators and the FRB. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FRB and the state banking regulators have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and our banking subsidiaries may conduct business and obtain financing.
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
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, it is difficult to forecast the full impact that such rulemaking will have on us, its customers or the financial industry. In addition, the Dodd-Frank Act established the CFPB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on the Company and its subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After the transition period, the Volcker Rule restrictions will apply to the Company, the Bank and all of our subsidiaries and affiliates, unless an exception applies.
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
We will become subject to more stringent capital requirements.

The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation related to our businesses and operations.
Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.
Our business may be adversely affected by conditions in the financial markets and by economic conditions generally.
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

We primarily serve individuals and businesses located in the greater Boston metropolitan area, eastern Massachusetts, New York, New Jersey, and Rhode Island. Our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in those market areas. Weaker economic conditions caused by recession, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations, and could result in higher loan and lease losses and lower net income for us.
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
Our commercial real estate and commercial loan and lease portfolios currently comprise 72.6% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered on these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.
Competition in the financial services industry could make it difficult for us to sustain adequate profitability.
We face significant competition for loans, leases and deposits from other banks and financial institutions both within and beyond our local marketplace. Many of our competitors have substantially greater resources and higher lending limits than we do and may offer products and services that we do not, or cannot, provide. There is also increased competition by out-of-market competitors through the internet. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct our business. As a result of these various sources of competition, we could lose business to competitors or could be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
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
We and our banking subsidiaries must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.
Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and incur related costs and expenses.
Our ability to service our debt and pay dividends is dependent on capital distributions from our subsidiary banks, and these distributions are subject to regulatory limits and other restrictions.
We are a legal entity that is separate and distinct from the Banks. Our revenue (on a parent company only basis) is derived primarily from dividends paid to us by the Banks. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Banks (including depositors), except to the extent that certain claims of ours in a creditor capacity may be recognized. It is possible, depending upon the financial condition of our subsidiary banks and other factors, that applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If one or more of our subsidiary banks is unable to pay dividends to us, we may not be able to service our debt or pay dividends on our common stock. Further, when the Final Capital Rule comes into effect, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock and would adversely affect our business, financial condition, results of operations and prospects. See Item 1, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”
To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
We have acquired and will continue to consider the acquisition of other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2013, goodwill and other identifiable intangible assets were $154.8 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Company management recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended

December 31, 2013. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.
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
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.
We may be unable to attract and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.
Our success is dependent upon our ability to attract and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to accounting principles generally accepted in the U.S., we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss and litigation reserves, goodwill impairment and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. See the "Critical Accounting Policies" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Changes in generally accepted accounting principles can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting principles that govern the preparation of our financial statements. These changes can be hard to anticipate and implement, and can materially impact how we record and report our financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2013, the Company conducted its business from its main office, which is located in Boston, Massachusetts, and is owned by Brookline Bank, as well as a leased operations center in Brookline, Massachusetts, and an operations center in Lincoln, Rhode Island, that is owned by BankRI. Brookline Bank conducts its business from 23 banking offices, 5 of which are owned and 18 of which are leased, and a leased office in Newton, Massachusetts, that is used to conduct its indirect automobile lending business. Brookline Bank also has 2 remote ATM locations, both of which are leased. Eastern Funding conducts its business from leased premises in New York City and in Melville, New York. BankRI conducts its business from its main office, which is leased and located in Providence, Rhode Island, and from 18 banking offices, 5 of which are owned and 13 of which are leased. BankRI also has 2 remote ATM locations, both of which are leased. Macrolease conducts its business from leased premises in Plainview, New York. First Ipswich conducts its business from 6 banking offices, 1 of which is owned and 5 of which are leased. First Ipswich also has 1 remote ATM location which is leased. Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments at December 31, 2013.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2013, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 28, 2014 was 2,099. Market prices for the Company's common stock and dividends paid per quarter during 2013 and 2012 follow.

	Market Prices		Dividend Paid Per Share
	High	Low
2013
First Quarter	$9.39	$8.66	$0.085
Second Quarter	9.14	8.23	0.085
Third Quarter	10.08	8.81	0.085
Fourth Quarter	9.58	8.72	0.085
2012
First Quarter	$9.78	$8.37	$0.085
Second Quarter	9.49	8.46	0.085
Third Quarter	9.25	8.13	0.085
Fourth Quarter	8.90	7.54	0.085
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the the S&P 500 Index, the Russell 2000 Index, the SNL Index of Banks with assets between $1 billion and $5 billion and the SNL Index of Banks with assets between $5 billion and $10 billion. Index values are as of December 31 of each of the indicated years.
Total Return Performance

	At December 31,
Index	2008	2009	2010	2011	2012	2013
Brookline Bancorp, Inc.	100.00	98.22	111.21	89.79	93.99	109.64
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $5B-$10B	100.00	76.88	83.40	82.77	97.36	150.21
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
SNL Bank $1B $5B	100.00	71.68	81.25	74.10	91.37	132.87
The graph assumes $100 invested on December 31, 2008 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index, the SNL Index of Banks with assets between $1 billion and $5 billion and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

(c)
There were no purchases made during the year ended December 31, 2013 by or on behalf of the Company of the Company's common stock. As of December 31, 2013, the Company was not authorized to repurchase any additional shares of its common stock.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$5,325,106	$5,147,534	$3,299,013	$2,720,542	$2,615,884
Total loans and leases	4,362,465	4,175,712	2,720,821	2,253,538	2,164,295
Allowance for loan and lease losses	48,473	41,152	31,703	29,695	31,083
Net loans and leases	4,313,992	4,134,560	2,689,118	2,223,843	2,133,212
Investment securities available-for-sale	492,428	481,323	217,431	304,540	291,414
Goodwill and identified intangible assets	154,777	159,400	51,013	45,112	46,336
Total deposits	3,835,006	3,616,259	2,252,331	1,810,899	1,633,687
Core deposits(1)	2,900,338	2,605,318	1,446,659	1,019,293	800,474
Certificates of deposit	934,668	1,010,941	805,672	791,606	833,213
Total borrowed funds	812,555	853,969	506,919	388,569	468,766
Stockholders' equity	613,867	612,097	503,602	495,443	487,317
Tangible stockholders' equity (non-GAAP) (15)	459,090	452,697	452,589	450,331	440,981
Nonperforming loans and leases(2)	16,501	22,246	7,530	7,463	6,233
Nonperforming assets(3)	18,079	23,737	8,796	8,166	7,663
EARNINGS DATA
Interest and dividend income	$206,384	$213,200	$140,535	$130,992	$140,056
Interest expense	30,166	35,832	30,336	34,567	53,756
Net interest income	176,218	177,368	110,199	96,425	86,300
Provision for credit losses	10,929	15,888	3,631	3,796	9,780
Provision for income taxes	19,481	21,341	19,886	19,156	13,413
Net income	35,386	37,142	27,600	26,872	19,200
Operating earnings	35,981	41,114	28,902	26,872	19,200
PER COMMON SHARE DATA
Net income—Basic	$0.51	$0.53	$0.47	$0.46	$0.33
Net income—Diluted	0.51	0.53	0.47	0.46	0.33
Dividends paid per common share	0.34	0.34	0.34	0.34	0.54
Book value per share (end of period)	8.79	8.78	8.59	8.45	8.32
Tangible book value per share (end of period) (non-GAAP)(4)	6.57	6.49	7.72	7.68	7.53
Stock price (end of period)	9.55	8.50	8.44	10.85	9.91
PERFORMANCE RATIOS
Net interest margin	3.64%	3.85%	3.76%	3.74%	3.38%
Return on average assets	0.68%	0.74%	0.90%	1.01%	0.73%
Operating return on average assets (non-GAAP)(5)	0.70%	0.82%	0.94%	1.01%	0.73%
Efficiency ratio(6)	64.44%	61.42%	54.59%	48.78%	51.25%
Operating efficiency ratio (non-GAAP)(7)	63.96%	58.67%	52.68%	48.78%	51.25%
Return on average tangible assets (non-GAAP)	0.71%	0.75%	0.92%	1.03%	0.74%
Return on average stockholders' equity	5.74%	6.12%	5.51%	5.45%	3.94%
Operating return on average stockholders' equity (non-GAAP) (16)	5.84%	6.78%	5.77%	5.45%	3.94%

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)
Return on average tangible stockholders' equity (non-GAAP) (17)	7.71%	8.40%	6.13%	6.00%	4.36%
Operating return on average tangible stockholders' equity (non-GAAP)(8)	7.84%	9.29%	6.42%	6.00%	4.36%
Dividend payout ratio(9)	67.38%	64.13%	72.72%	74.69%	165.02%
GROWTH RATIOS
Total loan and lease growth(10)	4.47%	53.59%	20.74%	4.12%	2.79%
Organic loan and lease growth(11)	4.47%	11.84%	11.72%	4.12%	2.79%
Total deposit growth(10)	6.05%	60.56%	24.38%	10.85%	20.64%
Organic deposit growth(11)	6.05%	10.24%	12.66%	10.85%	20.64%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.08%	0.16%	0.08%	0.24%	0.33%
Nonperforming loans and leases as a percentage of total loans and leases(12)	0.38%	0.53%	0.28%	0.33%	0.29%
Nonperforming assets as a percentage of total assets(12)	0.34%	0.46%	0.27%	0.30%	0.29%
Total allowance for loan and lease losses as a percentage of total loans and leases(12)	1.11%	0.99%	1.17%	1.32%	1.44%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases(13)	1.32%	1.33%	1.25%	1.32%	1.44%
CAPITAL RATIOS
Stockholders' equity to total assets	11.53%	11.89%	15.27%	18.21%	18.63%
Tangible equity ratio (non-GAAP)(14)	8.88%	9.08%	13.93%	16.83%	17.16%
Tier 1 leverage capital ratio	9.36%	9.44%	14.37%	15.42%	15.64%
Tier 1 risk-based capital ratio	11.01%	10.85%	15.91%	18.83%	19.35%
Total risk-based capital ratio	12.15%	11.83%	17.05%	17.58%	18.10%
_______________________________________________________________________________

(1)	Core deposits consist of demand checking, NOW, money market and savings accounts.

(2)	Nonperforming loans and leases consist of nonaccrual loans and leases. Amount includes deferred origination costs.

(3)	Nonperforming assets consist of nonperforming loans and leases, other real estate owned and other repossessed assets. Amount includes deferred origination costs.

(4)
Tangible book value per share is calculated by dividing tangible stockholders' equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

(5)	Operating return on average assets is calculated by dividing operating earnings by average assets during the period.

(6)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.

(7)
The operating efficiency ratio is calculated by dividing non-interest expense less compensation-related, acquisition-related and other costs for the period by the sum of net interest income and non-interest income for the period.

(8)	Operating return on average tangible stockholders' equity is calculated by dividing operating earnings by average tangible stockholders' equity during the period.

(9)	The dividend payout ratio is calculated by dividing dividends paid during the period by net income during the period.

(10)	Total growth is calculated by dividing the change in the balance during the period by the balance at the beginning of the period.

(11)
Organic growth is calculated by dividing the change in the balance during the period less the fair value of acquired loan and deposit balances at the date of acquisition by the balance at the beginning of the period.

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

(15)	Tangible stockholders’ equity is calculated by subtracting goodwill and identified intangible assets, net, from total stockholders' equity.

(16)	Operating return on average stockholders’ equity is calculated by dividing operating earnings by average stockholders’ equity during the period.

(17)	Return on average tangible stockholders' equity is calculated by dividing earnings by average tangible stockholders' equity during the period.

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
The Company's commercially-focused business strategy, its niche business lines and its customer responsiveness have played a key role in growing the business and differentiating the Company from its competitors. Through its full-service banks, the Company works to create long-term relationships with each customer, built upon excellent customer service. The Company manages the Banks under uniform strategic objectives, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally, enhances management's motivation, service levels and, as a consequence, the Company's financial results.
The competition for loans and leases and deposits remains intense. In addition to this competition, the national economic recovery remains weak and the rate of unemployment high. While the economy in Massachusetts and, in particular, the greater Boston metropolitan area has remained relatively stable, the unemployment rate in Massachusetts increased slightly during the year to 7.0% in December 2013 from 6.7% in December 2012. Meanwhile, the unemployment rate in Rhode Island fell 110 basis points to 9.1% in December 2013 from 10.2% in December 2012. Economic growth has benefited the Company's loan and lease customers and, as a result, the Company experienced loan and lease losses that were lower year over year. This is evidenced by the decrease in net loan and lease charge-offs as a percentage of average loan and leases to 0.08% for the year ended December 31, 2013 from 0.16% in 2012. While these are signs that the economy has started to gradually improve, the Company expects the operating environment in 2014 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs.
Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the FRB. The FRB lowered the rate for overnight federal fund borrowings between banks from 5.25% in September 2007 to a target range between zero and 0.25% in December 2013, the rate currently in effect. These low interest rates have had and may continue to have an ongoing negative impact on the Company's yields and net interest margin. Conversely, rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or leases or to service their existing debt.
The future operating results of the Company will depend on its ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.
Executive Overview
Growth
Total assets at December 31, 2013 grew to $5.3 billion, an increase of 3.4% from December 31, 2012. The loan and lease portfolio grew to $4.4 billion as of December 31, 2013, up 4.5% from December 31, 2012. This growth resulted largely from the increase in commercial real estate loans and commercial loans and leases, which increased to $3.2 billion, or 11.1% for 2013.
Deposit growth also continued with total deposits up 6.0% from December 31, 2012. The Company's core deposits increased as a percentage of total deposits to 75.6% at December 31, 2013 from 72.0% at December 31, 2012.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.11% at December 31, 2013 compared to 0.99% at December 31, 2012. This increase in the allowance to total loans and leases ratio was largely the result of the loan mix within the portfolio growth. The allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio, including deferred loan origination costs, was 1.32% as compared with 1.33% as of December 31, 2012. The Company continued to employ its historical underwriting methodology throughout the year ended December 31, 2013 and continued to calculate its allowance for loan and lease losses on a historically consistent basis. This ratio may increase in connection with increased levels of organic growth in future periods.
Net charge-offs for the year ended December 31, 2013 were $3.4 million, or 0.08% of average loans and leases, compared to 0.16% for the year ended December 31, 2012. Nonperforming assets at December 31, 2013 totaled $18.1 million, or 0.34% of total assets, compared to $23.7 million, or 0.46% of total assets, at December 31, 2012.

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company's Tier 1 leverage ratio was 9.4% at December 31, 2013. Brookline Bancorp, Inc.'s tangible equity ratio of 8.9%, down from 9.1% at December 31, 2012, reflects the growth in the Company's loan and lease portfolio.
Income
For the year ended December 31, 2013, the Company reported net income of $35.4 million, or $0.51 per basic and diluted share, down 4.7% from the year ended December 31, 2012. The return on average assets was 0.68% for the year ended December 31, 2013, and the return on average stockholders' equity was 5.74%.
Net earnings from operations, which exclude compensation-related, acquisition-related and other expenses net of tax, were $36.0 million, or $0.52 per diluted share, for the year ended December 31, 2013, compared to $41.1 million, or $0.59 per diluted, share for the year ended December 31, 2012. Operating returns on average assets and average stockholders' equity were 0.70% and 5.84%, respectively, for the year ended December 31, 2013.
Net interest margin was 3.64% for the year ended December 31, 2013 down from 3.85% for the year ended December 31, 2012. The yield on interest-earning assets decreased 35 basis points to 4.27% in 2013 from 4.62% in 2012, largely due to continued rate pressures on the commercial real estate and indirect automobile portfolios. The relative consistency in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a reduction of 17 basis points in the Company's overall cost of funds, to 0.78% in 2013 from 0.95% in 2012, as well as the decrease in the Company's loan-to-deposit ratio to 113.8% at December 31, 2013 from 115.5% at December 31, 2012. Despite the strength of the Company's net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds, continues to place significant pressure on the Company's net interest margin and net interest income.
Results for 2013 included a $10.9 million provision for credit losses, discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section beginning on page 39.
Non-interest income decreased $4.8 million to $13.8 million during the year ended December 31, 2013 from $18.6 million during the year ended December 31, 2012. Several factors contributed to the year-to-year decrease, including a decrease of $1.2 million in loan-related gains on sale and other fee income, an increase of $1.1 million in losses from investments in affordable housing projects, a decrease of $0.5 million in gains related to the sale of securities, and the inclusion in 2012 of a net gain of $1.9 million on the sale of loans and leases.
Non-interest expense increased $2.1 million, or 1.7%, to $122.5 million for the year ended December 31, 2013 from $120.4 million during the year ended December 31, 2012. The increase was largely attributable to additional staffing and branch expansion offset by a decrease in professional services expense mostly due to professional fees incurred related to the BankRI acquisition. Compensation and employee benefit expenses were $65.3 million for the year ended December 31, 2013 compared to $58.8 million in 2012 and professional services expenses were $5.7 million in 2013 as compared to $12.5 million in 2012.
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
The market values of the Company's securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. There were no impairment losses charged to earnings in 2013, 2012 and 2011.
See Note 21, "Fair Value of Financial Instruments" to the consolidated financial statements for additional information on how management determines the fair value of its financial instruments.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management's estimate of probable losses inherent in the loan and lease portfolio. Additions to the allowance for loan and lease losses are made by charges to the provision for credit losses. Losses on loans and leases are deducted from the allowance when all or a portion of a loan or lease is considered uncollectable. The determination of the loans on which full collectability is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessment of economic and other conditions are subject to assumptions and judgments by management. Valuation allowances could differ materially as a result of changes in, or different interpretations of, these assumptions and judgments.
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

Based on an evaluation of the qualitative factors mentioned above and assessing the effect identified adverse events or circumstances could have, the Company has concluded there was no indication of goodwill impairment. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within Notes to Consolidated Financial Statements.
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
Recent Accounting Developments
See Note 1, “Basis of Presentation” within Notes to Consolidated Financial Statements for information regarding recent accounting developments.
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
Operating Earnings
Operating earnings exclude compensation-related, acquisition-related and other expenses from net income; by excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, acquisition-related expenses, and other charges related to executive-level management separation and severance-related costs, are also excluded when calculating the operating efficiency ratio.
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

The following table summarizes the Company's operating earnings, operating earnings per share ("EPS") and operating return on average assets as of the dates indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$35,386	$37,142	$27,600	$26,872	$19,200
Adjustments to arrive at operating earnings:
Compensation-related expenses	911	—	—	—	—
Acquisition-related expenses	—	5,396	2,201	—	—
Total pre-tax adjustments	911	5,396	2,201	—	—
Tax effect:
Compensation-related expenses	(316)	—	—	—	—
Acquisition-related expenses	—	(1,424)	(899)	—	—
Total adjustments, net of tax	595	3,972	1,302	—	—
Operating earnings	$35,981	$41,114	$28,902	$26,872	$19,200
Earnings per share, as reported	$0.51	$0.53	$0.47	$0.46	$0.33
Adjustments to arrive at operating earnings per fully dilutive share:
Compensation-related expenses	0.01	—	—	—	—
Acquisition-related expenses	—	0.06	0.02	—	—
Total adjustments per share	0.01	0.06	0.02	—	—
Operating earnings per fully dilutive share	$0.52	$0.59	$0.49	$0.46	$0.33
Average total assets	$5,174,002	$4,992,792	$3,061,747	$2,655,743	$2,631,137
Operating return on average assets	0.70%	0.82%	0.94%	1.01%	0.73%
The following table summarizes the Company's operating return on average tangible stockholders' equity:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Operating earnings	$35,981	$41,114	$28,902	$26,872	$19,200
Average stockholders' equity	$616,243	$606,661	$500,855	$493,373	$487,884
Less: Average goodwill and average identified intangible assets, net	157,187	164,301	50,876	45,724	47,080
Average tangible stockholders' equity	$459,056	$442,360	$449,979	$447,649	$440,804
Operating return on average tangible stockholders' equity	7.84%	9.29%	6.42%	6.00%	4.36%

The following tables summarize the Company's tangible equity ratio and tangible book value per share derived from amounts reported in the consolidated balance sheet as of the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Total stockholders' equity	$613,867	$612,097	$503,602	$495,443	$487,317
Less: Goodwill and identified intangible assets, net	154,777	159,400	51,013	45,112	46,336
Tangible stockholders' equity	$459,090	$452,697	$452,589	$450,331	$440,981
Total assets	$5,325,106	$5,147,534	$3,299,013	$2,720,542	$2,615,884
Less: Goodwill and identified intangible assets, net	154,777	159,400	51,013	45,112	46,336
Tangible assets	$5,170,329	$4,988,134	$3,248,000	$2,675,430	$2,569,548
Tangible equity ratio	8.88%	9.08%	13.93%	16.83%	17.16%

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Tangible stockholders' equity	$459,090	$452,697	$452,589	$450,331	$440,981
Common shares issued	75,744,445	75,749,825	64,597,180	64,445,389	64,404,419
Less: Common shares classified as treasury shares	5,171,985	5,373,733	5,373,733	5,373,733	5,373,733
Unallocated ESOP	291,666	333,918	378,215	424,422	472,604
Unvested restricted stocks	409,068	295,055	185,291	40,970	8,889
Common shares outstanding	69,871,726	69,747,119	58,659,941	58,606,264	58,549,193
Tangible book value per share	$6.57	$6.49	$7.72	$7.68	$7.53
The following table summarizes the Company's dividend payout ratio:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Dividends paid	$23,843	$23,821	$20,072	$20,070	$31,684
Net income, as reported	$35,386	$37,142	$27,600	$26,872	$19,200
Dividend payout ratio	67.38%	64.13%	72.72%	74.69%	165.02%
Financial Condition
General
Total assets at December 31, 2013 grew to $5.3 billion, an increase of $0.2 billion or 3.4% from December 31, 2012. Growth in total loans and leases was $186.8 million, or 4.5%. since December 31, 2012, which was comprised primarily of growth in commercial real estate loans of $197.7 million, or 9.9%, and in commercial loans and leases of $118.2 million, or 13.9%. Offsetting this loan and lease growth was a $141.8 million decline in indirect automobile loan balances from December 31, 2012 to 2013, due to management's unwillingness to originate loans at what it considers to be very low interest rates.

The Company's deposits increased by $0.2 billion, or 6.0%, since December 31, 2012 due to an increase in money market accounts. Core deposits as a percentage of total deposits increased to 75.6% at December 31, 2013 from 72.0% at December 31, 2012. Borrowed funds decreased by $41.4 million, or 4.8%, to $812.6 million at December 31, 2013 from $854.0 million at December 31, 2012 as the Company continues to fund its business with core deposits. Stockholders' equity as a percentage of total assets was 11.5% and 11.9%, respectively, at December 31, 2013 and 2012.
Loans and Leases
The following table sets forth the Company's loan and lease balances and the percentage breakdown by loan category at the dates indicated:

	At December 31,
	2013		2012		2011		2010		2009
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,461,985	33.5%	$1,301,233	31.1%	$748,736	27.5%	$564,584	25.0%	$525,107	24.3%
Multi-family mortgage	627,933	14.4%	606,533	14.5%	481,459	17.7%	421,013	18.7%	375,081	17.3%
Construction	113,705	2.6%	98,197	2.3%	40,798	1.5%	18,205	0.8%	18,180	0.8%
Total commercial real estate loans	2,203,623	50.5%	2,005,963	47.9%	1,270,993	46.7%	1,003,802	44.5%	918,368	42.4%
Commercial loans and leases:
Commercial	407,792	9.3%	382,277	9.1%	150,895	5.5%	96,788	4.3%	93,769	4.4%
Equipment financing	513,024	11.8%	420,991	10.1%	246,118	9.1%	205,018	9.1%	166,680	7.7%
Condominium association	44,794	1.0%	44,187	1.1%	46,953	1.7%	42,422	1.9%	37,492	1.7%
Total commercial loans and leases	965,610	22.1%	847,455	20.3%	443,966	16.3%	344,228	15.3%	297,941	13.8%
Indirect automobile	400,531	9.2%	542,344	13.0%	573,350	21.1%	553,689	24.6%	553,963	25.6%
Consumer loans:
Residential mortgage	528,185	12.1%	511,109	12.3%	350,213	12.9%	288,108	12.8%	336,665	15.5%
Home equity	257,461	5.9%	261,562	6.3%	76,527	2.8%	58,745	2.6%	51,107	2.4%
Other consumer	7,055	0.2%	7,279	0.2%	5,772	0.2%	4,966	0.2%	6,251	0.3%
Total consumer loans	792,701	18.2%	779,950	18.8%	432,512	15.9%	351,819	15.6%	394,023	18.2%
Total loans and leases	4,362,465	100.0%	4,175,712	100.0%	2,720,821	100.0%	2,253,538	100.0%	2,164,295	100.0%
Allowance for loan and lease losses	(48,473)		(41,152)		(31,703)		(29,695)		(31,083)
Net loans and leases	$4,313,992		$4,134,560		$2,689,118		$2,223,843		$2,133,212
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

It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $35.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2013, there were no borrowers with aggregated loans outstanding of $35.0 million or greater. There were 113 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2013. The cumulative total of those loans was $1,162.7 million or 26.7% of total loans outstanding at December 31, 2013.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 50.5% of total loans and leases outstanding (including deferred loan origination costs) at December 31, 2013. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.
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
Over 99% of the commercial real estate loans outstanding at December 31, 2013 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($624.0 million), office buildings ($479.6 million), retail stores ($439.7 million), industrial properties ($247.6 million) and mixed-use properties ($169.4 million).
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

Historically, construction and development lending has comprised a modest part of the Company's loan originations. At December 31, 2013, total construction loans equaled $113.7 million or 2.6% of total loans outstanding (including deferred loan origination costs) at that date.
Commercial Loans
This portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 22.1% of total loans outstanding (including deferred loan origination costs) at December 31, 2013. The Company focuses on making commercial loans in the $1.0 million to $3.5 million range.
The Company provides commercial banking services to companies in its market area. Over 53% of the commercial loans outstanding at December 31, 2013 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the FHLBB index.
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
The equipment financing portfolio is composed primarily of loans to finance coin-operated laundry, dry cleaning, fitness, and convenience store equipment and, most recently, tow trucks. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100 thousand to $500 thousand range.
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
Indirect Automobile Loans
This loan portfolio represented 9.2% of total loans outstanding (including deferred loan origination costs) at December 31, 2013. Loans outstanding in the portfolio totaled $400.5 million at December 31, 2013, down from $542.3 million at December 31, 2012. Although 2013 was the second straight year of robust automobile sales, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e. from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.
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
While the Company's indirect automobile loan policy permits the aggregate amount of loans with credit scores of 660 or below to comprise as much as 15% of loans outstanding, at December 31, 2013, loans with credit scores of 660 or below were 3.2% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 747. See the subsection "Provision for Credit Losses" appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.
Indirect automobile loans are assigned a particular tier based on the credit score determined by the credit bureau. The tier is used for pricing purposes so as to assure consistency in loan pricing. Tier rates can be modified if certain conditions exist as outlined in the Company's loan policy. The APR paid by a borrower may differ from the "buy rate" earned by the Company. The difference is commonly referred to as the "spread." An agreed-upon percentage (depending upon the agreement with the dealer) of the spread is paid after the end of the month in which the loan is made and is comprised of the amount differential between amortization schedules of the buy rate and the APR. If a loan is repaid in its entirety within 90 days or before three payments have been made (depending on the agreement with the dealer), the dealer must pay the remainder of unamortized spread to the Company.  If a loan is repaid after 90 days or after three payments have been made (depending on the agreement with the dealer), the dealer is not obliged to repay any part of the spread amount previously received.  Spread payments to dealers are amortized as a reduction of interest received from borrowers over the life of the related loans. When loans are prepaid, any remaining unamortized balance is charged to expense at that time.  For loans originated with no rate differential the Company will pay a flat fee to the dealers to procure the loan. This fee is deferred and amortized over the life of the loan.
Various reports are generated to monitor receipt of required loan documents, adherence to loan policy parameters, dealer performance, loan delinquencies and loan charge-offs. Summary reports are submitted to the Company's Chief Credit Officer and the Board of Directors on a periodic basis.
Consumer Loans
This portfolio is comprised of residential mortgage loans, home equity loans and lines, and other consumer loans and represented 18.2% of total loans outstanding (including deferred loan origination costs) at December 31, 2013. The Company focuses its mortgage loans on existing customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences on a servicing-released basis. In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company's portfolio but are rather sold into the secondary market. During 2013, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. At December 31, 2013, other consumer loans equaled $7.1 million, or 0.2% of total loans outstanding (including deferred loan origination costs) at that date.

Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans at December 31, 2013. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2013
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Ten Years	More than Ten Years	Total after One Year	Total
	(In Thousands)
Commercial real estate mortgage	$252,448	$311,778	$611,132	$269,740	$16,887	$1,209,537	$1,461,985
Multi-family mortgage	185,139	123,404	223,228	87,068	9,094	442,794	627,933
Construction	55,439	20,119	8,984	27,734	1,429	58,266	113,705
Commercial	182,259	57,079	91,535	40,413	36,506	225,533	407,792
Equipment financing	62,728	109,817	237,390	103,089	—	450,296	513,024
Condominium association	8,932	6,369	11,150	16,102	2,241	35,862	44,794
Indirect automobile	9,292	107,845	231,317	52,077	—	391,239	400,531
Residential mortgage	132,199	78,560	190,621	86,522	40,283	395,986	528,185
Home equity	92,935	1,364	4,404	86,026	72,732	164,526	257,461
Other consumer	3,929	384	108	—	2,634	3,126	7,055
Total	$985,300	$816,719	$1,609,869	$768,771	$181,806	$3,377,165	$4,362,465
The following table sets forth at December 31, 2013 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate mortgage	$289,315	$648,583	$937,898
Multi-family mortgage	60,748	327,122	387,870
Construction	17,192	39,322	56,514
Commercial	103,904	66,829	170,733
Equipment financing	15,835	20,027	35,862
Condominium association	380,441	45,953	426,394
Indirect automobile	391,239	—	391,239
Residential mortgage	35,312	298,046	333,358
Home equity	19,098	16,257	35,355
Other consumer	513	2,561	3,074
Total	$1,313,597	$1,464,700	$2,778,297
Acquired:
Commercial real estate mortgage	$95,362	$176,277	$271,639
Multi-family mortgage	16,106	38,818	54,924
Construction	1,123	629	1,752
Commercial	20,378	34,422	54,800
Equipment financing	23,902	—	23,902
Residential mortgage	39,043	23,585	62,628
Home equity	58,219	70,952	129,171
Other consumer	52	—	52
Total	$254,185	$344,683	$598,868

Asset Quality
Criticized and Classified Assets
The Company's management rates certain assets as "special mention," "substandard" or "doubtful" based on criteria established under banking regulations. (Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system.) These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated as special mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At December 31, 2013, the Company had $57.5 million of total assets, including acquired assets that were designated as criticized. This compares to $58.6 million and $47.7 million of assets that were designated as criticized at December 31, 2012 and 2011, respectively.
Nonperforming Assets
"Nonperforming assets" consist of nonperforming loans and leases, other real estate owned ("OREO") and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered "nonperforming loans and leases" until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate.
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance, of at least 6 months, has been achieved.
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
At December 31, 2013, the Company had loans and leases (including deferred origination costs) greater than 90 days past due and accruing of $10.9 million, or 0.25% of total loans and leases, compared to $16.6 million, or 0.40% of total loans and leases at December 31, 2012, representing a decrease of $5.7 million, or 0.15% of total loans and leases. The decrease was related primarily to the resolution of several delinquent loans during the year ended December 31, 2013.
At December 31, 2013, the Company had nonperforming assets (including deferred origination costs) of $18.1 million, representing 0.34% of total assets, compared to nonperforming assets of $23.7 million, or 0.46% of total assets, at December 31, 2012, representing an decrease of $5.7 million, or 0.12% of total assets. This decrease is due to the resolution of several nonaccrual loans during the year ended December 31, 2013.
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate mortgage	$1,098	$4,014	$1,608	$—	$2,000
Multi-family mortgage	—	4,233	1,380	964	935
Construction	—	—	352	2,475	—
Commercial	6,148	5,454	5	—	—
Equipment financing	4,115	3,873	1,925	2,478	1,915
Condominium association	1	8	15	—	—
Indirect automobile	259	99	111	158	187
Residential mortgage	2,875	3,804	1,979	1,363	789
Home equity	1,987	716	145	25	407
Other consumer	18	45	10	—	—
Total nonaccrual loans and leases	16,501	22,246	7,530	7,463	6,233
Other real estate owned	577	903	845	—	—
Other repossessed assets	1,001	588	421	703	1,430
Total nonperforming assets	$18,079	$23,737	$8,796	$8,166	$7,663
Loans and leases past due greater than 90 days and accruing	$10,913	$16,637	$4,769	$5,902	$8,673
Total delinquent loans and leases 61-90 days past due	5,882	4,536	1,070	1,535	1,682
Restructured loans and leases not included in nonperforming assets	12,759	7,191	5,205	4,946	3,898
Total nonperforming loans and leases as a percentage of total loans and leases	0.38%	0.53%	0.28%	0.33%	0.29%
Total nonperforming assets as a percentage of total assets	0.34%	0.46%	0.27%	0.30%	0.29%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.13%	0.11%	0.04%	0.07%	0.08%
The $2.9 million decrease in commercial real estate mortgage loans on nonaccrual from December 31, 2012 to December 31, 2013 is the result of a large payoff during the year. The $4.2 million decrease in multi-family mortgage loans on nonaccrual from December 31, 2012 to December 31, 2013 was driven by the resolution of several nonaccrual loans during the year ended December 31, 2013.
The $0.7 million increase in commercial loans on nonaccrual from December 31, 2012 to December 31, 2013 is in large part the result of growth in commercial loans portfolio of $118.2 million. The $0.2 million increase in equipment financing nonaccrual loans and leases from December 31, 2012 to December 31, 2013 is largely a result of the 32.5% increase in originated balances in the equipment financing portfolio for the same period.
The decrease in non-accruing residential mortgages of $0.9 million from December 31, 2012 to December 31, 2013 was largely driven by the resolution of several residential mortgage loans throughout 2013. Nonaccrual home equity loans increased by $1.3 million at December 31, 2013 compared to 2012. This increase is in large part due to a large home equity loan going on nonaccrual in the fourth quarter of 2013.
At December 31, 2013, restructured loans included $5.9 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $6.3 million of commercial loans, $2.5 million of equipment financing loans and leases, $2.5 million of residential mortgage loans and $0.3 million of home equity loans. At December 31, 2012, restructured loans included $6.7 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $3.3 million of commercial loans, $3.8 million of equipment financing loans and $4.0 million of residential mortgage loans. A restructured loan is a loan for which where the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
Repossessed vehicles and equipment totaled $1.0 million and $0.6 million at December 31, 2013 and 2012, respectively.
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
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Total loans and leases	$2,203,623	$965,610	$400,531	$792,701	N/A	$4,362,465
Total allowance for loan and lease losses as a percentage of total loans and leases	1.04%	1.58%	0.98%	0.43%	N/A	1.11%

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Total loans and leases	$2,005,963	$847,455	$542,344	$779,950	N/A	$4,175,712
Total allowance for loan and lease losses as a percentage of total loans and leases	1.00%	1.26%	0.98%	0.33%	N/A	0.99%

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(773)	(2,076)	(12)	—	(2,891)
Recoveries	—	330	605	8	—	943
Provision (credit) for loan and lease losses	3,109	1,147	123	(57)	(366)	3,956
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Total loans and leases	$1,270,993	$443,966	$573,350	$432,512	N/A	$2,720,821
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.35%	0.98%	0.36%	N/A	1.17%

	Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2009	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Charge-offs	(1,100)	(1,182)	(3,818)	(161)	—	(6,261)
Recoveries	5	202	840	30	—	1,077
Provision (credit) for loan and lease losses	1,046	1,420	1,451	94	(215)	3,796
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Total loans and leases	$1,003,802	$344,228	$553,689	$351,819	N/A	$2,253,538
Allowance for loan and lease losses as a percentage of total loans and leases	1.24%	1.54%	1.26%	0.47%	N/A	1.32%

	Year Ended December 31, 2009
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2008	$11,052	$4,222	$7,937	$1,546	$3,539	$28,296
Charge-offs	(318)	(1,177)	(6,529)	(15)	—	(8,039)
Recoveries	4	113	821	8	—	946
Provision (credit) for loan and lease losses	1,709	1,695	6,250	136	90	9,880
Balance at December 31, 2009	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Total loans and leases	$918,368	$297,941	$553,963	$394,023	N/A	$2,164,295
Allowance for loan and lease losses as a percentage of total loans and leases	1.36%	1.63%	1.53%	0.43%	N/A	1.44%
The allowance for loan and lease losses for the entire portfolio was $48.5 million at December 31, 2013, or 1.11% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $41.2 million, or 0.98% of total loans and leases outstanding, at December 31, 2012. The increase in the allowance for loan and lease losses as a percentage of total loans and leases is largely a result of the additional allowance relating to acquired loan portfolio.
Management believes that the allowance for loan and lease losses as of December 31, 2013 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $23.0 million or 1.04% of total commercial real estate loans outstanding at December 31, 2013. This compared to an allowance for commercial real estate loan losses of $20.0 million or 1.00% of commercial real estate loans outstanding at December 31, 2012.
The $3.0 million increase in the allowance for commercial real estate loans during 2013 was primarily driven by originated loan growth of $310.8 million or 21.3% over the same period. Management adjusted the loss factors during 2013, slightly reducing the loss factors based on stable asset quality trends. The ratio of total criticized originated commercial real estate loans to total originated commercial real estate loans (including deferred origination costs) increased to 0.74% at December 31, 2013 from 0.60% at December 31, 2012. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans (including deferred origination costs) decreased to 0.01% at December 31, 2013 from 0.24% at December 31, 2012.
The primary contributor of the $3.0 million increase in the allowance for commercial real estate loans and leases in 2013 is loan growth of $310.8 million or 21.3% over the same period. Also contributing to the $3.0 million increase in the allowance is reserve on the acquired portfolio of $0.5 million due to deterioration in the acquired loan portfolio.
Net charge-offs/recoveries in 2013 increased slightly compared to prior periods. Net charge-offs totaled $0.1 million for the year ended December 31, 2013, compared with $0.1 million in net recoveries for the year ended December 31, 2012. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $15.2 million or 1.58% of total commercial loans and leases outstanding at December 31, 2013, compared to $10.7 million or 1.26% of commercial loans and leases outstanding at December 31, 2012.
The $4.6 million increase in the allowance for commercial loans and lease losses during 2013 was primarily driven by originated loan growth of $186.4 million or 29.1% over the same period. Loss factors were adjusted downward and were supported by improving asset quality trends. The ratio of total originated criticized commercial loans and leases to total originated commercial loans and leases (including deferred origination costs) was 0.98% at December 31, 2013, compared to 1.70% at December 31, 2012. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases (including deferred origination costs) decreased to 0.68% at December 31, 2013 from 0.91% at December 31, 2012. Included in the $4.6 million increase is a reserve on the acquired portfolio of $1.1 million due to deterioration in the acquired loan portfolio. The reserve on loans specifically evaluated for impairment remained constant at $0.8 million.

Net charge-offs decreased $3.5 million to $1.4 million or 0.16% of average loans and leases for the year ended December 31, 2013, compared with net charge-offs of $4.9 million or 0.64% of average loans and leases for the year ended December 31, 2012. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Indirect Automobile Loans
The allowance for indirect automobile loan losses was $3.9 million or 0.98% of total indirect automobile loans outstanding at December 31, 2013, compared to $5.3 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2012.
The indirect automobile portfolio decreased $141.8 million or 26.1% to $400.5 million at December 31, 2013 from $542.3 million at December 31, 2012. The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio (including deferred origination costs) increased slightly to 3.19% at December 31, 2013 from 3.12% at December 31, 2012. There were no loans individually evaluated for impairment in the indirect automobile portfolio at December 31, 2013.
Net charge-offs in the indirect automobile portfolio totaled $1.2 million or 0.25% of average loans for the year ended December 31, 2013 compared with net charge-offs of 1.2 million or 0.21% for the year ended December 31, 2012. These charge-off metrics seem to further corroborate the stability in credit quality within this portfolio. Provisions for indirect automobile loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.4 million or 0.43% of total consumer loans outstanding at December 31, 2013, compared to $2.5 million or 0.33% of consumer loans outstanding at December 31, 2012.
The $0.8 million increase in the allowance for consumer loans during 2013 was primarily driven by originated loan growth of 15.9%. The ratio of originated residential and home equity loans with loan-to-value ratios greater than 80% decreased to 4.78% of total originated residential and home equity loans (including deferred origination costs) at December 31, 2013 from 7.25% at December 31, 2012. Furthermore the ratio of originated consumer loans on nonaccrual to total originated consumer loans (including deferred origination costs) trended downward to 0.40% at December 31, 2013 from 0.44% at December 31, 2012. Management evaluates several factors in determining whether an impaired loan requires a specific reserve, including the borrower's ability to service the loan, guarantor support and the value of available collateral, and believes these reserve levels are adequate.
Included in the $0.8 million increase in the allowance is a $0.3 million decrease in reserves for loans specifically evaluated for impairment, to $0.3 million on loan balances of $4.3 million at December 31, 2013 from $0.6 million on loan balances of $5.2 million at December 31, 2012. The $0.3 million decrease in reserves for loans specifically evaluated for impairment is being offset by a reserve on the acquired consumer loan portfolio of $0.6 million that was recorded during the year ended December 31, 2013.
Net charge-offs in the consumer loan portfolio totaled $0.6 million or 0.08% of average loans and leases for the year ended December 31, 2013, compared with net charge-offs of $0.6 million or 0.07% of average loans and leases for the year ended December 31, 2012. Though credit quality metrics were mixed in the first half of the year, they have returned to more normal levels in recent months.
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
The unallocated allowance for loan and lease losses was $2.9 million at December 31, 2013, compared to $2.6 million at December 31, 2012. The unallocated portion of the allowance for loan and lease losses increased by $0.3 million on a year-to-year basis at December 31, 2013, largely as a result of growth in the originated loan and leases portfolios.

The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans (including deferred loan origination costs) for each of the categories listed at the dates indicated.

	At December 31,
	2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$14,883	30.7%	33.5%	$12,993	31.6%	31.2%	$9,936	31.3%	27.5%
Multi-family mortgage	4,890	10.1%	14.4%	4,541	11.0%	14.5%	4,459	14.1%	17.7%
Construction	3,249	6.7%	2.6%	2,484	6.0%	2.4%	1,082	3.4%	1.5%
Commercial	6,724	13.9%	9.3%	3,870	9.4%	9.2%	1,505	4.8%	5.5%
Equipment financing	8,161	16.8%	11.8%	6,454	15.7%	10.1%	4,128	13.0%	9.1%
Condominium association	335	0.7%	1.0%	331	0.8%	1.1%	364	1.1%	1.7%
Indirect automobile	3,924	8.1%	9.2%	5,304	12.9%	13.0%	5,604	17.7%	21.1%
Residential mortgage	1,431	3.0%	12.1%	1,516	3.7%	12.2%	828	2.6%	12.9%
Home equity	1,324	2.7%	5.9%	970	2.4%	6.3%	696	2.2%	2.8%
Other consumer	620	1.3%	0.2%	59	0.1%	0.2%	53	0.2%	0.2%
Unallocated	2,932	6.0%	—	2,630	6.4%	—	3,048	9.6%	—
Total	$48,473	100.0%	100.0%	$41,152	100.0%	100.0%	$31,703	100.0%	100.0%

	At December 31,
	2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$8,235	27.7%	25.0%	$8,335	26.8%	24.3%
Multi-family mortgage	3,691	12.4%	18.7%	3,378	10.9%	17.3%
Construction	472	1.6%	0.8%	734	2.3%	0.8%
Commercial	1,237	4.2%	4.3%	1,796	5.8%	6.1%
Equipment financing	3,744	12.6%	9.1%	3,057	9.8%	7.7%
Condominium association(1)	312	1.0%	1.9%	—	—	—
Indirect automobile	6,952	23.4%	24.6%	8,479	27.3%	25.6%
Residential mortgage	977	3.3%	12.8%	1,026	3.3%	15.5%
Home equity	611	2.1%	2.6%	587	1.9%	2.3%
Other consumer	50	0.2%	0.2%	62	0.2%	0.3%
Unallocated	3,414	11.5%	—	3,629	11.7%	—
Total	$29,695	100.0%	100.0%	$31,083	100.0%	100.0%
_______________________________________________________________________________

(1)	The allowance for condominium association loans was included in commercial loans in years prior to 2010.
Liability for Unfunded Credit Commitments
The liability for unfunded credit commitments, which is included in other liabilities, was $1.0 million at December 31, 2013, $0.7 million at December 31, 2012 and $0.8 million at December 31, 2011. During the year ended December 31, 2013, the liability for unfunded credit commitments increased by $0.3 million to reflect changes in the estimate of loss exposure associated with credit commitments.
See the subsections "Comparison of Years Ended December 31, 2013 and December 31, 2012—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2012 and December 31, 2011—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.
Investments and Restricted Equity Securities
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
The investment policy of the Company, which is reviewed and approved by the Board of Directors on an annual basis, specifies the types of investments that are acceptable, required investment ratings by at least one nationally recognized rating agency, concentration limits and duration guidelines. Compliance with the investment policy is monitored on a regular basis. In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 30% of total assets.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$12,138	$12,180	$69,504	$69,809	$92,402	$93,069
Municipal obligations	1,068	1,086	1,058	1,101	1,250	1,303
Auction-rate municipal obligations	1,900	1,775	2,100	1,976	2,700	2,490
Corporate debt obligations	27,751	28,224	10,481	10,685	41,490	41,354
Trust preferred securities and pools	1,461	1,210	2,786	2,519	3,928	3,003
GSE CMOs	254,331	243,644	215,670	217,001	2,961	3,025
GSE MBSs	202,478	199,401	165,996	169,648	68,181	71,504
Private-label CMOs	3,258	3,355	6,719	6,866	366	378
SBA commercial loan asset- backed securities	245	243	383	381	443	443
Total debt securities	504,630	491,118	474,697	479,986	213,721	216,569
Marketable equity securities	1,259	1,310	1,249	1,337	834	862
Total investment securities available-for-sale	$505,889	$492,428	$475,946	$481,323	$214,555	$217,431
Restricted equity securities:
FHLBB stock	$50,081		$52,188		$37,914
FRB stock	16,003		15,998		994
Other	475		475		375
Total restricted equity securities	$66,559		$68,661		$39,283
Investment securities held-to-maturity	$500		$500		$—
Total investment securities primarily consist of securities available-for-sale, stock in the FHLBB and stock in the FRB. Total securities increased $9.0 million, or 1.6% since December 31, 2012. At January 1, 2012, the Company acquired $328.9 million of securities in the BankRI acquisition. At December 31, 2013, total investment securities were 10.5% of total assets a decrease from December 31, 2012, when total securities were 10.7% of total assets.
Maturities, calls and principal repayments totaled $137.3 million for the year ended December 31, 2013 compared to $207.5 million for the same period in 2012. In 2013, the Company sold securities of $1.2 million and realized gains of $0.4 million compared to sales of $166.2 million and gains of $0.9 million for 2012. In 2013, the Company purchased $171.2 million of available-for-sale securities compared to $326.1 million in 2012.
Investment securities available-for-sale are recorded at fair value, which is primarily obtained from a third-party pricing service. At December 31, 2013, the fair value of investment securities available-for-sale was $492.4 million and carried a total of $13.5 million of net unrealized losses, compared to $5.4 million of net unrealized gains at December 31, 2012. The change in the unrealized loss of the remaining securities available-for-sale is due to an increase in interest rates. Management believes that it will recover the amortized cost basis of the investment securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2013. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.

Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2013, prior to the recovery of their amortized cost basis. The Company's ability and intent to hold these securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2013, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $18.9 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $10.0 million at December 31, 2012.
GSE securities are considered attractive investments because they (1) generate positive yields with minimal administrative expense, (2) impose minimal credit risk as a result of the guarantees usually provided, (3) can be utilized as collateral for borrowings, (4) generate cash flows useful for liquidity management and (5) are ‘‘qualified investments’’ as designated for regulatory purposes that the Company is obligated to meet.
At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million and a net unrealized gain of $42 thousand. At December 31, 2012, the Company held GSE debentures with a total fair value of $69.8 million and a net unrealized gain of $0.3 million. At December 31, 2013, none of the five securities in this portfolio were in unrealized loss positions. At December 31, 2012, none of the twenty-eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit(FHLB/FNMA/FHLMC) or explicit(GNMA/SBA) guarantee of the U.S Government.
At December 31, 2013, the Company held SBA securities with a total fair value of $0.2 million and a net unrealized loss of $2.0 thousand. At December 31, 2012, the Company held SBA securities with a total fair value of $0.4 million and a net unrealized loss of less than $2.0 thousand. At December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. At December 31, 2012, eight of the eleven securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit(SBA) guarantee of the U.S Government.
As of December 31, 2013, the Company held GSE mortgage-related securities with a total fair value of $443.0 million and a net unrealized loss of $13.8 million. This compares to a total fair value of $386.6 million and a net unrealized gain of $5.0 million at December 31, 2012. At December 31, 2013, 86 of the 232 securities in this portfolio were in unrealized loss positions. At December 31, 2012, 32 of the 224 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit(FHLB/FNMA/FHLMC) or explicit(GNMA) guarantee of the U.S Government. During the years ended December 31, 2013 and 2012, the Company purchased a total of $149.5 million and $326.1 million, respectively, in GSE CMOs and GSE MBSs to reinvest cash from matured securities.
Mortgage-related securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the average interest rate on the underlying mortgages. Mortgage related securities purchased by the Company generally are comprised of a pool of single-family mortgages. The issuers of such securities are generally GSEs such as FNMA, FHLMC and GNMA, which pool and resell participation interests in the form of securities to investors and guarantee the payment of principal and interest to the investors.

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
Private-Label CMOs
At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At December 31, 2012, the Company held private-issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions. At December 31, 2012, one of the eleven securities in this portfolio was in an unrealized loss position. All securities are performing and while one security was downgraded in 2013, the security is in an unrealized gain position and the underlying credit metrics have not deteriorated in 2013.
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
Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at December 31, 2013 was $1.8 million, with a corresponding net unrealized loss of $0.1 million. This compares to $2.0 million with a corresponding net unrealized loss of $0.1 million at December 31, 2012. At December 31, 2013, both of the securities in this portfolio were in unrealized loss positions. At December 31, 2012, all three of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.
The Company owns municipal obligations with an estimated fair value of $1.1 million which approximates amortized cost at December 31, 2013. This compares to a total fair value of $1.1 million which also approximates amortized cost at December 31, 2012. At both December 31, 2013 and 2012, none of the two securities in this portfolio was in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses.
Corporate Obligations
From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million as of December 31, 2013. This compares to eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of $0.2 million at December 31, 2012. At both December 31, 2013 and 2012, all but one of the securities are investment grade and this security is currently in an unrealized gain position. At December 31, 2013, two of the eleven securities in this portfolio are in unrealized loss positions. At December 31, 2012, none of the eight securities in this portfolio was in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. During the year ended December 31, 2013, the Company purchased $21.7 million in corporate obligations. The Company did not purchase any corporate obligations in the same period in 2012.
Trust Preferred Securities and PreTSLs
Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as trust preferred pools (“PreTSLs”). When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2013, the Company owned two trust preferred securities and no PreTSL pools with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million. This compares to three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.3 million at December 31, 2012. During the year ended December 31, 2013, the Company sold all PreTSL securities for a net gain of $0.4 million. At December 31, 2013, all of the securities in this portfolio were in unrealized loss positions, which represents 17.2% of the amortized cost of the securities. At December 31, 2012, three of the five securities in this portfolio were in unrealized loss positions, which represents 14.5% of the amortized cost of the securities.

During the year ended December 31, 2013, the Company sold two PreTSL pooled securities for a net gain of $0.4 million. At the time of sale, the proposed "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act, restricted banks from owning PreTSL pooled securities. The Company had the ability and intent to hold both securities to maturity prior to the new proposed regulations based on the amortized cost of the securities held at that time versus market indications. The Company identified that these securities were subject to the "Volcker Rule” and decided to sell the securities while a market existed. After regulatory review in January 2014, the "Volcker Rule" was revised and banks of less than $10 billion in size were grandfathered to hold these securities in their portfolios.
Marketable Equity Securities
At both December 31, 2013 and 2012, the Company owned marketable equity securities with a fair value of $1.3 million, including net unrealized gains of $0.1 million. At December 31, 2013, one of the four securities in this portfolio was in an unrealized loss position, which represents 0.8% of the amortized cost of the securities. At December 31, 2012, none of the four securities in this portfolio was in an unrealized loss position.
Securities Held-to-Maturity
The Company purchased $0.5 million of State of Israel bonds in 2011 with a carrying value of $0.5 million and a fair value of $0.5 million. This security matures in March, 2014 and carries an interest rate payable of LIBOR plus 0.125%.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $12.0 million which allows for additional borrowing capacity at each subsidiary institution.
At December 31, 2013, the Company owned stock in the FHLBB with a carrying value of $50.1 million, a decrease of $2.1 million from $52.2 million at December 31, 2012, primarily due to a $2.1 million FHLBB stock redemption during 2013. At September 30, 2013, the FHLBB had total assets of $39.7 billion and total capital of $2.7 billion, of which $705.7 million was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2013 and, based on the most recent information available, was classified as "adequately capitalized" by its regulator. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as required by its subsidiary Banks' membership in the Federal Reserve System. In 2013, the Company increased its investment in the stock of the Federal Reserve Bank of Boston by $5 thousand to adjust for deposit growth. The FRB is now the primary federal regulator for the Company and its subsidiary banks.
Carrying Value, Weighted Average Yields, and Contractual Maturities of Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio at the date indicated.

	Balance at December 31, 2013
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$12,180	0.62%	$—	—	$—	—	$—	—	$12,180	0.62%
Municipal obligations(1)	752	3.55%	334	3.31%	—	—	—	—	1,086	3.48%
Auction-rate municipal obligations(1)	—	—	—	—	—	—	1,775	0.25%	1,775	0.25%
Corporate debt obligations	—	—	28,010	2.32%	—	—	214	—	28,224	2.30%
Trust preferred securities	—	—	—	—	—	—	1,210	1.05%	1,210	1.05%
GSE CMOs	—	—	81	3.55%	54	3.69%	243,509	1.80%	243,644	1.80%
GSE MBSs	130	3.81%	11,762	4.16%	65,432	2.18%	122,077	2.09%	199,401	2.24%
Private-label CMOs	—	—	987	—	1,419	4.63%	949	6.11%	3,355	5.01%
SBA commercial loan asset- backed securities	—	—	13	1.70%	170	0.83%	60	1.02%	243	0.93%
Total debt securities	$13,062	0.82%	$41,187	2.90%	$67,075	2.23%	$369,794	1.90%	491,118	2.00%
Marketable equity securities									1,310	2.95%
Total investment securities available-for-sale									492,428	2.00%
Restricted equity securities:
FHLBB stock									50,081	0.50%
FRB stock									16,003	6.00%
Other stock									475	—
Total restricted equity securities									66,559	1.83%
Investment securities held-to-maturity									500	1.99%
Total securities									$559,487	1.98%
_______________________________________________________________________________

(1)	Yields have been calculated on a tax-equivalent basis.
Premises and Equipment
Corporate Headquarters
On October 29, 2012, the Company moved its headquarters to 131 Clarendon Street in Boston, Massachusetts. The eight-story building, including the land, was acquired at a cost of approximately $14.0 million.
At December 31, 2013, $33.4 million in depreciable assets associated with the new headquarters have been recognized; of which $31.9 million will be depreciated over 40 years and the remaining $1.4 million will be depreciated between 3 and 15 years. See Note 8, "Premises and Equipment," to the consolidated financial statements for more information. In addition, the Company realized $0.2 million of tax credits during the year ended December 31, 2013 compared to $1.9 million in 2012 . See Note 17, "Income Taxes" to the consolidated financial statements.

A portion of the Company's new headquarters was rented to third-party tenants in 2013 with rental income of $0.3 million reported in non-interest income. The Company expects $0.4 million of rental income for the year ended 2014.
Core Operating Systems
The Company has also entered into contracts associated with the conversion of its core operating systems. Brookline Bank and First Ipswich were successfully converted to a new core operating system in 2012. BankRI converted to the Company's core operating system late in the second quarter 2013.
Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2013			2012			2011
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$707,023	18.4%	—%	$623,274	17.2%	—%	$225,284	10.0%	—%
Interest-bearing deposits:
NOW accounts	210,602	5.5%	0.07%	212,858	5.9%	0.09%	110,220	4.9%	0.18%
Savings accounts	494,734	12.9%	0.25%	515,367	14.2%	0.39%	164,744	7.3%	0.40%
Money market accounts	1,487,979	38.8%	0.54%	1,253,819	34.7%	0.63%	946,411	42.0%	0.83%
Certificate of deposit accounts	934,668	24.4%	0.90%	1,010,941	28.0%	1.06%	805,672	35.8%	1.26%
Total interest-bearing deposits	3,127,983	81.6%	0.57%	2,992,985	82.8%	0.70%	2,027,047	90.0%	0.93%
Total deposits	$3,835,006	100.0%	0.47%	$3,616,259	100.0%	0.58%	$2,252,331	100.0%	0.84%
The Company seeks to increase its percentage of core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. This strategic goal, however, is difficult given the Company's loan-to-deposit ratio of 113.8% at December 31, 2013 (down from 115.5% at December 31, 2012) and the Company's rapid growth in loans and leases. Total deposits increased by $0.2 billion, or 6.0%, from $3.6 billion, or 70.3% of total assets at December 31, 2012, to $3.8 billion, or 72.0% of total assets at December 31, 2013.
In 2013, core deposits increased $0.3 billion, or 11.3%, rising from 72.0% of total deposits at December 31, 2012 to 75.6% of total deposits at December 31, 2013.
Certificates of deposit decreased $76.3 million, or 7.5%, in 2013. Certificates of deposit have also fallen as a percentage of total deposits from 28.0% at December 31, 2012 to 24.4% at December 31, 2013. The Company does not rely on brokered deposits.
The Company believes the growth in deposits and the shift in the mix of deposits in 2013 and 2012 were due in part to expansion of its cash management capabilities, more effort in seeking deposits from existing customer relationships and the desire of certain depositors to place their funds in a more strongly capitalized financial institution and in more liquid accounts. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$656,724	17.7%	—%	$562,238	16.0%	—%	$181,078	8.6%	—%
NOW accounts	198,050	5.3%	0.09%	183,046	5.2%	0.11%	126,950	6.0%	0.17%
Savings accounts	509,436	13.7%	0.25%	517,485	14.7%	0.33%	157,578	7.4%	0.60%
Money market accounts	1,370,195	37.0%	0.60%	1,203,113	34.1%	0.73%	830,780	39.4%	0.92%
Total core deposits	2,734,405	73.8%	0.35%	2,465,882	70.0%	0.43%	1,296,386	61.4%	0.68%
Certificate of deposit accounts	971,044	26.2%	0.94%	1,055,510	30.0%	1.02%	813,470	38.6%	1.35%
Total deposits	$3,705,449	100.00%		$3,521,392	100.00%		$2,109,856	100.00%
At December 31, 2013 and 2012, the Company had outstanding certificates of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$181,598	0.70%	$172,176	0.90%
Over six months through 12 months	139,154	0.86%	158,057	1.01%
Over 12 months	103,937	1.32%	114,572	1.41%
	$424,689	0.91%	$444,805	1.07%
Borrowed Funds
Advances from the FHLBB
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the FRB's "discount window" as necessary.
FHLBB borrowings decreased by $22.1 million to $768.8 million at December 31, 2013 from the December 31, 2012 balance of $790.9 million.

The following table sets forth certain information regarding FHLBB advances and other borrowed funds for the dates indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$808,007	$792,954	$422,128
Maximum amount outstanding at any month end during the year	838,588	853,969	506,919
Balance outstanding at end of year	812,555	853,969	506,919
Weighted average interest rate for the year	1.41%	1.82%	2.51%
Weighted average interest rate at end of year	1.36%	2.06%	2.22%
Repurchase Agreements
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $16.4 million to $34.6 million in 2013 from $51.0 million in 2012.
Subordinated Debt and Other Borrowings
In the acquisition of Bancorp Rhode Island, Inc., the Company assumed 3 subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One subordinated debenture for $3.0 million was called in the first quarter of 2013 due to its high fixed rate. The two remaining subordinated debentures are summarized below:

At December 31, 2013:
Issue Date	Rate	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2014	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2014	$4,497

At December 31, 2012:
Issue Date	Rate	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
February 22, 2001	Fixed; 10.2%	3.00%	February 22, 2031	February 22, 2013	$3,000
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2013	$4,641
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2013	$4,450

Derivative Financial Instruments
The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2013 or 2012. The following table summarizes certain information concerning the Company's interest-rate swaps at December 31, 2013 and 2012:

	At December 31, 2013	At December 31, 2012
	(Dollars in Thousands)
Notional principal amounts	$22,418	$33,221
Fixed weighted average interest rate from customer to counterparty	5.66%	5.15%
Floating weighted average rate from counterparty	3.45%	2.63%
Weighted average remaining term to maturity (in months)	47	41
Fair value:
Recognized as an asset	$825	$1,317
Recognized as a liability	$856	$1,380
Off-Balance-Sheet Arrangements
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. The effect of such activity on the Company's financial condition and results of operations, such as recorded liability for unfunded credit commitment, is immaterial. See Note 13, "Commitments and Contingencies," to the consolidated financial statements for a description of off-balance-sheet financial instruments.
Contractual Obligations
A summary of contractual obligations at December 31, 2013 by the expected payment period follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2013:
Advances from the FHLBB	$186,035	$375,971	$183,823	$22,944	$768,773
Loan commitments(1)	1,023,573	—	—	—	1,023,573
Occupancy lease commitments(2)	4,936	9,240	7,422	12,431	34,029
Service provider contracts(3)	9,909	32,132	16,598	4,828	63,467
Retirement benefit obligations	28	64	68	205	365
	$1,224,481	$417,407	$207,911	$40,408	$1,890,207

	Payment Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2012:
Advances from the FHLBB	$363,485	$154,178	$213,362	$59,840	$790,865
Loan commitments(1)	777,285	—	—	—	777,285
Occupancy lease commitments(2)	4,551	7,591	6,364	8,153	26,659
Service provider contracts(3)	10,447	15,821	10,008	8,809	45,085
Retirement benefit obligations	32	72	84	250	438
	$1,155,800	$177,662	$229,818	$77,052	$1,640,332
_______________________________________________________________________________

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

(2)	The leases contain escalation clauses for real estate taxes and other expenditures, which are not included above.

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

Stockholders' Equity and Dividends
Brookline Bancorp, Inc.'s total stockholders' equity was $613.9 million at December 31, 2013, a $1.8 million increase compared to $612.1 million at December 31, 2012. The increase primarily reflects net income of $35.4 million for the year ended December 31, 2013, partially offset by dividends paid of $23.8 million and a decrease in other comprehensive income (OCI) of $11.4 million in that same period. The decrease in OCI was caused by changes in interest rates from 2012 to 2013. The dividends paid in the fourth quarter of 2013 represented the Company's 59th consecutive quarter of dividend payments, and the 47th consecutive quarter in which the Company paid a regular dividend of $0.085. For the year ended December 31, 2013, the dividend payout ratio was 67.4%, compared to 64.1% for the year ended December 31, 2012.
Stockholders' equity represented 11.5% of total assets at December 31, 2013 and 11.9% of total assets at December 31, 2012. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.9% of tangible assets (total assets less goodwill and identified intangible assets, net) at December 31, 2013 and 9.1% at December 31, 2012.
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
Deposits, which are considered the most stable source of liquidity, totaled $3.8 billion at December 31, 2013 and represented 72.9% of total funding (the sum of total deposits, total borrowings, and stockholders' equity), compared to deposits of $3.6 billion, or 71.2% of total funding, at December 31, 2012. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $2.9 billion at December 31, 2013 and represented 75.6% of total deposits, compared to core deposits of $2.6 billion, or 72.0% of total deposits, at December 31, 2012. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $812.6 million at December 31, 2013, representing 15.4% of total funding, compared to $854.0 million, or 16.8% of total funding, at December 31, 2012. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve "discount window," to supplement its liquidity. At December 31, 2013, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $957.0 million, based on the level of qualifying collateral available for these borrowings.
In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% and 30% of total assets. At December 31, 2013, cash and equivalents and available-for-sale securities totaled $584.9 million, or 11.0% of total assets. This compares to $598.4 million, or 11.6% of total assets at December 31, 2012.

While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
At December 31, 2013 and 2012, the Company and the Banks are all under the primary regulation of the FRB, and, as such, must comply with the capital requirements of the FRB. See details in "Supervision and Regulation" in Item 1.
At December 31, 2013, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered "well-capitalized."
The Company's and the Banks' actual and required capital amounts and ratios are as follows

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well- Capitalized"
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2013:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.4%	$205,946	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.0%	174,512	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.2%	349,159	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.4%	$127,992	4.0%	$159,990	5.0%
Tier 1 risk-based capital ratio	(2)	299,822	10.4%	114,874	4.0%	172,311	6.0%
Total risk-based capital ratio	(3)	335,727	11.7%	229,753	8.0%	287,192	10.0%
BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.1%	$66,784	4.0%	$83,480	5.0%
Tier 1 risk-based capital ratio	(2)	134,904	10.6%	52,904	4.0%	79,355	6.0%
Total risk-based capital ratio	(3)	145,847	11.4%	105,782	8.0%	132,228	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.8%	$12,461	4.0%	$15,576	5.0%
Tier 1 risk-based capital ratio	(2)	30,435	13.6%	8,971	4.0%	13,457	6.0%
Total risk-based capital ratio	(3)	32,289	14.4%	17,938	8.0%	22,423	10.0%
At December 31, 2012:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.4%	$197,094	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.9%	171,481	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.8%	342,909	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.3%	$121,725	4.0%	$152,156	5.0%
Tier 1 risk-based capital ratio	(2)	282,706	9.8%	115,626	4.0%	173,439	6.0%
Total risk-based capital ratio	(3)	318,629	11.0%	231,310	8.0%	289,137	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.7%	$12,020	4.0%	$15,025	5.0%
Tier 1 risk-based capital ratio	(2)	29,209	13.2%	8,824	4.0%	13,237	6.0%
Total risk-based capital ratio	(3)	30,168	13.7%	17,642	8.0%	22,053	10.0%
_______________________________________________________________________________

(1)	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.
Results of Operations
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on interest-earning assets and liabilities ("net interest margin"), the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
The Company's net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income depends on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases (decreases) in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under "Rate/Volume Analysis" on page 58. Information as to the components of interest income, interest expense and average rates is provided under "Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin" on page 56.
Because the Company's assets and liabilities are not identical in duration and in repricing dates, the differential between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest-rate risk." How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion in the "Measuring Interest-Rate Risk" section of Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," on page 71.
The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the "credit risk" that the Company takes on in the ordinary course of business and are further discussed under "Financial Condition—Asset Quality" on pages 37.
General
The Company's net income of $35.4 million for the year ended December 31, 2013 decreased by $1.8 million, or 4.7%, compared to the year ended December 31, 2012. Operating income decreased $5.1 million, or 12.5%, after adjustment for the $0.6 million of after-tax compensation-related expenses incurred during 2013 associated with the departure of the Chief Financial Officer. Basic and diluted operating EPS decreased 11.9% compared to 2012, from $0.59 to $0.52.
Earnings in 2013 represented a return on average assets of 0.68% and a return on average stockholders' equity of 5.74%, as compared to a return on average assets of 0.74% and a return on average stockholders' equity of 6.12% for 2012. Operating earnings in 2013 represented an operating return on average assets of 0.70% and an operating return on average stockholders' equity of 5.84%, as compared to an operating return on average assets of 0.82% and an operating return on average stockholders' equity of 6.78% for 2012.

Selected income statement, per share data and operating ratios are presented in the table below for the years indicated:

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$176,218	$177,368	$(1,150)	(0.6)%
Non-interest income	13,825	18,605	(4,780)	(25.7)%
Provision for credit losses	10,929	15,888	(4,959)	(31.2)%
Non-interest expense	122,460	120,375	2,085	1.7%
Provision for income taxes	19,481	21,341	(1,860)	(8.7)%
Net income	37,173	38,369	(1,196)	(3.1)%
Net income attributable to Brookline Bancorp, Inc.	35,386	37,142	(1,756)	(4.7)%
Operating earnings(4)	35,981	41,114	(5,133)	(12.5)%
Per share data:
Earnings per basic and diluted share	$0.51	$0.53	$(0.02)	(3.8)%
Operating earnings per basic and diluted share(4)	0.52	0.59	(0.07)	(11.9)%
Dividends per common share	0.34	0.34	—	—
Operating ratios:
Interest rate spread	3.49%	3.67%
Net interest margin(1)(4)	3.64%	3.85%
Return on average assets(2)(4)	0.68%	0.74%
Operating return on average assets(4)	0.70%	0.82%
Efficiency ratio	64.44%	61.42%
Operating efficiency ratio(4)	63.96%	58.67%
Return on average stockholders' equity(3)(4)	5.74%	6.12%
_______________________________________________________________________________

(1)	Calculated as a fully taxable equivalent by dividing net interest income by average interest-earning assets.

(2)	Calculated by dividing net income by average total assets.

(3)	Calculated by dividing net income applicable to common shares by average common stockholders' equity.

(4)	Non-GAAP performance measure.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The net interest margin for 2013 was 3.64% compared to a net interest margin of 3.85% for the prior year. The yield on the Company's interest-earning assets decreased by 35 basis points compared to 2012 and net interest income decreased $1.2 million, or 0.6%, and this was offset by a decline in the cost of funds on interest-bearing liabilities by 17 basis points. Interest-earning assets increased by $181.2 million from 2012, mostly as a resulted of growth in the Company’s commercial real estate, commercial loan and leases and consumer loan portfolios. Interest-bearing liabilities increased by $104.6 million mainly in the Company’s money market accounts.
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2013, 2012 and 2011. Average balances are derived from average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest(1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Short-term investments	$62,258	$111	0.18%	$95,173	$209	0.22%	$73,628	$105	0.14%
Investment securities available-for-sale(2)	477,318	7,983	1.67%	449,694	8,606	1.91%	278,300	6,327	2.27%
Marketable and restricted equity securities(2)	67,375	1,405	2.09%	58,354	824	1.41%	39,557	224	0.57%
Loans and leases:
Commercial real estate loans(3)	2,091,860	98,245	4.67%	1,910,320	94,521	4.97%	1,162,769	61,211	5.26%
Commercial loans(3)	435,184	20,580	4.68%	370,366	19,471	5.26%	180,713	8,698	4.81%
Equipment financing(3)	452,601	31,076	6.87%	394,845	32,027	8.11%	221,458	18,018	8.14%
Indirect automobile loans(3)	475,387	17,355	3.65%	573,398	23,641	4.12%	575,635	28,313	4.92%
Residential mortgage loans(3)	511,348	19,926	3.90%	501,660	21,998	4.39%	335,940	14,901	4.44%
Other consumer loans(3)	263,955	10,624	4.02%	269,725	12,299	4.56%	76,156	3,022	3.97%
Total interest-earning assets	4,837,286	207,305	4.27%	4,623,535	213,596	4.62%	2,944,156	140,819	4.79%
Allowance for loan and lease losses	(44,008)			(38,073)			(30,564)
Non-interest-earning assets	380,724			407,330			148,155
Total assets	$5,174,002			$4,992,792			$3,061,747
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$198,050	173	0.09%	$183,046	209	0.11%	$126,950	216	0.17%
Savings accounts	509,436	1,288	0.25%	517,485	1,726	0.33%	157,578	942	0.60%
Money market accounts	1,370,195	8,220	0.60%	1,203,113	8,773	0.73%	830,780	7,626	0.92%
Certificates of deposit	971,044	9,092	0.94%	1,055,510	10,724	1.02%	813,470	10,973	1.35%
Total interest-bearing deposits(4)	3,048,725	18,773	0.62%	2,959,154	21,432	0.72%	1,928,778	19,757	1.02%
Advances from the FHLBB	759,640	10,886	1.43%	732,457	13,710	1.87%	414,432	10,454	2.52%
Other borrowed funds	48,367	507	1.05%	60,497	690	1.14%	7,696	125	1.60%
Total interest-bearing liabilities	3,856,732	30,166	0.78%	3,752,108	35,832	0.95%	2,350,906	30,336	1.29%
Non-interest-bearing liabilities:
Non-interest-bearing deposits:
Non-interest-bearing demand checking accounts(4)	656,724			562,238			181,078
Other non-interest-bearing liabilities	40,574			68,055			26,091
Total liabilities	4,554,030			4,382,401			2,558,075
Brookline Bancorp, Inc. stockholders' equity	616,243			606,661			500,855
Noncontrolling interest in subsidiary	3,729			3,730			2,817
Total liabilities and equity	$5,174,002			$4,992,792			$3,061,747
Net interest income (tax-equivalent basis) / Interest-rate spread(5)		177,139	3.49%		177,764	3.67%		110,483	3.50%
Less adjustment of tax-exempt income		921			396			284
Net interest income		$176,218			$177,368			$110,199
Net interest margin(6)			3.64%			3.85%			3.76%
_______________________________________________________________________________

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)
Average balances include unrealized gains (losses) on securities available-for-sale. Equity securities include marketable equity securities and restricted equity securities. Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)	Loans on nonaccrual status are included in the average balances.

(4)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.51%, 0.61% and 0.94% in the years ended December 31, 2013, 2012 and 2011, respectively.

(5)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.
See "Comparison of Years Ended December 31, 2013 and December 31, 2012" and "Comparison of Years Ended December 31, 2012 and December 31, 2011" on pages 59 and 65, respectively for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.
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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Short-term investments	$(64)	$(34)	$(98)	$35	$69	$104
Investment securities available-for-sale	508	(1,131)	(623)	3,394	(1,115)	2,279
Marketable and restricted equity securities	143	438	581	146	454	600
Loans:
Commercial real estate loans	9,306	(5,582)	3,724	36,899	(3,589)	33,310
Commercial loans	3,318	(2,209)	1,109	9,900	873	10,773
Equipment financing	4,340	(5,291)	(951)	14,064	(55)	14,009
Indirect automobile loans	(3,767)	(2,519)	(6,286)	(109)	(4,563)	(4,672)
Residential mortgage loans	419	(2,491)	(2,072)	7,268	(171)	7,097
Other consumer loans	(258)	(1,417)	(1,675)	8,761	516	9,277
Total loans	13,358	(19,509)	(6,151)	76,783	(6,989)	69,794
Total change in interest and dividend income	13,945	(20,236)	(6,291)	80,358	(7,581)	72,777
Interest expense:
Deposits:
NOW accounts	16	(52)	(36)	77	(84)	(7)
Savings accounts	(27)	(411)	(438)	1,355	(571)	784
Money market accounts	1,125	(1,678)	(553)	2,934	(1,787)	1,147
Certificates of deposit	(827)	(805)	(1,632)	2,822	(3,071)	(249)
Total deposits	287	(2,946)	(2,659)	7,188	(5,513)	1,675
Advances from the FHLBB	494	(3,318)	(2,824)	6,471	(3,215)	3,256
Other borrowed funds	(130)	(53)	(183)	612	(47)	565
Total change in interest expense	651	(6,317)	(5,666)	14,271	(8,775)	5,496
Change in tax-exempt income	—	(525)	(525)	—	(112)	(112)
Change in net interest income	$13,294	$(14,444)	$(1,150)	$66,087	$1,082	$67,169
See "Comparison of Years Ended December 31, 2013 and December 31, 2012" and "Comparison of Years Ended December 31, 2012 and December 31, 2011" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.
Comparison of Years Ended December 31, 2013 and December 31, 2012

General

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Interest and dividend income	$206,384	$213,200	$(6,816)	(3.2)%
Interest expense	30,166	35,832	(5,666)	(15.8)%
Net interest income	176,218	177,368	(1,150)	(0.6)%
Provision for credit losses	10,929	15,888	(4,959)	(31.2)%
Net interest income after provision for credit losses	165,289	161,480	3,809	2.4%
Non-interest income	13,825	18,605	(4,780)	(25.7)%
Non-interest expense	122,460	120,375	2,085	1.7%
Provision for income taxes	19,481	21,341	(1,860)	(8.7)%
Net income	37,173	38,369	(1,196)	(3.1)%
Less net income attributable to noncontrolling interest in subsidiary	1,787	1,227	560	45.6%
Net income attributable to Brookline Bancorp, Inc.	$35,386	$37,142	$(1,756)	(4.7)%
Net income for 2013 decreased $1.8 million, or 4.7%, to $35.4 million from $37.1 million for 2012. Basic and fully diluted EPS decreased to $0.51 for 2013 from $0.53 for 2012. Net income for 2013 includes $0.6 million (after-tax) of compensation-related expenses incurred during 2013 associated with the departure of the Chief Financial Officer. The 2013 earnings represent a return on average assets of 0.68% and a return on average stockholders' equity of 5.74%, as compared to a return on average assets of 0.74% and a return on average stockholders' equity of 6.12% for 2012.
Net Interest Income
Net interest income decreased $1.2 million in 2013 compared to 2012. The decrease year over year reflects $6.6 million less interest income on loans and leases mitigated by lower interest expense on deposit and borrowings of $5.7 million which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin decreased by 21 basis points, to 3.64% in 2013 from 3.85% in 2012. Competitive pressures on loan pricing resulted in decreases in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) to 4.66% for the year ended December 31, 2013 from 5.08% for the year ended December 31, 2012. Interest amortization and accretion on acquired loans totaled $4.7 million and contributed 10 basis points to 2013 loan yields, compared to $6.7 million and 17 basis points in 2012, primarily due to changes in expected cash flows.
The decrease in asset yields was mitigated by the decrease in the total cost of interest-bearing liabilities to 0.78% in 2013 from 0.95% in 2012. The Company's reduction in replacement rates on FHLB borrowings and the offered rates on a variety of deposit products contributed significantly to the reduction in the cost of interest-bearing liabilities. The cost of interest-bearing deposits decreased to 0.62% in 2013 from 0.72% in 2012 as customers continued to shift from certificates of deposits into non-maturity deposit products. Interest amortization and accretion on purchase accounting marks on borrowed funds and certificates of deposits totaled $5.0 million and contributed 8 basis points to the 2013 net interest margin.
Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment, ongoing pricing pressures in both loan and deposit portfolios, and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances. It may also be negatively affected by changes in the amount of purchase accounting accretion and amortization included in interest income and interest expense.

Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$97,550	$94,427	$3,123	3.3%
Commercial loans	20,567	19,318	1,249	6.5%
Equipment financing	31,076	32,027	(951)	(3.0)%
Indirect automobile loans	17,355	23,641	(6,286)	(26.6)%
Residential mortgage loans	19,926	21,998	(2,072)	(9.4)%
Other consumer loans	10,624	12,300	(1,676)	(13.6)%
Total interest income—loans	$197,098	$203,711	$(6,613)	(3.2)%
Interest income from loans was $197.1 million for 2013, and represented a yield on total loans of 4.66%. This compares to $203.7 million of interest on loans and a yield of 5.08% for 2012. This decrease in interest income in loans and leases was most notable in the indirect automobile portfolio, where the interest income decreased to $17.4 million in 2013 from $23.6 million in 2012, reflecting a run off of the indirect automobile loans and the shift to a higher yielding portfolio mix.
Declines in the yields on all loans categories reflect the high rate of 2013 loan refinancings and the intense pricing competition which affected the Company's lending markets.
On an overall basis, the decline in interest income on loans was primarily driven by a decrease of $19.5 million due to the lower rate environment in 2013, offset by increases of $13.4 million in interest income on loans due to increases in average loans outstanding. Interest income increased as a result of the growth in the average balance of loans of $210.0 million or 5.2%, a result of growth in all of the lending portfolios except for the indirect automobile and other consumer loan portfolios.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Interest income—investments:
Short-term investments	$111	$208	$(97)	(46.6)%
Investment securities available-for-sale	7,963	8,551	(588)	(6.9)%
Restricted equity securities	1,212	730	482	66.0%
Total interest income—investments	$9,286	$9,489	$(203)	(2.1)%
Total investment income (consisting of interest on short-term investments, investment securities available-for-sale and restricted equity securities) was $9.3 million for 2013 compared to $9.5 million for 2012. This decrease in total investment income of $0.2 million, or 2.1%, was attributable to replacement of maturing cashflow into the current low rate environment. The yield on total investments was 1.57% for 2013 as compared to 1.60% for 2012. The decrease in yield on investments from 2012 to 2013 reflects the paydown of higher-coupon MBSs and CMOs which were replaced by similar but lower-yielding investment securities.

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$173	$209	$(36)	(17.2)%
Savings accounts	1,288	1,726	(438)	(25.4)%
Money market accounts	8,220	8,773	(553)	(6.3)%
Certificates of deposit	9,092	10,724	(1,632)	(15.2)%
Total interest expense—deposits	18,773	21,432	(2,659)	(12.4)%
Borrowed funds:
Advances from the FHLBB	10,886	13,710	(2,824)	(20.6)%
Other borrowed funds	507	690	(183)	(26.5)%
Total interest expense—borrowed funds	11,393	14,400	(3,007)	(20.9)%
Total interest expense	$30,166	$35,832	$(5,666)	(15.8)%
Deposits
Interest paid on deposits decreased by $2.7 million or 12.4% in 2013 as compared to 2012. Interest expense increased $0.2 million due to the growth in deposits, offset by a $2.9 million decrease in deposit-related interest expense resulting from decreases in interest rates. To this end, the growth in interest-bearing deposit average balances of $89.6 million, or 3.0%, during 2013 was attributable to money market accounts (average balance up $167.1 million, or 13.9%), and NOW accounts (average balance up $15.0 million, or 8.2%) offset by a decline in certificates of deposit (average balance down $84.5 million, or 8.0%) and savings accounts (average balance down $8.0 million, or 1.6%). The Company's reduction in rates offered on certificates of deposit contributed significantly to the reduction in the cost of interest-bearing deposits to 0.62% in 2013 from 0.72% in 2012.
Borrowed Funds
Interest paid on borrowed funds decreased by $3.0 million, or 20.9%, in 2013 compared to 2012. Decreases in borrowing rates in 2013 resulted in a reduction in debt-related interest expenses of $3.4 million, which was offset by an increase in interest expense due to increases in 2013 debt levels of $0.4 million.
Included in the Company's borrowed funds at December 31, 2013 were $34.6 million in repurchase agreements and $9.2 million in subordinated debt acquired in the BankRI acquisition. The average balance of FHLBB advances increased $27.2 million, or 3.7% in 2013, while other borrowed funds, which include repurchase agreements and subordinated debt, decreased $12.1 million, or 20.1% in 2013. Overall, the cost of borrowed funds decreased 41 basis points in 2013 to 1.41%, compared to 1.82% in 2012 driven by maturing borrowings being replaced at lower costs in the current low rate environment.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$2,563	$4,348	$516	$75	$3,079	$4,423
Commercial	4,917	9,513	1,068	75	5,985	9,588
Indirect automobile	(167)	884	—	—	(167)	884
Consumer	286	1,534	1,190	—	1,476	1,534
Unallocated	302	(418)	—	—	302	(418)
Total provision for loan and lease losses	7,901	15,861	2,774	150	10,675	16,011
Unfunded credit commitments	254	(123)	—	—	254	(123)
Total provision for credit losses	$8,155	$15,738	$2,774	$150	$10,929	$15,888
The provision for credit losses in 2013 and 2012 was $10.9 million and $15.9 million, respectively. Of the $5.0 million decrease in the provision for loan and lease losses in 2013 compared to 2012, $3.2 million was attributable to lower net charge offs of $3.4 million in 2013 compared to $6.6 million in 2012. Offsetting lower charge offs is an additional provision on acquired loans of $2.8 million in 2013 due to deterioration in projected cash flows from the date of acquisition. See management's discussion in "Allowances for Credit Losses—Allowance for Loan and Lease Losses" beginning on page 39 and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.0 million at December 31, 2013 and $0.7 million at December 31, 2012. During the year ended December 31, 2013, the liability for unfunded credit commitments increased by $0.3 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments, increasing the provision for credit losses by the same amount in 2013. No credit commitments were charged off against the liability account in the years ended December 31, 2013 or 2012.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Fees, charges and other income	$15,240	$16,475	$(1,235)	(7.5)%
Loss from investments in affordable housing	(1,812)	(694)	(1,118)	161.1%
Gain on sales of loans and leases	—	1,898	(1,898)	(100.0)%
Net gain on sales of securities	397	926	(529)	(57.1)%
Total non-interest income	$13,825	$18,605	$(4,780)	(25.7)%
_______________________________________________________________________________
Total non-interest income decreased by $4.8 million, or 25.7%, to $13.8 million for 2013 from $18.6 million for 2012. The decrease is mainly do to a decrease in gain on sales of loans and leases, a decrease in fees, charges and other income and an increase in losses from investments in affordable housing. Losses from investments in affordable housing increased to $1.8 million for the year ended December 31, 2013 from $0.7 million for the year ended December 31, 2012. These tax-induced losses were offset by an increase in related tax benefits of $0.3 million in 2013. Investment securities were sold during 2013 at a net gain of $0.4 million, compared to a net gain of $0.9 million on sales of investment securities in 2012.

The following table sets forth the Company's fee income in more detail for the periods indicated:

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Deposit fees	$7,471	$7,595	$(124)	(1.6)%
Investment and insurance fees	3,199	3,385	(186)	(5.5)%
Loan and lease fees	1,334	2,090	(756)	(36.2)%
Other fees and other income	3,236	3,405	(169)	(5.0)%
Total fees, charges and other income	$15,240	$16,475	$(1,235)	(7.5)%
Fees, charges and other income are the major sources of non-interest income for the Company and include deposit-related fees, indirect automobile and consumer loan fees, and other service fees. Total fees, charges and other income decreased by $1.2 million, or 7.5%, to $15.2 million for 2013 from $16.5 million for 2012. Deposit fees decreased to $7.5 million for the year ended December 31, 2013 from $7.6 million for the year ended December 31, 2012. Loan and lease fees decreased to $1.3 million for the year ended December 31, 2013 from $2.1 million for the year ended December 31, 2012. Other fees and other income decreased to $3.2 million for the year ended December 31, 2013 from $3.4 million for the year ended December 31, 2012.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Compensation and employee benefits	$65,261	$58,830	$6,431	10.9%
Occupancy	12,616	10,611	2,005	18.9%
Equipment and data processing	16,899	14,540	2,359	16.2%
Professional services	5,695	12,475	(6,780)	(54.3)%
FDIC insurance	3,102	4,212	(1,110)	(26.4)%
Advertising and marketing	3,003	2,984	19	0.6%
Amortization of identified intangible assets	4,623	5,622	(999)	(17.8)%
Other	11,261	11,101	160	1.4%
Total non-interest expense	$122,460	$120,375	$2,085	1.7%
Non-interest expense for 2013 increased 1.7% to $122.5 million, largely due to additional staffing, branch expansions and system conversion related expenses.
Compensation and employee benefits increased $6.4 million, or 10.9%, largely due to an expansion of the workforce. Professional service fees decreased $6.8 million, or 54.3% as the Company incurred less consulting related expenses. Equipment and data processing costs increased $2.4 million, or 16.2%, due to BankRI completing its conversion in early 2013 and occupancy costs increased $2.0 million, or 18.9%, compared to 2012 related to increased real estate expenses. Additionally, FDIC insurance costs decreased $1.1 million, or 26.4%, and amortization of identified intangible assets decreased $1.0 million or 17.8%.

Provision for income taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Income before provision for income taxes	$56,654	$59,710	$(3,056)	(5.1)%
Provision for income taxes	19,481	21,341	(1,860)	(8.7)%
Net income	$37,173	$38,369	$(1,196)	(3.1)%
Effective tax rate	34.4%	35.7%	N/A	(3.8)%
The Company recorded income tax expense of $19.5 million for 2013, compared to $21.3 million for 2012. This represented total effective tax rates of 34.4% and 35.7%, respectively. The decrease in the effective tax rate was primarily attributable to non deductible professional fees of $1.4 million related to the BankRI acquisition in 2012 and a reduction in state income tax expense. Additional state income tax expense were recognized in 2012 as the projected state tax savings from the acquisition of BankRI reduced the value of the deferred tax asset by $0.5 million. These reductions were partially offset by a $1.1 million reduction in the tax savings from the rehabilitation tax credits received for the refurbishment of the corporate headquarters at 131 Clarendon Street in Boston, Massachusetts as renovations were completed early in 2013.
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
The acquisition of BankRI on January 1, 2012, coupled with 11.8% and 10.2% organic growth in loans and deposits, respectively, drove the increase in the Company's 2012 income over 2011. Overall asset quality remained strong in 2012. The net interest margin for 2012 increased 9 basis points as compared to 2011 and benefited from the impact of purchase accounting accretion and amortization. Increases in other income were offset, to a degree, by increase in expenses associated with the Company's acquisition of BankRI and the Company's ongoing infrastructure build.
Net Interest Income
For 2012, net interest income was $177.4 million, compared to $110.2 million for 2011. The increase in interest income reflects an increase of $1.7 billion in interest-earning assets during 2012 primarily due to the acquisition of BankRI. The net interest margin for 2012 was 3.85% compared to a net interest margin of 3.76% for the prior year. Net interest margin increased as the cost of funds on interest-bearing liabilities declining by 30 basis points offset by a decrease of 9 basis points on interest earning assets. Purchase accounting reflected $6.7 million increase in interest income and contributed 17 basis points to 2012 loan yields and a $5.0 million reduction in interest expense and contributed 11 basis points to 2012 net interest margin.
Compared to 2011, net interest income increased $67.2 million million in 2012. The increase reflects an increase of $$69.8 million in interest income on loans and leases, due largely to a $1.1 billion increase in acquired loan and lease balances in connection with the acquisition of BankRI on January 1, 2012 as well as organic growth in total loans and leases of $322.3 million, or 11.8%, for the year ended December 31, 2012. In particular, growth in the commercial loan and lease, commercial real estate and equipment financing portfolios fueled the increase in loan and lease interest income, along with a shift from lower interest earning portfolios, such as indirect automobile loans into higher interest earning portfolios such as equipment financing.

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

The remaining increase in net interest margin from 2011 to 2012 is related to a decrease in the overall cost of deposits and borrowing. The addition of $1.1 billion in deposits from BankRI on January 1, 2012 and the Company’s reduction in rates offered on certificates of deposit contributed significantly to the reduction in the cost of interest-bearing deposits, from 1.02% in 2011 to 0.72% in 2012. Fair-market valuation adjustments and the continued maturing of higher-rate FHLBB advances contributed to the decline in the cost of borrowing. The total cost of interest-bearing liabilities decreased from 1.29% in 2011 to 0.95% in 2012.

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
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest income—loans:
Commercial real estate loans	$94,427	$60,986	$33,441	54.8%
Commercial loans	19,318	8,697	10,621	122.1%
Equipment financing	32,027	18,019	14,008	77.7%
Indirect automobile loans	23,641	28,313	(4,672)	(16.5)%
Residential mortgage loans	21,998	14,901	7,097	47.6%
Other consumer loans	12,300	3,022	9,278	307.0%
Total interest income—loans	$203,711	$133,938	$69,773	52.1%
Interest income from loans was $203.7 million for 2012, and represented a yield on total loans of 5.08%. This compares to $133.9 million of interest on loans and a yield of 5.26% for 2011. This increase in interest income in loans and leases was most notable in commercial loans, the yield for which increased from 4.81% to 5.26% in 2012, and increase that reflects the fact that commercial loans represented 24.9% of BankRI's total loans and leases at acquisition.
Declines in the yields on commercial real estate loans, indirect automobile loans and, to a lesser extent, residential mortgage loans reflect the high rate of 2012 loan refinancing and the intense pricing competition which characterized the Company's lending markets.
On an overall basis, 2012 declines in interest income on loans of $7.0 million due to the lower rate environment were offset by increases of $76.8 million in interest income on loans due to increases in average loan outstanding. Interest income increased as a result of the growth in the average balance of loans of $1.5 million, or 57.5%, which is related to both the acquisition of Bank Rhode Island on January 1st, 2012 as well as organic growth in all of the lending portfolios except for the indirect automobile loan portfolio.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest income—investments:
Short-term investments	$208	$105	$103	98.1%
Investment securities available-for-sale	8,551	6,297	2,254	35.8%
Restricted equity securities	730	195	535	274.4%
Total interest income—investments	$9,489	$6,597	$2,892	43.8%
Total investment income (consisting of interest on short-term investments, investment securities available-for-sale and restricted equity securities) was $9.5 million for 2012 compared to $6.6 million for 2011. This increase in total investment income of $2.9 million, or 43.8%, was attributable to a increase in the average balance of investments of $211.7 million. The average balance of investments in 2012 was $603.2 million, of which $289.3 million million represented investments from BankRI. The yield on total investments was 1.60% for 2012 as compared to 1.70% for 2011. The decrease in yield on investments from 2011 to 2012 reflects the rapid paydown of higher coupon MBSs and CMOs, which were replaced by lower yielding securities.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$209	$216	$(7)	(3.2)%
Savings accounts	1,726	942	784	83.2%
Money market accounts	8,773	7,626	1,147	15.0%
Certificates of deposit	10,724	10,973	(249)	(2.3)%
Total interest expense—deposits	21,432	19,757	1,675	8.5%
Borrowed funds:
Advances from the FHLBB	13,710	10,454	3,256	31.1%
Other borrowed funds	690	125	565	452.0%
Total interest expense—borrowed funds	14,400	10,579	3,821	36.1%
Total interest expense	$35,832	$30,336	$5,496	18.1%
Deposits
The addition of $1.1 billion of deposits from Bank Rhode Island on January 1st, 2012 and the Company's reduction in rates offered on certificates of deposits contributed significantly to the Company's decline in the cost of interest-bearing deposits from 1.02% in 2011 to 0.72% in 2012.
Included in the 2012 cost of interest-bearing deposits was $1.2 million, or 4 basis point, of purchase accounting amortization. Increases in total deposits increased interest expense by $7.2 million, which was offset by the $5.5 million decrease in deposit-related interest expense resulting from the decrease in interest rates. To this end, the growth in interest-bearing deposit average balances of $1.0 billion, or 53.4%, during 2012 was attributable to money market accounts (average balance up $372.3 million, or 44.8%), savings accounts (average balance up $359.9 million, or 228.4%) certificates of deposit (average balance up $242.0 million, or 29.8%) and NOW accounts (average balance up $56.1 million, or 44.2%).

Borrowed Funds
Interest paid on borrowed funds increased by $3.8 million, or 36.1% in 2012 as compared to 2011. Decreases in borrowing rates in 2012 resulted in a reduction in debt-related interest expense of $3.3 million, which was offset by an increase in interest expense due to increases in 2012 debt levels of $7.1 million.
Included in the Company's borrowed funds at December 31, 2012 were $39.3 million in repurchase agreements and $12.1 million in subordinated debt acquired in the BankRI acquisition. The average balance of FHLBB advances increased $318.0 million, or 76.7% in 2012, while other borrowed funds, which include repurcahse agreenment and subordinated debt, increased $52.8 million, or 686.1% in 2012. Overall, the cost of non-deposit borrowings decreased 69 basis points in 2012 to 1.82%, compared to 2.51% in 2011.
Provision for Credit Losses

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Provision for loan and lease losses:
Commercial real estate	$4,423	$3,109	$1,314	42.3%
Commercial	9,588	1,147	8,441	735.9%
Indirect automobile	884	123	761	618.7%
Consumer	1,534	(57)	1,591	(2,791.2)%
Unallocated	(418)	(366)	(52)	14.2%
Total provision for loan and lease losses	$16,011	$3,956	12,055	304.7%
Unfunded credit commitments	(123)	(325)	202	*
Total provision for credit losses	$15,888	$3,631	$12,257	337.6%
_______________________________________________________________________________

*	Not meaningful.
The provision for credit losses in 2012 and 2011 were $15.9 million and $3.6 million, respectively. Of the $12.1 million increase in the provision for loan and lease losses on originated loans in 2012 compared with 2011, $7.7 million was attributable to originated loan and lease growth of 22.5% and $4.2 million was attributable to a provision recorded in the second quarter of 2012 on two commercial loans originated shortly after the acquisition of BankRI. Additional provision of $0.2 million on acquired loans in 2012 was due to deterioration in projected cash flows on acquired loans from the date of acquisition for BankRI and from December 31, 2011 for First Ipswich. See management’s discussion in ‘‘Allowances for Credit Losses-Allowance for Loan and Lease Losses’’ beginning on page 39 and Note 7, ‘‘Allowance for Loan and Lease Losses,’’ to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
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
Non-Interest Income
Total non-interest income increased by $13.5 million, or 267.5%, from $5.1 million in 2011 to $18.6 million in 2012, largely as a result of the acquisition of BankRI and the related increase in mortgage and deposit related fees, charges and other income.

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Fees, charges and other income	$16,475	$5,653	$10,822	191.4%
Loss from investments in affordable housing	(694)	(671)	(23)	3.4%
Gain on sales of loans and leases	1,898	—	1,898	*
Net gain on sales of securities	926	80	846	1,057.5%
Total non-interest income	$18,605	$5,062	$13,543	267.5%
_______________________________________________________________________________

*	Not meaningful.

Fees, charges and other income are the major sources of non-interest income for the Company and include deposit-related fees, indirect automobile and consumer loan fees, and other service fees. Total non-interest income increased by $13.5 million, or 267.5%, from $5.1 million for 2011 to $18.6 million for 2012. The increase is primarily due to the acquisition of BankRI and the related increase in mortgage- and deposit related fees, charges and other income
The following table sets forth the Company's fee income in more detail for the periods indicated:

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Deposit fees	$7,595	$2,715	$4,880	179.7%
Investment and insurance fees	3,385	174	3,211	1,845.4%
Loan and lease fees	2,090	1,725	365	21.2%
Other fees and other income	3,405	1,039	2,366	227.7%
Total fees, charges and other income	$16,475	$5,653	$10,822	191.4%
The 2012 results also included a $1.9 million gain on a sale of $19.6 million of equipment leases undertaken to manage concentration risk. Losses from investments in affordable housing remained constant from 2012 to 2013 at $0.7 million. These tax-induced losses were offset by an increase in related tax benefits of $0.3 million. Investment securities (primarily equity securities) were sold during 2012 at a net gain of $0.9 million, compared to a net gain of $0.1 million on sales of investment securities in 2011.
Non-Interest Expense

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Compensation and employee benefits	$58,830	$30,789	$28,041	91.1%
Occupancy	10,611	6,138	4,473	72.9%
Equipment and data processing	14,540	9,144	5,396	59.0%
Professional services	12,475	5,375	7,100	132.1%
FDIC insurance	4,212	1,746	2,466	141.2%
Advertising and marketing	2,984	1,376	1,608	116.9%
Amortization of identified intangible assets	5,622	1,570	4,052	258.1%
Other	11,101	6,787	4,314	63.6%
Total non-interest expense	$120,375	$62,925	$57,450	91.3%
_______________________________________________________________________________

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

Provision for income taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011
	(Dollars in Thousands)
Income before provision for income taxes	$59,710	$48,705	$11,005	22.6%
Provision for income taxes	21,341	19,886	1,455	7.3%
Net income	$38,369	$28,819	$9,550	33.1%
Effective tax rate	35.7%	40.8%	N/A	(12.5)%

The Company recorded income tax expense of $21.3 million for 2012, compared to $19.9 million for 2011. This represented total effective tax rates of 35.7% and 40.8%, respectively. The decrease in tax rate was primarily due to tax credits and benefits recognized for investment in affordable housing projects ($0.8 million) and the Company’s new headquarters ($1.2 million) offset by an increase in state taxes of $0.6 million and the non-deductibility of $1.4 million of the $5.4 million in professional fees incurred related to the BankRI acquisition.

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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at December 31, 2013 or 2012. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive at December 31, 2013.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2013, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2013
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$590	0.33%
Up 200 basis points	414	0.23%
Up 100 basis points	220	0.12%
Down 100 basis points	(3,648)	(2.02)%

Economic Value of Equity ("EVE") at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s interest-rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of the economic value of equity to changes in interest rates. The EVE at Risk Simulation values only the current balance sheet and does not incorporate growth assumptions. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, and rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at December 31, 2013, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	December 31, 2013
Up 300 basis points	(3.05)%
Up 200 basis points	(3.87)%
Up 100 basis points	(2.06)%
Down 100 basis points	1.11%
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2013.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets(1):
Short-term investments	$55,357	$—	$—	$—	$—	$55,357
Weighted average rate	0.58%	—	—	—	—	0.30%
Investment securities(1)	79,650	55,101	47,580	91,914	218,683	492,928
Weighted average rate	3.96%	4.35%	4.17%	4.23%	5.25%	4.65%
Commercial real estate loans(1)	876,578	382,182	329,080	489,503	126,280	2,203,623
Weighted average rate	6.36%	8.97%	8.88%	8.67%	17.02%	8.31%
Commercial loans(1)	445,963	226,124	147,016	109,630	36,877	965,610
Weighted average rate	11.30%	12.72%	12.68%	11.50%	8.02%	11.04%
Auto loans(1)	181,600	111,157	61,163	36,888	9,723	400,531
Weighted average rate	5.05%	4.90%	4.87%	4.96%	0.79%	4.87%
Consumer loans(1)	503,314	107,011	77,126	87,846	17,404	792,701
Weighted average rate	5.49%	10.21%	9.69%	9.41%	24.78%	7.39%
Total interest-earning assets	2,142,462	881,575	661,965	815,781	408,967	4,910,750
Weighted average rate	6.83%	9.28%	9.11%	8.46%	9.86%	8.10%
Interest-bearing liabilities(1):
NOW accounts	—	—	—	—	210,602	210,602
Weighted average rate	—	—	—	—	0.15%	0.15%
Savings accounts	—	—	—	—	494,734	494,734
Weighted average rate	—	—	—	—	0.50%	0.50%
Money market savings accounts	1,487,979	—	—	—	—	1,487,979
Weighted average rate	0.64%	—	—	—	—	0.64%
Certificates of deposit(1)	695,038	139,924	46,047	53,010	649	934,668
Weighted average rate	0.93%	1.09%	1.91%	1.49%	0.17%	0.90%
Borrowed funds(1)	231,088	283,486	91,081	183,114	23,786	812,555
Weighted average rate	1.32%	1.58%	4.90%	7.08%	7.13%	3.28%
Total interest-bearing liabilities	2,414,105	423,410	137,128	236,124	729,771	3,940,538
Weighted average rate	0.74%	1.42%	3.90%	5.82%	0.61%	1.20%
Interest sensitivity gap(2)	$(271,643)	$458,165	$524,837	$579,657	$(320,804)	$970,212
Cumulative interest sensitivity gap	$(271,643)	$186,522	$711,359	$1,291,016	$970,212
Cumulative interest sensitivity gap as a percentage of total assets	(5.10)%	3.50%	13.36%	24.24%	18.22%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(5.53)%	3.80%	14.49%	26.29%	19.76%
_______________________________________________________________________________

(1)
Interest-earning assets and interest-bearing liabilities are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

(3)	Investment securities include all debt, equity and restricted equity securities and unrealized gains and losses on investment securities.
At December 31, 2013, interest-earning assets maturing or repricing within one year amounted to $2.1 billion and interest-bearing liabilities maturing or repricing within one year amounted to $2.4 billion, resulting in a cumulative one-year negative gap position of $271.6 million or 5.53% of total assets. At December 31, 2012, the Company had a cumulative one-year negative gap position of $502.3 million, or 9.76% of total assets. The change in the cumulative one-year gap position from the end of 2012 was due to the extension of FHLB borrowings from the short to medium term to mitigate a rise in funding costs as rates rose.
Interest rates paid on NOW accounts, savings accounts and money market accounts are subject to change at any time and such deposits are available for immediate withdrawal. A review of rates paid on these deposit categories over the last several years indicated that the amount and timing of rate changes did not coincide with the amount and timing of rate changes on other deposits when the FRB adjusted its benchmark federal funds rate.

Management views NOW and savings accounts to be less sensitive to interest rates than money market accounts and these accounts are therefore characterized as stable long-term funding sensitive beyond five years. Management views money market accounts to be more volatile deposits and these accounts are therefore characterized as sensitive to changes in interest rates within the first year.
Other Market Risks
Included in the Company's investment portfolio at December 31, 2013 were marketable equity securities with a market value of $1.3 million. That amount includes net unrealized gains of $0.1 million. Movements in the market price of securities may affect the amount of gains or losses ultimately realized by the Company from the sale of its equity securities.
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

Item 8.    Financial Statements and Supplementary Data
The following financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial and Accounting Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer considered that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company's internal control over financial reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. In addition, the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm.
Management's Report on Internal Control Over Financial Reporting as of December 31, 2013 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders ("2014 Proxy Statement").
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to 2014 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to 2014 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to 2014 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to 2014 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements
All financial statements are included in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules
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

Exhibit	Description
10.9+
Employment Agreement, dated as of April 11, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed on April 15, 2011)

10.10+
Retirement Agreement, dated as of December 23, 2010, by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed on December 27, 2010)

10.11+
Employment Letter Agreement, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Mark J. Meiklejohn (incorporated by reference to Exhibit 10.3 of Pre-effective Amendment No. 2 of the Registration Statement on Form S-4 filed by the Company on July 25, 2011 (Registration Number 333-174731))

10.12+
Change in Control Agreement, dated as of January 1, 2010, by and between M. Robert Rose and Brookline Bank (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company's Annual Report on Form 10-K filed on June 2, 2011)

10.13+
Change in Control Agreement, dated as of September 26, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Julie A. Gerschick (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 27, 2011)

10.14+
Release, Consulting and Non-Competition Agreement, dated as of April 19, 2011, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.1 of Bancorp Rhode Island, Inc.'s Current Report on Form 8-K dated April 22, 2011)

10.15+
Amendment to Release, Consulting and Non-Competition Agreement, dated as of January 1, 2012, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 3, 2012)

10.16+
Resignation Agreement dated December 6, 2013 by and among Julie A. Gerschick, Brookline Bancorp, Inc., Brookline Bank, Fist Ipswich Bank, and Bank Rhode Island (incorporated by reference to Exhibit 10.1 of the Company's Current report on Form 8-K filed on December 6, 2013)

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
101***
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 were formatted in xBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

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

Date: March 3, 2014	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ THOMAS J. MESHAKO
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Thomas J. Meshako, Chief Accounting Officer (Principal Financial Officer)
	Date: March 3, 2014		Date: March 3, 2014

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: March 3, 2014		Date: March 3, 2014

By:	/s/ DAVID C. CHAPIN	By:	/s/ CHARLES H. PECK
	David C. Chapin, Director		Charles H. Peck, Director
	Date: March 3, 2014		Date: March 3, 2014

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: March 3, 2014		Date: March 3, 2014

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: March 3, 2014		Date: March 3, 2014

By:	/s/ JOHN L. HALL, II	By:	/s/ ROSAMOND B. VAULE
	John L. Hall, II, Director		Rosamond B. Vaule, Director
	Date: March 3, 2014		Date: March 3, 2014

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ PETER O. WILDE
	Thomas J. Hollister, Director		Peter O. Wilde, Director
	Date: March 3, 2014		Date: March 3, 2014

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.
Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ THOMAS J. MESHAKO
Paul A. Perrault	Thomas J. Meshako
Chief Executive Officer (Principal Executive Officer)	Chief Accounting Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited Brookline Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
March 3, 2014

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2013	2012
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$37,148	$78,441
Short-term investments	55,357	38,656
Total cash and cash equivalents	92,505	117,097
Investment securities available-for-sale	492,428	481,323
Investment securities held-to-maturity (fair value of $500 and $502, respectively)	500	500
Total investment securities	492,928	481,823
Loans held-for-sale	13,372	3,233
Loans and leases:
Commercial real estate loans	2,203,623	2,005,963
Commercial loans and leases	965,610	847,455
Indirect automobile loans	400,531	542,344
Consumer loans	792,701	779,950
Total loans and leases	4,362,465	4,175,712
Allowance for loan and lease losses	(48,473)	(41,152)
Net loans and leases	4,313,992	4,134,560
Restricted equity securities	66,559	68,661
Premises and equipment, net of accumulated depreciation and amortization of $44,420 and $38,985, respectively	80,505	70,791
Deferred tax asset	31,710	27,197
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $22,895 and $18,272, respectively	16,887	21,510
Other real estate owned and repossessed assets, net	1,578	1,491
Other assets	77,180	83,281
Total assets	$5,325,106	$5,147,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$707,023	$623,274
Interest-bearing deposits:
NOW accounts	210,602	212,858
Savings accounts	494,734	515,367
Money market accounts	1,487,979	1,253,819
Certificate of deposit accounts	934,668	1,010,941
Total interest-bearing deposits	3,127,983	2,992,985
Total deposits	3,835,006	3,616,259
Borrowed funds:
Advances from the FHLBB	768,773	790,865
Other borrowed funds	43,782	63,104
Total borrowed funds	812,555	853,969
Mortgagors' escrow accounts	7,889	6,946
Accrued expenses and other liabilities	51,485	54,551
Total liabilities	4,706,935	4,531,725

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares and 75,749,825 shares issued, respectively	757	757
Additional paid-in capital	617,538	618,426
Retained earnings, partially restricted	64,903	53,358
Accumulated other comprehensive (loss) income	(7,915)	3,483
Treasury stock, at cost; 5,171,985 shares and 5,373,733 shares, respectively	(59,826)	(62,107)
Unallocated common stock held by ESOP; 291,666 shares and 333,918 shares, respectively	(1,590)	(1,820)
Total Brookline Bancorp, Inc. stockholders' equity	613,867	612,097
Noncontrolling interest in subsidiary	4,304	3,712
Total stockholders' equity	618,171	615,809
Total liabilities and stockholders' equity	$5,325,106	$5,147,534

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$197,098	$203,711	$133,938
Debt securities	7,963	8,551	6,297
Marketable and restricted equity securities	1,212	730	195
Short-term investments	111	208	105
Total interest and dividend income	206,384	213,200	140,535
Interest expense:
Deposits	18,773	21,432	19,757
Borrowed funds	11,393	14,400	10,579
Total interest expense	30,166	35,832	30,336
Net interest income	176,218	177,368	110,199
Provision for credit losses	10,929	15,888	3,631
Net interest income after provision for credit losses	165,289	161,480	106,568
Non-interest income:
Fees, charges and other income	15,240	16,475	5,653
Loss from investments in affordable housing projects	(1,812)	(694)	(671)
Gain on sales of securities	397	926	80
Gain on sales of loans and leases	—	1,898	—
Total non-interest income	13,825	18,605	5,062
Non-interest expense:
Compensation and employee benefits	65,261	58,830	30,789
Occupancy	12,616	10,611	6,138
Equipment and data processing	16,899	14,540	9,144
Professional services	5,695	12,475	5,375
FDIC insurance	3,102	4,212	1,746
Advertising and marketing	3,003	2,984	1,376
Amortization of identified intangible assets	4,623	5,622	1,570
Other	11,261	11,101	6,787
Total non-interest expense	122,460	120,375	62,925
Income before provision for income taxes	56,654	59,710	48,705
Provision for income taxes	19,481	21,341	19,886
Net income before noncontrolling interest in subsidiary	37,173	38,369	28,819
Less net income attributable to noncontrolling interest in subsidiary	1,787	1,227	1,219
Net income attributable to Brookline Bancorp, Inc.	$35,386	$37,142	$27,600
Earnings per common share:
Basic	$0.51	$0.53	$0.47
Diluted	0.51	0.53	0.47
Weighted average common shares outstanding during the year:
Basic	69,808,164	69,702,417	58,633,627
Diluted	69,883,924	69,746,256	58,636,431
Dividends declared per common share	$0.34	$0.34	$0.34

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$37,173	$38,369	$28,819

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains excluding non-credit gain on impairment of securities	(18,710)	3,396	(488)
Non-credit gain on impairment of securities	—	34	11
Income tax benefit (expense)	7,275	(1,308)	177
Net unrealized securities holding (losses) gains before reclassification adjustments	(11,435)	2,122	(300)
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	397	926	80
Income tax expense	(142)	(328)	(29)
Net reclassification adjustments for securities gains included in net income	255	598	51
Net unrealized securities holding (losses) gains	(11,690)	1,524	(351)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	468	(10)	(57)
Income tax (expense) benefit	(176)	6	23
Net adjustment of accumulated obligation for postretirement benefits	292	(4)	(34)

Net other comprehensive (loss) income	(11,398)	1,520	(385)

Comprehensive income	25,775	39,889	28,434
Net income attributable to noncontrolling interest in subsidiary	1,787	1,227	1,219
Comprehensive income attributable to Brookline Bancorp, Inc.	$23,988	$38,662	$27,215
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809
Net income attributable to Brookline Bancorp, Inc.	—	—	35,386	—	—	—	35,386	—	35,386
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,787	1,787
Other comprehensive loss	—	—	—	(11,398)	—	—	(11,398)	—	(11,398)
Common stock dividends of $0.34 per share	—	—	(23,841)	—	—	—	(23,841)	—	(23,841)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,195)	(1,195)
Compensation under recognition and retention plan	—	1,393	—	—	—	—	1,393	—	1,393
Common stock held by ESOP committed to be released (42,252 shares)	—	(2,281)	—	—	2,281	230	230	—	230
Balance at December 31, 2013	$757	$617,538	$64,903	$(7,915)	$(59,826)	$(1,590)	$613,867	$4,304	$618,171

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002
Net income attributable to Brookline Bancorp, Inc.	—	—	37,142	—	—	—	37,142	—	37,142
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,227	1,227
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(915)	(915)
Issuance of shares of common stock (10,997,840 shares)	113	92,709	—	—	—	—	92,822	—	92,822
Other comprehensive income	—	—	—	1,520	—	—	1,520	—	1,520
Common stock dividends of $0.34 per share	—	—	(23,777)	—	—	—	(23,777)	—	(23,777)
Compensation under recognition and retention plans	—	546	—	—	—	—	546	—	546
Common stock held by ESOP committed to be released (44,292 shares)	—	—	—	—	—	242	242	—	242
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2010	$644	$524,515	$32,357	$2,348	$(62,107)	$(2,314)	$495,443	$2,505	$497,948
Net income attributable to Brookline Bancorp, Inc.	—	—	27,600	—	—	—	27,600	—	27,600
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,219	1,219
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(585)	(585)
Issuance of units of ownership to minority owners of subsidiary	—	—	—	—	—	—	—	102	102
Minority owners' interest in deferred tax asset related to subsidiary	—	—	—	—	—	—	—	159	159
Other comprehensive loss	—	—	—	(385)	—	—	(385)	—	(385)
Common stock dividends of $0.34 per share	—	—	(19,964)	—	—	—	(19,964)	—	(19,964)
Expense of stock options granted	—	47	—	—	—	—	47	—	47
Income tax benefit from vesting of recognition and retention plan shares and dividend distributions on allocated ESOP shares	—	79	—	—	—	—	79	—	79
Compensation under recognition and retention plans	—	364	—	—	—	—	364	—	364
Common stock held by ESOP committed to be released (46,207 shares)	—	166	—	—	—	252	418	—	418
Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$35,386	$37,142	$27,600
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,787	1,227	1,219
Provision for credit losses	10,929	15,888	3,631
Origination of loans and leases to be sold	(52,485)	(101,286)	(46,555)
Proceeds from loans and leases sold	56,389	104,029	41,687
Proceeds from sales of other real estate owned and other repossessed assets	11,857	1,572	1,711
Deferred income tax expense	2,444	663	784
Depreciation of premises and equipment	6,291	3,733	2,061
Amortization of securities premiums and discounts, net	3,200	4,486	2,344
Amortization of deferred loan and lease origination costs, net	7,749	10,121	9,775
Amortization of identified intangible assets	4,623	5,622	1,570
(Accretion) amortization of acquisition fair value adjustments, net	(6,193)	(12,121)	658
Gain on sale of loans and leases held-for-sale	(671)	(718)	(392)
Gain on sale of loans and leases	—	(1,898)	—
Gain on sale of securities	(397)	(926)	(80)
Gain on sale of other real estate owned and repossessed assets	(2)	(194)	—
Write-down of other real estate owned and repossessed assets	263	73	869
Compensation under recognition and retention plans	1,393	546	364
Expense of restricted stock plans, net of income tax	584	625	126
Loss from investments in affordable housing projects	1,812	694	671
ESOP shares committed to be released	230	242	418
Net change in:
Cash surrender value of bank-owned life insurance	(1,093)	(1,165)	—
Other assets	5,398	(11,621)	(4,097)
Accrued expenses and other liabilities	(3,434)	2,577	1,869
Net cash provided from operating activities	86,060	59,311	46,233
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	1,210	166,201	124
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	137,275	207,512	145,374
Purchases of securities available-for-sale	(171,231)	(326,104)	(45,361)
Proceeds from principal repayments of securities held-to-maturity	2,107	—	—
Purchase of restricted-equity and other securities	(5)	(15,505)	—
Proceeds from sales of loans and leases	—	21,904	—
Net increase in loans and leases	(220,021)	(352,893)	(273,394)
Acquisitions, net of cash and cash equivalents acquired	—	(89,258)	5,792
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	—	112,983	(112,983)
Purchase of premises and equipment	(16,443)	(23,664)	(19,910)

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Sale of premises and equipment	260	—	—
Proceeds from redemption of restricted securities (FHLBB stock)	—	2,003	—
Net cash used in investing activities	(266,848)	(296,821)	(300,358)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	$295,020	$312,644	$273,693
Decrease in certificates of deposit	(76,620)	(80,879)	(44,734)
Proceeds from FHLBB advances	2,363,200	3,007,883	3,973,549
Repayment of FHLBB advances	(2,381,917)	(2,992,101)	(3,865,689)
Proceeds from payment of federal funds purchased	—	—	(13,000)
Repayment of subordinated debt	(3,000)	—	(13,000)
(Decrease) increase in other borrowed funds	(16,394)	25,023	4,018
Increase in mortgagors' escrow accounts	943	433	123
Payment of dividends on common stock	(23,841)	(23,777)	(19,964)
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,195)	(915)	(585)
Proceeds from issuance of additional ownership interest in subsidiary	—	—	102
Net cash provided from financing activities	156,196	248,311	294,513
Net (decrease) increase in cash and cash equivalents	(24,592)	10,801	40,388
Cash and cash equivalents at beginning of year	117,097	106,296	65,908
Cash and cash equivalents at end of year	$92,505	$117,097	$106,296

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$34,303	$40,682	$32,029
Income taxes	19,137	20,570	20,607
Non-cash investing activities:
Transfer from loans to loan held-for-sale	$13,372	$—	$—
Transfer from loans to other real estate owned	12,205	386	2,536
Acquisition of Bancorp Rhode Island:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$1,571,817	$—
Fair value of liabilities assumed	—	1,481,535	—
Acquisition of First Ipswich Bancorp:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$—	$246,186
Fair value of liabilities assumed	—	—	251,978

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 23 full-service banking offices in Brookline, Massachusetts, and the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation ("Macrolease"), Acorn Insurance Agency and BRI Realty Corp., operates 18 full-service banking offices in Providence County, Kent County and Washington County, Rhode Island. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp., First Ipswich Insurance Agency and FNBI Realty, operates 6 full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.
The Company's activities include acceptance of commercial business, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small- and mid-sized businesses, origination of indirect automobile loans, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, and Macrolease, which is based in Plainview, New York.
The Company and the Banks are subject to competition from other financial and non-financial institutions and are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
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
In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans, the review of goodwill and intangibles for impairment and the review of deferred tax assets for valuation allowance.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year's presentation. These reclassifications did not change stockholders' equity or net income reported.
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
Investment Securities Available-for-Sale and Held-to-Maturity
Securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. As of December 31, 2013 and 2012, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Management evaluates securities for other-than-temporary impairment ("OTTI") on a periodic basis. Factors considered in determining whether an impairment is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired security, (2) it is more likely than not that the Company will be required to sell the security before its amortized costs or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Restricted Securities
The Company owns investments in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased at par and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. At December 31, 2013, no impairment has been recognized.
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
Loans Held-for-Sale
Management identifies and designates certain newly originated loans for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are included in the determination of the gain or loss on sale.
Acquired Loans
Acquired loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
Nonperforming Loans
Nonaccrual Loans
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are applied to principal. Loans are returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent and its payment is expected solely based on the underlying collateral. For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Company will either obtain a new appraisal or use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral.
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
Allowance for Loan and Lease Losses
Additions to the allowance for loan and lease losses are made by charges to the provision for credit losses. Losses on loans and leases are charged off against the allowance when all or a portion of a loan or lease is considered uncollectible. Subsequent recoveries on loans previously charged off, if any, are credited to the allowance when realized
The allowance for loan and lease losses consists of general, specific and unallocated reserves and reflects management's estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan category, including commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans; with each of these categories further segregated into classes. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.
The process to determine the allowance for loan and lease losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolio categories and the effect of relevant internal and external factors. The

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

reasonableness of prior judgments is evaluated on a quarterly basis by comparison of estimated loan and lease losses to loan and lease losses actually incurred. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to change the allowance based on their judgments of information available to them at the time of their examination.
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
Specific Allowance
Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected further cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as deemed necessary.
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
Costs related to internal-use software development projects that provide significant new functionality are capitalized. Internal-use software is software acquired or modified solely to meet the Company's needs and for which there is no plan to market the software externally. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the remaining estimated life of the software. Computer software and development costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Bank-Owned Life Insurance
The Company acquired bank-owned life insurance ("BOLI") plans as part of its acquisitions of First Ipswich and BankRI. BOLI represents life insurance on the lives of certain current and former employees who have provided positive consent allowing their employer to be the beneficiary of such policies. BankRI and First Ipswich are the beneficiaries of their respective policies. BankRI and First Ipswich utilize BOLI as tax-efficient financing for their benefit obligations to their employees, including their retirement obligations and Supplemental Executive Retirement Plans ("SERPs").
Since BankRI and First Ipswich are the primary beneficiaries of their respective insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually and BOLI with any individual carrier is limited to 10% of capital.
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization. Identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. Pursuant to FASB Accounting Standards Update ("ASU") 2011-8, adopted in January 2012, if the Company concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.
Other Real Estate Owned and Repossessed Assets
OREO consists of property acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral. OREO and repossessed assets which consist of vehicles and equipment, if any, are recorded initially at estimated fair value less costs to sell, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed or repossessed asset is charged to the allowance for loan and lease losses. Such evaluations are based on an analysis of individual properties/assets as well as a general assessment of current real estate market conditions. Subsequent declines in the fair value of the foreclosed or repossessed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed or repossessed assets is included in other non-interest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed and repossessed assets are included in other non-interest expense. Certain costs used to improve such properties are capitalized. Gains and losses from the sale of OREO and repossessed vehicles and equipment are reflected in non-interest expense when realized. Together with nonperforming loans, OREO and repossessed assets comprise nonperforming assets.
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
Interest rate swaps designated as economic hedges are recorded at fair value within other assets or liabilities. Changes in the fair value of these derivatives are recorded directly through earnings at each reporting period.

Transfer of Financial Assets

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1)the assets have been isolated from the Company, (2)the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3)the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Earnings per Common Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of unearned ESOP shares and unvested restricted stock. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method, the results of which are not materially different from those calculated using the “two-class” method.
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
Tax credits generated from the refurbishment of the corporate headquarters and investments in affordable housing projects are reflected in earnings when realized for federal income tax purposes.
Treasury Stock
Shares repurchased under the Company's share repurchase programs were purchased in open-market transactions and are held as treasury stock. Treasury stock also consists of common stock withheld to satisfy federal, state and local income tax withholding requirements for vested employee restricted stock awards. All treasury stock is held at cost.
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2013, 2012 and 2011. Therefore, the Company has determined there to be a single segment.
Recent Accounting Pronouncements
In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of offsetting disclosure requirements in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU No. 2011-11. Effective January 1, 2013, companies are required to disclose (a) gross amounts of recognized assets and liabilities; (b) gross amounts offset in the statement of financial position; (c) net amounts of assets and liabilities presented in the statement of financial position; (d) gross amount subject to enforceable master netting agreement not offset in the statements of financial position; and (e) net amounts after deducting (d) from (c). The disclosure should be presented in tabular format (unless another format is more appropriate) separately for assets and liabilities. The intent of the new disclosure is to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. As required, the Company added relevant disclosure in Note 16, “Derivatives and Hedging Activities.”
In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU states that the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments do, however, require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income under U.S. GAAP, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. In response to this ASU, the Company added a new footnote to disclose the amounts reclassified out of accumulated other comprehensive income and the effects on the line items of net income. See Note 15, “Comprehensive Income.”
In July 2013, FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends ASC 815 to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. This ASU also eliminates the provision from ASC 815-20-25-6 that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. This ASU is effective prospectively for qualifying new hedging relationship entered into on or after July 17, 2013, and for hedging relationship redesignated on or after that day. As of December 31, 2013, the Company did not have any fair value and cash flow hedges. The adoption of ASU No. 2013-10 did not have a material impact on the Company’s financial statements.
In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of unrecognized tax benefits (“UTBs”) when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset (“DTA”) for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: (a) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (b) the entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This amendment does not affect the amounts public entities disclose in the tabular reconciliation of the total amounts of UTBs because the tabular reconciliation presents the gross amount of UTBs. This ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. As of December 31, 2013, the Company did not have a UTB. The Company will assess the applicability of this ASU after it become effective and as such has not determined the impact, if any, of this ASU.
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Low-Income Housing Tax Credit (“LIHTC”) program. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities. Currently, investments in low-income housing are accounted for either by the effective yield, equity or cost method. This ASU allows for reporting entities to make a policy election on how to account for their investments. This ASU is applied retrospectively effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has not chosen to early adopt ASU No. 2014-01 and will assess the applicability of this ASU after it become effective and as such has not determined the impact, if any, of this ASU.
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors. This ASU provides clarification on when an in substance repossession or foreclosure occurs resulting in the creditor derecognizing the loan and recognizing the collateral. Currently, there is no definition of in substance a repossession or foreclosure and physical possession in the accounting literature. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has not chosen to early adopt ASU

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

No. 2014-04 and will assess the applicability of this ASU after it become effective and as such has not determined the impact, if any, of this ASU.
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
Total consideration paid in the acquisition was $205.8 million, which consisted of approximately 11 million shares of stock with a par value of approximately $0.1 million and a fair value of $92.8 million and $113.0 million in cash. Stock consideration was paid at the rate of 4.686 shares of Brookline Bancorp common stock per share of Bancorp Rhode Island, Inc. common stock. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the BankRI Acquisition Date.
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
Total consideration paid in the First Ipswich acquisition consisted of $19.7 million in cash. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the First Ipswich Acquisition Date and the fair value of the assets acquired and liabilities assumed in the First Ipswich acquisition totaled $271.6 million and $252.0 million, respectively. No expenses related to the acquisition of First Ipswich were recorded in the years ended December 31, 2013 and December 31, 2012. Expenses relating to the acquisition of First Ipswich totaling $0.2 million were recorded in professional services expense in the year ended December 31, 2011.
(3) Cash and Short-Term Investments
Banks are required to maintain average reserve balances in a non-interest-bearing account with the Federal Reserve Bank based upon a percentage of certain of the Banks' deposits. As of December 31, 2013 and 2012, the average amount required to be held was $5.3 million and $3.7 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $54.2 million and $41.7 million, respectively, at December 31, 2013 and 2012.
Short-term investments are summarized as follows:

	At December 31,
	2013	2012
	(In Thousands)
Money market funds	$10	$20
Federal funds sold	55,347	38,636
	$55,357	$38,656
Short-term investments are stated at cost which approximates market value. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with maturities of 90 days or less.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(4) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$12,138	$42	$—	$12,180
GSE CMOs	254,331	86	10,773	243,644
GSE MBSs	202,478	1,852	4,929	199,401
Private-label CMOs	3,258	115	18	3,355
SBA commercial loan asset-backed securities	245	—	2	243
Auction-rate municipal obligations	1,900	—	125	1,775
Municipal obligations	1,068	18	—	1,086
Corporate debt obligations	27,751	506	33	28,224
Trust preferred securities	1,461	—	251	1,210
Total debt securities	504,630	2,619	16,131	491,118
Marketable equity securities	1,259	61	10	1,310
Total investment securities available-for-sale	$505,889	$2,680	$16,141	$492,428

Investment securities held-to-maturity	$500	$—	$—	$500

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$69,504	$305	$—	$69,809
GSE CMOs	215,670	1,386	55	217,001
GSE MBSs	165,996	3,704	52	169,648
Private-label CMOs	6,719	147	—	6,866
SBA commercial loan asset-backed securities	383	—	2	381
Auction-rate municipal obligations	2,100	—	124	1,976
Municipal obligations	1,058	43	—	1,101
Corporate debt obligations	10,481	204	—	10,685
Trust preferred securities and pools	2,786	136	403	2,519
Total debt securities	474,697	5,925	636	479,986
Marketable equity securities	1,249	88	—	1,337
Total investment securities available-for-sale	$475,946	$6,013	$636	$481,323

Investment securities held-to-maturity	$500	$2	$—	$502
At December 31, 2013, the fair value of all securities available-for-sale was $492.4 million and carried a total of $13.5 million of net unrealized losses, compared to a fair value of $481.3 million and a net unrealized gain of $5.4 million at December 31, 2012. Of the $492.4 million in securities available-for-sale at December 31, 2013, $383.3 million, or 77.8%, of the portfolio, had gross unrealized losses of $16.1 million. This compares to $47.6 million, or 9.9%, of the portfolio with gross

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

unrealized losses of $0.6 million at December 31, 2012. The shift from an unrealized gain position to an unrealized loss position in 2013 was primarily driven by rising interest rates.
Investment Securities as Collateral
At December 31, 2013 and 2012, respectively, $402.5 million and $309.7 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB and FRB discount window borrowings. The Banks did not have any outstanding FRB borrowings at December 31, 2013 and 2012.
Other-Than-Temporary Impairment ("OTTI")
Investment securities at December 31, 2013 and 2012 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$221,317	$9,861	$16,257	$912	$237,574	$10,773
GSE MBSs	121,836	3,746	13,516	1,183	135,352	4,929
Private-label CMOs	639	18	—	—	639	18
SBA commercial loan asset- backed securities	32	—	192	2	224	2
Auction-rate municipal obligations	—	—	1,775	125	1,775	125
Corporate debt obligations	5,988	33	—	—	5,988	33
Trust preferred securities	—	—	1,210	251	1,210	251
Temporarily impaired debt securities	349,812	13,658	32,950	2,473	382,762	16,131
Marketable equity securities	501	10	—	—	501	10
Total temporarily impaired securities	$350,313	$13,668	$32,950	$2,473	$383,263	$16,141

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$23,910	$55	$—	$—	$23,910	$55
GSE MBSs	19,186	47	235	5	19,421	52
Private-label CMOs	25	—	—	—	25	—
SBA commercial loan asset- backed securities	310	2	—	—	310	2
Auction-rate municipal obligations	—	—	1,976	124	1,976	124
Trust preferred securities and pools	—	—	1,931	403	1,931	403
Temporarily impaired debt securities	43,431	104	4,142	532	47,573	636
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$43,431	$104	$4,142	$532	$47,573	$636
The Company performs regular analysis on the available-for-sale securities portfolio to determine whether a decline in fair value indicates that an investment is OTTI. In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost; projected future cash flows; credit subordination and the creditworthiness; capital adequacy and near-term prospects of the issuers.
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
Debt Securities
The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2013, prior to the recovery of their amortized cost basis. The Company's ability and intent to hold these securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2013, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $18.9 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $10.0 million at December 31, 2012.
At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million and a net unrealized gain of $42.0 thousand. At December 31, 2012, the Company held GSE debentures with a total fair value of $69.8 million and a net unrealized gain of $0.3 million. At December 31, 2013, none of the five securities in this portfolio were in unrealized loss positions. At December 31, 2012, none of the twenty-eight securities in this portfolio were in unrealized loss positions. All

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

securities are performing and backed by the implicit(FHLB/FNMA/FHLMC) or explicit(GNMA/SBA) guarantee of the U.S Government.
At December 31, 2013, the Company held SBA securities with a total fair value of $0.2 million and a net unrealized loss of $2.0 thousand. At December 31, 2012, the Company held SBA securities with a total fair value of $0.4 million and a net unrealized loss of less than $2.0 thousand. At December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. At December 31, 2012, eight of the eleven securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
As of December 31, 2013, the Company held GSE mortgage-related securities with a total fair value of $443.0 million and a net unrealized loss of $13.8 million. This compares to a total fair value of $386.6 million and a net unrealized gain of $5.0 million at December 31, 2012. At December 31, 2013, 86 of the 232 securities in this portfolio were in unrealized loss positions. At December 31, 2012, 32 of the 224 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit(FHLB/FNMA/FHLMC) or explicit(GNMA) guarantee of the U.S Government. During the years ended December 31, 2013 and 2012, the Company purchased a total of $149.5 million and $326.1 million, respectively, in GSE CMOs and GSE MBSs to reinvest cash from matured securities.
Private-Label CMOs
At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At December 31, 2012, the Company held private-issuer CMO-related securities with a total fair value of $6.9 million and a net unrealized gain of $0.1 million. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions. At December 31, 2012, one of the eleven securities in this portfolio were in unrealized loss positions. All securities are performing and while one security was downgraded in 2013, the security is in an unrealized gain position and the underlying credit metrics have not deteriorated in 2013.
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
Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at December 31, 2013 was $1.8 million, with a corresponding net unrealized loss of $0.1 million. This compares to $2.0 million with a corresponding net unrealized loss of $0.1 million at December 31, 2012. At December 31, 2013, all of the remaining securities in this portfolio were in unrealized loss positions. At December 31, 2012, all three of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
The Company owns municipal obligations with an estimated fair value of $1.1 million which approximates amortized cost at December 31, 2013. This compares to a total fair value of $1.1 million which also approximates amortized cost at December 31, 2012. At both December 31, 2013 and 2012, none of the two securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Corporate Obligations
From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million as of December 31, 2013. This compares to eight corporate obligation securities with a total fair value of $10.7 million and total net unrealized gains of $0.2 million at December 31, 2012. At both December 31, 2013 and 2012, all but one of the securities are investment grade and this security is currently in an unrealized gain position. At December 31, 2013, two of the eleven securities in this portfolio are in unrealized loss positions. At

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

December 31, 2012, none of the eight securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. During the year ended December 31, 2013, the Company purchased $21.7 million in corporate obligations. The Company did not purchase any corporate obligations in the same period in 2012.
Trust Preferred Securities and PreTSLs
Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as trust preferred pools (“PreTSLs”). When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2013, the Company owned two trust preferred securities and no PreTSL pools with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million. This compares to three trust preferred securities and two PreTSL pools with a total fair value of $2.5 million and a total net unrealized loss of $0.3 million at December 31, 2012. At December 31, 2013, all of the securities in this portfolio were in unrealized loss positions, which represents 17.2% of the amortized cost of the securities. At December 31, 2012, three of the five securities in the Company’s portfolio were in unrealized loss positions, which represents 14.5% of the amortized cost of the securities.

During the year ended December 31, 2013, the Company sold two PreTSL pooled securities for a net gain of $0.4 million. At the time of sale, the proposed "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act, restricted banks from owning PreTSL pooled securities. The Company had the ability and intent to hold both securities to maturity prior to the new proposed regulations based on the amortized cost of the securities held at that time versus market indications. The Company identified that these securities were subject to the "Volcker Rule” and decided to sell the securities while a market existed. After regulatory review in January 2014, the "Volcker Rule" was revised and banks of less than $10 billion in size were grandfathered to hold these securities in their portfolios.
Marketable Equity Securities
At both December 31, 2013 and 2012, the Company owned marketable equity securities with a fair value of $1.3 million, including net unrealized gains of $0.1 million. At December 31, 2013, one of the four securities in this portfolio was in an unrealized loss position, which represents 0.8% of the amortized cost of the securities. At December 31, 2012, none of the four securities in this portfolio were in an unrealized loss position.
Securities Held-to-Maturity
The Company purchased $0.5 million of State of Israel bonds in 2011 with a carrying value of $0.5 million and a fair value of $0.5 million. This security matures in March, 2014 and carries an interest rate payable of LIBOR plus 0.125%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Portfolio Maturities
The maturities of the investments in debt securities available-for-sale at the dates indicated are as follows:

	At December 31,
	2013			2012
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$13,012	$13,062	0.82%	$59,396	$59,736	1.20%
After 1 year through 5 years	40,204	41,187	2.90%	25,249	25,579	1.61%
After 5 years through 10 years	66,447	67,075	2.23%	50,283	52,557	3.29%
Over 10 years	384,967	369,794	1.90%	339,769	342,114	1.93%
	$504,630	$491,118	2.00%	$474,697	$479,986	1.97%
Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At December 31, 2013, there were no remaining callable GSE securities in the investment portfolio. At December 31, 2013, issuers of other debt securities with an estimated fair value of approximately $3.7 million had the right to call or prepay the obligations, the scheduled maturities of which were $0.7 million less than one year, and $3.0 million after ten years. At December 31, 2012, issuers of all debt securities with an estimated fair value of approximately $8.9 million had the right to call or prepay the obligations, the scheduled maturities of which were $4.8 million after one year through five years, $0.2 million after five years through ten years, and $3.9 million after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.
Security Sales
Sales of investment securities are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Sales of debt securities	$1,210	$166,201	$—
Sales of marketable equity securities	—	—	124
Gross gains from sales	626	1,093	80
Gross losses from sales	229	167	—
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31,
	2013	2012
	(In Thousands)
FHLBB stock	$50,081	$52,188
Federal Reserve Bank of Boston stock	16,003	15,998
Other restricted equity securities	475	475
	$66,559	$68,661
At December 31, 2013 and 2012, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB was classified as "adequately capitalized" by its regulator at December 31, 2013, effected the repurchase of $300 million of capital stock during 2013 and paid a stable modest dividend of 38bps during 2013. At December 31, 2013, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The FHLBB has announced its intent to declare modest dividends throughout 2014, but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB's private-label MBSs or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could again be suspended.
The Company increased its investment in the stock of the Federal Reserve Bank of Boston in 2012, consistent with the conversion of Brookline Bank and BankRI to state-chartered banks supervised by the Federal Reserve Bank of Boston. At December 31, 2013 and 2012, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.
(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2013
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,111,750	4.34%	$350,235	4.42%	$1,461,985	4.36%
Multi-family mortgage	554,555	4.19%	73,378	4.63%	627,933	4.24%
Construction	102,927	3.81%	10,778	4.37%	113,705	3.87%
Total commercial real estate loans	1,769,232	4.26%	434,391	4.46%	2,203,623	4.30%
Commercial loans and leases:
Commercial	297,684	3.68%	110,108	4.54%	407,792	3.91%
Equipment financing	485,330	7.14%	27,694	6.60%	513,024	7.11%
Condominium association	44,794	4.74%	—	—	44,794	4.74%
Total commercial loans and leases	827,808	5.77%	137,802	4.95%	965,610	5.65%
Indirect automobile loans	400,531	4.98%	—	—	400,531	4.98%
Consumer loans:
Residential mortgage	411,554	3.65%	116,631	3.93%	528,185	3.71%
Home equity	132,396	3.39%	125,065	3.88%	257,461	3.63%
Other consumer	5,532	5.98%	1,523	14.89%	7,055	7.90%
Total consumer loans	549,482	3.61%	243,219	3.98%	792,701	3.72%
Total loans and leases	$3,547,053	4.59%	$815,412	4.38%	$4,362,465	4.55%

	At December 31, 2012
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$871,552	4.62%	$429,681	4.69%	$1,301,233	4.64%
Multi-family mortgage	506,017	4.50%	100,516	4.99%	606,533	4.58%
Construction	80,913	4.20%	17,284	4.73%	98,197	4.29%
Total commercial real estate loans	1,458,482	4.56%	547,481	4.75%	2,005,963	4.61%
Commercial loans and leases:
Commercial	230,892	3.89%	151,385	4.72%	382,277	4.22%
Equipment financing	366,297	7.69%	54,694	6.91%	420,991	7.59%
Condominium association	44,187	5.02%	—	—	44,187	5.02%
Total commercial loans and leases	641,376	6.14%	206,079	5.30%	847,455	5.93%
Indirect automobile loans	542,344	5.31%	—	—	542,344	5.31%
Consumer loans:
Residential mortgage	368,095	3.87%	143,014	4.18%	511,109	3.93%
Home equity	99,683	3.45%	161,879	4.07%	261,562	3.83%
Other consumer	6,122	5.35%	1,157	12.97%	7,279	6.56%
Total consumer loans	473,900	3.78%	306,050	4.15%	779,950	3.92%
Total loans and leases	$3,116,102	4.89%	$1,059,610	4.67%	$4,175,712	4.83%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The Company's lending is primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 38.2% of which is in the greater New York/New Jersey metropolitan area and 61.8% of which is in other areas in the United States of America.
For the year ended December 31, 2012, the Company sold $19.6 million of loans and leases, which resulted in a $1.9 million gain on sale recorded in non-interest income.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$57,812	$(1,369)	$—
Acquisitions	—	81,503	(2,504)
Reclassification from nonaccretable difference for loans with improved cash flows	8,477	1,550	—
Accretion	(20,500)	(23,872)	1,135
Balance at end of year	$45,789	$57,812	$(1,369)
Subsequent to acquisition, on a quarterly basis, Management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management then compares this reforecast to the original estimates to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the years ended December 31, 2013 and 2012, accretable yield adjustments totaling $8.5 million and $1.6 million, respectively were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools. No provision for loans losses were recorded in 2012; however, a provision of $0.9 million was recorded during the year ended December 31, 2013 as a result of our reforecasts primarily due to decreases in expected cash flows.
The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $4.5 million and $13.0 million at December 31, 2013 and 2012, respectively.
Related Party Loans
The Banks' authority to extend credit to their respective directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks' capital. In addition, the extensions of credit to insiders must be approved by each Bank's Board of Directors.
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$4,083	$16,428	$16,399
Acquired loans	—	2,848	222
New loans granted during the year	365	314	288
Advances on lines of credit	1,370	109	—
Repayments	(1,035)	(15,281)	(481)
Loan no longer classified as an insider loan	—	(335)	—
Loans reclassified as insider loans	11,327	—	—
Balance at end of year	$16,110	$4,083	$16,428
Unfunded commitments on extensions of credit to insiders totaled $11.7 million and $6.9 million at December 31, 2013 and 2012, respectively.
Loans and Leases Pledged as Collateral
At December 31, 2013 and 2012, there were $1.2 billion and $1.5 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB and FRB discount window borrowings.
(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.0 million, $0.7 million and$0.8 million at December 31, 2013, 2012 and 2011, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2013, 2012 and 2011.
Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$2,563	$4,348	$3,109	$516	$75	$—	$3,079	$4,423	$3,109
Commercial	4,917	9,513	1,147	1,068	75	—	5,985	9,588	1,147
Indirect automobile	(167)	884	123	—	—	—	(167)	884	123
Consumer	286	1,534	(57)	1,190	—	—	1,476	1,534	(57)
Unallocated	302	(418)	(366)	—	—	—	302	(418)	(366)
Total provision for loan and lease losses	7,901	15,861	3,956	2,774	150	—	10,675	16,011	3,956
Unfunded credit commitments	254	(123)	(325)	—	—	—	254	(123)	(325)
Total provision for credit losses	$8,155	$15,738	$3,631	$2,774	$150	$—	$10,929	$15,888	$3,631
Allowance for Loan and Lease Losses Methodology
Management has established a methodology to determine the adequacy of the allowance for loan and lease losses that assesses the risks and losses inherent in the loan and lease portfolio. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following pools: (1) commercial real estate loans, (2) commercial loans and leases, (3) indirect automobile loans and (4) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans and leases are divided into three classes: commercial loans, equipment financing, and loans to condominium associations. The indirect automobile loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below. (Refer to Note 1, "Basis of Presentation," in the consolidated financial statements for more information on the Company's allowance of loan and lease losses methodology.)
General Allowance
The general allowance for loan and lease losses was $44.1 million at December 31, 2013, compared to $36.8 million at December 31, 2012. The general portion of the allowance for loan and lease losses increased by $7.3 million during the year

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

ended December 31, 2013, as a result of growth in the commercial real estate and equipment financing portfolios partially offset by the decrease in the indirect auto portfolios.
Specific Allowance
The specific allowance for loan and lease losses was $1.5 million at December 31, 2013, compared to $1.7 million at December 31, 2012. The specific allowance decreased by $0.2 million during the year ended December 31, 2013, largely as a result of a large commercial real estate loan payoff, offset by an increase in specific reserves on the equipment financing portfolio.
Unallocated Allowance
The unallocated allowance for loan and lease losses was $2.9 million at December 31, 2013, compared to $2.6 million at December 31, 2012. The unallocated portion of the allowance for loan and lease losses increased by $0.3 million during the year ended December 31, 2013, largely as a result of a change in the mix of the loan portfolio and loan growth.
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
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company's independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Audit Committee of the Board of Directors. For the indirect automobile portfolio, the Company primarily relies on payment status for monitoring credit risk while for residential mortgage and home equity portfolios loan-to-value ratios are used as the primary credit quality indicator.
The ratings categories used for assessing credit risk in the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:
1 -4 Rating—Pass
Loan rating grades "1" through "4" are classified as "Pass," which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in loss due to the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral.
5 Rating—Other Asset Especially Mentioned ("OAEM")
Borrowers exhibit potential credit weaknesses or downward trends deserving management's attention. If not checked or corrected, these trends will weaken the Company's asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.
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
December 31, 2013, 2012 and 2011

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
Credit Quality Information
The following tables present the recorded investment in total loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2013 by credit quality indicator.

	At December 31, 2013
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,099,108	$554,183	$102,927	$295,057	$479,811	$44,793	$5,528
OAEM	11,555	372	—	49	625	—	—
Substandard	1,087	—	—	1,078	4,817	1	4
Doubtful	—	—	—	1,500	77	—	—
Total originated	1,111,750	554,555	102,927	297,684	485,330	44,794	5,532

Acquired:
Loan rating:
Pass	332,145	69,310	10,090	96,779	27,535	—	1,509
OAEM	7,556	463	688	4,617	61	—	—
Substandard	8,645	3,605	—	8,518	98	—	14
Doubtful	1,889	—	—	194	—	—	—
Total acquired	350,235	73,378	10,778	110,108	27,694	—	1,523

Total loans by class	$1,461,985	$627,933	$113,705	$407,792	$513,024	$44,794	$7,055

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2013
	Indirect Automobile
	Dollars In Thousands	Percent
Originated:
Credit score:
Over 700	$332,140	82.9%
661-700	54,038	13.5%
660 and below	12,793	3.2%
Data not available	1,560	0.4%
	$400,531	100.0%

	At December 31, 2013
	Residential Mortgage		Home Equity
	Dollars In Thousands	Percent	Dollars In Thousands	Percent
Originated:
Loan-to-value ratio:
Less than 50%	$94,500	17.9%	$75,372	29.3%
50% - 69%	149,969	28.4%	31,504	12.2%
70% - 79%	139,960	26.5%	21,161	8.2%
80% and over	22,772	4.3%	3,240	1.3%
Data not available	4,353	0.8%	1,119	0.4%
Total originated	411,554	77.9%	132,396	51.4%

Acquired:
Loan-to-value ratio:
Less than 50%	$23,101	4.4%	$84,272	32.7%
50%—69%	39,298	7.4%	25,964	10.1%
70%—79%	31,932	6.0%	13,390	5.2%
80% and over	19,870	3.8%	1,208	0.5%
Data not available	2,430	0.5%	231	0.1%
Total acquired	116,631	22.1%	125,065	48.6%

Total loans	$528,185	100.0%	$257,461	100.0%
The following tables present the recorded investment in loans in each class (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2012 by credit quality indicator.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2012
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$863,901	$504,883	$80,913	$227,201	$359,064	$44,179	$6,093
OAEM	5,686	146	—	1,196	2,979	—	—
Substandard	1,965	988	—	502	4,213	8	29
Doubtful	—	—	—	1,993	41	—	—
Total originated	871,552	506,017	80,913	230,892	366,297	44,187	6,122

Acquired:
Loan rating:
Pass	409,725	93,058	17,186	140,589	54,175	—	1,157
OAEM	2,740	2,439	—	1,344	286	—	—
Substandard	17,216	5,019	98	8,635	233	—	—
Doubtful	—	—	—	817	—	—	—
Total acquired	429,681	100,516	17,284	151,385	54,694	—	1,157

Total loans by class	$1,301,233	$606,533	$98,197	$382,277	$420,991	$44,187	$7,279

	At December 31, 2012
	Indirect Automobile
	Dollars In Thousands	Percent
Originated:
Credit score:
Over 700	$454,056	83.7%
661-700	69,319	12.8%
660 and below	16,934	3.1%
Data not available	2,035	0.4%
	$542,344	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2012
	Residential Mortgage		Home Equity
	Dollars In Thousands	Percent	Dollars In Thousands	Percent
Originated:
Loan-to-value ratio:
Less than 50%	$86,659	17.0%	$50,398	19.3%
50%—69%	142,172	27.8%	25,284	9.7%
70%—79%	111,234	21.8%	16,523	6.3%
80% and over	27,858	5.4%	6,042	2.3%
Data not available	172	—%	1,436	0.5%
	368,095	72.0%	99,683	38.1%
Acquired:
Loan-to-value ratio:
Less than 50%	23,398	4.6%	28,401	10.9%
50%—69%	42,214	8.2%	39,385	15.1%
70%—79%	42,748	8.4%	33,044	12.6%
80% and over	31,614	6.2%	34,267	13.1%
Data not available	3,040	0.6%	26,782	10.2%
	143,014	28.0%	161,879	61.9%

Total loans	$511,109	100.0%	$261,562	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2013 and 2012.

	At December 31, 2013
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$4,896	$1,393	$169	$6,458	$1,105,292	$1,111,750	$—	$169
Multi-family mortgage	14,400	—	—	14,400	540,155	554,555	—	—
Construction	—	—	—	—	102,927	102,927	—	—
Total commercial real estate loans	19,296	1,393	169	20,858	1,748,374	1,769,232	—	169
Commercial loans and leases:
Commercial	2,288	75	842	3,205	294,479	297,684	—	1,551
Equipment financing	867	1,558	2,031	4,456	480,874	485,330	—	4,086
Condominium association	—	—	—	—	44,794	44,794	—	1
Total commercial loans and leases	3,155	1,633	2,873	7,661	820,147	827,808	—	5,638
Indirect automobile	5,407	857	229	6,493	394,038	400,531	10	259
Consumer loans:
Residential mortgage	201	—	415	616	410,938	411,554	—	1,713
Home equity	218	—	—	218	132,178	132,396	—	462
Other consumer	11	1	4	16	5,516	5,532	—	4
Total consumer loans	430	1	419	850	548,632	549,482	—	2,179
Total originated loans and leases	$28,288	$3,884	$3,690	$35,862	$3,511,191	$3,547,053	$10	$8,245

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2013
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$1,221	$87	$4,887	$6,195	$344,040	$350,235	$3,958	$929
Multi-family mortgage	327	—	1,052	1,379	71,999	73,378	1,052	—
Construction	—	409	—	409	10,369	10,778	—	—
Total commercial real estate loans	1,548	496	5,939	7,983	426,408	434,391	5,010	929
Commercial loans and leases:
Commercial	2,707	121	1,931	4,759	105,349	110,108	1,235	4,597
Equipment financing	46	41	73	160	27,534	27,694	73	29
Total commercial loans and leases	2,753	162	2,004	4,919	132,883	137,802	1,308	4,626
Consumer loans:
Residential mortgage	271	777	5,329	6,377	110,254	116,631	4,468	1,162
Home equity	1,259	552	895	2,706	122,359	125,065	117	1,525
Other consumer	6	11	4	21	1,502	1,523	—	14
Total consumer loans	1,536	1,340	6,228	9,104	234,115	243,219	4,585	2,701
Total acquired loans and leases	$5,837	$1,998	$14,171	$22,006	$793,406	$815,412	$10,903	$8,256

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2012
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$1,530	$—	$435	$1,965	$869,587	$871,552	$434	$1,539
Multi-family mortgage	2,410	60	988	3,458	502,559	506,017	—	1,932
Construction	2,354	816	—	3,170	77,743	80,913	—	—
Total commercial real estate loans	6,294	876	1,423	8,593	1,449,889	1,458,482	434	3,471
Commercial loans and leases:
Commercial	26	75	26	127	230,765	230,892	26	1,993
Equipment financing	2,595	1,439	1,618	5,652	360,645	366,297	—	3,817
Condominium association	—	—	—	—	44,187	44,187	—	8
Total commercial loans and leases	2,621	1,514	1,644	5,779	635,597	641,376	26	5,818
Indirect automobile	5,592	923	99	6,614	535,730	542,344	1	99
Consumer loans:
Residential mortgage	—	—	1,059	1,059	367,036	368,095	27	2,008
Home equity	—	—	33	33	99,650	99,683	—	58
Other consumer	—	2	5	7	6,115	6,122	5	29
Total consumer loans	—	2	1,097	1,099	472,801	473,900	32	2,095
Total originated loans and leases	$14,507	$3,315	$4,263	$22,085	$3,094,017	$3,116,102	$493	$11,483

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2012
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$2,911	$—	$7,289	$10,200	$419,481	$429,681	$6,616	$2,475
Multi-family mortgage	2,738	395	2,178	5,311	95,205	100,516	1,857	2,301
Construction	—	—	—	—	17,284	17,284	—	—
Total commercial real estate loans	5,649	395	9,467	15,511	531,970	547,481	8,473	4,776
Commercial loans and leases:
Commercial	866	177	4,353	5,396	145,989	151,385	3,503	3,461
Equipment financing	133	21	194	348	54,346	54,694	197	56
Total commercial loans and leases	999	198	4,547	5,744	200,335	206,079	3,700	3,517
Consumer loans:
Residential mortgage	247	121	5,266	5,634	137,380	143,014	3,650	1,796
Home equity	1,582	507	607	2,696	159,183	161,879	321	658
Other consumer	7	—	—	7	1,150	1,157	—	16
Total consumer loans	1,836	628	5,873	8,337	297,713	306,050	3,971	2,470
Total acquired loans and leases	$8,484	$1,221	$19,887	$29,592	$1,030,018	$1,059,610	$16,144	$10,763
Commercial Real Estate Loans—At December 31, 2013, loans outstanding in the three classes within this category expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans 33.5%; multi-family mortgage loans 14.4%; and construction loans 2.6%.
Loans in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual loan basis for impairment. For non-impaired commercial real estate loans, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio. The factors applied are based primarily on historic loan loss experience and an assessment of internal and external factors and other relevant information.
Commercial Loans and Leases—At December 31, 2013, loans and leases outstanding in the three classes within this portfolio expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases 9.3%; equipment financing loans 11.8%; and loans to condominium associations 1.0%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Indirect Automobile Loans—At December 31, 2013, indirect automobile loans represented 9.2% of the Company's total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on borrowers' credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year broken down into the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company's loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

borrowers with credit scores of 660 and below. The breakdown of the amounts shown in "Credit Quality Information" above is based on borrower credit scores at the time of loan origination. It is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the portfolio. The percentage of loans made to borrowers with credit scores of 660 and below was 3.2% and 3.1% at December 31, 2013 and 2012, respectively.
Consumer Loans—At December 31, 2013, loans outstanding within the three classes within this portfolio expressed as a percent of total loans and leases outstanding (including deferred loan origination costs) were as follows: residential mortgage loans 12.1%, home equity loans 5.9% and other consumer loans 0.2%.
Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas. The loan-to-value ratio is the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 days or more past due, or are placed on nonaccrual regardless of past due status, are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower.
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

	At December 31, 2013			Year Ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,009	$2,009	$—	$2,184	$92
Commercial	4,410	4,399	—	4,257	144
Consumer	989	987	—	1,077	30
	7,408	7,395	—	7,518	266
With an allowance recorded:
Commercial real estate	1,466	1,466	184	1,464	43
Commercial	2,393	2,383	675	1,781	29
Consumer	2,448	2,440	323	3,210	97
	6,307	6,289	1,182	6,455	169
Total	$13,715	$13,684	$1,182	$13,973	$435
(1) Includes nonaccrual loans of $5.8 million

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2013			Year Ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	$9,176	$10,082	$—	$9,639	$251
Commercial	6,988	7,248	—	5,205	129
Consumer	1,033	1,037	—	1,333	20
	17,197	18,367	—	16,177	400
With an allowance recorded:
Commercial real estate	1,274	1,291	122	2,765	42
Commercial	1,020	1,067	169	577	5
Consumer	—	—	—	—	—
	2,294	2,358	291	3,342	47
Total	$19,491	$20,725	$291	$19,519	$447
(1) Includes nonaccrual loans of $10.9 million

	At December 31, 2012			Year Ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,051	$2,051	$—	$2,547	$243
Commercial	3,032	3,059	—	3,159	181
Consumer	1,191	1,187	—	2,123	130
	6,274	6,297	—	7,829	554
With an allowance recorded:
Commercial real estate	2,517	2,516	241	1,142	79
Commercial	3,422	3,559	703	3,393	305
Consumer	3,648	3,636	596	2,918	100
	9,587	9,711	1,540	7,453	484
Total	$15,861	$16,008	$1,540	$15,282	$1,038
(1) Includes nonaccrual loans of $8.8 million

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2012			Year Ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	17,918	19,129	—	9,071	—
Commercial	7,329	7,782	—	3,801	—
Consumer	3,266	3,379	—	2,319	—
	28,513	30,290	—	15,191	—
With an allowance recorded:
Commercial real estate	673	684	75	366	—
Commercial	113	121	75	109	—
Consumer	—	—	—	—	—
	786	805	150	475	—
Total	$29,299	$31,095	$150	$15,666	$—
(1) Includes nonaccrual loans of $21.5 million

	At December 31, 2011			Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,902	$3,140	$—	$2,834	$119
Commercial	3,341	4,063	—	2,938	94
Indirect automobile	111	111	—	100	—
Consumer	3,126	3,126	—	3,753	159
	9,480	10,440	—	9,625	372
With an allowance recorded:
Commercial	604	619	190	774	58
Consumer	339	339	35	343	7
	943	958	225	1,117	65
Total	$10,423	$11,398	$225	$10,742	$437
There were no changes in the allowance for loan and lease losses associated with acquired loans in 2011.
The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31, 2013
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$6,269	$184	$1,910,645	$22,282	$286,709	$556	$2,203,623	$23,022
Commercial	11,512	675	914,739	14,293	39,359	252	965,610	15,220
Indirect automobile	—	—	400,531	3,924	—	—	400,531	3,924
Consumer	4,309	323	708,640	2,618	79,752	434	792,701	3,375
Unallocated	—	—	—	2,932	—	—	—	2,932
Total	$22,090	$1,182	$3,934,555	$46,049	$405,820	$1,242	$4,362,465	$48,473

	At December 31, 2012
	Loans and Leases Individually Evaluated for Impairment		Loans and Leases Collectively Evaluated for Impairment		Acquired Loans (ASC 310-30)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In Thousands)
Commercial real estate	$5,576	$316	$1,652,231	$19,702	$348,156	$—	$2,005,963	$20,018
Commercial	8,046	778	774,366	9,877	65,043	—	847,455	10,655
Indirect automobile	—	—	542,344	5,304	—	—	542,344	5,304
Consumer	5,237	596	672,051	1,949	102,662	—	779,950	2,545
Unallocated	—	—	—	2,630	—	—	—	2,630
Total	$18,859	$1,690	$3,640,992	$39,462	$515,861	$—	$4,175,712	$41,152
Troubled Debt Restructured Loans and Leases
The recorded investment in troubled debt restructurings, and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios are as follows for the periods indicated:

	Year Ended December 31, 2013
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$—	$—	$—	$—	—	$—
Commercial	2	926	918	—	—	—	—	—
Equipment financing	5	1,557	1,415	77	861	—	2	371
Residential mortgage	1	415	353	—	353	—	—	—
Total	9	$3,937	$2,686	$77	$1,214	$—	2	$371

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31, 2013
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$737	$727	$—	$—	$—	—	$—
Commercial	6	3,209	3,135	—	1,335	—	1	1,335
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	7	$3,946	$3,862	$—	$1,335	$—	1	$1,335

	Year Ended December 31, 2012
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	2	$867	$854	$33	$513	$—	2	$1,288
Commercial	3	3,942	2,086	316	1,993	—	1	44
Equipment financing	8	2,138	2,038	110	793	—	6	1,240
Residential mortgage	6	2,422	1,724	315	294	—	3	763
Total	19	$9,369	$6,702	$774	$3,593	$—	12	$3,335

	Year Ended December 31, 2012
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$3,145	$3,208	$—	$—	$—	—	$—
Commercial	2	1,229	1,163	—	478	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Total	3	$4,374	$4,371	$—	$478	$—	—	$—

	Year Ended December 31, 2011
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	2	$1,171	$1,170	$28	$—	$—	—	$—
Multi-family mortgage	1	29	29	—	29	—	1	29
Commercial	1	66	66	—	—	—	—	—
Equipment financing	16	1,819	1,710	173	524	—	3	365
Residential mortgage	10	1,942	1,937	190	243	—	2	491
Total	30	$5,027	$4,912	$391	$796	$—	6	$885

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31, 2011
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Acquired:
Commercial real estate mortgage	1	$1,725	$1,609	$—	$1,608	$—	—	$—
Multi-family mortgage	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Residential mortgage	1	677	652	—	—	—	—	—
Total	2	$2,402	$2,261	$—	$1,608	$—	—	$—
The financial impact of the modification of performing and nonperforming loans and leases for the year ending December 31, 2013 was $0.8 million. There was no financial impact of the modification of performing and nonperforming loans and leases for the year ending December 31, 2012 or 2011.
The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Loans modified once:
Extended maturity	$3,841	$1,478	$1,136
Adjusted principal	908	2,185	1,456
Adjusted interest rate	755	1,715	—
Combination maturity, principal, interest rate	554	1,838	1,928
Total loans modified once	$6,058	$7,216	$4,520

Loans modified more than once:
Extended maturity	$490	$—	$78
Adjusted principal	—	3,857	1,471
Adjusted interest rate	—	—	353
Combination maturity, principal, interest rate	—	—	751
Total loans modified more than once	$490	$3,857	$2,653

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2013	2012
	(In Thousands)		(In Years)
Land	$7,481	$7,553	NA
Office building and improvements	75,271	67,672	10 to 40
Furniture, fixtures and equipment	25,633	22,537	3 to 10
Software	5,018	5,063	3 to 7
Core processing system	11,522	6,951	7.5
Total	124,925	109,776
Accumulated depreciation and amortization	44,420	38,985
Total premises and equipment	$80,505	$70,791
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense related to premises and equipment totaled $6.5 million, $4.0 million and $2.1 million, respectively.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$137,890	$45,799	$43,241
Additions	—	93,145	2,558
Adjustments to original goodwill	—	(1,054)	—
Balance at end of year	$137,890	$137,890	$45,799

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The following is a summary of the Company's other intangible assets:

	At December 31, 2013			At December 31, 2012
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$36,172	$20,395	$15,777	$36,172	$16,399	$19,773
Trade name	1,600	511	1,089	1,600	267	1,333
Trust relationship	1,568	1,547	21	1,568	1,164	404
Other intangible	442	442	—	442	442	—
Total other intangible assets	$39,782	$22,895	$16,887	$39,782	$18,272	$21,510

As of December 31, 2013, the Company has concluded that the BankRI name will continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for core deposit intangible and trust relationships is 11.0 and 1.0 years, respectively. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2013, 2012 and 2011.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2014	$3,124
2015	2,868
2016	2,457
2017	1,858
2018	1,836
Thereafter	3,655
Total	$15,798
(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. At December 31, 2013 and 2012, BankRI owned nine policies with a net cash surrender value of $34.7 million and $33.7 million, respectively. At both December 31, 2013 and 2012, First Ipswich owned two policies with a net cash surrender value of $0.7 million.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2011 and currently has investments in seven projects. During 2013, the Company invested in two new affordable housing projects for a total of $3.3 million. The Company is a limited partner in these projects given that its investments do not exceed 50% of the outstanding equity interest in any single project and project management is controlled by the general partner or project sponsor. Further information regarding the Company's investments in affordable housing projects follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	As of and for the Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Investments in affordable housing projects included in other assets	$10,301	$9,167	$6,712
Unfunded commitments related to affordable housing projects included in other liabilities	2,904	4,291	2,864
Loss from investments in affordable housing projects	1,812	694	671
Reduction in tax expense due to affordable housing tax credits	1,058	806	464
(11) Deposits
A summary of deposits follows:

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$707,023	—	$623,274	—
NOW accounts	210,602	0.07%	212,858	0.09%
Savings accounts	494,734	0.25%	515,367	0.39%
Money market accounts	1,487,979	0.54%	1,253,819	0.63%
Total core deposit accounts	2,900,338	0.32%	2,605,318	0.39%
Certificate of deposit accounts maturing:
Within six months	381,986	0.72%	392,138	0.91%
After six months but within 1 year	312,005	0.82%	359,510	0.95%
After 1 year but within 2 years	141,518	1.09%	159,747	1.09%
After 2 years but within 3 years	45,965	1.91%	34,392	2.05%
After 3 years but within 4 years	26,046	1.65%	37,813	2.08%
After 4 years but within 5 years	26,810	1.33%	27,341	1.65%
5+ Years	338	1.15%	—	—%
Total certificate of deposit accounts	934,668	0.91%	1,010,941	1.06%
Total deposits	$3,835,006	0.47%	$3,616,259	0.58%
Certificate of deposit accounts issued in amounts of $100,000 or more totaled $424.7 million and $437.9 million at December 31, 2013 and 2012, respectively.
Interest expense on deposit balances is summarized as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$173	$209	$216
Savings accounts	1,288	1,726	942
Money market accounts	8,220	8,773	7,626
Certificate of deposit accounts	9,092	10,724	10,973
Total interest-bearing deposits	$18,773	$21,432	$19,757
Collateral Pledged to Deposits
At December 31, 2013 and 2012, $62.4 million and $86.5 million, respectively, of collateral was pledged for municipal deposits; treasury; tax and loan deposits.
(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2013	2012
	(In Thousands)
Advances from the FHLBB	$768,773	$790,865
Repurchase agreements	34,619	51,013
Subordinated debentures	9,163	12,091
Total borrowed funds	$812,555	$853,969
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Advances from the FHLBB	$10,886	$13,685	$10,454
Repurchase agreements	68	137	125
Subordinated debentures	439	578	—
Total interest expense on borrowed funds	$11,393	$14,400	$10,579
Investment Securities and Loans Pledged as Collateral
At December 31, 2013 and 2012, $1.6 billion and $1.8 billion, respectively, of investment securities available-for-sale and loans and leases, were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; current and future FHLBB borrowings; and future Federal Reserve "discount window" borrowings.
FHLBB Advances and Federal Reserve Borrowings
FHLBB advances mature as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31,
	2013			2012
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$186,035	$—	0.71%	$363,485	$17,000	1.32%
Over 1 year to 2 years	283,000	—	0.79%	46,178	—	2.14%
Over 2 years to 3 years	92,971	32,094	2.45%	108,000	—	1.00%
Over 3 years to 4 years	147,198	118,698	3.86%	64,330	30,000	3.24%
Over 4 years to 5 years	36,625	10,071	2.51%	149,032	112,000	3.86%
Over 5 years	22,944	—	3.70%	59,840	10,000	3.00%
	$768,773	$160,863	1.71%	$790,865	$169,000	2.06%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The advances are secured by blanket pledge agreements which require the Banks to maintain as collateral certain qualifying assets, principally the Banks' FHLBB stock, mortgage loans and securities in an aggregate amount equal to outstanding advances. Based on the $1.6 billion in qualifying collateral available for these borrowings, at December 31, 2013 the total available borrowing capacity for advances from the FHLBB and FRB was $1.0 billion.
Repurchase Agreements
Information concerning repurchase agreements is as follows for the periods indicated below:

	Year Ended December 31,
	2013	2012
	(Dollars In Thousands)
Outstanding at end of year	$34,619	$51,013
Average outstanding for the year	38,784	46,623
Maximum outstanding at any month-end	48,544	51,013
Weighted average rate at end of year	0.17%	0.15%
Weighted average rate paid for the year	0.17%	0.13%
Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by GSEs in the same amount. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts.
Subordinated Debentures
In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One subordinated debenture in the amount of $3.0 million was called in the first quarter of 2013 million due to its high fixed rate. The two remaining subordinated debentures are summarized below:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

At December 31, 2013:
Issue Date	Rate	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2014	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2014	$4,497

At December 31, 2012:
Issue Date	Rate	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
February 22, 2001	Fixed; 10.2%	3.00%	February 22, 2031	February 22, 2013	$3,000
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2013	$4,641
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2013	$4,450

(13) Commitments and Contingencies
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
The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the counterparty is represented by the contractual amount of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Financial instruments with off-balance-sheet risk at the dates indicated follow:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31,
	2013	2012
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$48,973	$158,768
Commercial	143,252	116,235
Residential mortgage	8,027	8,926
Unadvanced portion of loans and leases	592,782	299,523
Unused lines of credit:
Home equity	205,665	165,936
Other consumer	1,035	4,017
Other commercial	—	965
Unused letters of credit:
Financial standby letters of credit	20,410	19,887
Performance standby letters of credit	2,989	2,916
Commercial and similar letters of credit	440	112
Back-to-back interest rate swaps	22,418	33,221
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.0 million at December 31, 2013 and $0.7 million at December 31, 2012.
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
The fair value of interest rate swap assets and liabilities is $0.8 million and $0.9 million, respectively, at December 31, 2013. The fair value of interest rate swap assets and liabilities is $1.3 million and $1.4 million, respectively, at December 31, 2012.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2014	$4,936
2015	4,740
2016	4,500
2017	4,030
2018	3,392
Thereafter	12,431
Total	$34,029
The leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $5.2 million in 2013, $4.5 million in 2012 and$2.7 million in 2011.
A portion of the Company's new headquarters was rented to third-party tenants in 2013 with rental income of $0.3 million reported in non-interest income.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share
The following table is a reconciliation of basic EPS and diluted EPS:

	2013		2012		2011
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$35,386	$35,386	$37,142	$37,142	$27,600	$27,600
Weighted average shares outstanding	69,808,164	69,808,164	69,702,417	69,702,417	58,633,627	58,633,627
Effect of dilutive securities	—	75,760	—	43,839	—	2,804
Adjusted weighted average shares outstanding	69,808,164	69,883,924	69,702,417	69,746,256	58,633,627	58,636,431
Earnings per share	$0.51	$0.51	$0.53	$0.53	$0.47	$0.47
On January 3, 2012, the Company issued approximately 11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island, Inc. (Refer to Note 2, "Acquisitions,")
(15) Comprehensive Income
Comprehensive income represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2013, 2012 and 2011, the Company’s other comprehensive income include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(11,690)	292	(11,398)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)

	Year Ended December 31, 2012
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2011	$1,834	$129	$1,963
Other comprehensive income (loss)	1,524	(4)	1,520
Balance at December 31, 2012	$3,358	$125	$3,483

	Year Ended December 31, 2011
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2010	$2,185	$163	$2,348
Other comprehensive loss	(351)	(34)	(385)
Balance at December 31, 2011	$1,834	$129	$1,963

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,			Income Statement Line Affected by Reclassification
	2013	2012	2011
	(In Thousands)
Other Comprehensive Income (Loss) Component

Unrealized gains on investment securities available-for-sale:
	$397	$926	$80	Gain on sales of securities,net
	(142)	(328)	(29)	Provision for income taxes
Total reclassifications for the period	$255	$598	$51	Net income

(16) Derivatives and Hedging Activities
The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2013 and 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company had 8 interest-rate swaps with an aggregate notional amount of $22.4 million and 10 interest-rate swaps with an aggregate notional amount of $33.2 million related to this program at December 31, 2013 and 2012, respectively.
The table below presents the fair value and classification of the Company's derivative financial instruments on the consolidated balance sheets as of December 31, 2013 and 2012, and the effect of the Company's derivative financial instruments on the consolidated income statements for the year ended December 31, 2013 and 2012:

	At December 31, 2013		Year Ended December 31, 2013
	Asset Derivatives	Liability Derivatives	Loss Recognized in Income on Derivatives(1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$825	$856	$32

	At December 31, 2012		Year Ended December 31, 2012
	Asset Derivatives	Liability Derivatives	Loss Recognized in Income on Derivatives(1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$1,317	$1,380	$24
_______________________________________________________________________________

(1)	The amount of loss recognized in income represents changes related to the fair value of the interest rate products.
By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The Company had limited exposure relating to interest rate swaps with institutional counterparties at December 31, 2012 or 2011, as all such swaps were in a net liability position and subject to master netting agreements.
The estimated net credit risk exposure for derivative financial instruments was $31.2 thousand and $0.1 million at December 31, 2013, and 2012, respectively.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral in the normal course of business totaling $2.8 million and $0.5 million as of December 31, 2013 and 2012, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2013
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$825	$—	$825	$—	$—	$825

Liability Derivatives	$856	$—	$856	$—	$2,811	$3,667

	At December 31, 2012
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received) / Posted
	(In Thousands)
Asset Derivatives	$1,317	$—	$1,317	$—	$—	$1,317

Liability Derivatives	$1,380	$—	$1,380	$—	$548	$1,928

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
(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Current provision:
Federal	$12,799	$15,558	$14,115
State	4,238	5,120	4,987
Total current provision	17,037	20,678	19,102
Deferred provision (benefit):
Federal	2,572	389	811
State	(128)	274	(27)
Total deferred provision	2,444	663	784
Total provision for income taxes	$19,481	$21,341	$19,886
Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Expected income tax expense at statutory federal tax rate	$19,830	$20,899	$17,047
State taxes, net of federal income tax benefit	2,673	3,506	3,224
Bank-owned life insurance	(383)	(409)	—
Tax-exempt interest income	(310)	(216)	(157)
Non-deductible acquisition and other expenses	—	617	613
Income attributable to noncontrolling interest in subsidiary	(768)	(560)	(427)
Tax credit—premises and equipment	(453)	(1,593)	—
Tax credits from investments in affordable housing projects	(1,058)	(806)	(464)
Other, net	(50)	(97)	50
Total provision for income taxes	$19,481	$21,341	$19,886
Effective income tax rate	34.4%	35.7%	40.8%
The Company's effective tax rate was 34.4% at December 31, 2013 compared to 35.7% at December 31, 2012. The decrease in the Company's effective tax rate in 2013 was primarily attributable to non deductible professional fees in 2012 related to the BankRI acquisition and lower state income tax expense. Additional state income tax expense was recognized in 2012 as the projected state tax savings from the acquisition of BankRI reduced the value of the deferred tax asset by $0.5 million, increasing the income tax expense in 2012. These reductions were partially offset by a $1.1 million reduction in the rehabilitation tax credits received for the refurbishment of the corporate headquarters at 131 Clarendon Street in Boston, Massachusetts as renovations were completed early in 2013.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	At December 31,
	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$19,754	$16,667
Acquisition fair value adjustments	7,430	10,013
Unrealized loss on securities available for sale	5,119	—
Retirement and postretirement benefits	4,159	4,822
Deferred compensation	1,989	2,254
Net operating loss and contribution carryovers	1,922	2,229
Non-accrual interest	878	948
Restricted stock and stock option plans	726	803
Write-downs of investment securities	442	795
Depreciation	—	235
Accrued expenses	375	200
Alternative minimum tax credits	31	31
Other	33	198
Total gross deferred tax assets	42,858	39,195
Deferred tax liabilities:
Identified intangible assets and goodwill	7,322	8,893
Depreciation	2,619	—
Unrealized gain on securities available for sale	—	2,015
Deferred loan origination costs, net	734	736
Investments in affordable housing projects	205	246
Unrecognized gain relating to postretirement obligation	268	92
Other	—	16
Total gross deferred tax liabilities	11,148	11,998
Net deferred tax asset	$31,710	$27,197
At December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of $5.5 million which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has alternative minimum tax credit carryforwards of $31,000, which are available to reduce future federal income taxes, if any, over an indefinite period. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $881,000.
The Company has determined that a valuation allowance is not required for any of its deferred tax assets because it believes that it is more likely than not that these assets will reverse against future taxable income.
For federal income tax purposes, the Company has a $1.8 million reserve for credit losses which remains subject to recapture. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb credit losses, no provision has been made for the $750,000 liability that would result if 100% of the reserve were recaptured.
The Company did not have any unrecognized tax benefits accrued as income tax receivables or as deferred tax items at December 31, 2013.
The Company is subject to federal and state examinations for tax years after December 31, 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2013, there were no shares of preferred stock issued.
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
Common Stock Repurchases
In 2013, 2012 and 2011, no shares of the Company's common stock were repurchased by the Company. As of December 31, 2013, the Company was not authorized to repurchase any additional shares of its common stock.
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
The liquidation account totaled $20.6 million (unaudited), $22.3 million (unaudited) and $24.4 million (unaudited) at December 31, 2013, 2012 and 2011, respectively.
(19) Regulatory Capital Requirements
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
December 31, 2013, 2012 and 2011

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
The following table reconciles stockholders' equity under GAAP with regulatory capital for the Company and its subsidiaries at the dates indicated.

	The Company Dec. 31,		Brookline Bank Dec. 31,		BankRI Dec. 31,		First Ipswich Dec. 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In Thousands)
Stockholders' equity	$613,867	$612,097	$301,291	$288,859	$236,579	$247,606	$34,641	$35,515
Add: Minority interest	4,304	3,712	4,304	3,712	—	—	—	—
Add: Subordinated debenture	9,163	12,091	—	—	—	—	—	—
Less: Disallowed goodwill and intangible assets	154,777	159,400	7,647	7,991	106,593	110,203	5,271	5,940
Less: Unrealized loss on available-for-sale equity securities	—	—	—	—	—	—	10	—
Less: Net unrealized (losses) gains on available-for-sale securities	(7,915)	3,358	(1,874)	1,874	(4,918)	1,303	(1,075)	366
Tier 1 capital	480,472	465,142	299,822	282,706	134,904	136,100	30,435	29,209
Allowance for credit losses not to exceed 1.25% of risk-weighted assets	49,510	41,935	35,905	35,923	10,936	5,053	1,854	959
Unrealized gains on available-for-sale equity securities	—	—	—	—	7	18	—	—
Total risk-based capital	$529,982	$507,077	$335,727	$318,629	$145,847	$141,171	$32,289	$30,168
As of December 31, 2013, the Company, Brookline Bank, BankRI and First Ipswich met all applicable minimum capital requirements and were considered "well-capitalized" by their respective regulators. The Company's and the Banks' actual and required capital amounts and ratios are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well-Capitalized"
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2013:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.4%	$205,946	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.0%	174,512	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.2%	349,159	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.4%	$127,992	4.0%	$159,990	5.0%
Tier 1 risk-based capital ratio	(2)	299,822	10.4%	114,874	4.0%	172,311	6.0%
Total risk-based capital ratio	(3)	335,727	11.7%	229,753	8.0%	287,192	10.0%
BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.1%	$66,784	4.0%	$83,480	5.0%
Tier 1 risk-based capital ratio	(2)	134,904	10.6%	52,904	4.0%	79,355	6.0%
Total risk-based capital ratio	(3)	145,847	11.4%	105,782	8.0%	132,228	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.8%	$12,461	4.0%	$15,576	5.0%
Tier 1 risk-based capital ratio	(2)	30,435	13.6%	8,971	4.0%	13,457	6.0%
Total risk-based capital ratio	(3)	32,289	14.4%	17,938	8.0%	22,423	10.0%
At December 31, 2012:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$465,142	9.4%	$197,094	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	465,142	10.9%	171,481	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	507,077	11.8%	342,909	8.0%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$282,706	9.3%	$121,725	4.0%	$152,156	5.0%
Tier 1 risk-based capital ratio	(2)	282,706	9.8%	115,626	4.0%	173,439	6.0%
Total risk-based capital ratio	(3)	318,629	11.0%	231,310	8.0%	289,137	10.0%
BankRI
Tier 1 leverage capital ratio	(1)	$136,100	8.5%	$64,047	4.0%	$80,059	5.0%
Tier 1 risk-based capital ratio	(2)	136,100	11.5%	47,175	4.0%	70,763	6.0%
Total risk-based capital ratio	(3)	141,171	12.0%	94,350	8.0%	117,937	10.0%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,209	9.7%	$12,020	4.0%	$15,025	5.0%
Tier 1 risk-based capital ratio	(2)	29,209	13.2%	8,824	4.0%	13,237	6.0%
Total risk-based capital ratio	(3)	30,168	13.7%	17,642	8.0%	22,053	10.0%
_______________________________________________________________________________

(1)	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Net periodic benefit expense:
Service cost	$61	$74	$74
Interest cost	47	55	61
Prior service credit	(21)	(21)	(21)
Actuarial gain	(16)	(3)	(4)
Net periodic benefit expense	$71	$105	$110
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	$489	$11	$(36)
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$468	$(10)	$(57)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 4.90% in 2013, 3.95% in 2012 and 5.25% in 2011. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $21,000. The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.1 million at December 31, 2013 and $1.5 million at December 31, 2012.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2013 for plan participants below age 65 and for plan participants over age 65 was 2.7% and -14.5%, respectively. In 2012, the rate for plan participants below age 65 and for plan participants over age 65 was 3.0% and -14.7%, respectively. The rates to be used in 2014 through 2018 are expected to be in the range of 7.3% to 6.5% and to decline gradually thereafter to 5.3%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$26	$(20)
Effect on the accumulated postretirement benefit obligation	215	(171)
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

In the other plan, the Company makes a matching contribution of the amount contributed by eligible employees, up to 4% of the employee's yearly compensation. Contributions to both plans are subject to certain limits based on federal tax laws. Expenses associated with the plans were $2.0 million in 2013, $1.8 million in 2012 and $1.0 million in 2011.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plans because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan in 2013, 2012 and 2011 were $0.5 million, $0.5 million and $0 million, respectively. Accrued liabilities associated with the Nonqualified Plan in 2013, 2012 and 2011 were $0.4 million, $0.5 million and $0 million, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans ("the SERPs") as part of its acquisitions of BankRI and First Ipswich. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefit. As of December 31, 2013, there are 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. The Company records annual amounts related to the SERPs based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of imcome.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2013, and 2012 were $0.6 million, $0.4 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2013 and 2012 were $10.1 million and $10.7 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 5% and 4.25% in the year 2013 and 2012, respectively.
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021 and can be prepaid without penalty. Loans are repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2013 and 2012, which was $2.3 million and $2.6 million, respectively, is eliminated in consolidation.
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
At December 31, 2013 and 2012, the ESOP held 291,666 and 333,918 unallocated shares, respectively at an aggregate cost of $1.5 million and $1.7 million, respectively. The market value of such shares at December 31, 2013 and 2012 was $2.8 million and $2.8 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2013, $0.4 million in 2012 and $0.4 million in 2011 based on the commitment to release to eligible employees 42,252 shares in 2013, 44,292 shares in 2012 and 46,207 shares in 2011.
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
December 31, 2013, 2012 and 2011

the Company's stockholders. The maximum number of shares of the Company's common stock that may be awarded is 500,000.
The Company awarded 138,500 and 166,941 shares of common stock under the 2011 RSA in 2013 and 2012, respectively. Of the awarded shares, 50% vest over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
The Company also has an active recognition and retention plan, titled the 2003 Recognition and Retention Plan (the "2003 RRP"), with 1,250,000 authorized shares. A prior plan, the 1999 Recognition and Retention Plan (the "1999 RRP" and collectively with the 2003 RRP, the "RRPs"), with 546,986 authorized shares, was terminated on April 19, 2009. Under both of the RRPs, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the plans. All shares awarded under the 1999 RRP vested on or before April 19, 2009. As of that date, no shares remained available for award under that plan. As of December 31, 2013, 11,599 shares were available for award under the 2003 RRP.
Total expense for the RSA and RRP plans was $1.2 million in 2013, $0.8 million in 2012 and $0.4 million in 2011. The expense to be recognized for unvested shares at December 31, 2013 will be $1.5 million in 2014. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $30,000 in 2013, $11,000 in 2012 and $12,000 in 2011.
No dividend equivalent rights were paid to holders of unexercised vested options in 2013, 2012, or 2011.
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
No options were granted in 2013 or 2012. At December 31, 2013, 2,265,155 options were available for award under the Company's 2003 Option Plan.
Total expense for the stock option plans amounted to $10,000 in 2012 and $47,000 in 2011. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2013, 2012 or 2011.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2010	1,128,345	$14.08
Granted	5,000	8.29
Exercised	—	—
Forfeited / Canceled	(42,500)	14.67
Outstanding at December 31, 2011	1,090,845	14.08
Granted	—	—
Exercised	—	—
Forfeited / Canceled	(15,000)	14.95
Outstanding at December 31, 2012	1,075,845	14.95
Granted	—	—
Exercised	—	—
Forfeited / Canceled	(841,000)	14.95
Outstanding at December 31, 2013	234,845	$10.43	$—	5.7
Exercisable at December 31, 2013	234,845	$10.43	$—	5.7
To calculate the weighted average data presented in this note and the compensation expense presented in the accompanying financial statements, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model with the following valuation assumptions:

Year Ended December 31,
2011
Dividend yield	4.30%
Expected volatility	34.38%
Risk-free interest rate	1.85%
Expected life of options	7.0
(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2013.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	Carrying Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
GSEs	$—	$12,180	$—	$12,180
Municipal obligations	—	1,086	—	1,086
Auction-rate municipal obligations	—	—	1,775	1,775
Corporate debt obligations	—	28,224	—	28,224
Trust preferred securities and pools	—	1,210	—	1,210
GSE CMOs	—	243,644	—	243,644
GSE MBSs	—	199,401	—	199,401
Private-label CMOs	—	3,355	—	3,355
SBA commercial loan asset-backed securities	—	243	—	243
Marketable equity securities	1,310	—	—	1,310
Total securities available-for-sale	$1,310	$489,343	$1,775	$492,428
Interest-rate swaps	$—	$825	$—	$825
Liabilities:
Interest-rate swaps	$—	$856	$—	$856

	Carrying Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$69,809	$—	$69,809
Municipal obligations	—	1,101	—	1,101
Auction-rate municipal obligations	—	—	1,976	1,976
Corporate debt obligations	—	10,685	—	10,685
Trust preferred securities and pools	—	1,578	941	2,519
GSE CMOs	—	217,001	—	217,001
GSE MBSs	—	169,648	—	169,648
Private-label CMOs	—	6,866	—	6,866
SBA commercial loan asset-backed securities	—	381	—	381
Marketable equity securities	1,337	—	—	1,337
Total investment securities available-for-sale	$1,337	$477,069	$2,917	$481,323
Interest-rate swaps	$—	$1,317	$—	$1,317
Liabilities:
Interest-rate swaps	$—	$1,380	$—	$1,380

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 and 2012 are summarized below:

	Carrying Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,099	$12,099
Other real estate owned	—	—	577	577
Repossessed assets	—	1,001	—	1,001
	$—	$1,001	$12,676	$13,677

	Carrying Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$36,749	$—	$36,749
Other real estate owned	—	903	—	903
Repossessed assets	—	588	—	588
	$—	$38,240	$—	$38,240
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
Interest-Rate Swaps
The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 16, "Derivatives and Hedging Activities."
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
December 31, 2013, 2012 and 2011

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
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	(Dollars in Thousands)
Auction-rate municipal obligations	$1,775	Discounted cash flow	Discount rate	0-5%	4.0%
Collateral-dependent impaired loans and leases	$12,099	Appraisal of collateral (1)
Other real estate owned	$577	Appraisal of collateral (1)
(1) For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either obtain a new appraisal or use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral.
The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Investment securities available-for-sale, beginning of year	$2,917	$3,208
Acquired, BankRI	—	184
Principal paydowns and other	(1,150)	(836)
Total unrealized gains included in other comprehensive income	8	361
Investment securities available-for-sale, end of year	$1,775	$2,917
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2013 or 2012.
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2013 and 2012. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
December 31, 2013
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held for sale	13,372	13,372	—	13,372	—
Loans and leases, net	4,313,992	4,552,556	—	—	4,552,556
Financial liabilities:
Certificates of deposit	934,668	938,703	—	938,703	—
Borrowed funds	812,555	815,910	—	815,910	—
December 31, 2012
Financial assets:
Investment securities held-to-maturity	$500	$502	$—	$—	$502
Loans held for sale	3,233	3,233	—	3,233	—
Loans and leases, net	4,134,560	4,193,678	—	—	4,193,678
Financial liabilities:
Certificates of deposit	1,010,941	1,019,916	—	1,019,916	—
Borrowed funds	853,969	872,046	—	872,046	—
Investment Securities Held-to-Maturity
The fair value of securities held-to-maturity are estimated using pricing models or are based on comparisons to market prices of similar securities and considered to be Level 3.
Loans Held for Sale
Fair value is measured using quoted markets prices when available. These assets are typically categorized as Level 1. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
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
December 31, 2013, 2012 and 2011

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
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2013 and 2012 and Statements of Income for the years ended December 31, 2013, 2012 and 2011 follow. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2013	2012
	(In Thousands)
ASSETS
Cash and due from banks	$12,438	$4,547
Short-term investments	33	33
Total cash and cash equivalents	12,471	4,580
Restricted equity securities	100	100
Loan to Brookline Bank ESOP	2,252	2,502
Premises and equipment, net	11,850	8,202
Deferred tax asset	—	1,879
Investment in subsidiaries, at equity	575,375	592,961
Goodwill	35,267	35,267
Other assets	6,185	1,893
Total assets	$643,500	$647,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand checking accounts	$—	$41
Borrowed funds	9,163	12,091
Deferred tax liability	1,195	—
Accrued expenses and other liabilities	19,275	23,155
Total liabilities	29,633	35,287

Stockholders' equity:
Common stock	757	757
Additional paid-in capital	617,538	618,426
Retained earnings, partially restricted	64,903	53,358
Accumulated other comprehensive (loss) income	(7,915)	3,483
Treasury stock, at cost; 5,171,985 shares and 5,373,733 shares, respectively	(59,826)	(62,107)
Unallocated common stock held by ESOP; 291,666 shares and 333,918 shares, respectively	(1,590)	(1,820)
Total Brookline Bancorp, Inc. stockholders' equity	613,867	612,097
Total liabilities and stockholders' equity	$643,500	$647,384

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$30,000	$30,000	$167,003
Short-term investments	—	—	1
Loan to Brookline Bank ESOP	205	227	249
Total interest and dividend income	30,205	30,227	167,253
Interest expense:
Borrowed funds and subordinated debt	442	589	91
Net interest income	29,763	29,638	167,162
Non-interest expense:
Compensation and employee benefits	2,305	11,302	—
Occupancy	16	—	—
Equipment and data processing	4,263	1,395	—
Directors' fees	590	580	225
Franchise taxes	223	175	180
Professional services	583	2,773	1,758
Advertising and marketing	6	11	—
Other	2,386	2,477	229
Total non-interest expense	10,372	18,713	2,392
Income before income taxes	19,391	10,925	164,770
(Credit) provision for income taxes	(4,035)	(7,050)	285
Income before distributions in excess of net income of subsidiaries	23,426	17,975	164,485
Distributions less than (in excess of) net income of subsidiaries	11,960	19,167	(136,885)
Net income	$35,386	$37,142	$27,600

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$35,386	$37,142	$27,600
Adjustments to reconcile net income to net cash provided from operating activities:
Distributions in excess (less than) of net income of subsidiaries	(11,960)	(19,167)	137,227
Other operating activities, net	16,555	(5,617)	1,202
Net cash provided from operating activities	39,981	12,358	166,029
Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	—	(89,258)	(19,729)
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	—	112,983	(112,983)
Repayment of ESOP loan by Brookline Bank	250	250	250
Purchase of restricted equity securities	—	(100)	—
Purchase of premises and equipment	(5,458)	(8,557)	—
Net cash provided from (used in) investing activities	(5,208)	15,318	(132,462)
Cash flows from financing activities:
(Decrease) increase in demand deposit, NOW, savings and money market accounts	(41)	41	—
Payment of dividends on common stock	(23,841)	(23,777)	(19,964)
Repayment of subordinated and other debt	(3,000)	—	(13,985)
Income tax benefit from vesting of recognition and retention plan shares, exercise of non-incentive stock options, payment of dividend equivalent rights and dividend distribution on allocated ESOP shares	—	—	79
Net cash used in financing activities	(26,882)	(23,736)	(33,870)
Net increase (decrease) in cash and cash equivalents	7,891	3,940	(303)
Cash and cash equivalents at beginning of year	4,580	640	943
Cash and cash equivalents at end of year	$12,471	$4,580	$640
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on subordinated debt	$480	$795	$—
Income taxes	19,137	16,981	—
Acquisition of Bancorp Rhode Island:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$1,571,817	$—
Fair value of liabilities assumed	—	1,481,535	—
Acquisition of First Ipswich Bancorp:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$—	$246,186
Fair value of liabilities assumed	—	—	251,978

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

(23) Quarterly Results of Operations (Unaudited)

	2013 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$51,049	$50,823	$52,900	$51,612
Interest expense	7,275	7,411	7,537	7,943
Net interest income	43,774	43,412	45,363	43,669
Provision for credit losses	3,887	2,748	2,439	1,855
Net interest income after provision for credit losses	39,887	40,664	42,924	41,814
Loss on investment in affordable housing projects	(318)	(558)	(624)	(312)
Gain on sales of securities, net	397	—	—	—
Other non-interest income	3,828	4,011	3,762	3,639
Amortization of identified intangible assets	(1,127)	(1,154)	(1,177)	(1,165)
Other non-interest expense	(30,193)	(28,399)	(29,638)	(29,607)
Income before income taxes	12,474	14,564	15,247	14,369
Provision for income taxes	4,325	4,645	5,382	5,129
Net income	8,149	9,919	9,865	9,240
Less net income attributable to noncontrolling interest in subsidiary	495	490	375	427
Net income attributable to Brookline Bancorp, Inc.	$7,654	$9,429	$9,490	$8,813
Earnings per share:
Basic	$0.11	$0.14	$0.14	$0.13
Diluted	0.11	0.13	0.14	0.13
Average common shares outstanding:
Basic	69,862,175	69,830,953	69,774,703	69,762,784
Diluted	69,951,683	69,913,765	69,833,541	69,830,630
Common stock price:
High	$9.58	$10.08	$9.14	$9.39
Low	8.72	8.81	8.23	8.66
Dividends per share	$0.085	$0.085	$0.085	$0.085

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	2012 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest income	$52,976	$55,394	$51,839	$52,991
Interest expense	8,412	8,983	9,080	9,357
Net interest income	44,564	46,411	42,759	43,634
Provision for credit losses	3,101	2,862	6,678	3,247
Net interest income after provision for credit losses	41,463	43,549	36,081	40,387
Gain on sales of securities, net	129	—	797	—
Gain on sales of loans and leases	1,898	—	—	—
Loss from investments in affordable housing projects	(239)	(73)	(244)	(138)
Other non-interest income	4,716	3,858	4,168	3,733
Amortization of identified intangible assets	(1,797)	(1,271)	(1,271)	(1,283)
Other non-interest expense	(27,072)	(29,165)	(27,350)	(31,166)
Income before income taxes	19,098	16,898	12,181	11,533
Provision for income taxes	6,868	5,176	4,398	4,899
Net income	12,230	11,722	7,783	6,634
Less net income attributable to noncontrolling interest in subsidiary	367	321	254	285
Net income attributable to Brookline Bancorp, Inc.	$11,863	$11,401	$7,529	$6,349
Earnings per share:
Basic	$0.17	$0.16	$0.11	$0.09
Diluted	0.17	0.16	0.11	0.09
Average common shares outstanding:
Basic	69,742,225	69,716,283	69,677,656	69,664,619
Diluted	69,799,324	69,754,473	69,715,890	69,665,873
Common stock price:
High	$8.90	$9.25	$9.49	$9.78
Low	7.54	8.13	8.46	8.37
Dividends per share	$0.085	$0.085	$0.085	$0.085