Form 10-Q
period 2014-03-31
BROOKLINE BANCORP INC
filed 2014-05-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 9, 2014, the number of shares of common stock, par value $0.01 per share, outstanding was 70,606,298.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At March 31, 2014	At December 31, 2013
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$50,000	$37,148
Short-term investments	22,936	55,357
Total cash and cash equivalents	72,936	92,505
Investment securities available-for-sale	527,073	492,428
Investment securities held-to-maturity (fair value of $500)	500	500
Total investment securities	527,573	492,928
Loans and leases held-for-sale	177	13,372
Loans and leases:
Commercial real estate loans	2,274,475	2,203,623
Commercial loans and leases	1,011,437	965,610
Indirect automobile loans	373,965	400,531
Consumer loans	802,120	792,701
Total loans and leases	4,461,997	4,362,465
Allowance for loan and lease losses	(50,224)	(48,473)
Net loans and leases	4,411,773	4,313,992
Restricted equity securities	66,559	66,559
Premises and equipment, net of accumulated depreciation of $40,231 and $44,420, respectively	81,396	80,505
Deferred tax asset	29,319	31,710
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $23,756 and $22,895, respectively	16,026	16,887
Other real estate owned and repossessed assets	1,290	1,578
Other assets	73,846	77,180
Total assets	$5,418,785	$5,325,106

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$682,383	$707,023
Interest-bearing deposits:
NOW accounts	212,877	210,602
Savings accounts	517,327	494,734
Money market accounts	1,517,290	1,487,979
Certificate of deposit accounts	917,773	934,668
Total interest-bearing deposits	3,165,267	3,127,983
Total deposits	3,847,650	3,835,006
Borrowed funds:
Advances from the FHLBB	855,915	768,773
Other borrowed funds	36,101	43,782
Total borrowed funds	892,016	812,555
Mortgagors’ escrow accounts	8,696	7,889
Accrued expenses and other liabilities	45,703	51,485
Total liabilities	4,794,065	4,706,935

Commitments and contingencies (Note 12)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,978	617,538
Retained earnings, partially restricted	69,361	64,903
Accumulated other comprehensive loss	(5,936)	(7,915)
Treasury stock, at cost; 5,171,985 shares	(59,826)	(59,826)
Unallocated common stock held by ESOP; 281,595 shares and 291,666 shares, respectively	(1,535)	(1,590)
Total Brookline Bancorp, Inc. stockholders’ equity	620,799	613,867
Noncontrolling interest in subsidiary	3,921	4,304
Total stockholders' equity	624,720	618,171
Total liabilities and stockholders' equity	$5,418,785	$5,325,106

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2014	2013
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$51,942	$49,419
Debt securities	2,259	1,852
Marketable and restricted equity securities	449	310
Short-term investments	44	31
Total interest and dividend income	54,694	51,612

Interest expense:
Deposits	4,291	4,834
Borrowed funds	2,669	3,109
Total interest expense	6,960	7,943

Net interest income	47,734	43,669
Provision for credit losses	2,443	1,855
Net interest income after provision for credit losses	45,291	41,814

Non-interest income:
Deposit fees	1,959	2,066
Loan fees	436	421
Loss from investments in affordable housing projects	(504)	(312)
Gain on sales of loans and leases held-for-sale	602	298
Gain on sale/disposals of premises and equipment, net	1,510	—
Other	1,121	854
Total non-interest income	5,124	3,327

Non-interest expense:
Compensation and employee benefits	18,032	16,298
Occupancy	4,405	3,083
Equipment and data processing	4,377	4,100
Professional services	1,727	1,501
FDIC insurance	860	934
Advertising and marketing	665	670
Amortization of identified intangible assets	861	1,165
Other	2,649	3,021
Total non-interest expense	33,576	30,772

Income before provision for income taxes	16,839	14,369
Provision for income taxes	5,995	5,129
Net income before noncontrolling interest in subsidiary	10,844	9,240

Less net income attributable to noncontrolling interest in subsidiary	422	427
Net income attributable to Brookline Bancorp, Inc.	$10,422	$8,813

Earnings per common share:
Basic	$0.15	$0.13
Diluted	0.15	0.13

Weighted average common shares outstanding during the period:
Basic	69,875,473	69,762,784
Diluted	69,983,999	69,830,630

Dividends declared per common share	$0.085	$0.085
 See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$10,844	$9,240

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	3,293	(2,018)
Income tax (expense) benefit	(1,262)	768
Net unrealized securities holding gains (losses)	2,031	(1,250)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(85)	—
Income tax benefit	33	—
Net adjustment of accumulated obligation for postretirement benefits	(52)	—

Net other comprehensive income (loss)	1,979	(1,250)

Comprehensive income	12,823	7,990
Net income attributable to noncontrolling interest in subsidiary	422	427
Comprehensive income attributable to Brookline Bancorp, Inc.	$12,401	$7,563

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2013	$757	$617,538	$64,903	$(7,915)	$(59,826)	$(1,590)	$613,867	$4,304	$618,171

Net income attributable to Brookline Bancorp, Inc.	—	—	10,422	—	—	—	10,422	—	10,422

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	422	422

Other comprehensive income	—	—	—	1,979	—	—	1,979	—	1,979

Common stock dividends of $0.085 per share	—	—	(5,964)	—	—	—	(5,964)	—	(5,964)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(805)	(805)

Compensation under recognition and retention plan	—	401	—	—	—	—	401	—	401

Common stock held by ESOP committed to be released (10,071 shares)	—	39	—	—	—	55	94	—	94

Balance at March 31, 2014	$757	$617,978	$69,361	$(5,936)	$(59,826)	$(1,535)	$620,799	$3,921	$624,720

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Three Months Ended March 31, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2012	$754	$618,429	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

Net income attributable to Brookline Bancorp, Inc.	—	—	8,813	—	—	—	8,813	—	8,813

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	427	427

Other comprehensive loss	—	—	—	(1,250)	—	—	(1,250)	—	(1,250)

Common stock dividends of $0.085 per share	—	—	(5,960)	—	—	—	(5,960)	—	(5,960)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(928)	(928)

Compensation under recognition and retention plan	—	282	—	—	—	—	282	—	282

Common stock held by ESOP committed to be released (10,563 shares)	—	—	—	—	—	57	57	—	57

Balance at March 31, 2013	$754	$618,711	$56,211	$2,233	$(62,107)	$(1,763)	$614,039	$3,211	$617,250

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP. INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$10,422	$8,813
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	422	427
Provision for credit losses	2,443	1,855
Origination of loans and leases to be sold	(652)	(12,194)
Proceeds from loans and leases sold	14,449	14,886
Proceeds from sales of other real estate owned and repossessed assets	3,879	978
Deferred income tax expense	1,261	921
Depreciation of premises and equipment	1,670	1,476
Amortization of investment securities premiums and discounts, net	698	913
Amortization of deferred loan and lease origination costs, net	2,439	2,426
Amortization of identified intangible assets	861	1,165
Accretion of acquisition fair value adjustments, net	(4,841)	(2,764)
Gains on sales of loans and leases held for sale	(602)	(298)
Gain on sales of other real estate owned and repossessed assets	(16)	(28)
Write-down of other real estate owned and repossessed assets	111	755
Gain on sale/disposals of premises and equipment, net	(1,510)	—
Compensation under recognition and retention plans	401	282
Loss from investments in affordable housing projects	504	312
ESOP shares committed to be released	94	57
Net change in:
Cash surrender value of bank-owned life insurance	(258)	(276)
Other assets	2,989	11,683
Accrued expenses and other liabilities	(5,893)	(15,781)
Net cash provided from operating activities	28,871	15,608

Cash flows from investing activities:
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	16,466	31,789
Purchases of investment securities available-for-sale	(48,516)	(40,021)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	500	—
Purchases of investment securities held-to-maturity	(500)	—
Net increase in loans and leases	(102,081)	(1,465)
Proceeds from sales of premises and equipment	1,972	—
Purchase of premises and equipment, net	(3,069)	(4,908)
Proceeds from redemption of restricted securities (FHLBB stock)	—	2,108
Net cash used for investing activities	(135,228)	(12,497)
		(Continued)

BROOKLINE BANCORP. INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	29,539	25,508
Decrease in certificates of deposit	(16,961)	(14,995)
Proceeds from FHLBB advances	220,000	729,300
Repayment of FHLBB advances	(132,128)	(759,569)
Repayment of subordinated debt	—	(3,000)
(Decrease) increase in other borrowed funds, net	(7,700)	655
Increase in mortgagors’ escrow accounts	807	877
Payment of dividends on common stock	(5,964)	(5,960)
Payment of dividends to owners of noncontrolling interest in subsidiary	(805)	(928)
Net cash provided from (used in) financing activities	86,788	(28,112)

Net decrease in cash and cash equivalents	(19,569)	(25,001)
Cash and cash equivalents at beginning of period	92,505	117,097
Cash and cash equivalents at end of period	$72,936	$92,096

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$7,747	$9,139
Income taxes	599	2,614
Non-cash investing activities:
Transfer from loans to other real estate owned	$3,686	$1,465

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

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

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.8%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 23 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency and BRI Realty Corp., operates 18 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 6 full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

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

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

In preparing these consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates based upon changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan and lease losses, the determination of fair market values of assets and liabilities, including acquired loans and leases, the review of goodwill and intangibles for impairment and the review of deferred tax assets for valuation allowances.

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not change stockholders' equity and net income reported.

(2)         Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-04, Receivables-Troubled Debt Restructurings by Creditors. This ASU provides clarification on when an in substance repossession or foreclosure occurs resulting in the creditor derecognizing the loan and recognizing the collateral. Currently, there is no definition of in substance repossession or foreclosure and physical possession in the accounting literature. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has not chosen to early adopt ASU 2014-04 and will assess the applicability of this ASU after it becomes effective and as such has not determined the impact, if any, of this ASU.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities. Currently, investments in qualified affordable housing are accounted for either by the effective yield, equity or cost method. This ASU allows for reporting entities to make a policy election on how to account for their investments. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has not chosen to early adopt ASU 2014-01 and will assess the applicability of this ASU after it becomes effective and as such has not determined the impact, if any, of this ASU.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

(3)         Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$12,099	$24	$—	$12,123
GSE CMOs	253,292	137	8,720	244,709
GSE MBSs	223,933	1,887	3,592	222,228
Private-label CMOs	2,950	119	38	3,031
SBA commercial loan asset-backed securities	236	—	2	234
Auction-rate municipal obligations	1,900	—	210	1,690
Municipal obligations	321	15	—	336
Corporate debt obligations	39,787	484	139	40,132
Trust preferred securities	1,461	—	226	1,235
Total debt securities	535,979	2,666	12,927	525,718
Marketable equity securities	1,262	100	7	1,355
Total investment securities available-for-sale	$537,241	$2,766	$12,934	$527,073

Investment securities held-to-maturity	$500	$—	$—	$500

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$12,138	$42	$—	$12,180
GSE CMOs	254,331	86	10,773	243,644
GSE MBSs	202,478	1,852	4,929	199,401
Private-label CMOs	3,258	115	18	3,355
SBA commercial loan asset-backed securities	245	—	2	243
Auction-rate municipal obligations	1,900	—	125	1,775
Municipal obligations	1,068	18	—	1,086
Corporate debt obligations	27,751	506	33	28,224
Trust preferred securities	1,461	—	251	1,210
Total debt securities	504,630	2,619	16,131	491,118
Marketable equity securities	1,259	61	10	1,310
Total investment securities available-for-sale	$505,889	$2,680	$16,141	$492,428

Investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

At March 31, 2014, the fair value of all securities available-for-sale was $527.1 million, with net unrealized losses of $10.2 million, compared to a fair value of $492.4 million and net unrealized losses of $13.5 million at December 31, 2013. At March 31, 2014, $405.6 million, or 76.9%, of the portfolio, had gross unrealized losses, compared to $383.3 million, or 77.8%, at December 31, 2013. The total gross unrealized loss at March 31, 2014 was $12.9 million, as compared to $16.1 million at December 31, 2013.

Investment Securities as Collateral

At March 31, 2014 and December 31, 2013, respectively, $406.9 million and $402.5 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and Federal Home Loan Bank of Boston (“FHLBB”) borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at March 31, 2014 and December 31, 2013 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$180,354	$5,972	$58,623	$2,748	$238,977	$8,720
GSE MBSs	128,133	2,565	16,064	1,027	144,197	3,592
Private-label CMOs	841	38	—	—	841	38
SBA commercial loan asset-backed securities	32	—	184	2	216	2
Auction-rate municipal obligations	—	—	1,690	210	1,690	210
Corporate debt obligations	17,894	139	—	—	17,894	139
Trust preferred securities	—	—	1,235	226	1,235	226
Temporarily impaired debt securities	327,254	8,714	77,796	4,213	405,050	12,927
Marketable equity securities	504	7	—	—	504	7
Total temporarily impaired investment securities	$327,758	$8,721	$77,796	$4,213	$405,554	$12,934

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At December 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$221,317	$9,861	$16,257	$912	$237,574	$10,773
GSE MBSs	121,836	3,746	13,516	1,183	135,352	4,929
Private-label CMOs	639	18	—	—	639	18
SBA commercial loan asset-backed securities	32	—	192	2	224	2
Auction-rate municipal obligations	—	—	1,775	125	1,775	125
Corporate debt obligations	5,988	33	—	—	5,988	33
Trust preferred securities	—	—	1,210	251	1,210	251
Temporarily impaired debt securities	349,812	13,658	32,950	2,473	382,762	16,131
Marketable equity securities	501	10	—	—	501	10
Total temporarily impaired investment securities	$350,313	$13,668	$32,950	$2,473	$383,263	$16,141

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

Debt Securities

The Company expects to recover its amortized cost basis on all debt securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities that were in an unrealized loss position at March 31, 2014, prior to the recovery of their amortized cost basis. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC"), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. At March 31, 2014, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $21.3 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $18.9 million at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

At March 31, 2014, the Company held GSE debentures with a total fair value of $12.1 million and a net unrealized gain of $24.0 thousand. At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million and a net unrealized gain of $42.0 thousand. At March 31, 2014, none of the four securities in this portfolio were in unrealized loss positions. At December 31, 2013, none of the five securities in this portfolio was in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government.

At March 31, 2014, the Company held GSE mortgage-related securities with a total fair value of $466.9 million and a net unrealized loss of $10.3 million. This compares to a total fair value of $443.0 million and a net unrealized gain of $13.8 million at December 31, 2013. At March 31, 2014, 85 of the 237 securities in this portfolio were in unrealized loss positions, compared to 86 of the 232 securities at December 31, 2013. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the three months ended March 31, 2014, the Company purchased $36.5 million in GSE CMOs and GSE MBSs to reinvest cash from matured securities. This compares to a total of $40.0 million during the same period in 2013.

SBA Commercial Loan Asset-Backed

At both March 31, 2014 and December 31, 2013, the Company held nine SBA securities with a total fair value of $0.2 million which approximated amortized cost. At both March 31, 2014 and December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government.

Private-Label CMOs

At March 31, 2014, the Company held private-issuer CMO-related securities with a total fair value of $3.0 million and a net unrealized gain of $0.1 million. At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At March 31, 2014, three of the eleven securities in this portfolio were in unrealized loss positions, compared to two of the eleven securities at December 31, 2013. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

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

Based on an evaluation of market factors, the estimated fair value of the auction-rate municipal obligations owned by the Company at March 31, 2014 was $1.7 million, with a corresponding net unrealized loss of $0.2 million. This compares to $1.8 million, with a corresponding net unrealized loss of $0.1 million at December 31, 2013. At March 31, 2014, and December 31, 2013, all of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

The Company owns municipal obligations with an estimated fair value of $0.3 million which approximated amortized cost at March 31, 2014. This compares to a total fair value of $1.1 million which also approximated amortized cost at December 31, 2013. At March 31, 2014 and December 31, 2013, none of the two securities in this portfolio was in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned fourteen corporate obligation securities with a total fair value of $40.1 million and total net unrealized gains of $0.3 million at March 31, 2014. This compares to eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million at December 31, 2013. At March 31, 2014 and December 31, 2013, all but one of the securities are investment grade and the non-investment grade security is currently in an unrealized gain position. At March 31, 2014, five of the fourteen securities in this portfolio were in unrealized loss positions. At December 31, 2013, two of the eleven securities in this portfolio are in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, except for one security the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At March 31, 2014, the Company owned two trust preferred securities with a total fair value of $1.2 million and total net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million at December 31, 2013. At March 31, 2014 and December 31, 2013, all of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At March 31, 2014, the Company owned marketable equity securities with a fair value of $1.4 million, including net unrealized gains of $0.1 million. This compares to a fair value of $1.3 million and net unrealized gains of $0.1 million at December 31, 2013. At both March 31, 2014 and December 31, 2013, one out of the four securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity

In March 2014, a State of Israel bond with a carrying value of $0.5 million and an interest rate payable of LIBOR plus 0.125% matured. The Company then purchased another State of Israel bond in March 2014 with a carrying value of $0.5 million and a fair value of $0.5 million. This security matures in March 2016 and carries an interest rate payable of 1.3%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Portfolio Maturities

The maturities of the investments in debt securities are as follows at the dates indicated:

	At March 31, 2014			At December 31, 2013
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$12,284	$12,317	0.67%	$13,012	$13,062	0.82%
After 1 year through 5 years	49,132	50,082	2.78%	40,204	41,187	2.90%
After 5 years through 10 years	89,530	90,082	2.03%	66,447	67,075	2.23%
Over 10 years	385,033	373,237	1.91%	384,967	369,794	1.90%
	$535,979	$525,718	1.98%	$504,630	$491,118	2.00%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$500	$500	1.99%
After 1 year through 5 years	500	500	1.30%	—	—	—%
After 5 years through 10 years	—	—	—%	—	—	—%
Over 10 years	—	—	—%	—	—	—%
	$500	$500	1.30%	$500	$500	1.99%

Actual maturities of GSE debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At March 31, 2014, issuers of debt securities with an estimated fair value of $2.9 million had the right to call or prepay the obligations, the scheduled maturities of which were after ten years. At December 31, 2013, issuers of debt securities with an estimated fair value of $3.7 million had the right to call or prepay the obligations, the scheduled maturities of which were less than one year for $0.7 million , and after ten years for $3.0 million. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

There were no security sales during the three-month period ended March 31, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2014
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,172,866	4.31%	$332,808	4.40%	$1,505,674	4.33%
Multi-family mortgage	559,598	4.14%	72,524	4.62%	632,122	4.20%
Construction	125,626	3.81%	11,053	4.43%	136,679	3.86%
Total commercial real estate loans	1,858,090	4.23%	416,385	4.44%	2,274,475	4.27%
Commercial loans and leases:
Commercial	330,592	3.67%	107,365	4.56%	437,957	3.89%
Equipment financing	506,983	7.06%	22,687	6.46%	529,670	7.03%
Condominium association	43,810	4.73%	—	—%	43,810	4.73%
Total commercial loans and leases	881,385	5.67%	130,052	4.89%	1,011,437	5.57%
Indirect automobile loans	373,965	4.84%	—	—%	373,965	4.84%
Consumer loans:
Residential mortgage	419,131	3.62%	111,216	3.91%	530,347	3.68%
Home equity	141,379	3.40%	120,457	3.87%	261,836	3.62%
Other consumer	8,300	5.29%	1,637	15.11%	9,937	6.91%
Total consumer loans	568,810	3.59%	233,310	3.97%	802,120	3.70%
Total loans and leases	$3,682,250	4.54%	$779,747	4.36%	$4,461,997	4.50%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At December 31, 2013
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,111,750	4.34%	$350,235	4.42%	$1,461,985	4.36%
Multi-family mortgage	554,555	4.19%	73,378	4.63%	627,933	4.24%
Construction	102,927	3.81%	10,778	4.37%	113,705	3.87%
Total commercial real estate loans	1,769,232	4.26%	434,391	4.46%	2,203,623	4.30%
Commercial loans and leases:
Commercial	297,684	3.68%	110,108	4.54%	407,792	3.91%
Equipment financing	485,330	7.14%	27,694	6.60%	513,024	7.11%
Condominium association	44,794	4.74%	—	—	44,794	4.74%
Total commercial loans and leases	827,808	5.77%	137,802	4.95%	965,610	5.65%
Indirect automobile loans	400,531	4.98%	—	—	400,531	4.98%
Consumer loans:
Residential mortgage	411,554	3.65%	116,631	3.93%	528,185	3.71%
Home equity	132,396	3.39%	125,065	3.88%	257,461	3.63%
Other consumer	5,532	5.98%	1,523	14.89%	7,055	7.90%
Total consumer loans	549,482	3.61%	243,219	3.98%	792,701	3.72%
Total loans and leases	$3,547,053	4.59%	$815,412	4.38%	$4,362,465	4.55%

The Company’s lending is primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 37.6% of which is in the greater New York/New Jersey metropolitan area and 62.4% of which is in other areas in the United States of America.

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance at beginning of period	$45,789	$57,812
Reclassification from nonaccretable difference for loans with improved cash flows	1,440	2,366
Accretion	(4,728)	(6,363)
Balance at end of period	$42,501	$53,815

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to credit deterioration, or if the change in cash flow is related to noncredit events. This cash flow analysis is used to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the three months ended March 31, 2014 and 2013, accretable yield adjustments totaling $1.4 million and $2.4 million, respectively, were made for

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans and leases totaled $4.6 million and $6.1 million at March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at March 31, 2014 and December 31, 2013.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance at beginning of period	$16,110	$4,083
New loans granted during the period	1,292	100
Advances on lines of credit	839	668
Repayments	(250)	(38)
Balance at end of period	$17,991	$4,813

Unfunded commitments on extensions of credit to insiders totaled $10.9 million and $11.7 million at March 31, 2014 and December 31, 2013, respectively.

Loans and Leases Pledged as Collateral

At March 31, 2014 and December 31, 2013, respectively, $1.3 billion and $1.2 billion of loans and leases were pledged as collateral for wholesale borrowing.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(551)	(289)	(210)	—	(1,050)
Recoveries	—	251	104	29	—	384
Provision (credit) for loan and lease losses	1,836	624	(75)	(84)	116	2,417
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224

	Three Months Ended March 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	—	(247)	(362)	(52)	—	(661)
Recoveries	4	82	130	26	—	242
Provision (credit) for loan and lease losses	566	1,162	(72)	77	66	1,799
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532

The liability for unfunded credit commitments, which is included in other liabilities, was $1.1 million, $1.0 million and $0.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. During the three-month periods ended March 31, 2014 and 2013, the liability for unfunded credit commitments increased by $0.1 million to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2014 and 2013.

Provision for Credit Losses

The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,836	$566
Commercial	624	1,162
Indirect automobile	(75)	(72)
Consumer	(84)	77
Unallocated	116	66
Total provision for loan and lease losses	2,417	1,799
Unfunded credit commitments	26	56
Total provision for credit losses	$2,443	$1,855

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

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

General Allowance

The general allowance for loan and lease losses was $45.9 million at March 31, 2014, compared to $44.1 million at December 31, 2013. The general portion of the allowance for loan and lease losses increased by $1.8 million during the three months ended March 31, 2014, in part as a result of growth in the commercial real estate and equipment financing portfolios partially offset by the decrease in the indirect auto portfolio.

Specific Allowance

The specific allowance for loan and lease losses was $1.3 million at March 31, 2014, compared to $1.5 million at December 31, 2013. The specific allowance decreased by $0.2 million during the three months ended March 31, 2014, largely as a result of improved expected cash flows on several impaired loans and leases.

Unallocated Allowance

The unallocated allowance for loan and lease losses was $3.0 million at March 31, 2014, compared to $2.9 million at December 31, 2013. The unallocated portion of the allowance for loan and lease losses increased by $0.1 million during the three months ended March 31, 2014, largely as a result of a change in the mix of the loan portfolio and loan growth.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company’s independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For the indirect automobile portfolio, the Company primarily relies on payment status for monitoring credit risk while for residential mortgage and home equity portfolios, loan-to-value ratios are used as the primary credit quality indicator.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Credit Quality Information

The following tables present the recorded investment in total loans in each class at March 31, 2014 by credit quality indicator.

	At March 31, 2014
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,163,032	$559,228	$125,626	$324,635	$500,261	$43,810	$8,288
OAEM	8,765	370	—	3,472	1,408	—	—
Substandard	1,069	—	—	1,052	5,300	—	12
Doubtful	—	—	—	1,433	14	—	—
Total originated	1,172,866	559,598	125,626	330,592	506,983	43,810	8,300

Acquired:
Loan rating:
Pass	316,795	65,844	10,778	96,056	22,565	—	1,621
OAEM	7,493	2,762	275	2,608	47	—	—
Substandard	8,474	3,918	—	8,502	75	—	12
Doubtful	46	—	—	199	—	—	4
Total acquired	332,808	72,524	11,053	107,365	22,687	—	1,637

Total loans	$1,505,674	$632,122	$136,679	$437,957	$529,670	$43,810	$9,937

	At March 31, 2014
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$309,945	82.9%
661-700	51,042	13.6%
660 and below	11,590	3.1%
Data not available	1,388	0.4%
Total loans	$373,965	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At March 31, 2014
	Residential Mortgage		Home Equity
	(In Thousands)	(Percent)	(In Thousands)	(Percent)
Originated:
Loan-to-value ratio:
Less than 50%	$95,056	17.9%	$81,785	31.1%
50% - 69%	148,275	28.0%	33,359	12.7%
70% - 79%	144,935	27.3%	21,614	8.3%
80% and over	26,763	5.0%	3,529	1.3%
Data not available	4,102	0.8%	1,092	0.4%
Total originated	419,131	79.0%	141,379	54.0%

Acquired:
Loan-to-value ratio:
Less than 50%	21,073	3.9%	81,382	31.1%
50% - 69%	39,220	7.4%	24,548	9.4%
70% - 79%	29,646	5.6%	13,118	5.0%
80% and over	19,533	3.7%	1,202	0.5%
Data not available	1,744	0.3%	207	0.1%
Total acquired	111,216	21.0%	120,457	46.0%

Total loans	$530,347	100.0%	$261,836	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The following tables present the recorded investment in loans in each class at December 31, 2013 by credit quality indicator.

	At December 31, 2013
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,099,108	$554,183	$102,927	$295,057	$479,811	$44,793	$5,528
OAEM	11,555	372	—	49	625	—	—
Substandard	1,087	—	—	1,078	4,817	1	4
Doubtful	—	—	—	1,500	77	—	—
Total originated	1,111,750	554,555	102,927	297,684	485,330	44,794	5,532

Acquired:
Loan rating:
Pass	332,145	69,310	10,090	96,779	27,535	—	1,509
OAEM	7,556	463	688	4,617	61	—	—
Substandard	8,645	3,605	—	8,518	98	—	14
Doubtful	1,889	—	—	194	—	—	—
Total acquired	350,235	73,378	10,778	110,108	27,694	—	1,523

Total loans	$1,461,985	$627,933	$113,705	$407,792	$513,024	$44,794	$7,055

	At December 31, 2013
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$332,140	82.9%
661-700	54,038	13.5%
660 and below	12,793	3.2%
Data not available	1,560	0.4%
Total loans	$400,531	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At December 31, 2013
	Residential Mortgage		Home Equity
	(In Thousands)	(Percent)	(In Thousands)	(Percent)
Originated:
Loan-to-value ratio:
Less than 50%	$94,500	17.9%	$75,372	29.3%
50% - 69%	149,969	28.4%	31,504	12.2%
70% - 79%	139,960	26.5%	21,161	8.2%
80% and over	22,772	4.3%	3,240	1.3%
Data not available	4,353	0.8%	1,119	0.4%
Total originated	411,554	77.9%	132,396	51.4%

Acquired:
Loan-to-value ratio:
Less than 50%	23,101	4.4%	84,272	32.7%
50% - 69%	39,298	7.4%	25,964	10.1%
70% - 79%	31,932	6.0%	13,390	5.2%
80% and over	19,870	3.8%	1,208	0.5%
Data not available	2,430	0.5%	231	0.1%
Total acquired	116,631	22.1%	125,065	48.6%

Total loans	$528,185	100.0%	$257,461	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at March 31, 2014 and December 31, 2013.

	At March 31, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$—	$906	$163	$1,069	$1,171,797	$1,172,866	$—	$1,069
Multi-family mortgage	604	—	385	989	558,609	559,598	385	—
Construction	1,055	—	—	1,055	124,571	125,626	—	—
Total commercial real estate loans	1,659	906	548	3,113	1,854,977	1,858,090	385	1,069
Commercial loans and leases:
Commercial	—	—	1,452	1,452	329,140	330,592	—	1,483
Equipment financing	2,115	394	2,301	4,810	502,173	506,983	180	4,630
Condominium association	97	—	—	97	43,713	43,810	—	—
Total commercial loans and leases	2,212	394	3,753	6,359	875,026	881,385	180	6,113
Indirect automobile	3,863	599	134	4,596	369,369	373,965	7	378
Consumer loans:
Residential mortgage	—	—	406	406	418,725	419,131	—	1,987
Home equity	200	—	18	218	141,161	141,379	—	427
Other consumer	14	2	6	22	8,278	8,300	—	12
Total consumer loans	214	2	430	646	568,164	568,810	—	2,426
Total originated loans and leases	7,948	1,901	4,865	14,714	3,667,536	3,682,250	572	9,986

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At March 31, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	2,186	871	2,532	5,589	327,219	332,808	1,787	745
Multi-family mortgage	391	—	1,050	1,441	71,083	72,524	1,050	—
Construction	275	—	—	275	10,778	11,053	—	—
Total commercial real estate loans	2,852	871	3,582	7,305	409,080	416,385	2,837	745
Commercial loans and leases:
Commercial	889	255	3,779	4,923	102,442	107,365	1,301	4,867
Equipment financing	34	31	73	138	22,549	22,687	73	3
Total commercial loans and leases	923	286	3,852	5,061	124,991	130,052	1,374	4,870
Consumer loans:
Residential mortgage	425	410	3,602	4,437	106,779	111,216	2,787	1,151
Home equity	1,737	174	839	2,750	117,707	120,457	204	1,372
Other consumer	1	1	15	17	1,620	1,637	—	16
Total consumer loans	2,163	585	4,456	7,204	226,106	233,310	2,991	2,539
Total acquired loans and leases	5,938	1,742	11,890	19,570	760,177	779,747	7,202	8,154

Total loans and leases	$13,886	$3,643	$16,755	$34,284	$4,427,713	$4,461,997	$7,774	$18,140

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At December 31, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$4,896	$1,393	$169	$6,458	$1,105,292	$1,111,750	$—	$169
Multi-family mortgage	14,400	—	—	14,400	540,155	554,555	—	—
Construction	—	—	—	—	102,927	102,927	—	—
Total commercial real estate loans	19,296	1,393	169	20,858	1,748,374	1,769,232	—	169
Commercial loans and leases:
Commercial	2,288	75	842	3,205	294,479	297,684	—	1,551
Equipment financing	867	1,558	2,031	4,456	480,874	485,330	—	4,086
Condominium association	—	—	—	—	44,794	44,794	—	1
Total commercial loans and leases	3,155	1,633	2,873	7,661	820,147	827,808	—	5,638
Indirect automobile	5,407	857	229	6,493	394,038	400,531	10	259
Consumer loans:
Residential mortgage	201	—	415	616	410,938	411,554	—	1,713
Home equity	218	—	—	218	132,178	132,396	—	462
Other consumer	11	1	4	16	5,516	5,532	—	4
Total consumer loans	430	1	419	850	548,632	549,482	—	2,179
Total originated loans and leases	28,288	3,884	3,690	35,862	3,511,191	3,547,053	10	8,245

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At December 31, 2013
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	1,221	87	4,887	6,195	344,040	350,235	3,958	929
Multi-family mortgage	327	—	1,052	1,379	71,999	73,378	1,052	—
Construction	—	409	—	409	10,369	10,778	—	—
Total commercial real estate loans	1,548	496	5,939	7,983	426,408	434,391	5,010	929
Commercial loans and leases:
Commercial	2,707	121	1,931	4,759	105,349	110,108	1,235	4,597
Equipment financing	46	41	73	160	27,534	27,694	73	29
Total commercial loans and leases	2,753	162	2,004	4,919	132,883	137,802	1,308	4,626
Consumer loans:
Residential mortgage	271	777	5,329	6,377	110,254	116,631	4,468	1,162
Home equity	1,259	552	895	2,706	122,359	125,065	117	1,525
Other consumer	6	11	4	21	1,502	1,523	—	14
Total consumer loans	1,536	1,340	6,228	9,104	234,115	243,219	4,585	2,701
Total acquired loans and leases	5,837	1,998	14,171	22,006	793,406	815,412	10,903	8,256

Total loan and leases	$34,125	$5,882	$17,861	$57,868	$4,304,597	$4,362,465	$10,913	$16,501

Commercial Real Estate Loans — At March 31, 2014, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 33.7%; multi-family mortgage loans — 14.2%; and construction loans — 3.0%.

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

Commercial Loans and Leases — At March 31, 2014, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 9.8%; equipment financing loans — 11.9%; and loans to condominium associations — 1.0%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.

Indirect Automobile Loans — At March 31, 2014, indirect automobile loans represented 8.4% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on borrowers’ credit scores (generally considered to be a good indicator of capacity to pay a loan, with the risk of loan loss increasing as credit

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

scores decrease), and on an assessment of trends in loan underwriting, loan loss experience, and the economy and industry conditions. Data are gathered on loan originations by year and the following ranges of borrower credit scores: over 700, between 661 and 700, and 660 and below. The Company’s loan policy specifies underwriting guidelines based in part on the score of the borrower and includes ceilings on the percent of loans originated that can be to borrowers with credit scores of 660 and below. The breakdown of the amounts shown in “Credit Quality Information” above is based on borrower credit scores at the time of loan origination. It is possible that the credit scores of certain borrowers may have deteriorated since the time the loan was originated. Additionally, migrations of loan charge-offs and recoveries are analyzed by year of origination. Based on that data and taking into consideration other factors such as loan delinquencies and economic conditions, projections are made as to the amount of expected losses inherent in the portfolio. The percentage of loans made to borrowers with credit scores of 660 and below was 3.1% and 3.2% at March 31, 2014 and December 31, 2013, respectively.

Consumer Loans — At March 31, 2014, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 11.9%; home equity loans — 5.9%; and other consumer loans — 0.2%.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At March 31, 2014			At December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$4,205	$4,204	$—	$2,009	$2,009	$—
Commercial	3,787	3,762	—	4,410	4,399	—
Consumer	3,818	3,807	—	989	987	—
Total originated with no related allowance recorded	11,810	11,773	—	7,408	7,395	—
With an allowance recorded:
Commercial real estate	163	163	50	1,466	1,466	184
Commercial	3,518	3,509	1,022	2,393	2,383	675
Consumer	167	166	68	2,448	2,440	323
Total originated with an allowance recorded	3,848	3,838	1,140	6,307	6,289	1,182
Total originated impaired loans and leases	15,658	15,611	1,140	13,715	13,684	1,182

(1)Includes nonaccrual loans of $8.8 million and $5.8 million at March 31, 2014 and December 31, 2013, respectively.

	At March 31, 2014			At December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	6,629	6,638	—	9,176	10,082	—
Commercial	8,134	8,335	—	6,988	7,248	—
Consumer	8,128	8,128	—	1,033	1,037	—
Total acquired with no related allowance recorded	22,891	23,101	—	17,197	18,367	—
With an allowance recorded:
Commercial real estate	4,409	4,767	71	1,274	1,291	122
Commercial	536	537	52	1,020	1,067	169
Total acquired with an allowance recorded	4,945	5,304	123	2,294	2,358	291
Total acquired impaired loans and leases	27,836	28,405	123	19,491	20,725	291

Total impaired loans and leases	$43,494	$44,016	$1,263	$33,206	$34,409	$1,473

(1)Includes nonaccrual loans of $8.0 million and $10.9 million at March 31, 2014 and December 31, 2013, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,898	$36	$2,375	$20
Commercial	3,880	8	3,292	32
Consumer	3,832	13	1,016	4
Total originated with no related allowance recorded	11,610	57	6,683	56
With an allowance recorded:
Commercial real estate	164	—	2,162	3
Commercial	3,657	24	2,679	5
Consumer	298	—	3,808	25
Total originated with an allowance recorded	4,119	24	8,649	33
Total originated impaired loans and leases	15,729	81	15,332	89

	Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Acquired:
With no related allowance recorded:
Commercial real estate	7,577	46	16,828	54
Commercial	8,221	36	7,062	29
Consumer	8,271	5	2,485	5
Total acquired with no related allowance recorded	24,069	87	26,375	88
With an allowance recorded:
Commercial real estate	4,420	37	674	—
Commercial	546	1	113	—
Total acquired with an allowance recorded	4,966	38	787	—
Total acquired impaired loans and leases	29,035	125	27,162	88

Total impaired loans and leases	$44,764	$206	$42,494	$177

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$50	$1,022	$—	$68	$—	$1,140
Collectively evaluated for impairment	24,307	14,145	3,664	2,517	3,048	47,681
Total originated loans and leases	24,357	15,167	3,664	2,585	3,048	48,821

Acquired:
Individually evaluated for impairment	—	3	—	—	—	3
Collectively evaluated for impairment	—	236	—	204		440
Acquired with deteriorated credit quality	501	138	—	321		960
Total acquired loans and leases	501	377	—	525	—	1,403

Total allowance for loan and lease losses	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224

Loans and Leases:
Originated:
Individually evaluated for impairment	$4,369	$7,305	$—	$3,985	$—	$15,659
Collectively evaluated for impairment	1,853,721	874,080	373,965	564,825	—	3,666,591
Total originated loans and leases	1,858,090	881,385	373,965	568,810	—	3,682,250

Acquired:
Individually evaluated for impairment	1,699	4,794	—	2,475	—	8,968
Collectively evaluated for impairment	139,878	87,285	—	155,516	—	382,679
Acquired with deteriorated credit quality	274,808	37,973	—	75,319	—	388,100
Total acquired loans and leases	416,385	130,052	—	233,310	—	779,747

Total loans and leases	$2,274,475	$1,011,437	$373,965	$802,120	$—	$4,461,997

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	At December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$184	$675	$—	$323	$—	$1,182
Collectively evaluated for impairment	22,336	14,056	3,924	2,414	2,932	45,662
Total originated loans and leases	22,520	14,731	3,924	2,737	2,932	46,844

Acquired:
Individually evaluated for impairment	—	3	—	—	—	3
Collectively evaluated for impairment	(54)	234	—	204		384
Acquired with deteriorated credit quality	556	252	—	434		1,242
Total acquired loans and leases	502	489	—	638	—	1,629

Total allowance for loan and lease losses	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,643	$6,634	$—	$3,438	$—	$13,715
Collectively evaluated for impairment	1,765,589	821,174	400,531	546,044	—	3,533,338
Total originated loans and leases	1,769,232	827,808	400,531	549,482	—	3,547,053

Acquired:
Individually evaluated for impairment	2,625	4,878	—	872	—	8,375
Collectively evaluated for impairment	145,057	93,565	—	162,595	—	401,217
Acquired with deteriorated credit quality	286,709	39,359	—	79,752	—	405,820
Total acquired loans and leases	434,391	137,802	—	243,219	—	815,412

Total loans and leases	$2,203,623	$965,610	$400,531	$792,701	$—	$4,362,465

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Troubled Debt Restructured Loans and Leases

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	Three Months Ended March 31, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$951	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	1	384	382	—	382	—	3	266
Residential mortgage	1	498	498		498	—	—	—
Total	3	$1,835	$1,831	$—	$880	$—	3	$266

For the three months ended March 31, 2014, there were no troubled debt restructurings in the Company’s acquired portfolio.

	Three Months Ended March 31, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$1,015	$160	$1,015	$—	—	$—
Commercial	—	—	—	—	—	—	—	—
Equipment financing	3	638	638	—	638	—	—	—
Residential mortgage	1	395	379	—	379	—	—	—
Total	5	$2,072	$2,032	$160	$2,032	$—	—	$—

For the three months ended March 31, 2013, there were no troubled debt restructurings in the Company’s acquired portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Loans with one modification:
Adjusted principal	$—	$1,394
Adjusted interest rate	880	638
Total loans with one modification	$880	$2,032

Loans with more than one modification:
Extended maturity	$951	$—
Total loans with more than one modification	$951	$—

There was no financial impact of the modification of performing and nonperforming loans and leases for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and 2013, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Premises and Equipment

In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA for $2.2 million. The carrying value of the property including land, building, and furniture, fixtures, and equipment was $0.4 million. After a cost of sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the three months ended March 31, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s unaudited consolidated statements of income.

(7)               Goodwill and Other Intangible Assets

The following table sets forth the composition of goodwill and other intangible assets at the dates indicated:

	At March 31, 2014	At December 31, 2013
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	14,937	15,777
Trade name	1,089	1,089
Trust relationship	—	21
Total other intangible assets	16,026	16,887
Total goodwill and other intangible assets	$153,916	$154,777

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at March 31, 2014 is as follows:

Remainder of 2014	$2,262
Year ending:
2015	2,868
2016	2,457
2017	1,858
2018	1,835
Thereafter	3,657
Total	$14,937

(8)               Comprehensive Income

Comprehensive income represents the sum of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2014 and March 31, 2013, the Company’s other comprehensive income include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	2,031	(52)	1,979
Balance at March 31, 2014	$(6,301)	$365	$(5,936)

	Three Months Ended March 31, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive loss	(1,250)	—	(1,250)
Balance at March 31, 2013	$2,108	$125	$2,233

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

(9)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2014 or December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company had 8 interest-rate swaps related to this program with an aggregate notional amount of $22.2 million and $22.4 million at March 31, 2014 and December 31, 2013, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2014 and December 31, 2013, and the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three months ended March 31, 2014 and December 31, 2013. Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. Gains recognized on derivatives are included in non-interest other income on the consolidated statements of income.

	At March 31, 2014		Three Months Ended March 31, 2014
	Asset Derivatives	Liability Derivatives	Gain (Loss) Recognized in Income on Derivatives (1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$789	$818	$2

	At December 31, 2013		Three Months Ended December 31, 2013
	Asset Derivatives	Liability Derivatives	Gain (Loss) Recognized in Income on Derivatives (1)
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$825	$856	$8

(1)	The amount of gain (loss) recognized in income on derivatives represents changes related to the fair value of the interest rate products.

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The Company had limited exposure relating to interest rate swaps with institutional counterparties at March 31, 2014 and December 31, 2013, as all such swaps were in a net liability position and subject to master netting agreements.

The estimated net credit risk exposure for derivative financial instruments was $29.4 thousand and $31.2 thousand at March 31, 2014 and December 31, 2013, respectively.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $2.8 million in the normal course of business at both March 31, 2014 and December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2014
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$789	$—	$789	$—	$—	$789

Liability Derivatives	$818	$—	$818	$—	$2,801	$3,619

	At December 31, 2013
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received) / Posted
	(In Thousands)
Asset Derivatives	$825	$—	$825	$—	$—	$825

Liability Derivatives	$856	$—	$856	$—	$2,811	$3,667

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

(10)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$10,422	$10,422	$8,813	$8,813

Denominator:
Weighted average shares outstanding	69,875,473	69,875,473	69,762,784	69,762,784
Effect of dilutive securities	—	108,526	—	67,846
Adjusted weighted average shares outstanding	69,875,473	69,983,999	69,762,784	69,830,630

EPS	$0.15	$0.15	$0.13	$0.13

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

(11)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2014.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$12,123	$—	$12,123
GSE CMOs	—	244,709	—	244,709
GSE MBSs	—	222,228	—	222,228
Private-label CMOs	—	3,031	—	3,031
SBA commercial loan asset-backed securities	—	234	—	234
Auction-rate municipal obligations	—	—	1,690	1,690
Municipal obligations	—	336	—	336
Corporate debt obligations	—	40,132	—	40,132
Trust preferred securities	—	1,235	—	1,235
Marketable equity securities	1,355	—	—	1,355
Total investment securities available-for-sale	$1,355	$524,028	$1,690	$527,073

Interest-rate swaps	$—	$789	$—	$789

Liabilities:
Interest-rate swaps	$—	$818	$—	$818

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$12,180	$—	$12,180
GSE CMOs	—	243,644	—	243,644
GSE MBSs	—	199,401	—	199,401
Private-label CMOs	—	3,355	—	3,355
SBA commercial loan asset-backed securities	—	243	—	243
Auction-rate municipal obligations	—	—	1,775	1,775
Municipal obligations	—	1,086	—	1,086
Corporate debt obligations	—	28,224	—	28,224
Trust preferred securities	—	1,210	—	1,210
Marketable equity securities	1,310	—	—	1,310
Total investment securities available-for-sale	$1,310	$489,343	$1,775	$492,428

Interest-rate swaps	$—	$825	$—	$825

Liabilities:
Interest-rate swaps	$—	$856	$—	$856

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, GSE residential MBSs and CMOs, private-label CMOs, municipal and corporate debt securities, and trust preferred securities, all of which are included in Level 2. Certain fair values estimated using pricing models (such as auction-rate municipal securities) are included in Level 3.

Additionally, management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with management's expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for a particular security.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Investment securities available-for-sale, beginning of period	$1,775	$2,917
Principal paydowns and other	—	(124)
Total unrealized gains included in other comprehensive income	(85)	59
Investment securities available-for-sale, end of period	$1,690	$2,852

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2014 and 2013.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$7,301	$7,301
Other real estate owned	—	—	855	855
Repossessed vehicles and equipment	—	435	—	435
	$—	$435	$8,156	$8,591

	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,099	$12,099
Other real estate owned	—	—	577	577
Repossessed vehicles and equipment	—	1,001	—	1,001
	$—	$1,001	$12,676	$13,677

Collateral-Dependent Impaired Loans and Leases

For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), or comparable sales or recent appraisals (Level 3), adjusted for selling costs and other expenses.

Other Real Estate Owned

The Company records other real estate owned at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2), or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

Repossessed Vehicles and Equipment

Repossessed vehicles and equipment are carried at estimated fair value less costs to sell based on auction pricing (Level 2).

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at March 31, 2014.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average Discount Rates
	(Dollars in Thousands)
Auction-rate municipal obligations	$1,690	Discounted cash flow	Discount rate	0-5%	4.0%
Collateral-dependent impaired loans and leases	$7,301	Appraisal of collateral (1)
Other real estate owned	$855	Appraisal of collateral (1)

(1) Fair value is generally determined through independent appraisals of the underlying collateral. The Company may also use another available source of collateral assessment to determine a reasonable estimate of the fair value of the collateral. The valuation generally includes various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

Discount rate is used as a significant unobservable input to measure the fair value measurement of auction-rate municipal obligations. Significant increases (decreases) in discount rates, in isolation would result in a significantly lower (higher) fair value measurement.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2014 and 2013

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At March 31, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	177	177	—	177	—
Loans and leases, net	4,411,773	4,424,924	—	—	4,424,924
Financial liabilities:
Certificates of deposit	917,773	921,394	—	921,394	—
Borrowed funds	892,016	895,921	—	895,921	—

At December 31, 2013
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	13,372	13,372	—	13,372	—
Loans and leases, net	4,313,992	4,552,556	—	—	4,552,556
Financial liabilities:
Certificates of deposit	934,668	938,703	—	938,703	—
Borrowed funds	812,555	815,910	—	815,910	—

Investment Securities Held-to-Maturity

The fair values of investment securities held-to-maturity are estimated using pricing models or are based on comparisons to market prices of similar securities and are considered to be Level 3.

Loans Held-for-Sale

Fair value is measured using quoted market prices when available. These assets are typically categorized as Level 1. If quoted market prices are not available, comparable market values may be utilized. These assets are typically categorized as Level 2.

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
At and for the Three Months Ended March 31, 2014 and 2013

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2014	At December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$46,753	$48,973
Commercial	132,659	143,252
Residential mortgage	10,658	8,027
Unadvanced portion of loans and leases	577,151	586,279
Unused lines of credit:
Home equity	207,994	205,665
Other consumer	6,363	6,503
Other commercial	1,317	1,035
Unused letters of credit:
Financial standby letters of credit	18,685	20,410
Performance standby letters of credit	2,989	2,989
Commercial and similar letters of credit	2,316	440
Back-to-back interest-rate swaps	22,218	22,418

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
At and for the Three Months Ended March 31, 2014 and 2013

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.1 million at March 31, 2014 and $1.0 million at December 31, 2013.
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
The fair value of interest rate swap assets and liabilities is $0.8 million and $0.8 million, respectively, at March 31, 2014. The fair value of interest rate swap assets and liabilities is $0.8 million and $0.9 million, respectively, at December 31, 2013.

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2014	3,399
Year ending:
2015	4,432
2016	4,272
2017	3,795
2018	3,157
Thereafter	12,277
Total	$31,332

The leases contain escalator clauses for real estate taxes and other expenditures. Total rental expense was $2.3 million during the three months ended March 31, 2014, which included $0.8 million in lease acceleration related to a relocation of an operations center and a closure of a branch property. This compared to $1.3 million during the three months ended March 31, 2013.

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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company’s customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued acquisition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. The Company’s multi-bank structure retains the local-bank orientation while relieving local bank management of the responsibility for most back-office functions, which are consolidated at the holding-company level. Branding and decision-making, including credit decisioning and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers.

The Company is subject to competition from other financial and non-financial institutions and is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered member bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island

Department of Business Regulation. The FDIC continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, all Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data

The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Net income — Basic	$0.15	$0.11	$0.14	$0.14	$0.13
Book value per share (end of period)	8.88	8.79	8.80	8.76	8.80
Tangible book value per share (end of period) (1)	6.68	6.57	6.57	6.51	6.53
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085
Stock price (end of period)	9.42	9.55	9.40	8.68	9.14

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.82%	3.54%	3.56%	3.78%	3.70%
Return on average assets	0.78%	0.58%	0.73%	0.74%	0.70%
Return on average tangible assets (1)	0.80%	0.60%	0.75%	0.76%	0.72%
Return on average stockholders’ equity	6.70%	4.95%	6.15%	6.16%	5.72%
Return on average tangible stockholders' equity (1)	8.92%	6.61%	8.27%	8.28%	7.70%
Dividend payout ratio (1)	57.23%	77.88%	63.26%	62.75%	67.63%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.06%	0.16%	0.06%	0.06%	0.04%
Nonperforming loans and leases as a percentage of total loans and leases	0.41%	0.38%	0.36%	0.42%	0.52%
Nonperforming assets as a percentage of total assets	0.36%	0.34%	0.32%	0.37%	0.45%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.11%	1.08%	1.05%	1.02%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.33%	1.32%	1.31%	1.34%	1.34%

CAPITAL RATIOS
Stockholders’ equity to total assets	11.46%	11.53%	11.74%	11.87%	12.02%
Tangible equity ratio (1)	8.87%	8.88%	9.03%	9.10%	9.20%

FINANCIAL CONDITION DATA
Total assets	$5,418,785	$5,325,106	$5,236,229	$5,150,480	$5,110,378
Total loans and leases	4,461,997	4,362,465	4,299,477	4,205,015	4,173,985
Allowance for loan and lease losses	50,224	48,473	46,390	44,281	42,532
Goodwill and identified intangible assets	153,916	154,777	155,905	157,058	158,235
Total deposits	3,847,650	3,835,006	3,737,978	3,656,981	3,626,033
Total borrowed funds	892,016	812,555	828,802	830,066	820,447
Stockholders’ equity	620,799	613,867	614,811	611,284	614,039

EARNINGS DATA
Net interest income	$47,734	$43,774	$43,412	$45,363	$43,669
Non-interest income	5,124	3,907	3,453	3,138	3,327
Provision for credit losses	2,443	3,887	2,748	2,439	1,855
Non-interest expense	33,576	31,320	29,553	30,815	30,772
Net income	10,422	7,654	9,429	9,490	8,813

(1)	Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Executive Overview

Growth

Total assets of $5.4 billion at March 31, 2014 increased $93.7 million, or 7.0%, on an annualized basis from $5.3 billion at December 31, 2013.

The loan and lease portfolio increased $99.5 million, or 9.1%, on an annualized basis to $4.5 billion at March 31, 2014 from $4.4 billion at December 31, 2013. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which total $3.3 billion, or 73.6% of total loans and leases at March 31, 2014, increased $116.7 million, or 14.7% on an annualized basis, from $3.2 billion, or 72.6% of total loans and leases at December 31, 2013. Loan growth in the Company’s commercial loan portfolios was offset by a $26.6 million decrease in the indirect automobile portfolio during the same period.

Total deposits of $3.8 billion at March 31, 2014 increased slightly from December 31, 2013. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 4.1% annualized rate during the first three months of 2014. The Company’s core deposits increased as a percentage of total deposits to 76.1% at March 31, 2014 from 75.6% at December 31, 2013.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.13% at March 31, 2014, compared to 1.11% at December 31, 2013. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.33% at March 31, 2014 as compared with 1.32% at December 31, 2013. The Company continued to employ its historical underwriting methodology throughout the three-month period ended March 31, 2014 and continued to calculate its allowance for loan and lease losses on a historically consistent basis.

Nonperforming assets at March 31, 2014 totaled $19.4 million or 0.36% of total assets, as compared with $18.1 million, or 0.34% of total assets, at December 31, 2013. Net charge-offs for the three months ended March 31, 2014 were $0.7 million, or 0.06% annualized of average loans and leases, compared to 0.04% annualized for the three months ended March 31, 2013.

Capital Strength

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.33% at March 31, 2014, compared to 9.36% at December 31, 2013. The ratio of stockholders’ equity to total assets was 11.46% and 11.53% at March 31, 2014 and December 31, 2013, respectively. The Company's tangible equity ratio was 8.87% and 8.88% at March 31, 2014 and December 31, 2013, respectively.

Net Income

For the three months ended March 31, 2014, the Company reported net income of $10.4 million, or $0.15 per basic and diluted share, up $1.6 million, or 18.3%, from $8.8 million, or $0.13 per basic and diluted share, for the three months ended March 31, 2013. This increase in net income is primarily the result of an increase in net interest income of $4.1 million, an increase in non-interest income of $1.8 million, offset by an increase in non-interest expense of $2.8 million, an increase in provision for income taxes of $0.9 million and an increase in the provision for credit losses of $0.5 million.

The annualized return on average assets was 0.78% for the three months ended March 31, 2014, compared to 0.70% for the three months ended March 31, 2013. The annualized return on average stockholders’ equity was 6.70% for the three months ended March 31, 2014, compared to 5.72% for the three months ended March 31, 2013.

Net interest margin was 3.82% for the three months ended March 31, 2014, compared to 3.70% for the three months ended March 31, 2013. The yield on interest-earning assets remained the same at 4.38% during the first quarter of 2014 and 2013. The Company’s overall cost of funds (including non-interest-bearing demand checking accounts) decreased 13 basis points, to 0.60% for the three months ended March 31, 2014 from 0.73% for the three months ended March 31, 2013. The Company’s net interest margin will likely continue to be under pressure due to competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds.

Provisions for credit losses were $2.4 million and $1.9 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Non-interest income totaled $5.1 million for the three months ended March 31, 2014, compared to $3.3 million for the three months ended March 31, 2013. The increase of $1.8 million is primarily attributable to a net $1.5 million gain on the sales/disposals of fixed asset. This increase is further discussed under “Results of Operations — Non-Interest Income” below.

Non-interest expense totaled $33.6 million for the three months ended March 31, 2014, compared to $30.8 million for the three months ended March 31, 2013. The increase of $2.8 million is primarily attributable to a $1.7 million increase in compensation and employee benefits and a $1.3 million increase in occupancy expense. This increase is further discussed under “Results of Operations — Non-Interest Expense” below.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2013 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, and income tax accounting as the Company’s most critical accounting policies.

Non-GAAP Financial Measures and Reconciliations to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earning metrics, the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases, the tangible equity ratio, tangible book value per share and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position.

Operating earnings exclude compensation-related and other expenses from net income, which allows the Company to measure and assess financial results on a more consistent basis from period to period. In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

The following table summarizes the Company’s operating earnings, operating earnings per share (“EPS”), operating return on average assets, and operating return on average stockholders' equity for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$10,422	$7,654	$8,813
Adjustments to arrive at operating earnings:
Compensation-related expenses	—	911	—
Tax effect	—	(316)	—
Total adjustments, net of tax	—	595	—
Operating earnings	$10,422	$8,249	$8,813

Basic earnings per share, as reported	$0.15	$0.11	$0.13
Adjustments to arrive at basic operating earnings per share:
Compensation-related expenses	—	0.01	—
Total adjustments per share	—	0.01	—
Basic operating earnings per share	$0.15	$0.12	$0.13

Average total assets	$5,361,717	$5,287,482	$5,071,163
Operating return on average assets (annualized)	0.78%	0.62%	0.70%

Average total stockholders’ equity	$621,764	$618,385	$616,627
Operating return on average stockholders’ equity (annualized)	6.70%	5.34%	5.72%

The following table summarizes the Company’s return on average tangible assets and return on average stockholders’ equity:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)
Net income, as reported	$10,422	$7,654	$8,813

Average total assets	$5,361,717	$5,287,482	$5,071,163
Less: Average goodwill and average identified intangible assets, net	154,447	155,439	158,949
Average tangible assets	$5,207,270	$5,132,043	$4,912,214

Return on average tangible assets (annualized)	0.80%	0.60%	0.72%

Average total stockholders’ equity	$621,764	$618,385	$616,627
Less: Average goodwill and average identified intangible assets, net	154,447	155,439	158,949
Average tangible stockholders’ equity	$467,317	$462,946	$457,678

Return on average tangible stockholders’ equity (annualized)	8.92%	6.61%	7.70%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share at the dates indicated:

	At March 31, 2014	At December 31, 2013	At March 31, 2013
	(Dollars in Thousands)
Total stockholders’ equity	$620,799	$613,867	$614,039
Less: Goodwill and identified intangible assets, net	153,916	154,777	158,235
Tangible stockholders’ equity	$466,883	$459,090	$455,804

Total assets	$5,418,785	$5,325,106	$5,110,378
Less: Goodwill and identified intangible assets, net	153,916	154,777	158,235
Tangible assets	$5,264,869	$5,170,329	$4,952,143

Tangible equity ratio	8.87%	8.88%	9.20%

	At March 31, 2014	At December 31, 2013	At March 31, 2013
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$466,883	$459,090	$455,804

Common shares issued	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	5,171,985	5,171,985	5,373,733
Less: Unallocated ESOP shares	281,595	291,666	323,355
Less: Unvested restricted shares	408,651	409,068	277,510
Common shares outstanding	69,882,214	69,871,726	69,769,847

Tangible book value per share	$6.68	$6.57	$6.53

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)
Dividends paid	$5,964	$5,961	$5,960

Net income, as reported	$10,422	$7,654	$8,813

Dividend payout ratio	57.23%	77.88%	67.63%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	At March 31, 2014	At December 31, 2013	At March 31, 2013
	(Dollars in Thousands)
Allowance for loan and lease losses	$50,224	$48,473	$42,532
Less: Allowance for acquired loan and lease losses	1,404	1,632	—
Allowance for originated loan and lease losses	$48,820	$46,841	$42,532

Total loans and leases	$4,461,997	$4,362,465	$4,173,985
Less: Total acquired loans and leases	779,747	815,412	997,988
Total originated loans and leases	$3,682,250	$3,547,053	$3,175,997

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.33%	1.32%	1.34%

Financial Condition

Loans and Leases

The Company continues to focus strategically on growing its commercial loan portfolios. To this end, these portfolios increased from $3.2 billion at December 31, 2013 to $3.3 billion at March 31, 2014, and from 72.6% of total loans and leases to 73.6% of total loans and leases during the same period. Concomitantly, the Company has elected to allow the indirect automobile portfolio to decrease as a percentage of total loans and leases rather than originate loans at unfavorable interest rates.

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At March 31, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,505,674	33.7%	$1,461,985	33.5%
Multi-family mortgage	632,122	14.2%	627,933	14.4%
Construction	136,679	3.0%	113,705	2.6%
Total commercial real estate loans	2,274,475	50.9%	2,203,623	50.5%
Commercial loans and leases:
Commercial	437,957	9.8%	407,792	9.3%
Equipment financing	529,670	11.9%	513,024	11.8%
Condominium association	43,810	1.0%	44,794	1.0%
Total commercial loans and leases	1,011,437	22.7%	965,610	22.1%
Indirect automobile	373,965	8.4%	400,531	9.2%
Consumer loans:
Residential mortgage	530,347	11.9%	528,185	12.1%
Home equity	261,836	5.9%	257,461	5.9%
Other consumer	9,937	0.2%	7,055	0.2%
Total consumer loans	802,120	18.0%	792,701	18.2%
Total loans and leases	4,461,997	100.0%	4,362,465	100.0%
Allowance for loan and lease losses	(50,224)		(48,473)
Net loans and leases	$4,411,773		$4,313,992

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2014:

	At March 31, 2014	At December 31, 2013	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,274,475	$2,203,623	$70,852	12.9%
Commercial	1,011,437	965,610	45,827	19.0%
Indirect automobile	373,965	400,531	(26,566)	-26.5%
Consumer	802,120	792,701	9,419	4.8%
Total loans and leases	$4,461,997	$4,362,465	$99,532	9.1%

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

Commercial Real Estate Loans

The commercial real estate portfolio of $2.3 billion at March 31, 2014 is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 50.9% of total loans and leases outstanding at March 31, 2014. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

The Company's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, multi-family and commercial real estate mortgage lending has been a significant part of the Company's activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of the Company's borrowers have more than one multi-family or commercial real estate loan outstanding with the Company.

Over 99% of the commercial real estate loans outstanding at March 31, 2014 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($647.2 million), office buildings ($506.8 million), retail stores ($448.7 million), industrial properties ($262.1 million) and mixed-use properties ($173.2 million).

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

Commercial Loans and Leases

The commercial loan and lease portfolio of $1.0 billion at March 31, 2014 is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 22.7% of total loans outstanding at March 31, 2014. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Over 53% of the commercial loans outstanding at March 31, 2014 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance coin-operated laundry, dry cleaning, fitness, and convenience store equipment and most recently, tow trucks. As of March 31, 2014, the balance of loans to finance the tow truck industry had reached $123.0 million, compared to $114.0 million at December 31, 2013. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to ten-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.

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

Indirect Automobile Loans

The indirect automobile loan portfolio of $374.0 million at March 31, 2014 represented 8.4% of total loans outstanding at March 31, 2014. Indirect automobile loans are down from $400.5 million at December 31, 2013. Although automobile sales continue to be robust through the first three months of 2014, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e. from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.

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

The Company’s indirect automobile loan policy limits origination of loans with credit scores of 660 or below to 5% of monthly indirect loan originations. At March 31, 2014, loans with credit scores of 660 or below were 3.1% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 749. See the subsection “Results of Operations —Provision for Credit Losses” appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

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

Consumer Loans

The consumer loan portfolio of $802.1 million at March 31, 2014 is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.0% of total loans outstanding at March 31, 2014. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At March 31, 2014, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At March 31, 2014, originated other consumer loans equaled $8.3 million or 0.2% of total originated loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At March 31, 2014, the Company had $57.3 million of total assets, including acquired assets that were designated as criticized. This compares to $57.5 million of assets that were designated as criticized at December 31, 2013. See Note 5, “Allowance for Loan and Lease Losses”, to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

Nonperforming Assets

“Nonperforming assets” consist of nonperforming loans and leases, other real estate owned (“OREO”) and other repossessed assets. Under certain circumstances, the Company may restructure the terms of a loan or lease as a concession to a borrower, except for acquired loans and leases which are individually evaluated against expected performance on the date of acquisition. These restructured loans and leases are generally considered “nonperforming loans and leases” until a history of collection of at least six months on the restructured terms of the loan or lease has been established. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Other repossessed assets consist of assets that have been acquired through foreclosure that are not real estate and are included in other assets on the Company’s unaudited consolidated balance sheets.

The following table sets forth information regarding nonperforming assets at the dates indicated

	At March 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$1,814	$1,098
Commercial	6,350	6,148
Equipment financing	4,633	4,115
Condominium association	—	1
Indirect automobile	378	259
Residential mortgage	3,138	2,875
Home equity	1,799	1,987
Other consumer	28	18
Total nonaccrual loans and leases	18,140	16,501
Other real estate owned	855	577
Other repossessed assets	435	1,001
Total nonperforming assets	$19,430	$18,079

Loans and leases past due greater than 90 days and still accruing	$7,774	$10,913

Total nonperforming loans and leases as a percentage of total loans and leases	0.41%	0.38%
Total nonperforming assets as a percentage of total assets	0.36%	0.34%
Total delinquent loans and leases greater than 90 days past due as a percentage of total loans and leases	0.38%	0.41%

Total nonperforming assets, which are composed of nonaccrual loans and leases, other real estate owned and other repossessed assets, increased from $18.1 million at December 31, 2013 to $19.4 million at March 31, 2014.  From December 31, 2013 to March 31, 2014, nonaccrual loans and leases increased $0.7 million (65.2%) in commercial real estate mortgage, $0.2 million (3.3%) in commercial, $0.5 million (12.6%) in equipment financing, $0.3 million (9.1%) in residential mortgage and $0.1 million (45.9%) in indirect automobile. The increases in nonaccrual loans were slightly offset by a decrease of $0.2 million (9.5%) in home equity nonaccrual loans. The $1.6 million increase in nonaccrual loans was, in part, driven by three (one commercial real estate and two equipment financing) loans being placed on nonaccrual as of March 31, 2014.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$11,532	$12,759
On nonaccrual	6,764	5,589
Total troubled debt restructurings	$18,296	$18,348

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended March 31,
	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$18,348	$17,200
Additions	880	1,894
Repayments	(737)	(15)
Other reductions (1)	(195)	(1,749)
Balance at end of period	$18,296	$17,330
(1) Other reductions include transfers to OREO and change in TDR status.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss. During the quarter ended March 31, 2014, no changes were made to allowance methodology nor were any of the assumptions changed.

The process to determine the allowance for loan and lease losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolios and the effect of relevant internal and external factors. While management evaluates currently available information in establishing the allowance for loan and lease losses, future adjustments to the allowance for loan and lease losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Management performs a comprehensive review of the allowance for loan and lease losses on a quarterly basis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan and lease losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for descriptions of how management determines the balance of the allowance for loan and lease losses for each portfolio and class of loans.

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2014 and 2013.

	At and for the Three Months Ended March 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(551)	(289)	(210)	—	(1,050)
Recoveries	—	251	104	29	—	384
Provision (credit) for loan and lease losses	1,836	624	(75)	(84)	116	2,417
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224

Total loans and leases	$2,274,475	$1,011,437	$373,965	$802,120	N/A	$4,461,997
Allowance for loan and lease losses as a percentage of total loans and leases	1.09%	1.54%	0.98%	0.39%	N/A	1.13%

	At and for the Three Months Ended March 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	—	(247)	(362)	(52)	—	(661)
Recoveries	4	82	130	26	—	242
Provision (credit) for loan and lease losses	566	1,162	(72)	77	66	1,799
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532

Total loans and leases	$2,001,061	$891,525	$510,954	$770,445	N/A	$4,173,985
Allowance for loan and lease losses as a percentage of total loans and leases	1.03%	1.31%	0.98%	0.34%	N/A	1.02%

The allowance for loan and lease losses was $50.2 million at March 31, 2014 or 1.13% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $48.5 million or 1.11% of total loans and leases outstanding at December 31, 2013, and an allowance for loan and lease losses of $42.5 million or 1.02% of total loans and leases outstanding at March 31, 2013. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2013 to March 31, 2014 is due to loan growth of 99.5 million during the first three months of 2014. The allowance for loan and lease losses related to originated loans and leases represents 1.33%, 1.32% and 1.34% of originated loans and leases at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $24.9 million at March 31, 2014 or 1.09% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $23.0 million or 1.04% of total commercial real estate loans outstanding at December 31, 2013. Specific reserves on commercial real estate loans decreased from $0.3 million to $0.1 million from December 31, 2013 to March 31, 2014. Excluding balances in acquired loan portfolios, the allowance for commercial real estate loan losses as a percentage of total commercial real estate loans outstanding increased to 1.07% at March 31, 2014 from 1.02% at December 31, 2013.

The $1.9 million increase in the allowance for commercial real estate loan losses during the first three months of 2014 was primarily driven by originated loan growth of $88.9 million, or 20.1% on an annualized basis, from December 31, 2013. The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.46% at March 31, 2014 from 1.63% at December 31, 2013. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.06% at March 31, 2014 from 0.01% at December 31, 2013.

As a percentage of average commercial real estate loans, annualized net charge-offs for the three-month periods ended March 31, 2014 and March 31, 2013 were negligible. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $15.5 million or 1.54% of total commercial loans and leases outstanding at March 31, 2014, as compared to $15.2 million or 1.58% at December 31, 2013.  Specific reserves on commercial loans and leases increased from $0.8 million at December 31, 2013 to $1.1 million at March 31, 2014. Excluding balances in acquired loan portfolios, the allowance for commercial loan and lease losses as a percentage of total commercial loans and leases outstanding decreased to 1.50% at March 31, 2014 from 1.53% at December 31, 2013.

The $0.3 million increase in the allowance for commercial loan and lease losses during the first three months of 2014 was primarily driven by originated loan growth of $53.6 million, or 25.9% on an annualized basis, from December 31, 2013 and the addition of $0.1 million in allowances for post-acquisition deterioration in certain commercial loan and lease portfolios. The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.38% at March 31, 2014 as compared to 2.24% at December 31, 2013. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 0.69% at March 31, 2014 from 0.68% at December 31, 2013.

Net charge-offs in the commercial loan and lease portfolio for the three-month periods ended March 31, 2014 and March 31, 2013 were $0.3 million and $0.2 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2014 and March 31, 2013 were 0.10% and 0.08%, respectively. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $3.7 million or 0.98% of total indirect automobile loans outstanding at March 31, 2014, compared to $3.9 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2013.  There were no loans individually evaluated for impairment in the indirect automobile portfolio at March 31, 2014. The $0.2 million decrease in the allowance for indirect automobile loan losses was primarily a result of declines in loans outstanding, which decreased $26.6 million from $400.5 million at December 31, 2013 to $374.0 million at March 31, 2014.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased slightly to 3.1% at March 31, 2014 from 3.2% at December 31, 2013. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased slightly to 0.10% at March 31, 2014 compared to 0.06% at December 31, 2013.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended March 31, 2014 and 2013 was $0.2 million. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2014 and March 31, 2013 were 0.19% and 0.18% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.1 million or 0.39% of total consumer loans and leases outstanding at March 31, 2014 as compared to $3.4 million or 0.43% at December 31, 2013. The reserve for loans individually evaluated for impairment at March 31, 2014 was $0.1 million on loan balances of $6.5 million, compared to $0.3 million on loan balances of $4.3 million at December 31, 2013. Excluding balances in acquired loan portfolios, the allowance for consumer losses as a percentage of total consumer loans outstanding was 0.32% at March 31, 2014, compared to 0.35% at December 31, 2013.

The $0.3 million decrease in the allowance for consumer loans during the first three months of 2014 was primarily driven by the decrease in allowance on loans individually evaluated for impairment due to better than expected performance and cash flows. The ratio of residential and home equity loans with loan-to-value ratios greater than 80% increased to 6.44% of total residential and home equity loans at March 31, 2014 from 4.78% at December 31, 2013. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.43% at March 31, 2014 from 0.40% at December 31, 2013.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at March 31, 2014. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three-month periods ended March 31, 2014 and March 31, 2013 were less than $0.2 million in both periods. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2014 and March 31, 2013 were 0.1%. See the “Results of Operations—Provision for Credit Losses” section below for additional information.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management. Causes of losses outside the normal course of business include, but are not limited to, fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors. The unallocated allowance for loan and lease losses was $3.0 million at March 31, 2014, compared to $2.9 million at December 31, 2013.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2014			At December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$16,234	32.3%	33.7%	$14,883	30.7%	33.5%
Multi-family	4,823	9.6%	14.2%	4,890	10.1%	14.4%
Construction	3,801	7.6%	3.0%	3,249	6.7%	2.6%
Total commercial real estate loans	24,858	49.5%	50.9%	23,022	47.5%	50.5%
Commercial loans and leases:
Commercial	8,790	17.5%	9.8%	6,724	13.9%	9.3%
Equipment financing	6,425	12.8%	11.9%	8,161	16.8%	11.8%
Condominium association	329	0.6%	1.0%	335	0.7%	1.0%
Total commercial loans and leases	15,544	30.9%	22.7%	15,220	31.4%	22.1%
Indirect automobile	3,664	7.3%	8.4%	3,924	8.1%	9.2%
Consumer loans:
Residential mortgage	1,420	2.8%	11.9%	1,431	3.0%	12.1%
Home equity	1,604	3.2%	5.9%	1,324	2.7%	5.9%
Other consumer	86	0.2%	0.2%	620	1.3%	0.2%
Total consumer loans	3,110	6.2%	18.0%	3,375	7.0%	18.2%
Unallocated	3,048	6.1%	0.0%	2,932	6.0%	0.0%
Total	$50,224	100.0%	100.0%	$48,473	100.0%	100.0%

Investments

The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Securities available-for-sale are utilized as part of the Company’s asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.

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

Cash, cash equivalents, and investment securities increased $15.1 million, or 2.6%, since December 31, 2013. Cash, cash equivalents, and investment securities were 11.1% of total assets at March 31, 2014, compared to 11.0% of total assets at December 31, 2013.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At March 31, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$12,099	$12,123	$12,138	$12,180
GSE CMOs	253,292	244,709	254,331	243,644
GSE MBSs	223,933	222,228	202,478	199,401
Private-label CMOs	2,950	3,031	3,258	3,355
SBA commercial loan asset-backed securities	236	234	245	243
Auction-rate municipal obligations	1,900	1,690	1,900	1,775
Municipal obligations	321	336	1,068	1,086
Corporate debt obligations	39,787	40,132	27,751	28,224
Trust preferred securities	1,461	1,235	1,461	1,210
Total debt securities	535,979	525,718	504,630	491,118
Marketable equity securities	1,262	1,355	1,259	1,310
Total investment securities available-for-sale	$537,241	$527,073	$505,889	$492,428

Investment securities held-to-maturity	$500	$500	$500	$500

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities that are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, and trust preferred securities, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as auction-rate municipal securities) and are included in Level 3.

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

Maturities, calls and principal repayments totaled $17.0 million for the three months ended March 31, 2014 compared to $31.8 million for the same period in 2013. During the three months ended March 31, 2014, the Company purchased $48.5 million of available-for-sale securities and $0.5 million of held-to-maturity securities compared to $40.0 million of available-for-sale securities and no held-to-maturity securities for the same period in 2013. During the three months ended March 31, 2014 and March 31, 2013 the Company did not sell any available-for-sale or held-to-maturity securities.

At March 31, 2014, the fair value of all securities available-for-sale was $527.1 million, with net unrealized losses of $10.2 million, compared to a fair value of $492.4 million and net unrealized losses of $13.5 million at December 31, 2013. At March 31, 2014, $405.6 million, or 76.9%, of the portfolio, had gross unrealized losses of $12.9 million. This compares to $383.3 million, or 77.8% of the portfolio with gross unrealized losses of $16.1 million at December 31, 2013. The decrease in unrealized losses over the first three months of 2014 was driven by decreases in interest rates. Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the securities before recovery, and, as a result, it will recover the amortized cost basis of the securities. As such, management has determined that the securities are not other-than-temporarily impaired at March 31, 2014. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 10, “Fair Value of Financial Instruments”.

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the Federal Reserve System. At March 31, 2014 and December 31, 2013, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.0 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $6.5 million which allows for additional borrowing capacity at each Bank. At March 31, 2014 and December 31, 2013, the Company owned stock in the FHLBB with a carrying value of $50.1 million. The FHLBB stated that it remained in compliance with all regulatory capital ratios at March 31, 2014 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At March 31, 2014			At December 31, 2013
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$682,383	17.7%	0.00%	$707,023	18.4%	0.00%

NOW accounts	212,877	5.5%	0.07%	210,602	5.5%	0.07%
Savings accounts	517,327	13.5%	0.24%	494,734	12.9%	0.25%
Money market accounts	1,517,290	39.4%	0.51%	1,487,979	38.8%	0.54%
Certificate of deposit accounts	917,773	23.9%	0.89%	934,668	24.4%	0.91%
Total interest-bearing deposits	3,165,267	82.3%	0.55%	3,127,983	81.6%	0.57%
Total deposits	$3,847,650	100.0%	0.45%	$3,835,006	100.0%	0.47%

Total deposits remained flat at $3.8 billion at March 31, 2014 as compared to December 31, 2013. Deposits as percentage of total assets decreased slightly from 72.0% at December 31, 2013 to 71.0% at March 31, 2014. During the first three months of 2014, core deposits increased $29.5 million, or 4.1% on an annualized basis, rising from 75.6% of total deposits at December 31, 2013 to 76.1% of total deposits at March 31, 2014. Certificate of deposit accounts decreased $16.9 million, or 7.2% on an annualized basis, during the first three months of 2014. Certificates of deposit have also fallen as a percentage of total deposits from 24.4% at December 31, 2013 to 23.9% at March 31, 2014.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$698,462	18.2%	0.00%	$607,878	16.8%	0.00%
NOW accounts	206,226	5.4%	0.08%	190,320	5.3%	0.11%
Savings accounts	508,555	13.2%	0.24%	514,383	14.3%	0.27%
Money market accounts	1,505,992	39.1%	0.53%	1,294,593	35.8%	0.65%
Total core deposits	2,919,235	75.9%	0.32%	2,607,174	72.2%	0.38%
Certificate of deposit accounts	927,199	24.1%	0.87%	1,002,602	27.8%	0.96%
Total deposits	$3,846,434	100.0%	0.45%	$3,609,776	100.0%	0.54%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At March 31, 2014		At December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$182,655	0.71%	$181,598	0.70%
Over six months through 12 months	137,330	0.83%	139,154	0.86%
Over 12 months	101,651	1.29%	103,937	1.32%
	$421,636	0.89%	$424,689	0.91%

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

FHLBB borrowings increased $87.1 million to $855.9 million at March 31, 2014 from the December 31, 2013 balance of $768.8 million. The increase in FHLBB borrowings was primarily due to loan growth outpacing deposit growth during the first three months of 2014.

The following table sets forth certain information regarding FHLBB advances for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Average balance outstanding	$803,729	$753,270
Maximum amount outstanding at any month-end during the period	855,915	778,280
Balance outstanding at end of period	855,915	759,675
Weighted average interest rate for the period	1.28%	1.59%
Weighted average interest rate at end of period	1.18%	1.46%

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $7.7 million during the three months ended March 31, 2014, from $34.6 million to $26.9 million as customers shifted funds into other deposit products.

Subordinated Debt

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. In the first quarter of 2013, the Company repaid $3.0 million in subordinated debt before the scheduled maturity in 2031 given the fixed, high cost of the borrowing. The remaining two subordinated debentures are summarized below:

				Carrying Amount at March 31, 2014	Carrying Amount at December 31, 2013
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2014	$4,673	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 17, 2014	$4,509	$4,497

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2014 or December 31, 2013. The following table summarizes certain information concerning the Company’s interest-rate swaps at March 31, 2014 and at December 31, 2013:

	Interest-Rate Swaps
	At March 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Notional principal amounts	$22,218	$22,418
Fixed weighted average interest rate from customer to counterparty	5.7%	5.7%
Floating weighted average rate from counterparty	3.4%	3.5%
Weighted average remaining term to maturity (in months)	44	47
Fair value:
Recognized as an asset	$789	$825
Recognized as a liability	$818	$856

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $620.8 million at March 31, 2014, a $6.9 million increase compared to $613.9 million at December 31, 2013. The increase primarily reflects net income attributable to the Company of $10.4 million for the three months ended March 31, 2014, an unrealized gain on securities available-for-sale of $2.0 million (after-tax), offset by dividends paid of $6.0 million in that same period. The dividends paid in the first quarter of 2014 represented the Company’s 60th consecutive quarter of dividend payments, and the 48th consecutive quarter in which the Company paid a regular dividend of $0.085.

Stockholders’ equity represented 11.46% of total assets at March 31, 2014, as compared to 11.53% at December 31, 2013. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.87% of tangible assets (total assets less goodwill and identified intangible assets, net) at March 31, 2014, as compared to 8.88% at December 31, 2013.

Results of Operations — Comparison of the Three-Month Periods Ended March 31, 2014 and March 31, 2013

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

Result Summary

Selected income statement data and operating ratios are presented in the table below for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Income statement data:
Net interest income	$47,734	$43,669
Non-interest income	5,124	3,327
Non-interest expense	33,576	30,772
Net income	10,422	8,813
Operating ratios:
Interest-rate spread (1) (6)	3.67%	3.54%
Net interest margin (2) (6)	3.82%	3.70%
Return on average assets (3) (6)	0.78%	0.70%
Efficiency ratio (4) (6)	63.52%	65.48%
Return on average stockholders’ equity (5) (6)	6.70%	5.72%

(1)     Calculated by subtracting cost of interest-bearing liabilities from yield on interest-earning assets.
(2)    Calculated as a fully taxable equivalent by dividing annualized net interest income by average interest-earning assets.
(3)    Calculated by dividing annualized net income by average total assets.
(4)    Calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.
(5)    Calculated by dividing annualized net income applicable to common shares by average common stockholders’ equity.
(6)    Non-GAAP performance measure.

Net Interest Income

Net interest income of $47.7 million for the quarter ended March 31, 2014 increased $4.0 million, or 9.3%, as compared to the first quarter of 2013. This overall increase on year-over-year basis was a result of increases in total interest income of $3.1 million, or 6.0%, to $54.7 million at March 31, 2014 from $51.6 million at March 31, 2013, combined with a decrease in interest expense of $0.9 million, or 12.4%, to $7.0 million at March 31, 2014 from $7.9 million at March 31, 2013. Refer to “Comparison of the Three-Month Period Ended March 31, 2014 and March 31, 2013 — Interest Income” and “Comparison of the Three-Month Period Ended March 31, 2014 and March 31, 2013 — Interest Expense” below for more details.

Net interest margin increased from 3.70% in the first quarter of 2013 to 3.82% in the first quarter of 2014. The increase in net interest income was mainly driven by a volume increase in loans and leases, a rate decrease in deposit and FHLBB advances, offset by a rate decrease in loans and leases.

The yield on interest-earning assets remained the same at 4.38% during the first quarter of 2014 and 2013. Accretion on acquired loans and leases, deposits and borrowed funds of $5.0 million contributed 40 basis points to yields on interest-earning assets during the first quarter of 2014, compared to $1.1 million and 10 basis points in the first quarter of 2013. The increase was due to a reforecast of one acquired equipment financing pool and improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases.

The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 13 basis points to 0.60% for the three months ended March 31, 2014 from 0.73% for the three months ended March 31, 2013. The Company’s reduction in interest rates offered on money market accounts and certificates of deposit as well as the reduction in wholesale borrowing costs contributed significantly to the reduction in funding costs. Accretion on acquired certificates of deposit and other funding sources of $0.8 million and $1.1 million contributed 8 basis points and 12 basis points to reductions in the costs of funds for the three months ended March 31, 2014 and 2013, respectively.

Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment; ongoing pricing pressures in both loan and deposit portfolios; and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances. They may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits and borrowed funds included in interest income and interest expense.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2014 and March 31, 2013. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities (2)	$502,598	$2,263	1.80%	$471,509	$1,861	1.58%
Marketable and restricted equity securities (2)	66,954	497	2.99%	68,550	357	2.10%
Short-term investments	45,834	44	0.39%	57,695	29	0.20%
Total investments	615,386	2,804	1.83%	597,754	2,247	1.48%
Commercial real estate loans (3)	2,228,495	25,702	4.61%	1,988,501	24,315	4.89%
Commercial loans and leases (3)	476,455	4,693	3.94%	426,573	4,569	4.28%
Equipment financing (3)	522,288	11,037	8.50%	436,983	8,001	7.38%
Indirect automobile loans (3)	384,833	3,264	3.44%	526,923	4,916	3.78%
Residential mortgage loans (3)	532,593	4,809	3.65%	508,303	5,165	4.10%
Other consumer loans (3)	267,204	2,579	3.91%	265,047	2,616	4.00%
Total loans and leases	4,411,868	52,084	4.74%	4,152,330	49,582	4.80%
Total interest-earning assets	5,027,254	54,888	4.38%	4,750,084	51,829	4.38%
Allowance for loan and lease losses	(49,087)			(41,487)
Non-interest-earning assets	383,550			362,566
Total assets	$5,361,717			$5,071,163

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$206,226	41	0.08%	$190,320	51	0.11%
Savings accounts	508,555	303	0.24%	514,383	337	0.27%
Money market accounts	1,505,992	1,959	0.53%	1,294,593	2,061	0.65%
Certificates of deposit	927,199	1,988	0.87%	1,002,602	2,385	0.96%
Total interest-bearing deposits (4)	3,147,972	4,291	0.55%	3,001,898	4,834	0.65%
Advances from the FHLBB	803,729	2,531	1.28%	753,270	2,955	1.59%
Other borrowed funds	38,438	138	1.45%	63,065	154	0.99%
Total interest-bearing liabilities	3,990,139	6,960	0.71%	3,818,233	7,943	0.84%
Non-interest-bearing liabilities:
Demand checking accounts (4)	698,462			607,878
Other non-interest-bearing liabilities	47,103			24,575
Total liabilities	4,735,704			4,450,686
Brookline Bancorp, Inc. stockholders’ equity	621,764			616,627
Noncontrolling interest in subsidiary	4,249			3,850
Total liabilities and equity	$5,361,717			$5,071,163
Net interest income (tax-equivalent basis) / Interest-rate spread (5)		47,928	3.67%		43,886	3.54%
Less adjustment of tax-exempt income		194			217
Net interest income		$47,734			$43,669
Net interest margin (6)			3.82%			3.70%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)
Investment securities available-for-sale, which include marketable equity securities, also include unrealized gains (losses). Dividend payments may not be consistent and average yield on equity securities may vary from month to month.

(3)	Loans on nonaccrual status are included in the average balances.

(4)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.45% and 0.54% in the three months ended March 31, 2014 and March 31, 2013, respectively.

(5)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013
	Increase
	(Decrease) Due To
	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	129	273	402
Marketable and restricted equity securities	(8)	148	140
Short-term investments	$(7)	$22	$15
Total investments	114	443	557
Loans and leases:
Commercial real estate loans	2,803	(1,416)	1,387
Commercial loans and leases	500	(376)	124
Equipment financing	1,708	1,328	3,036
Indirect automobile loans	(1,239)	(413)	(1,652)
Residential mortgage loans	234	(590)	(356)
Other consumer loans	21	(58)	(37)
Total loans and leases	4,027	(1,525)	2,502
Total change in interest and dividend income	4,141	(1,082)	3,059

Interest expense
Deposits:
NOW accounts	4	(14)	(10)
Savings accounts	(3)	(31)	(34)
Money market accounts	312	(414)	(102)
Certificates of deposit	(177)	(220)	(397)
Total deposits	136	(679)	(543)
Advances from the FHLBB	186	(610)	(424)
Other borrowed funds	(73)	57	(16)
Total change in interest expense	249	(1,232)	(983)
Change in tax-exempt income	(23)	—	(23)
Change in net interest income	$3,915	$150	$4,065

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$25,572	$24,152	$1,420	5.9%
Commercial loans	4,680	4,569	111	2.4%
Equipment financing	11,037	8,001	3,036	37.9%
Indirect automobile loans	3,264	4,916	(1,652)	-33.6%
Residential mortgage loans	4,809	5,165	(356)	-6.9%
Other consumer loans	2,580	2,616	(36)	-1.4%
Total interest income — loans and leases	$51,942	$49,419	$2,523	5.1%

Declines in the yields on all but the equipment financing portfolios reflect the high rate of loan refinancings and the intense pricing competition which affected the Company’s lending markets.

Interest income from loans and leases was $51.9 million for the three months ended March 31, 2014, resulting in a yield on total loans and leases of 4.74%. This compares to $49.4 million of interest on loans and leases and a yield of 4.80% for the three months ended March 31, 2013. The year-over-year $2.5 million increase in interest income from loans and leases was due to an increase of $4.0 million due to increased origination volume, offset by a decrease of $1.5 million due to changes in rate. Accretion on acquired loans and leases of $4.3 million contributed 34 basis points to net interest margin during the first quarter of 2014, compared to an additional $1.1 million and 10 basis points in the first quarter of 2013. This increase was due to a reforecast of one acquired equipment financing pool and improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases.

Investments

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,259	$1,852	$407	22.0%
Marketable and restricted equity securities	449	310	139	44.8%
Short-term investments	44	31	13	41.9%
Total interest income — investments	$2,752	$2,193	$559	25.5%

Total investment income was $2.8 million for the three months ended March 31, 2014, compared to $2.2 million for the three months ended March 31, 2013, representing an increase of $0.6 million, or 25.5%. The yield on investments increased from 1.48% for the quarter ended March 31, 2013 to 1.83% for the quarter ended March 31, 2014. The $0.6 million year-over-year increase in quarterly interest income on investments was largely driven by higher rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$41	$51	$(10)	-19.6%
Savings accounts	303	337	(34)	-10.1%
Money market accounts	1,959	2,061	(102)	-4.9%
Certificates of deposit	1,988	2,385	(397)	-16.6%
Total interest expense — deposits	4,291	4,834	(543)	-11.2%
Borrowed funds:
Advances from the FHLBB	2,531	2,955	(424)	-14.3%
Other borrowed funds	138	154	(16)	-10.4%
Total interest expense — borrowed funds	2,669	3,109	(440)	-14.2%
Total interest expense	$6,960	$7,943	$(983)	-12.4%

Deposits

Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.

Interest expense on deposits decreased $0.5 million, or 11.2%, from $4.8 million for the quarter ended March 31, 2013 to $4.3 million for the quarter ended March 31, 2014, largely as a result of decreases in deposit offering rates. As a result, the cost of total interest-bearing deposits decreased from 0.65% during the three months ended March 31, 2013 to 0.55% in the three months ended March 31, 2014. Accretion on acquired deposits of $0.1 million and $0.2 million improved the Company’s net interest margin 1 basis point and 2 basis points, respectively, in the three months ended March 31, 2014 and 2013.

Borrowed Funds

Interest paid on borrowed funds decreased by $0.4 million, or 14.2% from $3.1 million for the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. The cost of borrowed funds declined from 1.54% during the three months ended March 31, 2013 to 1.29% for the quarter ended March 31, 2014.  Decreases in borrowing rates resulted in a decrease in debt-related interest expenses of $0.6 million. Accretion on acquired borrowed funds of $0.7 million and $0.9 million improved the Company’s net interest margin by 7 basis points and 10 basis points, respectively, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,836	$566	$1,270	224.4%
Commercial	624	1,162	(538)	-46.3%
Indirect automobile	(75)	(72)	(3)	4.2%
Consumer	(84)	77	(161)	-209.1%
Unallocated	116	66	50	75.8%
Total provision for loan and lease losses	2,417	1,799	618	34.4%
Unfunded credit commitments	26	56	(30)	-53.6%
Total provision for credit losses	$2,443	$1,855	$588	31.7%

The provisions for credit losses for the first quarter of 2014 and 2013 were $2.4 million and $1.9 million, respectively. The $0.6 million period-over-period increase in the provision for loan and lease losses was due in large part to loan growth of $99.5 million in the first quarter of 2014, particularly in the commercial real estate mortgage portfolio ($2.8 million) and the equipment financing portfolio ($1.7 million). The first quarter 2014 provision for loan and lease losses attributable to loan growth was offset slightly by continued run off in the indirect automobile portfolio ($1.2 million). The provision for credit losses was also impacted by a increase to the allowance on the acquired loan portfolio $0.2 million due to increased credit quality and improved projected cash flows. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Deposit fees	$1,959	$2,066	$(107)	-5.2%
Loan fees	436	421	15	3.6%
Loss from investments in affordable housing projects	(504)	(312)	(192)	61.5%
Gain on sales of loans and leases held-for-sale	602	298	304	102.0%
Gain on sales/disposals of fixed assets, net	1,510	—	1,510	—%
Other	1,121	854	267	31.3%
Total non-interest income	$5,124	$3,327	$1,797	54.0%

Total non-interest income increased $1.8 million, or 54.0%, to $5.1 million for the three months ended March 31, 2014, from $3.3 million for the three months ended March 31, 2013. The increase is primarily attributable to a net $1.5 million gain on the sales/disposals of fixed assets and a $0.3 million increase in gain on sales of loans and leases held-for-sale, offset by a $0.2 million increase in the losses from investment in affordable housing projects and a $0.1 million decrease in deposit fees.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$18,032	$16,298	$1,734	10.6%
Occupancy	4,405	3,083	1,322	42.9%
Equipment and data processing	4,377	4,100	277	6.8%
Professional services	1,727	1,501	226	15.1%
FDIC insurance	860	934	(74)	-7.9%
Advertising and marketing	665	670	(5)	-0.7%
Amortization of identified intangible assets	861	1,165	(304)	-26.1%
Other	2,649	3,021	(372)	-12.3%
Total non-interest expense	$33,576	$30,772	$2,804	9.1%

Non-interest expense for the three months ended March 31, 2014 increased $2.8 million compared to the same period in 2013. The increases of $1.7 million in compensation and employee benefits expense and $1.3 million in occupancy expense were offset by a decrease of $0.4 million in other expenses.

The efficiency ratio decreased to 63.52% for the three-month period ending March 31, 2014 from 65.48% for the three-month period ending March 31, 2013.

Compensation and employee benefit expense for the three months ended March 31, 2014 increased $1.7 million, or 10.6%, as compared to the same period in 2013. This increase was driven primarily by additional staffing for certain initiatives including the opening of the Waltham, MA, branch of Brookline Bank and to support the growth in Equipment Financing, and additional expenses for the recruitment of a new Chief Financial Officer.

Occupancy expense for the three months ended March 31, 2014 increased $1.3 million, or 42.9%, as compared to the same period in 2013. The increase in occupancy expense is primarily due to additional expenses associated with the consolidation of an operations center, one branch relocation, and the closure of one branch property.

Other expense decreased $0.4 million, or 12.3%, from the three months ended March 31, 2013 to the three months ended March 31, 2014, due largely to reductions costs related to indirect auto loans.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$16,839	$14,369	$2,470	17.2%
Provision for income taxes	5,995	5,129	866	16.9%
Net income	$10,844	$9,240	$1,604	17.4%

Effective tax rate	35.6%	35.7%	N/A	-0.3%

The Company recorded income tax expense of $6.0 million for the three months ended March 31, 2014, compared to $5.1 million for the three months ended March 31, 2013, representing effective tax rates of 35.6% and 35.7%, respectively. The slight decrease in the effective tax rate for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily attributable to lower state taxes offset by the absence of the rehabilitation tax credit in 2014. The tax credits from additional investments in affordable housing projects as a percentage of income before provision for income taxes is consistent as compared to the same period in 2013.

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

The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by its Banks and Brookline Securities Corp. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities.

Deposits, which are considered the most stable source of liquidity, totaled $3.8 billion at March 31, 2014, and represented 81.2% of total funding (the sum of total deposits and total borrowings), compared to deposits of $3.8 billion, or 82.5% of total funding, at December 31, 2013. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $2.9 billion at March 31, 2014 and represented 76.1% of total deposits, compared to core deposits of $2.9 billion, or 75.6% of total deposits, at December 31, 2013. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $892.0 million at March 31, 2014, representing 18.8% of total funding, compared to $812.6 million, or 17.5% of total funding, at December 31, 2013. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At March 31, 2014, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.0 billion, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash and equivalents and available-for-sale security balances of between 10% and 30% of total assets. At March 31, 2014, cash and equivalents and available-for-sale securities totaled $600.0 million, or 11.1% of total assets. This compares to $584.9 million, or 11.0% of total assets at December 31, 2013.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2014	At December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$46,753	$48,973
Commercial	132,659	143,252
Residential mortgage	10,658	8,027
Unadvanced portion of loans and leases	577,151	586,279
Unused lines of credit:
Home equity	207,994	205,665
Other commercial	1,317	1,035
Unused letters of credit:
Financial standby letters of credit	18,685	20,410
Performance standby letters of credit	2,989	2,989
Commercial and similar letters of credit	2,316	440
Back-to-back interest-rate swaps	22,218	22,418

Capital Resources

At March 31, 2014, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At March 31, 2014:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$485,922	9.3%	$208,327	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	485,922	10.9%	178,977	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	537,208	12.0%	357,840	8.0%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$306,754	9.4%	$130,395	4.0%	$162,994	5.0%
Tier 1 risk-based capital ratio	(2)	306,754	10.4%	118,096	4.0%	177,144	6.0%
Total risk-based capital ratio	(3)	343,660	11.6%	236,192	8.0%	295,241	10.0%

BankRI
Tier 1 leverage capital ratio	(1)	$139,838	8.2%	$68,131	4.0%	$85,163	5.0%
Tier 1 risk-based capital ratio	(2)	139,838	10.6%	52,769	4.0%	79,154	6.0%
Total risk-based capital ratio	(3)	151,646	11.5%	105,585	8.0%	131,981	10.0%

First Ipswich
Tier 1 leverage capital ratio	(1)	$30,705	10.2%	$12,053	4.0%	$15,066	5.0%
Tier 1 risk-based capital ratio	(2)	30,705	13.3%	9,255	4.0%	13,883	6.0%
Total risk-based capital ratio	(3)	32,710	14.1%	18,506	8.0%	23,133	10.0%

At December 31, 2013:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.4%	$205,330	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.0%	174,558	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.2%	348,959	8.0%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.4%	$127,992	4.0%	$159,990	5.0%
Tier 1 risk-based capital ratio	(2)	299,822	10.4%	114,984	4.0%	172,477	6.0%
Total risk-based capital ratio	(3)	335,748	11.7%	229,768	8.0%	287,210	10.0%

BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.1%	$66,784	4.0%	$83,480	5.0%
Tier 1 risk-based capital ratio	(2)	134,904	10.6%	51,052	4.0%	76,577	6.0%
Total risk-based capital ratio	(3)	145,847	11.4%	102,080	8.0%	127,600	10.0%

First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.8%	$12,461	4.0%	$15,576	5.0%
Tier 1 risk-based capital ratio	(2)	30,435	13.6%	8,971	4.0%	13,457	6.0%
Total risk-based capital ratio	(3)	32,289	14.4%	17,938	8.0%	22,423	10.0%

1.	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

2.	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

3.	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

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

Interest-Rate Risk

The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve risk, basis risk, and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company’s assets and liabilities. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company’s assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to the person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at March 31, 2014 or December 31, 2013. See Note 8, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at March 31, 2014.

The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.

At March 31, 2014, net interest income simulation indicated that the Company’s exposure to changing interest rates was within established tolerances. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2014		December 31, 2013		March 31, 2013
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	386	0.21%	590	0.33%	2,591	1.48%
Up 200 basis points	297	0.16%	414	0.23%	1,635	0.93%
Up 100 basis points	167	0.09%	220	0.12%	687	0.39%
Down 100 basis points	(3,756)	-2.06%	(3,648)	-2.02%	(2,193)	-1.25%

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. At March 31, 2014, the Company’s one-year cumulative gap was a negative $406.9 million, or 7.5% of total assets, compared with a negative $271.6 million, or 5.1% of total assets at December 31, 2013 and a negative $574.0 million, or 11.2% of total assets at March 31, 2013.

For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” on pages 72 to 75 of the Company’s 2013 Annual Report on Form 10-K.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2014, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At March 31, 2014	At December 31, 2013

Up 300%	-5.77%	-3.05%
Up 200%	-5.55%	-3.87%
Up 100%	-3.07%	-2.06%
Down 100%	-0.87%	-1.11%

Item 4. Controls and Procedures

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially and detrimentally affected, or is reasonably likely to materially and detrimentally affect, the Company’s internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2013 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A. Risk Factors

There has been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1*	Form of Amended Change in Control Agreement

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101***
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2014 and 2013.

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

BROOKLINE BANCORP, INC.

Date: May 9, 2014	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer and Treasurer
(Principal Financial Officer)