Form 10-Q
period 2014-06-30
BROOKLINE BANCORP INC
filed 2014-08-08
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 8, 2014, the number of shares of common stock, par value $0.01 per share, outstanding was 70,015,431.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At June 30, 2014	At December 31, 2013
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$58,962	$37,148
Short-term investments	20,771	55,357
Total cash and cash equivalents	79,733	92,505
Investment securities available-for-sale	528,586	492,428
Investment securities held-to-maturity (fair value of $500)	500	500
Total investment securities	529,086	492,928
Loans and leases held-for-sale	13,890	13,372
Loans and leases:
Commercial real estate loans	2,314,585	2,203,623
Commercial loans and leases	1,076,953	965,610
Indirect automobile loans	376,314	400,531
Consumer loans	836,061	792,701
Total loans and leases	4,603,913	4,362,465
Allowance for loan and lease losses	(51,686)	(48,473)
Net loans and leases	4,552,227	4,313,992
Restricted equity securities	71,446	66,559
Premises and equipment, net of accumulated depreciation of $41,067 and $44,420, respectively	82,166	80,505
Deferred tax asset	27,799	31,710
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $24,583 and $22,895, respectively	15,199	16,887
Other real estate owned and repossessed assets	1,246	1,578
Other assets	76,804	77,180
Total assets	$5,587,486	$5,325,106

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$716,883	$707,023
Interest-bearing deposits:
NOW accounts	209,682	210,602
Savings accounts	518,343	494,734
Money market accounts	1,516,023	1,487,979
Certificate of deposit accounts	900,216	934,668
Total interest-bearing deposits	3,144,264	3,127,983
Total deposits	3,861,147	3,835,006
Borrowed funds:
Advances from the FHLBB	1,005,644	768,773
Other borrowed funds	35,360	43,782
Total borrowed funds	1,041,004	812,555
Mortgagors’ escrow accounts	8,359	7,889
Accrued expenses and other liabilities	45,411	51,485
Total liabilities	4,955,921	4,706,935

Commitments and contingencies (Note 13)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,709	617,538
Retained earnings, partially restricted	73,373	64,903
Accumulated other comprehensive loss	(3,209)	(7,915)
Treasury stock, at cost; 5,144,807 shares and 5,171,985 shares, respectively	(59,487)	(59,826)
Unallocated common stock held by ESOP; 271,524 shares and 291,666 shares, respectively	(1,480)	(1,590)
Total Brookline Bancorp, Inc. stockholders’ equity	627,663	613,867
Noncontrolling interest in subsidiary	3,902	4,304
Total stockholders' equity	631,565	618,171
Total liabilities and stockholders' equity	$5,587,486	$5,325,106

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands Except Share Data)		(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$50,433	$50,644	$102,375	$100,063
Debt securities	2,360	1,934	4,619	3,786
Marketable and restricted equity securities	539	303	988	612
Short-term investments	14	19	58	50
Total interest and dividend income	53,346	52,900	108,040	104,511

Interest expense:
Deposits	4,201	4,743	8,492	9,578
Borrowed funds	2,711	2,794	5,380	5,903
Total interest expense	6,912	7,537	13,872	15,481

Net interest income	46,434	45,363	94,168	89,030
Provision for credit losses	2,276	2,439	4,719	4,294
Net interest income after provision for credit losses	44,158	42,924	89,449	84,736

Non-interest income:
Deposit fees	2,204	1,929	4,163	3,995
Loan fees	124	386	560	807
Loss from investments in affordable housing projects	(539)	(624)	(1,043)	(936)
Loss on sales of securities, net	(13)	—	(13)	—
Gain on sales of loans and leases held-for-sale	54	183	656	481
(Loss)/Gain on sale/disposals of premises and equipment, net	(6)	(21)	1,504	(21)
Other	1,466	1,286	2,587	2,140
Total non-interest income	3,290	3,139	8,414	6,466

Non-interest expense:
Compensation and employee benefits	17,295	16,697	35,327	32,994
Occupancy	3,154	2,865	7,559	5,948
Equipment and data processing	4,348	4,262	8,725	8,362
Professional services	1,487	1,513	3,214	3,014
FDIC insurance	847	936	1,707	1,870
Advertising and marketing	776	768	1,441	1,438
Amortization of identified intangible assets	827	1,177	1,688	2,342
Other	2,488	2,598	5,137	5,617
Total non-interest expense	31,222	30,816	64,798	61,585

Income before provision for income taxes	16,226	15,247	33,065	29,617
Provision for income taxes	5,774	5,382	11,769	10,511
Net income before noncontrolling interest in subsidiary	10,452	9,865	21,296	19,106

Less net income attributable to noncontrolling interest in subsidiary	476	375	898	802
Net income attributable to Brookline Bancorp, Inc.	$9,976	$9,490	$20,398	$18,304

Earnings per common share:
Basic	$0.14	$0.14	$0.29	$0.26
Diluted	0.14	0.14	0.29	0.26

Weighted average common shares outstanding during the period:
Basic	69,886,576	69,774,703	69,881,055	69,768,777
Diluted	70,012,377	69,833,541	69,998,219	69,823,615

Dividends declared per common share	$0.085	$0.085	$0.170	$0.170
 See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$10,452	$9,865	$21,296	$19,106

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	4,350	(10,773)	7,643	(12,791)
Income tax (expense) benefit	(1,631)	4,093	(2,893)	4,861
Net unrealized securities holding gains (losses) before reclassification adjustments	2,719	(6,680)	4,750	(7,930)
Less reclassification adjustments for securities losses included in net income:
Loss on sales of securities, net	(13)	—	(13)	—
Income tax benefit	5	—	5	—
Net reclassification adjustments for securities losses included in net income	(8)	—	(8)	—
Net securities holding gains (losses)	2,727	(6,680)	4,758	(7,930)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	8	(85)	8
Income tax (expense) benefit	—	(2)	33	(2)
Net adjustment of accumulated obligation for postretirement benefits	—	6	(52)	6

Other comprehensive income (loss), net of taxes	2,727	(6,674)	4,706	(7,924)

Comprehensive income	13,179	3,191	26,002	11,182
Net income attributable to noncontrolling interest in subsidiary	476	375	898	802
Comprehensive income attributable to Brookline Bancorp, Inc.	$12,703	$2,816	$25,104	$10,380

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2013	$757	$617,538	$64,903	$(7,915)	$(59,826)	$(1,590)	$613,867	$4,304	$618,171

Net income attributable to Brookline Bancorp, Inc.	—	—	20,398	—	—	—	20,398	—	20,398

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	898	898

Issuance of noncontrolling units	—	—	—	—	—	—	—	60	60

Other comprehensive income	—	—	—	4,706	—	—	4,706	—	4,706

Common stock dividends of $0.17 per share	—	—	(11,928)	—	—	—	(11,928)	—	(11,928)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,360)	(1,360)

Compensation under recognition and retention plan	—	96	—	—	339	—	435	—	435

Common stock held by ESOP committed to be released (20,142 shares)	—	75	—	—	—	110	185	—	185

Balance at June 30, 2014	$757	$617,709	$73,373	$(3,209)	$(59,487)	$(1,480)	$627,663	$3,902	$631,565

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Six Months Ended June 30, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

Net income attributable to Brookline Bancorp, Inc.	—	—	18,304	—	—	—	18,304	—	18,304

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	802	802

Other comprehensive loss	—	—	—	(7,924)	—	—	(7,924)	—	(7,924)

Common stock dividends of $0.17 per share	—	—	(11,915)	—	—	—	(11,915)	—	(11,915)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(927)	(927)

Compensation under recognition and retention plan	—	536	—	—	—	—	536	—	536

Common stock held by ESOP committed to be released (21,126 shares)	—	71	—	—	—	115	186	—	186

Balance at June 30, 2013	$757	$619,033	$59,747	$(4,441)	$(62,107)	$(1,705)	$611,284	$3,587	$614,871

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$20,398	$18,304
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	898	802
Provision for credit losses	4,719	4,294
Origination of loans and leases to be sold	(15,784)	(23,378)
Proceeds from loans and leases sold	15,922	22,871
Proceeds from sales of other real estate owned and repossessed assets	6,795	5,495
Deferred income tax expense	1,046	(676)
Depreciation of premises and equipment	3,416	2,822
Amortization of investment securities premiums and discounts, net	1,448	1,809
Amortization of deferred loan and lease origination costs, net	4,991	5,160
Amortization of identified intangible assets	1,688	2,342
Accretion of acquisition fair value adjustments, net	(6,884)	(4,008)
Gain on sales of loans and leases held-for-sale	(656)	(481)
Loss on sales of investment securities, net	13	—
Gain on sales of other real estate owned and repossessed assets	(27)	(24)
Write-down of other real estate owned and repossessed assets	189	178
(Gain)/loss on sale/disposals of premises and equipment, net	(1,504)	21
Compensation under recognition and retention plans	435	536
Loss from investments in affordable housing projects	1,043	936
ESOP shares committed to be released	185	186
Net change in:
Cash surrender value of bank-owned life insurance	(519)	(551)
Other assets	(148)	11,627
Accrued expenses and other liabilities	(6,279)	(13,559)
Net cash provided from operating activities	31,385	34,706

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	5,083	—
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	34,062	69,826
Purchases of investment securities available-for-sale	(69,108)	(82,283)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	500	—
Purchases of investment securities held-to-maturity	(500)	—
Proceeds from redemption of restricted equity securities	—	2,108
Purchases of restricted equity securities	(4,887)	(74)
Net increase in loans and leases	(248,738)	(38,673)
Proceeds from sales of premises and equipment	1,972	81
Purchase of premises and equipment, net	(5,635)	(9,072)
Net cash used for investing activities	(287,251)	(58,087)
		(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	60,593	79,161
Decrease in certificates of deposit	(34,584)	(38,717)
Proceeds from FHLBB advances	1,606,764	1,767,800
Repayment of FHLBB advances	(1,368,461)	(1,771,275)
Repayment of subordinated debt	—	(18,567)
Decrease in other borrowed funds, net	(8,460)	—
Increase in mortgagors’ escrow accounts	470	519
Payment of dividends on common stock	(11,928)	(11,915)
Proceeds from issuance of noncontrolling units	60	—
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,360)	(927)
Net cash provided from financing activities	243,094	6,079

Net decrease in cash and cash equivalents	(12,772)	(17,302)
Cash and cash equivalents at beginning of period	92,505	117,097
Cash and cash equivalents at end of period	$79,733	$99,795

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$15,438	$17,884
Income taxes	8,490	11,301
Non-cash investing activities:
Transfer from loans to other real estate owned	$6,625	$5,650

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.7%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 23 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency and BRI Realty Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 6 full-service banking offices on the north shore of eastern Massachusetts and in the Boston metropolitan area.

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

The Federal Deposit Insurance Corporation (“FDIC”) offers insurance coverage on all deposits up to $250,000 per depositor at each of the three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.

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
At and for the Six Months Ended June 30, 2014 and 2013

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

(2)         Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. In addition, the ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015; early application is not permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. This ASU provides a single principles-based, five-step model to be applied to all contracts with customers. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The ASU is effective for annual periods (including interim reporting periods within those periods) beginning after December 15, 2016; early application is not permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2014.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors. This ASU provides clarification on when an in substance repossession or foreclosure occurs resulting in the creditor derecognizing the loan and recognizing the collateral. Currently, there is no definition of in substance repossession or foreclosure and physical possession in the accounting literature. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has not chosen to early adopt ASU 2014-04 and is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2014.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities. Currently, investments in qualified affordable housing projects are accounted for either by the effective yield, equity or cost method. This ASU allows for reporting entities to make a policy election on how to account for their investments. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has not chosen to early adopt ASU 2014-01 and is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

(3)         Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$15,968	$21	$11	$15,978
GSE CMOs	254,863	146	7,462	247,547
GSE MBSs	220,848	2,559	1,560	221,847
SBA commercial loan asset-backed securities	227	—	1	226
Corporate debt obligations	39,759	582	11	40,330
Trust preferred securities	1,462	—	163	1,299
Total debt securities	533,127	3,308	9,208	527,227
Marketable equity securities	1,264	96	1	1,359
Total investment securities available-for-sale	$534,391	$3,404	$9,209	$528,586

Investment securities held-to-maturity	$500	$—	$—	$500

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$12,138	$42	$—	$12,180
GSE CMOs	254,331	86	10,773	243,644
GSE MBSs	202,478	1,852	4,929	199,401
Private-label CMOs	3,258	115	18	3,355
SBA commercial loan asset-backed securities	245	—	2	243
Auction-rate municipal obligations	1,900	—	125	1,775
Municipal obligations	1,068	18	—	1,086
Corporate debt obligations	27,751	506	33	28,224
Trust preferred securities	1,461	—	251	1,210
Total debt securities	504,630	2,619	16,131	491,118
Marketable equity securities	1,259	61	10	1,310
Total investment securities available-for-sale	$505,889	$2,680	$16,141	$492,428

Investment securities held-to-maturity	$500	$—	$—	$500

At June 30, 2014, the fair value of all securities available-for-sale was $528.6 million, with net unrealized losses of $5.8 million, compared to a fair value of $492.4 million and net unrealized losses of $13.5 million at December 31, 2013. At June 30, 2014, $344.5 million, or 65.2%, of the portfolio, had gross unrealized losses, compared to $383.3 million, or 77.8%, at December 31, 2013. The total gross unrealized loss at June 30, 2014 was $9.2 million, as compared to $16.1 million at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Investment Securities as Collateral

At June 30, 2014 and December 31, 2013, respectively, $392.9 million and $402.5 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and Federal Home Loan Bank of Boston (“FHLBB”) borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at June 30, 2014 and December 31, 2013 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$1,963	$11	$—	$—	$1,963	$11
GSE CMOs	38,406	839	196,095	6,623	234,501	7,462
GSE MBSs	12,323	51	89,592	1,509	101,915	1,560
SBA commercial loan asset-backed securities	31	—	176	1	207	1
Corporate debt obligations	4,067	11	—	—	4,067	11
Trust preferred securities	—	—	1,299	163	1,299	163
Temporarily impaired debt securities	56,790	912	287,162	8,296	343,952	9,208
Marketable equity securities	511	1	—	—	511	1
Total temporarily impaired investment securities	$57,301	$913	$287,162	$8,296	$344,463	$9,209

	At December 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$221,317	$9,861	$16,257	$912	$237,574	$10,773
GSE MBSs	121,836	3,746	13,516	1,183	135,352	4,929
Private-label CMOs	639	18	—	—	639	18
SBA commercial loan asset-backed securities	32	—	192	2	224	2
Auction-rate municipal obligations	—	—	1,775	125	1,775	125
Corporate debt obligations	5,988	33	—	—	5,988	33
Trust preferred securities	—	—	1,210	251	1,210	251
Temporarily impaired debt securities	349,812	13,658	32,950	2,473	382,762	16,131
Marketable equity securities	501	10	—	—	501	10
Total temporarily impaired investment securities	$350,313	$13,668	$32,950	$2,473	$383,263	$16,141

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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

At June 30, 2014, it is more likely than not that the Company will not sell or be required to sell the securities before recovery of its amortized cost. The Company's ability and intent to hold these securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, management has determined that the securities are not OTTI at June 30, 2014. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

Debt Securities

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC"), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. At June 30, 2014, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $25.4 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $18.9 million at December 31, 2013.

At June 30, 2014, the Company held GSE debentures with a total fair value of $16.0 million and a net unrealized gain of $10.0 thousand. At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million and a net unrealized gain of $42.0 thousand. At June 30, 2014, one of the six securities in this portfolio were in unrealized loss positions. At December 31, 2013, none of the five securities in this portfolio was in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the six months ended June 30, 2014, the Company purchased $2.0 million in GSE debentures. The Company did not purchase any GSE debentures in the same period in 2013.

At June 30, 2014, the Company held GSE mortgage-related securities with a total fair value of $469.4 million and a net unrealized loss of $6.3 million. This compares to a total fair value of $443.0 million and a net unrealized loss of $13.8 million at December 31, 2013. At June 30, 2014, 96 of the 241 securities in this portfolio were in unrealized loss positions, compared to 86 of the 232 securities at December 31, 2013. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the six months ended June 30, 2014, the Company purchased $55.1 million in GSE CMOs and GSE MBSs to reinvest cash from matured securities. This compares to a total of $82.3 million during the same period in 2013.

SBA Commercial Loan Asset-Backed

At both June 30, 2014 and December 31, 2013, the Company held nine SBA securities with a total fair value of $0.2 million which approximated amortized cost. At both June 30, 2014 and December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Private-Label CMOs

At June 30, 2014, the Company held no private-issuer CMO-related securities. All private-label CMOs were sold during the second quarter of 2014. At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions.

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

At June 30, 2014, the Company held no auction-rate municipal obligations. All auction-rate municipal obligations were sold during the second quarter of 2014. This compares to an estimated fair value of $1.8 million, with a corresponding net unrealized loss of $0.1 million at December 31, 2013. At December 31, 2013, all of the securities in this portfolio were in unrealized loss positions.

The Company owns no municipal obligations at June 30, 2014. All municipal obligations were sold during the second quarter of 2014. This compares to a total fair value of $1.1 million which also approximated amortized cost at December 31, 2013. At December 31, 2013, none of the securities in this portfolio was in unrealized loss position.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned thirteen corporate obligation securities with a total fair value of $40.3 million and total net unrealized gains of $0.6 million at June 30, 2014. This compares to eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million at December 31, 2013. At June 30, 2014, one of the thirteen securities in this portfolio were in unrealized loss positions. At December 31, 2013, two of the eleven securities in this portfolio are in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2014, the Company purchased $12.0 million in corporate obligations. The Company did not purchase any corporate obligations in the same period in 2013.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At June 30, 2014, the Company owned two trust preferred securities with a total fair value of $1.3 million and total net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million at December 31, 2013. At June 30, 2014 and December 31, 2013, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At June 30, 2014, the Company owned marketable equity securities with a fair value of $1.4 million, including net unrealized gains of $0.1 million. This compares to a fair value of $1.3 million and net unrealized gains of $0.1 million at December 31, 2013. At both June 30, 2014 and December 31, 2013, one out of the four securities in this portfolio was in an unrealized loss position.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Investment Securities Held-to-Maturity

At June 30, 2014, the Company owned a held-to-maturity investment security with a carrying value of $0.5 million and a fair value of $0.5 million. This security matures in March 2016 and carries an interest rate payable of 1.3%.

Portfolio Maturities

The maturities of the investments in debt securities are as follows at the dates indicated:

	At June 30, 2014			At December 31, 2013
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$12,343	$12,370	0.67%	$13,012	$13,062	0.82%
After 1 year through 5 years	52,908	54,177	2.64%	40,204	41,187	2.90%
After 5 years through 10 years	85,907	87,009	1.97%	66,447	67,075	2.23%
Over 10 years	381,969	373,671	1.91%	384,967	369,794	1.90%
	$533,127	$527,227	1.96%	$504,630	$491,118	2.00%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$500	$500	1.99%
After 1 year through 5 years	500	500	1.30%	—	—	—%
After 5 years through 10 years	—	—	—%	—	—	—%
Over 10 years	—	—	—%	—	—	—%
	$500	$500	1.30%	$500	$500	1.99%

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At June 30, 2014, issuers of debt securities with an estimated fair value of $5.2 million had the right to call or prepay the obligations. Of the $5.2 million, $2.0 million matures in 1 - 5 years, $1.9 million matures in 6 - 10 years and $1.3 million matures after ten years. At December 31, 2013, issuers of debt securities with an estimated fair value of $3.7 million had the right to call or prepay the obligations. Of the $3.7 million $0.7 million matures in less than one year and $3.0 million matures after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In Thousands)
Sales of debt securities	$5,083	$5,083

Gross gains from sales	302	302
Gross losses from sales	315	315
Loss on sales of securities, net	$(13)	$(13)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

There were no security sales during the three and six-month periods ended June 30, 2013.

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2014
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,229,783	4.29%	$315,700	4.38%	$1,545,483	4.31%
Multi-family mortgage	562,072	4.12%	69,299	4.54%	631,371	4.17%
Construction	125,940	3.87%	11,791	4.43%	137,731	3.92%
Total commercial real estate loans	1,917,795	4.21%	396,790	4.41%	2,314,585	4.25%
Commercial loans and leases:
Commercial	370,813	3.70%	108,043	4.39%	478,856	3.86%
Equipment financing	534,261	6.97%	18,228	6.35%	552,489	6.95%
Condominium association	45,608	4.68%	—	—%	45,608	4.68%
Total commercial loans and leases	950,682	5.58%	126,271	4.67%	1,076,953	5.48%
Indirect automobile loans	376,314	4.62%	—	—%	376,314	4.62%
Consumer loans:
Residential mortgage	442,551	3.62%	108,263	3.86%	550,814	3.67%
Home equity	155,122	3.39%	115,081	3.86%	270,203	3.59%
Other consumer	14,343	4.51%	701	14.87%	15,044	5.00%
Total consumer loans	612,016	3.58%	224,045	3.90%	836,061	3.67%
Total loans and leases	$3,856,807	4.49%	$747,106	4.29%	$4,603,913	4.45%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	At December 31, 2013
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,111,750	4.34%	$350,235	4.42%	$1,461,985	4.36%
Multi-family mortgage	554,555	4.19%	73,378	4.63%	627,933	4.24%
Construction	102,927	3.81%	10,778	4.37%	113,705	3.87%
Total commercial real estate loans	1,769,232	4.26%	434,391	4.46%	2,203,623	4.30%
Commercial loans and leases:
Commercial	297,684	3.68%	110,108	4.54%	407,792	3.91%
Equipment financing	485,330	7.14%	27,694	6.60%	513,024	7.11%
Condominium association	44,794	4.74%	—	—%	44,794	4.74%
Total commercial loans and leases	827,808	5.77%	137,802	4.95%	965,610	5.65%
Indirect automobile loans	400,531	4.98%	—	—%	400,531	4.98%
Consumer loans:
Residential mortgage	411,554	3.65%	116,631	3.93%	528,185	3.71%
Home equity	132,396	3.39%	125,065	3.88%	257,461	3.63%
Other consumer	5,532	5.98%	1,523	14.89%	7,055	7.90%
Total consumer loans	549,482	3.61%	243,219	3.98%	792,701	3.72%
Total loans and leases	$3,547,053	4.59%	$815,412	4.38%	$4,362,465	4.55%

The Company lends primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 36.9% of which is in the greater New York/New Jersey metropolitan area and 63.1% of which is in other areas in the United States of America.

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$42,501	$53,815	$45,789	$57,812
Reclassification from nonaccretable difference for loans with improved cash flows	214	3,180	1,654	5,376
Accretion	(4,537)	(4,813)	(9,265)	(11,006)
Balance at end of period	$38,178	$52,182	$38,178	$52,182

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to credit deterioration, or if the change in cash flow is related to noncredit events. This cash flow analysis is used to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the six months ended June 30, 2014 and 2013, accretable yield adjustments totaling $1.7 million and $5.4 million, respectively, were made for certain

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans and leases totaled $4.6 million and $6.1 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at June 30, 2014 and December 31, 2013.

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$16,110	$4,083
New loans granted during the period	1,740	100
Advances on lines of credit	1,451	91
Repayments	(522)	(349)
Loans no longer classified as related party loans	(978)	545
Balance at end of period	$17,801	$4,470

Unfunded commitments on extensions of credit to insiders totaled $10.4 million and $11.7 million at June 30, 2014 and December 31, 2013, respectively.

Loans and Leases Pledged as Collateral

At June 30, 2014 and December 31, 2013, respectively, $1.5 billion and $1.2 billion of loans and leases were pledged as collateral for wholesale borrowing.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224
Charge-offs	—	(796)	(228)	(172)	—	(1,196)
Recoveries	—	218	173	85	—	476
Provision (credit) for loan and lease losses	1,857	900	77	(6)	(646)	2,182
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

	Three Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532
Charge-offs	(81)	(477)	(318)	(154)	—	(1,030)
Recoveries	—	182	149	60	—	391
Provision (credit) for loan and lease losses	1,512	434	(136)	497	81	2,388
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

	Six Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(1,347)	(517)	(382)	—	(2,246)
Recoveries	—	469	277	114	—	860
Provision (credit) for loan and lease losses	3,693	1,524	2	(90)	(530)	4,599
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

	Six Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(81)	(724)	(680)	(206)	—	(1,691)
Recoveries	4	264	279	86	—	633
Provision (credit) for loan and lease losses	2,078	1,596	(208)	574	147	4,187
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

The liability for unfunded credit commitments, which is included in other liabilities, was $1.2 million, $1.0 million and $0.9 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. During the six-month periods ended June 30, 2014 and 2013, the liability for unfunded credit commitments increased by $0.2 million and $0.2 million, respectively, to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Provision for Credit Losses

The provisions for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,857	$1,512	$3,693	$2,078
Commercial	900	434	1,524	1,596
Indirect automobile	77	(136)	2	(208)
Consumer	(6)	497	(90)	574
Unallocated	(646)	81	(530)	147
Total provision for loan and lease losses	2,182	2,388	4,599	4,187
Unfunded credit commitments	94	51	120	107
Total provision for credit losses	$2,276	$2,439	$4,719	$4,294

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

General Allowance

The general allowance for loan and lease losses was $48.2 million at June 30, 2014, compared to $44.1 million at December 31, 2013. The general portion of the allowance for loan and lease losses increased by $4.1 million during the six months ended June 30, 2014, in part as a result of growth in the commercial real estate and equipment financing portfolios partially offset by the decrease in the indirect auto portfolio.

Specific Allowance

The specific allowance for loan and lease losses was $1.1 million at June 30, 2014, compared to $1.5 million at December 31, 2013. The specific allowance decreased by $0.4 million during the six months ended June 30, 2014, largely as a result of improved credit quality and higher collateral value underlying those impaired loans and leases.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Unallocated Allowance

The unallocated allowance for loan and lease losses was $2.4 million at June 30, 2014, compared to $2.9 million at December 31, 2013. The unallocated portion of the allowance for loan and lease losses decreased by $0.5 million during the six months ended June 30, 2014, largely as the result of improved credit quality and loss history.

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

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company’s independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For consumer loans, the Company primarily relies on payment status for monitoring credit risk.

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
At and for the Six Months Ended June 30, 2014 and 2013

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

Credit Quality Information

The following tables present the recorded investment in loans in each class at June 30, 2014 by credit quality indicator.

	At June 30, 2014
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,220,046	$561,705	$125,940	$359,654	$529,588	$45,608	$14,332
OAEM	8,685	367	—	8,853	1,082	—	—
Substandard	1,052	—	—	1,011	3,002	—	11
Doubtful	—	—	—	1,295	589	—	—
Total originated	1,229,783	562,072	125,940	370,813	534,261	45,608	14,343

Acquired:
Loan rating:
Pass	301,358	63,085	11,523	96,171	18,123	—	689
OAEM	4,569	2,553	268	2,468	33	—	—
Substandard	9,727	3,661	—	9,256	72	—	12
Doubtful	46	—	—	148	—	—	—
Total acquired	315,700	69,299	11,791	108,043	18,228	—	701

Total loans	$1,545,483	$631,371	$137,731	$478,856	$552,489	$45,608	$15,044

At June 30, 2014, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	At June 30, 2014
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$312,755	83.1%
661-700	50,960	13.6%
660 and below	11,083	2.9%
Data not available	1,516	0.4%
Total loans	$376,314	100.0%

	At June 30, 2014
	Residential Mortgage		Home Equity
	(In Thousands)	(Percent)	(In Thousands)	(Percent)
Originated:
Loan-to-value ratio:
Less than 50%	$104,052	18.9%	$92,667	34.3%
50% - 69%	155,284	28.2%	33,727	12.5%
70% - 79%	150,649	27.3%	23,972	8.9%
80% and over	29,114	5.3%	3,823	1.4%
Data not available	3,452	0.6%	933	0.3%
Total originated	442,551	80.3%	155,122	57.4%

Acquired:
Loan-to-value ratio:
Less than 50%	20,075	3.7%	76,631	28.4%
50% - 69%	37,392	6.8%	24,276	9.0%
70% - 79%	27,166	4.9%	11,973	4.4%
80% and over	19,167	3.5%	1,483	0.5%
Data not available	4,463	0.8%	718	0.3%
Total acquired	108,263	19.7%	115,081	42.6%

Total loans	$550,814	100.0%	$270,203	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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

At December 31, 2013, there were no loans categorized as definite loss.

	At December 31, 2013
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$332,140	82.9%
661-700	54,038	13.5%
660 and below	12,793	3.2%
Data not available	1,560	0.4%
Total loans	$400,531	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at June 30, 2014 and December 31, 2013.

	At June 30, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$—	$888	$164	$1,052	$1,228,731	$1,229,783	$—	$1,052
Multi-family mortgage	—	—	71	71	562,001	562,072	71	—
Construction	—	—	—	—	125,940	125,940	—	—
Total commercial real estate loans	—	888	235	1,123	1,916,672	1,917,795	71	1,052
Commercial loans and leases:
Commercial	1,657	355	1,296	3,308	367,505	370,813	—	1,339
Equipment financing	1,199	526	2,098	3,823	530,438	534,261	122	3,251
Condominium association	139	—	—	139	45,469	45,608	—	—
Total commercial loans and leases	2,995	881	3,394	7,270	943,412	950,682	122	4,590
Indirect automobile	4,754	579	19	5,352	370,962	376,314	2	325
Consumer loans:
Residential mortgage	493	—	29	522	442,029	442,551	—	1,393
Home equity	100	21	—	121	155,001	155,122	—	404
Other consumer	13	4	15	32	14,311	14,343	—	15
Total consumer loans	606	25	44	675	611,341	612,016	—	1,812
Total originated loans and leases	$8,355	$2,373	$3,692	$14,420	$3,842,387	$3,856,807	$195	$7,779

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	At June 30, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$3,754	$362	$2,122	$6,238	$309,462	$315,700	$1,627	$1,959
Multi-family mortgage	1,012	—	1,296	2,308	66,991	69,299	1,296	—
Construction	268	—	—	268	11,523	11,791	—	—
Total commercial real estate loans	5,034	362	3,418	8,814	387,976	396,790	2,923	1,959
Commercial loans and leases:
Commercial	383	300	3,315	3,998	104,045	108,043	864	5,044
Equipment financing	—	35	72	107	18,121	18,228	73	—
Total commercial loans and leases	383	335	3,387	4,105	122,166	126,271	937	5,044
Consumer loans:
Residential mortgage	456	53	3,090	3,599	104,664	108,263	2,428	991
Home equity	764	1,049	783	2,596	112,485	115,081	170	1,367
Other consumer	1	10	16	27	674	701	—	21
Total consumer loans	1,221	1,112	3,889	6,222	217,823	224,045	2,598	2,379
Total acquired loans and leases	$6,638	$1,809	$10,694	$19,141	$727,965	$747,106	$6,458	$9,382

Total loans and leases	$14,993	$4,182	$14,386	$33,561	$4,570,352	$4,603,913	$6,653	$17,161

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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
At and for the Six Months Ended June 30, 2014 and 2013

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

Commercial Real Estate Loans — At June 30, 2014, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 33.6%; multi-family mortgage loans — 13.7%; and construction loans — 3.0%.

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

Commercial Loans and Leases — At June 30, 2014, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 10.4%; equipment financing loans — 12.0%; and loans to condominium associations — 1.0%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.

Indirect Automobile Loans — At June 30, 2014, indirect automobile loans represented 8.2% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on payment status and historical loss rates.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Consumer Loans — At June 30, 2014, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 11.9%; home equity loans — 5.9%; and other consumer loans — 0.3%.

Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas and the economic conditions in those areas as previously commented upon in the “Commercial Real Estate Loans” subsection above. The payment status and loan-to-value ratio are the primary credit quality indicators used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 days or more past due, or are placed on nonaccrual regardless of past due status, are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower.

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

The following tables include the recorded investment and unpaid principal balances of impaired loans and leases with the related allowance amount, if applicable, for the originated and acquired loan and lease portfolios at the dates indicated. Also presented are the average recorded investments in the impaired loans and leases and the related amount of interest recognized during the period that the impaired loans were impaired.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	At June 30, 2014			At December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$944	$944	$—	$2,009	$2,009	$—
Commercial	5,487	5,507	—	4,410	4,399	—
Consumer	78	78	—	989	987	—
Total originated with no related allowance recorded	6,509	6,529	—	7,408	7,395	—
With an allowance recorded:
Commercial real estate	2,808	2,808	47	1,466	1,466	184
Commercial	3,486	3,457	820	2,393	2,383	675
Consumer	3,571	3,561	—	2,448	2,440	323
Total originated with an allowance recorded	9,865	9,826	867	6,307	6,289	1,182
Total originated impaired loans and leases	16,374	16,355	867	13,715	13,684	1,182

Acquired:
With no related allowance recorded:
Commercial real estate	19,870	20,375	—	9,176	10,082	—
Commercial	6,685	6,786	—	6,988	7,248	—
Consumer	4,817	4,817	—	1,033	1,037	—
Total acquired with no related allowance recorded	31,372	31,978	—	17,197	18,367	—
With an allowance recorded:
Commercial real estate	1,521	1,548	50	1,274	1,291	122
Commercial	1,982	2,143	149	1,020	1,067	169
Consumer	707	707	34	—	—	—
Total acquired with an allowance recorded	4,210	4,398	233	2,294	2,358	291
Total acquired impaired loans and leases	35,582	36,376	233	19,491	20,725	291

Total impaired loans and leases	$51,956	$52,731	$1,100	$33,206	$34,409	$1,473

(1)Includes originated and acquired nonaccrual loans of $6.1 million and $8.9 million at June 30, 2014, respectively.
(2)Includes originated and acquired nonaccrual loans of $5.8 million and $5.7 million at December 31, 2013, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	Three Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$947	$12	$1,939	$30
Commercial	5,711	62	3,139	29
Consumer	128	—	1,323	18
Total originated with no related allowance recorded	6,786	74	6,401	77
With an allowance recorded:
Commercial real estate	3,010	22	1,256	10
Commercial	3,800	24	1,682	6
Consumer	3,582	15	2,681	35
Total originated with an allowance recorded	10,392	61	5,619	51
Total originated impaired loans and leases	17,178	135	12,020	128

Acquired:
With no related allowance recorded:
Commercial real estate	20,402	182	3,217	88
Commercial	6,775	23	1,548	26
Consumer	4,807	5	317	8
Total acquired with no related allowance recorded	31,984	210	5,082	122
With an allowance recorded:
Commercial real estate	1,522	3	3,679	—
Commercial	1,948	14	—	—
Consumer	770	1	—	—
Total acquired with an allowance recorded	4,240	18	3,679	—
Total acquired impaired loans and leases	36,224	228	8,761	122

Total impaired loans and leases	$53,402	$363	$20,781	$250

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,422	$48	$2,695	$30
Commercial	4,796	70	4,030	60
Consumer	1,980	13	1,328	18
Total originated with no related allowance recorded	9,198	131	8,053	108
With an allowance recorded:
Commercial real estate	1,587	22	1,469	17
Commercial	3,728	48	1,686	7
Consumer	1,940	15	3,475	39
Total originated with an allowance recorded	7,255	85	6,630	63
Total originated impaired loans and leases	16,453	216	14,683	171

Acquired:
With no related allowance recorded:
Commercial real estate	13,990	228	11,291	99
Commercial	7,498	59	4,369	66
Consumer	6,539	10	1,489	8
Total acquired with no related allowance recorded	28,027	297	17,149	173
With an allowance recorded:
Commercial real estate	2,971	40	3,700	—
Commercial	1,247	15	631	—
Consumer	385	1	—	—
Total acquired with an allowance recorded	4,603	56	4,331	—
Total acquired impaired loans and leases	32,630	353	21,480	173

Total impaired loans and leases	$49,083	$569	$36,163	$344

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$47	$820	$—	$—	$—	$867
Collectively evaluated for impairment	26,152	14,564	3,686	2,768	2,402	49,572
Total originated loans and leases	26,199	15,384	3,686	2,768	2,402	50,439

Acquired:
Individually evaluated for impairment	—	59	—	34	—	93
Collectively evaluated for impairment	(53)	217	—	2	—	166
Acquired with deteriorated credit quality	569	206	—	213	—	988
Total acquired loans and leases	516	482	—	249	—	1,247

Total allowance for loan and lease losses	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,753	$8,974	$—	$3,648	$—	$16,375
Collectively evaluated for impairment	1,914,042	941,708	376,314	608,368	—	3,840,432
Total originated loans and leases	1,917,795	950,682	376,314	612,016	—	3,856,807

Acquired:
Individually evaluated for impairment	1,355	4,707	—	2,327	—	8,389
Collectively evaluated for impairment	127,603	90,418	—	147,840	—	365,861
Acquired with deteriorated credit quality	267,832	31,146	—	73,878	—	372,856
Total acquired loans and leases	396,790	126,271	—	224,045	—	747,106

Total loans and leases	$2,314,585	$1,076,953	$376,314	$836,061	$—	$4,603,913

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	At December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$184	$675	$—	$323	$—	$1,182
Collectively evaluated for impairment	22,336	14,056	3,924	2,414	2,932	45,662
Total originated loans and leases	22,520	14,731	3,924	2,737	2,932	46,844

Acquired:
Individually evaluated for impairment	—	3	—	—	—	3
Collectively evaluated for impairment	(54)	234	—	204	—	384
Acquired with deteriorated credit quality	556	252	—	434	—	1,242
Total acquired loans and leases	502	489	—	638	—	1,629

Total allowance for loan and lease losses	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,643	$6,634	$—	$3,438	$—	$13,715
Collectively evaluated for impairment	1,765,589	821,174	400,531	546,044	—	3,533,338
Total originated loans and leases	1,769,232	827,808	400,531	549,482	—	3,547,053

Acquired:
Individually evaluated for impairment	2,625	4,878	—	872	—	8,375
Collectively evaluated for impairment	145,057	93,565	—	162,595	—	401,217
Acquired with deteriorated credit quality	286,709	39,359	—	79,752	—	405,820
Total acquired loans and leases	434,391	137,802	—	243,219	—	815,412

Total loans and leases	$2,203,623	$965,610	$400,531	$792,701	$—	$4,362,465

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Troubled Debt Restructured Loans and Leases

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended June 30, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	2	$390	$365	$17	$17	$—	—	—
Equipment financing	1	289	289	—	—	—	1	259
Residential mortgage	1	291	291	—	—	—	—	—
Total Originated	4	970	945	17	17	—	1	259

Acquired:
Commercial	2	253	261	9	261	—	—	—
Total Acquired	2	253	261	9	261	—	—	—

Total	6	$1,223	$1,206	$26	$278	$—	1	$259

	At and for the Three Months Ended June 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	—	$—	$—	$—	$—	$—	2	$1,714
Equipment financing	2	488	498	12	372	—	1	303
Residential mortgage	—	—	—	—	—	—	1	373
Total Originated	2	488	498	12	372	—	4	2,390

Acquired:
Commercial	1	424	421	—	421	—	—	—
Total Acquired	1	424	421	—	421	—	—	—

Total	3	$912	$919	$12	$793	$—	4	$2,390

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	At and for the Six Months Ended June 30, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$944	$—	$—	$—	—	$—
Commercial	2	390	365	17	17	—	—	—
Equipment financing	2	673	671	—	—	—	3	349
Residential mortgage	2	789	786	—	495	—	—	—
Total Originated	7	2,805	2,766	17	512	—	3	349

Acquired:
Commercial	2	253	261	9	261	—	—	—
Total Acquired	2	253	261	9	261	—	—	—

Total	9	$3,058	$3,027	$26	$773	$—	3	$349

	At and for the Six Months Ended June 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$—	$—	$—	$—	—	$—
Equipment financing	8	1,125	1,129	42	372	—	—	—
Residential mortgage	1	415	372	—	—	—	—	—
Total Originated	10	2,579	1,501	42	372	—	—	—

Acquired:
Commercial	1	424	421	—	421	—	—	—
Total Acquired	1	424	421	—	421	—	—	—

Total	11	$3,003	$1,922	$42	$793	$—	—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Loans with one modification:
Extended maturity	$609	$—	$609	$—
Adjusted principal	—	—	—	372
Adjusted interest rate	—	793	878	793
Interest only	17	—	17	—
Combination maturity, principal, interest rate	—	126	—	757
Total loans with one modification	$626	$919	$1,504	$1,922

Loans with more than one modification:
Extended maturity	$289	$—	$1,233	$—
Interest only	291	—	291	—
Total loans with more than one modification	$580	$—	$1,524	$—

The financial impact of the modification of performing and nonperforming loans and leases for the three months ended June 30, 2014 and 2013 was $0.1 million and $0.3 million, respectively. The financial impact of the modification of performing or nonperforming loans and leases for the six months ended June 30, 2014 and 2013 was also $0.1 million and $0.3 million, respectively.

As of June 30, 2014 and 2013, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Premises and Equipment

In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the six months ended June 30, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s unaudited consolidated statements of income.

(7)               Goodwill and Other Intangible Assets

The following table sets forth the composition of goodwill and other intangible assets at the dates indicated:

	At June 30, 2014	At December 31, 2013
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	14,110	15,777
Trade name	1,089	1,089
Trust relationship	—	21
Total other intangible assets	15,199	16,887
Total goodwill and other intangible assets	$153,089	$154,777

As of December 31, 2013, the Company has concluded that the BankRI name will continue to be utilized in its marketing strategies; therefore, the trade name with a carrying value of $1.1 million has an indefinite life and ceased to amortize.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at June 30, 2014 is as follows:

Remainder of 2014	$1,436
Year ending:
2015	2,868
2016	2,457
2017	1,858
2018	1,836
Thereafter	3,655
Total	$14,110

(8)               Comprehensive Income/(Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three months and six months ended June 30, 2014 and June 30, 2013, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at March 31, 2014	$(6,301)	$365	$(5,936)
Other comprehensive income	2,727	—	2,727
Balance at June 30, 2014	$(3,574)	$365	$(3,209)

	Three Months Ended June 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at March 31, 2013	$2,108	$125	$2,233
Other comprehensive (loss) income	(6,680)	6	(6,674)
Balance at June 30, 2013	$(4,572)	$131	$(4,441)

	Six Months Ended June 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	4,758	(52)	4,706
Balance at June 30, 2014	$(3,574)	$365	$(3,209)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(7,930)	6	(7,924)
Balance at June 30, 2013	$(4,572)	$131	$(4,441)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the three months or six months ended June 30, 2014.

	Three Months Ended	Six Months Ended	Income Statement Line Affected by Reclassification
	June 30, 2014	June 30, 2014
	(In Thousands)
Other comprehensive income (loss) component
Unrealized gains (losses) on investment securities available-for-sale	$(13)	$(13)	Loss on sales of securities, net
	5	5	Provision for income taxes
Total reclassifications for the period	$(8)	$(8)	Net income

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months or six months ended June 30, 2013.

(9)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2014 or December 31, 2013.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company had 10 interest-rate swaps related to this program with an aggregate notional amount of $28.0 million at June 30, 2014, compared with 8 interest-rate swaps with an aggregate notional amount of $22.4 million at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

The table below presents the fair value and classification of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2014 and December 31, 2013, and the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three months and six months ended June 30, 2014 and June 30, 2013. Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. Changes in the fair value are recognized directly in earnings and are included in other non-interest income in the consolidated statements of income.

	At June 30, 2014		At December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$887	$912	$825	$856

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Gain (loss) recognized in income on derivatives (1)	$4	$(22)	6	$(25)

(1)	The amount of gain (loss) recognized in income on derivatives represents changes related to the fair value of the interest rate products.

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The Company had limited exposure relating to interest rate swaps with institutional counterparties at June 30, 2014 and December 31, 2013, as all such swaps were in a net liability position and subject to master netting agreements.

The estimated net credit risk exposure for derivative financial instruments was $25.3 thousand and $31.2 thousand at June 30, 2014 and December 31, 2013, respectively.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $2.8 million in the normal course of business at both June 30, 2014 and December 31, 2013.

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2014
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$887	$—	$887	$—	$—	$887

Liability Derivatives	$912	$—	$912	$—	$2,770	$3,682

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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

(10)       Stock Based Compensation

As of June 30, 2014, the Company had two active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares and the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares. On July 9, 2014, the Company registered the 2014 Equity Incentive Plan ("2014 Plan" and with the 2003 RRP and the 2011 RSA, collectively referred to as the "Plans") with 1,750,000 authorized shares. The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

Of the awarded shares, 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.

Under all the Plans, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will again be available for issuance under the Plans.

Total expense for the Plans was $0.6 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

(11)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$9,976	$9,976	$9,490	$9,490

Denominator:
Weighted average shares outstanding	69,886,576	69,886,576	69,774,703	69,774,703
Effect of dilutive securities	—	125,801	—	58,838
Adjusted weighted average shares outstanding	69,886,576	70,012,377	69,774,703	69,833,541

EPS	$0.14	$0.14	$0.14	$0.14

	Six Months Ended
	June 30, 2014		June 30, 2013
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$20,398	$20,398	$18,304	$18,304

Denominator:
Weighted average shares outstanding	69,881,055	69,881,055	69,768,777	69,768,777
Effect of dilutive securities	—	117,164	—	54,838
Adjusted weighted average shares outstanding	69,881,055	69,998,219	69,768,777	69,823,615

EPS	$0.29	$0.29	$0.26	$0.26

(12)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months and six months ended June 30, 2014 and June 30, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$15,978	$—	$15,978
GSE CMOs	—	247,547	—	247,547
GSE MBSs	—	221,847	—	221,847
SBA commercial loan asset-backed securities	—	226	—	226
Corporate debt obligations	—	40,330	—	40,330
Trust preferred securities	—	1,299	—	1,299
Marketable equity securities	1,359	—	—	1,359
Total investment securities available-for-sale	$1,359	$527,227	$—	$528,586

Interest-rate swaps	$—	$887	$—	$887

Liabilities:
Interest-rate swaps	$—	$912	$—	$912

	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$12,180	$—	$12,180
GSE CMOs	—	243,644	—	243,644
GSE MBSs	—	199,401	—	199,401
Private-label CMOs	—	3,355	—	3,355
SBA commercial loan asset-backed securities	—	243	—	243
Auction-rate municipal obligations	—	—	1,775	1,775
Municipal obligations	—	1,086	—	1,086
Corporate debt obligations	—	28,224	—	28,224
Trust preferred securities	—	1,210	—	1,210
Marketable equity securities	1,310	—	—	1,310
Total investment securities available-for-sale	$1,310	$489,343	$1,775	$492,428

Interest-rate swaps	$—	$825	$—	$825

Liabilities:
Interest-rate swaps	$—	$856	$—	$856

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, GSE residential MBSs and CMOs, private-label CMOs, municipal and corporate debt securities, and trust preferred securities, all of which are included in Level 2. Certain fair values estimated using pricing models (such as auction-rate municipal securities) are included in Level 3.

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

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Investment securities available-for-sale, beginning of period	$1,690	$2,852	$1,775	$2,917
Investment security sales	(1,658)	—	(1,658)	—
Principal paydowns and other	—	(207)	—	(330)
Total realized losses included in other income	(242)	—	(242)	—
Total unrealized losses included in other comprehensive income	210	190	125	248
Investment securities available-for-sale, end of period	$—	$2,835	$—	$2,835

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months and six months ended June 30, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$4,927	$4,927
Other real estate owned	—	—	675	675
Repossessed vehicles and equipment	—	571	—	571
Total assets measured at fair value on a non-recurring basis	$—	$571	$5,602	$6,173

	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,099	$12,099
Other real estate owned	—	—	577	577
Repossessed vehicles and equipment	—	1,001	—	1,001
Total assets measured at fair value on a non-recurring basis	$—	$1,001	$12,676	$13,677

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

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at June 30, 2014.

	Fair Value	Valuation Technique
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$4,927	Appraisal of collateral (1)
Other real estate owned	$675	Appraisal of collateral (1)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

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

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At June 30, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	13,890	13,890	—	13,890	—
Loans and leases, net	4,552,227	4,522,877	—	—	4,522,877
Financial liabilities:
Certificates of deposit	900,216	903,673	—	903,673	—
Borrowed funds	1,041,004	1,045,320	—	1,045,320	—

At December 31, 2013
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	13,372	13,372	—	13,372	—
Loans and leases, net	4,313,992	4,552,556	—	—	4,552,556
Financial liabilities:
Certificates of deposit	934,668	938,703	—	938,703	—
Borrowed funds	812,555	815,910	—	815,910	—

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
At and for the Six Months Ended June 30, 2014 and 2013

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

(13)       Commitments and Contingencies

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2014	At December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$67,378	$48,973
Commercial	146,347	143,252
Residential mortgage	10,524	8,027
Unadvanced portion of loans and leases	549,473	586,279
Unused lines of credit:
Home equity	212,857	205,665
Other consumer	6,386	6,503
Other commercial	1,138	1,035
Unused letters of credit:
Financial standby letters of credit	18,322	20,410
Performance standby letters of credit	3,189	2,989
Commercial and similar letters of credit	2,302	440
Back-to-back interest-rate swaps	28,017	22,418

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.2 million at June 30, 2014 and $1.0 million at December 31, 2013.
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
The fair value of interest rate swap assets and liabilities is $0.9 million and $0.9 million, respectively, at June 30, 2014. The fair value of interest rate swap assets and liabilities is $0.8 million and $0.9 million, respectively, at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2014	2,695
Year ending:
2015	5,477
2016	5,333
2017	4,804
2018	4,229
Thereafter	15,582
Total	$38,120

The leases contain escalator clauses for real estate taxes and other expenditures. Total rental expense was $3.6 million during the six months ended June 30, 2014, which included $0.8 million in lease acceleration related to a relocation of an operations center and a closure of a branch property. This compared to $2.5 million during the six months ended June 30, 2013.

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

Introduction

The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island (“BankRI”) and its subsidiaries; First Ipswich Bank (“First Ipswich” and formerly known as The First National Bank of Ipswich) and its subsidiaries; and Brookline Securities Corp.

As a commercially-focused financial institution with 48 full-service banking offices throughout Greater Boston, the North Shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout Central New England. Specialty lending activities include indirect automobile loans as well as equipment financing primarily in the New York/New Jersey metropolitan area.

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

The Company is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered member bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The Federal Deposit Insurance Corporation

("FDIC") continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, all Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data

The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic	$0.14	$0.15	$0.11	$0.14	$0.14
Book value per share (end of period)	8.98	8.88	8.79	8.80	8.76
Tangible book value per share (end of period) (1)	6.79	6.68	6.57	6.57	6.51
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085
Stock price (end of period)	9.37	9.42	9.55	9.40	8.68

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.61%	3.82%	3.54%	3.56%	3.78%
Return on average assets	0.73%	0.78%	0.58%	0.73%	0.74%
Return on average tangible assets (1)	0.75%	0.80%	0.60%	0.75%	0.76%
Return on average stockholders’ equity	6.37%	6.70%	4.95%	6.15%	6.16%
Return on average tangible stockholders' equity (1)	8.44%	8.92%	6.61%	8.27%	8.28%
Dividend payout ratio (1)	59.78%	57.23%	77.88%	63.26%	62.75%
Efficiency ratio	62.79%	63.52%	65.69%	63.06%	63.53%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.06%	0.06%	0.16%	0.06%	0.06%
Nonperforming loans and leases as a percentage of total loans and leases	0.37%	0.41%	0.38%	0.36%	0.42%
Nonperforming assets as a percentage of total assets	0.33%	0.36%	0.34%	0.32%	0.37%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.13%	1.11%	1.08%	1.05%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.31%	1.33%	1.32%	1.31%	1.34%

CAPITAL RATIOS
Stockholders’ equity to total assets	11.23%	11.46%	11.53%	11.74%	11.87%
Tangible equity ratio (1)	8.73%	8.87%	8.88%	9.03%	9.10%

FINANCIAL CONDITION DATA
Total assets	$5,587,486	$5,418,785	$5,325,106	$5,236,229	$5,150,480
Total loans and leases	4,603,913	4,461,997	4,362,465	4,299,477	4,205,015
Allowance for loan and lease losses	51,686	50,224	48,473	46,390	44,281
Goodwill and identified intangible assets	153,089	153,916	154,777	155,905	157,058
Total deposits	3,861,147	3,847,650	3,835,006	3,737,978	3,656,981
Total borrowed funds	1,041,004	892,016	812,555	828,802	830,066
Stockholders’ equity	627,663	620,799	613,867	614,811	611,284

EARNINGS DATA
Net interest income	$46,434	$47,734	$43,774	$43,412	$45,363
Provision for credit losses	2,276	2,443	3,887	2,748	2,439
Non-interest income	3,290	5,124	3,907	3,453	3,139
Non-interest expense	31,222	33,576	31,320	29,553	30,816
Net income	9,976	10,422	7,654	9,429	9,490

(1)	Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Executive Overview

Growth

Total assets of $5.6 billion at June 30, 2014 increased $262.4 million, or 9.9%, on an annualized basis from $5.3 billion at December 31, 2013.

The loan and lease portfolio increased $241.4 million, or 11.1%, on an annualized basis to $4.6 billion at June 30, 2014 from $4.4 billion at December 31, 2013. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which total $3.4 billion, or 73.7% of total loans and leases at June 30, 2014, increased $222.3 million, or 14.0% on an annualized basis, from $3.2 billion, or 72.6% of total loans and leases at December 31, 2013. Loan growth in the Company’s commercial loan portfolios was offset by a $24.2 million decrease in the indirect automobile portfolio during the same period.

Total deposits of $3.9 billion at June 30, 2014 increased slightly from December 31, 2013. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 4.2% annualized rate during the first six months of 2014. The Company’s core deposits increased as a percentage of total deposits to 76.7% at June 30, 2014 from 75.6% at December 31, 2013.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.12% at June 30, 2014, compared to 1.11% at December 31, 2013. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.31% at June 30, 2014 as compared with 1.32% at December 31, 2013. The Company continued to employ its historical underwriting methodology throughout the six-month period ended June 30, 2014 and continued to calculate its allowance for loan and lease losses on a historically consistent basis adjusting for any improvements in credit quality.

Nonperforming assets at June 30, 2014 totaled $18.4 million or 0.33% of total assets, as compared with $18.1 million, or 0.34% of total assets, at December 31, 2013. Net charge-offs for the three months ended June 30, 2014 were $0.7 million, or 0.06% annualized of average loans and leases, compared to $0.6 million, or 0.06% annualized for the three months ended June 30, 2013.

Capital Strength

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.23% at June 30, 2014, compared to 9.36% at December 31, 2013. The ratio of stockholders’ equity to total assets was 11.23% and 11.53% at June 30, 2014 and December 31, 2013, respectively. The Company's tangible equity ratio was 8.73% and 8.88% at June 30, 2014 and December 31, 2013, respectively.

Net Income

For the three months ended June 30, 2014, the Company reported net income of $10.0 million, or $0.14 per basic and diluted share, up $0.5 million, or 5.1%, from $9.5 million, or $0.14 per basic and diluted share, for the three months ended June 30, 2013. This increase in net income is primarily the result of an increase in net interest income of $1.1 million, a decrease in the provision for credit losses of $0.2 million, an increase in non-interest income of $0.2 million, offset by an increase in non-interest expense of $0.4 million and an increase in provision for income taxes of $0.4 million. Refer to “Results of Operations" below for further discussion.

For the six months ended June 30, 2014, the Company reported net income of $20.4 million, or $0.29 per basic and diluted share, up $2.1 million, or 11.4%, from $18.3 million, or $0.26 per basic and diluted share, for the six months ended June 30, 2013. This increase in net income is primarily the result of an increase in net interest income of $5.1 million, an increase in non-interest income of $1.9 million, offset by an increase in the provision for credit losses of $0.4 million, an increase in non-interest expense of $3.2 million, and an increase in provision for income taxes of $1.3 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.73% and 0.75% for the three months and six months ended June 30, 2014, respectively, compared to 0.74% and 0.72% for the three months and six months ended June 30, 2013, respectively. The annualized return on average stockholders’ equity was 6.37% and 6.54% for the three months and six months ended June 30, 2014, respectively, compared to 6.16% and 5.93% for the three months and six months ended June 30, 2013, respectively.

Net interest margin was 3.61% and 3.71% for the three months and six months ended June 30, 2014, respectively, compared to 3.78% and 3.74% for the three months and six months ended June 30, 2013, respectively. The yield on interest-earning assets was 4.15% for the quarter ended June 30, 2014 compared to 4.41% for the quarter ended June 30, 2013. The yield on interest-earning assets was 4.26% for the six months ended June 30, 2014 compared to 4.40% for the six months ended June 30, 2013. The Company’s overall cost of funds (including non-interest-bearing demand checking accounts) decreased 10 basis points, to 0.58% for the three months ended June 30, 2014 from 0.68% for the three months ended June 30, 2013. The Company’s overall cost of funds decreased 11 basis points, to 0.59% for the six months ended June 30, 2014 from 0.70% for the six months ended June 30, 2013.The Company’s net interest margin will likely continue to be under pressure due to competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds.

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

Non-GAAP Financial Measures and Reconciliations to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earning metrics, the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases, the tangible equity ratio, tangible book value per share and dividend payout ratio. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in Thousands)
Net income, as reported	$9,976	$10,422	$7,654	$9,429	$9,490

Average total assets	$5,473,450	$5,361,717	$5,287,482	5,199,583	5,138,144
Less: Average goodwill and average identified intangible assets, net	153,577	154,447	155,439	156,607	157,799
Average tangible assets	$5,319,873	$5,207,270	$5,132,043	$5,042,976	$4,980,345

Return on average tangible assets (annualized)	0.75%	0.80%	0.60%	0.75%	0.76%

Average total stockholders’ equity	$626,371	$621,764	$618,385	612,866	616,327
Less: Average goodwill and average identified intangible assets, net	153,577	154,447	155,439	156,607	157,799
Average tangible stockholders’ equity	$472,794	$467,317	$462,946	$456,259	$458,528

Return on average tangible stockholders’ equity (annualized)	8.44%	8.92%	6.61%	8.27%	8.28%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share at the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in Thousands)
Total stockholders’ equity	$627,663	$620,799	$613,867	$614,811	$611,284
Less: Goodwill and identified intangible assets, net	153,089	153,916	154,777	155,905	157,058
Tangible stockholders’ equity	$474,574	$466,883	$459,090	$458,906	$454,226

Total assets	$5,587,486	$5,418,785	$5,325,106	$5,236,229	$5,150,480
Less: Goodwill and identified intangible assets, net	153,089	153,916	154,777	155,905	157,058
Tangible assets	$5,434,397	$5,264,869	$5,170,329	$5,080,324	$4,993,422

Tangible equity ratio	8.73%	8.87%	8.88%	9.03%	9.10%

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$474,574	$466,883	$459,090	$458,906	$454,226

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	5,144,807	5,171,985	5,171,985	5,154,327	5,373,733
Less: Unallocated ESOP shares	271,524	281,595	291,666	302,229	312,792
Less: Unvested restricted shares	434,459	408,651	409,068	429,818	276,011
Common shares outstanding	69,893,655	69,882,214	69,871,726	69,858,071	69,781,909

Tangible book value per share	$6.79	$6.68	$6.57	$6.57	$6.51

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in Thousands)
Dividends paid	$5,964	$5,964	$5,961	$5,965	$5,955

Net income, as reported	$9,976	$10,422	$7,654	$9,429	$9,490

Dividend payout ratio	59.78%	57.23%	77.88%	63.26%	62.75%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in Thousands)
Allowance for loan and lease losses	$51,686	$50,224	$48,473	$46,390	$44,281
Less: Allowance for acquired loan and lease losses	1,247	1,404	1,629	1,278	620
Allowance for originated loan and lease losses	$50,439	$48,820	$46,844	$45,112	$43,661

Total loans and leases	$4,603,913	$4,461,997	$4,362,465	$4,299,477	$4,205,015
Less: Total acquired loans and leases	747,106	779,747	815,412	865,708	938,815
Total originated loans and leases	$3,856,807	$3,682,250	$3,547,053	$3,433,769	$3,266,200

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.31%	1.33%	1.32%	1.31%	1.34%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2014 and 2013

Financial Condition

Loans and Leases

The Company continues to focus strategically on growing its commercial loan portfolios. To this end, these portfolios increased from $3.2 billion at December 31, 2013 to $3.4 billion at June 30, 2014, and from 72.6% of total loans and leases to 73.7% of total loans and leases during the same period. Concomitantly, the Company has elected to allow the indirect automobile portfolio to decrease as a percentage of total loans and leases rather than to originate loans at unfavorable interest rates.

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At June 30, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,545,483	33.6%	$1,461,985	33.5%
Multi-family mortgage	631,371	13.7%	627,933	14.4%
Construction	137,731	3.0%	113,705	2.6%
Total commercial real estate loans	2,314,585	50.3%	2,203,623	50.5%
Commercial loans and leases:
Commercial	478,856	10.4%	407,792	9.3%
Equipment financing	552,489	12.0%	513,024	11.8%
Condominium association	45,608	1.0%	44,794	1.0%
Total commercial loans and leases	1,076,953	23.4%	965,610	22.1%
Indirect automobile	376,314	8.2%	400,531	9.2%
Consumer loans:
Residential mortgage	550,814	11.9%	528,185	12.1%
Home equity	270,203	5.9%	257,461	5.9%
Other consumer	15,044	0.3%	7,055	0.2%
Total consumer loans	836,061	18.1%	792,701	18.2%
Total loans and leases	4,603,913	100.0%	4,362,465	100.0%
Allowance for loan and lease losses	(51,686)		(48,473)
Net loans and leases	$4,552,227		$4,313,992

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the six months ended June 30, 2014:

	At June 30, 2014	At December 31, 2013	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,314,585	$2,203,623	$110,962	10.1%
Commercial	1,076,953	965,610	111,343	23.1%
Indirect automobile	376,314	400,531	(24,217)	-12.1%
Consumer	836,061	792,701	43,360	10.9%
Total loans and leases	$4,603,913	$4,362,465	$241,448	11.1%

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

Commercial Real Estate Loans

The commercial real estate portfolio of $2.3 billion at June 30, 2014 is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 50.3% of total loans and leases outstanding at June 30, 2014. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

Over 98% of the commercial real estate loans outstanding at June 30, 2014 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($637.7 million), office buildings ($524.1 million), retail stores ($462.2 million), industrial properties ($268.1 million) and mixed-use properties ($174.6 million).

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

Commercial Loans and Leases

The commercial loan and lease portfolio of $1.1 billion at June 30, 2014 is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 23.4% of total loans outstanding at June 30, 2014. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Over 52% of the commercial loans outstanding at June 30, 2014 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

Indirect Automobile Loans

The indirect automobile loan portfolio of $376.3 million at June 30, 2014 represented 8.2% of total loans outstanding at June 30, 2014. Indirect automobile loans are down from $400.5 million at December 31, 2013. Although automobile sales continue to be robust through the first six months of 2014, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.

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

The Company’s indirect automobile loan policy limits origination of loans with credit scores of 660 or below to 5% of monthly indirect loan originations. At June 30, 2014, loans with credit scores of 660 or below were 2.9% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 749. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

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

Consumer Loans

The consumer loan portfolio of $836.1 million at June 30, 2014 is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.1% of total loans outstanding at June 30, 2014. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At June 30, 2014, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At June 30, 2014, originated other consumer loans equaled $14.3 million or 0.4% of total originated loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At June 30, 2014, the Company had $58.8 million of total assets, including acquired assets, that were designated as criticized. This compares to $57.5 million of assets that were designated as criticized at December 31, 2013. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At June 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$3,011	$1,098
Commercial	6,383	6,148
Equipment financing	3,251	4,115
Condominium association	—	1
Indirect automobile	325	259
Residential mortgage	2,384	2,875
Home equity	1,771	1,987
Other consumer	36	18
Total nonaccrual loans and leases	17,161	16,501
Other real estate owned	675	577
Other repossessed assets	571	1,001
Total nonperforming assets	$18,407	$18,079

Loans and leases past due greater than 90 days and still accruing	$6,653	$10,913

Total nonperforming loans and leases as a percentage of total loans and leases	0.37%	0.38%
Total nonperforming assets as a percentage of total assets	0.33%	0.34%
Total delinquent loans and leases greater than 90 days past due as a percentage of total loans and leases	0.31%	0.41%

Total nonperforming assets, which are composed of nonaccrual loans and leases, other real estate owned and other repossessed assets, increased from $18.1 million at December 31, 2013 to $18.4 million at June 30, 2014.  From December 31, 2013 to June 30, 2014, nonaccrual loans and leases increased $1.9 million (174.2%) in commercial real estate mortgage, $0.2 million (3.8%) in commercial and $0.1 million (25.5%) in indirect automobile. The increases in nonaccrual loans were offset by a decrease of $0.9 million (21.0%) in equipment financing, $0.5 million (17.1%) in residential mortgage and $0.2 million (10.9%) in home equity nonaccrual loans.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$12,396	$12,759
On nonaccrual	5,992	5,589
Total troubled debt restructurings	$18,388	$18,348

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$18,296	$17,330	$18,348	$17,200
Additions	1,206	919	2,086	2,813
Charge-offs	(50)	(245)	(50)	(245)
Repayments	(1,064)	(1,454)	(1,801)	(1,469)
Other reductions (1)	—	—	(195)	(1,749)
Balance at end of period	$18,388	$16,550	$18,388	$16,550
(1) Other reductions include transfers to OREO and change in TDR status.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors assigned to each risk rating by type coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss. During the three and six months ended June 30, 2014, management reviewed these conditions and adjusted the factors due to the absence of losses outside the normal course of business and improved credit quality.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months and six months ended June 30, 2014 and 2013.

	At and for the Three Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224
Charge-offs	—	(796)	(228)	(172)	—	(1,196)
Recoveries	—	218	173	85	—	476
Provision (credit) for loan and lease losses	1,857	900	77	(6)	(646)	2,182
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

Total loans and leases	$2,314,585	$1,076,953	$376,314	$836,061	N/A	$4,603,913
Allowance for loan and lease losses as a percentage of total loans and leases	1.15%	1.47%	0.98%	0.36%	N/A	1.12%

	At and for the Three Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at March 31, 2013	$20,588	$11,652	$5,000	$2,596	$2,696	$42,532
Charge-offs	(81)	(477)	(318)	(154)	—	(1,030)
Recoveries	—	182	149	60	—	391
Provision (credit) for loan and lease losses	1,512	434	(136)	497	81	2,388
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

Total loans and leases	$2,056,674	$895,090	$479,782	$773,469	N/A	$4,205,015
Allowance for loan and lease losses as a percentage of total loans and leases	1.07%	1.32%	0.98%	0.39%	N/A	1.05%

	At and for the Six Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(1,347)	(517)	(382)	—	(2,246)
Recoveries	—	469	277	114	—	860
Provision (credit) for loan and lease losses	3,693	1,524	2	(90)	(530)	4,599
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

Total loans and leases	$2,314,585	$1,076,953	$376,314	$836,061	N/A	$4,603,913
Allowance for loan and lease losses as a percentage of total loans and leases	1.15%	1.47%	0.98%	0.36%	N/A	1.12%

	At and for the Six Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(81)	(724)	(680)	(206)	—	(1,691)
Recoveries	4	264	279	86	—	633
Provision (credit) for loan and lease losses	2,078	1,596	(208)	574	147	4,187
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281

Total loans and leases	$2,056,674	$895,090	$479,782	$773,469	N/A	$4,205,015
Allowance for loan and lease losses as a percentage of total loans and leases	1.07%	1.32%	0.98%	0.39%	N/A	1.05%

The allowance for loan and lease losses was $51.7 million at June 30, 2014 or 1.12% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $48.5 million or 1.11% of total loans and leases outstanding at December 31, 2013. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2013 to June 30, 2014 is due to loan growth of $241.4 million during the first six months of 2014. The allowance for loan and lease losses related to originated loans and leases represents 1.31% and 1.32% of originated loans and leases at June 30, 2014 and December 31, 2013, respectively.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $26.7 million at June 30, 2014 or 1.15% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $23.0 million or 1.04% of total commercial real estate loans outstanding at December 31, 2013. Specific reserves on commercial real estate loans decreased from $0.3 million to $0.1 million from December 31, 2013 to June 30, 2014. Excluding balances in acquired loan portfolios, the allowance for commercial real estate loan losses as a percentage of total commercial real estate loans outstanding increased to 1.13% at June 30, 2014 from 1.02% at December 31, 2013.

The $3.7 million increase in the allowance for commercial real estate loan losses during the first six months of 2014 was primarily driven by originated loan growth of $148.6 million, or 16.8% on an annualized basis, from December 31, 2013. The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.34% at June 30, 2014 from 1.63% at December 31, 2013. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.05% at June 30, 2014 from 0.01% at December 31, 2013.

As a percentage of average commercial real estate loans, annualized net charge-offs for the three-month and six-month periods ended June 30, 2014 and June 30, 2013 were negligible.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $15.9 million or 1.47% of total commercial loans and leases outstanding at June 30, 2014, as compared to $15.2 million or 1.58% at December 31, 2013.  Specific reserves on commercial loans and leases increased from $0.8 million at December 31, 2013 to $1.0 million at June 30, 2014. Excluding balances in acquired loan portfolios, the allowance for commercial loan and lease losses as a percentage of total commercial loans and leases outstanding decreased to 1.43% at June 30, 2014 from 1.53% at December 31, 2013.

The $0.7 million increase in the allowance for commercial loan and lease losses during the first six months of 2014 was primarily driven by originated loan growth of $122.9 million, or 29.7% on an annualized basis, from December 31, 2013 and the addition of $0.1 million in allowances for post-acquisition deterioration in certain commercial loan and lease portfolios. The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.58% at June 30, 2014 as compared to 2.24% at December 31, 2013. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.48% at June 30, 2014 from 0.68% at December 31, 2013.

Net charge-offs in the commercial loan and lease portfolio for the three-month periods ended June 30, 2014 and June 30, 2013 were $0.6 million and $0.3 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2014 and June 30, 2013 were 0.22% and 0.13%, respectively.

Net charge-offs in the commercial loan and lease portfolio for the six months ended June 30, 2014 and June 30, 2013 were $0.9 million and $0.5 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2014 and June 30, 2013 were 0.17% and 0.11%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $3.7 million or 0.98% of total indirect automobile loans outstanding at June 30, 2014, compared to $3.9 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2013.  There were no loans individually evaluated for impairment in the indirect automobile portfolio at June 30, 2014. The $0.2 million decrease in the allowance for indirect automobile loan losses was primarily a result of declines in loans outstanding, which decreased $24.2 million from $400.5 million at December 31, 2013 to $376.3 million at June 30, 2014.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased slightly to 2.9% at June 30, 2014 from 3.2% at December 31, 2013. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased slightly to 0.09% at June 30, 2014 compared to 0.06% at December 31, 2013.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended June 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2014 and June 30, 2013 were 0.06% and 0.14% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down.

 Net charge-offs in the indirect automobile portfolio for the six months ended June 30, 2014 and 2013 was $0.2 million and $0.4 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the six-month periods ended June 30, 2014 and June 30, 2013 were 0.13% and 0.16% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.0 million or 0.36% of total consumer loans and leases outstanding at June 30, 2014 as compared to $3.4 million or 0.43% at December 31, 2013. There was zero reserve for loans individually evaluated for impairment at June 30, 2014 on loan balances of $6.0 million, compared to $0.3 million on loan balances of $4.3 million at December 31, 2013. Excluding balances in acquired loan portfolios, the allowance for consumer losses as a percentage of total consumer loans outstanding was 0.33% at June 30, 2014, compared to 0.35% at December 31, 2013.

The $0.4 million decrease in the allowance for consumer loans during the first six months of 2014 was primarily driven by the decrease in allowance on loans individually evaluated for impairment due to better than expected performance and cash flows. The ratio of residential and home equity loans with loan-to-value ratios greater than 80% increased to 6.53% of total residential and home equity loans at June 30, 2014 from 4.78% at December 31, 2013. The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.30% at June 30, 2014 from 0.40% at December 31, 2013.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the low level of losses experienced in the past few years and the low level of loan delinquencies at June 30, 2014. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three-month periods ended June 30, 2014 and June 30, 2013 were less than $0.1 million in both periods. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2014 and June 30, 2013 were 0.04% and 0.05%, respectively.

Net charge-offs in the consumer portfolio for the three-month periods ended June 30, 2014 and June 30, 2013 was $0.3 million and $0.1 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended June 30, 2014 and June 30, 2013 were 0.07% and 0.03%, respectively.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management. Causes of losses outside the normal course of business include, but are not limited to, fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors. Management reviewed these conditions and adjusted the factors due to the absence of losses outside the normal course of business and improved credit quality. The unallocated allowance for loan and lease losses was $2.4 million at June 30, 2014, compared to $2.9 million at December 31, 2013.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2014			At December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$17,976	34.8%	33.6%	$14,883	30.7%	33.5%
Multi-family	4,826	9.3%	13.7%	4,890	10.1%	14.4%
Construction	3,913	7.6%	3.0%	3,249	6.7%	2.6%
Total commercial real estate loans	26,715	51.7%	50.3%	23,022	47.5%	50.5%
Commercial loans and leases:
Commercial	7,335	14.2%	10.4%	6,724	13.9%	9.3%
Equipment financing	8,200	15.9%	12.0%	8,161	16.8%	11.8%
Condominium association	331	0.6%	1.0%	335	0.7%	1.0%
Total commercial loans and leases	15,866	30.7%	23.4%	15,220	31.4%	22.1%
Indirect automobile	3,686	7.1%	8.2%	3,924	8.1%	9.2%
Consumer loans:
Residential mortgage	1,330	2.6%	11.9%	1,431	3.0%	12.1%
Home equity	1,541	3.0%	5.9%	1,324	2.7%	5.9%
Other consumer	146	0.3%	0.3%	620	1.3%	0.2%
Total consumer loans	3,017	5.9%	18.1%	3,375	7.0%	18.2%
Unallocated	2,402	4.6%	0.0%	2,932	6.0%	0.0%
Total	$51,686	100.0%	100.0%	$48,473	100.0%	100.0%

Investments

The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities available-for-sale are utilized as part of the Company’s asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.

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

Cash, cash equivalents, and investment securities increased $23.4 million, or 8.0% on an annualized basis, to $608.8 million at June 30, 2014 from $585.4 million at December 31, 2013. Cash, cash equivalents, and investment securities were 10.9% of total assets at June 30, 2014, compared to 11.0% of total assets at December 31, 2013.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At June 30, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$15,968	$15,978	$12,138	$12,180
GSE CMOs	254,863	247,547	254,331	243,644
GSE MBSs	220,848	221,847	202,478	199,401
Private-label CMOs	—	—	3,258	3,355
SBA commercial loan asset-backed securities	227	226	245	243
Auction-rate municipal obligations	—	—	1,900	1,775
Municipal obligations	—	—	1,068	1,086
Corporate debt obligations	39,759	40,330	27,751	28,224
Trust preferred securities	1,462	1,299	1,461	1,210
Total debt securities	533,127	527,227	504,630	491,118
Marketable equity securities	1,264	1,359	1,259	1,310
Total investment securities available-for-sale	$534,391	$528,586	$505,889	$492,428

Investment securities held-to-maturity	$500	$500	$500	$500

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, municipal and corporate debt securities, GSE residential MBSs and CMOs, and trust preferred securities, all of which are included in Level 2. Certain fair values are estimated using pricing models (such as auction-rate municipal securities) and are included in Level 3.

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

During the second quarter of 2014, in an effort to achieve better capital allocation, the Company liquidated all private-label CMOs, auction-rate municipal obligations and municipal obligations, all of which are 100% risk weighted. Proceeds from the investment securities sales were used to reinvest in GSE securities, which are risk weighted at 20%.

Maturities, calls and principal repayments totaled $34.6 million for the six months ended June 30, 2014 compared to $69.8 million for the same period in 2013. During the six months ended June 30, 2014, the Company purchased $69.1 million of available-for-sale securities and $0.5 million of held-to-maturity securities compared to $82.3 million of available-for-sale securities and no held-to-maturity securities for the same period in 2013. During the six months ended June 30, 2014, the Company sold $5.1 million of available-for-sale securities. During the six months ended June 30, 2013, the Company did not sell any available-for-sale or held-to-maturity securities.

At June 30, 2014, the fair value of all investment securities available-for-sale was $528.6 million, with net unrealized losses of $5.8 million, compared to a fair value of $492.4 million and net unrealized losses of $13.5 million at December 31, 2013. At June 30, 2014, $344.5 million, or 65.2%, of the portfolio, had gross unrealized losses of $9.2 million. This compares to $383.3 million, or 77.8% of the portfolio with gross unrealized losses of $16.1 million at December 31, 2013. The decrease in unrealized losses over the first six months of 2014 was driven by decreases in interest rates. Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the securities before recovery, and, as a result, it will recover the amortized cost basis of the securities. As such, management has determined that the securities are not other-than-temporarily impaired at June 30, 2014. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 12, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. At June 30, 2014 and December 31, 2013, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.0 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. At June 30, 2014, the Company maintains an excess balance of capital stock of $4.5 million compared to $12.0 million at December 31, 2013, which allows for additional borrowing capacity at each Bank. At June 30, 2014, the Company owned stock in the FHLBB with a carrying value of $55.0 million compared to $50.1 million at December 31, 2013. The FHLBB stated that it remained in compliance with all regulatory capital ratios at June 30, 2014 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At June 30, 2014			At December 31, 2013
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$716,883	18.6%	0.00%	$707,023	18.4%	0.00%

NOW accounts	209,682	5.4%	0.07%	210,602	5.5%	0.07%
Savings accounts	518,343	13.4%	0.23%	494,734	12.9%	0.25%
Money market accounts	1,516,023	39.3%	0.50%	1,487,979	38.8%	0.54%
Certificate of deposit accounts	900,216	23.3%	0.88%	934,668	24.4%	0.91%
Total interest-bearing deposits	3,144,264	81.4%	0.54%	3,127,983	81.6%	0.57%
Total deposits	$3,861,147	100.0%	0.44%	$3,835,006	100.0%	0.47%

Total deposits increased slightly to $3.9 billion at June 30, 2014 as compared to $3.8 billion at December 31, 2013. Deposits as percentage of total assets decreased from 72.0% at December 31, 2013 to 69.1% at June 30, 2014. During the first six months of 2014, core deposits increased $60.6 million, or 4.2% on an annualized basis, rising from 75.6% of total deposits at December 31, 2013 to 76.7% of total deposits at June 30, 2014. Certificate of deposit accounts decreased $34.5 million, or 7.4% on an annualized basis, during the first six months of 2014. Certificates of deposit have also fallen as a percentage of total deposits to 23.3% at June 30, 2014 from 24.4% at December 31, 2013.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$712,961	18.4%	0.00%	$640,725	17.5%	0.00%
NOW accounts	208,859	5.4%	0.08%	195,269	5.3%	0.09%
Savings accounts	523,773	13.5%	0.23%	508,451	13.9%	0.25%
Money market accounts	1,528,959	39.4%	0.51%	1,335,300	36.5%	0.61%
Total core deposits	2,974,552	76.7%	0.31%	2,679,745	73.2%	0.36%
Certificate of deposit accounts	901,272	23.3%	0.85%	982,257	26.8%	0.96%
Total deposits	$3,875,824	100.0%	0.43%	$3,662,002	100.0%	0.52%

	Six Months Ended June 30,
	2014			2013
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$705,752	18.3%	0.00%	$624,386	17.2%	0.00%
NOW accounts	207,550	5.4%	0.08%	192,808	5.2%	0.09%
Savings accounts	516,206	13.3%	0.24%	511,401	14.1%	0.26%
Money market accounts	1,517,537	39.3%	0.52%	1,315,056	36.2%	0.63%
Total core deposits	2,947,045	76.3%	0.32%	2,643,651	72.7%	0.37%
Certificate of deposit accounts	914,166	23.7%	0.86%	992,380	27.3%	0.96%
Total deposits	$3,861,211	100.0%	0.44%	$3,636,031	100.0%	0.53%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At June 30, 2014		At December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$185,989	0.73%	$181,598	0.70%
Over six months through 12 months	131,412	0.82%	139,154	0.86%
Over 12 months	95,939	1.32%	103,937	1.32%
	$413,340	0.90%	$424,689	0.91%

Borrowed Funds

Advances from the FHLBB

Although on a long-term basis the Company intends to continue to increase its core deposits, the Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company’s overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by blanket security agreements which require the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the FRB “discount window” and on $119.0 million of lines of credit as necessary.

FHLBB borrowings increased $0.2 billion to $1.0 billion at June 30, 2014 from the December 31, 2013 balance of $0.8 billion. The increase in FHLBB borrowings was primarily due to loan growth outpacing deposit growth during the first six months of 2014.

The following table sets forth certain information regarding FHLBB advances for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Average balance outstanding	$892,770	$760,237	$848,495	$756,773
Maximum amount outstanding at any month-end during the period	1,005,644	785,565	1,005,644	785,565
Balance outstanding at end of period	1,005,644	785,565	1,005,644	785,565
Weighted average interest rate for the period	1.17%	1.41%	1.22%	1.50%
Weighted average interest rate at end of period	1.05%	1.32%	1.05%	1.32%

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $8.4 million during the six months ended June 30, 2014, from $34.6 million at December 31, 2013 to $26.2 million at June 30, 2014, as customers shifted funds into other deposit products.

Subordinated Debt

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. In the first quarter of 2013, the Company repaid $3.0 million in subordinated debt before the scheduled maturity in 2031 given the fixed, high cost of the borrowing. The remaining two subordinated debentures are summarized below:

				Carrying Amount at June 30, 2014	Carrying Amount at December 31, 2013
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2014	$4,680	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2014	$4,521	$4,497

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2014 or December 31, 2013. The following table summarizes certain information concerning the Company’s interest-rate swaps at June 30, 2014 and at December 31, 2013:

	Interest-Rate Swaps
	At June 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Notional principal amounts	$28,017	$22,418
Fixed weighted average interest rate from the Company to counterparty	5.4%	5.7%
Floating weighted average interest rate from counterparty to the Company	3.5%	3.5%
Weighted average remaining term to maturity (in months)	58	47
Fair value:
Recognized as an asset	$887	$825
Recognized as a liability	$912	$856

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $627.7 million at June 30, 2014, a $13.8 million increase compared to $613.9 million at December 31, 2013. The increase primarily reflects net income attributable to the Company of $20.4 million for the six months ended June 30, 2014, an unrealized gain on securities available-for-sale of $4.8 million (after-tax), offset by dividends paid of $11.9 million in that same period. The dividends approved in the second quarter of 2014 represented the Company’s 61st consecutive quarter of dividend payments, and the 49th consecutive quarter in which the Company paid a regular dividend of $0.085.

Stockholders’ equity represented 11.23% of total assets at June 30, 2014, as compared to 11.53% at December 31, 2013. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.73% of tangible assets (total assets less goodwill and identified intangible assets, net) at June 30, 2014, as compared to 8.88% at December 31, 2013.

Results of Operations — Comparison of the Three-Month and Six-Month Periods Ended June 30, 2014 and June 30, 2013

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

Net Interest Income

Net interest income of $46.4 million for the quarter ended June 30, 2014 increased $1.1 million, or 2.4%, as compared to the second quarter of 2013. This overall increase on a quarter-over-quarter basis was a result of an increase in total interest income of $0.4 million, or 0.8%, to $53.3 million at June 30, 2014 from $52.9 million at June 30, 2013, combined with a decrease in interest expense of $0.6 million, or 8.3%, to $6.9 million at June 30, 2014 from $7.5 million at June 30, 2013. Refer to “Comparison of the Three-Month and Six-Month Periods Ended June 30, 2014 and June 30, 2013 — Interest Income” and “Comparison of the Three-Month and Six-Month Periods Ended June 30, 2014 and June 30, 2013 — Interest Expense” below for more details.

Net interest income of $94.2 million for the six months ended June 30, 2014 increased $5.1 million, or 5.8%, as compared to the six months ended June 30, 2013. This overall increase on a year-over-year basis was a result of an increase in total interest income of $3.5 million, or 3.4%, to $108.0 million at June 30, 2014 from $104.5 million at June 30, 2013, combined with a decrease in interest expense of $1.6 million, or 10.4%, to $13.9 million at June 30, 2014 from $15.5 million at June 30, 2013. Refer to “Comparison of the Three-Month and Six-Month Periods Ended June 30, 2014 and June 30, 2013 — Interest Income” and “Comparison of the Three-Month and Six-Month Periods Ended June 30, 2014 and June 30, 2013 — Interest Expense” below for more details.

Net interest margin decreased to 3.61% in the second quarter of 2014 from 3.78% in the second quarter of 2013. Net interest margin decreased to 3.71% for the six months ended June 30, 2014 from 3.74% for the six months ended June 30, 2013. The decrease in the net interest margin for both periods is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.15% in the second quarter of 2014 from 4.41% during the second quarter of 2013. In addition to the intense pricing competition in all loan categories, the decrease is also due to a $1.4 million prepayment, which contributed 11 basis points to yields on interest-earning assets, in the second quarter of 2013.

The yield on interest-earning assets decreased to 4.26% for the six months ended June 30, 2014 from 4.40% for the six months ended June 30, 2013. The Company benefited from a $5.7 million accretion on acquired loans and leases during the six months ended June 30, 2014, as compared to $2.5 million during the six months ended June 30, 2013. This benefit was offset by a decrease in income due to the low interest rate environment.

The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 10 basis points to 0.58% for the three months ended June 30, 2014 from 0.68% for the three months ended June 30, 2013. On a year-to-date basis, the overall cost of funds decreased 11 basis points to 0.59% for the six months ended June 30, 2014 from 0.70% for the six months ended June 30, 2013. The decrease is driven by a reduction in interest rates offered on money market accounts and certificates of deposit, as well as an increase in FHLBB advances borrowed at lower interest rates.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months and six months ended June 30, 2014 and June 30, 2013. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$527,411	$2,360	1.79%	$487,271	$1,940	1.59%
Marketable and restricted equity securities	68,543	602	3.52%	66,988	350	2.10%
Short-term investments	36,850	14	0.16%	52,541	19	0.14%
Total investments	632,804	2,976	1.88%	606,800	2,309	1.52%
Commercial real estate loans (2)	2,288,018	25,395	4.42%	2,034,920	23,863	4.67%
Commercial loans and leases (2)	504,572	5,246	4.12%	420,194	6,531	6.16%
Equipment financing (2)	541,029	9,155	6.77%	467,156	8,279	7.10%
Indirect automobile loans (2)	374,489	3,032	3.25%	494,571	4,523	3.67%
Residential mortgage loans (2)	532,310	4,918	3.70%	512,975	5,101	3.98%
Other consumer loans (2)	277,802	2,833	4.09%	264,183	2,508	3.81%
Total loans and leases	4,518,220	50,579	4.46%	4,193,999	50,805	4.83%
Total interest-earning assets	5,151,024	53,555	4.15%	4,800,799	53,114	4.41%
Allowance for loan and lease losses	(50,809)			(42,954)
Non-interest-earning assets	373,235			380,299
Total assets	$5,473,450			$5,138,144

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$208,859	42	0.08%	$195,269	41	0.09%
Savings accounts	523,773	303	0.23%	508,451	316	0.25%
Money market accounts	1,528,959	1,936	0.51%	1,335,300	2,036	0.61%
Certificates of deposit	901,272	1,920	0.85%	982,257	2,350	0.96%
Total interest-bearing deposits (3)	3,162,863	4,201	0.53%	3,021,277	4,743	0.63%
Advances from the FHLBB	892,770	2,602	1.17%	760,237	2,682	1.41%
Other borrowed funds	35,127	109	1.25%	48,655	112	0.93%
Total borrowed funds	927,897	2,711	1.17%	808,892	2,794	1.39%
Total interest-bearing liabilities	4,090,760	6,912	0.68%	3,830,169	7,537	0.79%
Non-interest-bearing liabilities:
Demand checking accounts (3)	712,961			640,725
Other non-interest-bearing liabilities	39,219			47,589
Total liabilities	4,842,940			4,518,483
Brookline Bancorp, Inc. stockholders’ equity	626,371			616,327
Noncontrolling interest in subsidiary	4,139			3,334
Total liabilities and equity	$5,473,450			$5,138,144
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		46,643	3.47%		45,577	3.62%
Less adjustment of tax-exempt income		209			214
Net interest income		$46,434			$45,363
Net interest margin (5)			3.61%			3.78%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.43% and 0.52% in the three months ended June 30, 2014 and June 30, 2013, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	515,073	4,623	1.80%	$479,433	$3,799	1.58%
Marketable and restricted equity securities	67,753	1,099	3.26%	67,764	705	2.09%
Short-term investments	41,317	58	0.28%	53,586	50	0.19%
Total investments	624,143	5,780	1.85%	600,783	4,554	1.52%
Commercial real estate loans (2)	2,258,422	51,097	4.51%	2,018,117	48,159	4.76%
Commercial loans (2)	489,732	9,939	4.04%	415,633	11,242	5.39%
Equipment financing (2)	532,570	20,192	7.60%	453,642	16,138	7.15%
Indirect automobile loans (2)	379,633	6,296	3.34%	510,657	9,439	3.73%
Residential mortgage loans (2)	532,451	9,727	3.68%	510,801	10,266	4.04%
Other consumer loans (2)	272,532	5,412	4.00%	264,433	5,124	3.91%
Total loans and leases	4,465,340	102,663	4.60%	4,173,283	100,368	4.81%
Total interest-earning assets	5,089,483	108,443	4.26%	4,774,066	104,922	4.40%
Allowance for loan and lease losses	(49,953)			(42,225)
Non-interest-earning assets	378,363			371,475
Total assets	$5,417,893			$5,103,316

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$207,550	$83	0.08%	$192,808	$86	0.09%
Savings accounts	516,206	606	0.24%	511,401	660	0.26%
Money market accounts	1,517,537	3,895	0.52%	1,315,056	4,097	0.63%
Certificates of deposit	914,166	3,908	0.86%	992,380	4,735	0.96%
Total interest-bearing deposits (3)	3,155,459	8,492	0.54%	3,011,645	9,578	0.64%
Advances from the FHLBB	848,495	5,133	1.22%	756,773	5,637	1.50%
Other borrowed funds	36,773	247	1.36%	54,303	266	0.99%
Total borrowed funds	885,268	5,380	1.23%	811,076	5,903	1.47%
Total interest-bearing liabilities	4,040,727	13,872	0.69%	3,822,721	15,481	0.82%
Non-interest-bearing liabilities:
Demand checking accounts (3)	705,752			624,386
Other non-interest-bearing liabilities	43,141			35,750
Total liabilities	4,789,620			4,482,857
Brookline Bancorp, Inc. stockholders’ equity	624,080			616,868
Noncontrolling interest in subsidiary	4,193			3,591
Total liabilities and equity	$5,417,893			$5,103,316
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		94,571	3.57%		89,441	3.58%
Less adjustment of tax-exempt income		403			411
Net interest income		$94,168			$89,030
Net interest margin (5)			3.71%			3.74%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.44% and 0.53% in the six months ended June 30, 2014 and June 30, 2013, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$168	$252	$420	$287	$537	$824
Marketable and restricted equity securities	8	244	252	—	394	394
Short-term investments	(7)	2	(5)	(13)	21	8
Total investments	169	498	667	274	952	1,226
Loans and leases:
Commercial real estate loans	2,835	(1,303)	1,532	5,511	(2,573)	2,938
Commercial loans and leases	1,130	(2,415)	(1,285)	1,772	(3,075)	(1,303)
Equipment financing	1,270	(394)	876	2,977	1,077	4,054
Indirect automobile loans	(1,015)	(476)	(1,491)	(2,233)	(910)	(3,143)
Residential mortgage loans	188	(371)	(183)	414	(953)	(539)
Other consumer loans	133	192	325	164	124	288
Total loans and leases	4,541	(4,767)	(226)	8,605	(6,310)	2,295
Total change in interest and dividend income	4,710	(4,269)	441	8,879	(5,358)	3,521

Interest expense
Deposits:
NOW accounts	3	(2)	1	7	(10)	(3)
Savings accounts	10	(23)	(13)	5	(59)	(54)
Money market accounts	269	(369)	(100)	578	(780)	(202)
Certificates of deposit	(180)	(250)	(430)	(356)	(471)	(827)
Total deposits	102	(644)	(542)	234	(1,320)	(1,086)
Borrowed funds:
Advances from the FHLBB	426	(506)	(80)	629	(1,133)	(504)
Other borrowed funds	(36)	33	(3)	(101)	82	(19)
Total borrowed funds	390	(473)	(83)	528	(1,051)	(523)
Total change in interest expense	492	(1,117)	(625)	762	(2,371)	(1,609)
Change in tax-exempt income	(5)	—	(5)	(8)	—	(8)
Change in net interest income	$4,223	$(3,152)	$1,071	$8,125	$(2,987)	$5,138

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$25,265	$23,702	$1,563	6.6%	$50,837	$47,854	$2,983	6.2%
Commercial loans	5,231	6,531	(1,300)	-19.9%	9,911	11,242	(1,331)	-11.8%
Equipment financing	9,155	8,279	876	10.6%	20,192	16,138	4,054	25.1%
Indirect automobile loans	3,032	4,523	(1,491)	-33.0%	6,296	9,439	(3,143)	-33.3%
Residential mortgage loans	4,917	5,101	(184)	-3.6%	9,727	10,266	(539)	-5.3%
Other consumer loans	2,833	2,508	325	13.0%	5,412	5,124	288	5.6%
Total interest income — loans and leases	$50,433	$50,644	$(211)	-0.4%	$102,375	$100,063	$2,312	2.3%

Except for equipment financing and other consumer loans, declines in the yields on all portfolios reflect the high rate of loan refinancings and the intense pricing competition which affected the Company’s lending markets.

Interest income from loans and leases was $50.4 million for the three months ended June 30, 2014, resulting in a yield on total loans and leases of 4.46%. This compares to $50.6 million of interest on loans and leases and a yield of 4.83% for the three months ended June 30, 2013. The year-over-year $0.2 million decrease in interest income from loans and leases was due to a decrease of $4.8 million due to changes in rate, offset by an increase of $4.5 million due to increased origination volume. Accretion on acquired loans and leases of $1.5 million contributed 11 basis points to net interest margin during the second quarter of 2014, compared to $1.4 million and 11 basis points in the second quarter of 2013.

Interest income from loans and leases was $102.4 million for the six months ended June 30, 2014, resulting in a yield on total loans and leases of 4.60%. This compares to $100.1 million of interest on loans and leases and a yield of 4.81% for the six months ended June 30, 2013. The year-over-year $2.3 million increase in interest income from loans and leases was due to an increase of $8.6 million due to origination volume, offset by a decrease of $6.3 million due to changes in rate. Accretion on acquired loans and leases of $5.7 million contributed 22 basis points to net interest margin for the six months ended June 30, 2014, compared to $2.5 million and 10 basis points for the six months ended June 30, 2013. This increase was due to a reforecast of one acquired equipment financing pool and improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases.

Investments

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,360	$1,934	$426	22.0%	$4,619	$3,786	$833	22.0%
Marketable and restricted equity securities	539	303	236	77.9%	988	612	376	61.4%
Short-term investments	14	19	(5)	-26.3%	58	50	8	16.0%
Total interest income — investments	$2,913	$2,256	$657	29.1%	$5,665	$4,448	$1,217	27.4%

Total investment income was $2.9 million for the three months ended June 30, 2014, compared to $2.3 million for the three months ended June 30, 2013. The yield on investments increased to 1.88% for the quarter ended June 30, 2014 from 1.52% for the quarter ended June 30, 2013. The $0.7 million year-over-year increase in quarterly interest income on investments was largely driven by higher rates.

Total investment income was $5.7 million for the six months ended June 30, 2014, compared to $4.4 million for the six months ended ended June 30, 2013. The yield on investments increased to 1.85% for the six months ended June 30, 2014 from 1.52% for the six months ended June 30, 2013. The $1.2 million year-over-year increase in quarterly interest income on investments was largely driven by higher rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$42	$41	$1	2.4%	$83	$86	$(3)	-3.5%
Savings accounts	303	316	(13)	-4.1%	606	660	(54)	-8.2%
Money market accounts	1,936	2,036	(100)	-4.9%	3,895	4,097	(202)	-4.9%
Certificates of deposit	1,920	2,350	(430)	-18.3%	3,908	4,735	(827)	-17.5%
Total interest expense - deposits	4,201	4,743	(542)	-11.4%	8,492	9,578	(1,086)	-11.3%
Borrowed funds:
Advances from the FHLBB	2,602	2,682	(80)	-3.0%	5,133	5,637	(504)	-8.9%
Other borrowed funds	109	112	(3)	-2.7%	247	266	(19)	-7.1%
Total interest expense - borrowed funds	2,711	2,794	(83)	-3.0%	5,380	5,903	(523)	-8.9%
Total interest expense	$6,912	$7,537	$(625)	-8.3%	$13,872	$15,481	$(1,609)	-10.4%

Deposits

Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.

Interest expense on deposits decreased $0.5 million, or 11.4%, from $4.7 million for the quarter ended June 30, 2013 to $4.2 million for the quarter ended June 30, 2014. Accretion on acquired deposits was $0.1 million in both periods, which improved the Company’s net interest margin by 1 basis point in both periods.

Interest expense on deposits decreased $1.1 million, or 11.3%, from $9.6 million for the six months ended June 30, 2013 to $8.5 million for the six months ended June 30, 2014. Accretion on acquired deposits was $0.1 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively, which improved the Company’s net interest margin by 1 basis point in both periods.

While interest-bearing deposit balances increased during these periods, the increases in interest expense on deposits due to volume were offset by decreases in interest expense due to deposit offering rates. The cost of total interest-bearing deposits decreased from 0.63% during the three months ended June 30, 2013 to 0.53% in the three months ended June 30, 2014. The cost of total interest-bearing deposits decreased to 0.54% in the six months ended June 30, 2014 from 0.64% during the six months ended June 30, 2013.

Borrowed Funds

Interest paid on borrowed funds decreased by $0.1 million, or 3.0% from $2.8 million for the three months ended June 30, 2013 to $2.7 million for the three months ended June 30, 2014. The cost of borrowed funds declined to 1.17% for the quarter ended June 30, 2014 from 1.39% during the three months ended June 30, 2013. Including accretion, decreases in borrowing rates resulted in a decrease in debt-related interest expenses of $0.5 million. Accretion on acquired borrowed funds of $0.7 million and $0.9 million improved the Company’s net interest margin by 7 basis points and 8 basis points for the three months ended June 30, 2014 and 2013, respectively.

Interest paid on borrowed funds decreased by $0.5 million, or 8.9% from $5.9 million for the six months ended June 30, 2013 to $5.4 million for the six months ended June 30, 2014. The cost of borrowed funds declined to 1.23% for the six months ended June 30, 2014 from 1.47% during the six months ended June 30, 2013. Including accretion, decreases in borrowing rates resulted in a decrease in debt-related interest expenses of $1.1 million. Accretion on acquired borrowed funds of $1.4 million and $2.0 million improved the Company’s net interest margin by 7 basis points and 9 basis points for the six months ended June 30, 2014 and 2013, respectively.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,857	$1,512	$345	22.8%	$3,693	$2,078	$1,615	77.7%
Commercial	900	434	466	107.4%	1,524	1,596	(72)	-4.5%
Indirect automobile	77	(136)	213	-156.6%	2	(208)	210	-101.0%
Consumer	(6)	497	(503)	-101.2%	(90)	574	(664)	-115.7%
Unallocated	(646)	81	(727)	-897.5%	(530)	147	(677)	-460.5%
Total provision for loan and lease losses	2,182	2,388	(206)	-8.6%	4,599	4,187	412	9.8%
Unfunded credit commitments	94	51	43	84.3%	120	107	13	12.1%
Total provision for credit losses	$2,276	$2,439	$(163)	-6.7%	$4,719	$4,294	$425	9.9%

The provisions for credit losses for the second quarter of 2014 and 2013 were $2.3 million and $2.4 million, respectively. The provisions for credit losses for the six months ended June 30, 2014 and 2013 were $4.7 million and $4.3 million, respectively. The $0.2 million quarter-over-quarter decrease in the provision for loan and lease losses was due in large part to an increase in the allowance for loan and lease losses on the acquired portfolios during the six months ended June 30, 2013, no additional provision on the acquired portfolio was necessary during the six months ended June 30, 2014, coupled with a reduction in the unallocated allowance, offset by loan growth of $241.4 million during the six months ended June 30, 2014. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,204	$1,929	$275	14.3%	4,163	3,995	168	4.2%
Loan fees	124	386	(262)	-67.9%	560	807	(247)	-30.6%
Loss from investments in affordable housing projects	(539)	(624)	85	-13.6%	(1,043)	(936)	(107)	11.4%
Gain on sales of securities, net	(13)	—	(13)	—%	(13)	—	(13)	—%
Gain on sales of loans and leases held-for-sale	54	183	(129)	-70.5%	656	481	175	36.4%
Gain on sale/disposals of premises and equipment, net	(6)	(21)	15	-71.4%	1,504	(21)	1,525	-7,261.9%
Other	1,466	1,286	180	14.0%	2,587	2,140	447	20.9%
Total non-interest income	$3,290	$3,139	$151	4.8%	$8,414	$6,466	$1,948	30.1%

Total non-interest income increased $0.2 million, or 4.8%, to $3.3 million for the three months ended June 30, 2014, from $3.1 million for the three months ended June 30, 2013. The increase is primarily attributable to a $0.3 million increase in deposit fees, a $0.1 million decrease in the losses from investment in affordable housing projects and a $0.1 million increase in rental income included in other non-interest income, offset by a decrease of $0.3 million in loan fees and a $0.1 million decrease in gain on sales of loans and leases held-for-sale.

Total non-interest income increased $1.9 million, or 30.1%, to $8.4 million for the six months ended June 30, 2014, from $6.5 million for the six months ended June 30, 2013. The increase is primarily attributable to a $1.5 million net gain on sale/disposals of premises and equipment, a $0.2 million increase in rental income included in other non-interest income, a $0.2 million increase in gain on sales of loans and leases held-for-sale, a $0.2 million increase in deposit fees, offset by a $0.2 million decrease in loan fees.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$17,295	$16,697	$598	3.6%	$35,327	$32,994	$2,333	7.1%
Occupancy	3,154	2,865	289	10.1%	7,559	5,948	1,611	27.1%
Equipment and data processing	4,348	4,262	86	2.0%	8,725	8,362	363	4.3%
Professional services	1,487	1,513	(26)	-1.7%	3,214	3,014	200	6.6%
FDIC insurance	847	936	(89)	-9.5%	1,707	1,870	(163)	-8.7%
Advertising and marketing	776	768	8	1.0%	1,441	1,438	3	0.2%
Amortization of identified intangible assets	827	1,177	(350)	-29.7%	1,688	2,342	(654)	-27.9%
Other	2,488	2,598	(110)	-4.2%	5,137	5,617	(480)	-8.5%
Total non-interest expense	$31,222	$30,816	$406	1.3%	$64,798	$61,585	$3,213	5.2%

Non-interest expense for the three months ended June 30, 2014 increased $0.4 million compared to the same period in 2013. The increase was due to a $0.6 million increase in compensation and employee benefits expense, a $0.3 million increase in occupancy expense, offset by a decrease of $0.4 million in amortization of identified intangible assets and a decrease of $0.1 million in other expenses. Non-interest expense for the six months ended June 30, 2014 increased $3.2 million compared to the same period in 2013. The increase was primarily due to a $2.3 million increase in compensation and employee benefits expense, a $1.6 million increase in occupancy expense, offset by a decrease of $0.7 million in amortization of identified intangible assets and a decrease of $0.5 million in other expenses.

The efficiency ratio decreased to 62.79% for the three-month period ending June 30, 2014 from 63.53% for the three-month period ending June 30, 2013. The efficiency ratio decreased to 63.17% for the six-month period ending June 30, 2014 from 64.49% for the six-month period ending June 30, 2013. Efficiency ratios improved because increases in non-interest expense was outpaced by increases in net interest income and non-interest income.

Compensation and employee benefit expense for the three months ended June 30, 2014 increased $0.6 million, or 3.6%, as compared to the same period in 2013, and increased $2.3 million, or 7.1%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increases in both periods were driven primarily by additional staffing for the opening of the Waltham, MA, branch of Brookline Bank and Wakefield, RI, branch of Bank Rhode Island and to support the growth in equipment financing.

Occupancy expense for the three months ended June 30, 2014 increased $0.3 million, or 10.1%, as compared to the same period in 2013. Occupancy expense for the six months ended June 30, 2014 increased $1.6 million, or 27.1%, as compared to the same period in 2013. The increases in both periods were primarily due to additional expenses associated with the newly opened branches, as well as the recognition of future lease obligation associated with the consolidation of an operations center and three discontinued branch properties.

Amortization of identified intangible assets for the three months ended June 30, 2014 decreased $0.4 million, or 29.7%, as compared to the same period in 2013, and decreased $0.7 million, or 27.9%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decreases in both periods were due to the accelerated method of amortization for certain intangible assets and that several intangible assets that were fully amortized at December 31, 2013.

Other expense decreased $0.1 million, or 4.2%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. Other expense decreased $0.5 million, or 8.5%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. The decreases in both periods were largely due to cost reduction costs related to the runoff of the indirect auto portfolio.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$16,226	$15,247	$979	6.4%	$33,065	$29,617	$3,448	11.6%
Provision for income taxes	5,774	5,382	392	7.3%	11,769	10,511	1,258	12.0%
Net income	$10,452	$9,865	$587	6.0%	$21,296	$19,106	$2,190	11.5%

Effective tax rate	35.6%	35.3%	N/A	0.8%	35.6%	35.5%	N/A	0.3%

The Company recorded income tax expense of $5.8 million for the three months ended June 30, 2014, compared to $5.4 million for the three months ended June 30, 2013, representing effective tax rates of 35.6% and 35.3%, respectively.  On a year-to-date basis, the Company recorded income tax expense of $11.8 million for the first six months of 2014, compared to $10.5 million for the same period of 2013, representing effective tax rates of 35.6% and 35.5%, respectively.

The slight increase in the effective tax rate is primarily attributable to the absence of the rehabilitation tax credit in 2014. The increase was partially offset by tax credits received from the investment in two new affordable housing projects.

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

Deposits, which are considered the most stable source of liquidity, totaled $3.9 billion at June 30, 2014, and represented 78.8% of total funding (the sum of total deposits and total borrowings), compared to deposits of $3.8 billion, or 82.5% of total funding, at December 31, 2013. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.0 billion at June 30, 2014 and represented 76.7% of total deposits, compared to core deposits of $2.9 billion, or 75.6% of total deposits, at December 31, 2013. While deposits are considered the most reliable source of liquidity, the Company is careful to increase deposits without adversely impacting the weighted average cost of those funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.0 billion at June 30, 2014, representing 21.2% of total funding, compared to $0.8 billion, or 17.5% of total funding, at December 31, 2013. As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At June 30, 2014, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.2 billion as compared to $1.0 billion at December 31, 2013, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 30% of total assets. At June 30, 2014, cash and cash equivalents and available-for-sale securities totaled $608.3 million, or 10.9% of total assets. This compares to $584.9 million, or 11.0% of total assets at December 31, 2013.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2014	At December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$67,378	$48,973
Commercial	146,347	143,252
Residential mortgage	10,524	8,027
Unadvanced portion of loans and leases	549,473	586,279
Unused lines of credit:
Home equity	212,857	205,665
Other consumer	6,386	6,503
Other commercial	1,138	1,035
Unused letters of credit:
Financial standby letters of credit	18,322	20,410
Performance standby letters of credit	3,189	2,989
Commercial and similar letters of credit	2,302	440
Back-to-back interest-rate swaps	28,017	22,418

Capital Resources

At June 30, 2014, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At June 30, 2014:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$490,886	9.2%	$212,735	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	490,886	10.6%	184,891	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	543,728	11.8%	369,569	8.0%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$292,341	8.7%	$134,255	4.0%	$167,819	5.0%
Tier 1 risk-based capital ratio	(2)	292,341	9.6%	122,191	4.0%	183,286	6.0%
Total risk-based capital ratio	(3)	330,522	10.8%	244,379	8.0%	305,473	10.0%

BankRI
Tier 1 leverage capital ratio	(1)	$143,642	8.3%	$69,476	4.0%	$86,845	5.0%
Tier 1 risk-based capital ratio	(2)	143,642	10.7%	53,598	4.0%	80,397	6.0%
Total risk-based capital ratio	(3)	156,098	11.6%	107,284	8.0%	134,105	10.0%

First Ipswich
Tier 1 leverage capital ratio	(1)	$31,372	10.3%	$12,183	4.0%	$15,229	5.0%
Tier 1 risk-based capital ratio	(2)	31,372	13.0%	9,631	4.0%	14,446	6.0%
Total risk-based capital ratio	(3)	33,557	13.9%	19,272	8.0%	24,090	10.0%

At December 31, 2013:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.4%	$205,330	4.0%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.0%	174,558	4.0%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.2%	348,959	8.0%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.4%	$127,992	4.0%	$159,990	5.0%
Tier 1 risk-based capital ratio	(2)	299,822	10.4%	114,984	4.0%	172,477	6.0%
Total risk-based capital ratio	(3)	335,748	11.7%	229,768	8.0%	287,210	10.0%

BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.1%	$66,784	4.0%	$83,480	5.0%
Tier 1 risk-based capital ratio	(2)	134,904	10.6%	51,052	4.0%	76,577	6.0%
Total risk-based capital ratio	(3)	145,847	11.4%	102,080	8.0%	127,600	10.0%

First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.8%	$12,461	4.0%	$15,576	5.0%
Tier 1 risk-based capital ratio	(2)	30,435	13.6%	8,971	4.0%	13,457	6.0%
Total risk-based capital ratio	(3)	32,289	14.4%	17,938	8.0%	22,423	10.0%

1.	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

2.	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

3.	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk that the market value or estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that the Company’s net income will be significantly reduced by interest-rate changes.

Interest-Rate Risk

The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve risk, basis risk and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company’s assets and liabilities. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company’s assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to the person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.

Asset/Liability Management

Market risk and interest-rate risk management is governed by the Company’s Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define the Company’s tolerance for interest-rate risk. The ALCO and Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company’s potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves and general market volatility.

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated and limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at June 30, 2014 or December 31, 2013. See Note 9, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at June 30, 2014.

At June 30, 2014, net interest income simulation indicated that the Company’s exposure to changing interest rates was within established tolerances. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2014		December 31, 2013
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	(993)	-0.53%	590	0.33%
Up 200 basis points	(492)	-0.26%	414	0.23%
Up 100 basis points	(144)	-0.08%	220	0.12%
Down 100 basis points	(3,794)	-2.03%	(3,648)	-2.02%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a negative 0.53% at June 30, 2014 compared to a positive 0.33% at December 31, 2013. The change was due to the modeled slowdown of prepayments on the loans and leases portfolio as well as incremental growth in medium term, fixed rate commercial real estate loans and commercial loans and leases funded with shorter term funding.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. At June 30, 2014, the Company’s one-year cumulative gap was a negative $643.0 million, or 11.51% of total assets, compared with a negative $271.6 million, or 5.1% of total assets at December 31, 2013.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2014, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At June 30, 2014	At December 31, 2013

Up 300%	-12.30%	-3.05%
Up 200%	-10.95%	-3.87%
Up 100%	-7.54%	-2.06%
Down 100%	2.35%	-1.11%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 10.1	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 9, 2014)

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101***
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013; (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2014 and 2013.

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

BROOKLINE BANCORP, INC.

Date: August 8, 2014	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer and Treasurer
(Principal Financial Officer)