Form 10-Q
period 2014-09-30
BROOKLINE BANCORP INC
filed 2014-11-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 7, 2014, the number of shares of common stock, par value $0.01 per share, outstanding was 70,022,691.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At September 30, 2014	At December 31, 2013
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$37,237	$37,148
Short-term investments	50,901	55,357
Total cash and cash equivalents	88,138	92,505
Investment securities available-for-sale	527,516	492,428
Investment securities held-to-maturity (fair value of $500)	500	500
Total investment securities	528,016	492,928
Loans and leases held-for-sale	464	13,372
Loans and leases:
Commercial real estate loans	2,402,723	2,203,623
Commercial loans and leases	1,121,853	965,610
Indirect automobile loans	353,263	400,531
Consumer loans	858,189	792,701
Total loans and leases	4,736,028	4,362,465
Allowance for loan and lease losses	(52,822)	(48,473)
Net loans and leases	4,683,206	4,313,992
Restricted equity securities	74,804	66,559
Premises and equipment, net of accumulated depreciation of $42,858 and $44,420, respectively	81,479	80,505
Deferred tax asset	29,168	31,710
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $25,411 and $22,895, respectively	14,371	16,887
Other real estate owned and repossessed assets	2,463	1,578
Other assets	77,966	77,180
Total assets	$5,717,965	$5,325,106

LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$705,604	$707,023
Interest-bearing deposits:
NOW accounts	220,766	210,602
Savings accounts	532,790	494,734
Money market accounts	1,522,612	1,487,979
Certificate of deposit accounts	907,432	934,668
Total interest-bearing deposits	3,183,600	3,127,983
Total deposits	3,889,204	3,835,006
Borrowed funds:
Advances from the FHLBB	1,027,211	768,773
Subordinated debentures and notes	82,763	9,163
Other borrowed funds	22,891	34,619
Total borrowed funds	1,132,865	812,555
Mortgagors’ escrow accounts	8,757	7,889
Accrued expenses and other liabilities	50,430	51,485
Total liabilities	5,081,256	4,706,935

Commitments and contingencies (Note 14)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,997	617,538
Retained earnings, partially restricted	78,980	64,903
Accumulated other comprehensive loss	(4,681)	(7,915)
Treasury stock, at cost; 5,035,956 shares and 5,171,985 shares, respectively	(58,228)	(59,826)
Unallocated common stock held by ESOP; 261,453 shares and 291,666 shares, respectively	(1,425)	(1,590)
Total Brookline Bancorp, Inc. stockholders’ equity	632,400	613,867
Noncontrolling interest in subsidiary	4,309	4,304
Total stockholders' equity	636,709	618,171
Total liabilities and stockholders' equity	$5,717,965	$5,325,106

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$51,769	$48,462	$154,144	$148,525
Debt securities	2,312	2,041	6,931	5,827
Marketable and restricted equity securities	520	298	1,508	911
Short-term investments	15	22	73	72
Total interest and dividend income	54,616	50,823	162,656	155,335

Interest expense:
Deposits	4,248	4,637	12,740	14,214
Borrowed funds	3,044	2,774	8,424	8,677
Total interest expense	7,292	7,411	21,164	22,891

Net interest income	47,324	43,412	141,492	132,444
Provision for credit losses	2,034	2,748	6,753	7,042
Net interest income after provision for credit losses	45,290	40,664	134,739	125,402

Non-interest income:
Deposit fees	2,352	1,989	6,515	5,984
Loan fees	601	296	1,229	1,127
Loss from investments in affordable housing projects	(543)	(558)	(1,586)	(1,494)
Loss on sales of securities, net	—	—	(13)	—
Gain on sales of loans and leases held-for-sale	538	116	1,194	597
(Loss)/gain on sale/disposals of premises and equipment, net	(2)	21	1,502	—
Other	2,710	1,592	5,229	3,708
Total non-interest income	5,656	3,456	14,070	9,922

Non-interest expense:
Compensation and employee benefits	18,258	15,589	53,585	48,586
Occupancy	3,334	3,312	10,893	9,260
Equipment and data processing	4,193	4,061	12,918	12,423
Professional services	1,001	1,329	4,215	4,343
FDIC insurance	873	508	2,580	2,378
Advertising and marketing	745	758	2,186	2,196
Amortization of identified intangible assets	828	1,154	2,516	3,496
Other	2,692	2,845	7,829	8,462
Total non-interest expense	31,924	29,556	96,722	91,144

Income before provision for income taxes	19,022	14,564	52,087	44,180
Provision for income taxes	6,779	4,645	18,548	15,156
Net income before noncontrolling interest in subsidiary	12,243	9,919	33,539	29,024

Less net income attributable to noncontrolling interest in subsidiary	662	490	1,560	1,292
Net income attributable to Brookline Bancorp, Inc.	$11,581	$9,429	$31,979	$27,732

Earnings per common share:
Basic	$0.17	$0.14	$0.46	$0.40
Diluted	0.17	0.13	0.46	0.40

Weighted average common shares outstanding during the period:
Basic	69,989,909	69,830,953	69,918,248	69,789,737
Diluted	70,088,987	69,913,765	70,029,383	69,860,722

Dividends declared per common share	$0.085	$0.085	$0.255	$0.255
 See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$12,243	$9,919	$33,539	$29,024

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(2,257)	(735)	5,386	(13,526)
Income tax benefit (expense)	850	276	(2,043)	5,137
Net unrealized securities holding (losses) gains before reclassification adjustments	(1,407)	(459)	3,343	(8,389)
Less reclassification adjustments for securities losses included in net income:
Loss on sales of securities, net	—	—	(13)	—
Income tax benefit	—	—	5	—
Net reclassification adjustments for securities losses included in net income	—	—	(8)	—
Net securities holding (losses) gains	(1,407)	(459)	3,351	(8,389)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(105)	—	(190)	8
Income tax benefit (expense)	40	—	73	(2)
Net adjustment of accumulated obligation for postretirement benefits	(65)	—	(117)	6

Other comprehensive (loss) income, net of taxes	(1,472)	(459)	3,234	(8,383)

Comprehensive income	10,771	9,460	36,773	20,641
Net income attributable to noncontrolling interest in subsidiary	662	490	1,560	1,292
Comprehensive income attributable to Brookline Bancorp, Inc.	$10,109	$8,970	$35,213	$19,349

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2013	$757	$617,538	$64,903	$(7,915)	$(59,826)	$(1,590)	$613,867	$4,304	$618,171

Net income attributable to Brookline Bancorp, Inc.	—	—	31,979	—	—	—	31,979	—	31,979

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,560	1,560

Issuance of noncontrolling units	—	—	—	—	—	—	—	60	60

Other comprehensive income	—	—	—	3,234	—	—	3,234	—	3,234

Common stock dividends of $0.255 per share	—	—	(17,902)	—	—	—	(17,902)	—	(17,902)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,615)	(1,615)

Compensation under recognition and retention plan	—	(755)	—	—	1,598	—	843	—	843

Common stock held by ESOP committed to be released (30,213 shares)	—	214	—	—	—	165	379	—	379

Balance at September 30, 2014	$757	$616,997	$78,980	$(4,681)	$(58,228)	$(1,425)	$632,400	$4,309	$636,709

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Nine Months Ended September 30, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

Net income attributable to Brookline Bancorp, Inc.	—	—	27,732	—	—	—	27,732	—	27,732

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,292	1,292

Other comprehensive loss	—	—	—	(8,383)	—	—	(8,383)	—	(8,383)

Common stock dividends of $0.255 per share	—	—	(17,880)	—	—	—	(17,880)	—	(17,880)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,194)	(1,194)

Compensation under recognition and retention plan	—	1,073	—	—	—	—	1,073	—	1,073

Restricted stock awards issued, net of awards surrendered	—	(2,531)	—	—	2,531	—	—	—	—

Common stock held by ESOP committed to be released (31,689 shares)	—	—	—	—	—	172	172	—	172

Balance at September 30, 2013	$757	$616,968	$63,210	$(4,900)	$(59,576)	$(1,648)	$614,811	$3,810	$618,621

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$31,979	$27,732
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,560	1,292
Provision for credit losses	6,753	7,042
Origination of loans and leases to be sold	(18,065)	(25,118)
Proceeds from loans and leases sold	32,167	28,748
Proceeds from sales of other real estate owned and repossessed assets	8,966	7,948
Deferred income tax expense (benefit)	567	(1,985)
Depreciation of premises and equipment	5,207	4,586
Amortization of investment securities premiums and discounts, net	2,186	2,564
Amortization of deferred loan and lease origination costs, net	7,525	7,749
Amortization of identified intangible assets	2,516	3,496
Amortization of debt issuance costs	4	—
Accretion of acquisition fair value adjustments, net	(9,110)	(5,518)
Gain on sales of loans and leases held-for-sale	(1,194)	(597)
Loss on sales of investment securities, net	13	—
(Loss)/Gain on sales of other real estate owned and repossessed assets	(26)	35
Write-down of other real estate owned and repossessed assets	235	188
Gain on sale/disposals of premises and equipment, net	(1,502)	—
Compensation under recognition and retention plans	843	1,073
Loss from investments in affordable housing projects	1,586	1,494
ESOP shares committed to be released	379	172
Net change in:
Cash surrender value of bank-owned life insurance	(805)	(824)
Other assets	(1,567)	13,663
Accrued expenses and other liabilities	(1,470)	(11,858)
Net cash provided from operating activities	68,747	61,882

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	5,083	—
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	59,961	108,940
Purchases of investment securities available-for-sale	(96,932)	(124,106)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	500	—
Purchases of investment securities held-to-maturity	(500)	—
Proceeds from redemption of restricted equity securities	—	2,108
Purchases of restricted equity securities	(8,245)	(74)
Net increase in loans and leases	(386,340)	(137,775)
Proceeds from sales of premises and equipment	1,972	330
Purchase of premises and equipment, net	(6,785)	(13,763)
Net cash used for investing activities	(431,286)	(164,340)
		(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	81,434	182,301
Decrease in certificates of deposit	(27,054)	(60,929)
Proceeds from FHLBB advances	2,097,776	2,165,600
Repayment of FHLBB advances	(1,837,206)	(2,169,090)
Proceeds from issuance of subordinated notes	73,539	—
Repayment of subordinated debentures	—	(3,000)
Decrease in other borrowed funds, net	(11,728)	(16,094)
Increase in mortgagors’ escrow accounts, net	868	1,062
Payment of dividends on common stock	(17,902)	(17,880)
Proceeds from issuance of noncontrolling units	60	—
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,615)	(1,194)
Net cash provided from financing activities	358,172	80,776

Net decrease in cash and cash equivalents	(4,367)	(21,682)
Cash and cash equivalents at beginning of period	92,505	117,097
Cash and cash equivalents at end of period	$88,138	$95,415

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$23,278	$26,345
Income taxes	13,689	14,990
Non-cash investing activities:
Transfer from loans to other real estate owned	$10,060	$7,999

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.7%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 24 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency and BRI Realty Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 5 full-service banking offices on the north shore of eastern Massachusetts.

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
At and for the Nine Months Ended September 30, 2014 and 2013

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

(2)         Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for interim and annual periods beginning after December 15, 2016; early application is permitted. The Company has chosen not to early adopt ASU 2014-15. Management do not expect material impact, if any, as of September 30, 2014.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. In addition, the ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015; early application is not permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. This ASU provides a single principles-based, five-step model to be applied to all contracts with customers. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The ASU is effective for annual periods (including interim reporting periods within those periods) beginning after December 15, 2016; early application is not permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2014.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors. This ASU provides clarification on when an in substance repossession or foreclosure occurs resulting in the creditor derecognizing the loan and recognizing the collateral. Currently, there is no definition of in substance repossession or foreclosure and physical possession in the accounting literature. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has chosen not to early adopt ASU 2014-04 and is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2014.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities. Currently,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

investments in qualified affordable housing projects are accounted for either by the effective yield, equity or cost method. This ASU allows for reporting entities to make a policy election on how to account for their investments. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has chosen not to early adopt ASU 2014-01 and is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2014.

(3)         Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$15,839	$3	$52	$15,790
GSE CMOs	245,380	108	8,260	237,228
GSE MBSs	231,636	1,971	2,095	231,512
SBA commercial loan asset-backed securities	212	—	2	210
Corporate debt obligations	39,782	371	54	40,099
Trust preferred securities	1,463	—	158	1,305
Total debt securities	534,312	2,453	10,621	526,144
Marketable equity securities	1,266	108	2	1,372
Total investment securities available-for-sale	$535,578	$2,561	$10,623	$527,516

Investment securities held-to-maturity	$500	$—	$—	$500

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$12,138	$42	$—	$12,180
GSE CMOs	254,331	86	10,773	243,644
GSE MBSs	202,478	1,852	4,929	199,401
Private-label CMOs	3,258	115	18	3,355
SBA commercial loan asset-backed securities	245	—	2	243
Auction-rate municipal obligations	1,900	—	125	1,775
Municipal obligations	1,068	18	—	1,086
Corporate debt obligations	27,751	506	33	28,224
Trust preferred securities	1,461	—	251	1,210
Total debt securities	504,630	2,619	16,131	491,118
Marketable equity securities	1,259	61	10	1,310
Total investment securities available-for-sale	$505,889	$2,680	$16,141	$492,428

Investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

At September 30, 2014, the fair value of all investment securities available-for-sale was $527.5 million, with net unrealized losses of $8.1 million, compared to a fair value of $492.4 million and net unrealized losses of $13.5 million at December 31, 2013. At September 30, 2014, $406.3 million, or 77.0%, of the portfolio, had gross unrealized losses, compared to $383.3 million, or 77.8%, at December 31, 2013. The total gross unrealized loss at September 30, 2014 was $10.6 million, as compared to $16.1 million at December 31, 2013.

Investment Securities as Collateral

At September 30, 2014 and December 31, 2013, respectively, $446.7 million and $402.5 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and Federal Home Loan Bank of Boston (“FHLBB”) borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at September 30, 2014 and December 31, 2013 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$10,767	$52	$—	$—	$10,767	$52
GSE CMOs	43,509	1,361	188,640	6,899	232,149	8,260
GSE MBSs	59,932	208	86,466	1,887	146,398	2,095
SBA commercial loan asset-backed securities	8	—	192	2	200	2
Corporate debt obligations	14,962	54	—	—	14,962	54
Trust preferred securities	—	—	1,305	158	1,305	158
Temporarily impaired debt securities	129,178	1,675	276,603	8,946	405,781	10,621
Marketable equity securities	510	2	—	—	510	2
Total temporarily impaired investment securities	$129,688	$1,677	$276,603	$8,946	$406,291	$10,623

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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

The Company performs regular analysis on the investment securities available-for-sale portfolio to determine whether a decline in fair value indicates that an investment security is OTTI. In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost; projected future cash flows; credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

Management also considers the Company’s capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's unaudited consolidated statements of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the investment security will be recognized in the Company's unaudited consolidated statements of income.

At September 30, 2014, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI at September 30, 2014. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

Debt Securities

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. At September 30, 2014, only GNMA MBSs and CMOs, and Small Business Administration

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

(“SBA”) commercial loan asset-backed securities with an estimated fair value of $24.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $18.9 million at December 31, 2013.

At September 30, 2014, the Company held GSE debentures with a total fair value of $15.8 million which approximated amortized cost. At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million which also approximated amortized cost. At September 30, 2014, four of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2013, none of the five securities in this portfolio was in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the nine months ended September 30, 2014, the Company purchased $8.9 million in GSE debentures. The Company did not purchase any GSE debentures in the same period in 2013.

At September 30, 2014, the Company held GSE mortgage-related securities with a total fair value of $468.7 million and a net unrealized loss of $8.3 million. This compares to a total fair value of $443.0 million and a net unrealized loss of $13.8 million at December 31, 2013. At September 30, 2014, 106 of the 244 securities in this portfolio were in unrealized loss positions, compared to 86 of the 232 securities at December 31, 2013. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the nine months ended September 30, 2014, the Company purchased $76.1 million in GSE CMOs and GSE MBSs to reinvest cash from matured securities. This compares to a total of $111.4 million during the same period in 2013.

SBA Commercial Loan Asset-Backed

At September 30, 2014, the Company held eight SBA securities with a total fair value of $0.2 million which approximated amortized cost. At September 30, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2013, the Company held nine SBA securities with a total fair value of $0.2 million which also approximated amortized cost. At December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government.

Private-Label CMOs

At September 30, 2014, the Company held no private-issuer CMO-related securities. All private-label CMOs were sold during the second quarter of 2014. At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions.

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

At September 30, 2014, the Company held no auction-rate municipal obligations. All auction-rate municipal obligations were sold during the second quarter of 2014. This compares to an estimated fair value of $1.8 million, with a corresponding net unrealized loss of $0.1 million at December 31, 2013. At December 31, 2013, all of the securities in this portfolio were in unrealized loss positions.

The Company owns no municipal obligations at September 30, 2014. All municipal obligations were sold during the second quarter of 2014. This compares to a total fair value of $1.1 million which approximated amortized cost at December 31, 2013. At December 31, 2013, none of the securities in this portfolio was in unrealized loss position.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned thirteen corporate obligation securities with a total fair value of $40.1 million and total net unrealized gains of $0.3 million at September 30, 2014. This compares to eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million at December 31, 2013. At September 30, 2014, four of the thirteen securities in this portfolio were in unrealized loss positions. At December 31, 2013, two of the eleven securities in this portfolio are in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2014, the Company purchased $12.0 million in corporate obligations compared to $12.7 million in the same period in 2013.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At September 30, 2014, the Company owned two trust preferred securities with a total fair value of $1.3 million and total net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million at December 31, 2013. At September 30, 2014 and December 31, 2013, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At September 30, 2014, the Company owned marketable equity securities with a fair value of $1.4 million, including net unrealized gains of $0.1 million. This compares to a fair value of $1.3 million and net unrealized gains of $0.1 million at December 31, 2013. At both September 30, 2014 and December 31, 2013, one out of the four securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity

At September 30, 2014, the Company owned a held-to-maturity investment security with a carrying value of $0.5 million and a fair value of $0.5 million. This investment security matures in March 2016 and carries an interest rate of 1.3%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Portfolio Maturities

The maturities of the debt securities are as follows at the dates indicated:

	At September 30, 2014			At December 31, 2013
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$8,168	$8,210	1.59%	$13,012	$13,062	0.82%
After 1 year through 5 years	49,866	50,779	2.61%	40,204	41,187	2.90%
After 5 years through 10 years	96,209	96,645	1.99%	66,447	67,075	2.23%
Over 10 years	380,069	370,510	1.93%	384,967	369,794	1.90%
	$534,312	$526,144	2.00%	$504,630	$491,118	2.00%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$500	$500	1.99%
After 1 year through 5 years	500	500	1.30%	—	—	—%
	$500	$500	1.30%	$500	$500	1.99%

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At September 30, 2014, issuers of debt securities with an estimated fair value of $3.9 million had the right to call or prepay the obligations. Of the $3.9 million, $2.0 million matures in 1 - 5 years and $1.9 million matures in 6 - 10 years. At December 31, 2013, issuers of debt securities with an estimated fair value of $3.7 million had the right to call or prepay the obligations. Of the $3.7 million, $0.7 million matures in less than one year and $3.0 million matures after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

Nine Months Ended September 30, 2014
(In Thousands)
Sales of debt securities	$5,083

Gross gains from sales	302
Gross losses from sales	315
Loss on sales of securities, net	$(13)

There were no security sales during the three-months period ended September 30, 2014. There were no security sales during the three-month and nine-month periods ended September 30, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2014
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,313,218	4.23%	$297,374	4.35%	$1,610,592	4.25%
Multi-family mortgage	564,536	4.13%	66,316	4.51%	630,852	4.17%
Construction	151,199	3.82%	10,080	4.45%	161,279	3.85%
Total commercial real estate loans	2,028,953	4.17%	373,770	4.38%	2,402,723	4.20%
Commercial loans and leases:
Commercial	390,912	3.71%	104,800	4.29%	495,712	3.83%
Equipment financing	560,435	6.95%	16,106	6.29%	576,541	6.93%
Condominium association	49,600	4.64%	—	—%	49,600	4.64%
Total commercial loans and leases	1,000,947	5.57%	120,906	4.56%	1,121,853	5.46%
Indirect automobile loans	353,263	4.54%	—	—%	353,263	4.54%
Consumer loans:
Residential mortgage	466,309	3.61%	103,819	3.83%	570,128	3.65%
Home equity	164,536	3.37%	110,226	3.85%	274,762	3.56%
Other consumer	12,616	4.74%	683	14.97%	13,299	5.27%
Total consumer loans	643,461	3.57%	214,728	3.88%	858,189	3.65%
Total loans and leases	$4,026,624	4.45%	$709,404	4.26%	$4,736,028	4.42%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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

The Company lends primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 36.6% of which is in the greater New York/New Jersey metropolitan area and 63.4% of which is in other areas in the United States of America at September 30, 2014, compared to 38.2% of which is in the greater New York/New Jersey metropolitan area and 61.8% of which is in other areas in the United States of America at December 31, 2013.

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$38,178	$52,182	$45,789	$57,812
Reclassification from nonaccretable difference for loans with improved cash flows	2,141	1,537	3,795	6,913
Accretion	(3,806)	(5,029)	(13,071)	(16,035)
Balance at end of period	$36,513	$48,690	$36,513	$48,690

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to credit deterioration, or if the change in cash flow is related to noncredit events. This cash flow analysis

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

is used to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the nine months ended September 30, 2014 and 2013, accretable yield adjustments totaling $3.8 million and $6.9 million, respectively, were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans and leases totaled $2.3 million and $6.1 million at September 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at September 30, 2014 and December 31, 2013.

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$16,110	$4,083
New loans granted during the period	1,726	498
Advances on lines of credit	1,803	6,163
Repayments	(9,803)	(887)
Loans no longer classified as related party loans	(1,016)	10,753
Balance at end of period	$8,820	$20,610

Unfunded commitments on extensions of credit to insiders totaled $14.6 million and $11.7 million at September 30, 2014 and December 31, 2013, respectively.

Loans and Leases Pledged as Collateral

At September 30, 2014 and December 31, 2013, respectively, $1.7 billion and $1.2 billion of loans and leases were pledged as collateral for wholesale borrowing.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686
Charge-offs	(64)	(605)	(264)	(203)	—	(1,136)
Recoveries	—	261	55	27	—	343
Provision (credit) for loan and lease losses	2,769	(1,573)	(16)	728	21	1,929
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

	Three Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281
Charge-offs	(7)	(219)	(510)	(167)	—	(903)
Recoveries	—	62	116	104	—	282
Provision for loan and lease losses	447	2,036	15	179	53	2,730
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

	Nine Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(64)	(1,952)	(781)	(585)	—	(3,382)
Recoveries	—	730	332	141	—	1,203
Provision (credit) for loan and lease losses	6,462	(49)	(14)	638	(509)	6,528
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

	Nine Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(943)	(1,190)	(373)	—	(2,594)
Recoveries	4	326	395	190	—	915
Provision (credit) for loan and lease losses	2,525	3,632	(193)	753	200	6,917
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million, $1.0 million and $0.9 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. During the nine-month periods ended September 30, 2014 and 2013, the liability for unfunded credit commitments increased by $0.3 million and $0.1 million, respectively, to reflect changes in the estimate of loss exposure associated with credit commitments. No credit commitments were charged off against the liability account in the nine-month periods ended September 30, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,769	$447	$6,462	$2,525
Commercial	(1,573)	2,036	(49)	3,632
Indirect automobile	(16)	15	(14)	(193)
Consumer	728	179	638	753
Unallocated	21	53	(509)	200
Total provision for loan and lease losses	1,929	2,730	6,528	6,917
Unfunded credit commitments	105	18	225	125
Total provision for credit losses	$2,034	$2,748	$6,753	$7,042

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

General Allowance

The general allowance for loan and lease losses was $49.6 million at September 30, 2014, compared to $44.1 million at December 31, 2013. The general portion of the allowance for loan and lease losses increased by $5.5 million during the nine months ended September 30, 2014, in part as a result of growth in the commercial real estate and commercial loan and lease portfolios, partially offset by the decrease in the indirect auto portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Specific Allowance

The specific allowance for loan and lease losses was $0.8 million at September 30, 2014, compared to $1.5 million at December 31, 2013. The specific allowance decreased by $0.7 million during the nine months ended September 30, 2014, largely as a result of improved credit quality and higher collateral value underlying those impaired loans and leases.

Unallocated Allowance

The unallocated allowance for loan and lease losses was $2.4 million at September 30, 2014, compared to $2.9 million at December 31, 2013. The unallocated portion of the allowance for loan and lease losses decreased by $0.5 million during the nine months ended September 30, 2014, largely as the result of improved credit quality and loss history.

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
At and for the Nine Months Ended September 30, 2014 and 2013

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

Credit Quality Information

The following tables present the recorded investment in loans in each class at September 30, 2014 by credit quality indicator.

	At September 30, 2014
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,303,529	$564,171	$151,199	$380,023	$556,230	$49,600	$12,606
OAEM	8,626	365	—	8,701	1,009	—	—
Substandard	1,063	—	—	1,030	2,510	—	10
Doubtful	—	—	—	1,158	686	—	—
Total originated	1,313,218	564,536	151,199	390,912	560,435	49,600	12,616

Acquired:
Loan rating:
Pass	279,812	63,327	9,843	94,492	16,015	—	672
OAEM	8,842	723	237	2,450	—	—	—
Substandard	8,674	2,266	—	7,704	91	—	11
Doubtful	46	—	—	154	—	—	—
Total acquired	297,374	66,316	10,080	104,800	16,106	—	683

Total loans	$1,610,592	$630,852	$161,279	$495,712	$576,541	$49,600	$13,299

At September 30, 2014, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

	At September 30, 2014
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$291,648	82.6%
661-700	48,926	13.8%
660 and below	11,007	3.1%
Data not available	1,682	0.5%
Total loans	$353,263	100.0%

	At September 30, 2014
	Residential Mortgage		Home Equity
	(In Thousands)	(Percent)	(In Thousands)	(Percent)
Originated:
Loan-to-value ratio:
Less than 50%	$102,788	18.0%	$101,061	36.8%
50% - 69%	166,126	29.1%	33,576	12.2%
70% - 79%	172,458	30.3%	24,805	9.0%
80% and over	23,275	4.1%	4,129	1.5%
Data not available	1,662	0.3%	965	0.4%
Total originated	466,309	81.8%	164,536	59.9%

Acquired:
Loan-to-value ratio:
Less than 50%	19,858	3.5%	73,237	26.7%
50% - 69%	36,313	6.4%	23,751	8.6%
70% - 79%	25,974	4.6%	11,200	4.1%
80% and over	17,358	3.0%	1,185	0.4%
Data not available	4,316	0.7%	853	0.3%
Total acquired	103,819	18.2%	110,226	40.1%

Total loans	$570,128	100.0%	$274,762	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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
At and for the Nine Months Ended September 30, 2014 and 2013

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at September 30, 2014 and December 31, 2013.

	At September 30, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$285	$1,131	$32	$1,448	$1,311,770	$1,313,218	$—	$1,063
Multi-family mortgage	—	—	—	—	564,536	564,536	—	—
Construction	—	—	—	—	151,199	151,199	—	—
Total commercial real estate loans	285	1,131	32	1,448	2,027,505	2,028,953	—	1,063
Commercial loans and leases:
Commercial	173	42	1,160	1,375	389,537	390,912	—	1,239
Equipment financing	2,058	1,405	1,742	5,205	555,230	560,435	—	2,737
Condominium association	150	—	—	150	49,450	49,600	—	—
Total commercial loans and leases	2,381	1,447	2,902	6,730	994,217	1,000,947	—	3,976
Indirect automobile	4,136	646	113	4,895	348,368	353,263	—	474
Consumer loans:
Residential mortgage	974	—	502	1,476	464,833	466,309	—	1,847
Home equity	217	130	36	383	164,153	164,536	—	58
Other consumer	20	5	22	47	12,569	12,616	—	22
Total consumer loans	1,211	135	560	1,906	641,555	643,461	—	1,927
Total originated loans and leases	$8,013	$3,359	$3,607	$14,979	$4,011,645	$4,026,624	$—	$7,440

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

	At September 30, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$2,908	$3,936	$1,751	$8,595	$288,779	$297,374	$1,071	$2,111
Multi-family mortgage	375	—	—	375	65,941	66,316	—	299
Construction	—	—	—	—	10,080	10,080	—	—
Total commercial real estate loans	3,283	3,936	1,751	8,970	364,800	373,770	1,071	2,410
Commercial loans and leases:
Commercial	742	387	3,099	4,228	100,572	104,800	780	4,832
Equipment financing	1	—	72	73	16,033	16,106	73	19
Total commercial loans and leases	743	387	3,171	4,301	116,605	120,906	853	4,851
Consumer loans:
Residential mortgage	—	604	2,521	3,125	100,694	103,819	1,995	789
Home equity	964	263	847	2,074	108,152	110,226	—	1,807
Other consumer	4	8	16	28	655	683	—	25
Total consumer loans	968	875	3,384	5,227	209,501	214,728	1,995	2,621
Total acquired loans and leases	$4,994	$5,198	$8,306	$18,498	$690,906	$709,404	$3,919	$9,882

Total loans and leases	$13,007	$8,557	$11,913	$33,477	$4,702,551	$4,736,028	$3,919	$17,322

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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
At and for the Nine Months Ended September 30, 2014 and 2013

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

Commercial Real Estate Loans — At September 30, 2014, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 34.0%; multi-family mortgage loans — 13.3%; and construction loans — 3.4%.

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

Commercial Loans and Leases — At September 30, 2014, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 10.5%; equipment financing loans — 12.2%; and loans to condominium associations — 1.0%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.

Indirect Automobile Loans — At September 30, 2014, indirect automobile loans represented 7.5% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on payment status and historical loss rates.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Consumer Loans — At September 30, 2014, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 12.0%; home equity loans — 5.8%; and other consumer loans — 0.3%.

Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas. The payment status and loan-to-value ratio are the primary credit quality indicators used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 days or more past due, or are placed on nonaccrual regardless of past due status, are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

	At September 30, 2014			At December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,716	$3,713	$—	$2,009	$2,009	$—
Commercial	9,410	9,392	—	4,410	4,399	—
Consumer	3,557	3,548	—	989	987	—
Total originated with no related allowance recorded	16,683	16,653	—	7,408	7,395	—
With an allowance recorded:
Commercial real estate	32	32	34	1,466	1,466	184
Commercial	1,175	1,174	531	2,393	2,383	675
Consumer	13	13	—	2,448	2,440	323
Total originated with an allowance recorded	1,220	1,219	565	6,307	6,289	1,182
Total originated impaired loans and leases	17,903	17,872	565	13,715	13,684	1,182

Acquired:
With no related allowance recorded:
Commercial real estate	10,092	10,116	—	9,176	10,082	—
Commercial	7,635	7,803	—	6,988	7,248	—
Consumer	6,663	6,663	—	1,033	1,037	—
Total acquired with no related allowance recorded	24,390	24,582	—	17,197	18,367	—
With an allowance recorded:
Commercial real estate	3,160	3,450	33	1,274	1,291	122
Commercial	760	760	203	1,020	1,067	169
Consumer	484	484	26	—	—	—
Total acquired with an allowance recorded	4,404	4,694	262	2,294	2,358	291
Total acquired impaired loans and leases	28,794	29,276	262	19,491	20,725	291

Total impaired loans and leases	$46,697	$47,148	$827	$33,206	$34,409	$1,473

(1)Includes originated and acquired nonaccrual loans of $5.2 million and $9.8 million, respectively at September 30, 2014.
(2)Includes originated and acquired nonaccrual loans of $5.8 million and $5.7 million, respectively at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

	Three Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,727	$32	$2,285	$19
Commercial	9,567	118	5,661	48
Consumer	3,568	14	986	4
Total originated with no related allowance recorded	16,862	164	8,932	71
With an allowance recorded:
Commercial real estate	118	—	1,131	13
Commercial	1,239	1	1,070	3
Consumer	14	—	3,461	22
Total originated with an allowance recorded	1,371	1	5,662	38
Total originated impaired loans and leases	18,233	165	14,594	109

Acquired:
With no related allowance recorded:
Commercial real estate	11,652	73	9,305	36
Commercial	8,017	36	5,790	38
Consumer	6,629	13	1,335	4
Total acquired with no related allowance recorded	26,298	122	16,430	78
With an allowance recorded:
Commercial real estate	3,164	36	3,975	42
Commercial	760	—	1,043	—
Consumer	538	1	—	—
Total acquired with an allowance recorded	4,462	37	5,018	42
Total acquired impaired loans and leases	30,760	159	21,448	120

Total impaired loans and leases	$48,993	$324	$36,042	$229

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,857	$80	$2,200	$69
Commercial	6,386	188	4,031	109
Consumer	2,509	27	1,108	26
Total originated with no related allowance recorded	11,752	295	7,339	204
With an allowance recorded:
Commercial real estate	1,097	22	1,516	26
Commercial	2,898	49	1,810	14
Consumer	1,298	15	3,317	82
Total originated with an allowance recorded	5,293	86	6,643	122
Total originated impaired loans and leases	17,045	381	13,982	326

Acquired:
With no related allowance recorded:
Commercial real estate	13,211	301	9,783	178
Commercial	7,671	95	4,800	93
Consumer	6,569	23	1,379	17
Total acquired with no related allowance recorded	27,451	419	15,962	288
With an allowance recorded:
Commercial real estate	3,035	76	2,776	42
Commercial	1,085	15	385	—
Consumer	436	2	—	—
Total acquired with an allowance recorded	4,556	93	3,161	42
Total acquired impaired loans and leases	32,007	512	19,123	330

Total impaired loans and leases	$49,052	$893	$33,105	$656

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$34	$531	$—	$—	$—	$565
Collectively evaluated for impairment	28,344	13,187	3,461	2,909	2,423	50,324
Total originated loans and leases	28,378	13,718	3,461	2,909	2,423	50,889

Acquired:
Individually evaluated for impairment	—	123	—	26	—	149
Collectively evaluated for impairment	145	(103)	—	2	—	44
Acquired with deteriorated credit quality	897	211	—	632	—	1,740
Total acquired loans and leases	1,042	231	—	660	—	1,933

Total allowance for loan and lease losses	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

Loans and Leases:
Originated:
Individually evaluated for impairment	$3,749	$10,585	$—	$3,569	$—	$17,903
Collectively evaluated for impairment	2,025,204	990,362	353,263	639,892	—	4,008,721
Total originated loans and leases	2,028,953	1,000,947	353,263	643,461	—	4,026,624

Acquired:
Individually evaluated for impairment	1,131	4,581	—	2,558	—	8,270
Collectively evaluated for impairment	121,285	87,850	—	141,328	—	350,463
Acquired with deteriorated credit quality	251,354	28,475	—	70,842	—	350,671
Total acquired loans and leases	373,770	120,906	—	214,728	—	709,404

Total loans and leases	$2,402,723	$1,121,853	$353,263	$858,189	$—	$4,736,028

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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

Troubled Debt Restructured Loans and Leases

A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended September 30, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$1,970	$1,970	$—	$—	$—	—	—
Equipment financing	5	696	699	18	191	—	—	—
Total Originated	6	2,666	2,669	18	191	—	—	—

Acquired:
Commercial	4	851	924	—	45	—	1	1,335
Total Acquired	4	851	924	—	45	—	1	1,335

Total	10	$3,517	$3,593	$18	$236	$—	1	$1,335

	At and for the Three Months Ended September 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	—	$—	$—	$—	$—	$—	1	$1,731
Equipment financing	1	558	558	12	—	—	1	537
Total Originated	1	558	558	12	—	—	2	2,268

Acquired:
Commercial real estate mortgage	1	737	737	—	—	—	—	—
Commercial	2	553	520	—	—	—	1	962
Total Acquired	3	1,290	1,257	—	—	—	1	962

Total	4	$1,848	$1,815	$12	$—	$—	3	$3,230

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

	At and for the Nine Months Ended September 30, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$939	$—	$—	$—	—	$—
Commercial	3	2,360	2,336	—	16	—	—	—
Equipment financing	7	1,369	1,352	18	191	—	6	1,074
Residential mortgage	1	497	491	—	491	—	1	491
Home equity	1	292	292	—	—	—	—	—
Total Originated	13	5,471	5,410	18	698	—	7	1,565

Acquired:
Commercial	6	1,104	1,152	—	273	—	4	1,607
Total Acquired	6	1,104	1,152	—	273	—	4	1,607

Total	19	$6,575	$6,562	$18	$971	$—	11	$3,172

	At and for the Nine Months Ended September 30, 2013
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$—	$—	$—	$—	—	$—
Commercial	—	—	—	—	—	—	1	1,731
Equipment financing	9	1,683	1,687	54	372	—	1	537
Residential mortgage	1	415	372	—	—	—	—	—
Total Originated	11	3,137	2,059	54	372	—	2	2,268

Acquired:
Commercial real estate mortgage	1	737	737	—	—	—	—	—
Commercial	3	977	941	—	421	—	1	962
Total Acquired	4	1,714	1,678	—	421	—	1	962

Total	15	$4,851	$3,737	$54	$793	$—	3	$3,230

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Loans with one modification:
Extended maturity	$2,849	$1,257	$3,427	$1,257
Adjusted principal	—	—	—	372
Adjusted interest rate	—	558	866	1,351
Interest only	—	—	16	—
Combination maturity, principal, interest rate	200	—	200	757
Total loans with one modification	$3,049	$1,815	$4,509	$3,737

Loans with more than one modification:
Extended maturity	$36	$—	$1,253	$—
Adjusted principal	508	—	508	—
Interest only	—	—	292	—
Total loans with more than one modification	$544	$—	$2,053	$—

The financial impact of the modification of performing and nonperforming loans and leases for the three months ended September 30, 2014 and 2013 was less than $0.1 million and $0.2 million, respectively. The financial impact of the modification of performing or nonperforming loans and leases for the nine months ended September 30, 2014 and 2013 was $0.1 million and $0.5 million, respectively.

As of September 30, 2014 and 2013, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Premises and Equipment

In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the nine months ended September 30, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s unaudited consolidated statements of income.

(7)               Goodwill and Other Intangible Assets

The following table sets forth the composition of goodwill and other intangible assets at the dates indicated:

	At September 30, 2014	At December 31, 2013
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	13,282	15,777
Trade name	1,089	1,089
Trust relationship	—	21
Total other intangible assets	14,371	16,887
Total goodwill and other intangible assets	$152,261	$154,777

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

As of December 31, 2013, the Company has concluded that the BankRI name will continue to be utilized in its marketing strategies; therefore, the trade name with a carrying value of $1.1 million has an indefinite life and ceased to amortize.

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at September 30, 2014 is as follows:

Remainder of 2014	$608
Year ending:
2015	2,868
2016	2,457
2017	1,858
2018	1,836
Thereafter	3,655
Total	$13,282

(8)               Borrowed Funds

On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company pays 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company pays 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of September 30, 2014, the Company capitalized $1.5 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at September 30, 2014	Carrying Amount at December 31, 2013
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2014	$4,688	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2014	$4,532	$4,497
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,543	$—

The above carrying amounts of the acquired subordinated debentures included $0.8 million of accretion adjustments as of September 30, 2014.

(9)               Comprehensive Income/(Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three months and nine months ended September 30, 2014 and September 30, 2013, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at June 30, 2014	$(3,574)	$365	$(3,209)
Other comprehensive loss	(1,407)	(65)	(1,472)
Balance at September 30, 2014	$(4,981)	$300	$(4,681)

	Three Months Ended September 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at June 30, 2013	$(4,572)	$131	$(4,441)
Other comprehensive loss	(459)	—	(459)
Balance at September 30, 2013	$(5,031)	$131	$(4,900)

	Nine Months Ended September 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	3,351	(117)	3,234
Balance at September 30, 2014	$(4,981)	$300	$(4,681)

	Nine Months Ended September 30, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(8,389)	6	(8,383)
Balance at September 30, 2013	$(5,031)	$131	$(4,900)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014.

	Nine Months Ended	Income Statement Line Affected by Reclassification
	September 30, 2014
	(In Thousands)
Other comprehensive income (loss) component
Unrealized gains (losses) on investment securities available-for-sale	$(13)	Loss on sales of securities, net
	5	Provision for income taxes
Total reclassifications for the period	$(8)	Net income

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

(10)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2014 or December 31, 2013.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in the Company's unaudited consolidated statements of income. The Company had 16 interest-rate swaps related to this program with an aggregate notional amount of $65.7 million at September 30, 2014, compared with 8 interest-rate swaps with an aggregate notional amount of $22.4 million at December 31, 2013.

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at September 30, 2014 and December 31, 2013.

	At September 30, 2014		At December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$1,310	$1,303	$825	$856

Changes in the fair value are recognized directly in the Company's unaudited consolidated statements of income and are included in loan fees in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the three months and nine months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Gain (loss) recognized in income on derivatives	$32	$1	$38	$(24)

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties. The Company had no net credit risk exposure at September 30, 2014. The estimated net credit risk exposure was $31.2 thousand at December 31, 2013.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $3.6 million and $2.8 million in the normal course of business at September 30, 2014 and December 31, 2013, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2014
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$1,310	$—	$1,310	$—	$—	$1,310

Liability Derivatives	$1,303	$—	$1,303	$—	$3,628	$4,931

	At December 31, 2013
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received) / Posted
	(In Thousands)
Asset Derivatives	$825	$—	$825	$—	$—	$825

Liability Derivatives	$856	$—	$856	$—	$2,811	$3,667

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

(11)       Stock Based Compensation

As of September 30, 2014, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan" and with the 2003 RRP and the 2011 RSA, collectively referred to as the "Plans") with 1,750,000 authorized shares. The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

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

Under all the Plans, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Total expense for the Plans was $1.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

(12)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	September 30, 2014		September 30, 2013
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$11,581	$11,581	$9,429	$9,429

Denominator:
Weighted average shares outstanding	69,989,909	69,989,909	69,830,953	69,830,953
Effect of dilutive securities	—	99,078	—	82,812
Adjusted weighted average shares outstanding	69,989,909	70,088,987	69,830,953	69,913,765

EPS	$0.17	$0.17	$0.14	$0.13

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$31,979	$31,979	$27,732	$27,732

Denominator:
Weighted average shares outstanding	69,918,248	69,918,248	69,789,737	69,789,737
Effect of dilutive securities	—	111,135	—	70,985
Adjusted weighted average shares outstanding	69,918,248	70,029,383	69,789,737	69,860,722

EPS	$0.46	$0.46	$0.40	$0.40

(13)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months and nine months ended September 30, 2014 and September 30, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$15,790	$—	$15,790
GSE CMOs	—	237,228	—	237,228
GSE MBSs	—	231,512	—	231,512
SBA commercial loan asset-backed securities	—	210	—	210
Corporate debt obligations	—	40,099	—	40,099
Trust preferred securities	—	1,305	—	1,305
Marketable equity securities	1,372	—	—	1,372
Total investment securities available-for-sale	$1,372	$526,144	$—	$527,516

Interest-rate swaps	$—	$1,310	$—	$1,310

Liabilities:
Interest-rate swaps	$—	$1,303	$—	$1,303

	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSEs	$—	$12,180	$—	$12,180
GSE CMOs	—	243,644	—	243,644
GSE MBSs	—	199,401	—	199,401
Private-label CMOs	—	3,355	—	3,355
SBA commercial loan asset-backed securities	—	243	—	243
Auction-rate municipal obligations	—	—	1,775	1,775
Municipal obligations	—	1,086	—	1,086
Corporate debt obligations	—	28,224	—	28,224
Trust preferred securities	—	1,210	—	1,210
Marketable equity securities	1,310	—	—	1,310
Total investment securities available-for-sale	$1,310	$489,343	$1,775	$492,428

Interest-rate swaps	$—	$825	$—	$825

Liabilities:
Interest-rate swaps	$—	$856	$—	$856

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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

Interest-Rate Swaps

The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. See also Note 10, “Derivatives and Hedging Activities.”

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Investment securities available-for-sale, beginning of period	$—	$2,835	$1,775	$2,917
Investment security sales	—	—	(1,658)	—
Principal paydowns and other	—	(10)	—	(341)
Total realized losses included in other income	—	—	(242)	—
Total unrealized losses included in other comprehensive income	—	30	125	279
Investment securities available-for-sale, end of period	$—	$2,855	$—	$2,855

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months and nine months ended September 30, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,358	$6,358
Other real estate owned	—	—	1,536	1,536
Repossessed vehicles and equipment	—	927	—	927
Total assets measured at fair value on a non-recurring basis	$—	$927	$7,894	$8,821

	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,099	$12,099
Other real estate owned	—	—	577	577
Repossessed vehicles and equipment	—	1,001	—	1,001
Total assets measured at fair value on a non-recurring basis	$—	$1,001	$12,676	$13,677

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique	Unobservable Input	Range	Weighted Average Discount Rates
	At September 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Auction-rate municipal obligations	$—	$1,775	Discounted cash flow	Discount rate	0-5%	4.0%
Collateral-dependent impaired loans and leases	$6,358	$12,099	Appraisal of collateral (1)
Other real estate owned	$1,536	$577	Appraisal of collateral (1)

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

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At September 30, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	464	464	—	464	—
Loans and leases, net	4,683,206	4,783,157	—	—	4,783,157
Financial liabilities:
Certificates of deposit	907,432	910,634	—	910,634	—
Borrowed funds	1,132,865	1,140,450	—	1,140,450	—

At December 31, 2013
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	13,372	13,372	—	13,372	—
Loans and leases, net	4,313,992	4,552,556	—	—	4,552,556
Financial liabilities:
Certificates of deposit	934,668	938,703	—	938,703	—
Borrowed funds	812,555	815,910	—	815,910	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

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

(14)       Commitments and Contingencies

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2014	At December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$45,655	$48,973
Commercial	112,079	143,252
Residential mortgage	15,792	8,027
Unadvanced portion of loans and leases	610,087	586,279
Unused lines of credit:
Home equity	234,180	205,665
Other consumer	11,100	6,503
Other commercial	1,081	1,035
Unused letters of credit:
Financial standby letters of credit	18,257	20,410
Performance standby letters of credit	3,116	2,989
Commercial and similar letters of credit	2,057	440
Back-to-back interest-rate swaps	65,746	22,418

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at September 30, 2014 and $1.0 million at December 31, 2013.
From time to time, the Company enters into back-to-back interest rate swaps with commercial customers and third-party financial institutions. These swaps allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate risk of holding those loans. In a back-to-back interest rate swap transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an interest rate swap with that customer. Concurrently, the Company enters into offsetting swaps with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.
The fair value of interest rate swap assets and liabilities is both $1.3 million at September 30, 2014. The fair value of interest rate swap assets and liabilities is $0.8 million and $0.9 million, respectively, at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Lease Commitments

The Company leases certain office space under various noncancellable operating leases. A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2014	1,360
Year ending:
2015	5,529
2016	5,390
2017	4,860
2018	4,285
Thereafter	15,606
Total	$37,030

The leases contain escalator clauses for real estate taxes and other expenditures. Total rental expense was $5.2 million during the nine months ended September 30, 2014, which included $0.7 million in lease acceleration related to a relocation of an operations center and a closure of a branch property. This compared to $4.0 million during the nine months ended September 30, 2013.

Legal Proceedings

In September 2014, the Company received a $1.8 million payment from an insurance carrier in relation to the settlement of a 2012 litigation. The Company recorded $1.4 million in other income, net of $0.4 million of accrued legal expenses.

In addition to the above disclosed settlement, there are various outstanding legal proceedings in the normal course of business. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected by the outcome of such proceedings.

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

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic	$0.17	$0.14	$0.15	$0.11	$0.14
Book value per share (end of period)	9.03	8.98	8.88	8.79	8.80
Tangible book value per share (end of period) (1)	6.86	6.79	6.68	6.57	6.57
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085
Stock price (end of period)	8.55	9.37	9.42	9.55	9.40

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.54%	3.61%	3.82%	3.54%	3.56%
Return on average assets	0.82%	0.73%	0.78%	0.58%	0.73%
Return on average tangible assets (1)	0.84%	0.75%	0.80%	0.60%	0.75%
Return on average stockholders’ equity	7.32%	6.37%	6.70%	4.95%	6.15%
Return on average tangible stockholders' equity (1)	9.66%	8.44%	8.92%	6.61%	8.27%
Dividend payout ratio (1)	51.58%	59.78%	57.23%	77.88%	63.26%
Efficiency ratio	60.26%	62.79%	63.52%	65.69%	63.06%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.07%	0.06%	0.06%	0.16%	0.06%
Nonperforming loans and leases as a percentage of total loans and leases	0.37%	0.37%	0.41%	0.38%	0.36%
Nonperforming assets as a percentage of total assets	0.35%	0.33%	0.36%	0.34%	0.32%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.12%	1.13%	1.11%	1.08%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.26%	1.31%	1.33%	1.32%	1.31%

CAPITAL RATIOS
Stockholders’ equity to total assets	11.06%	11.23%	11.46%	11.53%	11.74%
Tangible equity ratio (1)	8.63%	8.73%	8.87%	8.88%	9.03%

FINANCIAL CONDITION DATA
Total assets	$5,717,965	$5,587,486	$5,418,785	$5,325,106	$5,236,229
Total loans and leases	4,736,028	4,603,913	4,461,997	4,362,465	4,299,477
Allowance for loan and lease losses	52,822	51,686	50,224	48,473	46,390
Goodwill and identified intangible assets	152,261	153,089	153,916	154,777	155,905
Total deposits	3,889,204	3,861,147	3,847,650	3,835,006	3,737,978
Total borrowed funds	1,132,865	1,041,004	892,016	812,555	828,802
Stockholders’ equity	632,400	627,663	620,799	613,867	614,811

EARNINGS DATA
Net interest income	$47,324	$46,434	$47,734	$43,774	$43,412
Provision for credit losses	2,034	2,276	2,443	3,887	2,748
Non-interest income	5,656	3,290	5,124	3,907	3,456
Non-interest expense	31,924	31,222	33,576	31,320	29,556
Net income	11,581	9,976	10,422	7,654	9,429

(1)	Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

Executive Overview

Growth

Total assets of $5.7 billion at September 30, 2014 increased $392.9 million, or 9.8%, on an annualized basis from $5.3 billion at December 31, 2013.

The loan and lease portfolio increased $373.6 million, or 11.4% on an annualized basis, to $4.7 billion at September 30, 2014 from $4.4 billion at December 31, 2013. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which totaled $3.5 billion, or 74.4% of total loans and leases at September 30, 2014, increased $355.3 million, or 14.9% on an annualized basis, from $3.2 billion, or 72.6% of total loans and leases at December 31, 2013. Loan growth in the Company’s commercial loan portfolios was offset by a $47.3 million decrease in the indirect automobile portfolio during the same period.

Total deposits of $3.9 billion at September 30, 2014 increased slightly from December 31, 2013. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 3.7% annualized rate during the first nine months of 2014. The Company’s core deposits increased as a percentage of total deposits to 76.7% at September 30, 2014 from 75.6% at December 31, 2013.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.12% at September 30, 2014, compared to 1.11% at December 31, 2013. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.26% at September 30, 2014, compared to 1.32% at December 31, 2013. The Company continued to employ its historical underwriting methodology throughout the nine-month period ended September 30, 2014 and continued to calculate its allowance for loan and lease losses on a historically consistent basis adjusting for any improvements in credit quality.

Nonperforming assets at September 30, 2014 totaled $19.8 million or 0.35% of total assets, as compared with $18.1 million, or 0.34% of total assets, at December 31, 2013. Net charge-offs for the three months ended September 30, 2014 were $0.8 million, or 0.07% annualized of average loans and leases, compared to $0.6 million, or 0.06% annualized for the three months ended September 30, 2013.

Capital Strength

The Company remains well-capitalized as defined by its regulatory requirements with capital ratios in excess of all minimum regulatory requirements. The Company’s Tier 1 leverage ratio was 9.06% at September 30, 2014, compared to 9.36% at December 31, 2013. The ratio of stockholders’ equity to total assets was 11.06% and 11.53% at September 30, 2014 and December 31, 2013, respectively. The Company's tangible equity ratio was 8.63% and 8.88% at September 30, 2014 and December 31, 2013, respectively.

Net Income

For the three months ended September 30, 2014, the Company reported net income of $11.6 million, or $0.17 per basic and diluted share, up $2.2 million, or 22.8%, from $9.4 million, or $0.14 per basic share, for the three months ended September 30, 2013. This increase in net income is primarily the result of an increase in net interest income of $3.9 million, a decrease in the provision for credit losses of $0.7 million, an increase in non-interest income of $2.2 million, offset by an increase in non-interest expense of $2.4 million and an increase in provision for income taxes of $2.1 million. Refer to “Results of Operations" below for further discussion.

For the nine months ended September 30, 2014, the Company reported net income of $32.0 million, or $0.46 per basic and diluted share, up $4.3 million, or 15.3%, from $27.7 million, or $0.40 per basic and diluted share, for the nine months ended September 30, 2013. This increase in net income is primarily the result of an increase in net interest income of $9.0 million, an increase in non-interest income of $4.1 million, a decrease in the provision for credit losses of $0.3 million, offset by an increase in non-interest expense of $5.6 million, and an increase in provision for income taxes of $3.4 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.82% and 0.78% for the three months and nine months ended September 30, 2014, respectively, compared to 0.73% and 0.72% for the three months and nine months ended September 30, 2013, respectively. The annualized return on average stockholders’ equity was 7.32% and 6.80% for the three months and nine months ended September 30, 2014, respectively, compared to 6.15% and 6.01% for the three months and nine months ended September 30, 2013, respectively.

Net interest margin was 3.54% and 3.65% for the three months and nine months ended September 30, 2014, respectively, compared to 3.56% and 3.68% for the three months and nine months ended September 30, 2013, respectively. The yield on interest-earning assets was 4.08% for the quarter ended September 30, 2014, compared to 4.16% for the quarter ended September 30, 2013. The yield on interest-earning assets was 4.20% for the nine months ended September 30, 2014, compared to 4.32% for the nine months ended September 30, 2013. The Company’s overall cost of funds (including non-interest-bearing demand checking accounts) decreased 7 basis points to 0.58% for the three months ended September 30, 2014 from 0.65% for the three months ended September 30, 2013. The Company’s overall cost of funds decreased 9 basis points to 0.59% for the nine months ended September 30, 2014 from 0.68% for the nine months ended September 30, 2013.The Company’s net interest margin will likely continue to be under pressure due to competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company’s diminishing ability to reduce its cost of funds.

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

Non-GAAP Financial Measures and Reconciliations to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on tangible assets or equity, the tangible equity ratio, tangible book value per share, dividend payout ratio and the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company’s capital position

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Net income, as reported	$11,581	$9,976	$10,422	$7,654	$9,429

Average total assets	$5,653,892	$5,473,450	$5,361,717	5,287,482	5,199,583
Less: Average goodwill and average identified intangible assets, net	152,755	153,577	154,447	155,439	156,607
Average tangible assets	$5,501,137	$5,319,873	$5,207,270	$5,132,043	$5,042,976

Return on average tangible assets (annualized)	0.84%	0.75%	0.80%	0.60%	0.75%

Average total stockholders’ equity	$632,506	$626,371	$621,764	618,385	612,866
Less: Average goodwill and average identified intangible assets, net	152,755	153,577	154,447	155,439	156,607
Average tangible stockholders’ equity	$479,751	$472,794	$467,317	$462,946	$456,259

Return on average tangible stockholders’ equity (annualized)	9.66%	8.44%	8.92%	6.61%	8.27%

The following tables summarize the Company’s tangible equity ratio and tangible book value per share at the dates indicated:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Total stockholders’ equity	$632,400	$627,663	$620,799	$613,867	$614,811
Less: Goodwill and identified intangible assets, net	152,261	153,089	153,916	154,777	155,905
Tangible stockholders’ equity	$480,139	$474,574	$466,883	$459,090	$458,906

Total assets	$5,717,965	$5,587,486	$5,418,785	$5,325,106	$5,236,229
Less: Goodwill and identified intangible assets, net	152,261	153,089	153,916	154,777	155,905
Tangible assets	$5,565,704	$5,434,397	$5,264,869	$5,170,329	$5,080,324

Tangible equity ratio	8.63%	8.73%	8.87%	8.88%	9.03%

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$480,139	$474,574	$466,883	$459,090	$458,906

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	5,035,956	5,144,807	5,171,985	5,171,985	5,154,327
Less: Unallocated ESOP shares	261,453	271,524	281,595	291,666	302,229
Less: Unvested restricted shares	427,952	434,459	408,651	409,068	429,818
Common shares outstanding	70,019,084	69,893,655	69,882,214	69,871,726	69,858,071

Tangible book value per share	$6.86	$6.79	$6.68	$6.57	$6.57

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Dividends paid	$5,974	$5,964	$5,964	$5,961	$5,965

Net income, as reported	$11,581	$9,976	$10,422	$7,654	$9,429

Dividend payout ratio	51.58%	59.78%	57.23%	77.88%	63.26%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Allowance for loan and lease losses	$52,822	$51,686	$50,224	$48,473	$46,390
Less: Allowance for acquired loan and lease losses	1,933	1,247	1,403	1,629	1,278
Allowance for originated loan and lease losses	$50,889	$50,439	$48,821	$46,844	$45,112

Total loans and leases	$4,736,028	$4,603,913	$4,461,997	$4,362,465	$4,299,477
Less: Total acquired loans and leases	709,404	747,106	779,747	815,412	865,708
Total originated loans and leases	$4,026,624	$3,856,807	$3,682,250	$3,547,053	$3,433,769

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.26%	1.31%	1.33%	1.32%	1.31%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2014 and 2013

Financial Condition

Loans and Leases

The Company continues to focus strategically on growing its commercial loan portfolios. To this end, these portfolios increased from $3.2 billion at December 31, 2013 to $3.5 billion at September 30, 2014, and from 72.6% of total loans and leases to 74.4% of total loans and leases during the same period. Concomitantly, the Company has elected to allow the indirect automobile portfolio to decrease as a percentage of total loans and leases rather than to originate loans at unfavorable interest rates.

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At September 30, 2014		At December 31, 2013
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,610,592	34.0%	$1,461,985	33.5%
Multi-family mortgage	630,852	13.3%	627,933	14.4%
Construction	161,279	3.4%	113,705	2.6%
Total commercial real estate loans	2,402,723	50.7%	2,203,623	50.5%
Commercial loans and leases:
Commercial	495,712	10.5%	407,792	9.3%
Equipment financing	576,541	12.2%	513,024	11.8%
Condominium association	49,600	1.0%	44,794	1.0%
Total commercial loans and leases	1,121,853	23.7%	965,610	22.1%
Indirect automobile	353,263	7.5%	400,531	9.2%
Consumer loans:
Residential mortgage	570,128	12.0%	528,185	12.1%
Home equity	274,762	5.8%	257,461	5.9%
Other consumer	13,299	0.3%	7,055	0.2%
Total consumer loans	858,189	18.1%	792,701	18.2%
Total loans and leases	4,736,028	100.0%	4,362,465	100.0%
Allowance for loan and lease losses	(52,822)		(48,473)
Net loans and leases	$4,683,206		$4,313,992

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the nine months ended September 30, 2014:

	At September 30, 2014	At December 31, 2013	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,402,723	$2,203,623	$199,100	12.0%
Commercial	1,121,853	965,610	156,243	21.6%
Indirect automobile	353,263	400,531	(47,268)	-15.7%
Consumer	858,189	792,701	65,488	11.0%
Total loans and leases	$4,736,028	$4,362,465	$373,563	11.4%

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

Commercial Real Estate Loans

The commercial real estate portfolio of $2.4 billion at September 30, 2014 is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 50.7% of total loans and leases outstanding at September 30, 2014. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with terms longer than five years, the Company offers interest rate swaps to accommodate customer need.

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

Over 90% of the commercial real estate loans outstanding at September 30, 2014 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($666.7 million), office buildings ($556.3 million), retail stores ($441.8 million), industrial properties ($280.7 million) and mixed-use properties ($193.4 million).

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

Commercial Loans and Leases

The commercial loan and lease portfolio of $1.1 billion at September 30, 2014 is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 23.7% of total loans outstanding at September 30, 2014. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Over 30% of the commercial loans outstanding at September 30, 2014 were made to borrowers located in New England. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance coin-operated laundry, dry cleaning, fitness, and convenience store equipment and tow trucks. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to ten-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.

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

Indirect Automobile Loans

The indirect automobile loan portfolio of $353.3 million at September 30, 2014 represented 7.5% of total loans outstanding at September 30, 2014. Indirect automobile loans are down from $400.5 million at December 31, 2013. Although automobile sales continue to be robust through the first nine months of 2014, competition for these loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan.

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

The Company’s indirect automobile loan policy limits origination of loans with credit scores of 660 or below to 5% of monthly indirect loan originations. At September 30, 2014, loans with credit scores of 660 or below were 3.1% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 747. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

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

Consumer Loans

The consumer loan portfolio of $858.2 million at September 30, 2014 is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.1% of total loans outstanding at September 30, 2014. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At September 30, 2014, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At September 30, 2014, originated other consumer loans equaled $12.6 million or 0.3% of total originated loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At September 30, 2014, the Company had $56.4 million of total assets, including acquired assets, that were designated as criticized. This compares to $57.5 million of assets that were designated as criticized at December 31, 2013. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At September 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$3,174	$1,098
Multi-family mortgage	299	—
Commercial	6,071	6,148
Equipment financing	2,756	4,115
Condominium association	—	1
Indirect automobile	474	259
Residential mortgage	2,636	2,875
Home equity	1,865	1,987
Other consumer	47	18
Total nonaccrual loans and leases	17,322	16,501
Other real estate owned	1,536	577
Other repossessed assets	927	1,001
Total nonperforming assets	$19,785	$18,079

Loans and leases past due greater than 90 days and still accruing	$3,919	$10,913

Total nonperforming loans and leases as a percentage of total loans and leases	0.37%	0.38%
Total nonperforming assets as a percentage of total assets	0.35%	0.34%
Total delinquent loans and leases greater than 90 days past due as a percentage of total loans and leases	0.25%	0.41%

Total nonperforming assets, which are composed of nonaccrual loans and leases, other real estate owned and other repossessed assets, increased from $18.1 million at December 31, 2013 to $19.8 million at September 30, 2014.  From December 31, 2013 to September 30, 2014, nonaccrual loans and leases increased $2.1 million, or 189.1%, in commercial real estate mortgage, offset by a decrease of $1.4 million, or 33.0%, in equipment financing. Other real estate owned also increased $1.0 million, or 166.2%, during the same period.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$15,174	$12,759
On nonaccrual	5,609	5,589
Total troubled debt restructurings	$20,783	$18,348

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$18,388	$16,550	$18,348	$17,200
Additions	3,347	1,829	5,433	4,642
Charge-offs	(19)	(184)	(149)	(429)
Repayments	(933)	(132)	(2,654)	(1,601)
Other reductions (1)	—	—	(195)	(1,749)
Balance at end of period	$20,783	$18,063	$20,783	$18,063
(1) Other reductions include transfers to OREO and change in troubled debt restructuring status.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors assigned to each risk rating by type coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss. During the three and nine months ended September 30, 2014, management reviewed these conditions and adjusted the factors due to the absence of losses outside the normal course of business and improved credit quality.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months and nine months ended September 30, 2014 and 2013.

	At and for the Three Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686
Charge-offs	(64)	(605)	(264)	(203)	—	(1,136)
Recoveries	—	261	55	27	—	343
Provision (credit) for loan and lease losses	2,769	(1,573)	(16)	728	21	1,929
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

Total loans and leases	$2,402,723	$1,121,853	$353,263	$858,189	N/A	$4,736,028
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.24%	0.98%	0.42%	N/A	1.12%

	At and for the Three Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2013	$22,019	$11,791	$4,695	$2,999	$2,777	$44,281
Charge-offs	(7)	(219)	(510)	(167)	—	(903)
Recoveries	—	62	116	104	—	282
Provision for loan and lease losses	447	2,036	15	179	53	2,730
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

Total loans and leases	$2,118,460	$965,926	$440,949	$774,142	N/A	$4,299,477
Allowance for loan and lease losses as a percentage of total loans and leases	1.06%	1.42%	0.98%	0.40%	N/A	1.08%

	At and for the Nine Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(64)	(1,952)	(781)	(585)	—	(3,382)
Recoveries	—	730	332	141	—	1,203
Provision (credit) for loan and lease losses	6,462	(49)	(14)	638	(509)	6,528
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

Total loans and leases	$2,402,723	$1,121,853	$353,263	$858,189	N/A	$4,736,028
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.24%	0.98%	0.42%	N/A	1.12%

	At and for the Nine Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(943)	(1,190)	(373)	—	(2,594)
Recoveries	4	326	395	190	—	915
Provision (credit) for loan and lease losses	2,525	3,632	(193)	753	200	6,917
Balance at September 30, 2013	$22,459	$13,670	$4,316	$3,115	$2,830	$46,390

Total loans and leases	$2,118,460	$965,926	$440,949	$774,142	N/A	$4,299,477
Allowance for loan and lease losses as a percentage of total loans and leases	1.06%	1.42%	0.98%	0.40%	N/A	1.08%

The allowance for loan and lease losses was $52.8 million at September 30, 2014 or 1.12% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $48.5 million or 1.11% of total loans and leases outstanding at December 31, 2013. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2013 to September 30, 2014 is due to loan growth of $373.6 million during the first nine months of 2014 and deterioration in two loan pools in the acquired portfolio, partially offset by an improvement in the credit characteristics of the equipment financing portfolio. The allowance for loan and lease losses related to originated loans and leases represents 1.26% and 1.32% of originated loans and leases at September 30, 2014 and December 31, 2013, respectively. The decrease was due to improved credit quality slightly offset by loan volume.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $29.4 million at September 30, 2014 or 1.22% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $23.0 million or 1.04% of total commercial real estate loans outstanding at December 31, 2013. Specific reserves on commercial real estate loans decreased from $0.3 million at December 31, 2013 to $0.1 million at September 30, 2014. Excluding balances in acquired loan portfolios, the allowance for commercial real estate loan losses as a percentage of total commercial real estate loans outstanding increased to 1.18% at September 30, 2014 from 1.02% at December 31, 2013.

The $6.4 million increase in the allowance for commercial real estate loan losses during the first nine months of 2014 was primarily driven by originated loan growth of $259.7 million, or 19.6% on an annualized basis, from December 31, 2013. The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.28% at September 30, 2014 from 1.63% at December 31, 2013. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.05% at September 30, 2014 from 0.01% at December 31, 2013.

As a percentage of average commercial real estate loans, annualized net charge-offs for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 were negligible.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $13.9 million or 1.24% of total commercial loans and leases outstanding at September 30, 2014, as compared to $15.2 million or 1.58% at December 31, 2013.  Specific reserves on commercial loans and leases decreased from $0.8 million at December 31, 2013 to $0.7 million at September 30, 2014. Excluding balances in acquired loan portfolios, the allowance for commercial loan and lease losses as a percentage of total commercial loans and leases outstanding decreased to 1.22% at September 30, 2014 from 1.53% at December 31, 2013.

The $1.3 million decrease in the allowance for commercial loan and lease losses during the first nine months of 2014 was primarily driven by a change in reserve factor in the equipment financing portfolio based on management's review of loss experience. The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.27% at September 30, 2014 as compared to 2.24% at December 31, 2013. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.40% at September 30, 2014 from 0.68% at December 31, 2013.

Net charge-offs in the commercial loan and lease portfolio for the three-month periods ended September 30, 2014 and September 30, 2013 were $0.3 million and $0.2 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended September 30, 2014 and September 30, 2013 were 0.12% and 0.07%, respectively.

Net charge-offs in the commercial loan and lease portfolio for the nine months ended September 30, 2014 and September 30, 2013 were $1.2 million and $0.6 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2014 and September 30, 2013 were 0.15% and 0.09%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $3.5 million or 0.98% of total indirect automobile loans outstanding at September 30, 2014, compared to $3.9 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2013.  There were no loans individually evaluated for impairment in the indirect automobile portfolio at September 30, 2014 and December 31, 2013. The $0.4 million decrease in the allowance for indirect automobile loan losses was primarily a result of declines in loans outstanding, which decreased $47.3 million from $400.5 million at December 31, 2013 to $353.3 million at September 30, 2014.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased slightly to 3.1% at September 30, 2014 from 3.2% at December 31, 2013. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased slightly to 0.13% at September 30, 2014 compared to 0.06% at December 31, 2013.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended September 30, 2014 and 2013 was $0.2 million and $0.4 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended September 30, 2014 and September 30, 2013 were 0.23% and 0.34% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down.

 Net charge-offs in the indirect automobile portfolio for the nine months ended September 30, 2014 and 2013 was $0.4 million and $0.8 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the six-month periods ended September 30, 2014 and September 30, 2013 were 0.16% and 0.21% respectively, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.6 million or 0.42% of total consumer loans and leases outstanding at September 30, 2014 as compared to $3.4 million or 0.43% at December 31, 2013. There was a less than $0.1 million reserve for loans individually evaluated for impairment at September 30, 2014 on loan balances of $6.1 million, compared to $0.3 million on loan balances of $4.3 million at December 31, 2013. Excluding balances in acquired loan portfolios, the allowance for consumer losses as a percentage of total consumer loans outstanding was 0.34% at September 30, 2014, compared to 0.35% at December 31, 2013.

The $0.2 million increase in the allowance for consumer loans during the first nine months of 2014 was primarily driven by originated loan growth of $94.0 million, or 22.8%, on an annualized basis, from December 31, 2013. The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.30% at September 30, 2014 from 0.40% at December 31, 2013.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies at September 30, 2014. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three-month periods ended September 30, 2014 and 2013 was $0.2 million and less than $0.1 million respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended September 30, 2014 and September 30, 2013 were 0.08% and 0.03%, respectively.

Net charge-offs in the consumer portfolio for the three-month periods ended September 30, 2014 and September 30, 2013 was $0.4 million and $0.2 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the nine months ended September 30, 2014 and September 30, 2013 were 0.07% and 0.03%, respectively.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management. Causes of losses outside the normal course of business include, but are not limited to, fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors. Management reviewed these conditions and adjusted the factors due to the absence of losses outside the normal course of business and improved credit quality. The unallocated allowance for loan and lease losses was $2.4 million at September 30, 2014, compared to $2.9 million at December 31, 2013.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2014			At December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$20,084	38.0%	34.0%	$14,883	30.7%	33.5%
Multi-family	4,786	9.1%	13.3%	4,890	10.1%	14.4%
Construction	4,550	8.6%	3.4%	3,249	6.7%	2.6%
Total commercial real estate loans	29,420	55.7%	50.7%	23,022	47.5%	50.5%
Commercial loans and leases:
Commercial	6,115	11.6%	10.5%	6,724	13.9%	9.3%
Equipment financing	7,468	14.1%	12.2%	8,161	16.8%	11.8%
Condominium association	366	0.7%	1.0%	335	0.7%	1.0%
Total commercial loans and leases	13,949	26.4%	23.7%	15,220	31.4%	22.1%
Indirect automobile	3,461	6.6%	7.5%	3,924	8.1%	9.2%
Consumer loans:
Residential mortgage	1,796	3.4%	12.0%	1,431	3.0%	12.1%
Home equity	1,644	3.1%	5.8%	1,324	2.7%	5.9%
Other consumer	129	0.2%	0.3%	620	1.3%	0.2%
Total consumer loans	3,569	6.7%	18.1%	3,375	7.0%	18.2%
Unallocated	2,423	4.6%	0.0%	2,932	6.0%	0.0%
Total	$52,822	100.0%	100.0%	$48,473	100.0%	100.0%

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

Cash, cash equivalents, and investment securities increased $30.8 million, or 7.0% on an annualized basis, to $616.2 million at September 30, 2014 from $585.4 million at December 31, 2013. Cash, cash equivalents, and investment securities were 10.8% of total assets at September 30, 2014, compared to 11.0% of total assets at December 31, 2013.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At September 30, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$15,839	$15,790	$12,138	$12,180
GSE CMOs	245,380	237,228	254,331	243,644
GSE MBSs	231,636	231,512	202,478	199,401
Private-label CMOs	—	—	3,258	3,355
SBA commercial loan asset-backed securities	212	210	245	243
Auction-rate municipal obligations	—	—	1,900	1,775
Municipal obligations	—	—	1,068	1,086
Corporate debt obligations	39,782	40,099	27,751	28,224
Trust preferred securities	1,463	1,305	1,461	1,210
Total debt securities	534,312	526,144	504,630	491,118
Marketable equity securities	1,266	1,372	1,259	1,310
Total investment securities available-for-sale	$535,578	$527,516	$505,889	$492,428

Investment securities held-to-maturity	$500	$500	$500	$500

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

During the second quarter of 2014, to better align the Company’s investment portfolio with Management’s strategic focus, the Company liquidated all private-label CMOs, auction-rate municipal obligations and municipal obligations, all of which are

100% risk weighted. Proceeds from the investment securities sales were used to reinvest in GSE securities, which are risk weighted at 20%.

Maturities, calls and principal repayments totaled $60.5 million for the nine months ended September 30, 2014 compared to $108.9 million for the same period in 2013. During the nine months ended September 30, 2014, the Company purchased $96.9 million of investment securities available-for-sale and $0.5 million of investment securities held-to-maturity compared to $124.1 million of investment securities available-for-sale and no investment securities held-to-maturity for the same period in 2013. During the nine months ended September 30, 2014, the Company sold $5.1 million of investment securities available-for-sale. During the nine months ended September 30, 2013, the Company did not sell any investment securities available-for-sale or held-to-maturity.

At September 30, 2014, the fair value of all investment securities available-for-sale was $527.5 million, with net unrealized losses of $8.1 million, compared to a fair value of $492.4 million and net unrealized losses of $13.5 million at December 31, 2013. At September 30, 2014, $406.3 million, or 77.0%, of the portfolio, had gross unrealized losses of $10.6 million. This compares to $383.3 million, or 77.8% of the portfolio with gross unrealized losses of $16.1 million at December 31, 2013. The decrease in unrealized losses over the first nine months of 2014 was driven by decreases in interest rates.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that these investment securities are not other-than-temporarily impaired at September 30, 2014. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 13, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. At September 30, 2014 and December 31, 2013, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.0 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. At September 30, 2014, the Company maintains an excess balance of capital stock of $6.6 million compared to $10.2 million at December 31, 2013, which allows for additional borrowing capacity at each Bank. At September 30, 2014, the Company owned stock in the FHLBB with a carrying value of $58.3 million compared to $50.1 million at December 31, 2013. The FHLBB stated that it remained in compliance with all regulatory capital ratios at September 30, 2014 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At September 30, 2014			At December 31, 2013
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$705,604	18.1%	0.00%	$707,023	18.4%	0.00%

NOW accounts	220,766	5.7%	0.08%	210,602	5.5%	0.07%
Savings accounts	532,790	13.8%	0.22%	494,734	12.9%	0.25%
Money market accounts	1,522,612	39.1%	0.51%	1,487,979	38.8%	0.54%
Certificate of deposit accounts	907,432	23.3%	0.88%	934,668	24.4%	0.91%
Total interest-bearing deposits	3,183,600	81.9%	0.53%	3,127,983	81.6%	0.57%
Total deposits	$3,889,204	100.0%	0.44%	$3,835,006	100.0%	0.47%

During the third quarter of 2014, the Company added brokered deposits to the deposit mix as an effort to access additional funding. At September 30, 2014, the Company received $8.0 million of brokered deposits, which was included in the certificate of deposit balance. There were no brokered deposits at December 31, 2013.

Total deposits increased $54.2 million, or 1.9% on an annualized basis, to $3.9 billion at September 30, 2014 as compared to $3.8 billion at December 31, 2013. Deposits as percentage of total assets decreased from 72.0% at December 31, 2013 to 68.0% at September 30, 2014. The decrease in deposit percentage is primarily due to loan growth outpacing deposit growth during the period.

During the first nine months of 2014, core deposits increased $81.4 million, or 3.7% on an annualized basis, rising from 75.6% of total deposits at December 31, 2013 to 76.7% of total deposits at September 30, 2014. Certificate of deposit accounts decreased $27.2 million, or 3.9% on an annualized basis, during the first nine months of 2014. Certificates of deposit have also fallen as a percentage of total deposits to 23.3% at September 30, 2014 from 24.4% at December 31, 2013.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$725,110	18.7%	0.00%	$675,907	18.2%	0.00%
NOW accounts	211,940	5.5%	0.08%	198,643	5.3%	0.08%
Savings accounts	513,912	13.1%	0.23%	512,205	13.8%	0.24%
Money market accounts	1,534,552	39.5%	0.51%	1,377,495	37.0%	0.59%
Total core deposits	2,985,514	76.8%	0.31%	2,764,250	74.3%	0.34%
Certificate of deposit accounts	900,751	23.2%	0.86%	957,494	25.7%	0.93%
Total deposits	$3,886,265	100.0%	0.44%	$3,721,744	100.0%	0.49%

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$702,411	18.2%	0.00%	$641,749	17.5%	0.00%
NOW accounts	209,029	5.4%	0.08%	194,775	5.3%	0.09%
Savings accounts	515,433	13.4%	0.23%	511,672	14.0%	0.25%
Money market accounts	1,523,269	39.4%	0.51%	1,336,093	36.4%	0.61%
Total core deposits	2,950,142	76.4%	0.31%	2,684,289	73.2%	0.36%
Certificate of deposit accounts	909,647	23.6%	0.86%	980,628	26.8%	0.95%
Total deposits	$3,859,789	100.0%	0.44%	$3,664,917	100.0%	0.52%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At September 30, 2014		At December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$184,085	0.71%	$181,598	0.70%
Over six months through 12 months	121,228	0.82%	139,154	0.86%
Over 12 months	124,929	1.22%	103,937	1.32%
	$430,242	0.89%	$424,689	0.91%

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

FHLBB borrowings increased $0.2 billion to $1.0 billion at September 30, 2014 from the December 31, 2013 balance of $0.8 billion. The increase in FHLBB borrowings was primarily due to loan growth outpacing deposit growth during the first nine months of 2014.

The following table sets forth certain information regarding FHLBB advances for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Average balance outstanding	$1,036,190	$772,067	$911,748	$761,927
Maximum amount outstanding at any month-end during the period	1,050,295	784,740	1,050,295	784,740
Balance outstanding at end of period	1,027,211	784,740	1,027,211	784,740
Weighted average interest rate for the period	1.05%	1.37%	1.15%	1.46%
Weighted average interest rate at end of period	1.00%	1.28%	1.00%	1.28%

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $11.7 million during the nine months ended September 30, 2014, from $34.6 million at December 31, 2013 to $22.9 million at September 30, 2014, as customers shifted funds into other deposit products.

Subordinated Debentures and Notes

In the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. In the first quarter of 2013, the Company repaid $3.0 million in subordinated debt before the scheduled maturity in 2031 given the fixed, high cost of the borrowing.

On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company pays 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company pays 3-month LIBOR plus 3.315% quarterly until the note matures in September 2029. As of September 30, 2014, the Company capitalized $1.5 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at September 30, 2014	Carrying Amount at December 31, 2013
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2014	$4,688	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2014	$4,532	$4,497
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,543	$—

The above carrying amounts of the acquired subordinated debentures included $0.8 million of accretion adjustments as of September 30, 2014.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2014 or December 31, 2013. The following table summarizes certain information concerning the Company’s interest-rate swaps at September 30, 2014 and at December 31, 2013:

	Interest-Rate Swaps
	At September 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Notional principal amounts	$65,746	$22,418
Fixed weighted average interest rate from the Company to counterparty	5.0%	5.7%
Floating weighted average interest rate from counterparty to the Company	4.0%	3.5%
Weighted average remaining term to maturity (in months)	91	47
Fair value:
Recognized as an asset	$1,310	$825
Recognized as a liability	$1,303	$856

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $632.4 million at September 30, 2014, a $18.5 million increase compared to $613.9 million at December 31, 2013. The increase primarily reflects net income attributable to the Company of $32.0 million for the nine months ended September 30, 2014, an unrealized gain on securities available-for-sale of $3.4 million (after-tax), an increase of $0.8 million related to stock-based compensation, offset by dividends of $17.9 million paid in that same period.

Stockholders’ equity represented 11.06% of total assets at September 30, 2014, as compared to 11.53% at December 31, 2013. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.63% of tangible assets (total assets less goodwill and identified intangible assets, net) at September 30, 2014, as compared to 8.88% at December 31, 2013.

Results of Operations — Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2014 and September 30, 2013

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

Net Interest Income

Net interest income of $47.3 million for the quarter ended September 30, 2014 increased $3.9 million, or 9.0%, as compared to the third quarter of 2013. This overall increase was a result of an increase in total interest income of $3.8 million, or 7.5%, to $54.6 million at September 30, 2014 from $50.8 million at September 30, 2013, combined with a decrease in interest expense of $0.1 million, or 1.6%, to $7.3 million at September 30, 2014 from $7.4 million at September 30, 2013. Refer to “Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2014 and September 30, 2013 — Interest Income” and “Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2014 and September 30, 2013 — Interest Expense” below for more details.

Net interest income of $141.5 million for the nine months ended September 30, 2014 increased $9.0 million, or 6.8%, as compared to the nine months ended September 30, 2013. This overall increase was a result of an increase in total interest income of $7.3 million, or 4.7%, to $162.7 million at September 30, 2014 from $155.3 million at September 30, 2013, combined with a decrease in interest expense of $1.7 million, or 7.5%, to $21.2 million at September 30, 2014 from $22.9 million at September 30, 2013. Refer to “Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2014 and September 30, 2013 — Interest Income” and “Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2014 and September 30, 2013 — Interest Expense” below for more details.

Net interest margin decreased to 3.54% in the third quarter of 2014 from 3.56% in the third quarter of 2013. Net interest margin decreased to 3.65% for the nine months ended September 30, 2014 from 3.68% for the nine months ended September 30, 2013. The decrease in the net interest margin for both periods is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.08% in the third quarter of 2014 from 4.16% during the third quarter of 2013. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in all loan categories, offset by a $0.7 million prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets, in the third quarter of 2014. This compares to $0.4 million, or 4 basis points, in the third quarter of 2013. In addition, the Company benefited from a $1.3 million accretion on acquired loans and leases, which contributed 10 basis points to yields on interest-earning assets, in the third quarter of 2014. This compares to $0.9 million, or 8 basis points, in the third quarter of 2013.

The yield on interest-earning assets decreased to 4.20% for the nine months ended September 30, 2014 from 4.32% for the nine months ended September 30, 2013. The Company benefited from a $7.0 million accretion on acquired loans and leases during the nine months ended September 30, 2014, as compared to $3.4 million during the nine months ended September 30, 2013 and a $1.5 million prepayment which contributed 4 basis points on yields on interest-earnings assets, as compared to $3.0 million, or 8 basis points, during the nine months ended September 30, 2014. These benefits were offset by a decrease in income due to the low interest rate environment.

The overall cost of funds (including non-interest-bearing demand checking accounts) decreased 7 basis points to 0.58% for the three months ended September 30, 2014 from 0.65% for the three months ended September 30, 2013. On a year-to-date basis, the overall cost of funds decreased 9 basis points to 0.59% for the nine months ended September 30, 2014 from 0.68% for the nine months ended September 30, 2013. The decrease is driven by a reduction in interest rates offered on money market accounts and certificates of deposit, as well as an increase in FHLBB advances borrowed at lower interest rates.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months and nine months ended September 30, 2014 and September 30, 2013. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$523,853	$2,312	1.77%	$475,506	$2,047	1.72%
Marketable and restricted equity securities	74,035	567	3.05%	66,995	346	2.06%
Short-term investments	42,421	15	0.14%	69,272	22	0.13%
Total investments	640,309	2,894	1.81%	611,773	2,415	1.58%
Commercial real estate loans (2)	2,357,921	25,984	4.37%	2,088,450	24,021	4.56%
Commercial loans and leases (2)	544,440	5,458	3.94%	442,052	4,493	3.99%
Equipment financing (2)	563,918	9,664	6.84%	489,127	8,343	6.79%
Indirect automobile loans (2)	371,123	2,929	3.13%	460,927	4,172	3.59%
Residential mortgage loans (2)	570,505	5,087	3.54%	507,616	4,866	3.81%
Other consumer loans (2)	284,206	2,818	3.93%	262,442	2,762	4.17%
Total loans and leases	4,692,113	51,940	4.39%	4,250,614	48,657	4.54%
Total interest-earning assets	5,332,422	54,834	4.08%	4,862,387	51,072	4.16%
Allowance for loan and lease losses	(52,423)			(44,959)
Non-interest-earning assets	373,893			382,155
Total assets	$5,653,892			$5,199,583

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$211,940	43	0.08%	$198,643	42	0.08%
Savings accounts	513,912	299	0.23%	512,205	315	0.24%
Money market accounts	1,534,552	1,957	0.51%	1,377,495	2,040	0.59%
Certificates of deposit	900,751	1,949	0.86%	957,494	2,240	0.93%
Total interest-bearing deposits (3)	3,161,155	4,248	0.53%	3,045,837	4,637	0.60%
Advances from the FHLBB	1,036,190	2,740	1.05%	772,067	2,666	1.37%
Subordinated debentures and notes	21,257	292	5.45%	9,130	82	3.60%
Other borrowed funds	25,385	12	0.18%	35,196	26	0.96%
Total borrowed funds	1,082,832	3,044	1.12%	816,393	2,774	1.35%
Total interest-bearing liabilities	4,243,987	7,292	0.68%	3,862,230	7,411	0.76%
Non-interest-bearing liabilities:
Demand checking accounts (3)	725,110			675,907
Other non-interest-bearing liabilities	48,236			44,832
Total liabilities	5,017,333			4,582,969
Brookline Bancorp, Inc. stockholders’ equity	632,506			612,866
Noncontrolling interest in subsidiary	4,053			3,748
Total liabilities and equity	$5,653,892			$5,199,583
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		47,542	3.40%		43,661	3.40%
Less adjustment of tax-exempt income		218			249
Net interest income		$47,324			$43,412
Net interest margin (5)			3.54%			3.56%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.43% and 0.49% in the three months ended September 30, 2014 and September 30, 2013, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	518,031	6,935	1.79%	$478,110	$5,841	1.63%
Marketable and restricted equity securities	69,869	1,666	3.18%	67,506	1,056	2.09%
Short-term investments	41,689	73	0.24%	58,872	72	0.16%
Total investments	629,589	8,674	1.84%	604,488	6,969	1.54%
Commercial real estate loans (2)	2,291,952	77,081	4.46%	2,041,834	72,190	4.69%
Commercial loans (2)	507,612	15,397	4.01%	424,904	15,796	4.91%
Equipment financing (2)	543,691	29,856	7.33%	465,217	24,418	7.01%
Indirect automobile loans (2)	376,765	9,225	3.27%	493,898	13,611	3.68%
Residential mortgage loans (2)	545,275	14,814	3.63%	509,728	15,132	3.97%
Other consumer loans (2)	276,466	8,230	3.98%	263,762	7,886	4.00%
Total loans and leases	4,541,761	154,603	4.53%	4,199,343	149,033	4.72%
Total interest-earning assets	5,171,350	163,277	4.20%	4,803,831	156,002	4.32%
Allowance for loan and lease losses	(50,785)			(43,146)
Non-interest-earning assets	366,994			375,074
Total assets	$5,487,559			$5,135,759

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$209,029	$126	0.08%	$194,775	$128	0.09%
Savings accounts	515,433	905	0.23%	511,672	975	0.25%
Money market accounts	1,523,269	5,852	0.51%	1,336,093	6,136	0.61%
Certificates of deposit	909,647	5,857	0.86%	980,628	6,975	0.95%
Total interest-bearing deposits (3)	3,157,378	12,740	0.54%	3,023,168	14,214	0.63%
Advances from the FHLBB	911,748	7,873	1.15%	761,927	8,303	1.46%
Subordinated debtentures and notes	13,249	490	4.94%	9,682	337	4.64%
Other borrowed funds	26,849	61	0.30%	41,259	37	0.98%
Total borrowed funds	951,846	8,424	1.18%	812,868	8,677	1.43%
Total interest-bearing liabilities	4,109,224	21,164	0.69%	3,836,036	22,891	0.80%
Non-interest-bearing liabilities:
Demand checking accounts (3)	702,411			641,749
Other non-interest-bearing liabilities	44,858			38,811
Total liabilities	4,856,493			4,516,596
Brookline Bancorp, Inc. stockholders’ equity	626,920			615,519
Noncontrolling interest in subsidiary	4,146			3,644
Total liabilities and equity	$5,487,559			$5,135,759
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		142,113	3.51%		133,111	3.52%
Less adjustment of tax-exempt income		621			667
Net interest income		$141,492			$132,444
Net interest margin (5)			3.65%			3.68%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.44% and 0.52% in the nine months ended September 30, 2014 and September 30, 2013, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$206	$59	$265	$503	$591	$1,094
Marketable and restricted equity securities	40	181	221	38	572	610
Short-term investments	(9)	2	(7)	(26)	27	1
Total investments	237	242	479	515	1,190	1,705
Loans and leases:
Commercial real estate loans	2,996	(1,033)	1,963	8,509	(3,618)	4,891
Commercial loans and leases	1,021	(56)	965	2,741	(3,140)	(399)
Equipment financing	1,260	61	1,321	4,280	1,158	5,438
Indirect automobile loans	(750)	(493)	(1,243)	(2,984)	(1,402)	(4,386)
Residential mortgage loans	580	(359)	221	1,021	(1,339)	(318)
Other consumer loans	220	(164)	56	383	(39)	344
Total loans and leases	5,327	(2,044)	3,283	13,950	(8,380)	5,570
Total change in interest and dividend income	5,564	(1,802)	3,762	14,465	(7,190)	7,275

Interest expense
Deposits:
NOW accounts	1	—	1	11	(13)	(2)
Savings accounts	1	(17)	(16)	7	(77)	(70)
Money market accounts	216	(299)	(83)	790	(1,074)	(284)
Certificates of deposit	(128)	(163)	(291)	(484)	(634)	(1,118)
Total deposits	90	(479)	(389)	324	(1,798)	(1,474)
Borrowed funds:
Advances from the FHLBB	784	(710)	74	1,492	(1,922)	(430)
Subordinated debentures and notes	151	59	210	130	23	153
Other borrowed funds	(6)	(8)	(14)	(16)	40	24
Total borrowed funds	929	(659)	270	1,606	(1,859)	(253)
Total change in interest expense	1,019	(1,138)	(119)	1,930	(3,657)	(1,727)
Change in tax-exempt income	(31)	—	(31)	(46)	—	(46)
Change in net interest income	$4,576	$(664)	$3,912	$12,581	$(3,533)	$9,048

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$25,842	$23,826	$2,016	8.5%	$76,678	$71,682	$4,996	7.0%
Commercial loans	5,431	4,493	938	20.9%	15,342	15,796	(454)	-2.9%
Equipment financing	9,663	8,343	1,320	15.8%	29,856	24,418	5,438	22.3%
Indirect automobile loans	2,929	4,172	(1,243)	-29.8%	9,225	13,611	(4,386)	-32.2%
Residential mortgage loans	5,087	4,866	221	4.5%	14,814	15,132	(318)	-2.1%
Other consumer loans	2,817	2,762	55	2.0%	8,229	7,886	343	4.3%
Total interest income — loans and leases	$51,769	$48,462	$3,307	6.8%	$154,144	$148,525	$5,619	3.8%

Except for equipment financing, declines in the yields on all portfolios reflect the high rate of loan refinancings in a low rate environment and the intense pricing competition which affected the Company’s lending markets.

Interest income from loans and leases was $51.8 million for the three months ended September 30, 2014, resulting in a yield on total loans and leases of 4.39%. This compares to $48.5 million of interest on loans and leases and a yield of 4.54% for the three months ended September 30, 2013. The year-over-year $3.3 million increase in interest income from loans and leases was due to a decrease of $2.0 million due to changes in rate, offset by an increase of $5.3 million due to increased origination volume. Accretion on acquired loans and leases of $1.3 million contributed 10 basis points to net interest margin during the third quarter of 2014, compared to $0.9 million and 8 basis points in the third quarter of 2013.

Interest income from loans and leases was $154.1 million for the nine months ended September 30, 2014, resulting in a yield on total loans and leases of 4.53%. This compares to $148.5 million of interest on loans and leases and a yield of 4.72% for the nine months ended September 30, 2013. The year-over-year $5.6 million increase in interest income from loans and leases was due to an increase of $14.0 million due to origination volume, offset by a decrease of $8.4 million due to changes in rate. Accretion on acquired loans and leases of $7.0 million contributed 18 basis points to net interest margin for the nine months ended September 30, 2014, compared to $3.4 million and 9 basis points for the nine months ended September 30, 2013. This increase was due to a reforecast of one acquired equipment financing pool and improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases.

Investments

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,312	$2,041	$271	13.3%	$6,931	$5,827	$1,104	18.9%
Marketable and restricted equity securities	520	298	222	74.5%	1,508	911	597	65.5%
Short-term investments	15	22	(7)	-31.8%	73	72	1	1.4%
Total interest income — investments	$2,847	$2,361	$486	20.6%	$8,512	$6,810	$1,702	25.0%

Total investment income was $2.8 million for the three months ended September 30, 2014, compared to $2.4 million for the three months ended September 30, 2013. The yield on investments increased to 1.81% for the quarter ended September 30, 2014 from 1.58% for the quarter ended September 30, 2013. The $0.5 million year-over-year increase in quarterly interest income on investments was driven by a $0.2 million increase due to volume and a $0.3 million increase due to rates.

Total investment income was $8.5 million for the nine months ended September 30, 2014, compared to $6.8 million for the nine months ended ended September 30, 2013. The yield on investments increased to 1.84% for the nine months ended September 30, 2014 from 1.54% for the nine months ended September 30, 2013. The $1.7 million year-over-year increase in quarterly interest income on investments was largely driven by higher rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$43	$42	$1	2.4%	$126	$128	$(2)	-1.6%
Savings accounts	299	315	(16)	-5.1%	905	975	(70)	-7.2%
Money market accounts	1,957	2,040	(83)	-4.1%	5,852	6,136	(284)	-4.6%
Certificates of deposit	1,949	2,240	(291)	-13.0%	5,857	6,975	(1,118)	-16.0%
Total interest expense - deposits	4,248	4,637	(389)	-8.4%	12,740	14,214	(1,474)	-10.4%
Borrowed funds:
Advances from the FHLBB	2,740	2,666	74	2.8%	7,873	8,303	(430)	-5.2%
Subordinated debentures and notes	292	82	210	256.1%	490	337	153	45.4%
Other borrowed funds	12	26	(14)	-53.8%	61	37	24	64.9%
Total interest expense - borrowed funds	3,044	2,774	270	9.7%	8,424	8,677	(253)	-2.9%
Total interest expense	$7,292	$7,411	$(119)	-1.6%	$21,164	$22,891	$(1,727)	-7.5%

Deposits

Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.

Interest expense on deposits decreased $0.4 million, or 8.4%, from $4.6 million for the quarter ended September 30, 2013 to $4.2 million for the quarter ended September 30, 2014. Accretion on acquired deposits was minimal for the quarter ended September 30, 2014 compared to $0.1 million for the quarter ended September 30, 2013, which improved the Company’s net interest margin by 1 basis point.

Interest expense on deposits decreased $1.5 million, or 10.4%, from $14.2 million for the nine months ended September 30, 2013 to $12.7 million for the nine months ended September 30, 2014. Accretion on acquired deposits was $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Accretion had no impact on the Company's net interest margin for the nine months ended September 30, 2014 and improved the Company’s net interest margin by 1 basis point for the nine months ended September 30, 2013.

While interest-bearing deposit balances increased during these periods, the increases in interest expense on deposits due to volume were offset by decreases in interest expense due to deposit offering rates. The cost of total interest-bearing deposits decreased from 0.60% during the three months ended September 30, 2013 to 0.53% in the three months ended September 30, 2014. The cost of total interest-bearing deposits decreased to 0.54% in the nine months ended September 30, 2014 from 0.63% during the nine months ended September 30, 2013.

Borrowed Funds

Interest paid on borrowed funds increased by $0.3 million, or 9.7%, from $2.8 million for the three months ended September 30, 2013 to nearly $3.1 million for the three months ended September 30, 2014. The increase was primarily due to the new subordinated notes issued during the quarter. The cost of borrowed funds declined to 1.12% for the quarter ended September 30, 2014 from 1.35% during the three months ended September 30, 2013. However, the decrease in interest expense due to lower borrowing rates was completely offset by increase in interest expense due to higher volume. Accretion on acquired borrowed funds of $0.7 million and $0.8 million improved the Company’s net interest margin by 5 basis points and 7 basis points for the three months ended September 30, 2014 and 2013, respectively.

Interest paid on borrowed funds decreased by $0.3 million, or 2.9%, from $8.7 million for the nine months ended September 30, 2013 to $8.4 million for the nine months ended September 30, 2014. The cost of borrowed funds declined to 1.18% for the nine months ended September 30, 2014 from 1.43% during the nine months ended September 30, 2013. Including accretion, decreases in borrowing rates resulted in a decrease in debt-related interest expenses of $1.9 million, which was partially offset by $1.6 million of increase in interest expense due to volume. Accretion on acquired borrowed funds of $2.1 million and $2.6 million improved the Company’s net interest margin by 5 basis points and 7 basis points for the nine months ended September 30, 2014 and 2013, respectively.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$2,769	$447	$2,322	519.5%	$6,462	$2,525	$3,937	155.9%
Commercial	(1,573)	2,036	(3,609)	-177.3%	(49)	3,632	(3,681)	-101.3%
Indirect automobile	(16)	15	(31)	-206.7%	(14)	(193)	179	-92.7%
Consumer	728	179	549	306.7%	638	753	(115)	-15.3%
Unallocated	21	53	(32)	-60.4%	(509)	200	(709)	-354.5%
Total provision for loan and lease losses	1,929	2,730	(801)	-29.3%	6,528	6,917	(389)	-5.6%
Unfunded credit commitments	105	18	87	483.3%	225	125	100	80.0%
Total provision for credit losses	$2,034	$2,748	$(714)	-26.0%	$6,753	$7,042	$(289)	-4.1%

The provisions for credit losses for the third quarter of 2014 and 2013 were $2.0 million and $2.7 million, respectively. The provisions for credit losses for the nine months ended September 30, 2014 and 2013 were $6.8 million and $7.0 million, respectively. The $0.7 million quarter-over-quarter decrease in the provision for loan and lease losses was due in large part to a decrease in the allowance for the commercial loans and leases portfolio as a result of an improvement in the credit characteristics of the equipment financing portfolio, partially offset by additional reserves required for the deterioration in the acquired commercial real estate loans and leases portfolio during the three months ended September 30, 2013. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,352	$1,989	$363	18.3%	6,515	5,984	531	8.9%
Loan fees	601	296	305	103.0%	1,229	1,127	102	9.1%
Loss from investments in affordable housing projects	(543)	(558)	15	-2.7%	(1,586)	(1,494)	(92)	6.2%
Loss on sales of securities, net	—	—	—	—%	(13)	—	(13)	—%
Gain on sales of loans and leases held-for-sale	538	116	422	363.8%	1,194	597	597	100.0%
(Loss)/gain on sale/disposals of premises and equipment, net	(2)	21	(23)	-109.5%	1,502	—	1,502	—%
Other	2,710	1,592	1,118	70.2%	5,229	3,708	1,521	41.0%
Total non-interest income	$5,656	$3,456	$2,200	63.7%	$14,070	$9,922	$4,148	41.8%

Total non-interest income increased $2.2 million, or 63.7%, to $5.7 million for the three months ended September 30, 2014, from $3.5 million for the three months ended September 30, 2013. The increase is primarily attributable to a net $1.4 million other income from an insurance carrier in relation to the settlement of a 2012 litigation, $0.4 million increase in deposit fees, $0.4 million increase in gain on sales of loans and leases held-for-sale and $0.3 million increase in loans fees from back-to-back interest-rate swaps.

Total non-interest income increased $4.2 million, or 41.8%, to $14.1 million for the nine months ended September 30, 2014, from $9.9 million for the nine months ended September 30, 2013. The increase is primarily attributable to a $1.5 million net gain on sale/disposals of premises and equipment, a $1.4 million other income from an insurance carrier in relation to the settlement of a 2012 litigation, a $0.6 million increase in gain on sales of loans and leases held-for-sale and a $0.5 million increase in deposit fees.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$18,258	$15,589	$2,669	17.1%	$53,585	$48,586	$4,999	10.3%
Occupancy	3,334	3,312	22	0.7%	10,893	9,260	1,633	17.6%
Equipment and data processing	4,193	4,061	132	3.3%	12,918	12,423	495	4.0%
Professional services	1,001	1,329	(328)	-24.7%	4,215	4,343	(128)	-2.9%
FDIC insurance	873	508	365	71.9%	2,580	2,378	202	8.5%
Advertising and marketing	745	758	(13)	-1.7%	2,186	2,196	(10)	-0.5%
Amortization of identified intangible assets	828	1,154	(326)	-28.2%	2,516	3,496	(980)	-28.0%
Other	2,692	2,845	(153)	-5.4%	7,829	8,462	(633)	-7.5%
Total non-interest expense	$31,924	$29,556	$2,368	8.0%	$96,722	$91,144	$5,578	6.1%

Non-interest expense for the three months ended September 30, 2014 increased $2.4 million compared to the same period in 2013. The increase was largely due to a $2.7 million increase in compensation and employee benefits expense. Non-interest expense for the nine months ended September 30, 2014 increased $5.6 million compared to the same period in 2013. The increase was primarily due to a $5.0 million increase in compensation and employee benefits expense, a $1.6 million increase in occupancy expense, offset by a decrease of $1.0 million in amortization of identified intangible assets and a decrease of $0.6 million in other expenses.

The efficiency ratio decreased to 60.26% for the three-month period ending September 30, 2014 from 63.06% for the three-month period ending September 30, 2013. The efficiency ratio decreased to 62.18% for the nine-month period ending September 30, 2014 from 64.02% for the nine-month period ending September 30, 2013. Efficiency ratios improved because increases in non-interest expense were outpaced by increases in net interest income and non-interest income.

Compensation and employee benefit expense for the three months ended September 30, 2014 increased $2.7 million, or 17.1%, as compared to the same period in 2013, and increased $5.0 million, or 10.3%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increases in both periods were driven by a $1.2 million increase in the Supplemental Employee Retirement Plan expense due to a decrease in the discount rate, additional staffing for the opening of the Waltham, MA, branch of Brookline Bank and Wakefield, RI, branch of Bank Rhode Island and to support the growth in equipment financing.

Occupancy expense for the nine months ended September 30, 2014 increased $1.6 million, or 17.6%, as compared to the same period in 2013. The increase was primarily due to additional expenses associated with the newly opened branches, as well as the recognition of future lease obligation associated with the consolidation of an operations center and three discontinued branch properties.

Amortization of identified intangible assets decreased $1.0 million, or 28.0%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease was due to the accelerated method of amortization for certain intangible assets and that several intangible assets that were fully amortized at December 31, 2013.

Other expense decreased $0.6 million, or 7.5%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The decrease was largely due to cost cutting measures.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$19,022	$14,564	$4,458	30.6%	$52,087	$44,180	$7,907	17.9%
Provision for income taxes	6,779	4,645	2,134	45.9%	18,548	15,156	3,392	22.4%
Net income	$12,243	$9,919	$2,324	23.4%	$33,539	$29,024	$4,515	15.6%

Effective tax rate	35.6%	31.9%	N/A	11.6%	35.6%	34.3%	N/A	3.8%

The Company recorded income tax expense of $6.8 million for the three months ended September 30, 2014, compared to $4.6 million for the three months ended September 30, 2013, representing effective tax rates of 35.6% and 31.9%, respectively.  On a year-to-date basis, the Company recorded income tax expense of $18.5 million for the nine months ended September 30 2014, compared to $15.2 million for the same period of 2013, representing effective tax rates of 35.6% and 34.3%, respectively.

For the nine months ended September 30, 2014, effective tax rate of 35.6% is 1.3% higher than the same period of last year, mainly due to the absence of a rehabilitation tax credit and decreases in tax reserves in 2013.

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

Deposits, which are considered the most stable source of liquidity, totaled $3.9 billion at September 30, 2014, and represented 77.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $3.8 billion, or 82.5% of total funding, at December 31, 2013. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.0 billion at September 30, 2014 and represented 76.7% of total deposits, compared to core deposits of $2.9 billion, or 75.6% of total deposits, at December 31, 2013. Additionally, the Company acquired $8.0 million of brokered deposits at September 30, 2014, which represented 0.2% of total deposits. There were no brokered deposits at December 31, 2013. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $1.1 billion at September 30, 2014, representing 22.6% of total funding, compared to $0.8 billion, or 17.5% of total funding, at December 31, 2013. The increase was due to increased FHLBB borrowings of $258.4 million and increased subordinated debentures and notes of $73.6 million as a result of the September 15, 2014 offering of $75.0 million of 6.0% fixed-to-floating subordinated notes. In an effort to achieve better capital allocation, the Company offered the subordinated notes as they improve the Tier 2 and total risk-based capital ratios.

As members of the FHLBB, the Banks have access to both short- and long-term borrowings. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At September 30, 2014, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.3 billion as compared to $1.0 billion at December 31, 2013, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 30% of total assets. At September 30, 2014, cash and cash equivalents and available-for-sale securities totaled $615.7 million, or 10.8% of total assets. This compares to $584.9 million, or 11.0% of total assets at December 31, 2013.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2014	At December 31, 2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$45,655	$48,973
Commercial	112,079	143,252
Residential mortgage	15,792	8,027
Unadvanced portion of loans and leases	610,087	586,279
Unused lines of credit:
Home equity	234,180	205,665
Other consumer	11,100	6,503
Other commercial	1,081	1,035
Unused letters of credit:
Financial standby letters of credit	18,257	20,410
Performance standby letters of credit	3,116	2,989
Commercial and similar letters of credit	2,057	440
Back-to-back interest-rate swaps	65,746	22,418

Capital Resources

At September 30, 2014, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At September 30, 2014:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$498,349	9.06%	$220,022	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	498,349	10.57%	188,590	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	625,975	13.28%	377,093	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$326,288	9.35%	$139,588	4.00%	$174,486	5.00%
Tier 1 risk-based capital ratio	(2)	326,288	10.44%	125,015	4.00%	187,522	6.00%
Total risk-based capital ratio	(3)	364,935	11.68%	249,955	8.00%	312,444	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$147,707	8.45%	$69,920	4.00%	$87,401	5.00%
Tier 1 risk-based capital ratio	(2)	147,707	10.85%	54,454	4.00%	81,681	6.00%
Total risk-based capital ratio	(3)	160,784	11.81%	108,914	8.00%	136,142	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$31,972	10.12%	$12,637	4.00%	$15,796	5.00%
Tier 1 risk-based capital ratio	(2)	31,972	13.68%	9,349	4.00%	14,023	6.00%
Total risk-based capital ratio	(3)	34,340	14.69%	18,701	8.00%	23,376	10.00%

At December 31, 2013:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.36%	$205,330	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.01%	174,558	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.15%	348,959	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.37%	$127,992	4.00%	$159,990	5.00%
Tier 1 risk-based capital ratio	(2)	299,822	10.43%	114,984	4.00%	172,477	6.00%
Total risk-based capital ratio	(3)	335,748	11.69%	229,768	8.00%	287,210	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.08%	$66,784	4.00%	$83,480	5.00%
Tier 1 risk-based capital ratio	(2)	134,904	10.57%	51,052	4.00%	76,577	6.00%
Total risk-based capital ratio	(3)	145,847	11.43%	102,080	8.00%	127,600	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.77%	$12,461	4.00%	$15,576	5.00%
Tier 1 risk-based capital ratio	(2)	30,435	13.57%	8,971	4.00%	13,457	6.00%
Total risk-based capital ratio	(3)	32,289	14.40%	17,938	8.00%	22,423	10.00%

1.	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

2.	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

3.	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated and limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at September 30, 2014 or December 31, 2013. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at September 30, 2014.

At September 30, 2014, net interest income simulation indicated that the Company’s exposure to changing interest rates was within established tolerances. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2014		December 31, 2013
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	1,922	1.05%	590	0.33%
Up 200 basis points	1,250	0.68%	414	0.23%
Up 100 basis points	553	0.30%	220	0.12%
Down 100 basis points	(4,015)	-2.20%	(3,648)	-2.02%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 1.05% at September 30, 2014 compared to a positive 0.33% at December 31, 2013. The change was due to the issuance of subordinated notes during the quarter and the acceleration of prepayments on the loans and leases portfolio.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. At September 30, 2014, the Company’s one-year cumulative gap was a negative $547.7 million, or 9.55% of total assets, compared with a negative $271.6 million, or 5.1% of total assets at December 31, 2013.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2014, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At September 30, 2014	At December 31, 2013

Up 300%	-2.14%	-3.05%
Up 200%	-1.78%	-3.87%
Up 100%	-1.07%	-2.06%
Down 100%	-4.81%	-1.11%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)         None.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit 1.1
Underwriting Agreement, dated September 11, 2014, by and among Brookline Bancorp, Inc., Sterne, Agee & Leach, Inc. and Sandler O’Neill + Partners, L.P., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 12, 2014)

Exhibit 4.1
Subordinated Indenture, dated as of September 16, 2014, between Brookline Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 17, 2014)

Exhibit 4.2
First Supplemental Indenture, dated as of September 16, 2014, between Brookline Bancorp, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 17, 2014)

Exhibit 4.3
Form of Global Note to represent the 6.000% Fixed-to-Floating Rate Subordinated Notes due September 15, 2029 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 17, 2014)

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013; (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2014 and 2013.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 7, 2014	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer and Treasurer
(Principal Financial Officer)