Form 10-K
period 2014-12-31
BROOKLINE BANCORP INC
filed 2015-03-02
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2014,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from           N/A           to                                 .
Commission File Number: 0-23695
BROOKLINE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	04-3402944 (I.R.S. Employer Identification No.)
131 Clarendon Street, Boston, Massachusetts (Address of principal executive offices)	02116 (Zip Code)
(617) 425-4600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value of $0.01 per share	Nasdaq Global Select Market
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the number of shares of common stock held by nonaffiliates as of June 30, 2014, based upon the closing price per share, was $654.9 million.
At March 2, 2015, the number of shares of common stock, par value $0.01 per share, issued and outstanding were 75,744,445 and 70,039,176, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2014 FORM 10-K

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company's forward-looking statements are reasonable, the Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company's investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A, "Risk Factors." Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
PART I
Item 1.    Business
General
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, First Ipswich Bank ("First Ipswich" and formerly known as the First National Bank of Ipswich) and its subsidiaries, and Brookline Securities Corp.
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.7%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 24 full-service banking offices in the greater Boston metropolitan area. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
On February 28, 2011, the Company acquired First Ipswich Bancorp, the holding company for First Ipswich, headquartered in Ipswich, Massachusetts. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 5 full-service banking offices on the north shore of eastern Massachusetts. In June 2012, the First National Bank of Ipswich changed its name to First Ipswich Bank.
On January 1, 2012, the Company acquired Bancorp Rhode Island, Inc., a Rhode Island corporation and holding company for BankRI, headquartered in Providence, Rhode Island. BankRI, which includes its wholly-owned subsidiaries, BRI Investment Corp., Macrolease Corporation ("Macrolease"), Acorn Insurance Agency and BRI Realty Corp., operates 19 full-service banking offices in the greater Providence area.
As a commercially-focused financial institution with 48 full-service banking offices throughout greater Boston, the north shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York/New Jersey metropolitan area.
The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically and through acquisitions. The Company's customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued addition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products and excellent customer service, and strong risk management. The Company's multi-bank structure retains the local-bank orientation while relieving local bank management of the responsibility for most back-office functions, which are consolidated at the holding company level. Branding and decision-making, including credit decisions and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks' commercial, business and retail bankers.
The Company, has, from time to time, acquired other business lines or financial institutions that it believes share the Company's relationship and customer service orientations and provide access to complementary markets, customers, products and services. The Company expanded its geographic footprint with the acquisitions of First Ipswich in February 2011 and BankRI in January 2012.
The Company's headquarters and executive management are located at 131 Clarendon Street, Boston, Massachusetts 02116 and its telephone number is 617-425-4600.
The loan and lease portfolio grew $460.1 million, or 10.5%, to $4.8 billion at December 31, 2014 from $4.4 billion at December 31, 2013. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $3.6 billion, or 75.4% of total loans and leases, at December 31, 2014, increased $465.7 million, or 14.7%, from $3.2 billion, or 72.6% of total loans and leases, at December 31, 2013.
Total deposits increased $123.1 million, or 3.2%, to $4.0 billion at December 31, 2014 from $3.8 billion at December 31, 2013. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 3.8% to $3.0 billion at December 31, 2014. The Company's core deposits increased as a percentage of total deposits to 76.1% at December 31, 2014 from 75.6% at December 31, 2013.
Throughout 2014, the Company added $8.2 million to its allowance for loan and lease losses and experienced net charge-offs of $3.0 million to bring the balance to $53.7 million at December 31, 2014. The ratio of the allowance for loan and lease losses to total loans and leases remained the same at 1.11% at December 31, 2014 and December 31, 2013. Excluding the loans acquired from BankRI and First Ipswich, the ratio of the allowance for loan and lease losses related to originated loans and leases was 1.20% at December 31, 2014 and 1.32% at December 31, 2013. Nonperforming assets at December 31, 2014 were $15.2 million, down from $18.1 million at the end of 2013. Nonperforming assets were 0.26% and 0.34% of total assets at the end of 2014 and 2013, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased in 2014 $12.9 million, or 7.3%, to $189.1 million compared to $176.2 million in 2013. The net interest margin decreased 3 basis points to 3.61% in 2014 from 3.64% in 2013. Net income for 2014 increased $7.4 million, or 20.9%, to $42.8 million from $35.4 million for 2013. Basic and fully diluted earnings per common share ("EPS") increased to $0.61 for 2014 from $0.51 for 2013.
Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which are dominated by several large national banking institutions. Based on total deposits at June 30, 2014, the Company ranks twelfth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
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

In attracting deposits, the Company's primary competitors are savings banks, commercial banks, credit unions, and other non-depository institutions such as securities and brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and online access to accounts. Deposit customers are generally in communities where banking offices are located.
Market Area and Credit Risk Concentration
As of December 31, 2014, the Company, through its Banks, operated 48 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated. Based on June 30, 2014 FDIC statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 65%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 74%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and Rhode Island. In addition, the Company, through subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the New York/New Jersey metropolitan area and elsewhere.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by limiting loan-to-value ratios at loan origination, lending to seasoned real estate owners/managers, using reasonable capitalization and vacancy ratios, cross-collateralizing loans to one borrower when deemed prudent, and limiting the amount and types of construction lending. At December 31, 2014, the largest commercial real estate loan in Brookline Bank's portfolio was $14.0 million, the largest commercial real estate loan in First Ipswich's portfolio was $3.6 million, and the largest commercial real estate loan in BankRI's portfolio was $9.9 million. Many of the Banks’ commercial real estate customers have other commercial borrowing relationships with the bank.
Commercial loans and equipment leasing. Brookline Bank and First Ipswich originate commercial loans and leases for working capital and other business-related purposes, and are concentrating such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, in New York and New Jersey. BankRI originates commercial loans and lines of credit for various business-related purposes, and engages in equipment financing through its wholly-owned subsidiary, Macrolease, in New York and New Jersey.
Because commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by limiting industry concentrations, franchisee concentrations and duration of loan maturities; requiring strong debt service coverage ratios; limiting loan-to-value ratios; employing adjustable rates without interest rate caps; and securing personal guarantees from borrowers. At December 31, 2014, the largest commercial loan in Brookline Bank's portfolio was $20.0 million, the largest commercial loan in First Ipswich's portfolio was for $3.3 million, and the largest commercial loan in BankRI's portfolio was for $15.9 million.
Indirect auto loans. As of December 2014, management ceased the origination of indirect automobile loans. Until December 2014, most of Brookline Bank's indirect automobile loans were originated through automobile dealerships located in Massachusetts, Connecticut, Rhode Island and New Hampshire. At December 31, 2014, the largest indirect automobile loan in Brookline Bank's portfolio was $65,751. For regulatory purposes, Brookline Bank's indirect automobile loan portfolio is not classified as "subprime lending." Brookline Bank has established policies for loan underwriting and the careful monitoring of its indirect auto loan portfolio performance and the effect of economic conditions on consumers and the automobile industry. First Ipswich and BankRI do not engage in indirect automobile lending.
Consumer loans. Brookline Bank’s and First Ipswich’s retail customers live and work in the Boston metropolitan area, are financially active and value personalized service and easy branch access. BankRI's retail customers live and work in the Providence, Rhode Island, metropolitan area and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, caters to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring strong credit histories. At December 31, 2014, the largest consumer loan in Brookline Bank's portfolio was $6.9 million, the largest consumer loan in First Ipswich's portfolio was $1.4 million, and the largest consumer loan in BankRI's portfolio was $3.2 million.
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
Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.2% in October 2009. In December 2014, the unemployment rate was 5.6% nationally, down from 6.7% at the end of 2013.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in both Massachusetts and Rhode island are, in order, education and health services, business and professional services, and trade, transportation and utilities, a sector that includes wholesale and retail trade. The unemployment rate in Massachusetts decreased to 5.5% in December 2014 from 7.0% in December 2013, slightly lower than the national average. The unemployment rate in Rhode Island decreased to 6.8% in December 2014 from 9.1% in December 2013.
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
Personnel
As of December 31, 2014, the Company had 679 full-time employees and 46 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
Access to Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov and on the Company’s website. Press releases are also maintained on the Company’s website. Additional information for Brookline Bank, BankRI and First Ipswich can be found at www.brooklinebank.com, www.bankri.com and www.firstipswich.com, respectively. Information on the Company’s and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
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
Source of Strength
Under the BHCA, as amended by the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Banks in the event of the financial distress of the Banks. This provision codifies the longstanding policy of the FRB. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Acquisitions and Activities
The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of the voting shares of such other bank or bank holding company. Further, as a Massachusetts bank holding company, the Company must obtain the prior approval of the Massachusetts Board of Bank Incorporation to acquire ownership or control of more than 5% of any voting stock in any other banking institution, acquire substantially all the assets of a bank, or merge with another bank holding company.
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
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

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
Deposit Insurance
Substantially all of the deposits of the Banks are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agencies’ evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine their actual deposit insurance premiums, each of the Banks computes its base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The Company’s FDIC deposit insurance costs totaled $3.4 million in 2014. The FDIC has the power to adjust the assessment rates at any time.
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
Cross-Guarantee
Similar to the source of strength doctrine discussed above in “Regulation of the Company-Source of Strength,” under the cross-guarantee provisions of the FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”
Acquisitions and Branching
The Banks must seek prior regulatory approval from the FRB to acquire another bank or establish a new branch office. Brookline Bank and First Ipswich must also seek prior regulatory approval from the MDOB to acquire another bank or establish a new branch office and BankRI must also seek prior regulatory approval from the RIBD to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Activities and Investments of Insured State-Chartered Banks
Section 24 of the FDIA generally limits the types of equity investments that FDIC-insured state-chartered banks, such as the Banks, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

Brokered Deposits
Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. At December 31, 2014, the Company did not have brokered deposits in excess of 10% of total deposits.
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
The FRB has issued risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Banks. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of the Company’s regulatory capital. The Company intends to make this election.
Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative risk. Under rules in effect through December 31, 2014, the minimum required Tier 1 risk-based capital ratio was 4% and the minimum total risk-based capital ratio was 8%. As of December 31, 2014, the Company’s Tier 1 risk-based capital ratio was 10.6% and its total risk-based capital ratio was 13.2%.
In addition to the risk-based capital requirements, under rules in effect through December 31, 2014, the FRB required top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio was 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels. The Company’s leverage capital ratio as of December 31, 2014 was 9.0%.
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
In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. In 2013, the FRB, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. These rules, which became effective January 1, 2015, established a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.
Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FRB has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above. Under the FRB’s revised rules, which became effective January 1, 2015, a state member bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of

10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure
The Company and the Banks are considered “well capitalized” under all regulatory definitions.
Safety and Soundness Standards
The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, when the Final Capital Rule comes into effect, our ability to pay dividends will be restricted if we do not maintain a capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. At December 31, 2014, there were no such transactions.
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
Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB’s new qualified mortgage rule, which was amended and became effective on November 3, 2014 (the “QM Rule”), requires creditors, such as the Company, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling.
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
Office of Foreign Assets Control (“OFAC”)
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. At December 31, 2014, the Company did not have any transactions with sanctioned countries, nationals, and others.
Regulation of Other Activities
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds
The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Banks and all of their subsidiaries and affiliates.
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
Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
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
On December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After a conformance period, which is currently set to end on July 21, 2015 (except for certain investments and activities existing before December 31, 2013), the Volcker Rule restrictions will apply to the Company, the Bank and all of our subsidiaries and affiliates.
The CFPB’s QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. The QM Rule on qualified mortgages and similar rules could limit the Banks’ ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Banks’ growth or profitability.
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
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015 we are required to comply with the Final Capital Rule. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. The Company has made this election. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.
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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.
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
Our commercial real estate and commercial loan and lease portfolios currently comprise 75.4% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
We have acquired and will continue to consider the acquisition of other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Some of these risks include the following:
•The risk that the acquired business will not perform in accordance with management's expectations;
•The risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;
•The risk that management will divert its attention from other aspects of our business;
•The risk that we may lose key employees of the combined business; and
•The risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2014, goodwill and other identifiable intangible assets were $151.4 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Company management recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2014. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Systems failures, interruptions or breaches of security and other cyber security risks could have an adverse effect on our financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, cyber security breaches, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
Our internal controls, procedures and policies may fail or be circumvented.
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
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•quarterly variations in our operating results or the quality of our assets;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to our future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•our past and future dividend practices;
•future sales of our equity or equity-related securities; and
•changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.
Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us, even if an acquisition might be in the best interest of our stockholders.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2014, the Company conducted its business from its corporate headquarters, which is located at 131 Clarendon Street, Boston, Massachusetts, and is owned by Brookline Bank, as well as its corporate operations center in Lincoln, Rhode Island, that is owned by BankRI.
Brookline Bank conducts its business from 24 banking offices, 4 of which are owned and 20 of which are leased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has 2 remote ATM locations, both of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York and in Melville, New York.
BankRI conducts its business from 19 banking offices, 6 of which are owned and 13 of which are leased. BankRI's main banking office, is leased and located in Providence, Rhode Island. BankRI also has 3 remote ATM locations, all of which are leased. Macrolease conducts its business from leased premises in Plainview, New York.
First Ipswich conducts its business from 5 banking offices, 1 of which is owned and 4 of which are leased. First Ipswich's main banking office, is owned and located in Ipswich, Massachusetts. First Ipswich also has 1 remote ATM location which is leased.
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments at December 31, 2014.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2014, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of March 2, 2015 was 1,949. Market prices for the Company's common stock and dividends paid per quarter during 2014 and 2013 follow.

	Market Prices		Dividend Paid Per Share
	High	Low
2014
First Quarter	$9.70	$8.66	$0.085
Second Quarter	9.63	8.83	0.085
Third Quarter	9.51	8.55	0.085
Fourth Quarter	10.15	8.56	0.085
2013
First Quarter	$9.39	$8.66	$0.085
Second Quarter	9.14	8.23	0.085
Third Quarter	10.08	8.81	0.085
Fourth Quarter	9.58	8.72	0.085
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. Index values are as of December 31 of each of the indicated years.
Total Return Performance

	At December 31,
Index	2009	2010	2011	2012	2013	2014
Brookline Bancorp, Inc.	100.00	113.22	91.41	95.69	111.62	121.67
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $5B-$10B	100.00	108.48	107.66	126.64	195.38	201.25
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
The graph assumes $100 invested on December 31, 2009 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

(c)
There were no purchases made during the year ended December 31, 2014 by or on behalf of the Company of the Company's common stock. As of December 31, 2014, the Company was authorized to repurchase $10.0 million of total outstanding shares of the Company's common stock.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets	$5,799,880	$5,325,106	$5,147,534	$3,299,013	$2,720,542
Total loans and leases	4,822,607	4,362,465	4,175,712	2,720,821	2,253,538
Allowance for loan and lease losses	53,659	48,473	41,152	31,703	29,695
Investment securities available-for-sale	550,761	492,428	481,323	217,431	304,540
Goodwill and identified intangible assets	151,434	154,777	159,400	51,013	45,112
Total deposits	3,958,106	3,835,006	3,616,259	2,252,331	1,810,899
Core deposits (1)	3,011,398	2,900,338	2,605,318	1,446,659	1,019,293
Certificates of deposit	946,708	934,668	1,010,941	805,672	791,606
Total borrowed funds	1,126,404	812,555	853,969	506,919	388,569
Stockholders' equity	640,750	613,867	612,097	503,602	495,443
Tangible stockholders' equity (*)	489,316	459,090	452,697	452,589	450,331
Nonperforming loans and leases (2)	13,714	16,501	22,246	7,530	7,463
Nonperforming assets (3)	15,170	18,079	23,737	8,796	8,166
EARNINGS DATA
Interest and dividend income	$218,482	$206,384	$213,200	$140,535	$130,992
Interest expense	29,414	30,166	35,832	30,336	34,567
Net interest income	189,068	176,218	177,368	110,199	96,425
Provision for credit losses	8,477	10,929	15,888	3,631	3,796
Non-interest income	18,145	13,829	18,572	5,062	2,355
Non-interest expense	129,185	122,464	120,342	62,925	48,187
Provision for income taxes	24,749	19,481	21,341	19,886	19,156
Net income	42,765	35,386	37,142	27,600	26,872
Operating earnings	42,765	35,981	41,114	28,902	26,872
PER COMMON SHARE DATA
Earnings per share - Basic	$0.61	$0.51	$0.53	$0.47	$0.46
Earnings per share - Diluted	0.61	0.51	0.53	0.47	0.46
Dividends paid per common share	0.34	0.34	0.34	0.34	0.34
Book value per share (end of period)	9.15	8.79	8.78	8.59	8.45
Tangible book value per share (*)	6.99	6.57	6.49	7.72	7.68
Stock price (end of period)	10.03	9.55	8.50	8.44	10.85
PERFORMANCE RATIOS
Net interest margin	3.61%	3.64%	3.85%	3.76%	3.74%
Return on average assets	0.77%	0.68%	0.74%	0.90%	1.01%
Operating return on average assets (*)	0.77%	0.70%	0.82%	0.94%	1.01%
Return on average tangible assets (*)	0.79%	0.71%	0.77%	0.92%	1.03%
Operating return on average tangible assets (*)	0.79%	0.72%	0.85%	0.96%	1.03%
Return on average stockholders' equity	6.79%	5.74%	6.12%	5.51%	5.45%
Operating return on average stockholders' equity (*)	6.79%	5.84%	6.78%	5.77%	5.45%

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, Except Per Share Data)
Return on average tangible stockholders' equity (*)	8.97%	7.71%	8.40%	6.13%	6.00%
Operating return on average tangible stockholders' equity (*)	8.97%	7.84%	9.29%	6.42%	6.00%
Dividend payout ratio (*)	55.83%	67.37%	64.02%	72.72%	74.69%
Efficiency ratio (4)	62.34%	64.44%	61.42%	54.59%	48.78%
GROWTH RATIOS
Total loan and lease growth (5)	10.55%	4.47%	53.47%	20.74%	4.12%
Organic loan and lease growth (6)	10.55%	4.47%	11.73%	11.72%	4.12%
Total deposit growth (5)	3.21%	6.05%	60.56%	24.38%	10.85%
Organic deposit growth (6)	3.21%	6.05%	10.24%	12.66%	10.85%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.07%	0.08%	0.16%	0.08%	0.24%
Nonperforming loans and leases as a percentage of total loans and leases	0.28%	0.38%	0.53%	0.28%	0.33%
Nonperforming assets as a percentage of total assets	0.26%	0.34%	0.46%	0.27%	0.30%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.11%	1.11%	0.99%	1.17%	1.32%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (*)	1.20%	1.32%	1.32%	1.26%	1.32%
CAPITAL RATIOS
Stockholders' equity to total assets	11.05%	11.53%	11.89%	15.27%	18.21%
Tangible equity ratio (*)	8.66%	8.88%	9.08%	13.93%	16.83%
Tier 1 leverage capital ratio	9.01%	9.36%	9.44%	14.37%	15.42%
Tier 1 risk-based capital ratio	10.55%	11.01%	10.85%	15.91%	17.58%
Total risk-based capital ratio	13.24%	12.15%	11.83%	17.05%	18.83%
_______________________________________________________________________________

(1)	Core deposits consist of demand checking, NOW, money market and savings accounts.

(2)	Nonperforming loans and leases consist of nonaccrual loans and leases.

(3)	Nonperforming assets consist of nonperforming loans and leases, other real estate owned and other repossessed assets.

(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.

(5)	Total growth is calculated by dividing the change in the balance during the period by the balance at the beginning of the period.

(6)
Organic growth is calculated by dividing the change in the balance during the period less the fair value of acquired loan and deposit balances at the date of acquisition by the balance at the beginning of the period.

(*)    Refer to Non-GAAP Financial Measures and Reconciliation to GAAP.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries, Bank Rhode Island ("BankRI") and its subsidiaries, First Ipswich Bank ("First Ipswich") and its subsidiaries, and Brookline Securities Corp.
As a commercially-focused financial institution with 48 full-service banking offices throughout Greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York/New Jersey metropolitan area.

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
The Company manages the Banks under uniform strategic objectives, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally, enhances management's motivation, service levels and, as a consequence, the Company's financial results. As such, while most back-office functions are consolidated at the holding-company level, branding and decision-making, including credit decisioning and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers.
The competition for loans and leases and deposits remains intense. While there are signs that the economy has improved in 2014, the Company expects the operating environment in 2015 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Federal Reserve System (“FRB”). The low interest rate environment has had and may continue to have a negative impact on the Company's yields and net interest margin. Conversely, rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or leases or to service their existing debt. The future operating results of the Company will depend on its ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.
The Company is supervised, examined and regulated by the Board of Governors of the FRB. As Massachusetts-chartered member banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered member bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The Federal Deposit Insurance Corporation ("FDIC") continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, Brookline Bank is a member of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”
Executive Overview
Growth
Total assets of $5.8 billion at December 31, 2014 increased $474.8 million, or 8.9%, from $5.3 billion at December 31, 2013.
The loan and lease portfolio increased $460.1 million, or 10.5%, to $4.8 billion at December 31, 2014 from $4.4 billion at December 31, 2013. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $3.6 billion, or 75.4% of total loans and leases at December 31, 2014, increased $465.7 million, or 14.7%, from $3.2 billion, or 72.6% of total loans and leases, at December 31, 2013.

Total deposits increased $123.1 million, or 3.2%, to $4.0 billion at December 31, 2014 from $3.8 billion at December 31, 2013. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 3.8% to $3.0 billion at December 31, 2014. The Company's core deposits as a percentage of total deposits increased to 76.1% at December 31, 2014 from 75.6% at December 31, 2013.
Asset Quality
The ratio of the allowance for loan and lease losses to total loans and leases remained stable at 1.11% at December 31, 2014 and December 31, 2013. The allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio, was 1.20% as compared with 1.32% as of December 31, 2013. The Company continued to employ its historical reserve methodology throughout the year ended December 31, 2014. In 2014, in calculating allowance for loan and lease losses, the Company included a loss emergence period ("LEP") analyses to study the time period from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation.
Nonperforming assets at December 31, 2014 totaled $15.2 million, or 0.26% of total assets, compared to $18.1 million, or 0.34% of total assets, at December 31, 2013. Net charge-offs for the year ended December 31, 2014 were $3.1 million, or 0.07% of average loans and leases, compared to $3.4 million, or 0.08%, for the year ended December 31, 2013.
Capital Strength
At December 31, 2014, the Company was well-capitalized as defined by regulatory requirements in effect at such date, with capital ratios in excess of all minimum regulatory requirements. The Company's Tier 1 leverage ratio was 9.01% at December 31, 2014 down from 9.36% at December 31, 2013. The ratio of stockholders' equity to total assets was 11.05% and 11.53% at December 31, 2014 and December 31, 2013, respectively. The Company's tangible equity ratio was 8.66% and 8.88% at December 31, 2014 and December 31, 2013, respectively.
Net Income
For the year ended December 31, 2014, the Company reported net income of $42.8 million, or $0.61 per basic and diluted share, up $7.4 million, or 20.9%, from $35.4 million, or $0.51 per basic and diluted share for the year ended December 31, 2013. The increase in net income is primarily the result of an increase in net interest income of $12.9 million, a decrease in the provision for credit losses of $2.5 million, an increase in non-interest income of $4.3 million, offset by an increase in non-interest expense of $6.7 million and an increase in provision for income taxes of $5.3 million.
The return on average assets was 0.77% for the year ended December 31, 2014, compared to 0.68% for the year ended December 31, 2013. The return on average stockholders' equity was 6.79% for the year ended December 31, 2014, compared to 5.74% for the year ended December 31, 2013.
Net interest margin was 3.61% for the year ended December 31, 2014 down from 3.64% for the year ended December 31, 2013. The relative consistency in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a decrease in the yield on interest-earning assets by 10 basis points to 4.17% in 2014 from 4.27% in 2013, offset by a reduction of 7 basis points in the Company's overall cost of funds to 0.60% in 2014 from 0.67% in 2013. The decrease in the yield on interest-earning assets was largely due to continued rate pressures on the commercial real estate and indirect automobile portfolios. Despite the strength of the Company's net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds, continues to place significant pressure on the Company's net interest margin and net interest income.
Results for 2014 included a $8.5 million provision for credit losses, discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.
Non-interest income increased $4.3 million to $18.1 million during the year ended December 31, 2014 from $13.8 million during the year ended December 31, 2013. Several factors contributed to the year-to-year increase, including an increase of $0.5 million in deposit fees, an increase of $0.5 million in loan fees, an increase of $0.9 million in gain on sales of loans and leases held-for-sale, a net gain of $1.5 million on the sale of premises and equipment, offset by an increase of $0.2 million in losses from investments in affordable housing projects and a decrease of $0.3 million in gain related to the sale of securities.
Non-interest expense increased $6.7 million, to $129.2 million for the year ended December 31, 2014 from $122.5 million during the year ended December 31, 2013. The increase was largely attributable to a $6.5 million increase in compensation and employee benefit expenses. Compensation and employee benefit expenses were $71.8 million for the year ended December 31, 2014 compared to $65.3 million in 2013.

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
Investment Securities
Investment securities classified as available-for-sale are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost.
The market values of the Company's investment securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. There were no impairment losses charged to earnings in 2014, 2013 and 2012.
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
Based on an evaluation of the qualitative factors mentioned above and assessing the effect identified adverse events or circumstances could have, the Company has concluded there was no indication of goodwill impairment. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
Recent Accounting Developments
See Note 1, “Basis of Presentation” within notes to the consolidated financial statements for information regarding recent accounting developments.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company's results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on tangible assets or equity, the tangible equity ratio, tangible book value per share, dividend payout ratio and the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases. Management believes that these non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operating performance and trends, and facilitates comparisons with the performance assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company's capital position.

In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.
Operating Earnings
Operating earnings exclude compensation-related and acquisition-related from net income; by excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") as of the dates indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$42,765	$35,386	$37,142	$27,600	$26,872
Adjustments to arrive at operating earnings:
Compensation-related expenses (1)	—	911	—	—	—
Acquisition-related expenses (2)	—	—	5,396	2,201	—
Total pre-tax adjustments	—	911	5,396	2,201	—
Tax effect:
Compensation-related expenses (1)	—	(316)	—	—	—
Acquisition-related expenses (2)	—	—	(1,424)	(899)	—
Total adjustments, net of tax	—	595	3,972	1,302	—
Operating earnings	$42,765	$35,981	$41,114	$28,902	$26,872

Earnings per share, as reported	$0.61	$0.51	$0.53	$0.47	$0.46
Adjustments to arrive at operating earnings per share:
Compensation-related expenses (1)	—	0.01	—	—	—
Acquisition-related expenses (2)	—	—	0.06	0.02	—
Total adjustments per share	—	0.01	0.06	0.02	—
Operating earnings per share	$0.61	$0.52	$0.59	$0.49	$0.46
(1) Compensation-related expenses include expense related to the departure of the Company's Chief Financial Officer in 2013.
(2) Acquisition-related expenses include expenses related to the acquisition of BankRI in January 2012 and First Ipswich in February 2011.

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity as of the dates indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Operating earnings	$42,765	$35,981	$41,114	$28,902	$26,872

Average total assets	$5,555,394	$5,174,002	$4,992,792	$3,061,747	$2,655,743
Less: Average goodwill and average identified intangible assets, net	153,170	157,187	164,301	50,876	45,724
Average tangible assets	$5,402,224	$5,016,815	$4,828,491	$3,010,871	$2,610,019

Operating return on average assets	0.77%	0.70%	0.82%	0.94%	1.01%

Operating return on average tangible assets	0.79%	0.72%	0.85%	0.96%	1.03%

Average total stockholders' equity	$630,136	$616,243	$606,661	$500,855	$493,373
Less: Average goodwill and average identified intangible assets, net	153,170	157,187	164,301	50,876	45,724
Average tangible stockholders' equity	$476,966	$459,056	$442,360	$449,979	$447,649

Operating return on average stockholders' equity	6.79%	5.84%	6.78%	5.77%	5.45%

Operating return on average tangible stockholders' equity	8.97%	7.84%	9.29%	6.42%	6.00%

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Net income, as reported	$42,765	$35,386	$37,142	$27,600	$26,872

Average total assets	$5,555,394	$5,174,002	$4,992,792	$3,061,747	$2,655,743
Less: Average goodwill and average identified intangible assets, net	153,170	157,187	164,301	50,876	45,724
Average tangible assets	5,402,224	5,016,815	4,828,491	3,010,871	2,610,019

Return on average tangible assets	0.79%	0.71%	0.77%	0.92%	1.03%

Average total stockholders' equity	630,136	616,243	606,661	500,855	493,373
Less: Average goodwill and average identified intangible assets,net	153,170	157,187	164,301	50,876	45,724
Average tangible stockholders' equity	476,966	459,056	442,360	449,979	447,649

Return on average tangible stockholders' equity	8.97%	7.71%	8.40%	6.13%	6.00%

The following tables summarize the Company's tangible equity ratio and tangible book value per share as of the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Total stockholders' equity	$640,750	$613,867	$612,097	$503,602	$495,443
Less: Goodwill and identified intangible assets, net	151,434	154,777	159,400	51,013	45,112
Tangible stockholders' equity	$489,316	$459,090	$452,697	$452,589	$450,331

Total assets	$5,799,880	$5,325,106	$5,147,534	$3,299,013	$2,720,542
Less: Goodwill and identified intangible assets, net	151,434	154,777	159,400	51,013	45,112
Tangible assets	$5,648,446	$5,170,329	$4,988,134	$3,248,000	$2,675,430

Tangible equity ratio	8.66%	8.88%	9.08%	13.93%	16.83%

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Tangible stockholders' equity	$489,316	$459,090	$452,697	$452,589	$450,331

Common shares issued	75,744,445	75,744,445	75,749,825	64,597,180	64,445,389
Less:
Treasury shares	5,040,571	5,171,985	5,373,733	5,373,733	5,373,733
Unallocated ESOP	251,382	291,666	333,918	378,215	424,422
Unvested restricted stocks	419,702	409,068	295,055	185,291	40,970
Common shares outstanding	70,032,790	69,871,726	69,747,119	58,659,941	58,606,264

Tangible book value per share	$6.99	$6.57	$6.49	$7.72	$7.68
The following table summarizes the Company's dividend payout ratio:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Dividends paid	$23,876	$23,841	$23,777	$20,072	$20,070

Net income, as reported	$42,765	$35,386	$37,142	$27,600	$26,872

Dividend payout ratio	55.83%	67.37%	64.02%	72.72%	74.69%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases:

	Year Ended December 31,
	2014	2013	2012	2011	2010

Allowance for loan and lease losses	$53,659	$48,473	$41,152	$31,703	$29,695
Less: Allowance for acquired loan and lease losses	2,848	1,629	—	—	—
Allowance for originated loan and lease losses	$50,811	$46,844	$41,152	$31,703	$29,695

Total loans and leases	$4,822,607	$4,362,465	$4,175,712	$2,720,821	$2,253,538
Less: Total acquired loans and leases	590,654	815,412	1,059,611	198,936	—
Total originated loan and leases	$4,231,953	$3,547,053	$3,116,101	$2,521,885	$2,253,538

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.20%	1.32%	1.32%	1.26%	1.32%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,680,082	34.8%	$1,461,985	33.5%	$1,301,233	31.1%	$748,736	27.5%	$564,584	25.0%
Multi-family mortgage	639,706	13.2%	627,933	14.4%	606,533	14.5%	481,459	17.7%	421,013	18.7%
Construction	148,013	3.1%	113,705	2.6%	98,197	2.3%	40,798	1.5%	18,205	0.8%
Total commercial real estate loans	2,467,801	51.1%	2,203,623	50.5%	2,005,963	47.9%	1,270,993	46.7%	1,003,802	44.5%
Commercial loans and leases:
Commercial	514,077	10.7%	407,792	9.3%	382,277	9.1%	150,895	5.5%	96,788	4.3%
Equipment financing	601,424	12.5%	513,024	11.8%	420,991	10.1%	246,118	9.1%	205,018	9.1%
Condominium association	51,593	1.1%	44,794	1.0%	44,187	1.1%	46,953	1.7%	42,422	1.9%
Total commercial loans and leases	1,167,094	24.3%	965,610	22.1%	847,455	20.3%	443,966	16.3%	344,228	15.3%
Indirect automobile	316,987	6.6%	400,531	9.2%	542,344	13.0%	573,350	21.1%	553,689	24.6%
Consumer loans:
Residential mortgage	571,920	11.9%	528,185	12.1%	511,109	12.3%	350,213	12.9%	288,108	12.8%
Home equity	287,058	5.9%	257,461	5.9%	261,562	6.3%	76,527	2.8%	58,745	2.6%
Other consumer	11,747	0.2%	7,055	0.2%	7,279	0.2%	5,772	0.2%	4,966	0.2%
Total consumer loans	870,725	18.0%	792,701	18.2%	779,950	18.8%	432,512	15.9%	351,819	15.6%
Total loans and leases	4,822,607	100.0%	4,362,465	100.0%	4,175,712	100.0%	2,720,821	100.0%	2,253,538	100.0%
Allowance for loan and lease losses	(53,659)		(48,473)		(41,152)		(31,703)		(29,695)
Net loans and leases	$4,768,948		$4,313,992		$4,134,560		$2,689,118		$2,223,843
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
It is the Company's current policy that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $35.0 million unless approved by the Executive Committee of the Board of Directors. At December 31, 2014,

there were no borrowers with aggregated loans outstanding of $35.0 million or greater. There were 121 borrowers each with aggregate loans outstanding of $5.0 million or greater at December 31, 2014. The cumulative total of those loans was $1,090.3 million or 22.6% of total loans outstanding at December 31, 2014.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 51.1% of total loans and leases outstanding at December 31, 2014. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.
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
Over 98% of the commercial real estate loans outstanding at December 31, 2014 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($669.0 million), office buildings ($567.0 million), retail stores ($453.7 million), industrial properties ($288.9 million) and mixed-use properties ($197.0 million).
Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate and thus has lower concentration limits than do other commercial credit classes. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Company may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.
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

Historically, construction and development lending has comprised a modest part of the Company's loan originations. At December 31, 2014, total construction loans equaled $148.0 million or 3.1% of total loans outstanding at that date.
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 24.3% of total loans outstanding at December 31, 2014. The Company focuses on making commercial loans in the $1 million to $10 million range.
The Company provides commercial banking services to companies in its market area. Over 50% of the commercial loans outstanding at December 31, 2014 were made to borrowers located in New England. Over 19% of the outstanding balances were made to borrowers in New York and New Jersey by the Company's equipment financing divisions. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Indirect Automobile Loans
The indirect automobile loan portfolio represented 6.6% of total loans outstanding at December 31, 2014. Loans outstanding in the portfolio totaled $317.0 million at December 31, 2014, down from $400.5 million at December 31, 2013.
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
While the Company's indirect automobile loan policy permits the aggregate amount of loans with credit scores of 660 or below to comprise as much as 15% of loans outstanding, at December 31, 2014, loans with credit scores of 660 or below were 3.1% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 747. See the subsection "Provision for Credit Losses" appearing elsewhere herein for further information regarding loan underwriting and the average credit scores of the borrowers to whom indirect automobile loans were made. All loans require the purchase of single interest insurance by the borrower. The insurance is designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.
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
Competition for indirect auto loans has continued to increase significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, i.e. from including a dealer-shared spread to requiring a dealer-based fee to originate the loan. Depending on the terms of the dealer's enrollment agreement with the Company, the dealer earns this fee 90 days after a loan is originated or once the borrower makes at least three payments on the loan. Given the market conditions discussed above, in December 2014, Management ceased the Company's origination of indirect automobile loans.
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines and other consumer loans and represented 18.0% of total loans outstanding at December 31, 2014. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.
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
In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company's portfolio but are rather sold into the secondary market. During 2014, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan less the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company's loan originations. At December 31, 2014, other consumer loans equaled $11.7 million, or 0.2% of total loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.
Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans at December 31, 2014. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2014
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Fifteen Years	More than Fifteen Years	Total after One Year	Total
	(In Thousands)
Commercial real estate mortgage	$344,354	$419,002	$660,497	$238,640	$17,589	$1,335,728	$1,680,082
Multi-family mortgage	194,906	185,687	175,691	75,289	8,133	444,800	639,706
Construction	76,220	22,198	32,273	16,963	359	71,793	148,013
Commercial	195,317	76,434	136,921	60,975	44,430	318,760	514,077
Equipment financing	72,149	133,815	277,918	117,542	—	529,275	601,424
Condominium association	6,090	9,895	16,595	16,113	2,900	45,503	51,593
Indirect automobile	7,906	101,897	163,412	43,772	—	309,081	316,987
Residential mortgage	135,759	107,747	181,595	106,662	40,157	436,161	571,920
Home equity	134,081	1,022	4,147	79,648	68,160	152,977	287,058
Other consumer	5,840	396	60	—	5,451	5,907	11,747
Total	$1,172,622	$1,058,093	$1,649,109	$755,604	$187,179	$3,649,985	$4,822,607

The following table sets forth at December 31, 2014 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate mortgage	$316,338	$834,076	$1,150,414
Multi-family mortgage	64,090	340,868	404,958
Construction	18,018	53,530	71,548
Commercial	166,157	123,675	289,832
Equipment financing	453,389	62,961	516,350
Condominium association	18,313	27,190	45,503
Indirect automobile	309,081	—	309,081
Residential mortgage	36,419	350,282	386,701
Home equity	21,403	23,172	44,575
Other consumer	508	5,384	5,892
Total originated	$1,403,716	$1,821,138	$3,224,854
Acquired:
Commercial real estate mortgage	$59,627	$125,687	$185,314
Multi-family mortgage	11,630	28,212	39,842
Construction	—	245	245
Commercial	11,286	17,642	28,928
Equipment financing	12,925	—	12,925
Residential mortgage	32,599	16,861	49,460
Home equity	49,122	59,280	108,402
Other consumer	15	—	15
Total acquired	$177,204	$247,927	$425,131

Total loans	$1,580,920	$2,069,065	$3,649,985

Asset Quality
Criticized and Classified Assets
The Company's management negatively rates certain assets as "other asset especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations. Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At December 31, 2014, the Company had $71.4 million of total assets, including acquired assets, that were designated as criticized. This compares to $57.5 million of assets designated as criticized at December 31, 2013.
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
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance, of at least six months, has been achieved.
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
At December 31, 2014, the Company had loans and leases greater than 90 days past due and accruing of $6.0 million, or 0.12% of total loans and leases, compared to $10.9 million, or 0.25% of total loans and leases, at December 31, 2013, representing a decrease of $4.9 million. The decrease was related primarily to the resolution of several delinquent loans during the year ended December 31, 2014.
At December 31, 2014, the Company had nonperforming assets of $15.2 million, representing 0.26% of total assets, compared to nonperforming assets of $18.1 million, or 0.34% of total assets, at December 31, 2013.
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate mortgage	$1,009	$1,098	$4,014	$1,608	$—
Multi-family mortgage	—	—	4,233	1,380	964
Construction	—	—	—	352	2,475
Total commercial real estate loans	1,009	1,098	8,247	3,340	3,439

Commercial	5,196	6,148	5,454	5	—
Equipment financing	3,223	4,115	3,873	1,925	2,478
Condominium association	—	1	8	15	—
Total commercial loans and leases	8,419	10,264	9,335	1,945	2,478

Indirect automobile	645	259	99	111	158

Residential mortgage	1,682	2,875	3,804	1,979	1,363
Home equity	1,918	1,987	716	145	25
Other consumer	41	18	45	10	—
Total consumer loans	3,641	4,880	4,565	2,134	1,388

Total nonaccrual loans and leases	13,714	16,501	22,246	7,530	7,463

Other real estate owned	953	577	903	845	—
Other repossessed assets	503	1,001	588	421	703
Total nonperforming assets	$15,170	$18,079	$23,737	$8,796	$8,166

Loans and leases past due greater than 90 days and accruing	$6,008	$10,913	$17,581	$4,769	$5,902

Total nonperforming loans and leases as a percentage of total loans and leases	0.28%	0.38%	0.53%	0.28%	0.33%
Total nonperforming assets as a percentage of total assets	0.26%	0.34%	0.46%	0.27%	0.30%
Troubled Debt Restructured Loans and Leases
At December 31, 2014, restructured loans included $8.9 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $8.4 million of commercial loans, $2.7 million of equipment financing loans and leases, $2.7 million of residential mortgage loans and $0.9 million of home equity loans. At December 31, 2013, restructured loans included $5.9 million of commercial real estate mortgage loans, $0.9 million of multi-family mortgage loans, $6.3 million of commercial loans, $2.5 million of equipment financing loans and leases, $2.5 million of residential mortgage loans and $0.3 million of home equity loans. A restructured loan is a loan for which where the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,815	$12,759
On nonaccrual	5,625	5,589
Total troubled debt restructurings	$20,440	$18,348

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$18,348	$17,200
Additions	8,657	7,237
Charge-offs	(391)	(824)
Repayments	(195)	(1,749)
Other reductions (1)	(5,979)	(3,516)
Balance at end of period	$20,440	$18,348
(1) Other reductions include transfers to OREO and change in troubled debt restructuring status.
Allowances for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management's estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors, which includes estimates of incurred losses over an estimated LEP, assigned to each risk rating by type, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss. During the year ended December 31, 2014, management reviewed these conditions and adjusted the factors due to the absence of losses outside the normal course of business and improved credit quality.
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
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,163)	(650)	—	(4,450)
Recoveries	4	801	434	158	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(864)	476	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

Total loans and leases	$2,467,801	$1,167,094	$316,987	$870,725	N/A	$4,822,607
Total allowance for loan and lease losses as a percentage of total loans and leases	1.20%	1.37%	0.74%	0.39%	N/A	1.11%

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

Total loans and leases	$2,203,623	$965,610	$400,531	$792,701	N/A	$4,362,465
Total allowance for loan and lease losses as a percentage of total loans and leases	1.04%	1.58%	0.98%	0.43%	N/A	1.11%

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152

Total loans and leases	$2,005,963	$847,455	$542,344	$779,950	N/A	$4,175,712
Allowance for loan and lease losses as a percentage of total loans and leases	1.00%	1.26%	0.98%	0.33%	N/A	0.99%

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(773)	(2,076)	(12)	—	(2,891)
Recoveries	—	330	605	8	—	943
Provision (credit) for loan and lease losses	3,109	1,147	123	(57)	(366)	3,956
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Total loans and leases	$1,270,993	$443,966	$573,350	$432,512	N/A	$2,720,821
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.35%	0.98%	0.36%	N/A	1.17%

	Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2009	$12,447	$4,853	$8,479	$1,675	$3,629	$31,083
Charge-offs	(1,100)	(1,182)	(3,818)	(161)	—	(6,261)
Recoveries	5	202	840	30	—	1,077
Provision (credit) for loan and lease losses	1,046	1,420	1,451	94	(215)	3,796
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Total loans and leases	$1,003,802	$344,228	$553,689	$351,819	N/A	$2,253,538
Allowance for loan and lease losses as a percentage of total loans and leases	1.24%	1.54%	1.26%	0.47%	N/A	1.32%
The allowance for loan and lease losses for the entire portfolio was $53.7 million at December 31, 2014, or 1.11% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $48.5 million, or 1.11% of total loans and leases outstanding, at December 31, 2013. The increase in the allowance for loan and lease losses from December 31, 2013 to December 31, 2014 is due to loan growth of $460.1 million during the year and deterioration in two loan pools in the acquired portfolio, partially offset by an improvement in the credit characteristics of the equipment financing portfolio.
Management believes that the allowance for loan and lease losses as of December 31, 2014 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $29.6 million or 1.20% of total commercial real estate loans outstanding at December 31, 2014. This compared to an allowance for commercial real estate loan losses of $23.0 million or 1.04% of commercial real estate loans outstanding at December 31, 2013. Specific reserves on commercial real estate loans decreased from $0.3 million at December 31, 2013 to $0.1 million at December 31, 2014. The $6.6 million increase in the allowance for commercial real estate loans during 2014 was primarily driven by originated loan growth of $378.7 million or 21.4% over the same period.
The ratio of total criticized commercial real estate loans to total commercial real estate loans increased to 1.81% at December 31, 2014 from 1.63% at December 31, 2013. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.05% at December 31, 2014 from 0.01% at December 31, 2013.
As a percentage of average commercial real estate loans, annualized net charge-offs for the year ended December 31, 2014 and 2013 were negligible. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.

Commercial Loans and Leases
The allowance for commercial loan and lease losses was $16.0 million or 1.37% of total commercial loans and leases outstanding at December 31, 2014, compared to $15.2 million or 1.58% of commercial loans and leases outstanding at December 31, 2013. Specific reserves on commercial real estate loans increased from $0.8 million at December 31, 2013 to $1.0 million at December 31, 2014. The $0.8 million increase in the allowance for commercial loans and lease losses during 2014 was primarily driven by originated loan growth of $274.0 million or 33.1% over the same period as well as deterioration in the acquired loan portfolio.
The ratio of total criticized commercial loans and leases to total commercial loans and leases was 2.28% at December 31, 2014, compared to 2.24% at December 31, 2013. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.54% at December 31, 2014 from 0.68% at December 31, 2013.
Net charge-offs increased $0.3 million to $1.7 million or 0.16% of average commercial loans and leases for the year ended December 31, 2014, compared with net charge-offs of $1.4 million or 0.16% of average commercial loans and leases for the year ended December 31, 2013. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Indirect Automobile Loans
The allowance for indirect automobile loan losses was $2.3 million or 0.74% of total indirect automobile loans outstanding at December 31, 2014, compared to $3.9 million or 0.98% of the indirect automobile portfolio outstanding at December 31, 2013. There were no loans individually evaluated for impairment in the indirect automobile portfolio at December 31, 2014 and December 31, 2013. The $1.6 million decrease in the allowance for indirect automobile loan losses was primarily a result of declines in loans outstanding, which decreased $83.5 million, or 20.9%, to $317.0 million at December 31, 2014 from $400.5 million at December 31, 2013.
The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased slightly to 3.1% at December 31, 2014 from 3.2% at December 31, 2013.
Net charge-offs in the indirect automobile portfolio totaled $0.7 million or 0.20% of average loans for the year ended December 31, 2014 compared with net charge-offs of $1.2 million or 0.26% for the year ended December 31, 2013, reflecting the favorable trend in credit quality as the portfolio has been allowed to run down. Provisions for indirect automobile loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.4 million or 0.39% of total consumer loans outstanding at December 31, 2014, compared to $3.4 million or 0.43% of consumer loans outstanding at December 31, 2013. There was nominal reserve for loans individually evaluated for impairment at December 31, 2014, compared to $0.3 million at December 31, 2013.
The allowance for consumer loans remained constant from December 31, 2013 to December 31, 2014. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies at December 31, 2014. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio totaled $0.5 million or 0.06% of average consumer loans for the year ended December 31, 2014, compared with net charge-offs of $0.6 million or 0.08% of average consumer loans for the year ended December 31, 2013.
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
The unallocated allowance for loan and lease losses was $2.4 million at December 31, 2014, compared to $2.9 million at December 31, 2013. The unallocated portion of the allowance for loan and lease losses declined by $0.5 million on a year-to-year basis at December 31, 2014, largely as a result of improved credit quality and loss history.
The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2014			2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$20,858	38.9%	34.8%	$14,883	30.7%	33.5%	$12,993	31.6%	31.1%
Multi-family mortgage	5,057	9.4%	13.2%	4,890	10.1%	14.4%	4,541	11.0%	14.5%
Construction	3,679	6.9%	3.1%	3,249	6.7%	2.6%	2,484	6.0%	2.4%
Total commercial real estate loans	29,594	55.2%	51.1%	23,022	47.5%	50.5%	20,018	48.6%	48.0%
Commercial	7,463	13.9%	10.7%	6,724	13.9%	9.3%	3,870	9.4%	9.2%
Equipment financing	8,112	15.1%	12.5%	8,161	16.8%	11.8%	6,454	15.7%	10.1%
Condominium association	382	0.7%	1.1%	335	0.7%	1.0%	331	0.8%	1.1%
Total commercial loans and leases	15,957	29.7%	24.3%	15,220	31.4%	22.1%	10,655	25.9%	20.4%
Indirect automobile	2,331	4.3%	6.6%	3,924	8.1%	9.2%	5,304	12.9%	12.9%
Residential mortgage	1,392	2.6%	11.9%	1,431	3.0%	12.1%	1,516	3.7%	12.2%
Home equity	1,846	3.5%	5.9%	1,324	2.7%	5.9%	970	2.4%	6.3%
Other consumer	121	0.2%	0.2%	620	1.3%	0.2%	59	0.1%	0.2%
Total consumer loans	3,359	6.3%	18.0%	3,375	7.0%	18.2%	2,545	6.2%	18.7%
Unallocated	2,418	4.5%	—	2,932	6.0%	—	2,630	6.4%	—
Total	$53,659	100.0%	100.0%	$48,473	100.0%	100.0%	$41,152	100.0%	100.0%

	At December 31,
	2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate mortgage	$9,936	31.3%	27.5%	$8,235	27.7%	25.0%
Multi-family mortgage	4,459	14.1%	17.7%	3,691	12.4%	18.7%
Construction	1,082	3.4%	1.5%	472	1.6%	0.8%
Total commercial real estate loans	15,477	48.8%	46.7%	12,398	41.7%	44.5%
Commercial	1,505	4.8%	5.5%	1,237	4.2%	4.3%
Equipment financing	4,128	13.0%	9.1%	3,744	12.6%	9.1%
Condominium association	364	1.1%	1.7%	312	1.0%	1.9%
Total commercial loans and leases	5,997	18.9%	16.3%	5,293	17.8%	15.3%
Indirect automobile	5,604	17.7%	21.1%	6,952	23.4%	24.6%
Residential mortgage	828	2.6%	12.9%	977	3.3%	12.8%
Home equity	696	2.2%	2.8%	611	2.1%	2.6%
Other consumer	53	0.2%	0.2%	50	0.2%	0.2%
Total consumer loans	1,577	5.0%	15.9%	1,638	5.6%	15.6%
Unallocated	3,048	9.6%	—	3,414	11.5%	—
Total	$31,703	100.0%	100.0%	$29,695	100.0%	100.0%
_______________________________________________________________________________
Liability for Unfunded Credit Commitments
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at December 31, 2014, $1.0 million at December 31, 2013 and $0.7 million at December 31, 2012. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain credit unfunded credit commitments.
See the subsections "Comparison of Years Ended December 31, 2014 and December 31, 2013—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2013 and December 31, 2012—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.
Investment Securities
The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities available-for-sale are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.
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
Cash, cash equivalents, and investment securities increased $28.6 million, or 4.9%, to $614.0 million at December 31, 2014 from $585.4 million at December 31, 2013. Cash, cash equivalents, and investment securities were 10.6% of total assets at December 31, 2014, compared to 11.0% of total assets at December 31, 2013.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$22,929	$22,988	$12,138	$12,180	$69,504	$69,809
GSE CMOs	238,910	234,169	254,331	243,644	215,670	217,001
GSE MBSs	249,329	250,981	202,478	199,401	165,996	169,648
Private-label CMOs	—	—	3,258	3,355	6,719	6,866
SBA commercial loan asset- backed securities	205	203	245	243	383	381
Auction-rate municipal obligations	—	—	1,900	1,775	2,100	1,976
Municipal obligations	—	—	1,068	1,086	1,058	1,101
Corporate debt obligations	39,805	40,207	27,751	28,224	10,481	10,685
Trust preferred securities and pools	1,463	1,240	1,461	1,210	2,786	2,519
Total debt securities	552,641	549,788	504,630	491,118	474,697	479,986
Marketable equity securities	947	973	1,259	1,310	1,249	1,337
Total investment securities available-for-sale	$553,588	$550,761	$505,889	$492,428	$475,946	$481,323
Investment securities held-to-maturity	$500	$500	$500	$500	$500	$502
Restricted equity securities:
FHLBB stock	$58,326		$50,081		$52,188
FRB stock	16,003		16,003		15,998
Other	475		475		475
Total restricted equity securities	$74,804		$66,559		$68,661

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
Total securities primarily consist of securities available-for-sale, securities held-to-maturity, stock in the FHLBB and stock in the FRB. Total securities increased $66.6 million, or 11.9% since December 31, 2013. At December 31, 2014, total investment securities were 10.8% of total assets an increase from December 31, 2013, when total securities were 10.5% of total assets.
Maturities, calls and principal repayments totaled $84.1 million for the year ended December 31, 2014 compared to $137.3 million for the same period in 2013. In 2014, the Company sold investment securities available-for-sale of $5.5 million and realized gains of $0.1 million compared to sales of $1.2 million and gains of $0.4 million for 2013. In 2014, the Company purchased $139.9 million of investment securities available-for-sale and $0.5 million of investment securities held-to-maturity compared to $171.2 million of investment securities available-for-sale and no investment securities held-to-maturity in 2013.
At December 31, 2014, the fair value of all securities available-for-sale was $550.8 million and carried a total of $2.8 million of net unrealized losses, compared to a fair value of $492.4 million and a net unrealized loss of $13.5 million at December 31, 2013. At December 31, 2014, $335.7 million, or 60.9%, of the portfolio, had gross unrealized losses of $6.0 million. This compares to 383.3 million, or 77.8%, of the portfolio with gross unrealized losses of $16.1 million at December 31, 2013. The decreases in unrealized loss position in 2014 was primarily driven by decreasing interest rates during the year.
Management believes that it will recover the amortized cost basis of the investment securities and that it is more likely than not that it will not sell the securities before recovery. As such, management has determined that the securities are not other-than-temporarily impaired as of December 31, 2014. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods.
Debt Securities
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2014, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $26.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $18.9 million at December 31, 2013.
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
At December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million which approximated amortized cost. At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million which approximated amortized cost. At December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2013, none of the five securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the year ended December 31, 2014, the Company purchased a total of $21.0 million GSE securities to reinvest cash from matured securities. The Company did not purchase any GSE debentures in the same period in 2013.
As of December 31, 2014, the Company held GSE mortgage-related securities with a total fair value of $485.2 million and a net unrealized loss of $3.1 million. This compares to a total fair value of $443.0 million and a net unrealized loss of $13.8 million at December 31, 2013. At December 31, 2014, 79 of the 250 securities in this portfolio were in unrealized loss positions. At December 31, 2013, 86 of the 232 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2014 and 2013, the Company purchased a total of $106.9 million and $149.5 million, respectively, in GSE CMOs and GSE MBSs to reinvest cash from matured securities.

SBA Commercial Loan Asset-Backed
At both December 31, 2014 and December 31, 2013, the Company held SBA securities with a total fair value of $0.2 million which approximated amortized cost. At December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
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
Private-Label CMOs
At December 31, 2014, the Company held no private-issuer CMO-related securities. All private-label CMOs were sold during the second quarter of 2014. At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At December 31, 2013, two of the eleven securities in this portfolio were in an unrealized loss position.
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
At December 31, 2014, the Company held no auction-rate municipal obligations. All auction-rate municipal obligations were sold during the second quarter of 2014. This compares to $1.8 million with a corresponding net unrealized loss of $0.1 million at December 31, 2013. At December 31, 2013, all of the securities in this portfolio were in unrealized loss positions.
The Company owns no municipal obligations at December 31, 2014. All municipal obligations were sold during the second quarter of 2014. This compares to a total fair value of $1.1 million which also approximates amortized cost at December 31, 2013. At December 31, 2013, none of the securities in this portfolio was in unrealized loss positions.
Corporate Obligations
From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned thirteen corporate obligation securities with a total fair value of $40.2 million and total net unrealized gains of $0.4 million as of December 31, 2014. This compares to eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million at December 31, 2013. At December 31, 2014, all of the securities were investment grade. At December 31, 2013, all but one of the securities were investment grade and this security was in an unrealized gain position. At December 31, 2014, one of the thirteen securities in this portfolio was in an unrealized loss position. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. During the year ended

December 31, 2014, the Company purchased $12.0 million in corporate obligations compared to $21.7 million in the same period in 2013.

Trust Preferred Securities and PreTSLs
Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as trust preferred pools (“PreTSLs”). When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. At December 31, 2014, the Company owned two trust preferred securities and no PreTSL pools with a total fair value of $1.2 million and a total net unrealized loss of $0.2 million. This compares to two trust preferred securities and no PreTSL pools with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million at December 31, 2013. During the year ended December 31, 2013, the Company sold all PreTSL securities for a net gain of $0.4 million. At December 31, 2014 and December 31, 2013, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
At December 31, 2014, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost compare to fair value of $1.3 million, with and unrealized loss of $0.1 million at December 31, 2013. At December 31, 2014, none of the four securities in this portfolio was in an unrealized loss position. At December 31, 2013, one of the four securities in this portfolio were in an unrealized loss position.
Investment Securities Held-to-Maturity
At December 31, 2014, the Company owned an investment security held-to-maturity with a carrying value of $0.5 million and a fair value of $0.5 million. This security matures in March, 2016 and carries an interest rate payable of 1.3%.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $6.6 million which allows for additional borrowing capacity at each subsidiary institution.
At December 31, 2014, the Company owned stock in the FHLBB with a carrying value of $58.3 million, an increase of $8.2 million from $50.1 million at December 31, 2013. At September 30, 2014, the FHLBB had total assets of $51.9 billion and total capital of $2.8 billion, of which $876.2 million was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of September 30, 2014 and, based on the most recent information available, was classified as "adequately capitalized" by its regulator. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as required by its subsidiary Banks' membership in the Federal Reserve System. In 2014, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is now the primary federal regulator for the Company and its subsidiary banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2014
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$—	—%	$4,942	1.72%	$18,046	2.33%	$—	—%	$22,988	2.20%
GSE CMOs	—	—	2,037	1.52%	42	4.77%	232,090	1.78%	234,169	1.78%
GSE MBSs	60	3.11%	12,421	3.87%	85,972	1.93%	152,528	2.11%	250,981	2.13%
SBA commercial loan asset- backed securities	—	—	—	—%	148	0.78%	55	0.83%	203	0.79%
Corporate debt obligations	3,021	3.00%	37,186	2.16%	—	—	—	—	40,207	2.23%
Trust preferred securities	—	—	—	—	—	—	1,240	1.04%	1,240	1.04%
Total debt securities	$3,081	3.00%	$56,586	2.48%	$104,208	2.00%	$385,913	1.91%	549,788	1.99%
Marketable equity securities									973	1.77%
Total investment securities available-for-sale									550,761	1.99%
Investment securities held-to-maturity									500	1.30%
Restricted equity securities:
FHLBB stock									58,326	1.49%
FRB stock									16,003	6.00%
Other stock									475	—%
Total restricted equity securities									74,804	2.46%
_______________________________________________________________________________

(1)	Yields have been calculated on a tax-equivalent basis.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2014			2013			2012
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$726,118	18.3%	—%	$707,023	18.4%	—%	$623,274	17.2%	—%
Interest-bearing deposits:
NOW accounts	235,063	5.9%	0.07%	210,602	5.5%	0.07%	212,858	5.9%	0.09%
Savings accounts	531,727	13.4%	0.21%	494,734	12.9%	0.25%	515,367	14.2%	0.39%
Money market accounts	1,518,490	38.4%	0.52%	1,487,979	38.8%	0.54%	1,253,819	34.7%	0.63%
Certificate of deposit accounts	946,708	23.9%	0.88%	934,668	24.4%	0.91%	1,010,941	28.0%	1.06%
Total interest-bearing deposits	3,231,988	81.7%	0.54%	3,127,983	81.6%	0.57%	2,992,985	82.8%	0.70%
Total deposits	$3,958,106	100.0%	0.44%	$3,835,006	100.0%	0.47%	$3,616,259	100.0%	0.58%
The Company seeks to increase its percentage of core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. This strategic goal, however, is difficult given the rapid growth in loan and leases. The Company's loan-to-deposit ratio increased to 121.8% at December 31, 2014, from 113.8% at December 31, 2013.
At December 31, 2014, the Company received $62.0 million million of brokered deposits, which was included in the certificate of deposit balance. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. There were no brokered deposits at December 31, 2013.
Total deposits increased nearly $0.2 billion, or 3.2%, to $4.0 billion at December 31, 2014 from $3.8 billion at December 31, 2013.
In 2014, core deposits increased $111.1 million, or 3.8%, rising from 75.6% of total deposits at December 31, 2013 to 76.1% of total deposits at December 31, 2014. Certificate of deposit increased $12.0 million, or 1.3%, in 2014. Certificate of deposit have fallen as a percentage of total deposits from 24.4% at December 31, 2013 to 23.9% at December 31, 2014.
The Company believes the growth in deposits and the shift in the mix of deposits in 2014 and 2013 were due in part to expansion of its cash management capabilities and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$708,790	18.3%	—%	$656,724	17.7%	—%	$562,238	16.0%	—%
NOW accounts	212,402	5.5%	0.08%	198,050	5.3%	0.09%	183,046	5.2%	0.11%
Savings accounts	518,741	13.4%	0.23%	509,436	13.8%	0.25%	517,485	14.6%	0.33%
Money market accounts	1,526,915	39.4%	0.51%	1,370,195	37.0%	0.60%	1,203,113	34.2%	0.73%
Total core deposits	2,966,848	76.5%	0.31%	2,734,405	73.8%	0.35%	2,465,882	70.0%	0.43%
Certificate of deposit accounts	911,072	23.5%	0.86%	971,044	26.2%	0.94%	1,055,510	30.0%	1.02%
Total deposits	$3,877,920	100.0%	0.44%	$3,705,449	100.0%	0.51%	$3,521,392	100.0%	0.61%
At December 31, 2014 and 2013, the Company had outstanding certificate of deposit of $100,000 or more, maturing as follows:

	At December 31,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$179,890	0.70%	$181,598	0.70%
Over six months through 12 months	135,342	0.72%	139,154	0.86%
Over 12 months	168,486	1.18%	103,937	1.32%
Total certificate of deposit of $100,000 or more	$483,718	0.87%	$424,689	0.91%

Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the dates indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$994,734	$808,007	$792,954
Maximum amount outstanding at any month end during the year	1,132,957	838,588	853,969
Balance outstanding at end of year	1,126,404	812,555	853,969
Weighted average interest rate for the period	1.24%	1.41%	1.82%
Weighted average interest rate at end of period	1.37%	1.36%	2.06%
Advances from the FHLBB
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the FRB's "discount window" as necessary.
FHLBB borrowings increased by $235.2 million to $1.0 billion at December 31, 2014 from the December 31, 2013 balance of $0.8 billion.
Repurchase Agreements
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers increased $5.0 million to $39.6 million in 2014 from $34.6 million in 2013.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One subordinated debenture in the amount of $3.0 million was called in the first quarter of 2013 due to its high fixed rate.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2014, the Company capitalized $1.5 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

At December 31, 2014:
Issue Date	Rate	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2015	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 17, 2015	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,524

At December 31, 2013:
Issue Date	Rate	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2014	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2014	$4,497
Derivative Financial Instruments
The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2014 or 2013. The following table summarizes certain information concerning the Company's interest-rate swaps at December 31, 2014 and 2013:

	At December 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Notional principal amounts	$109,362	$22,418
Fixed weighted average interest rate from the Company to counterparty	4.72%	5.66%
Floating weighted average interest rate from counterparty to the Company	3.83%	3.45%
Weighted average remaining term to maturity (in months)	100	47
Fair value:
Recognized as an asset	$2,676	$825
Recognized as a liability	$2,714	$856
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $640.8 million at December 31, 2014, a $26.9 million increase compared to $613.9 million at December 31, 2013. The increase primarily reflects net income attributable to the Company of $42.8 million for the year ended December 31, 2014, a decrease in accumulated other comprehensive loss of $6.3 million, an increase of $1.7 million related to share-based compensation, partially offset by dividends paid of $23.9 million in that same period. The decrease in accumulated other comprehensive loss was caused by unrealized gains on investment securities available-for-sale of $6.6 million (after-tax) in 2014.
For the year ended December 31, 2014, the dividend payout ratio was 55.8%, compared to 67.4% for the year ended December 31, 2013. The dividends paid in the fourth quarter of 2014 represented the Company's 63rd consecutive quarter of dividend payments, and the 51st consecutive quarter in which the Company paid a regular dividend of $0.085.
On October 29, 2014, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of fourteen months ending on December 31, 2015.
Stockholders' equity represented 11.0% of total assets at December 31, 2014 and 11.5% of total assets at December 31, 2013. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.7% of tangible assets (total assets less goodwill and identified intangible assets, net) at December 31, 2014 and 8.9% at December 31, 2013.
Results of Operations
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on and growth of interest-earning assets and liabilities ("net interest margin"), the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2014, 2013 and 2012. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$519,861	$9,531	1.83%	$477,318	$7,983	1.67%	$449,694	$8,606	1.91%
Marketable and restricted equity securities	71,210	2,307	3.24%	67,375	1,405	2.09%	58,354	824	1.41%
Short-term investments	45,560	102	0.22%	62,258	111	0.18%	95,173	209	0.22%
Total investments	636,631	11,940	1.88%	606,951	9,499	1.57%	603,221	9,639	1.60%
Commercial real estate loans (2)	2,324,934	103,324	4.42%	2,091,860	98,245	4.67%	1,910,320	94,521	4.97%
Commercial loans (2)	522,208	21,341	4.04%	435,184	20,580	4.68%	370,366	19,471	5.26%
Equipment financing (2)	554,240	39,807	7.18%	452,601	31,076	6.87%	394,845	32,027	8.11%
Indirect automobile loans (2)	366,217	11,812	3.23%	475,387	17,355	3.65%	573,398	23,641	4.12%
Residential mortgage loans (2)	551,481	19,957	3.62%	511,348	19,926	3.90%	501,660	21,998	4.39%
Other consumer loans (2)	280,663	11,189	3.98%	263,955	10,624	4.02%	269,725	12,299	4.56%
Total loans and leases	4,599,743	207,430	4.49%	4,230,335	197,806	4.66%	4,020,314	203,957	5.08%
Total interest-earning assets	5,236,374	219,370	4.17%	4,837,286	207,305	4.27%	4,623,535	213,596	4.62%
Allowance for loan and lease losses	(54,480)			(44,008)			(38,073)
Non-interest-earning assets	370,500			380,724			407,330
Total assets	$5,552,394			$5,174,002			$4,992,792
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$212,402	171	0.08%	$198,050	173	0.09%	$183,046	209	0.11%
Savings accounts	518,741	1,197	0.23%	509,436	1,288	0.25%	517,485	1,726	0.33%
Money market accounts	1,526,915	7,846	0.51%	1,370,195	8,220	0.60%	1,203,113	8,773	0.73%
Certificate of deposit	911,072	7,846	0.86%	971,044	9,092	0.94%	1,055,510	10,724	1.02%
Total interest-bearing deposits (3)	3,169,130	17,060	0.54%	3,048,725	18,773	0.62%	2,959,154	21,432	0.72%
Advances from the FHLBB	935,400	10,535	1.13%	759,640	10,886	1.43%	732,457	13,710	1.87%
Subordinated debentures and notes	30,766	1,740	5.66%	9,548	439	4.60%	12,367	579	4.68%
Other borrowed funds	28,568	79	0.28%	38,819	68	0.18%	48,130	111	0.23%
Total borrowed funds	994,734	12,354	1.24%	808,007	11,393	1.41%	792,954	14,400	1.82%
Total interest-bearing liabilities	4,163,864	29,414	0.71%	3,856,732	30,166	0.78%	3,752,108	35,832	0.95%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	708,790			656,724			562,238
Other non-interest-bearing liabilities	48,378			40,574			68,055
Total liabilities	4,921,032			4,554,030			4,382,401
Brookline Bancorp, Inc. stockholders' equity	630,136			616,243			606,661
Noncontrolling interest in subsidiary	4,226			3,729			3,730
Total liabilities and equity	$5,555,394			$5,174,002			$4,992,792
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		189,956	3.46%		177,139	3.49%		177,764	3.67%
Less adjustment of tax-exempt income		888			921			396
Net interest income		$189,068			$176,218			$177,368
Net interest margin (5)			3.61%			3.64%			3.85%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.44%, 0.51% and 0.61% in the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

See "Comparison of Years Ended December 31, 2014 and December 31, 2013" and "Comparison of Years Ended December 31, 2013 and December 31, 2012" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.
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

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$746	$802	1,548	$508	$(1,131)	$(623)
Marketable and restricted equity securities	85	817	902	143	438	581
Short-term investments	(32)	23	(9)	(64)	(34)	(98)
Total investments	799	1,642	2,441	587	(727)	(140)
Loans and leases:
Commercial real estate loans	10,496	(5,417)	5,079	9,306	(5,582)	3,724
Commercial loans and leases	3,760	(2,999)	761	3,318	(2,209)	1,109
Equipment financing	7,270	1,461	8,731	4,340	(5,291)	(951)
Indirect automobile loans	(3,693)	(1,850)	(5,543)	(3,767)	(2,519)	(6,286)
Residential mortgage loans	1,512	(1,481)	31	419	(2,491)	(2,072)
Other consumer loans	671	(106)	565	(258)	(1,417)	(1,675)
Total loans	20,016	(10,392)	9,624	13,358	(19,509)	(6,151)
Total change in interest and dividend income	20,815	(8,750)	12,065	13,945	(20,236)	(6,291)
Interest expense:
Deposits:
NOW accounts	15	(17)	(2)	16	(52)	(36)
Savings accounts	21	(112)	(91)	(27)	(411)	(438)
Money market accounts	905	(1,279)	(374)	1,125	(1,678)	(553)
Certificate of deposit	(524)	(722)	(1,246)	(827)	(805)	(1,632)
Total deposits	417	(2,130)	(1,713)	287	(2,946)	(2,659)
Borrowed funds:
Advances from the FHLBB	2,206	(2,557)	(351)	494	(3,318)	(2,824)
Subordinated debentures and notes	1,179	122	1,301	(130)	(10)	(140)
Other borrowed funds	(21)	32	11	(20)	(23)	(43)
Total borrowed funds	3,364	(2,403)	961	344	(3,351)	(3,007)
Total change in interest expense	3,781	(4,533)	(752)	631	(6,297)	(5,666)
Change in tax-exempt income	—	33	33	—	(525)	(525)
Change in net interest income	$17,034	$(4,184)	$12,850	$13,314	$(14,464)	$(1,150)
See "Comparison of Years Ended December 31, 2014 and December 31, 2013" and "Comparison of Years Ended December 31, 2013 and December 31, 2012" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2014 and December 31, 2013
Net Interest Income
Net interest income increased $12.9 million in to $189.1 million for the year ended December 31, 2014 from $176.2 million for the year ended December 31, 2013. The increase year over year reflects a $9.7 million increase in interest income on loans and leases, a $1.6 million increase in interest income on debt securities and lower interest expense on deposit and borrowings of $0.8 million which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin decreased by 3 basis points, to 3.61% in 2014 from 3.64% in 2013. Competitive pressures on loan pricing resulted in decreases in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) to 4.49% for the year ended December 31, 2014 from 4.66% for the year ended December 31, 2013. Interest amortization and accretion on acquired loans totaled $8.4 million and contributed 16 basis points to 2014 loan yields, compared to $4.7 million and 10 basis points in 2013, primarily due to changes in expected cash flows.
The decrease in asset yields was mitigated by the decrease in the total cost of interest-bearing liabilities of 7 basis points to 0.71% in 2014 from 0.78% in 2013. The Company's reduction in replacement rates on FHLB borrowings and the offered rates on a variety of deposit products contributed significantly to the reduction in the cost of interest-bearing liabilities. The cost of interest-bearing deposits decreased 8 basis points to 0.54% in 2014 from 0.62% in 2013 as customers continued to shift from certificates of deposits into non-maturity deposit products. Interest amortization and accretion on purchase accounting marks on borrowed funds and certificates of deposits totaled $3.1 million and contributed 5 basis points to the 2014 net interest margin compared to $3.8 million and 8 basis points in 2013.
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
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$102,852	$97,550	$5,302	5.4%
Commercial loans	21,164	20,567	597	2.9%
Equipment financing	39,807	31,076	8,731	28.1%
Indirect automobile loans	11,812	17,355	(5,543)	(31.9)%
Residential mortgage loans	19,957	19,926	31	0.2%
Other consumer loans	11,189	10,624	565	5.3%
Total interest income—loans and leases	$206,781	$197,098	$9,683	4.9%
Except for equipment financing, declines in the yields on all portfolios reflect the high rate of loan refinancings in a low rate environment and the intense pricing competition which affected the Company’s lending markets.
Interest income from loans and leases was $206.8 million for 2014, and represented a yield on total loans of 4.49%. This compares to $197.1 million of interest on loans and a yield of 4.66% for 2013. This $9.7 million increase in interest income from loans and leases was attributable to an increase of $20.0 million due to origination volume, offset by a decrease of $10.4 million due to the lower rate environment in 2014. The $5.5 million decrease in interest income from the indirect automobile portfolio reflected a run off of the indirect automobile loans and the shift to a higher yielding portfolio mix.
Accretion on acquired loans and leases of $8.4 million contributed 16 basis points to net interest margin for the year ended December 31, 2014, compared to $4.7 million and 10 basis points for the year ended December 31, 2013. This increase was due to a reforecast of certain acquired loans in the equipment financing portfolio and improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$9,527	$7,963	$1,564	19.6%
Marketable and restricted equity securities	2,072	1,212	860	71.0%
Short-term investments	102	111	(9)	(8.1)%
Total interest income—investments	$11,701	$9,286	$2,415	26.0%
Total investment income was $11.7 million for 2014 compared to $9.3 million for 2013. This increase in total investment income of $2.4 million, or 26.0%, was driven by a $1.6 million increase due to rates and a $0.8 million increase due to volume. The yield on total investments was 1.88% for 2014 as compared to 1.57% for 2013.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$171	$173	$(2)	(1.2)%
Savings accounts	1,197	1,288	(91)	(7.1)%
Money market accounts	7,846	8,220	(374)	(4.5)%
Certificate of deposit	7,846	9,092	(1,246)	(13.7)%
Total interest expense—deposits	17,060	18,773	(1,713)	(9.1)%
Borrowed funds:
Advances from the FHLBB	10,535	10,886	(351)	(3.2)%
Subordinated debentures and notes	1,740	439	1,301	296.4%
Other borrowed funds	79	68	11	16.2%
Total interest expense—borrowed funds	12,354	11,393	961	8.4%
Total interest expense	$29,414	$30,166	$(752)	(2.5)%
Deposits
Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.
Interest paid on deposits decreased $1.7 million, or 9.1%, in 2014 as compared to 2013. Interest expense increased $0.4 million due to the growth in deposits, offset by a $2.1 million decrease in deposit-related interest expense resulting from decreases in interest rates. Accretion on acquired deposits was $0.2 million for the year ended December 31, 2014. Accretion had no impact on the Company's net interest margin during the same period. While interest-bearing deposit balances increased during this period, the increases in interest expense on deposits due to volume were offset by decreases in interest expense due to deposit offering rates.
The growth in interest-bearing deposit average balances of $120.4 million, or 3.9%, during 2014 was attributable to increases in money market accounts, NOW accounts and savings accounts of $156.7 million, or 11.4%; $14.4 million, or 7.2% and $9.3 million, or 1.8%, respectively, offset by a decline in certificate of deposit of $60.0 million, or 6.2%. The Company's reduction in rates offered on certificate of deposit contributed significantly to the reduction in the cost of interest-bearing deposits to 0.54% in 2014 from 0.62% in 2013.

Borrowed Funds
Included in the Company's borrowed funds at December 31, 2014 were $1.0 billion in FHLBB advances, $9.2 million in subordinated debt acquired in the BankRI acquisition, $73.5 million in newly issued subordinated debt and $39.6 million in repurchase agreements. The average balance of FHLBB advances increased $175.8 million, or 23.1%, In 2014, average balance of subordinated debentures and notes increased $21.2 million, or 222.2%, while other borrowed funds, which include repurchase agreements, decreased $10.3 million, or 26.4% in 2014.
Interest paid on borrowed funds increased $1.0 million, or 8.4%, in 2014 compared to 2013. The increase was primarily due to the new subordinated notes issued during the third quarter of 2014. Decreases in borrowing rates from 1.41% in 2013 to 1.24% in 2014 resulted in a reduction in debt-related interest expenses of $2.4 million, which was offset by an increase in interest expense due to increases in 2014 debt levels of $3.4 million. The decrease in the cost of borrowed funds was driven by maturing borrowings being replaced at lower costs in the current low rate environment. Interest amortization and accretion on acquired borrowed funds totaled $2.8 million and contributed 5 basis points to the 2014 net interest margin. This compares to $3.4 million and 7 basis points in 2013.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$5,009	$2,563	$1,689	$516	$6,698	$3,079
Commercial	2,030	4,917	413	1,068	2,443	5,985
Indirect automobile	(864)	(167)	—	—	(864)	(167)
Consumer	417	286	59	1,190	476	1,476
Unallocated	(514)	302	—	—	(514)	302
Total provision for loan and lease losses	6,078	7,901	2,161	2,774	8,239	10,675
Unfunded credit commitments	238	254	—	—	238	254
Total provision for credit losses	$6,316	$8,155	$2,161	$2,774	$8,477	$10,929
The provision for credit losses in 2014 and 2013 was $8.5 million and $10.9 million, respectively. The provision of loan and lease losses decreased approximately $2.5 million in 2014 compared to 2013 primarily due to the continued favorable trends in the credit characteristics of the commercial construction, equipment financing and indirect automobile portfolios. The decrease was partially offset by additional reserves required for loan growth in the originated portfolios and credit deterioration in the acquired portfolios during the year. See management's discussion in "Allowances for Credit Losses—Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at December 31, 2014 and $1.0 million at December 31, 2013. During the year ended December 31, 2014, the liability for unfunded credit commitments increased by $0.3 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments, increasing the provision for credit losses by the same amount in 2014. No credit commitments were charged off against the liability account in the years ended December 31, 2014 or 2013.

Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Deposit fees	$8,692	$8,172	$520	6.4%
Loan fees	2,070	1,601	469	29.3%
Loss from investments in affordable housing projects	(2,060)	(1,812)	(248)	13.7%
Gain on sales of loans and leases held-for-sale	1,517	608	909	149.5%
Gain on sales of securities, net	65	397	(332)	(83.6)%
Gain on sale/disposals of premises and equipment, net	1,502	—	1,502	—%
Other	6,359	4,863	1,496	30.8%
Total non-interest income	$18,145	$13,829	$4,316	31.2%
Non-interest income for 2014 increased $4.3 million, or 31.2%, to $18.1 million from $13.8 million for 2013. The increase was primarily due to increases in gain on sale/disposals of premises and equipment, other income and gain on sales of loans and leases held-for-sale.
Included in 2014 was a net gain on sale/disposals of premises and equipment of $1.5 million. There was no gain on sale/disposal of premises and equipment in 2013.
Other income increased $1.5 million to $6.4 million for the year ended December 31, 2014 from $4.9 million for the year ended December 31, 2013. The increase was due to a $1.4 million legal settlement the Company received from an insurance carrier in relation to a litigation in 2014.
Gain on sale of loans and leases held-for-sale increased $0.9 million to $1.5 million for the year ended December 31, 2014 from $0.6 million for the year ended December 31, 2013. This was primarily due to the immediate recognition of fees associated with loan participations in 2014.
Loan fees increased $0.5 million to $2.1 million for the year ended December 31, 2014 from $1.6 million for the year ended December 31, 2013. This was primarily due to new interest rate swaps in 2014.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Compensation and employee benefits	$71,801	$65,261	$6,540	10.0%
Occupancy	14,294	12,616	1,678	13.3%
Equipment and data processing	17,020	16,899	121	0.7%
Professional services	5,382	5,695	(313)	(5.5)%
FDIC insurance	3,362	3,102	260	8.4%
Advertising and marketing	3,058	3,003	55	1.8%
Amortization of identified intangible assets	3,343	4,623	(1,280)	(27.7)%
Other	10,925	11,265	(340)	(3.0)%
Total non-interest expense	$129,185	$122,464	$6,721	5.5%
Non-interest expense for 2014 increased 5.5% to $129.2 million, primarily due to increases in compensation and employee benefits expenses. The efficiency ratio decreased to 62.34% for the year ended December 31, 2014 from 64.44% for the year ended December 31, 2013. Efficiency ratio improved because increases in non-interest expense were outpaced by increases in net interest income and non-interest income.

Compensation and employee benefits expense increased $6.5 million, or 10.0%. Several factors contributed to the increase. The Company recorded an additional $3.6 million in incentive plan expenses in 2014. Supplemental Employee Retirement Plan expenses increased $1.3 million due to a decrease in the discount rate. Additionally, the Company suspended the indirect automobile lending line of business during the fourth quarter of 2014 and recognized a $0.2 million severance charge related to the origination staff. There were also increases in overall compensation and employee benefits expense for additional staffing for the opening of the Wakefield, RI, branch of BankRI during the second quarter of 2014 and to support the growth in equipment financing.
Occupancy cost increased $1.7 million, or 13.3%, compared to 2013. The increase was primarily due to additional expenses associated with the newly opened branch in Wakefield, RI, as well as the recognition of future lease obligation associated with the consolidation of an operations center, offices for indirect automobile operations and two discontinued branch properties.
The increases in occupancy cost were offset by decreases in amortization of identified intangible assets due to the accelerated method of amortization for certain intangible assets and that several intangible assets that were fully amortized at December 31, 2013.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Income before provision for income taxes	$69,551	$56,654	$12,897	22.8%
Provision for income taxes	24,749	19,481	5,268	27.0%
Net income	$44,802	$37,173	$7,629	20.5%
Effective tax rate	35.6%	34.4%	N/A	3.5%
The Company recorded income tax expense of $24.7 million for 2014, compared to $19.5 million for 2013. This represented total effective tax rates of 35.6% and 34.4%, respectively. The increase in the effective tax rate was primarily attributable to the tax credit received in 2013 from the 2013 rehabilitation of the Company's headquarters.
Comparison of Years Ended December 31, 2013 and December 31, 2012
Net Interest Income
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
Interest income—loans:
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

On an overall basis, the decline in interest income on loans was primarily driven by a decrease of $19.5 million due to the lower rate environment in 2013, offset by increases of $13.4 million in interest income on loans due to increases in average loans outstanding. Interest income increased as a result of the growth in the average balance of loans of $210.0 million or 5.2%, result of growth in all of the lending portfolios except for the indirect automobile and other consumer loan portfolios.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$7,963	$8,551	$(588)	(6.9)%
Marketable and restricted equity securities	1,212	730	482	66.0%
Short-term investments	111	208	(97)	(46.6)%
Total interest income—investments	$9,286	$9,489	$(203)	(2.1)%
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

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$173	$209	$(36)	(17.2)%
Savings accounts	1,288	1,726	(438)	(25.4)%
Money market accounts	8,220	8,773	(553)	(6.3)%
Certificates of deposit	9,092	10,724	(1,632)	(15.2)%
Total interest expense—deposits	18,773	21,432	(2,659)	(12.4)%
Borrowed funds:
Advances from the FHLBB	10,886	13,710	(2,824)	(20.6)%
Subordinated debentures and notes	439	579	(140)	(24.2)%
Other borrowed funds	68	111	(43)	(38.7)%
Total interest expense—borrowed funds	11,393	14,400	(3,007)	(20.9)%
Total interest expense	$30,166	$35,832	$(5,666)	(15.8)%
Deposits
Interest paid on deposits decreased by $2.7 million or 12.4% in 2013 as compared to 2012. Interest expense increased $0.2 million due to the growth in deposits, offset by a $2.9 million decrease in deposit-related interest expense resulting from decreases in interest rates. To this end, the growth in interest-bearing deposit average balances of $89.6 million, or 3.0%, during 2013 was attributable to money market accounts (average balance up $167.1 million, or 13.9%), and NOW accounts (average balance up $15.0 million, or 8.2%), offset by a decline in certificates of deposit (average balance down $84.5 million, or 8.0%) and savings accounts (average balance down $8.0 million, or 1.6%). The Company's reduction in rates offered on certificates of deposit contributed significantly to the reduction in the cost of interest-bearing deposits to 0.62% in 2013 from 0.72% in 2012.
Borrowed Funds
Interest paid on borrowed funds decreased by $3.0 million, or 20.9% in 2013 as compared to 2012. Decreases in borrowing rates in 2013 resulted in a reduction in debt-related interest expense of $3.4 million, which was offset by an increase in interest expense due to increases in 2013 debt levels of $0.4 million.
Included in the Company's borrowed funds at December 31, 2013 were $34.6 million in repurchase agreements and $9.2 million in subordinated debt acquired in the BankRI acquisition. The average balance of FHLBB advances increased $27.2 million, or 3.7%, in 2013, while other borrowed funds, which include repurchase agreements and subordinated debt, decreased $12.1 million, or 20.1%, in 2013. Overall, the cost of borrowed funds decreased 41 basis points in 2013 to 1.41%, compared to 1.82% in 2012 driven by maturing borrowings being replaced at lower costs in the current low rate environment.

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

The provision for credit losses in 2013 and 2012 was $10.9 million and $15.9 million, respectively. Of the $5.0 million decrease in the provision for loan and lease losses in 2013 compared to 2012, $3.2 million was attributable to lower net charge offs of $3.4 million in 2013 compared to $6.6 million in 2012. Offsetting lower charge offs is an additional provision on acquired loans of $2.8 million in 2013 due to deterioration in projected cash flows from the date of acquisition. See management's discussion in "Allowances for Credit Losses—Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

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
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Deposit fees	$8,172	$8,224	$(52)	(0.6)%
Loan fees	1,601	1,636	(35)	(2.1)%
Loss from investments in affordable housing projects	(1,812)	(694)	(1,118)	161.1%
Gain on sales of loans and leases held-for-sale	608	5	603	12,060.0%
Gain on sales of securities, net	397	926	(529)	(57.1)%
Gain on sales of loan and leases	—	1,898	(1,898)	(100.0)%
Other	4,863	6,577	(1,714)	(26.1)%
Total non-interest income	$13,829	$18,572	$(4,743)	(25.5)%
Non-interest income for 2013 decreased $4.8 million, or 25.5%, to $13.8 million from $18.6 million for 2013. The decrease was primarily due to decreases in gain on sale of loans and leases, other income and an increase in the loss from investments in affordable housing projects.
Included in 2012 was a gain on sale of loans and leases of $1.9 million. There was no gain on sale of loans and leases in 2013.

Other income decreased $1.7 million to $4.9 million for the year ended December 31, 2013 from $6.6 million for the year ended December 31, 2012.
Losses from investments in affordable housing increased $1.1 million to $1.8 million for the year ended December 31, 2013 from $0.7 million for the year ended December 31, 2012. These tax-induced losses were offset by an increase in related tax benefits of $0.3 million in 2013.
Non-Interest Expense

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Compensation and employee benefits	$65,261	$58,830	$6,431	10.9%
Occupancy	12,616	10,611	2,005	18.9%
Equipment and data processing	16,899	14,540	2,359	16.2%
Professional services	5,695	12,475	(6,780)	(54.3)%
FDIC insurance	3,102	4,212	(1,110)	(26.4)%
Advertising and marketing	3,003	2,984	19	0.6%
Amortization of identified intangible assets	4,623	5,622	(999)	(17.8)%
Other	11,265	11,068	197	1.8%
Total non-interest expense	$122,464	$120,342	$2,122	1.8%

Non-interest expense for 2013 increased 1.7% to $122.5 million, largely due to additional staffing, branch expansions and system conversion related expenses.

Compensation and employee benefits increased $6.4 million, or 10.9%, largely due to an expansion of the workforce. Professional service fees decreased $6.8 million, or 54.3%, as the Company incurred less consulting related expenses. Equipment and data processing costs increased $2.4 million, or 16.2%, due to BankRI completing its conversion in early 2013 and occupancy costs increased $2.0 million, or 18.9%, compared to 2012 related to increased real estate expenses. Additionally, FDIC insurance costs decreased $1.1 million, or 26.4%, and amortization of identified intangible assets decreased $1.0 million or 17.8%.
Provision for income taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(Dollars in Thousands)
Income before provision for income taxes	$56,654	$59,710	$(3,056)	(5.1)%
Provision for income taxes	19,481	21,341	(1,860)	(8.7)%
Net income	$37,173	$38,369	$(1,196)	(3.1)%
Effective tax rate	34.4%	35.7%	N/A	(3.8)%

The Company recorded income tax expense of $19.5 million for 2013, compared to $21.3 million for 2012. This represented total effective tax rates of 34.4% and 35.7%, respectively. The decrease in the effective tax rate was primarily attributable to non deductible professional fees of $1.4 million related to the BankRI acquisition in 2012 and a reduction in state income tax expense. Additional state income tax expense was recognized in 2012 as the projected state tax savings from the acquisition of BankRI reduced the value of the deferred tax asset by $0.5 million. These reductions were partially offset by a $1.1 million reduction in the tax savings from the rehabilitation tax credits received for the refurbishment of the Company's headquarters as renovations were completed early in 2013.

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
Deposits, which are considered the most stable source of liquidity, totaled $4.0 billion at December 31, 2014 and represented 77.8% of total funding (the sum of total deposits and total borrowings), compared to deposits of $3.8 billion, or 82.5% of total funding, at December 31, 2013. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.0 billion at December 31, 2014 and represented 76.1% of total deposits, compared to core deposits of $2.9 billion, or 75.6% of total deposits, at December 31, 2013. Additionally, the Company acquired $62.0 million of brokered deposits at December 31, 2014, which represented 1.6% of total deposits. There were no brokered deposits at December 31, 2013. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion at December 31, 2014, representing 22.2% of total funding, compared to $0.8 billion, or 17.5% of total funding, at December 31, 2013. The increase was due to increased FHLBB borrowings of $235.2 million and increased subordinated debentures and notes of $73.6 million as a result of the September 15, 2014 offering of $75.0 million of 6.0% fixed-to-floating subordinated notes. In an effort to achieve better capital allocation, the Company offered the subordinated notes as they improve the Tier 2 and total risk-based capital ratios.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. At December 31, 2014, the Company had a $12.0 million committed line of credit with for contingent liquidity. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve "discount window," to supplement its liquidity. At December 31, 2014, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion as compared to $1.0 billion at December 31, 2013, based on the level of qualifying collateral available for these borrowings.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. At December 31, 2014, cash, cash equivalents and investment securities available-for-sale totaled $613.5 million, or 10.6% of total assets. This compares to $584.9 million, or 11.0% of total assets at December 31, 2013.
While management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
At December 31, 2014 and 2013, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1.

The Company's and the Banks' actual and required capital amounts and ratios were as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well- Capitalized"
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2014:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	633,421	13.24%	382,732	8.00%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(2)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(3)	373,312	11.90%	250,966	8.00%	313,708	10.00%
BankRI
Tier 1 leverage capital ratio	(1)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(2)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(3)	166,135	11.82%	112,443	8.00%	140,554	10.00%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(2)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(3)	32,375	13.40%	19,328	8.00%	24,160	10.00%
At December 31, 2013:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.36%	$205,330	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.01%	174,558	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.15%	348,959	8.00%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.37%	$127,992	4.00%	$159,990	5.00%
Tier 1 risk-based capital ratio	(2)	299,822	10.43%	114,984	4.00%	172,477	6.00%
Total risk-based capital ratio	(3)	335,748	11.69%	229,768	8.00%	287,210	10.00%
BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.08%	$66,784	4.00%	$83,480	5.00%
Tier 1 risk-based capital ratio	(2)	134,904	10.57%	51,052	4.00%	76,577	6.00%
Total risk-based capital ratio	(3)	145,847	11.43%	102,080	8.00%	127,600	10.00%
First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.77%	$12,461	4.00%	$15,576	5.00%
Tier 1 risk-based capital ratio	(2)	30,435	13.57%	8,971	4.00%	13,457	6.00%
Total risk-based capital ratio	(3)	32,289	14.40%	17,938	8.00%	22,423	10.00%
_______________________________________________________________________________

(1)	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(2)	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.
Off-Balance-Sheet Arrangements
The Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and interest rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. The effect of such activity on the Company's financial condition and results of operations, such as recorded liability for unfunded credit commitment, is immaterial. See Note 13, "Commitments and Contingencies," to the consolidated financial statements for a description of off-balance-sheet financial instruments.
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2014:
Advances from the FHLBB	$583,000	$362,380	$41,966	$16,680	$1,004,026
Loan commitments(1)	1,130,185	—	—	—	1,130,185
Occupancy lease commitments(2)	5,494	10,185	7,636	12,266	35,581
Service provider contracts(3)	8,947	19,393	9,162	1,209	38,711
Postretirement benefit obligations	29	60	70	221	380
	$1,727,655	$392,018	$58,834	$30,376	$2,208,883

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2013:
Advances from the FHLBB	$186,035	$375,971	$183,823	$22,944	$768,773
Loan commitments(1)	1,023,573	—	—	—	1,023,573
Occupancy lease commitments(2)	4,936	9,240	7,422	12,431	34,029
Service provider contracts(3)	9,909	32,132	16,598	4,828	63,467
Postretirement benefit obligations	28	64	68	205	365
	$1,224,481	$417,407	$207,911	$40,408	$1,890,207
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

(2)
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 20 years. Certain leases contain renewal options and escalation clauses for real estate taxes and other expenditures which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.

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
Interest-Rate Risk
The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve risk, basis risk and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company's assets and liabilities. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company's assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.
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
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges at December 31, 2014 or 2013. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive at December 31, 2014.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2014, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2014		December 31, 2013
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$1,882	1.0%	$590	0.3%
Up 200 basis points	1,327	0.7%	414	0.2%
Up 100 basis points	693	0.4%	220	0.1%
Down 100 basis points	(2,828)	(1.5)%	(3,648)	(2.0)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 1.03% at December 31, 2014 compared to a positive 0.33% at December 31, 2013 The change was due to the issuance of subordinated notes during the year and the acceleration of prepayments on the loans and leases portfolio.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at December 31, 2014, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2014	At December 31, 2013
Up 300 basis points	(2.6)%	(3.1)%
Up 200 basis points	(2.5)%	(3.9)%
Up 100 basis points	(1.0)%	(2.1)%
Down 100 basis points	(5.4)%	(1.1)%
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2014.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets(1):
Short-term investments	$26,534	$—	$—	$—	$(704)	$25,830
Weighted average rate	—	—	—	—	—	—
Investment securities(1)	86,825	69,809	54,869	124,838	214,920	551,261
Weighted average rate	2.13%	2.10%	2.10%	2.08%	2.05%	2.08%
Commercial real estate loans(1)	1,046,956	394,965	353,229	494,755	177,896	2,467,801
Weighted average rate	4.05%	4.19%	4.20%	4.25%	4.21%	4.15%
Commercial loans and leases(1)	555,904	228,690	150,552	147,360	84,588	1,167,094
Weighted average rate	5.16%	5.87%	5.87%	5.68%	4.18%	5.39%
Indirect automobile loans(1)	153,069	90,087	44,994	22,437	6,400	316,987
Weighted average rate	4.59%	4.46%	4.30%	3.87%	0.12%	4.37%
Consumer loans(1)	533,844	83,055	65,257	79,068	109,501	870,725
Weighted average rate	3.53%	3.91%	3.80%	3.77%	3.36%	3.58%
Total interest-earning assets	2,403,132	866,606	668,901	868,458	592,601	5,399,698
Weighted average rate	4.11%	4.47%	4.37%	4.13%	3.22%	4.11%
Interest-bearing liabilities(1):
NOW accounts	—	—	—	—	235,063	235,063
Weighted average rate	—	—	—	—	0.07%	0.07%
Savings accounts	—	—	—	—	531,727	531,727
Weighted average rate	—	—	—	—	0.21%	0.21%
Money market savings accounts	1,518,490	—	—	—	—	1,518,490
Weighted average rate	0.52%	—	—	—	—	0.52%
Certificates of deposit(1)	622,767	233,861	32,447	57,691	(58)	946,708
Weighted average rate	0.70%	1.08%	1.46%	1.51%	(0.28)%	0.87%
Borrowed funds(1)	633,118	216,068	141,021	42,533	93,664	1,126,404
Weighted average rate	0.55%	1.36%	3.86%	2.48%	5.47%	1.60%
Total interest-bearing liabilities	2,774,375	449,929	173,468	100,224	860,396	4,358,392
Weighted average rate	0.57%	1.22%	3.41%	1.92%	0.75%	0.81%
Interest sensitivity gap(2)	$(371,243)	$416,677	$495,433	$768,234	$(267,795)	$1,041,306
Cumulative interest sensitivity gap	$(371,243)	$45,434	$540,867	$1,309,101	$1,041,306
Cumulative interest sensitivity gap as a percentage of total assets	(6.40)%	0.78%	9.33%	22.57%	17.95%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(6.88)%	0.84%	10.02%	24.24%	19.28%
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
At December 31, 2014, interest-earning assets maturing or repricing within one year amounted to $2.4 billion and interest-bearing liabilities maturing or repricing within one year amounted to $2.8 billion, resulting in a cumulative one-year negative gap position of $371.2 million or 6.88% of total interest-earning assets. At December 31, 2013, the Company had a cumulative one-year negative gap position of $271.6 million, or 5.53% of total interest-earning assets. The change in the cumulative one-year gap position from the end of 2013 was due to increased FHLB borrowings.
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

Item 8.    Financial Statements and Supplementary Data
The following financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein:

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer considered that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (1992),” issued by COSO. Management has assessed the implication of the 2013 COSO Framework and deemed the change from the 1992 COSO Framework to the 2013 COSO Framework not significant to the Company’s system of internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting as of December 31, 2014 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders ("Proxy Statement").
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to Proxy Statement.
Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to Proxy Statement.
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
1.1
Underwriting Agreement, dated September 11, 2014, by and among Brookline Bancorp, Inc., Sterne, Agee & Leach, Inc. and Sandler O’Neil + Partners, L.P., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 12, 2014)

2.1
Agreement and Plan of Merger, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Bancorp Rhode Island, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 22, 2011)

3.1
Certificate of Incorporation of Brookline Bancorp, Inc. (incorporated by reference to Exhibit 3.1 (included in Exhibit 2) of the Registration Statement on Form S-1 filed by the Company on April 10, 2002 (Registration No. 333-85980))

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

Exhibit	Description
10.3.3+
2005 Supplemental Retirement Income Agreement by and between Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.4.3 of the Company's Current Report on Form 8-K filed on December 18, 2008)

10.4+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.5+	Brookline Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement filed on July 23, 2003)
10.6+	Brookline Bancorp, Inc. 2003 Recognition and Retention Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed on July 23, 2003)
10.7+	Brookline Bancorp, Inc. 2011 Restricted Stock Plan (incorporated by reference to Appendix A of the Company's Proxy Statement filed on March 17, 2011)
10.8+	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2014)
10.9+
Amendment to Employment Agreement, dated as of December 15, 2005, by and among Brookline Bank, Brookline Bancorp, Inc. and Charles H. Peck (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on May 3, 2006)

10.10+
Employment Agreement, dated as of April 11, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed on April 15, 2011)

10.11+
Retirement Agreement, dated as of December 23, 2010, by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed on December 27, 2010)

10.12+
Employment Letter Agreement, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Mark J. Meiklejohn (incorporated by reference to Exhibit 10.3 of Pre-effective Amendment No. 2 of the Registration Statement on Form S-4 filed by the Company on July 25, 2011 (Registration Number 333-174731))

10.13+	Form of Change in Control Agreement dated June 26, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 2013)
10.14+	Form of Amended Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 9, 2014)
10.15+
Change in Control Agreement, dated as of January 1, 2010, by and between M. Robert Rose and Brookline Bank (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company's Annual Report on Form 10-K filed on June 2, 2011)

10.16+
Change in Control Agreement, dated as of September 26, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Julie A. Gerschick (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 27, 2011)

10.17+
Release, Consulting and Non-Competition Agreement, dated as of April 19, 2011, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.1 of Bancorp Rhode Island, Inc.'s Current Report on Form 8-K dated April 22, 2011)

10.18+
Amendment to Release, Consulting and Non-Competition Agreement, dated as of January 1, 2012, by and among Brookline Bancorp, Inc., Bancorp Rhode Island, Inc., Bank Rhode Island and Merrill W. Sherman (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 3, 2012)

10.19+
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
101
The following materials from Brookline Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 were formatted in xBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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

Date: March 2, 2015	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer and Treasurer (Principal Financial Officer)
	Date: March 2, 2015		Date: March 2, 2015

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ BOGDAN NOWAK
	Margaret Boles Fitzgerald, Director		Bogdan Nowak, Director
	Date: March 2, 2015		Date: March 2, 2015

By:	/s/ DAVID C. CHAPIN	By:	/s/ CHARLES H. PECK
	David C. Chapin, Director		Charles H. Peck, Director
	Date: March 2, 2015		Date: March 2, 2015

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: March 2, 2015		Date: March 2, 2015

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: March 2, 2015		Date: March 2, 2015

By:	/s/ JOHN L. HALL, II	By:	/s/ ROSAMOND B. VAULE
	John L. Hall, II, Director		Rosamond B. Vaule, Director
	Date: March 2, 2015		Date: March 2, 2015

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ PETER O. WILDE
	Thomas J. Hollister, Director		Peter O. Wilde, Director
	Date: March 2, 2015		Date: March 2, 2015

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
Brookline Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.
Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ CARL M. CARLSON
Paul A. Perrault	Carl M. Carlson
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited Brookline Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Boston, Massachusetts
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
March 2, 2015

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2014	2013
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$36,893	$37,148
Short-term investments	25,830	55,357
Total cash and cash equivalents	62,723	92,505
Investment securities available-for-sale	550,761	492,428
Investment securities held-to-maturity (fair value of $500)	500	500
Total investment securities	551,261	492,928
Loans held-for-sale	1,537	13,372
Loans and leases:
Commercial real estate loans	2,467,801	2,203,623
Commercial loans and leases	1,167,094	965,610
Indirect automobile loans	316,987	400,531
Consumer loans	870,725	792,701
Total loans and leases	4,822,607	4,362,465
Allowance for loan and lease losses	(53,659)	(48,473)
Net loans and leases	4,768,948	4,313,992
Restricted equity securities	74,804	66,559
Premises and equipment, net of accumulated depreciation and amortization of $44,668 and $44,420, respectively	80,619	80,505
Deferred tax asset	27,687	31,710
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $26,238 and $22,895, respectively	13,544	16,887
Other real estate owned ("OREO") and repossessed assets, net	1,456	1,578
Other assets	79,411	77,180
Total assets	$5,799,880	$5,325,106
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$726,118	$707,023
Interest-bearing deposits:
NOW accounts	235,063	210,602
Savings accounts	531,727	494,734
Money market accounts	1,518,490	1,487,979
Certificate of deposit accounts	946,708	934,668
Total interest-bearing deposits	3,231,988	3,127,983
Total deposits	3,958,106	3,835,006
Borrowed funds:
Advances from the FHLBB	1,004,026	768,773
Subordinated debentures and notes	82,763	9,163
Other borrowed funds	39,615	34,619
Total borrowed funds	1,126,404	812,555
Mortgagors' escrow accounts	8,501	7,889
Accrued expenses and other liabilities	61,332	51,485
Total liabilities	5,154,343	4,706,935

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,475	617,538
Retained earnings, partially restricted	83,792	64,903
Accumulated other comprehensive loss	(1,622)	(7,915)
Treasury stock, at cost; 5,040,571 shares and 5,171,985 shares, respectively	(58,282)	(59,826)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 251,382 shares and 291,666 shares, respectively	(1,370)	(1,590)
Total Brookline Bancorp, Inc. stockholders' equity	640,750	613,867
Noncontrolling interest in subsidiary	4,787	4,304
Total stockholders' equity	645,537	618,171
Total liabilities and stockholders' equity	$5,799,880	$5,325,106

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$206,781	$197,098	$203,711
Debt securities	9,527	7,963	8,551
Marketable and restricted equity securities	2,072	1,212	730
Short-term investments	102	111	208
Total interest and dividend income	218,482	206,384	213,200
Interest expense:
Deposits	17,060	18,773	21,432
Borrowed funds	12,354	11,393	14,400
Total interest expense	29,414	30,166	35,832
Net interest income	189,068	176,218	177,368
Provision for credit losses	8,477	10,929	15,888
Net interest income after provision for credit losses	180,591	165,289	161,480
Non-interest income:
Deposit fees	8,692	8,172	8,224
Loan fees	2,070	1,601	1,636
Loss from investments in affordable housing projects	(2,060)	(1,812)	(694)
Gain on sales of investment securities, net	65	397	926
Gain on sales of loans and leases held-for-sale	1,517	608	5
Gain on sales of loans and leases	—	—	1,898
Gain on sale/disposals of premises and equipment, net	1,502	—	—
Other	6,359	4,863	6,577
Total non-interest income	18,145	13,829	18,572
Non-interest expense:
Compensation and employee benefits	71,801	65,261	58,830
Occupancy	14,294	12,616	10,611
Equipment and data processing	17,020	16,899	14,540
Professional services	5,382	5,695	12,475
FDIC insurance	3,362	3,102	4,212
Advertising and marketing	3,058	3,003	2,984
Amortization of identified intangible assets	3,343	4,623	5,622
Other	10,925	11,265	11,068
Total non-interest expense	129,185	122,464	120,342
Income before provision for income taxes	69,551	56,654	59,710
Provision for income taxes	24,749	19,481	21,341
Net income before noncontrolling interest in subsidiary	44,802	37,173	38,369
Less net income attributable to noncontrolling interest in subsidiary	2,037	1,787	1,227
Net income attributable to Brookline Bancorp, Inc.	$42,765	$35,386	$37,142
Earnings per common share:
Basic	$0.61	$0.51	$0.53
Diluted	0.61	0.51	0.53
Weighted average common shares outstanding during the year:
Basic	69,945,028	69,808,164	69,702,417
Diluted	70,054,815	69,883,924	69,746,256
Dividends declared per common share	$0.34	$0.34	$0.34
See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$44,802	$37,173	$38,369

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses) excluding non-credit gain on impairment of securities	10,699	(18,710)	3,396
Non-credit gain on impairment of securities	—	—	34
Income tax (expense) benefit	(4,058)	7,275	(1,308)
Net unrealized securities holding gains (losses) before reclassification adjustments	6,641	(11,435)	2,122
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	65	397	926
Income tax expense	(23)	(142)	(328)
Net reclassification adjustments for securities gains included in net income	42	255	598
Net unrealized securities holding gains (losses)	6,599	(11,690)	1,524

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	(498)	468	(10)
Income tax benefit (expense)	192	(176)	6
Net adjustment of accumulated obligation for postretirement benefits	(306)	292	(4)

Net other comprehensive income (loss)	6,293	(11,398)	1,520

Comprehensive income	51,095	25,775	39,889
Net income attributable to noncontrolling interest in subsidiary	2,037	1,787	1,227
Comprehensive income attributable to Brookline Bancorp, Inc.	$49,058	$23,988	$38,662

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2013	$757	$617,538	$64,903	$(7,915)	$(59,826)	$(1,590)	$613,867	$4,304	$618,171
Net income attributable to Brookline Bancorp, Inc.	—	—	42,765	—	—	—	42,765	—	42,765
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,037	2,037
Issuance of noncontrolling units	—	—	—	—	—	—	—	60	60
Other comprehensive income	—	—	—	6,293	—	—	6,293	—	6,293
Common stock dividends of $0.34 per share	—	—	(23,876)	—	—	—	(23,876)	—	(23,876)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,614)	(1,614)
Compensation under recognition and retention plan	—	(339)	—	—	1,544	—	1,205	—	1,205
Common stock held by ESOP committed to be released (40,284 shares)	—	276	—	—	—	220	496	—	496
Balance at December 31, 2014	$757	$617,475	$83,792	$(1,622)	$(58,282)	$(1,370)	$640,750	$4,787	$645,537

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809
Net income attributable to Brookline Bancorp, Inc.	—	—	35,386	—	—	—	35,386	—	35,386
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,787	1,787
Other comprehensive loss	—	—	—	(11,398)	—	—	(11,398)	—	(11,398)
Common stock dividends of $0.34 per share	—	—	(23,841)	—	—	—	(23,841)	—	(23,841)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,195)	(1,195)
Compensation under recognition and retention plans	—	1,393	—	—	—	—	1,393	—	1,393
Restricted stock awards issued, net of awards surrendered	—	(2,281)	—	—	2,281	—	—	—	—
Common stock held by ESOP committed to be released (42,252 shares)	—	—	—	—	—	230	230	—	230
Balance at December 31, 2013	$757	$617,538	$64,903	$(7,915)	$(59,826)	$(1,590)	$613,867	$4,304	$618,171

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2011	$644	$525,171	$39,993	$1,963	$(62,107)	$(2,062)	$503,602	$3,400	$507,002
Net income attributable to Brookline Bancorp, Inc.	—	—	37,142	—	—	—	37,142	—	37,142
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,227	1,227
Issuance of shares of common stock (10,997,840 shares)	113	92,709	—	—	—	—	92,822	—	92,822
Other comprehensive income	—	—	—	1,520	—	—	1,520	—	1,520
Common stock dividends of $0.34 per share	—	—	(23,777)	—	—	—	(23,777)	—	(23,777)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(915)	(915)
Compensation under recognition and retention plans	—	546	—	—	—	—	546	—	546
Common stock held by ESOP committed to be released (44,292 shares)	—	—	—	—	—	242	242	—	242
Balance at December 31, 2012	$757	$618,426	$53,358	$3,483	$(62,107)	$(1,820)	$612,097	$3,712	$615,809

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$42,765	$35,386	$37,142
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	2,037	1,787	1,227
Provision for credit losses	8,477	10,929	15,888
Origination of loans and leases held-for-sale	(21,365)	(52,485)	(101,286)
Proceeds from sales of loans and leases held-for-sale	34,717	56,326	103,316
Proceeds from sales of OREO and other repossessed assets	12,317	11,857	1,572
Deferred income tax expense	180	2,444	663
Depreciation of premises and equipment	7,020	6,291	3,733
Amortization of investment securities premiums and discounts, net	2,656	3,200	4,486
Amortization of deferred loan and lease origination costs, net	9,890	7,749	10,121
Amortization of identified intangible assets	3,343	4,623	5,622
Amortization of debt issuance costs	29	—	—
Accretion of acquisition fair value adjustments, net	(11,217)	(6,193)	(12,121)
Gain on sales of loans and leases held-for-sale	(1,517)	(608)	(5)
Gain on sale of loans and leases	—	—	(1,898)
Gain on sales of investment securities, net	(65)	(397)	(926)
Loss (gain) on sales of OREO and other repossessed assets, net	11	(2)	(194)
Write-down of OREO and other repossessed assets	381	263	73
Gain on sales/disposals of premises and equipment, net	(1,502)	—	—
Compensation under recognition and retention plans	1,205	1,393	546
Loss from investments in affordable housing projects	2,060	1,812	694
ESOP shares committed to be released	496	230	242
Net change in:
Cash surrender value of bank-owned life insurance	(1,054)	(1,093)	(1,165)
Other assets	(3,237)	5,398	(11,621)
Accrued expenses and other liabilities	9,111	(2,850)	3,202
Net cash provided from operating activities	96,738	86,060	59,311

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	5,485	1,210	166,201
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	84,091	137,275	207,512
Purchases of investment securities available-for-sale	(139,866)	(171,231)	(326,104)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	500	—	—
Purchases of investment securities held-to-maturity	(500)	—	—
Proceeds from redemption of restricted equity securities (FHLBB stock)	—	2,107	2,003
Purchase of restricted equity securities	(8,245)	(5)	(15,505)
Proceeds from sales of loans and leases	—	—	21,904

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Net increase in loans and leases	(477,262)	(220,021)	(352,893)
Acquisitions, net of cash and cash equivalents acquired	—	—	(89,258)
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	—	—	112,983
Proceeds from sales of premises and equipment	1,972	260	—
Purchase of premises and equipment, net	(7,782)	(16,443)	(23,664)
Net cash used for investing activities	(541,607)	(266,848)	(296,821)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	$111,060	$295,020	$312,644
Increase (decrease) in certificates of deposit	12,271	(76,620)	(80,879)
Proceeds from FHLBB advances	2,214,931	2,363,200	3,007,883
Repayment of FHLBB advances	(1,976,848)	(2,381,917)	(2,992,101)
Proceeds from issuance of subordinated notes	73,495	—	—
Repayment of subordinated debentures	—	(3,000)	—
Increase (decrease) in other borrowed funds, net	4,996	(16,394)	25,023
Increase in mortgagors' escrow accounts, net	612	943	433
Payment of dividends on common stock	(23,876)	(23,841)	(23,777)
Proceeds from issuance of noncontrolling units	60	—	—
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,614)	(1,195)	(915)
Net cash provided from financing activities	415,087	156,196	248,311
Net (decrease) increase in cash and cash equivalents	(29,782)	(24,592)	10,801
Cash and cash equivalents at beginning of year	92,505	117,097	106,296
Cash and cash equivalents at end of year	$62,723	$92,505	$117,097

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$31,303	$34,303	$40,682
Income taxes	21,207	19,137	20,570
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$—	$13,372	$—
Transfer from loans to other real estate owned	12,587	12,205	386
Acquisition of Bancorp Rhode Island:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$—	$1,571,817
Fair value of liabilities assumed	—	—	1,481,535

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and First Ipswich Bank ("First Ipswich" and formerly known as the First National Bank of Ipswich), a Massachusetts-chartered savings bank (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp. and Longwood Securities Corp., and its 84.7%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 24 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation ("Macrolease"), Acorn Insurance Agency and BRI Realty Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 5 full-service banking offices on the north shore of eastern Massachusetts.
The Company's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small- and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York City, New York, and Macrolease, which is based in Plainview, New York. The Company ceased the origination of indirect automobile loans in December 2014.
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund ("DIF"), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.
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
December 31, 2014, 2013 and 2012

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
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," "held-to-maturity," or "trading." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the Federal Home Loan Bank of Boston ("FHLBB") and the Federal Reserve Bank of Boston are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale and Held-to-Maturity
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. As of December 31, 2014 and 2013, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Management evaluates securities for other-than-temporary impairment ("OTTI") on a periodic basis. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment security, (2) it is more likely than not that the Company will be required to sell the investment security before its amortized costs or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non credit portion of the loss recognized in other comprehensive income.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased at par and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. At December 31, 2014, no impairment has been recognized.
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
Loans and Leases Held-for-Sale
Management identifies and designates certain newly originated loans and leases for sale to specific financial institutions, subject to the underwriting criteria of those financial institutions. These loans and leases are held for sale and are carried at the lower of cost or market as determined in the aggregate. Deferred loan fees and costs are included in the determination of the gain or loss on sale.
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
December 31, 2014, 2013 and 2012

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
Large groups of small-balance homogeneous loans such as the residential real estate, residential construction, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Company does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. However, the Company evaluates all TDRs for impairment on an individual loan basis regardless of loan type.
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
December 31, 2014, 2013 and 2012

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
General Allowance
The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates which includes estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analyses which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of a LEP that incurred losses should be carried for each portfolio. Other relevant qualitative factors include, but are not limited to, historic levels and trends in loan charge-offs and recoveries; past-due loans; risk-rated loans; classified loans and impaired loans; the pace of loan growth; underwriting policies and adherence to such policies; changes in credit concentration; the experience of lending personnel and management; trends in the economy and employment; business conditions; industry conditions; and political, legislative and regulatory changes. The general allowance related to the acquired loans collectively evaluated for impairment are determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.
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
December 31, 2014, 2013 and 2012

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
Leases
The Company leases properties for offices and branches in the states of Massachusetts, Rhode Island and New York. Lease terms range from five years to over 20 years with options to renew. Management performs an analysis to determine proper lease accounting at lease inception and for each renewal. If a lease meets any of the following four criteria, the lease is classified as capital lease. The four criteria are: transfer of ownership by the end of lease term; contains bargain purchase option; lease term is at least 75% of the property’s estimated remaining economic life; or present value of the minimum lease payment is at least 90% of the fair value of the leased property. The Company did not have any capital leases at December 31, 2014 and 2013. All leases are classified as operating leases and rental payments are expensed as incurred. Certain leases contain rent escalation clauses which are amortized over the life of the lease under the straight-line method.
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
Since BankRI and First Ipswich are the primary beneficiaries of their respective insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income taxes. BOLI is recorded at the cash value of the policies, less any applicable cash surrender charges, and is reflected as an asset in the accompanying consolidated balance sheets. Cash proceeds, if any, are classified as cash flows from investing activities.
The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually and BOLI with any individual carrier is limited to 10% of the Company's capital and 25% of capital in the aggregate.
Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified.
OREO and Other Repossessed Assets
OREO and other repossessed assets consists of properties acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral. OREO and repossessed assets which consist of vehicles and equipment, if any, are recorded initially at estimated fair value less costs to sell, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed or repossessed asset is charged to the allowance for loan and lease losses. Such evaluations are based on an analysis of individual properties/assets as well as a general assessment of current real estate market

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

conditions. Subsequent declines in the fair value of the foreclosed or repossessed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed or repossessed assets is included in other non-interest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed and repossessed assets are included in other non-interest expense. Certain costs used to improve such properties are capitalized. Gains and losses from the sale of OREO and repossessed assets are reflected in non-interest expense when realized. Together with nonperforming loans, OREO and repossessed assets comprise nonperforming assets.
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
Compensation expense for ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.
The fair value of restricted common stock awards and stock option grants is determined as of the grant date and is recorded as compensation expense over the period in which the shares of restricted common stock awards and stock options vest. Forfeitures are estimated in determining compensation expense.
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
December 31, 2014, 2013 and 2012

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
Earnings per Common Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of Treasury shares, unearned ESOP shares and unvested restricted shares. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method. Management evaluated the "two class" method and concluded that the method did not apply to the Company's EPS calculation.
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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2014, 2013 and 2012. Therefore, the Company has determined there to be a single segment.
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for interim and annual periods beginning after December 15, 2016; early application is permitted. The Company has chosen not to early adopt ASU 2014-15. Management does not expect material impact, if any, as of December 31, 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts with Customers. This ASU provides a single principles-based, five-step model to be applied to all contracts with customers. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The ASU is effective for annual periods (including interim reporting periods within those periods) beginning after December 15, 2016; early application is not permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2014.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors. This ASU provides clarification on when an in substance repossession or foreclosure occurs resulting in the creditor derecognizing the loan and recognizing the collateral. Currently, there is no definition of in substance repossession or foreclosure and physical possession in the accounting literature. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has adopted ASU 2014-04 as of January 2015 and has determined the impact to be immaterial to the financial statements.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities. Currently, investments in qualified affordable housing projects are accounted for either by the effective yield, equity or cost method. This ASU allows for reporting entities to make a policy election on how to account for their investments. This ASU is applied retrospectively or effective prospectively for all annual periods presented beginning after December 15, 2014; early adoption is permitted. The Company has adopted ASU 2014-01 as of January 2015 and has determined the impact to be immaterial to the financial statements.
(2) Acquisitions
Bancorp Rhode Island, Inc.
On January 1, 2012 (the "BankRI Acquisition Date"), the Company acquired all the assets and liabilities of Bancorp Rhode Island, Inc., the bank holding company for BankRI. As part of the acquisition, Bancorp Rhode Island, Inc. was merged into the Company and no longer exists as a separate entity. BankRI, a commercial bank with 19 branches serving businesses and individuals in Rhode Island and Massachusetts, continues to operate as a separate bank subsidiary of the Company.
Total consideration paid in the acquisition was $205.8 million, which consisted of approximately 11 million shares of stock with a total par value of approximately $0.1 million and a fair value of $92.8 million and $113.0 million in cash. Stock consideration was paid at the rate of 4.686 shares of Brookline Bancorp common stock per share of Bancorp Rhode Island, Inc. common stock. The assets acquired and the liabilities assumed in the acquisition were recorded by the Company at their estimated fair values as of the BankRI Acquisition Date.
(3) Cash and Short-Term Investments
Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of certain of the Banks' deposits. As of December 31, 2014 and 2013, the average amount required to be held was $7.4 million and $5.3 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $33.6 million and $54.2 million, respectively, at December 31, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Short-term investments are summarized as follows:

	At December 31,
	2014	2013
	(In Thousands)
FRB interest bearing reserve	$19,789	$41,396
FHLB overnight deposits	5,708	12,714
Federal funds sold	322	1,237
Other interest bearing deposits	11	10
Total short-term investments	$25,830	$55,357
Short-term investments are stated at cost which approximates market value. Money market funds are invested in mutual funds whose assets are comprised primarily of U.S. Treasury obligations, commercial paper and certificates of deposit with maturities of 90 days or less.
(4) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$22,929	$88	$29	$22,988
GSE CMOs	238,910	80	4,821	234,169
GSE MBSs	249,329	2,531	879	250,981
SBA commercial loan asset-backed securities	205	—	2	203
Corporate debt obligations	39,805	403	1	40,207
Trust preferred securities	1,463	—	223	1,240
Total debt securities	552,641	3,102	5,955	549,788
Marketable equity securities	947	26	—	973
Total investment securities available-for-sale	$553,588	$3,128	$5,955	$550,761

Investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$12,138	$42	$—	$12,180
GSE CMOs	254,331	86	10,773	243,644
GSE MBSs	202,478	1,852	4,929	199,401
Private-label CMOs	3,258	115	18	3,355
SBA commercial loan asset-backed securities	245	—	2	243
Auction-rate municipal obligations	1,900	—	125	1,775
Municipal obligations	1,068	18	—	1,086
Corporate debt obligations	27,751	506	33	28,224
Trust preferred securities and pools	1,461	—	251	1,210
Total debt securities	504,630	2,619	16,131	491,118
Marketable equity securities	1,259	61	10	1,310
Total investment securities available-for-sale	$505,889	$2,680	$16,141	$492,428

Investment securities held-to-maturity	$500	$—	$—	$500
At December 31, 2014, the fair value of all securities available-for-sale was $550.8 million and carried a total of $2.8 million of net unrealized losses, compared to a fair value of $492.4 million and a net unrealized loss of $13.5 million at December 31, 2013. At December 31, 2014, $335.7 million, or 60.9%, of the portfolio, had gross unrealized losses of $6.0 million. This compares to 383.3 million, or 77.8%, of the portfolio with gross unrealized losses of $16.1 million at December 31, 2013. The decrease in the unrealized loss position in 2014 was primarily driven by decreasing interest rates during the year.
Investment Securities as Collateral
At December 31, 2014 and 2013, respectively, $473.1 million and $402.5 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at December 31, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Other-Than-Temporary Impairment ("OTTI")
Investment securities at December 31, 2014 and 2013 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSEs	$11,086	$29	$—	$—	$11,086	$29
GSE CMOs	39,095	179	190,345	4,642	229,440	4,821
GSE MBSs	50,099	84	39,555	795	89,654	879
SBA commercial loan asset-backed securities	8	—	186	2	194	2
Corporate debt obligations	4,069	1	—	—	4,069	1
Trust preferred securities	—	—	1,240	223	1,240	223
Temporarily impaired debt securities	104,357	293	231,326	5,662	335,683	5,955
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$104,357	$293	$231,326	$5,662	$335,683	$5,955

	At December 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Debt securities:
GSE CMOs	$221,317	$9,861	$16,257	$912	$237,574	$10,773
GSE MBSs	121,836	3,746	13,516	1,183	135,352	4,929
Private-label CMOs	639	18	—	—	639	18
SBA commercial loan asset-backed securities	32	—	192	2	224	2
Auction-rate municipal obligations	—	—	1,775	125	1,775	125
Corporate debt obligations	5,988	33	—	—	5,988	33
Trust preferred securities and pools	—	—	1,210	251	1,210	251
Temporarily impaired debt securities	349,812	13,658	32,950	2,473	382,762	16,131
Marketable equity securities	501	10	—	—	501	10
Total temporarily impaired securities	$350,313	$13,668	$32,950	$2,473	$383,263	$16,141
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
Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

recognized in the Company's consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's consolidated statement of income.
At December 31, 2014, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI at December 31, 2014. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
Debt Securities
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks and the Federal Farm Credit Bank. At December 31, 2014, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $26.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $18.9 million at December 31, 2013.
At December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million, which approximated amortized cost. At December 31, 2013, the Company held GSE debentures with a total fair value of $12.2 million, which approximated amortized cost. At December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2013, none of the five securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. During the year ended December 31, 2014, the Company purchased a total of $21.0 million GSE debentures to reinvest cash from matured securities. The Company did not purchase any GSE debentures in the same period in 2013.
As of December 31, 2014, the Company held GSE mortgage-related securities with a total fair value of $485.2 million and a net unrealized loss of $3.1 million. This compares to a total fair value of $443.0 million and a net unrealized loss of $13.8 million at December 31, 2013. At December 31, 2014, 79 of the 250 securities in this portfolio were in unrealized loss positions. At December 31, 2013, 86 of the 232 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2014 and 2013, the Company purchased a total of $106.9 million and $149.5 million, respectively, in GSE CMOs and GSE MBSs to reinvest cash from matured securities.
SBA Commercial Loan Asset-Backed
At both December 31, 2014 and December 31, 2013, the Company held SBA securities with a total fair value of $0.2 million, which approximated amortized cost. At December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2013, seven of the nine securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Private-Label CMOs
At December 31, 2014, the Company held no private-issuer CMO-related securities. All private-label CMOs were sold during the second quarter of 2014. At December 31, 2013, the Company held private-issuer CMO-related securities with a total fair value of $3.4 million and a net unrealized gain of $0.1 million. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions.
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
At December 31, 2014, the company held no auction-rate municipal obligations. All auction-rate municipal obligations were sold during the second quarter of 2014. This compares to $1.8 million, with a corresponding net unrealized loss of $0.1 million at December 31, 2013. At December 31, 2013, all of the securities in this portfolio were in unrealized loss positions.
The Company owns no municipal obligations at December 31, 2014. All municipal obligations were sold during the second quarter of 2014. This compares to a total fair value of $1.1 million which also approximates amortized cost at December 31, 2013. At December 31, 2013, there were no securities in this portfolio were in unrealized loss positions.
Corporate Obligations
From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned thirteen corporate obligation securities with a total fair value of $40.2 million and total net unrealized gains of $0.4 million as of December 31, 2014. This compares to eleven corporate obligation securities with a total fair value of $28.2 million and total net unrealized gains of $0.5 million at December 31, 2013. At December 31, 2014, all of the securities are investment grade. At December 31, 2013, all but one of the securities are investment grade and this security was in an unrealized gain position. At December 31, 2014, one of the thirteen securities in this portfolio are in an unrealized loss position. At December 31, 2013, two of the eleven securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the unrealized losses. During the year ended December 31, 2014, the Company purchased $12.0 million in corporate obligations compared to $21.7 million in the same period in 2013.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. At December 31, 2014, the Company owned two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.3 million at December 31, 2013. At December 31, 2014 and 2013, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
At December 31, 2014, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost, compared to a fair value of $1.3 million, and an unrealized gain of $0.1 million at December 31, 2013. At December 31, 2014, none of the four securities in this portfolio was in an unrealized loss position. At December 31, 2013, one of the four securities in this portfolio were in an unrealized loss position.
Investment Securities Held-to-Maturity
At December 31, 2014, the Company owned an investment security held-to-maturity with a carrying value of $0.5 million and a fair value of $0.5 million. This security matures in March, 2016 and carries an interest rate payable of 1.3%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Portfolio Maturities
The maturities of the debt securities are as follows at the dates indicated:

	At December 31,
	2014			2013
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$3,057	$3,081	3.00%	$13,012	$13,062	0.82%
After 1 year through 5 years	55,631	56,586	2.48%	40,204	41,187	2.90%
After 5 years through 10 years	103,268	104,208	2.00%	66,447	67,075	2.23%
Over 10 years	390,685	385,913	1.91%	384,967	369,794	1.90%
	$552,641	$549,788	1.99%	$504,630	$491,118	2.00%
Investment securities held-to-maturity:
Within 1 year	$—	$—	—%	$500	$500	1.99%
After 1 year through 5 years	500	500	1.30%	—	—	—%
	$500	$500	—%	$500	$500	1.99%
Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At December 31, 2014, issuers of debt securities with an estimated fair value of $16.1 million had the right to call or prepay the obligations. Of the $16.1 million, approximately $5.0 million matures in 1 - 5 years, $9.9 million matures in 6 - 10 years and $1.2 million matures after 10 years. At December 31, 2013, issuers of debt securities with an estimated fair value of approximately $3.7 million had the right to call or prepay the obligations. Of the $3.7 million, $0.7 million matures in less than one year and $3.0 million matures after 10 years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated payments.
Security Sales
Sales of investment securities are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Sales of debt securities	$5,084	$1,210	$166,201
Sales of marketable equity securities	401	—	—

Gross gains from sales	380	626	1,093
Gross losses from sales	315	229	167
Gain on sales of securities, net	65	397	926
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2014	2013
	(In Thousands)
FHLBB stock	$58,326	$50,081
Federal Reserve Bank of Boston stock	16,003	16,003
Other restricted equity securities	475	475
	$74,804	$66,559
The Company invests in the stock of FHLBB as one of the requirements to borrow. At December 31, 2014 and 2013, FHLBB stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value. The FHLBB was classified as "adequately capitalized" by its regulator at December 31, 2014, effected the repurchase of $500 million of capital stock during 2014 and paid a stable dividend of 149 basis points during 2014. At December 31, 2014, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The FHLBB has announced its intent to declare modest dividends throughout 2015, but cautioned that should adverse events occur, such as a negative trend in credit losses on the FHLBB's private-label MBSs or its mortgage portfolio, a meaningful decline in income or regulatory disapproval, dividends could be suspended.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its subsidiary Banks' membership in the Federal Reserve system. At December 31, 2014 and 2013, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which management believes approximates its fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2014
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,425,621	4.18%	$254,461	4.29%	$1,680,082	4.20%
Multi-family mortgage	576,214	4.11%	63,492	4.50%	639,706	4.15%
Construction	146,074	3.79%	1,939	5.50%	148,013	3.81%
Total commercial real estate loans	2,147,909	4.13%	319,892	4.34%	2,467,801	4.16%
Commercial loans and leases:
Commercial	462,730	3.88%	51,347	4.14%	514,077	3.91%
Equipment financing	587,496	6.92%	13,928	6.22%	601,424	6.90%
Condominium association	51,593	4.60%	—	—	51,593	4.60%
Total commercial loans and leases	1,101,819	5.53%	65,275	4.58%	1,167,094	5.48%
Indirect automobile loans	316,987	4.47%	—	—	316,987	4.47%
Consumer loans:
Residential mortgage	472,078	3.60%	99,842	3.77%	571,920	3.63%
Home equity	181,580	3.35%	105,478	3.85%	287,058	3.53%
Other consumer	11,580	5.13%	167	16.35%	11,747	5.29%
Total consumer loans	665,238	3.56%	205,487	3.82%	870,725	3.62%
Total loans and leases	$4,231,953	4.43%	$590,654	4.19%	$4,822,607	4.40%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
The Company's lends primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 35.9% of which is in the greater New York/New Jersey metropolitan area and 64.1% of which is in other areas in the United States of America at December 31, 2014, as compared to 38.2% of which is in the greater New York/New Jersey metropolitan area and 61.8% of which is in other areas in the United States of America at December 31, 2013.
For the year ended December 31, 2014, the Company sold $34.7 million of loans and leases held-for-sale and recorded a gain of $1.5 million. For the year ended December 31, 2013, the Company sold $56.3 million of loans and leases held-for-sale and recorded a gain of $0.6 million. Gains on sales of loans and leases held-for-sale were recorded as non-interest income in the Company's consolidated statements of income.
Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance at beginning of year	$45,789	$57,812	$(1,369)
Acquisitions	—	—	81,503
Reclassification from nonaccretable difference for loans with improved cash flows	2,060	8,477	1,550
Accretion	(15,805)	(20,500)	(23,872)
Balance at end of year	$32,044	$45,789	$57,812
On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow is related to noncredit events. This cash flow analysis is used to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the years ended December 31, 2014 and 2013, accretable yield adjustments totaling $2.1 million and $8.5 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $3.6 million and $6.1 million at December 31, 2014 and 2013, respectively.
Related Party Loans
The Banks' authority to extend credit to their respective directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Banks' capital. In addition, the extensions of credit to insiders must be approved by the applicable Bank's Board of Directors.
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing at December 31, 2014.

	Year Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$4,783	$4,083
New loans granted during the year	2,375	365
Advances on lines of credit	1,787	1,370
Repayments	(182)	(1,035)
Loan no longer classified as an insider loan	(189)	—
Balance at end of year	$8,574	$4,783
Unfunded commitments on extensions of credit to insiders totaled $7.7 million and $11.7 million at December 31, 2014 and 2013, respectively.
Loans and Leases Pledged as Collateral
At December 31, 2014 and 2013, there were $1.6 billion and $1.2 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at December 31, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,163)	(650)	—	(4,450)
Recoveries	4	801	434	158	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(864)	476	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million, $1.0 million and $0.7 million at December 31, 2014, 2013 and 2012, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2014, 2013 and 2012.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$5,009	$2,563	$4,348	$1,689	$516	$75	$6,698	$3,079	$4,423
Commercial	2,030	4,917	9,513	413	1,068	75	2,443	5,985	9,588
Indirect automobile	(864)	(167)	884	—	—	—	(864)	(167)	884
Consumer	417	286	1,534	59	1,190	—	476	1,476	1,534
Unallocated	(514)	302	(418)	—	—	—	(514)	302	(418)
Total provision for loan and lease losses	6,078	7,901	15,861	2,161	2,774	150	8,239	10,675	16,011
Unfunded credit commitments	238	254	(123)	—	—	—	238	254	(123)
Total provision for credit losses	$6,316	$8,155	$15,738	$2,161	$2,774	$150	$8,477	$10,929	$15,888
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
For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following pools: (1) commercial real estate loans, (2) commercial loans and leases, (3) indirect automobile loans and (4) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans and construction loans. Commercial loans and leases are divided into three classes: commercial loans, equipment financing, and loans to condominium associations. The indirect automobile loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. For each class of loan, management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below. Also refer to Note 1, "Basis of Presentation," in the consolidated financial statements for more information on the Company's allowance of loan and lease losses methodology.
General Allowance
The general allowance for loan and lease losses was $50.1 million at December 31, 2014, compared to $44.1 million at December 31, 2013. The general portion of the allowance for loan and lease losses increased by $6.0 million during the year ended December 31, 2014, as a result of growth in the commercial real estate and equipment financing portfolios partially offset by the decrease in the indirect auto portfolios.
Specific Allowance
The specific allowance for loan and lease losses was $1.2 million at December 31, 2014, compared to $1.5 million at December 31, 2013. The specific allowance decreased by $0.3 million during the year ended December 31, 2014, largely as a result of a improved credit quality and higher collateral value underlying those impaired loans and leases.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Unallocated Allowance
The unallocated allowance for loan and lease losses was $2.4 million at December 31, 2014, compared to $2.9 million at December 31, 2013. The unallocated portion of the allowance for loan and lease losses decreased by $0.5 million during the year ended December 31, 2014, largely as a result of improved credit quality and loss history.
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
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company's independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For the consumer loans, the Company primarily relies on payment status for monitoring credit risk.
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
December 31, 2014, 2013 and 2012

8 Rating—Definite Loss
Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.
Assets rated as "OAEM," "substandard" or "doubtful" based on criteria established under banking regulations are collectively referred to as "criticized" assets.
Credit Quality Information
The following tables present the recorded investment in loans in each class at December 31, 2014 by credit quality indicator.

	At December 31, 2014
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,402,121	$574,972	$146,074	$447,778	$583,340	$51,593	$11,540
OAEM	22,491	1,242	—	12,193	932	—	—
Substandard	1,009	—	—	1,671	2,338	—	40
Doubtful	—	—	—	1,088	886	—	—
Total originated	1,425,621	576,214	146,074	462,730	587,496	51,593	11,580

Acquired:
Loan rating:
Pass	237,439	60,837	1,709	43,925	13,795	—	167
OAEM	8,351	713	230	1,852	—	—	—
Substandard	8,250	1,942	—	5,424	133	—	—
Doubtful	421	—	—	146	—	—	—
Total acquired	254,461	63,492	1,939	51,347	13,928	—	167

Total loans	$1,680,082	$639,706	$148,013	$514,077	$601,424	$51,593	$11,747

	At December 31, 2014
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$262,160	82.7%
661-700	43,422	13.7%
660 and below	9,927	3.1%
Data not available	1,478	0.5%
Total loans	$316,987	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	At December 31, 2014
	Residential Mortgage		Home Equity
	(In Thousands)	Percent	(In Thousands)	Percent
Originated:
Loan-to-value ratio:
Less than 50%	$105,342	18.4%	$113,541	39.5%
50% - 69%	179,319	31.4%	35,660	12.4%
70% - 79%	166,467	29.1%	27,123	9.4%
80% and over	19,335	3.4%	4,195	1.5%
Data not available	1,615	0.3%	1,061	0.4%
Total originated	472,078	82.6%	181,580	63.2%

Acquired:
Loan-to-value ratio:
Less than 50%	19,574	3.4%	70,293	24.5%
50%—69%	35,131	6.2%	22,581	7.9%
70%—79%	22,972	4.0%	10,569	3.7%
80% and over	16,268	2.8%	1,178	0.4%
Data not available	5,897	1.0%	857	0.3%
Total acquired	99,842	17.4%	105,478	36.8%

Total loans	$571,920	100.0%	$287,058	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	At December 31, 2013
	Residential Mortgage		Home Equity
	(In Thousands)	Percent	(In Thousands)	Percent
Originated:
Loan-to-value ratio:
Less than 50%	$94,500	17.9%	$75,372	29.3%
50%—69%	149,969	28.4%	31,504	12.2%
70%—79%	139,960	26.5%	21,161	8.2%
80% and over	22,772	4.3%	3,240	1.3%
Data not available	4,353	0.8%	1,119	0.4%
Total originated	411,554	77.9%	132,396	51.4%

Acquired:
Loan-to-value ratio:
Less than 50%	23,101	4.4%	84,272	32.7%
50%—69%	39,298	7.4%	25,964	10.1%
70%—79%	31,932	6.0%	13,390	5.2%
80% and over	19,870	3.8%	1,208	0.5%
Data not available	2,430	0.5%	231	0.1%
Total acquired	116,631	22.1%	125,065	48.6%

Total loans	$528,185	100.0%	$257,461	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases (unpaid balance of loans and leases outstanding excluding deferred loan origination costs) at December 31, 2014 and 2013.

	At December 31, 2014
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$1,631	$416	$160	$2,207	$1,423,414	$1,425,621	$—	$1,009
Multi-family mortgage	385	—	—	385	575,829	576,214	—	—
Construction	—	—	—	—	146,074	146,074	—	—
Total commercial real estate loans	2,016	416	160	2,592	2,145,317	2,147,909	—	1,009
Commercial loans and leases:
Commercial	758	876	1,499	3,133	459,597	462,730	2	2,722
Equipment financing	1,534	138	2,392	4,064	583,432	587,496	—	3,214
Condominium association	501	—	—	501	51,092	51,593	—	—
Total commercial loans and leases	2,793	1,014	3,891	7,698	1,094,121	1,101,819	2	5,936
Indirect automobile	4,635	923	166	5,724	311,263	316,987	—	645
Consumer loans:
Residential mortgage	—	—	501	501	471,577	472,078	—	1,340
Home equity	75	52	129	256	181,324	181,580	—	161
Other consumer	17	5	30	52	11,528	11,580	—	41
Total consumer loans	92	57	660	809	664,429	665,238	—	1,542
Total originated loans and leases	$9,536	$2,410	$4,877	$16,823	$4,215,130	$4,231,953	$2	$9,132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	At December 31, 2014
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$989	$3,705	$2,387	$7,081	$247,380	$254,461	$2,387	$—
Multi-family mortgage	195	729	363	1,287	62,205	63,492	363	—
Construction	—	—	—	—	1,939	1,939	—	—
Total commercial real estate loans	1,184	4,434	2,750	8,368	311,524	319,892	2,750	—
Commercial loans and leases:
Commercial	712	488	3,033	4,233	47,114	51,347	624	2,474
Equipment financing	2	52	66	120	13,808	13,928	73	9
Total commercial loans and leases	714	540	3,099	4,353	60,922	65,275	697	2,483
Consumer loans:
Residential mortgage	—	—	2,715	2,715	97,127	99,842	2,372	342
Home equity	1,005	733	923	2,661	102,817	105,478	187	1,757
Other consumer	—	—	—	—	167	167	—	—
Total consumer loans	1,005	733	3,638	5,376	200,111	205,487	2,559	2,099
Total acquired loans and leases	$2,903	$5,707	$9,487	$18,097	$572,557	$590,654	$6,006	$4,582

Total loans and leases	$12,439	$8,117	$14,364	$34,920	$4,787,687	$4,822,607	$6,008	$13,714

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	At December 31, 2013
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$1,221	$87	$4,887	$6,195	$344,040	$350,235	$3,958	$929
Multi-family mortgage	327	—	1,052	1,379	71,999	73,378	1,052	—
Construction	—	409	—	409	10,369	10,778	—	—
Total commercial real estate loans	1,548	496	5,939	7,983	426,408	434,391	5,010	929
Commercial loans and leases:
Commercial	2,707	121	1,931	4,759	105,349	110,108	1,235	4,597
Equipment financing	46	41	73	160	27,534	27,694	73	29
Total commercial loans and leases	2,753	162	2,004	4,919	132,883	137,802	1,308	4,626
Consumer loans:
Residential mortgage	271	777	5,329	6,377	110,254	116,631	4,468	1,162
Home equity	1,259	552	895	2,706	122,359	125,065	117	1,525
Other consumer	6	11	4	21	1,502	1,523	—	14
Total consumer loans	1,536	1,340	6,228	9,104	234,115	243,219	4,585	2,701
Total acquired loans and leases	$5,837	$1,998	$14,171	$22,006	$793,406	$815,412	$10,903	$8,256

Total loans and leases	$34,125	$5,882	$17,861	$57,868	$4,304,597	$4,362,465	$10,913	$16,501
Commercial Real Estate Loans—At December 31, 2014, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans -- 34.8%; multi-family mortgage loans -- 13.2%; and construction loans -- 3.1%.
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
Commercial Loans and Leases—At December 31, 2014, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 10.7%; equipment financing loans -- 12.5%; and loans to condominium associations -- 1.1%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Indirect Automobile Loans—At December 31, 2014, indirect automobile loans represented 6.6% of the Company's total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on payment status and historical loss rates.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Consumer Loans—At December 31, 2014, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 11.9%, home equity loans -- 5.9% and other consumer loans -- 0.2%.
Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas. The payment status and loan-to-value ratio are the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 days or more past due, or are placed on nonaccrual regardless of past due status, are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	At December 31, 2014			At December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,751	$2,748	$—	$2,009	$2,009	$—
Commercial	13,440	13,421	—	4,410	4,399	—
Consumer	3,055	3,048	—	989	987	—
Total originated with no related allowance recorded	19,246	19,217	—	7,408	7,395	—
With an allowance recorded:
Commercial real estate	4,119	4,119	108	1,466	1,466	184
Commercial	2,019	2,011	768	2,393	2,383	675
Consumer	176	176	10	2,448	2,440	323
Total originated with an allowance recorded	6,314	6,306	886	6,307	6,289	1,182
Total originated impaired loans and leases	25,560	25,523	886	13,715	13,684	1,182

Acquired:
With no related allowance recorded:
Commercial real estate	9,413	9,428	—	9,176	10,082	—
Commercial	6,049	6,047	—	6,988	7,248	—
Consumer	6,688	6,688	—	1,033	1,037	—
Total acquired with no related allowance recorded	22,150	22,163	—	17,197	18,367	—
With an allowance recorded:
Commercial real estate	244	244	22	1,274	1,291	122
Commercial	478	478	214	1,020	1,067	169
Consumer	225	225	41	—	—	—
Total acquired with an allowance recorded	947	947	277	2,294	2,358	291
Total acquired impaired loans and leases	23,097	23,110	277	19,491	20,725	291

Total impaired loans and leases	$48,657	$48,633	$1,163	$33,206	$34,409	$1,473
(1) Includes originated and acquired nonaccrual loans of $7.1 million and $4.6 million, respectively at December 31, 2014.
(2) Includes originated and acquired nonaccrual loans of $5.8 million and $5.7 million, respectively at December 31, 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,786	$102	$2,184	$92	$2,547	$243
Commercial	11,840	343	4,257	144	3,159	181
Consumer	3,166	42	1,077	30	2,123	130
Total originated with no related allowance recorded	17,792	487	7,518	266	7,829	554
With an allowance recorded:
Commercial real estate	3,223	69	1,464	43	1,142	79
Commercial	2,285	51	1,781	29	3,393	305
Consumer	458	15	3,210	97	2,918	100
Total originated with an allowance recorded	5,966	135	6,455	169	7,453	484
Total originated impaired loans and leases	23,758	622	13,973	435	15,282	1,038

Acquired:
With no related allowance recorded:
Commercial real estate	10,884	350	9,639	251	9,071	—
Commercial	6,875	122	5,205	129	3,801	—
Consumer	6,701	28	1,333	20	2,319	—
Total acquired with no related allowance recorded	24,460	500	16,177	400	15,191	—
With an allowance recorded:
Commercial real estate	942	76	2,765	42	366	—
Commercial	631	15	577	5	109	—
Consumer	281	3	—	—	—	—
Total acquired with an allowance recorded	1,854	94	3,342	47	475	—
Total acquired impaired loans and leases	26,314	594	19,519	447	15,666	—

Total impaired loans and leases	$50,072	$1,216	$33,492	$882	$30,948	$1,038

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$108	$768	$—	$10	$—	$886
Collectively evaluated for impairment	27,457	14,631	2,331	3,088	2,418	49,925
Total originated loans and leases	27,565	15,399	2,331	3,098	2,418	50,811

Acquired:
Individually evaluated for impairment	—	144	—	41	—	185
Collectively evaluated for impairment	648	222	—	2	—	872
Acquired with deteriorated credit quality	1,381	192	—	218	—	1,791
Total acquired loans and leases	2,029	558	—	261	—	2,848

Total allowance for loan and lease losses	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

Loans and Leases:
Originated:
Individually evaluated for impairment	$6,869	$15,459	$—	$3,231	$—	$25,559
Collectively evaluated for impairment	2,141,040	1,086,360	316,987	662,007	—	4,206,394
Total originated loans and leases	2,147,909	1,101,819	316,987	665,238	—	4,231,953

Acquired:
Individually evaluated for impairment	626	4,458	—	$2,562	—	7,646
Collectively evaluated for impairment	97,141	38,504	—	134,973	—	270,618
Acquired with deteriorated credit quality	222,125	22,313	—	67,952	—	312,390
Total acquired loans and leases	319,892	65,275	—	205,487	—	590,654

Total loans and leases	$2,467,801	$1,167,094	$316,987	$870,725	$—	$4,822,607

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	Year Ended December 31, 2014
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$932	$—	$—	—	$—
Commercial	6	2,884	2,948	—	628	3	615
Equipment financing	6	984	936	15	169	4	636
Residential mortgage	1	496	—	—	—	—	—
Home equity	2	400	402	—	—	—	—
Total originated	16	5,717	5,218	15	797	7	1,251

Acquired:
Commercial	6	1,369	1,406	—	66	1	419
Home equity	1	190	189	—	—	—	—
Total acquired	7	1,559	1,595	—	66	1	419

Total loans	23	$7,276	$6,813	$15	$863	8	$1,670

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	Year Ended December 31, 2013
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$1,039	$—	$—	$—	—	$—
Commercial	2	926	918	—	—	—	—
Equipment financing	5	1,557	1,415	77	861	2	371
Residential mortgage	1	415	353	—	353	—	—
Total originated	9	3,937	2,686	77	1,214	2	371

Acquired:
Commercial real estate mortgage	1	737	727	—	—	—	—
Commercial	6	3,209	3,135	—	1,335	1	1,335
Equipment financing	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
Total acquired	7	3,946	3,862	—	1,335	1	1,335

Total loans	16	$7,883	$6,548	$77	$2,549	3	$1,706

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	Year Ended December 31, 2012
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	2	$867	$854	$33	$513	2	$1,288
Commercial	3	3,942	2,086	316	1,993	1	44
Equipment financing	8	2,138	2,038	110	793	6	1,240
Residential mortgage	6	2,422	1,724	315	294	3	763
Total originated	19	9,369	6,702	774	3,593	12	3,335

Acquired:
Commercial real estate mortgage	1	3,145	3,208	—	—	—	—
Commercial	2	1,229	1,163	—	478	—	—
Equipment financing	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
Total acquired	3	4,374	4,371	—	478	—	—

Total loans	22	$13,743	$11,073	$774	$4,071	12	$3,335

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Loans with one modification:
Extended maturity	$3,241	$3,841	$1,478
Adjusted principal	—	908	2,185
Adjusted interest rate	—	755	1,715
Interest only	16	—	—
Combination maturity, principal, interest rate	479	554	1,838
Total loans modified once	$3,736	$6,058	$7,216

Loans with more than one modification:
Extended maturity	$1,951	$490	$—
Adjusted principal	—	—	3,857
Interest only	292	—	—
Combination maturity, principal, interest rate	834	—	—
Total loans modified more than once	$3,077	$490	$3,857
The financial impact of the modification of performing and nonperforming loans and leases for the year ending December 31, 2014 and December 31, 2013 was $0.3 million and $0.8 million, respectively. There was no financial impact of the modification of performing and nonperforming loans and leases for the year ending December 31, 2012.
As of December 31, 2014, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2014	2013
	(In Thousands)		(In Years)
Land	$7,562	$7,481	NA
Office building and improvements	78,461	75,271	10 to 40
Furniture, fixtures and equipment	12,224	20,707	5 to 25
Vehicles	144	212	3 to 10
Computer Equipment	8,400	4,715	3
Core processing system and software	18,496	16,539	3 to 7.5
Total	125,287	124,925
Accumulated depreciation and amortization	44,668	44,420
Total premises and equipment	$80,619	$80,505
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2014,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

2013 and 2012, depreciation and amortization expense related to premises and equipment totaled $7.0 million, $6.3 million and $3.7 million, respectively.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance at beginning of year	$137,890	$137,890	$45,799
Additions	—	—	93,145
Adjustments to original goodwill	—	—	(1,054)
Balance at end of year	$137,890	$137,890	$137,890
The following is a summary of the Company's other intangible assets:

	At December 31, 2014			At December 31, 2013
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$36,172	$23,717	$12,455	$36,172	$20,395	$15,777
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,547	21
Other intangible	442	442	—	442	442	—
Total other intangible assets	$39,782	$26,238	$13,544	$39,782	$22,895	$16,887

At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life and ceased to amortize.
The weighted-average amortization period for core deposit intangible and trust relationships is 11.0 and 1.0 years, respectively. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2014, 2013 and 2012.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2015	$2,911
2016	2,500
2017	2,089
2018	1,669
2019	1,295
Thereafter	1,991
Total	$12,455

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. At December 31, 2014 and 2013, BankRI owned nine policies with a net cash surrender value of $35.8 million and $34.7 million, respectively. At both December 31, 2014 and 2013, First Ipswich owned two policies with a net cash surrender value of $0.7 million.
The Company recorded a total of $1.1 million, $1.1 million and $1.2 million of tax exempt income from these nine policies in 2014, 2013, and 2012, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2011 and currently has investments in eight projects. During 2014, the Company invested in one new affordable housing projects for a total of $2.1 million. The Company is a limited partner in these projects given that its investments do not exceed 50% of the outstanding equity interest in any single project and project management is controlled by the general partner or project sponsor. Further information regarding the Company's investments in affordable housing projects follows:

	As of and for the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Investments in affordable housing projects included in other assets	$10,131	$10,301	$9,167
Unfunded commitments related to affordable housing projects included in other liabilities	2,608	2,904	4,291
Loss from investments in affordable housing projects	2,060	1,812	694
Reduction in tax expense due to affordable housing tax credits	1,431	1,058	806

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(11) Deposits
A summary of deposits follows:

	December 31, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$726,118	—	$707,023	—
NOW accounts	235,063	0.07%	210,602	0.07%
Savings accounts	531,727	0.21%	494,734	0.25%
Money market accounts	1,518,490	0.52%	1,487,979	0.54%
Total core deposit accounts	3,011,398	0.31%	2,900,338	0.32%
Certificate of deposit accounts maturing:
Within six months	363,258	0.70%	381,986	0.72%
After six months but within 1 year	258,379	0.72%	312,005	0.82%
After 1 year but within 2 years	232,658	1.08%	141,518	1.09%
After 2 years but within 3 years	36,685	1.49%	45,965	1.91%
After 3 years but within 4 years	24,059	1.32%	26,046	1.65%
After 4 years but within 5 years	31,630	1.75%	26,810	1.33%
5+ Years	39	1.34%	338	1.15%
Total certificate of deposit accounts	946,708	0.88%	934,668	0.91%
Total deposits	$3,958,106	0.44%	$3,835,006	0.47%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $222.2 million and $143.7 million at December 31, 2014 and 2013, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$171	$173	$209
Savings accounts	1,197	1,288	1,726
Money market accounts	7,846	8,220	8,773
Certificate of deposit accounts	7,846	9,092	10,724
Total interest-bearing deposits	$17,060	$18,773	$21,432
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $16.1 million and $11.1 million at December 31, 2014 and 2013, respectively.
Collateral Pledged to Deposits
At December 31, 2014 and 2013, $93.0 million and $62.4 million, respectively, of collateral was pledged for municipal deposits; treasury; tax and loan deposits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2014	2013
	(In Thousands)
Advances from the FHLBB	$1,004,026	$768,773
Subordinated debentures and notes	82,763	9,163
Other borrowed funds	39,615	34,619
Total borrowed funds	$1,126,404	$812,555
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Advances from the FHLBB	$10,535	$10,886	$13,685
Subordinated debentures and notes	1,740	439	578
Other borrowed funds	79	68	137
Total interest expense on borrowed funds	$12,354	$11,393	$14,400
Investment Securities and Loans Pledged as Collateral
At December 31, 2014 and 2013, $2.1 billion and $1.6 billion, respectively, of investment securities available-for-sale and loans and leases, were pledged as collateral for repurchase agreements; municipal deposits; treasury; tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at December 31, 2014 and 2013.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2014			2013
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$583,000	$—	0.52%	$186,035	$—	0.71%
Over 1 year to 2 years	217,054	31,353	0.89%	283,000	—	0.79%
Over 2 years to 3 years	145,326	116,828	2.43%	92,971	32,094	2.45%
Over 3 years to 4 years	36,550	10,054	2.46%	147,198	118,698	3.86%
Over 4 years to 5 years	5,416	—	2.21%	36,625	10,071	2.51%
Over 5 years	16,680	—	4.18%	22,944	—	3.70%
	$1,004,026	$158,235	1.02%	$768,773	$160,863	1.71%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. Although the Banks did not have any FRB borrowings at December 31, 2014, total available borrowing

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

capacity for advances from the FHLBB and FRB was $0.3 billion. The total amount of qualifying collateral for FHLBB and FRB borrowings was $1.9 billion at December 31, 2014.
Repurchase Agreements
Information concerning repurchase agreements is as follows for the periods indicated below:

	Year Ended December 31,
	2014	2013
	(Dollars In Thousands)
Outstanding at end of year	$39,633	$34,619
Average outstanding for the year	28,724	38,784
Maximum outstanding at any month-end	39,633	48,544
Weighted average rate at end of year	0.16%	0.17%
Weighted average rate paid for the year	0.28%	0.18%
Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by GSEs in the same amount. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One subordinated debenture in the amount of $3.0 million was called in the first quarter of 2013 due to its high fixed rate.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2014, the Company capitalized $1.5 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

At December 31, 2014:
Issue Date	Rate	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 26, 2015	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 17, 2015	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,524

At December 31, 2013:
Issue Date	Rate	Fair Market Rate at BankRI Acquisition	Maturity Date	Next Call Date	Carrying Amount
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	6.45%	June 26, 2033	March 26, 2014	$4,666
March 17, 2004	Variable; 3-month LIBOR + 2.79%	6.45%	March 17, 2034	March 17, 2014	$4,497

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2014	2013
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$107,179	$48,973
Commercial	102,353	143,252
Residential mortgage	20,520	8,027
Unadvanced portion of loans and leases	629,351	586,279
Unused lines of credit:
Home equity	239,240	205,665
Other consumer	10,876	6,503
Other commercial	728	1,035
Unused letters of credit:
Financial standby letters of credit	16,762	20,410
Performance standby letters of credit	3,126	2,989
Commercial and similar letters of credit	50	440
Back-to-back interest rate swaps	109,362	22,418
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million at December 31, 2014 and $0.7 million at December 31, 2013.
From time to time the Company enters into back-to-back interest rate swaps with commercial customers and third-party financial institutions. These swaps allow the Company to offer long-term fixed-rate commercial loans while mitigating the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
The fair value of interest rate swap assets and liabilities was $2.7 million and $2.7 million, respectively, at December 31, 2014. The fair value of interest rate swap assets and liabilities was $0.8 million and $0.9 million, respectively, at December 31, 2013.
Lease Commitments
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 20 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2015	$5,494
2016	5,354
2017	4,831
2018	4,275
2019	3,361
Thereafter	12,266
Total	$35,581
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $6.5 million in 2014, which included $0.8 million in lease acceleration related to a relocation of an operations center and a closure of a branch property. This compares to total rent expense of $5.2 million in 2013 and $4.5 million in 2012.
A portion of the Company's headquarters was rented to third-party tenants which generated a rental income of $0.4 million and $0.3 million respectively in 2014 and 2013. Rental income was reported in non-interest income in the Company's consolidated statements of income.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(14) Earnings per Share
The following table is a reconciliation of basic EPS and diluted EPS:

	2014		2013		2012
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Net income	$42,765	$42,765	$35,386	$35,386	$37,142	$37,142
Weighted average shares outstanding	69,945,028	69,945,028	69,808,164	69,808,164	69,702,417	69,702,417
Effect of dilutive securities	—	109,787	—	75,760	—	43,839
Adjusted weighted average shares outstanding	69,945,028	70,054,815	69,808,164	69,883,924	69,702,417	69,746,256
Earnings per share	$0.61	$0.61	$0.51	$0.51	$0.53	$0.53
On January 3, 2012, the Company issued approximately 11 million shares of common stock as partial consideration to acquire Bancorp Rhode Island, Inc. (Refer to Note 2, "Acquisitions")
(15) Comprehensive Income/(Loss)
Comprehensive income/(loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2014, 2013 and 2012, the Company’s other comprehensive income/(loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive (Loss)/Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	6,599	(306)	6,293
Balance at December 31, 2014	$(1,733)	$111	$(1,622)

	Year Ended December 31, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income/(Loss)
	(In Thousands)
Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(11,690)	292	(11,398)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	Year Ended December 31, 2012
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2011	$1,834	$129	$1,963
Other comprehensive income (loss)	1,524	(4)	1,520
Balance at December 31, 2012	$3,358	$125	$3,483

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,			Income Statement Line Affected by Reclassification
	2014	2013	2012
	(In Thousands)
Other Comprehensive Income (Loss) Component

Unrealized gains on investment securities available-for-sale:
	$65	$397	$926	Gain on sales of securities,net
	(23)	(142)	(328)	Provision for income taxes
Total reclassifications for the period	$42	$255	$598	Net income
(16) Derivatives and Hedging Activities
The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2014 and 2013.
Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company had 22 interest-rate swaps with an aggregate notional amount of $109.4 million and 8 interest-rate swaps with an aggregate notional amount of $22.4 million related to this program at December 31, 2014 and 2013, respectively.
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at December 31, 2014 and 2013.

	At December 31, 2014		At December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$2,676	$2,714	$825	$856

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Changes in the fair value are recognized directly in the Company's unaudited consolidated statements of income and are included in loan fees in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(In Thousands)
(Loss) gain recognized in income on derivatives	$(8)	$32

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties at December 31, 2014 and 2013. The estimated net credit risk exposure for derivative financial instruments was $39.3 thousand and $31.2 thousand at December 31, 2014, and 2013, respectively.
Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral in the normal course of business totaling $3.8 million and $2.8 million as of December 31, 2014 and 2013, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2014
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$2,676	$—	$2,676	$—		$2,676

Liability Derivatives	$2,714	$—	$2,714	$—	$3,839	$6,553

	At December 31, 2013
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received) / Posted
	(In Thousands)
Asset Derivatives	$825	$—	$825	$—	$—	$825

Liability Derivatives	$856	$—	$856	$—	$2,811	$3,667

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Current provision:
Federal	$19,329	$12,799	$15,558
State	5,240	4,238	5,120
Total current provision	24,569	17,037	20,678
Deferred provision (benefit):
Federal	289	2,572	389
State	(109)	(128)	274
Total deferred provision	180	2,444	663
Total provision for income taxes	$24,749	$19,481	$21,341
Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate (35.0%) to income before tax expense as a result of the following:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Expected income tax expense at statutory federal tax rate	$24,343	$19,830	$20,899
State taxes, net of federal income tax benefit	3,338	2,673	3,506
Bank-owned life insurance	(369)	(383)	(409)
Tax-exempt interest income	(341)	(310)	(216)
Non-deductible acquisition and other expenses	—	—	617
Income attributable to noncontrolling interest in subsidiary	(831)	(768)	(560)
Tax credit—premises and equipment	—	(453)	(1,593)
Tax credits from investments in affordable housing projects	(1,431)	(1,058)	(806)
Other, net	40	(50)	(97)
Total provision for income taxes	$24,749	$19,481	$21,341
Effective income tax rate	35.6%	34.4%	35.7%
The Company's effective tax rate was 35.6% at December 31, 2014 compared to 34.4% at December 31, 2013. The increase in the Company's effective tax rate from 2013 was primarily attributable to tax credits received in 2013 from the 2013 rehabilitation of the Company's headquarters.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$21,770	$19,754
Acquisition fair value adjustments	3,066	7,430
Unrealized loss on investment securities available-for-sale	1,086	5,119
Retirement and postretirement benefits	4,794	4,159
Deferred compensation	3,686	1,989
Net operating loss and contribution carryovers	1,614	1,922
Nonaccrual interest	814	878
Restricted stock and stock option plans	708	726
Write-downs of investment securities	—	442
Accrued expenses	407	375
Alternative minimum tax credits	31	31
Other	63	33
Total gross deferred tax assets	38,039	42,858
Deferred tax liabilities:
Identified intangible assets and goodwill	6,311	7,322
Depreciation	2,740	2,619
Deferred loan origination costs, net	930	734
Investments in affordable housing projects	257	205
Unrecognized gain relating to postretirement obligation	70	268
Other	44	—
Total gross deferred tax liabilities	10,352	11,148
Net deferred tax asset	$27,687	$31,710
At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of $4.6 million which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has alternative minimum tax credit carryforwards of $31,000, which are available to reduce future federal income taxes, if any, over an indefinite period. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $879,000.
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
The Company did not have any unrecognized tax benefits accrued as income tax receivables or as deferred tax items at December 31, 2014.
The Company is subject to federal and state examinations for tax years after December 31, 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2014, there were no shares of preferred stock issued.
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
Common Stock Repurchases
In 2014, 2013 and 2012, no shares of the Company's common stock were repurchased by the Company. On October 29, 2014, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of fourteen months ending on December 31, 2015. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares to be repurchased by the Company.
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
Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account
The liquidation account totaled $18.4 million (unaudited), $20.6 million (unaudited), and $22.3 million (unaudited) at
December 31, 2014, 2013 and 2012, respectively.
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
December 31, 2014, 2013 and 2012

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such, must comply with the capital requirements of the Federal Reserve Bank (the "FRB") at the consolidated level. As member banks of the FRB, Brookline Bank, BankRI and First Ipswich are also required to comply with the regulatory capital requirement of the FRB.
While the FRB is the primary regulator, the Banks are also subject to FDIC regulations and capital adequacy requirements since they are also FDIC-insured banks. The FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the regulations in effect at December 31, 2014, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a Tier 1 leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
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
The following table reconciles stockholders' equity under GAAP with regulatory capital for the Company and its subsidiaries at the dates indicated.

	The Company December 31,		Brookline Bank December 31,		BankRI December 31,		First Ipswich December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In Thousands)
Stockholders' equity	$640,750	$613,867	$339,155	$301,291	$253,208	$236,579	$34,274	$34,641
Adjustments:
Minority interest	4,787	4,304	4,787	4,304	—	—	—	—
Trust preferred subordinated debenture	9,239	9,163	—	—	—	—	—	—
Disallowed goodwill and intangible assets	(151,434)	(154,777)	(7,626)	(7,647)	(103,862)	(106,593)	(4,679)	(5,271)
Net unrealized loss on available-for-sale equity securities	—	—	—	—	—	—	—	(10)
Net unrealized losses on available-for-sale securities	1,733	8,326	308	2,285	1,057	4,918	367	1,075
Accumulated net gains on postretirement benefits	(111)	(411)	(111)	(411)	—	—	—	—
Tier 1 capital	504,964	480,472	336,513	299,822	150,403	134,904	29,962	30,435
Allowance for credit losses not to exceed 1.25% of risk-weighted assets	54,933	49,510	36,799	35,926	15,721	10,936	2,412	1,854
Unrealized gains on available-for-sale equity securities	—	—	—	—	11	7	1	—
Subordinated notes	73,524	—	—	—	—	—	—	—
Total risk-based capital	$633,421	$529,982	$373,312	$335,748	$166,135	$145,847	$32,375	$32,289

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

As of December 31, 2014, the Company, Brookline Bank, BankRI and First Ipswich met all applicable minimum capital requirements and were considered "well-capitalized" by their respective regulators. The Company's and the Banks' actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well-Capitalized"
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2014:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	633,421	13.24%	382,732	8.00%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(2)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(3)	373,312	11.90%	250,966	8.00%	313,708	10.00%
BankRI
Tier 1 leverage capital ratio	(1)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(2)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(3)	166,135	11.82%	112,443	8.00%	140,554	10.00%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(2)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(3)	32,375	13.40%	19,328	8.00%	24,160	10.00%

At December 31, 2013:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$480,472	9.36%	$205,330	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	480,472	11.01%	174,558	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	529,982	12.15%	348,959	8.00%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$299,822	9.37%	$127,992	4.00%	$159,990	5.00%
Tier 1 risk-based capital ratio	(2)	299,822	10.43%	114,984	4.00%	172,477	6.00%
Total risk-based capital ratio	(3)	335,748	11.69%	229,768	8.00%	287,210	10.00%
BankRI
Tier 1 leverage capital ratio	(1)	$134,904	8.08%	$66,784	4.00%	$83,480	5.00%
Tier 1 risk-based capital ratio	(2)	134,904	10.57%	51,052	4.00%	76,577	6.00%
Total risk-based capital ratio	(3)	145,847	11.43%	102,080	8.00%	127,600	10.00%
First Ipswich
Tier 1 leverage capital ratio	(1)	$30,435	9.77%	$12,461	4.00%	$15,576	5.00%
Tier 1 risk-based capital ratio	(2)	30,435	13.57%	8,971	4.00%	13,457	6.00%
Total risk-based capital ratio	(3)	32,289	14.40%	17,938	8.00%	22,423	10.00%
_______________________________________________________________________________

(1)	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(2)	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(3)	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Net periodic benefit expense:
Service cost	$45	$61	$74
Interest cost	47	47	55
Prior service credit	(21)	(21)	(21)
Actuarial gain	(40)	(16)	(3)
Net periodic benefit expense	$31	$71	$105
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	$(477)	$489	$11
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$(498)	$468	$(10)
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 4.00% in 2014, 4.90% in 2013 and 3.95% in 2012. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is $21,000. The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.6 million at December 31, 2014 and $1.1 million at December 31, 2013.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2014 for plan participants below age 65 and for plan participants over age 65 was 6.6% and -0.11%, respectively. In 2013, the rate for plan participants below age 65 and for plan participants over age 65 was 2.7% and -14.5%, respectively. In 2014, there was a lower than expected increase in per capita medical expenses as compared to 2013, which created a smaller gap in the health care trend range. The rates to be used in 2015 through 2019 are expected to be in the range of 7.1% to 6.2% and to decline gradually thereafter to 4.5%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$21	$(16)
Effect on the accumulated postretirement benefit obligation	378	(290)
401(k) Plans
The Company administers two 401(k) plans, both of which are qualified, tax-exempt profit-sharing plans with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee who has attained the age of 21 and completed 1,000 hours of service in a plan year is eligible to participate in a plan by making voluntary contributions, subject to certain limits based on federal tax laws. In one plan, the Company contributes an amount equal to 5% of the compensation of eligible employees, but does not match employee contributions to the plan. Participants are vested in employer contributions immediately. In the other

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

plan, the Company makes a matching contribution of the amount contributed by eligible employees, up to 4% of the employee's yearly compensation. Contributions to both plans are subject to certain limits based on federal tax laws. Expenses associated with the plans were $2.4 million in 2014, $2.0 million in 2013 and $1.8 million in 2012.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plans because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were nominal in 2014, 2013 and 2012. Accrued liabilities associated with the Nonqualified Plan in 2014, 2013 and 2012 were $0.3 million, $0.4 million and $0.5 million, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefit. As of December 31, 2014, there are 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. The Company records annual amounts related to the SERPs based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of income.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2014, and 2013 were $1.9 million, $0.6 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities at December 31, 2014 and 2013 were $11.6 million and $10.1 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 4.0% and 5.0% in the year 2014 and 2013, respectively.
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021 and can be prepaid without penalty. Loans are repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan at December 31, 2014 and 2013, was $2.0 million and $2.3 million, respectively, is eliminated in consolidation.
Shares of common stock used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Benefits generally vest over a seven-year period at the rate of 20% per year beginning in the third year of service until a participant is 100% vested after seven years or upon retirement, disability or death of the participant or a change in control.
Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unallocated shares of common stock are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.
At December 31, 2014 and 2013, the ESOP held 251,382 and 291,666 unallocated shares, respectively at an aggregate cost of $1.3 million and $1.5 million, respectively. The market value of such shares at December 31, 2014 and 2013 was $2.5 million and $2.8 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2014, $0.4 million in 2013 and $0.4 million in 2012 based on the commitment to release to eligible employees 40,284 shares in 2014, 42,252 shares in 2013 and 44,292 shares in 2012.
Recognition and Retention Plans
As of December 31, 2014, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan" and with the 2003 RRP and the 2011 RSA, collectively referred to as the "Plans") with 1,750,000 authorized shares. The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 22 financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on equity, asset quality and total return to stockholders (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
Under all the Plans, shares of the Company's common stock were reserved for issuance as restricted stock awards to officers, employees, consultants and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.
Total expense for the Plans was $1.2 million in 2014, $1.2 million in 2013 and $0.8 million in 2012. Total income tax benefits on vested awards was $0.4 million in 2014, $0.2 million in 2013 and $0.2 million in 2012. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $0.2 million in 2014, $30,000 in 2013 and $11,000 in 2012.
Activity under the recognition and retention plans was as follows:

	Restricted Stock Awards Outstanding	Weighted Average Grant Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Recognition and Retention Plans:
Outstanding at December 31, 2013	409,068	$9.29
Granted	188,654	9.01
Vested	(124,836)	9.25
Forfeited / Canceled	(53,184)	9.28
Outstanding at December 31, 2014	419,702	$9.17
Unrecognized compensation cost			$3,850
Weighted average remaining recognition period (months)			17
Stock Option Plans
The Company has an active equity incentive plan, the 2014 Plan. The prior plans, the "2003 Option Plan" and the "1999 Option Plan" were terminated on October 16, 2013 and April 19, 2009, respectively. The 2014 plan is an omnibus plan from which the Company may award shares of restricted stock or stock options among other types of awards.Under all the stock option plans, shares of the Company's common stock were reserved for issuance to directors, employees, consultants and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.
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
No options were granted in 2014, 2013, or 2012. At December 31, 2014, 2,265,155 options were available for award under the Company's 2003 Option Plan.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

There was no expense for the stock option plans in 2014 and 2013. There was $10,000 stock option expense in 2012. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2014, 2013 or 2012.
Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2013	232,345	$10.43
Granted	—	—
Exercised	—	—
Forfeited / Canceled	—	—
Outstanding at December 31, 2014	232,345	$10.43	$—	4.7
Exercisable at December 31, 2014	232,345	$10.43	$—	4.7

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2014 and 2013.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Carrying Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$22,988	$—	$22,988
GSE CMOs	—	234,169	—	234,169
GSE MBSs	—	250,981	—	250,981
SBA commercial loan asset-backed securities	—	203	—	203
Corporate debt obligations	—	40,207	—	40,207
Trust preferred securities	—	1,240	—	1,240
Total debt securities	—	549,788	—	549,788
Marketable equity securities	973	—	—	973
Total investment securities available-for-sale	$973	$549,788	$—	$550,761
Interest-rate swaps	$—	$2,676	$—	$2,676
Liabilities:
Interest-rate swaps	$—	$2,714	$—	$2,714

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	Carrying Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$12,180	$—	$12,180
GSE CMOs	—	243,644	—	243,644
GSE MBSs	—	199,401	—	199,401
Private-label CMOs	—	3,355	—	3,355
SBA commercial loan asset-backed securities	—	243	—	243
Auction-rate municipal obligations	—	—	1,775	1,775
Municipal obligations	—	1,086	—	1,086
Corporate debt obligations	—	28,224	—	28,224
Trust preferred securities	—	1,210	—	1,210
Total debt securities	—	489,343	1,775	491,118
Marketable equity securities	1,310	—	—	1,310
Total investment securities available-for-sale	$1,310	$489,343	$1,775	$492,428
Interest-rate swaps	$—	$825	$—	$825
Liabilities:
Interest-rate swaps	$—	$856	$—	$856
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, GSE residential MBSs and CMOs, private-label CMOs, municipal and corporate debt securities, and trust preferred securities, all of which are included in Level 2. Certain fair values estimated using pricing models (such as auctionrate municipal securities) are included in Level 3.

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
December 31, 2014, 2013 and 2012

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the periods indicated:

	Year Ended December 31,
	2014	2013
	(In Thousands)
Investment securities available-for-sale, beginning of year	$1,775	$2,917
Investment security sales	(1,658)	—
Principal paydowns and other	—	(1,150)
Total realized losses included in other income	(242)	—
Total unrealized gains included in other comprehensive income	125	8
Investment securities available-for-sale, end of year	$—	$1,775
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2014 or 2013.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013 are summarized below:

	Carrying Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,376	$6,376
OREO	—	—	953	953
Repossessed assets	—	503	—	503
Total assets measured at fair value on a non-recurring basis	$—	$503	$7,329	$7,832

	Carrying Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,099	$12,099
OREO	—	—	577	577
Repossessed assets	—	1,001	—	1,001
Total assets measured at fair value on a non-recurring basis	$—	$1,001	$12,676	$13,677
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
December 31, 2014, 2013 and 2012

OREO
The Company records other real estate owned at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses.
Repossessed Assets
Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).
The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring basis at the dates indicated.

	Fair Value		Valuation Technique	Unobservable Input	Range	Weighted Average Yields
	At December 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Auction-rate municipal obligations	$—	$1,775	Discounted cash flow	Discount rate	0-5%	—%
Collateral-dependent impaired loans and leases	$6,376	$12,099	Appraisal of collateral (1)
OREO	$953	$577	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2014 and 2013. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
December 31, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	1,537	1,537	—	1,537	—
Loans and leases, net	4,768,948	4,753,605	—	—	4,753,605
Financial liabilities:
Certificates of deposit	946,708	949,320	—	949,320	—
Borrowed funds	1,126,404	1,132,940	—	1,132,940	—
December 31, 2013
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	13,372	13,372	—	13,372	—
Loans and leases, net	4,313,992	4,552,556	—	—	4,552,556
Financial liabilities:
Certificates of deposit	934,668	938,703	—	938,703	—
Borrowed funds	812,555	815,910	—	815,910	—
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
December 31, 2014, 2013 and 2012

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
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2014 and 2013 and Statements of Income for the years ended December 31, 2014, 2013 and 2012 follow. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

	At December 31,
	2014	2013
	(In Thousands)
ASSETS
Cash and due from banks	$3,293	$12,438
Short-term investments	49,008	33
Total cash and cash equivalents	52,301	12,471
ESOP loan to Brookline Bank	2,002	2,252
Restricted equity securities	100	100
Premises and equipment, net	11,026	11,850
Investment in subsidiaries, at equity	627,463	575,375
Goodwill	35,267	35,267
Other assets	4,366	6,185
Total assets	$732,525	$643,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$82,745	$9,163
Deferred tax liability	721	1,195
Accrued expenses and other liabilities	8,309	19,275
Total liabilities	91,775	29,633

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,475	617,538
Retained earnings, partially restricted	83,792	64,903
Accumulated other comprehensive loss	(1,622)	(7,915)
Treasury stock, at cost; 5,040,571 shares and 5,171,985 shares, respectively	(58,282)	(59,826)
Unallocated common stock held by ESOP; 251,382 shares and 291,666 shares, respectively	(1,370)	(1,590)
Total Brookline Bancorp, Inc. stockholders' equity	640,750	613,867
Total liabilities and stockholders' equity	$732,525	$643,500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$24,700	$30,000	$30,000
ESOP loan to Brookline Bank	183	205	227
Total interest and dividend income	24,883	30,205	30,227
Interest expense:
Borrowed funds	1,746	442	589
Net interest income	23,137	29,763	29,638
Non-interest expense:
Compensation and employee benefits	2,357	2,305	11,302
Occupancy	38	16	—
Equipment and data processing	1,499	4,263	1,395
Directors' fees	656	590	580
Franchise taxes	252	223	175
Insurance	472	352	68
Professional services(1)	(113)	583	2,773
Other	751	2,040	2,420
Total non-interest expense	5,912	10,372	18,713
Income before income taxes	17,225	19,391	10,925
Credit for income taxes	(2,705)	(4,035)	(7,050)
Income before equity in undistributed income of subsidiaries	19,930	23,426	17,975
Equity in undistributed income of subsidiaries	22,835	11,960	19,167
Net income	$42,765	$35,386	$37,142

(1) The Parent Company received a net benefit in 2014 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$42,765	$35,386	$37,142
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(22,835)	(11,960)	(19,167)
Depreciation of premises and equipment	2,563	1,810	355
Amortization of debt issuance costs	29	—	—
Other operating activities, net	(30,822)	14,745	(5,972)
Net cash (used for) provided from operating activities	(8,300)	39,981	12,358
Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	—	—	(89,258)
Monies in escrow—Bancorp Rhode Island, Inc. acquisition	—	—	112,983
Repayment of ESOP loan by Brookline Bank	250	250	250
Purchase of restricted equity securities	—	—	(100)
Purchase of premises and equipment	(1,739)	(5,458)	(8,557)
Net cash (used for) provided from investing activities	(1,489)	(5,208)	15,318
Cash flows from financing activities:
(Decrease) increase in demand deposit, NOW, savings and money market accounts	—	(41)	41
Proceeds from issuance of subordinated notes	73,495	—	—
Repayment of subordinated debentures	—	(3,000)	—
Payment of dividends on common stock	(23,876)	(23,841)	(23,777)
Net cash provided from (used for) financing activities	49,619	(26,882)	(23,736)
Net increase in cash and cash equivalents	39,830	7,891	3,940
Cash and cash equivalents at beginning of year	12,471	4,580	640
Cash and cash equivalents at end of year	$52,301	$12,471	$4,580

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

(23) Quarterly Results of Operations (Unaudited)

	2014 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$55,826	$54,616	$53,346	$54,694
Interest expense	8,250	7,292	6,912	6,960
Net interest income	47,576	47,324	46,434	47,734
Provision for credit losses	1,724	2,034	2,276	2,443
Net interest income after provision for credit losses	45,852	45,290	44,158	45,291
Loss from investment in affordable housing projects	(474)	(543)	(539)	(504)
Gain/(loss) on sales of securities, net	78	—	(13)	—
Gain on sale of loans and leases held-for-sale	323	538	54	602
Other non-interest income	4,148	5,661	3,788	5,026
Amortization of identified intangible assets	(827)	(828)	(827)	(861)
Other non-interest expense	(31,636)	(31,096)	(30,395)	(32,715)
Income before provision for income taxes	17,464	19,022	16,226	16,839
Provision for income taxes	6,201	6,779	5,774	5,995
Net income	11,263	12,243	10,452	10,844
Less net income attributable to noncontrolling interest in subsidiary	477	662	476	422
Net income attributable to Brookline Bancorp, Inc.	$10,786	$11,581	$9,976	$10,422
Earnings per share:
Basic	$0.15	$0.17	$0.14	$0.15
Diluted	0.15	0.17	0.14	0.15
Average common shares outstanding:
Basic	70,024,495	69,989,909	69,886,576	69,875,473
Diluted	70,130,243	70,088,987	70,012,377	69,983,999
Common stock price:
High	$10.15	$9.51	$9.63	$9.70
Low	8.56	8.55	8.83	8.66
Dividends per share	$0.085	$0.085	$0.085	$0.085

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	2013 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$51,049	$50,823	$52,900	$51,612
Interest expense	7,275	7,411	7,537	7,943
Net interest income	43,774	43,412	45,363	43,669
Provision for credit losses	3,887	2,748	2,439	1,855
Net interest income after provision for credit losses	39,887	40,664	42,924	41,814
Loss from investments in affordable housing projects	(318)	(558)	(624)	(312)
Gain on sales of securities, net	397	—	—	—
(Loss)/gain on sales of loans and leases held-for-sale	(39)	149	200	298
Other non-interest income	3,867	3,862	3,562	3,341
Amortization of identified intangible assets	(1,127)	(1,154)	(1,177)	(1,165)
Other non-interest expense	(30,193)	(28,399)	(29,638)	(29,607)
Income before provision for income taxes	12,474	14,564	15,247	14,369
Provision for income taxes	4,325	4,645	5,382	5,129
Net income	8,149	9,919	9,865	9,240
Less net income attributable to noncontrolling interest in subsidiary	495	490	375	427
Net income attributable to Brookline Bancorp, Inc.	$7,654	$9,429	$9,490	$8,813
Earnings per share:
Basic	$0.11	$0.14	$0.14	$0.13
Diluted	0.11	0.13	0.14	0.13
Average common shares outstanding:
Basic	69,862,175	69,830,953	69,774,703	69,762,784
Diluted	69,951,683	69,913,765	69,833,541	69,830,630
Common stock price:
High	$9.58	$10.08	$9.14	$9.39
Low	8.72	8.81	8.23	8.66
Dividends per share	$0.085	$0.085	$0.085	$0.085