Form 10-Q
period 2015-03-31
BROOKLINE BANCORP INC
filed 2015-05-11
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 0-23695

Brookline Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3402944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

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

At May 11, 2015, the number of shares of common stock, par value $0.01 per share, outstanding was 70,049,670.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At March 31, 2015	At December 31, 2014
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$35,118	$36,893
Short-term investments	162,003	25,830
Total cash and cash equivalents	197,121	62,723
Investment securities available-for-sale	565,115	550,761
Investment securities held-to-maturity (fair value of $500)	500	500
Total investment securities	565,615	551,261
Loans and leases held-for-sale	787	1,537
Loans and leases:
Commercial real estate loans	2,500,887	2,467,801
Commercial loans and leases	1,227,352	1,167,094
Indirect automobile loans	23,335	316,987
Consumer loans	883,020	870,725
Total loans and leases	4,634,594	4,822,607
Allowance for loan and lease losses	(55,106)	(53,659)
Net loans and leases	4,579,488	4,768,948
Restricted equity securities	74,804	74,804
Premises and equipment, net of accumulated depreciation of $46,460 and $44,668, respectively	79,252	80,619
Deferred tax asset	25,834	27,687
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $26,976 and $26,238, respectively	12,806	13,544
Other real estate owned ("OREO") and repossessed assets, net	2,023	1,456
Other assets*	79,526	80,479
Total assets*	$5,755,146	$5,800,948
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$729,932	$726,118
Interest-bearing deposits:
NOW accounts	237,200	235,063
Savings accounts	571,030	531,727
Money market accounts	1,525,053	1,518,490
Certificate of deposit accounts	1,051,580	946,708
Total interest-bearing deposits	3,384,863	3,231,988
Total deposits	4,114,795	3,958,106
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	806,491	1,004,026
Subordinated debentures and notes	82,806	82,763
Other borrowed funds	35,628	39,615
Total borrowed funds	924,925	1,126,404
Mortgagors’ escrow accounts	8,414	8,501
Accrued expenses and other liabilities	51,046	61,332
Total liabilities	5,099,180	5,154,343

Commitments and contingencies (Note 13)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,845	617,475
Retained earnings, partially restricted*	90,589	84,860
Accumulated other comprehensive income (loss)	1,747	(1,622)
Treasury stock, at cost; 5,042,238 shares and 5,040,571 shares, respectively	(58,301)	(58,282)
Unallocated common stock held by the Employee Stock Ownership Plan ("ESOP"); 241,803 shares and 251,382 shares, respectively	(1,318)	(1,370)
Total Brookline Bancorp, Inc. stockholders’ equity*	651,319	641,818
Noncontrolling interest in subsidiary	4,647	4,787
Total stockholders' equity*	655,966	646,605
Total liabilities and stockholders' equity*	$5,755,146	$5,800,948

(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2015	2014
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$53,381	$51,942
Debt securities	2,683	2,259
Marketable and restricted equity securities	524	449
Short-term investments	21	44
Total interest and dividend income	56,609	54,694

Interest expense:
Deposits	4,304	4,291
Borrowed funds	3,777	2,669
Total interest expense	8,081	6,960

Net interest income	48,528	47,734
Provision for credit losses	2,263	2,443
Net interest income after provision for credit losses	46,265	45,291

Non-interest income:
Deposit fees	2,066	1,959
Loan fees	342	434
Gain on sales of loans and leases held-for-sale	869	602
Gain on sale/disposals of premises and equipment, net	—	1,510
Other	1,193	1,123
Total non-interest income*	4,470	5,628

Non-interest expense:
Compensation and employee benefits	17,524	18,032
Occupancy	3,472	4,405
Equipment and data processing	4,020	4,377
Professional services	1,094	1,727
FDIC insurance	867	860
Advertising and marketing	748	665
Amortization of identified intangible assets	738	861
Other*	2,863	2,649
Total non-interest expense*	31,326	33,576

Income before provision for income taxes*	19,409	17,343
Provision for income taxes*	7,104	6,379
Net income before noncontrolling interest in subsidiary*	12,305	10,964

Less net income attributable to noncontrolling interest in subsidiary	602	422
Net income attributable to Brookline Bancorp, Inc.*	$11,703	$10,542

Earnings per common share:
Basic*	$0.17	$0.15
Diluted*	0.17	0.15

Weighted average common shares outstanding during the period:
Basic	70,036,090	69,875,473
Diluted	70,164,105	69,983,999

Dividends declared per common share	$0.085	$0.085

(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Net income before noncontrolling interest in subsidiary*	$12,305	$10,964

Other comprehensive income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains	5,371	3,293
Income tax expense	(2,002)	(1,262)
Net unrealized securities holding gains	3,369	2,031

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	(85)
Income tax benefit	—	33
Net adjustment of accumulated obligation for postretirement benefits	—	(52)

Other comprehensive income, net of taxes	3,369	1,979

Comprehensive income*	15,674	12,943
Net income attributable to noncontrolling interest in subsidiary	602	422
Comprehensive income attributable to Brookline Bancorp, Inc.*	$15,072	$12,521

(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

Net income attributable to Brookline Bancorp, Inc.	—	—	11,703	—	—	—	11,703	—	11,703

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	602	602

Other comprehensive income	—	—	—	3,369	—	—	3,369	—	3,369

Common stock dividends of $0.085 per share	—	—	(5,974)	—	—	—	(5,974)	—	(5,974)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(742)	(742)

Compensation under recognition and retention plans	—	329	—	—	(19)	—	310	—	310

Common stock held by ESOP committed to be released (9,579 shares)	—	41	—		—	52	93	—	93

Balance at March 31, 2015	$757	$617,845	$90,589	$1,747	$(58,301)	$(1,318)	$651,319	$4,647	$655,966

(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Three Months Ended March 31, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2013	$757	$617,538	$65,448	$(7,915)	$(59,826)	$(1,590)	$614,412	$4,304	$618,716

Net income attributable to Brookline Bancorp, Inc.	—	—	10,542	—	—	—	10,542	—	10,542

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	422	422

Other comprehensive loss	—	—	—	1,979	—	—	1,979	—	1,979

Common stock dividends of $0.085 per share	—	—	(5,964)	—	—	—	(5,964)	—	(5,964)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(805)	(805)

Compensation under recognition and retention plans	—	401	—	—	—	—	401	—	401

Common stock held by ESOP committed to be released (10,071 shares)	—	39	—	—	—	55	94	—	94

Balance at March 31, 2014	$757	$617,978	$70,026	$(5,936)	$(59,826)	$(1,535)	$621,464	$3,921	$625,385

(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc. *	$11,703	$10,542
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	602	422
Provision for credit losses	2,263	2,443
Origination of loans and leases held-for-sale	(5,185)	(652)
Proceeds from loans and leases held-for-sale, net	273,446	14,449
Proceeds from sales of other real estate owned and repossessed assets	2,647	3,879
Deferred income tax (benefit) expense	(149)	1,261
Depreciation of premises and equipment	1,792	1,670
Amortization of investment securities premiums and discounts, net	509	698
Amortization of deferred loan and lease origination costs, net	1,860	2,439
Amortization of identified intangible assets	738	861
Amortization of debt issuance costs	25	—
Accretion of acquisition fair value adjustments, net	(1,875)	(4,841)
Gain on sales of loans and leases held-for-sale	(869)	(602)
Gain on sales of OREO and repossessed assets, net	—	(16)
Write-down of OREO and repossessed assets	38	111
Gain on sale/disposals of premises and equipment, net	—	(1,510)
Compensation under recognition and retention plans	366	401
ESOP shares committed to be released	93	94
Net change in:
Cash surrender value of bank-owned life insurance	(263)	(258)
Other assets *	1,216	3,373
Accrued expenses and other liabilities	(10,525)	(5,893)
Net cash provided from operating activities *	278,432	28,871

Cash flows from investing activities:
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	19,974	16,466
Purchases of investment securities available-for-sale	(29,466)	(48,516)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	—	500
Purchases of investment securities held-to-maturity	—	(500)
Net increase in loans and leases	(83,175)	(102,081)
Proceeds from sales of premises and equipment	—	1,972
Purchase of premises and equipment, net	(466)	(3,069)
Net cash used for investing activities	(93,133)	(135,228)
		(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	51,817	29,539
Increase/(decrease) in certificates of deposit	104,915	(16,961)
Proceeds from FHLBB advances	1,587,500	594,501
Repayment of FHLBB advances	(1,784,343)	(506,629)
Decrease in other borrowed funds, net	(3,987)	(7,700)
(Decrease)/increase in mortgagors’ escrow accounts, net	(87)	807
Payment of dividends on common stock	(5,974)	(5,964)
Payment of dividends to owners of noncontrolling interest in subsidiary	(742)	(805)
Net cash (used for)/provided from financing activities	(50,901)	86,788

Net increase/(decrease) in cash and cash equivalents	134,398	(19,569)
Cash and cash equivalents at beginning of period	62,723	92,505
Cash and cash equivalents at end of period	$197,121	$72,936

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$9,996	$7,747
Income taxes	3,216	599
Non-cash investing activities:
Transfer from loans and leases to loans and leases held-for-sale	$266,421	$—
Transfer from loans to other real estate owned	3,252	3,686

(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered financial institution; and First Ipswich Bank (“First Ipswich” and formerly known as the First National Bank of Ipswich), a Massachusetts-chartered savings bank (collectively referred to as the “Banks”). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. (“BSC”). The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.7%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 24 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency, BRI Realty Corp. and BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 5 full-service banking offices on the north shore of eastern Massachusetts.

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

The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.

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

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation, which did not change stockholders' equity and net income reported.

(2)         Recent Accounting Pronouncements

During the quarter ended March 31, 2015, the Financial Accounting Standards Board (“FASB”) issued no new Accounting Standards Updates ("ASUs") that were applicable to the Company. Refer to page F-20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for applicable ASUs issued in 2014.

The Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Refer to Note 8, "Investments in Qualified Affordable Projects" for the impact the adoption had on the Company's financial statements.

(3)         Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Debt securities:
GSEs	$22,890	$363	$—	$23,253
GSE CMOs	229,591	342	2,090	227,843
GSE MBSs	267,648	3,783	397	271,034
SBA commercial loan asset-backed securities	199	—	2	197
Corporate debt obligations	39,829	712	—	40,541
Trust preferred securities	1,464	—	202	1,262
Total debt securities	561,621	5,200	2,691	564,130
Marketable equity securities	950	35	—	985
Total investment securities available-for-sale	$562,571	$5,235	$2,691	$565,115

Investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

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

At March 31, 2015, the fair value of all investment securities available-for-sale was $565.1 million, with net unrealized gains of $2.5 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million at December 31, 2014. At March 31, 2015, $194.0 million, or 34.3% of the portfolio, had gross unrealized losses of $2.7 million, compared to $335.7 million, or 60.9%, with gross unrealized losses of $6.0 million at December 31, 2014.

Investment Securities as Collateral

At March 31, 2015 and December 31, 2014, respectively, $483.9 million and $473.1 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at March 31, 2015 and December 31, 2014 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities:
GSE CMOs	$40,851	$160	$116,877	$1,930	$157,728	$2,090
GSE MBSs	15,485	45	19,319	352	34,804	397
SBA commercial loan asset-backed securities	7	—	180	2	187	2
Trust preferred securities	—	—	1,262	202	1,262	202
Total temporarily impaired investment securities	$56,343	$205	$137,638	$2,486	$193,981	$2,691

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities:
GSEs	$11,086	$29	$—	$—	$11,086	$29
GSE CMOs	39,095	179	190,345	4,642	229,440	4,821
GSE MBSs	50,099	84	39,555	795	89,654	879
SBA commercial loan asset-backed securities	8	—	186	2	194	2
Corporate debt obligations	4,069	1	—	—	4,069	1
Trust preferred securities	—	—	1,240	223	1,240	223
Total temporarily impaired investment securities	$104,357	$293	$231,326	$5,662	$335,683	$5,955

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

At March 31, 2015, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI at March 31, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

Debt Securities

U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. At March 31, 2015, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $25.4 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million at December 31, 2014.

At March 31, 2015, the Company held GSE debentures with a total fair value of $23.3 million and a net unrealized gain of $0.4 million. At December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million which

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

approximated amortized cost. At March 31, 2015, none of the eight securities in this portfolio were in unrealized loss positions. At December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government.

At March 31, 2015, the Company held GSE mortgage-related securities with a total fair value of $498.9 million and a net unrealized gain of $1.6 million. This compares to a total fair value of $485.2 million and a net unrealized loss of $3.1 million at December 31, 2014. At March 31, 2015, 53 of the 257 securities in this portfolio were in unrealized loss positions, compared to 79 of the 250 securities at December 31, 2014. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the three months ended March 31, 2015, the Company purchased $29.5 million in GSE CMOs and GSE MBSs. This compares to a total of $36.5 million during the same period in 2014.

SBA Commercial Loan Asset-Backed Securities

At March 31, 2015 and December 31, 2014, the Company held eight SBA securities with a total fair value of $0.2 million which approximated amortized cost. At March 31, 2015 and December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned thirteen corporate obligation securities with a total fair value of $40.5 million and a net unrealized gain of $0.7 million at March 31, 2015. This compares to thirteen corporate obligation securities with a total fair value of $40.2 million and a net unrealized gain of $0.4 million at December 31, 2014. At March 31, 2015, none of the thirteen securities in this portfolio were in unrealized loss positions. At December 31, 2014, one of the thirteen securities in this portfolio is in unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2015, the Company did not purchase any corporate obligations. This compares to a total of $12.0 million purchased during the same period in 2014.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At March 31, 2015, the Company owned two trust preferred securities with a total fair value of $1.3 million and total net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.2 million at December 31, 2014. At March 31, 2015 and December 31, 2014, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At March 31, 2015 and December 31, 2014, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. At March 31, 2015 and December 31, 2014, none of the securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity

At March 31, 2015 and December 31, 2014, the Company owned a held-to-maturity investment security with a carrying value of $0.5 million and a fair value of $0.5 million. This investment security matures in March 2016 and carries an interest rate of 1.3%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Portfolio Maturities

The final stated maturities of the debt securities are as follows at the dates indicated:

	At March 31, 2015			At December 31, 2014
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$5,985	$6,027	2.42%	$3,057	$3,081	3.00%
After 1 year through 5 years	55,299	56,593	2.46%	55,631	56,586	2.48%
After 5 years through 10 years	94,946	96,674	1.98%	103,268	104,208	2.00%
Over 10 years	405,392	404,837	1.91%	390,685	385,913	1.91%
	$561,622	$564,131	1.98%	$552,641	$549,788	1.99%
Investment securities held-to-maturity:
Within 1 year	$500	$500	1.30%	$—	$—	—%
After 1 year through 5 years	—	—	—%	500	500	1.30%
	$500	$500	1.30%	$500	$500	1.30%

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. At March 31, 2015, issuers of debt securities with an estimated fair value of $12.0 million had the right to call or prepay the obligations. Of the $12.0 million, $8.0 million matures in 1 - 5 years and $4.0 million matures in 6 - 10 years. At December 31, 2014, issuers of debt securities with an estimated fair value of $16.1 million had the right to call or prepay the obligations. Of the $16.1 million, approximately $5.0 million matures in 1 - 5 years, $9.9 million matures in 6 - 10 years and $1.2 million matures after ten years. MBSs and CMOs are included above based on their contractual maturities; the remaining lives, however, are expected to be shorter due to anticipated prepayments.

Security Sales

Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain on loss on the sale. There were no security sales during the three-month periods ended March 31, 2015 and 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2015
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,471,054	4.16%	$243,086	4.24%	$1,714,140	4.17%
Multi-family mortgage	590,590	4.10%	61,910	4.48%	652,500	4.13%
Construction	132,229	3.71%	2,018	5.42%	134,247	3.73%
Total commercial real estate loans	2,193,873	4.12%	307,014	4.30%	2,500,887	4.14%
Commercial loans and leases:
Commercial	515,375	3.85%	44,969	4.33%	560,344	3.89%
Equipment financing	602,045	6.88%	12,256	6.14%	614,301	6.87%
Condominium association	52,707	4.59%	—	—%	52,707	4.59%
Total commercial loans and leases	1,170,127	5.44%	57,225	4.72%	1,227,352	5.41%
Indirect automobile loans	23,335	5.69%	—	—%	23,335	5.69%
Consumer loans:
Residential mortgage	482,774	3.59%	96,220	3.81%	578,994	3.63%
Home equity	191,715	3.35%	100,483	3.85%	292,198	3.53%
Other consumer	11,666	4.95%	162	16.61%	11,828	5.11%
Total consumer loans	686,155	3.55%	196,865	3.84%	883,020	3.62%
Total loans and leases	$4,073,490	4.41%	$561,104	4.18%	$4,634,594	4.39%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,425,621	4.18%	$254,461	4.29%	$1,680,082	4.20%
Multi-family mortgage	576,214	4.11%	63,492	4.50%	639,706	4.15%
Construction	146,074	3.79%	1,939	5.50%	148,013	3.81%
Total commercial real estate loans	2,147,909	4.13%	319,892	4.34%	2,467,801	4.16%
Commercial loans and leases:
Commercial	462,730	3.88%	51,347	4.14%	514,077	3.91%
Equipment financing	587,496	6.92%	13,928	6.22%	601,424	6.90%
Condominium association	51,593	4.60%	—	—%	51,593	4.60%
Total commercial loans and leases	1,101,819	5.53%	65,275	4.58%	1,167,094	5.48%
Indirect automobile loans	316,987	4.47%	—	—%	316,987	4.47%
Consumer loans:
Residential mortgage	472,078	3.60%	99,842	3.77%	571,920	3.63%
Home equity	181,580	3.35%	105,478	3.85%	287,058	3.53%
Other consumer	11,580	5.13%	167	16.35%	11,747	5.29%
Total consumer loans	665,238	3.56%	205,487	3.82%	870,725	3.62%
Total loans and leases	$4,231,953	4.43%	$590,654	4.19%	$4,822,607	4.40%

The Company lends primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 35.5% of which is in the greater New York/New Jersey metropolitan area and 64.5% of which is in other areas in the United States of America at March 31, 2015, compared to 35.9% of which is in the greater New York/New Jersey metropolitan area and 64.1% of which is in other areas in the United States of America at December 31, 2014.

Competition for the indirect automobile loans increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Given this market condition, management ceased the Company's origination of indirect automobile loans in December 2014. For the quarter ended March 31, 2015, the Company sold over 90% of the portfolio for $255.2 million, which resulted in a loss of $11.8 thousand. Refer to Note 5, "Allowance for Loan and Lease Losses" for the impact of the sale on the Company's allowance for loan and lease losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period	$32,044	$45,789
Reclassification from nonaccretable difference for loans with improved cash flows	1,440	1,440
Accretion	(2,824)	(4,728)
Balance at end of period	$30,660	$42,501

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations is due to credit deterioration, or if the change in cash flow is related to noncredit events. This cash flow analysis is used to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the three months ended March 31, 2015 and 2014, accretable yield adjustments totaling $1.4 million were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans and leases totaled $2.1 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively.

Loans and Leases Pledged as Collateral

At March 31, 2015 and December 31, 2014, there were $2.0 billion and $1.6 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at March 31, 2015 and December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(388)	(450)	(820)	(7)	—	(1,665)
Recoveries	—	212	581	18	—	811
Provision (credit) for loan and lease losses	254	3,365	(1,634)	249	67	2,301
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106

	Three Months Ended March 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(551)	(289)	(210)	—	(1,050)
Recoveries	—	251	104	29	—	384
Provision for loan and lease losses	1,836	624	(75)	(84)	116	2,417
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224

The liability for unfunded credit commitments, which is included in other liabilities, was $1.2 million, $1.3 million and $1.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The liability for unfunded credit commitments reflects changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2015 and 2014.

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$254	$1,836
Commercial	3,365	624
Indirect automobile	(1,634)	(75)
Consumer	249	(84)
Unallocated	67	116
Total provision for loan and lease losses	2,301	2,417
Unfunded credit commitments	(38)	26
Total provision for credit losses	$2,263	$2,443

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
At and for the Three Months Ended March 31, 2015 and 2014

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

The general allowance for loan and lease losses was $49.7 million at March 31, 2015, compared to $50.1 million at December 31, 2014. The general portion of the allowance for loan and lease losses decreased by $0.4 million during the three months ended March 31, 2015, largely a result of the sale of the indirect automobile portfolio, partially offset by growth in commercial real estate and commercial loan and lease portfolios. The sale of the indirect automobile portfolio resulted in a release of $1.9 million in the general allowance for loan and lease losses.

Specific Allowance

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as deemed necessary.

The specific allowance for loan and lease losses was $2.9 million at March 31, 2015, compared to $1.2 million at December 31, 2014. The specific allowance increased by $1.7 million during the three months ended March 31, 2015, primarily due to one commercial relationship which was downgraded during the three months ended March 31, 2015.

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

The unallocated allowance for loan and lease losses was $2.5 million at March 31, 2015, compared to $2.4 million at December 31, 2014. The unallocated portion of the allowance for loan and lease losses increased by $0.1 million during the three months ended March 31, 2015, largely as the result of the increase in overall allowance for loan and lease losses.

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
At and for the Three Months Ended March 31, 2015 and 2014

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Credit Quality Information

The following tables present the recorded investment in loans in each class at March 31, 2015 by credit quality indicator.

	At March 31, 2015
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,454,500	$589,373	$132,229	$499,770	$598,603	$52,707	$11,621
OAEM	13,368	1,217	—	6,665	896	—	—
Substandard	3,186	—	—	7,997	1,106	—	45
Doubtful	—	—	—	943	1,440	—	—
Total originated	1,471,054	590,590	132,229	515,375	602,045	52,707	11,666

Acquired:
Loan rating:
Pass	226,510	59,169	1,791	39,101	12,186	—	162
OAEM	8,177	1,008	227	1,568	—	—	—
Substandard	7,978	1,733	—	4,208	70	—	—
Doubtful	421	—	—	92	—	—	—
Total acquired	243,086	61,910	2,018	44,969	12,256	—	162

Total loans	$1,714,140	$652,500	$134,247	$560,344	$614,301	$52,707	$11,828

At March 31, 2015, there were no loans categorized as definite loss.

	At March 31, 2015
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$15,915	68.2%
661-700	5,403	23.2%
660 and below	1,781	7.6%
Data not available	236	1.0%
Total loans	$23,335	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At March 31, 2015
	Residential Mortgage		Home Equity
	(In Thousands)	(Percent)	(In Thousands)	(Percent)
Originated:
Loan-to-value ratio:
Less than 50%	$105,225	18.1%	$122,455	41.9%
50% - 69%	194,651	33.6%	37,398	12.8%
70% - 79%	162,574	28.1%	27,437	9.4%
80% and over	18,015	3.1%	3,352	1.2%
Data not available	2,309	0.4%	1,073	0.4%
Total originated	482,774	83.3%	191,715	65.7%

Acquired:
Loan-to-value ratio:
Less than 50%	18,962	3.3%	66,105	22.6%
50% - 69%	34,476	6.0%	23,163	7.9%
70% - 79%	22,022	3.8%	9,040	3.1%
80% and over	16,114	2.8%	1,170	0.4%
Data not available	4,646	0.8%	1,005	0.3%
Total acquired	96,220	16.7%	100,483	34.3%

Total loans	$578,994	100.0%	$292,198	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

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

At December 31, 2014, there were no loans categorized as definite loss.

	At December 31, 2014
	Indirect Automobile
	(In Thousands)	(Percent)
Originated:
Credit score:
Over 700	$262,160	82.7%
661-700	43,422	13.7%
660 and below	9,927	3.1%
Data not available	1,478	0.5%
Total loans	$316,987	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
	Residential Mortgage		Home Equity
	(In Thousands)	(Percent)	(In Thousands)	(Percent)
Originated:
Loan-to-value ratio:
Less than 50%	$105,342	18.4%	$113,541	39.6%
50% - 69%	179,319	31.4%	35,660	12.4%
70% - 79%	166,467	29.1%	27,123	9.4%
80% and over	19,335	3.4%	4,195	1.5%
Data not available	1,615	0.3%	1,061	0.4%
Total originated	472,078	82.6%	181,580	63.2%

Acquired:
Loan-to-value ratio:
Less than 50%	19,574	3.4%	70,293	24.5%
50% - 69%	35,131	6.2%	22,581	7.9%
70% - 79%	22,972	4.0%	10,569	3.7%
80% and over	16,268	2.8%	1,178	0.4%
Data not available	5,897	1.0%	857	0.3%
Total acquired	99,842	17.4%	105,478	36.8%

Total loans	$571,920	100.0%	$287,058	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$179	$1,122	$200	$1,501	$1,469,553	$1,471,054	$—	$3,135
Multi-family mortgage	—	—	—	—	590,590	590,590	—	—
Construction	—	—	—	—	132,229	132,229	—	—
Total commercial real estate loans	179	1,122	200	1,501	2,192,372	2,193,873	—	3,135
Commercial loans and leases:
Commercial	793	52	2,080	2,925	512,450	515,375	—	8,810
Equipment financing	1,659	355	1,775	3,789	598,256	602,045	—	2,321
Condominium association	363	—	—	363	52,344	52,707	—	—
Total commercial loans and leases	2,815	407	3,855	7,077	1,163,050	1,170,127	—	11,131
Indirect automobile	1,957	624	130	2,711	20,624	23,335	—	468
Consumer loans:
Residential mortgage	173	329	499	1,001	481,773	482,774	—	2,290
Home equity	159	—	204	363	191,352	191,715	—	235
Other consumer	24	6	37	67	11,599	11,666	—	45
Total consumer loans	356	335	740	1,431	684,724	686,155	—	2,570
Total originated loans and leases	$5,307	$2,488	$4,925	$12,720	$4,060,770	$4,073,490	$—	$17,304

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At March 31, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$3,186	$387	$3,180	$6,753	$236,333	$243,086	$3,065	$115
Multi-family mortgage	690	—	2,188	2,878	59,032	61,910	2,188	—
Construction	—	227	—	227	1,791	2,018	—	—
Total commercial real estate loans	3,876	614	5,368	9,858	297,156	307,014	5,253	115
Commercial loans and leases:
Commercial	348	594	3,309	4,251	40,718	44,969	624	3,229
Equipment financing	—	—	62	62	12,194	12,256	72	—
Total commercial loans and leases	348	594	3,371	4,313	52,912	57,225	696	3,229
Consumer loans:
Residential mortgage	66	51	2,419	2,536	93,684	96,220	2,077	342
Home equity	892	149	968	2,009	98,474	100,483	35	1,744
Other consumer	—	—	—	—	162	162	—	—
Total consumer loans	958	200	3,387	4,545	192,320	196,865	2,112	2,086
Total acquired loans and leases	$5,182	$1,408	$12,126	$18,716	$542,388	$561,104	$8,061	$5,430

Total loans and leases	$10,489	$3,896	$17,051	$31,436	$4,603,158	$4,634,594	$8,061	$22,734

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$989	$3,705	$2,387	$7,081	$247,380	$254,461	$2,387	$—
Multi-family mortgage	195	729	363	1,287	62,205	63,492	363	—
Construction	—	—	—	—	1,939	1,939	—	—
Total commercial real estate loans	1,184	4,434	2,750	8,368	311,524	319,892	2,750	—
Commercial loans and leases:
Commercial	712	488	3,033	4,233	47,114	51,347	624	2,474
Equipment financing	2	52	66	120	13,808	13,928	73	9
Total commercial loans and leases	714	540	3,099	4,353	60,922	65,275	697	2,483
Consumer loans:
Residential mortgage	—	—	2,715	2,715	97,127	99,842	2,372	342
Home equity	1,005	733	923	2,661	102,817	105,478	187	1,757
Other consumer	—	—	—	—	167	167	—	—
Total consumer loans	1,005	733	3,638	5,376	200,111	205,487	2,559	2,099
Total acquired loans and leases	$2,903	$5,707	$9,487	$18,097	$572,557	$590,654	$6,006	$4,582

Total loan and leases	$12,439	$8,117	$14,364	$34,920	$4,787,687	$4,822,607	$6,008	$13,714

Commercial Real Estate Loans — At March 31, 2015, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 37.0%; multi-family mortgage loans — 14.1%; and construction loans — 2.9%.

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

Commercial Loans and Leases — At March 31, 2015, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 12.1%; equipment financing loans — 13.3%; and loans to condominium associations — 1.1%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.

Indirect Automobile Loans — At March 31, 2015, indirect automobile loans represented 0.5% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on payment status and historical loss rates.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Consumer Loans — At March 31, 2015, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 12.5%; home equity loans — 6.3%; and other consumer loans — 0.3%.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At March 31, 2015			At December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$4,914	$4,909	$—	$2,751	$2,748	$—
Commercial	15,020	14,998	—	13,440	13,421	—
Consumer	4,077	4,072	—	3,055	3,048	—
Total originated with no related allowance recorded	24,011	23,979	—	19,246	19,217	—
With an allowance recorded:
Commercial real estate	4,102	4,102	98	4,119	4,119	108
Commercial	5,726	5,717	2,411	2,019	2,011	768
Consumer	169	169	10	176	176	10
Total originated with an allowance recorded	9,997	9,988	2,519	6,314	6,306	886
Total originated impaired loans and leases	34,008	33,967	2,519	25,560	25,523	886

Acquired:
With no related allowance recorded:
Commercial real estate	10,011	10,026	—	9,413	9,428	—
Commercial	4,379	4,376	—	6,049	6,047	—
Consumer	7,365	7,366	—	6,688	6,688	—
Total acquired with no related allowance recorded	21,755	21,768	—	22,150	22,163	—
With an allowance recorded:
Commercial real estate	243	243	23	244	244	22
Commercial	872	872	287	478	478	214
Consumer	352	352	47	225	225	41
Total acquired with an allowance recorded	1,467	1,467	357	947	947	277
Total acquired impaired loans and leases	23,222	23,235	357	23,097	23,110	277

Total impaired loans and leases	$57,230	$57,202	$2,876	$48,657	$48,633	$1,163

(1)Includes originated and acquired nonaccrual loans of $15.6 million and $5.3 million, respectively at March 31, 2015.
(2)Includes originated and acquired nonaccrual loans of $7.1 million and $4.6 million, respectively at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$4,928	$22	$3,898	$36
Commercial	15,231	152	3,880	8
Consumer	4,080	15	3,832	13
Total originated with no related allowance recorded	24,239	189	11,610	57
With an allowance recorded:
Commercial real estate	4,109	50	164	—
Commercial	5,862	3	3,657	24
Consumer	172	—	298	—
Total originated with an allowance recorded	10,143	53	4,119	24
Total originated impaired loans and leases	34,382	242	15,729	81

Acquired:
With no related allowance recorded:
Commercial real estate	10,329	37	7,577	46
Commercial	4,503	15	8,221	36
Consumer	7,391	15	8,271	5
Total acquired with no related allowance recorded	22,223	67	24,069	87
With an allowance recorded:
Commercial real estate	244	—	4,420	37
Commercial	872	—	546	1
Consumer	360	2	—	—
Total acquired with an allowance recorded	1,476	2	4,966	38
Total acquired impaired loans and leases	23,699	69	29,035	125

Total impaired loans and leases	$58,081	$311	$44,764	$206

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$98	$2,411	$—	$10	$—	$2,519
Collectively evaluated for impairment	27,491	16,078	458	3,164	2,485	49,676
Total originated loans and leases	27,589	18,489	458	3,174	2,485	52,195

Acquired:
Individually evaluated for impairment	—	208	—	47	—	255
Collectively evaluated for impairment	634	217	—	23	—	874
Acquired with deteriorated credit quality	1,237	170	—	375	—	1,782
Total acquired loans and leases	1,871	595	—	445	—	2,911

Total allowance for loan and lease losses	$29,460	$19,084	$458	$3,619	$2,485	$55,106

Loans and Leases:
Originated:
Individually evaluated for impairment	$9,016	$20,746	$—	$4,246	$—	$34,008
Collectively evaluated for impairment	2,184,857	1,149,381	23,335	681,909	—	4,039,482
Total originated loans and leases	2,193,873	1,170,127	23,335	686,155	—	4,073,490

Acquired:
Individually evaluated for impairment	615	4,294	—	3,311	—	8,220
Collectively evaluated for impairment	91,081	31,615	—	127,262	—	249,958
Acquired with deteriorated credit quality	215,318	21,316	—	66,292	—	302,926
Total acquired loans and leases	307,014	57,225	—	196,865	—	561,104

Total loans and leases	$2,500,887	$1,227,352	$23,335	$883,020	$—	$4,634,594

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$108	$768	$—	$10	$—	$886
Collectively evaluated for impairment	27,457	14,631	2,331	3,088	2,418	49,925
Total originated loans and leases	27,565	15,399	2,331	3,098	2,418	50,811

Acquired:
Individually evaluated for impairment	—	144	—	41	—	185
Collectively evaluated for impairment	648	222	—	2	—	872
Acquired with deteriorated credit quality	1,381	192	—	218	—	1,791
Total acquired loans and leases	2,029	558	—	261	—	2,848

Total allowance for loan and lease losses	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

Loans and Leases:
Originated:
Individually evaluated for impairment	$6,870	$15,459	$—	$3,231	$—	$25,560
Collectively evaluated for impairment	2,141,039	1,086,360	316,987	662,007	—	4,206,393
Total originated loans and leases	2,147,909	1,101,819	316,987	665,238	—	4,231,953

Acquired:
Individually evaluated for impairment	626	4,458	—	2,562	—	7,646
Collectively evaluated for impairment	97,141	38,504	—	134,973	—	270,618
Acquired with deteriorated credit quality	222,125	22,313	—	67,952	—	312,390
Total acquired loans and leases	319,892	65,275	—	205,487	—	590,654

Total loans and leases	$2,467,801	$1,167,094	$316,987	$870,725	$—	$4,822,607

Troubled Debt Restructured Loans and Leases

A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate.

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,184	$14,815
On nonaccrual	6,126	5,625
Total troubled debt restructurings	$20,310	$20,440

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended March 31, 2015
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	3	$2,569	$2,568	$—	$248	$—	1	248
Equipment financing	1	112	112	—	—	—	1	491
Total Originated	4	2,681	2,680	—	248	—	2	739

Acquired:
Commercial	1	13	13	—	13	—	2	406
Residential mortgage	1	140	140	12	—	—	—	—
Total Acquired	2	153	153	12	13	—	2	406

Total	6	$2,834	$2,833	$12	$261	$—	4	$1,145

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended March 31, 2014
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$951	$—	$—	$—	—	$—
Equipment financing	1	384	382	—	382	—	2	266
Residential mortgage	1	498	498	—	498	—	—	—
Total	3	$1,835	$1,831	$—	$880	$—	2	$266

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

For the three months ended March 31, 2014, there were no troubled debt restructurings in the Company’s acquired portfolio.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Loans with one modification:
Adjusted interest rate	$140	$880
Combination maturity, principal, interest rate	125	—
Total loans with one modification	265	880

Loans with more than one modification:
Extended maturity	2,568	951
Total loans with more than one modification	2,568	951

Total loans with modifications	$2,833	$1,831

The financial impact of the modification of performing and nonperforming loans and leases for the three months ended March 31, 2015 was $0.03 million. There was no financial impact of the modification of performing and nonperforming loans and leases for the three months ended March 31, 2014.

As of March 31, 2015 and 2014, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Premises and Equipment

In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the three months ended March 31, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s unaudited consolidated statements of income. There was no sale of property during the quarter ended March 31, 2015.

(7)               Goodwill and Other Intangible Assets

The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2015	At December 31, 2014
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	11,717	12,455
Trade name	1,089	1,089
Total other intangible assets	12,806	13,544
Total goodwill and other intangible assets	$150,696	$151,434

The Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at March 31, 2015 is as follows:

Remainder of 2015	$2,173
Year ending:
2016	2,500
2017	2,089
2018	1,669
2019	1,295
Thereafter	1,991
Total	$11,717

(8)               Investments in Qualified Affordable Housing Projects

The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of March 31, 2015, the Company has investments in 8 projects. The Company is a limited partner in these projects given that its investments do not exceed 50% of the outstanding equity interest in any single project and project management is controlled by the general partner or project sponsor.

On January 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Under the proportional amortization method in ASU 2014-01, the initial costs of investment in qualified affordable housing projects are amortized in proportion to tax credits and other tax benefits received, and are recognized as a component of the provision of income taxes in the consolidated statements of income. Prior to the implementation of ASU 2014-01, the Company’s investments in qualified affordable housing projects were accounted for using the equity method where operating losses from these investments were included as a component of non-interest income in the consolidated statements of income. Further information regarding the Company's investments in affordable housing projects follows:

	At March 31, 2015	At December 31, 2014
	(In Thousands)
Investments in affordable housing projects included in other assets	$10,790	$10,313
Unfunded commitments related to affordable housing projects included in other liabilities	2,338	2,608

At and for the Three Months Ended March 31, 2015
(In Thousands)

Investments in affordable housing projects tax credits included in other liabilities	$397
Investments in affordable housing projects tax benefits included in other liabilities	164
Investment amortization included in pretax income	410
Amount recognized as income tax benefit	151

ASU 2014-01 was applied retrospectively to all periods presented. The cumulative effect on retained earnings was $1.1 million at January 1, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

The following table illustrates the prior period adjustments related to the adoption of ASU 2014-01.

At December 31, 2014
(In Thousands)
Other assets, as reported	$79,411
Prior period adjustment	1,068
Other assets, as adjusted	$80,479

Retained earnings, as reported	$83,792
Prior period adjustment	1,068
Retained earnings, as adjusted	$84,860

Three Months Ended March 31, 2014
(In Thousands)
Loss from investments in affordable housing projects, as reported	$504
Prior period adjustment	(504)
Loss from investments in affordable housing projects, as adjusted	$—

Provision for income taxes, as reported	$5,995
Prior period adjustment	384
Provision for income taxes, as adjusted	$6,379

Net income, as reported	$10,422
Prior period adjustment	120
Net income, as adjusted	$10,542

Earnings per share, as reported	$0.15
Prior period adjustment	—
Earnings per share, as adjusted	$0.15

Effective tax rate, as reported	35.60%
Prior period adjustment	1.18%
Effective tax rate, as adjusted	36.78%
(9)               Comprehensive Income/(Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2015 and March 31, 2014, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive income	3,369	—	3,369
Balance at March 31, 2015	$1,636	$111	$1,747

	Three Months Ended March 31, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	2,031	(52)	1,979
Balance at March 31, 2014	$(6,301)	$365	$(5,936)

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

(10)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2015 or December 31, 2014.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in the Company's unaudited consolidated statements of income. The Company had 22 interest-rate swaps related to this program with an aggregate notional amount of $110.2 million at March 31, 2015, compared with 22 interest-rate swaps with an aggregate notional amount of $109.4 million at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at March 31, 2015 and December 31, 2014.

	At March 31, 2015		At December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$3,642	$3,771	$2,676	$2,714

Changes in the fair value are recognized directly in the Company's unaudited consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
(Loss) gain recognized in income on derivatives	$(91)	$2

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties. The estimated net credit risk exposure was $129.8 thousand at March 31, 2015 compared to $39.3 thousand at December 31, 2014.

Certain of the derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $7.8 million and $5.4 million in the normal course of business at March 31, 2015 and December 31, 2014, respectively.

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2015
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$3,642	$—	$3,642	$—	$—	$3,642

Liability Derivatives	$3,771	$—	$3,771	$—	$7,849	$11,620

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	At December 31, 2014
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received) / Posted
	(In Thousands)
Asset Derivatives	$2,676	$—	$2,676	$—	$—	$2,676

Liability Derivatives	$2,714	$—	$2,714	$—	$5,353	$8,067

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

(11)       Stock Based Compensation

As of March 31, 2015, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan (the "2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan (the "2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of 20 financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on tangible equity, asset quality and total shareholder return. If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares will be forfeited. Dividends declared with respect to shares awarded are held by the Company and paid to the participant only when the shares vest.

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

Total expense for the Plans was $0.4 million for the three months ended March 31, 2015 and 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

(12)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$11,703	$11,703	$10,542	$10,542

Denominator:
Weighted average shares outstanding	70,036,090	70,036,090	69,875,473	69,875,473
Effect of dilutive securities	—	128,015	—	108,526
Adjusted weighted average shares outstanding	70,036,090	70,164,105	69,875,473	69,983,999

EPS	$0.17	$0.17	$0.15	$0.15

(13)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2015 and March 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$23,253	$—	$23,253
GSE CMOs	—	227,843	—	227,843
GSE MBSs	—	271,034	—	271,034
SBA commercial loan asset-backed securities	—	197	—	197
Corporate debt obligations	—	40,541	—	40,541
Trust preferred securities	—	1,262	—	1,262
Total debt securities	—	564,130	—	564,130
Marketable equity securities	985	—	—	985
Total investment securities available-for-sale	$985	$564,130	$—	$565,115

Interest-rate swaps	$—	$3,642	$—	$3,642

Liabilities:
Interest-rate swaps	$—	$3,771	$—	$3,771

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

	Carrying Value at December 31, 2014
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Investment securities available-for-sale, beginning of period	$—	$1,775
Total unrealized losses included in other comprehensive income	—	(85)
Investment securities available-for-sale, end of period	$—	$1,690

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2015 and 2014.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$16,530	$16,530
OREO	—	—	1,043	1,043
Repossessed assets	—	980	—	980
Total assets measured at fair value on a non-recurring basis	$—	$980	$17,573	$18,553

	Carrying Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,376	$6,376
OREO	—	—	953	953
Repossessed assets	—	503	—	503
Total assets measured at fair value on a non-recurring basis	$—	$503	$7,329	$7,832

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
At and for the Three Months Ended March 31, 2015 and 2014

Repossessed Assets

Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$16,530	$6,376	Appraisal of collateral (1)
Other real estate owned	$1,043	$953	Appraisal of collateral (1)

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

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At March 31, 2015
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	787	787	—	787	—
Loans and leases, net	4,579,488	4,592,417	—	—	4,592,417
Financial liabilities:
Certificates of deposit	1,051,580	1,061,059	—	1,061,059	—
Borrowed funds	924,925	931,448	—	931,448	—

At December 31, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	1,537	1,537	—	1,537	—
Loans and leases, net	4,768,948	4,753,605	—	—	4,753,605
Financial liabilities:
Certificates of deposit	946,708	949,320	—	949,320	—
Borrowed funds	1,126,404	1,132,940	—	1,132,940	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2015	At December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$56,739	$107,179
Commercial	74,264	102,353
Residential mortgage	9,878	20,520
Unadvanced portion of loans and leases	534,040	629,351
Unused lines of credit:
Home equity	249,810	244,603
Other consumer	11,743	10,876
Other commercial	859	728
Unused letters of credit:
Financial standby letters of credit	16,249	16,762
Performance standby letters of credit	10	3,126
Commercial and similar letters of credit	50	50
Back-to-back interest-rate swaps	110,152	109,362

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.2 million at March 31, 2015 and $1.3 million at December 31, 2014.
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
The fair value of interest rate swap assets and liabilities is $3.6 million and $3.8 million, respectively, at March 31, 2015. The fair value of interest rate swap assets and liabilities is $2.7 million and $2.7 million, respectively, at December 31, 2014.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2015 and 2014

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2015	4,130
Year ending:
2016	5,354
2017	4,831
2018	4,275
2019	3,361
Thereafter	12,266
Total	$34,217

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $1.2 million during the three months ended March 31, 2015. There was no lease acceleration expenses during the three months ended March 31, 2015. This compared to rental expense of $2.3 million during the three months ended March 31, 2014, which included $0.8 million in lease acceleration related to a relocation of an operations center and a closure of a branch property.

Legal Proceedings

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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The Company manages the Banks under uniform strategic objectives, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally, enhances management's motivation, service levels and, as a consequence, the Company's financial results. As such, while most back-office functions are consolidated at the holding company level, branding and decision-making, including credit decisioning and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers.

The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered bank, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The Federal Deposit Insurance Corporation ("FDIC") continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data

The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic*	$0.17	$0.16	$0.17	$0.15	$0.15
Book value per share (end of period)*	9.30	9.16	9.05	8.99	8.89
Tangible book value per share (end of period) (1)*	7.15	7.00	6.87	6.80	6.69
Dividends paid per common share	0.085	0.085	0.085	0.085	0.085
Stock price (end of period)	10.05	10.03	8.55	9.37	9.42

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.57%	3.50%	3.54%	3.63%	3.87%
Return on average assets*	0.80%	0.76%	0.83%	0.74%	0.79%
Return on average tangible assets (1)*	0.82%	0.78%	0.85%	0.76%	0.81%
Return on average stockholders’ equity*	7.22%	6.79%	7.41%	6.46%	6.78%
Return on average tangible stockholders' equity (1)*	9.41%	8.90%	9.77%	8.56%	9.01%
Dividend payout ratio (1)*	51.05%	54.93%	50.89%	58.87%	56.57%
Efficiency ratio (3)*	59.11%	62.27%	59.64%	62.11%	62.92%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.07%	0.07%	0.07%	0.06%	0.06%
Nonperforming loans and leases as a percentage of total loans and leases	0.49%	0.28%	0.37%	0.37%	0.41%
Nonperforming assets as a percentage of total assets*	0.43%	0.26%	0.35%	0.33%	0.36%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.19%	1.11%	1.12%	1.12%	1.13%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.28%	1.20%	1.26%	1.31%	1.33%

CAPITAL RATIOS
Stockholders’ equity to total assets*	11.32%	11.06%	11.08%	11.25%	11.47%
Tangible equity ratio (1)*	8.93%	8.68%	8.64%	8.75%	8.88%

FINANCIAL CONDITION DATA
Total assets*	$5,755,146	$5,800,948	$5,718,944	$5,588,306	$5,419,450
Total loans and leases	4,634,594	4,822,607	4,736,028	4,603,913	4,461,997
Allowance for loan and lease losses	55,106	53,659	52,822	51,686	50,224
Goodwill and identified intangible assets	150,696	151,434	152,261	153,089	153,916
Total deposits	4,114,795	3,958,106	3,889,204	3,861,147	3,847,650
Total borrowed funds	924,925	1,126,404	1,132,865	1,041,004	892,016
Stockholders’ equity*	651,319	641,818	633,379	628,483	621,464

EARNINGS DATA
Net interest income	$48,528	$47,576	$47,324	$46,434	$47,734
Provision for credit losses	2,263	1,724	2,034	2,276	2,443
Non-interest income*	4,470	4,541	6,189	3,822	5,628
Non-interest expense	31,326	32,455	31,914	31,215	33,576
Net income*	11,703	10,875	11,740	10,131	10,542

(1)	Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

(*)
Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

Executive Overview

Growth

Total assets of $5.8 billion at March 31, 2015 decreased $45.8 million, or 3.2%, on an annualized basis, from December 31, 2014. The decrease was driven by the sale of the indirect automobile portfolio during the first quarter of 2015.

The loan and lease portfolio decreased $188.0 million, or 15.6% on an annualized basis, to $4.6 billion at March 31, 2015 from $4.8 billion at December 31, 2014. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which totaled $3.7 billion, or 80.4% of total loans and leases, at March 31, 2015, increased $93.3 million, or 10.3% on an annualized basis, from $3.6 billion, or 75.4% of total loans and leases, at December 31, 2014. Loan growth in the Company’s commercial loan portfolios was offset by the sale of over 90% of the indirect automobile portfolio, or $255.2 million, during the same period.

Total deposits of $4.1 billion at March 31, 2015 increased slightly from December 31, 2014. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 6.9% annualized rate during the first three months of 2015.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.19% at March 31, 2015, compared to 1.11% at December 31, 2014. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.28% at March 31, 2015, compared to 1.20% at December 31, 2014. The Company continued to employ its historical underwriting methodology throughout the three-month period ended March 31, 2015.

Nonperforming assets at March 31, 2015 totaled $24.8 million, or 0.43% of total assets, as compared with $15.2 million, or 0.26% of total assets, at December 31, 2014. Net charge-offs for the three months ended March 31, 2015 were $0.9 million, or 0.07% annualized of average loans and leases, compared to $0.7 million, or 0.06% annualized, for the three months ended March 31, 2014.

Capital Strength

The Company is a well-capitalized bank holding company as defined for purposes of the Federal Reserve Board's Regulation Y. The Company's Common equity tier 1 capital ratio was 10.98% at March 31, 2015. The Company’s Tier 1 leverage ratio was 9.16% at March 31, 2015, compared to 9.01% at December 31, 2014. Tier 1 risk-based ratio was 11.26% at March 31, 2015, compared to 10.55% at December 31, 2014. Total risk-based ratio was 14.05% at March 31, 2015, compared to 13.24% at December 31, 2014. The Company's ratio of stockholders’ equity to total assets was 11.32% and 11.06% at March 31, 2015 and December 31, 2014, respectively. The Company's tangible equity ratio was 8.93% and 8.68% at March 31, 2015 and December 31, 2014, respectively.

Net Income

For the three months ended March 31, 2015, the Company reported net income of $11.7 million, or $0.17 per basic and diluted share, up $1.2 million, or 11.0%, from $10.5 million, or $0.15 per basic share, for the three months ended March 31, 2014. This increase in net income is primarily the result of an increase in net interest income of $0.8 million, a decrease in the provision for credit losses of $0.2 million, a decrease in non-interest expense of $2.3 million, offset by a decrease in non-interest income of $1.2 million and an increase in provision for income taxes of $0.7 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.80% and 0.79% for the three months ended March 31, 2015 and March 31, 2014, respectively. The annualized return on average stockholders’ equity was 7.22% and 6.78% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Net interest margin was 3.57% for the three months ended March 31, 2015, compared to 3.87% for the three months ended March 31, 2014. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a decrease in the yield on interest-earning assets by 26 basis points to 4.11% for the three months ended March 31, 2015 from 4.37% for the three months ended March 31, 2014 and an increase of 3 basis points in the Company's overall cost of funds to 0.63% for the three months ended March 31, 2015 from 0.60% for the three months ended March 31, 2014. The decrease in the yield on interest-earning assets was largely due to continued rate pressures on the commercial real estate portfolio. Despite the strength of the Company's net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds, continues to place significant pressure on the Company's net interest margin and net interest income.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2014 Annual Report on Form 10-K, management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, and income tax accounting as the Company’s most critical accounting policies.

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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in Thousands)
Net income, as reported*	$11,703	$10,875	$11,740	$10,131	$10,542

Average total assets*	$5,852,114	$5,757,715	$5,654,792	5,474,193	5,362,322
Less: Average goodwill and average identified intangible assets, net	151,125	151,932	152,755	153,577	154,447
Average tangible assets*	$5,700,989	$5,605,783	$5,502,037	$5,320,616	$5,207,875

Return on average tangible assets (annualized)*	0.82%	0.78%	0.85%	0.76%	0.81%

Average total stockholders’ equity*	$648,683	$640,706	$633,406	627,114	622,369
Less: Average goodwill and average identified intangible assets, net	151,125	151,932	152,755	153,577	154,447
Average tangible stockholders’ equity*	$497,558	$488,774	$480,651	$473,537	$467,922

Return on average tangible stockholders’ equity (annualized)*	9.41%	8.90%	9.77%	8.56%	9.01%
(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following tables summarize the Company’s tangible equity ratio and tangible book value per share at the dates indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in Thousands)
Total stockholders’ equity*	$651,319	$641,818	$633,379	$628,483	$621,464
Less: Goodwill and identified intangible assets, net	150,696	151,434	152,261	153,089	153,916
Tangible stockholders’ equity*	$500,623	$490,384	$481,118	$475,394	$467,548

Total assets*	$5,755,146	$5,800,948	$5,718,944	$5,588,306	$5,419,450
Less: Goodwill and identified intangible assets, net	150,696	151,434	152,261	153,089	153,916
Tangible assets*	$5,604,450	$5,649,514	$5,566,683	$5,435,217	$5,265,534

Tangible equity ratio*	8.93%	8.68%	8.64%	8.75%	8.88%
(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity*	$500,623	$490,384	$481,118	$475,394	$467,548

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	5,042,238	5,040,571	5,035,956	5,144,807	5,171,985
Less: Unallocated ESOP shares	241,803	251,382	261,453	271,524	281,595
Less: Unvested restricted shares	418,035	419,702	427,952	434,459	408,651
Common shares outstanding	70,042,369	70,032,790	70,019,084	69,893,655	69,882,214

Tangible book value per share*	$7.15	$7.00	$6.87	$6.80	$6.69
(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in Thousands)
Dividends paid	$5,974	$5,974	$5,974	$5,964	$5,964

Net income, as reported*	$11,703	$10,875	$11,740	$10,131	$10,542

Dividend payout ratio*	51.05%	54.93%	50.89%	58.87%	56.57%
(*) Previously reported amounts have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in Thousands)
Allowance for loan and lease losses	$55,106	$53,659	$52,822	$51,686	$50,224
Less: Allowance for acquired loan and lease losses	2,911	2,848	1,933	1,247	1,403
Allowance for originated loan and lease losses	$52,195	$50,811	$50,889	$50,439	$48,821

Total loans and leases	$4,634,594	$4,822,607	$4,736,028	$4,603,913	$4,461,997
Less: Total acquired loans and leases	561,103	590,654	709,404	747,106	779,747
Total originated loans and leases	$4,073,491	$4,231,953	$4,026,624	$3,856,807	$3,682,250

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.28%	1.20%	1.26%	1.31%	1.33%

Financial Condition

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At March 31, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,714,140	37.0%	$1,680,082	34.8%
Multi-family mortgage	652,500	14.1%	639,706	13.2%
Construction	134,247	2.9%	148,013	3.1%
Total commercial real estate loans	2,500,887	54.0%	2,467,801	51.1%
Commercial loans and leases:
Commercial	560,344	12.1%	514,077	10.7%
Equipment financing	614,301	13.3%	601,424	12.5%
Condominium association	52,707	1.1%	51,593	1.1%
Total commercial loans and leases	1,227,352	26.5%	1,167,094	24.3%
Indirect automobile	23,335	0.5%	316,987	6.6%
Consumer loans:
Residential mortgage	578,994	12.5%	571,920	11.9%
Home equity	292,198	6.3%	287,058	5.9%
Other consumer	11,828	0.3%	11,747	0.2%
Total consumer loans	883,020	19.1%	870,725	18.0%
Total loans and leases	4,634,594	100.0%	4,822,607	100.0%
Allowance for loan and lease losses	(55,106)		(53,659)
Net loans and leases	$4,579,488		$4,768,948

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the three months ended March 31, 2015:

	At March 31, 2015	At December 31, 2014	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,500,887	$2,467,801	$33,086	5.4%
Commercial	1,227,352	1,167,094	60,258	20.7%
Indirect automobile	23,335	316,987	(293,652)	N/A
Consumer	883,020	870,725	12,295	5.6%
Total loans and leases	$4,634,594	$4,822,607	$(188,013)	-15.6%
N/A - annualized percent change not meaningful

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

Commercial Real Estate Loans

The commercial real estate portfolio is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 54.0% of total loans and leases outstanding at March 31, 2015. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

Over 98% of the commercial real estate loans outstanding at March 31, 2015 were secured by properties located in New England. The commercial real estate portfolio at that date was composed primarily of loans secured by apartment buildings ($684.2 million), office buildings ($586.2 million), retail stores ($468.9 million), industrial properties ($280.2 million) and mixed-use properties ($195.4 million).

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

Commercial Loans and Leases

The commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 26.5% of total loans outstanding at March 31, 2015. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Approximately 52% of the commercial loans outstanding at March 31, 2015 were made to borrowers located in New England. Approximately 17% of the outstanding balances were made to borrowers in New York and New Jersey by the Company's equipment financing divisions. The remaining 31% of the commercial loans outstanding were made to borrowers in other areas in the United States of America. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

Credit extensions are made to established businesses on the basis of loan purpose and assessment of capacity to repay as determined by an analysis of their financial statements, the nature of collateral to secure the credit extension and, in most instances, the personal guarantee of the owner of the business as well as industry and general economic conditions. The Company also participates in U.S. Government programs such as the Small Business Administration (“SBA”) in both the 7A program and as an SBA preferred lender.

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

Indirect Automobile Loans

The indirect automobile loan portfolio represented 0.5% of total loans outstanding at March 31, 2015. Loans outstanding in the portfolio totaled $23.3 million at March 31, 2015, down from $317.0 million at December 31, 2014. In December 2014, the Company ceased the origination of indirect automobile loans. In March 2015, the Company sold $255.2 million of the indirect automobile loan portfolio. As of March 31, 2015 the Company continues to service the remaining portfolio.

Indirect automobile loans were made for the purchase of automobiles (both new and used) and light-duty trucks primarily by individuals, but also by corporations and other organizations. The loans were originated through over 200 dealerships located primarily in Massachusetts, but also in Connecticut, Rhode Island and New Hampshire. Dealer relationships are reviewed periodically for application quality, the ratio of loans approved to applications submitted and loan performance.

The Company’s indirect automobile loan policy limited origination of loans with credit scores of 660 or below to 5% of monthly indirect loan originations. At March 31, 2015, loans with credit scores of 660 or below were 7.6% of loans outstanding. The average-dollar original weighted credit score of loans in the portfolio at that date was 728. All loans required the purchase of single interest insurance by the borrower. The insurance was designed to protect the Company from loss when a loan is in default and the collateral value is impaired due to vehicle damage or the Company is unable to take possession of the vehicle.

Competition for the indirect automobile loans had increased significantly as credit unions and large national banks entered indirect automobile lending in a search for additional sources of income. That competition drove interest rates down and, in some cases, changed the manner in which interest rates were developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Given this market condition, management ceased the Company's origination of indirect automobile loans in December 2014 and sold over 90% of the portfolio for $255.2 million in March 2015.

Consumer Loans

The consumer loan portfolio is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 19.1% of total loans outstanding at March 31, 2015. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At March 31, 2015, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At March 31, 2015, originated other consumer loans equaled $11.7 million or 0.3% of total originated loans outstanding at that date. Equity and debt securities were pledged as collateral for a substantial part of the total of those loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At March 31, 2015, the Company had $62.3 million of total assets, including acquired assets, that were designated as criticized. This compares to $71.4 million of assets that were designated as criticized at December 31, 2014. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$3,250	$1,009
Commercial	12,039	5,196
Equipment financing	2,321	3,223
Indirect automobile	468	645
Residential mortgage	2,632	1,682
Home equity	1,979	1,918
Other consumer	45	41
Total nonaccrual loans and leases	22,734	13,714
OREO	1,043	953
Other repossessed assets	980	503
Total nonperforming assets	$24,757	$15,170

Loans and leases past due greater than 90 days and still accruing	$8,061	$6,008

Total nonperforming loans and leases as a percentage of total loans and leases	0.49%	0.28%
Total nonperforming assets as a percentage of total assets	0.43%	0.26%

Total nonperforming assets, which are composed of nonaccrual loans and leases, OREO and other repossessed assets, increased $9.6 million from $15.2 million at December 31, 2014 to $24.8 million at March 31, 2015. The increase was primarily due to one commercial relationship which was downgraded during the quarter, which had an outstanding loan amount of $8.4 million.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$14,184	$14,815
On nonaccrual	6,126	5,625
Total troubled debt restructurings	$20,310	$20,440

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended March 31,
	2015	2014

Balance at beginning of period	$20,440	$18,348
Additions	2,833	880
Charge-offs	(28)	(81)
Repayments	(2,935)	(656)
Other reductions (1)	—	(195)
Balance at end of period	$20,310	$18,296
(1) Other reductions include transfers to OREO and change in troubled debt restructuring status.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses consists of general, specific and unallocated allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors, which includes estimates of incurred losses over an estimated loss emergence period ("LEP"), assigned to each risk rating by type, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss. During the three months ended March 31, 2015, management changed the reserve factor for the indirect automobile loans based on a review of the credit metrics of the remaining portfolio. There were no adjustments to the other portfolios during the period.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2015 and 2014.

	At and for the Three Months Ended March 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(388)	(450)	(820)	(7)	—	(1,665)
Recoveries	—	212	581	18	—	811
Provision (credit) for loan and lease losses	254	3,365	(1,634)	249	67	2,301
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106

Total loans and leases	$2,500,887	$1,227,352	$23,335	$883,020	N/A	$4,634,594
Allowance for loan and lease losses as a percentage of total loans and leases	1.18%	1.55%	1.96%	0.41%	N/A	1.19%

	At and for the Three Months Ended March 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(551)	(289)	(210)	—	(1,050)
Recoveries	—	251	104	29	—	384
Provision (credit) for loan and lease losses	1,836	624	(75)	(84)	116	2,417
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224

Total loans and leases	$2,274,475	$1,011,437	$373,965	$802,120	N/A	$4,461,997
Allowance for loan and lease losses as a percentage of total loans and leases	1.09%	1.54%	0.98%	0.39%	N/A	1.13%

The allowance for loan and lease losses was $55.1 million at March 31, 2015, or 1.19% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 1.11% of total loans and leases outstanding at December 31, 2014. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2014 to March 31, 2015 is due to a specific reserve recorded for a commercial relationship which was downgraded during the quarter, additional reserves recorded for continued loan growth, partially offset by release of reserves related to the sale of the indirect automobile portfolio.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $29.5 million at March 31, 2015, or 1.18% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $29.6 million, or 1.20% of total commercial real estate loans outstanding at December 31, 2014. Specific reserves on commercial real estate loans was $0.1 million at March 31, 2015 and December 31, 2014. The $0.1 million decrease in the allowance for commercial real estate loan losses during the first three months of 2015 was primarily driven by improved credit quality of the commercial real estate loans despite of loan growth of $33.1 million, or 5.4% on an annualized basis, from December 31, 2014.

The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.49% at March 31, 2015 from 1.81% at December 31, 2014. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.14% at March 31, 2015 from 0.05% at December 31, 2014.

Net charge-offs in the commercial real estate loan portfolio for the three-month periods ended March 31, 2015 was $0.4 million. As a percentage of average commercial real estate loan portfolios, annualized net charge-offs for the three-month period ended March 31, 2015 was 0.06%. Net charge-offs for the three-month period ended March 31, 2014 were negligible.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $19.1 million, or 1.55% of total commercial loans and leases outstanding, at March 31, 2015, compared to $16.0 million, or 1.37%, at December 31, 2014.  Specific reserves on commercial loans and leases increased from $1.0 million at December 31, 2014 to $2.7 million at March 31, 2015. The $3.1 million increase in the allowance for commercial loan and lease losses during the first three months of 2015 was primarily driven by deterioration of one relationship in the commercial loans and leases portfolio.

The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.04% at March 31, 2015 as compared to 2.28% at December 31, 2014. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 0.95% at March 31, 2015 from 0.54% at December 31, 2014.

Net charge-offs in the commercial loan and lease portfolio for the three-month periods ended March 31, 2015 and March 31, 2014 were $0.2 million and $0.3 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2015 and March 31, 2014 were 0.08% and 0.12%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $0.5 million, or 1.96% of total indirect automobile loans outstanding, at March 31, 2015, compared to $2.3 million, or 0.74% of the indirect automobile portfolio outstanding, at December 31, 2014.  The $1.9 million decrease in the allowance for indirect automobile loan losses was primarily a result of the sale of the indirect automobile portfolio. The loans outstanding decreased $293.7 million from $317.0 million at December 31, 2014 to $23.3 million at March 31, 2015. The allowance ratio increased due to a change in the reserve factor for the indirect automobile loans based on a review of the credit metrics of the remaining portfolio. There were no loans individually evaluated for impairment in the indirect automobile portfolio at March 31, 2015 and December 31, 2014.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased to 7.6% at March 31, 2015 from 3.1% at December 31, 2014. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased to 2.01% at March 31, 2015 compared to 0.2% at December 31, 2014.

Net charge-offs in the indirect automobile portfolio for the three-month periods ended March 31, 2015 and 2014 were constant at $0.2 million. As a percentage of average loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2015 and March 31, 2014 were 0.34% and 0.19% respectively.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $3.6 million, or 0.41% of total consumer loans and leases outstanding, at March 31, 2015, compared to $3.4 million or 0.39% at December 31, 2014. There was nominal reserve for consumer loans individually evaluated for impairment at March 31, 2015 and December 31, 2014. The $0.2 million increase in the allowance for consumer loans during the first three months of 2015 was primarily driven by loan growth of $12.3 million, or 5.6%, on an annualized basis, from December 31, 2014. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.37% at March 31, 2015 from 0.23% at December 31, 2014.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The exposure to loss is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies at March 31, 2015. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three-month periods ended March 31, 2015 and 2014 was nominal and $0.2 million respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three-month periods ended March 31, 2015 and March 31, 2014 were negligible and 0.09%, respectively.

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

The unallocated allowance for loan and lease losses was $2.5 million at March 31, 2015, compared to $2.4 million at December 31, 2014.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2015			At December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$20,809	37.8%	37.0%	$20,858	38.9%	34.8%
Multi-family	5,186	9.4%	14.1%	5,057	9.4%	13.2%
Construction	3,465	6.3%	2.9%	3,679	6.9%	3.1%
Total commercial real estate loans	29,460	53.5%	54.0%	29,594	55.2%	51.1%
Commercial loans and leases:
Commercial	10,076	18.3%	12.1%	7,463	13.9%	10.7%
Equipment financing	8,618	15.6%	13.3%	8,112	15.1%	12.5%
Condominium association	390	0.7%	1.1%	382	0.7%	1.1%
Total commercial loans and leases	19,084	34.6%	26.5%	15,957	29.7%	24.3%
Indirect automobile	458	0.8%	0.5%	2,331	4.3%	6.6%
Consumer loans:
Residential mortgage	1,573	2.9%	12.5%	1,392	2.6%	11.9%
Home equity	1,925	3.5%	6.3%	1,846	3.5%	5.9%
Other consumer	121	0.2%	0.3%	121	0.2%	0.2%
Total consumer loans	3,619	6.6%	19.1%	3,359	6.3%	18.0%
Unallocated	2,485	4.5%	0.0%	2,418	4.5%	0.0%
Total	$55,106	100.0%	100.0%	$53,659	100.0%	100.0%
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

Cash, cash equivalents, and investment securities increased approximately $148.7 million, or 96.9% on an annualized basis, to $762.7 million at March 31, 2015 from $614.0 million at December 31, 2014. The increase was primarily driven by the sale of the indirect automobile portfolio, offset by the pay down of FHLBB advances. Cash, cash equivalents, and investment securities were 13.3% of total assets at March 31, 2015, compared to 10.6% of total assets at December 31, 2014.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At March 31, 2015		At December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$22,890	$23,253	$22,929	$22,988
GSE CMOs	229,591	227,843	238,910	234,169
GSE MBSs	267,648	271,034	249,329	250,981
SBA commercial loan asset-backed securities	199	197	205	203
Corporate debt obligations	39,829	40,541	39,805	40,207
Trust preferred securities	1,464	1,262	1,463	1,240
Total debt securities	561,621	564,130	552,641	549,788
Marketable equity securities	950	985	947	973
Total investment securities available-for-sale	$562,571	$565,115	$553,588	$550,761

Investment securities held-to-maturity	$500	$500	$500	$500

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include certain U.S. and government agency debt securities, GSE residential MBSs and CMOs, corporate debt securities, SBA commercial loan asset-backed securities, and trust preferred securities, all of which are included in Level 2.

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

Maturities, calls and principal repayments totaled $20.0 million for the three months ended March 31, 2015 compared to $17.0 million for the same period in 2014. During the three months ended March 31, 2015, the Company purchased $29.5 million of investment securities available-for-sale and no investment securities held-to-maturity compared to $48.5 million of investment securities available-for-sale and $0.5 million of investment securities held-to-maturity for the same period in 2014. During the three months ended March 31, 2015 and March 31, 2014, the Company did not sell any investment securities available-for-sale or held-to-maturity.

At March 31, 2015, the fair value of all investment securities available-for-sale was $565.1 million, with net unrealized gains of $2.5 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million at December 31, 2014. At March 31, 2015, $194.0 million, or 34.3% of the portfolio, had gross unrealized losses of $2.7 million. This compares to $335.7 million, or 60.9% of the portfolio, with gross unrealized losses of $6.0 million at December 31, 2014. The decrease in unrealized losses over the first three months of 2015 was driven by decreases in interest rates.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that these investment securities are not other-than-temporarily impaired at March 31, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 12, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. At March 31, 2015 and December 31, 2014, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.0 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. At March 31, 2015, the Company maintains an excess balance of capital stock of $16.0 million compared to $7.8 million at December 31, 2014, which allows for additional borrowing capacity at each Bank. At March 31, 2015 and December 31, 2014, the Company owned stock in the FHLBB with a carrying value of $58.3 million. The FHLBB stated that it remained in compliance with all regulatory capital ratios at March 31, 2015 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At March 31, 2015			At December 31, 2014
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$729,932	17.7%	0.00%	$726,118	18.3%	0.00%

NOW accounts	237,200	5.8%	0.07%	235,063	5.9%	0.07%
Savings accounts	571,030	13.8%	0.19%	531,727	13.4%	0.21%
Money market accounts	1,525,053	37.1%	0.44%	1,518,490	38.4%	0.52%
Certificate of deposit accounts	1,051,580	25.6%	0.87%	946,708	23.9%	0.88%
Total interest-bearing deposits	3,384,863	82.3%	0.51%	3,231,988	81.7%	0.54%
Total deposits	$4,114,795	100.0%	0.42%	$3,958,106	100.0%	0.44%

Total deposits increased $156.7 million, or 15.8% on an annualized basis, to $4.1 billion at March 31, 2015 as compared to $4.0 billion at December 31, 2014. Deposits as percentage of total assets increased from 68.2% at December 31, 2014 to 71.5% at March 31, 2015. The increase in deposit percentage is primarily due to the growth in brokered deposits and the pay down of FHLBB advances.

At March 31, 2015, the Company had $172.9 million of brokered deposits compared to $62.0 million at December 31, 2014. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. Brokered deposits are included in the certificate of deposit balance, which increased $104.9 million, or 44.3% on an annualized basis, during the first three months of 2015. Certificates of deposit have also increased as a percentage of total deposits to 25.6% at March 31, 2015 from 23.9% at December 31, 2014.

During the first three months of 2015, core deposits increased $51.8 million, or 6.9% on an annualized basis. However, as a percentage of total deposits, the ratio decreased from 76.1% at December 31, 2014 to 74.4% at March 31, 2015, primarily due to the shift in deposit mix and increase in brokered deposits.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$728,099	17.9%	0.00%	$698,462	18.2%	0.00%
NOW accounts	237,718	5.8%	0.07%	206,226	5.4%	0.08%
Savings accounts	541,595	13.3%	0.20%	508,555	13.2%	0.24%
Money market accounts	1,536,751	37.7%	0.48%	1,505,992	39.1%	0.53%
Total core deposits	3,044,163	74.7%	0.28%	2,919,235	75.9%	0.32%
Certificate of deposit accounts	1,033,511	25.3%	0.85%	927,199	24.1%	0.87%
Total deposits	$4,077,674	100.0%	0.43%	$3,846,434	100.0%	0.45%

The following table sets forth the maturity periods for certificates of deposit of $100,000 or more deposited with the Company at the dates indicated:

	At March 31, 2015		At December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$165,969	0.69%	$179,890	0.70%
Over six months through 12 months	156,703	0.66%	135,342	0.72%
Over 12 months	272,921	1.04%	168,486	1.18%
	$595,593	0.84%	$483,718	0.87%

Borrowed Funds

The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Average balance outstanding	$1,061,904	$842,167
Maximum amount outstanding at any month-end during the period	1,094,459	892,016
Balance outstanding at end of period	924,925	892,016
Weighted average interest rate for the period	1.42%	1.27%
Weighted average interest rate at end of period	1.58%	1.20%

Advances from the FHLBB

On a long-term basis the Company intends to continue to increase its core deposits. The Company also uses FHLBB borrowings and other wholesale borrowing opportunistically as part of the Company’s overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by blanket security agreements which require the Banks to maintain as collateral certain qualifying assets, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the FRB “discount window” as necessary.

FHLBB borrowings decreased $0.2 billion to $0.8 billion at March 31, 2015 from $1.0 billion at December 31, 2014. The decrease in FHLBB borrowings was primarily due to maturities of advances from the FHLBB.

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $4.0 million during the three months ended March 31, 2015, from $39.6 million at December 31, 2014 to $35.6 million at March 31, 2015, as customers shifted funds into other deposit products.

Subordinated Debentures and Notes

In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. In the first quarter of 2013, the Company repaid $3.0 million in subordinated debt before the scheduled maturity in 2031 given the fixed, high cost of the borrowing.

In the third quarter of 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2014, the Company capitalized $1.5 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at March 31, 2015	Carrying Amount at December 31, 2014
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2015	$4,703	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 17, 2015	$4,554	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,549	$73,524

The above carrying amounts of the acquired subordinated debentures included $0.7 million of accretion adjustments and $1.5 million of capitalized debt issuance costs as of March 31, 2015.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2015 or December 31, 2014. The following table summarizes certain information concerning the Company’s interest-rate swaps at March 31, 2015 and at December 31, 2014:

	Interest-Rate Swaps
	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Notional principal amounts	$110,152	$109,362
Fixed weighted average interest rate from the Company to counterparty	4.72%	4.72%
Floating weighted average interest rate from counterparty to the Company	3.57%	3.83%
Weighted average remaining term to maturity (in months)	98	100
Fair value:
Recognized as an asset	$3,642	$2,676
Recognized as a liability	$3,771	$2,714

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $651.3 million at March 31, 2015, a $9.5 million increase compared to $641.8 million at December 31, 2014. The increase primarily reflects net income attributable to the Company of $11.7 million for the three months ended March 31, 2015, an unrealized gain on securities available-for-sale of $3.4 million (after-tax), an increase of $0.3 million related to stock-based compensation, offset by dividends of $6.0 million paid in that same period.

Stockholders’ equity represented 11.32% of total assets at March 31, 2015, as compared to 11.06% at December 31, 2014. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.93% of tangible assets (total assets less goodwill and identified intangible assets, net) at March 31, 2015, as compared to 8.68% at December 31, 2014.

For the three months ended March 31, 2015, the dividend payout ratio was 51.05%, compared to 54.93% for the three months ended December 31, 2014.

Results of Operations — Comparison of the Three-Month Periods Ended March 31, 2015 and March 31, 2014

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

Net Interest Income

Net interest income of $48.5 million for the quarter ended March 31, 2015 increased $0.8 million, or 1.7%, as compared to the first quarter of 2014. This overall increase was a result of an increase in total interest income of $1.9 million, or 3.5%, to $56.6 million at March 31, 2015 from $54.7 million at March 31, 2014, offset by an increase in interest expense of $1.1 million, or 16.1%, to $8.1 million at March 31, 2015 from $7.0 million at March 31, 2014. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2015 and March 31, 2014 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2015 and March 31, 2014 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin decreased to 3.57% in the first quarter of 2015 from 3.87% in the first quarter of 2014. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.11% in the first quarter of 2015 from 4.37% during the first quarter of 2014. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by a slight increase in prepayment penalties and late charges. During the first quarter of 2015, the Company benefited from a $1.2 million accretion on acquired loans and leases, which contributed 11 basis points to yields on interest-earning assets, compares to $4.2 million, or 34 basis points, in the first quarter of 2014. In addition, the Company recorded a $0.6 million prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets, in the first quarter of 2015, compares to $0.1 million, or 1 basis points, in the first quarter of 2014.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 3 basis points to 0.63% for the three months ended March 31, 2015 from 0.60% for the three months ended March 31, 2014. The increase was driven by the issuance of subordinated notes in September 2014.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months and three months ended March 31, 2015 and March 31, 2014. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$555,558	$2,683	1.93%	$502,598	$2,263	1.80%
Marketable and restricted equity securities	74,836	566	3.03%	66,954	497	2.97%
Short-term investments	49,841	21	0.17%	45,834	44	0.38%
Total investments	680,235	3,270	1.92%	615,386	2,804	1.82%
Commercial real estate loans (2)	2,475,950	26,245	4.24%	2,228,495	25,702	4.61%
Commercial loans and leases (2)	610,695	6,506	4.26%	476,455	4,693	3.94%
Equipment financing (2)	611,309	10,544	6.90%	522,288	11,037	8.45%
Indirect automobile loans (2)	282,494	2,142	3.08%	384,833	3,264	3.44%
Residential mortgage loans (2)	576,858	5,307	3.68%	532,593	4,809	3.61%
Other consumer loans (2)	299,119	2,828	3.83%	267,204	2,579	3.91%
Total loans and leases	4,856,425	53,572	4.41%	4,411,868	52,084	4.72%
Total interest-earning assets	5,536,660	56,842	4.11%	5,027,254	54,888	4.37%
Allowance for loan and lease losses	(54,319)			(49,087)
Non-interest-earning assets	369,773			384,155
Total assets	$5,852,114			$5,362,322

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$237,718	44	0.07%	$206,226	41	0.08%
Savings accounts	541,595	273	0.20%	508,555	303	0.24%
Money market accounts	1,536,751	1,816	0.48%	1,505,992	1,959	0.53%
Certificates of deposit	1,033,511	2,171	0.85%	927,199	1,988	0.87%
Total interest-bearing deposits (3)	3,349,575	4,304	0.52%	3,147,972	4,291	0.55%
Advances from the FHLBB	941,314	2,504	1.06%	803,729	2,531	1.26%
Subordinated debentures and notes	82,784	1,248	6.03%	9,170	99	4.32%
Other borrowed funds	37,806	25	0.26%	29,268	39	0.54%
Total borrowed funds	1,061,904	3,777	1.42%	842,167	2,669	1.27%
Total interest-bearing liabilities	4,411,479	8,081	0.74%	3,990,139	6,960	0.71%
Non-interest-bearing liabilities:
Demand checking accounts (3)	728,099			698,462
Other non-interest-bearing liabilities	59,226			47,103
Total liabilities	5,198,804			4,735,704
Brookline Bancorp, Inc. stockholders’ equity	648,683			622,369
Noncontrolling interest in subsidiary	4,627			4,249
Total liabilities and equity	$5,852,114			$5,362,322
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		48,761	3.37%		47,928	3.66%
Less adjustment of tax-exempt income		233			194
Net interest income		$48,528			$47,734
Net interest margin (5)			3.57%			3.87%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.43% and 0.45% in the three months ended March 31, 2015 and March 31, 2014, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014
	Increase
	(Decrease) Due To
	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$249	$171	$420
Marketable and restricted equity securities	59	10	69
Short-term investments	3	(26)	(23)
Total investments	311	155	466
Loans and leases:
Commercial real estate loans	2,675	(2,132)	543
Commercial loans and leases	1,407	406	1,813
Equipment financing	1,685	(2,178)	(493)
Indirect automobile loans	(805)	(317)	(1,122)
Residential mortgage loans	404	94	498
Other consumer loans	303	(54)	249
Total loans and leases	5,669	(4,181)	1,488
Total change in interest and dividend income	5,980	(4,026)	1,954

Interest expense
Deposits:
NOW accounts	7	(4)	3
Savings accounts	20	(50)	(30)
Money market accounts	41	(184)	(143)
Certificates of deposit	229	(46)	183
Total deposits	297	(284)	13
Borrowed funds:
Advances from the FHLBB	397	(424)	(27)
Subordinated debentures and notes	1,095	54	1,149
Other borrowed funds	10	(24)	(14)
Total borrowed funds	1,502	(394)	1,108
Total change in interest expense	1,799	(678)	1,121
Change in tax-exempt income	39	—	39
Change in net interest income	$4,142	$(3,348)	$794

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$26,245	$25,572	$673	2.6%
Commercial loans	6,314	4,680	1,634	34.9%
Equipment financing	10,544	11,037	(493)	-4.5%
Indirect automobile loans	2,142	3,264	(1,122)	-34.4%
Residential mortgage loans	5,307	4,809	498	10.4%
Other consumer loans	2,829	2,580	249	9.7%
Total interest income — loans and leases	$53,381	$51,942	$1,439	2.8%

Except for commercial loans and residential mortgage loans, declines in the yields on all portfolios reflect the high rate of loan refinancings in a low rate environment and the intense pricing competition which affected the Company’s lending markets. The increase in commercial yields was due to a change in accrual status during the first quarter of 2015 for a commercial relationship that has been on non-accrual since the first quarter of 2014.

Interest income from loans and leases was $53.4 million for the three months ended March 31, 2015, resulting in a yield on total loans and leases of 4.41%. This compares to $51.9 million of interest on loans and leases and a yield of 4.72% for the three months ended March 31, 2014. The year-over-year $1.4 million increase in interest income from loans and leases was due to an increase of $5.7 million due to increased origination volume, offset by a decrease of $4.2 million due to changes in rate. Accretion on acquired loans and leases of $1.2 million contributed 11 basis points to net interest margin during the first quarter of 2015, compared to $4.2 million and 34 basis points in the first quarter of 2014.

Investments

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,683	$2,259	$424	18.8%
Marketable and restricted equity securities	524	449	75	16.7%
Short-term investments	21	44	(23)	-52.3%
Total interest income — investments	$3,228	$2,752	$476	17.3%

Total investment income was $3.2 million for the three months ended March 31, 2015, compared to $2.8 million for the three months ended March 31, 2014. The yield on investments increased to 1.92% for the quarter ended March 31, 2015 from 1.82% for the quarter ended March 31, 2014. The $0.5 million year-over-year increase in quarterly interest income on investments was driven by a $0.3 million increase due to volume and a $0.2 million increase due to rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$44	$41	$3	7.3%
Savings accounts	273	303	(30)	-9.9%
Money market accounts	1,816	1,959	(143)	-7.3%
Certificates of deposit	2,171	1,988	183	9.2%
Total interest expense - deposits	4,304	4,291	13	0.3%
Borrowed funds:
Advances from the FHLBB	2,504	2,531	(27)	-1.1%
Subordinated debentures and notes	1,248	99	1,149	1,160.6%
Other borrowed funds	25	39	(14)	-35.9%
Total interest expense - borrowed funds	3,777	2,669	1,108	41.5%
Total interest expense	$8,081	$6,960	$1,121	16.1%

Deposits

Interest expense on deposits remained stable at $4.3 million for the quarters ended March 31, 2015 and March 31, 2014. Accretion on acquired deposits was minimal for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014. Accretion had no impact on the Company's net interest margin for the three months ended March 31, 2015 and improved the Company’s net interest margin by 1 basis point for the three months ended March 31, 2014.

While interest-bearing deposit balances increased during these periods, the increases in interest expense on deposits due to volume were offset by decreases in interest expense due to deposit offering rates. The cost of total interest-bearing deposits decreased from 0.55% during the three months ended March 31, 2014 to 0.52% in the three months ended March 31, 2015.

Borrowed Funds

Interest paid on borrowed funds increased by $1.1 million, or 41.5%, from $2.7 million for the three months ended March 31, 2014 to $3.8 million for the three months ended March 31, 2015. The increase was primarily due to the new subordinated notes issued during the third quarter 2014. The cost of borrowed funds increased to 1.42% for the quarter ended March 31, 2015 from 1.27% during the quarter ended March 31, 2014. The decrease in interest expense of $0.4 million due to lower borrowing rates was offset by increase in interest expense of $1.5 million due to higher volume. Accretion on acquired borrowed funds of $0.7 million improved the Company’s net interest margin by 7 basis points for the three months ended March 31, 2015 and 2014.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$254	$1,836	$(1,582)	-86.2%
Commercial	3,365	624	2,741	439.3%
Indirect automobile	(1,634)	(75)	(1,559)	N/A
Consumer	249	(84)	333	-396.4%
Unallocated	67	116	(49)	-42.2%
Total provision for loan and lease losses	2,301	2,417	(116)	-4.8%
Unfunded credit commitments	(38)	26	(64)	-246.2%
Total provision for credit losses	$2,263	$2,443	$(180)	-7.4%
N/A - annualized percent change not meaningful

The provisions for credit losses for the first quarter of 2015 and 2014 were $2.3 million and $2.4 million, respectively. The slight decrease in the provision for loan and lease losses was a result of decreased provision for the commercial real estate and the indirect automobile portfolios, mostly offset by increased provision for the commercial portfolio. The decrease in the provision for the commercial real estate portfolio was due to an improvement in the credit characteristics quarter-over-quarter. The decrease in the provision for the indirect automobile portfolio was due to the sale of over 90%, or $255.2 million, of the portfolio during the first quarter of 2015. The increase in the provision for the commercial portfolio was the result of downgrading a commercial relationship and recording specific reserve during the first quarter of 2015. See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,066	$1,959	$107	5.5%
Loan fees	342	434	(92)	-21.2%
Gain on sales of loans and leases held-for-sale	869	602	267	44.4%
Gain on sale/disposals of premises and equipment, net	—	1,510	(1,510)	-100.0%
Other	1,193	1,123	70	6.2%
Total non-interest income	$4,470	$5,628	$(1,158)	-20.6%

Total non-interest income decreased approximately $1.1 million, or 20.6%, to $4.5 million for the three months ended March 31, 2015, from $5.6 million for the three months ended March 31, 2014. The decrease is primarily attributable to a net $1.5 million gain on the sale/disposals of fixed assets recognized in 2014, offset by a $0.3 million increase in gain on sales of loans and leases held-for-sale and a $0.1 million increase in deposit fees. The increase in gain on sales of loan and leases held-for-sale was driven by the participation sale of a pool of equipment leases to manage concentration risk.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$17,524	$18,032	$(508)	-2.8%
Occupancy	3,472	4,405	(933)	-21.2%
Equipment and data processing	4,020	4,377	(357)	-8.2%
Professional services	1,094	1,727	(633)	-36.7%
FDIC insurance	867	860	7	0.8%
Advertising and marketing	748	665	83	12.5%
Amortization of identified intangible assets	738	861	(123)	-14.3%
Other	2,863	2,649	214	8.1%
Total non-interest expense	$31,326	$33,576	$(2,250)	-6.7%

Non-interest expense for the three months ended March 31, 2015 decreased $2.3 million compared to the same period in 2014. The decrease was primarily due to a $0.5 million decrease in compensation and employee benefits expense, a $0.9 million decrease in occupancy expense and a $0.6 million decrease in professional services expense.

The efficiency ratio decreased to 59.11% for the three-month period ending March 31, 2015 from 62.92% for the three-month period ending March 31, 2014. Efficiency ratio improved due to a decrease in non-interest expense and an increase in net interest income, a result of continued efforts to drive revenue growth while controlling expenses.

Compensation and employee benefit expense for the three months ended March 31, 2015 decreased $0.5 million, or 2.8%, as compared to the same period in 2014. The decrease was primarily driven by a decrease in employee headcount in 2015.

Occupancy expense for the three months ended March 31, 2015 decreased $0.9 million, or 21.2%, as compared to the same period in 2014. The decrease was primarily due to additional expenses incurred in 2014 associated with the consolidation of an operations center, one branch relocation, and the closure of one branch property.

Professional services expense for the three months ended March 31, 2015 decreased $0.6 million, or 36.7%, as compared to the same period in 2014. The decrease was largely due to increased monitoring of expenses.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$19,409	$17,343	$2,066	11.9%
Provision for income taxes	7,104	6,379	725	11.4%
Net income	$12,305	$10,964	$1,341	12.2%

Effective tax rate	36.6%	36.8%	N/A	(0.2)%

The Company recorded income tax expense of $7.1 million for the three months ended March 31, 2015, compared to $6.4 million for the three months ended March 31, 2014, representing effective tax rates of 36.6% and 36.8%, respectively. The 0.2% decrease in the effective tax rate is mainly due to an increase of taxable income of $2.1 million for the three months ended March 31, 2015, as compared to the same period of 2014, offset by a decrease in losses in the investments in qualified affordable housing projects. In accordance with ASU 2014-01, initial costs of these investments are amortized in proportion to tax credits and other tax benefits received, and are recognized as a component of the provision of income taxes.

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

Deposits, which are considered the most stable source of liquidity, totaled $4.1 billion at March 31, 2015, and represented 81.6% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.0 billion, or 77.8% of total funding, at December 31, 2014. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.1 billion at March 31, 2015 and represented 74.4% of total deposits, compared to core deposits of $3.0 billion, or 76.1% of total deposits, at December 31, 2014. Additionally, the Company acquired $172.9 million of brokered deposits at March 31, 2015, which represented 4.2% of total deposits compared to $62.0 million at December 31, 2014. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $924.9 million at March 31, 2015, representing 18.4% of total funding, compared to $1.1 billion, or 22.2% of total funding, at December 31, 2014. The decrease was due to decreased FHLBB borrowings of $197.5 million as a result of the sale of the indirect automobile portfolio.

As members of the FHLBB, the Banks have access to both short- and long-term borrowings. At March 31, 2015, the
Company had a $12.0 million committed line of credit with for contingent liquidity. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At March 31, 2015 and December 31, 2014, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances between 10% and 30% of total assets. At March 31, 2015, cash, cash equivalents and investment securities available-for-sale totaled $762.2 million, or 13.2% of total assets. This compares to $613.5 million, or 10.6% of total assets, at December 31, 2014.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2015	At December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$56,739	$107,179
Commercial	74,264	102,353
Residential mortgage	9,878	20,520
Unadvanced portion of loans and leases	534,040	629,351
Unused lines of credit:
Home equity	249,810	244,603
Other consumer	11,743	10,876
Other commercial	859	728
Unused letters of credit:
Financial standby letters of credit	16,249	16,762
Performance standby letters of credit	10	3,126
Commercial and similar letters of credit	50	50
Back-to-back interest-rate swaps	110,152	109,362

Capital Resources

At March 31, 2015, the Company and the Banks are all under the primary regulation of and must comply with the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized.”

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized”
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At March 31, 2015:

Brookline Bancorp, Inc.
Common equity tier 1 capital ratio	(1)	$510,222	10.98%	$209,107	4.50%	N/A	N/A
Tier 1 leverage capital ratio	(2)	523,204	9.16%	228,473	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	523,204	11.26%	278,794	6.00%	N/A	N/A
Total risk-based capital ratio	(4)	653,112	14.05%	371,879	8.00%	N/A	N/A

Brookline Bank
Common equity tier 1 capital ratio	(1)	$342,547	11.86%	$129,971	4.50%	$187,737	6.50%
Tier 1 leverage capital ratio	(2)	347,194	9.95%	139,575	4.00%	174,469	5.00%
Tier 1 risk-based capital ratio	(3)	347,194	12.02%	173,308	6.00%	231,078	8.00%
Total risk-based capital ratio	(4)	383,257	13.27%	231,052	8.00%	288,815	10.00%

BankRI
Common equity tier 1 capital ratio	(1)	$161,482	10.65%	$68,232	4.50%	$98,557	6.50%
Tier 1 leverage capital ratio	(2)	161,482	8.78%	73,568	4.00%	91,960	5.00%
Tier 1 risk-based capital ratio	(3)	161,482	10.65%	90,976	6.00%	121,301	8.00%
Total risk-based capital ratio	(4)	179,396	11.83%	121,316	8.00%	151,645	10.00%

First Ipswich
Common equity tier 1 capital ratio	(1)	$31,328	13.24%	$10,648	4.50%	$15,380	6.50%
Tier 1 leverage capital ratio	(2)	31,328	9.36%	13,388	4.00%	16,735	5.00%
Tier 1 risk-based capital ratio	(3)	31,328	13.24%	14,197	6.00%	18,929	8.00%
Total risk-based capital ratio	(4)	33,710	14.25%	18,925	8.00%	23,656	10.00%

At December 31, 2014:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(2)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(4)	633,421	13.24%	382,732	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(2)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(3)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(4)	373,312	11.90%	250,966	8.00%	313,708	10.00%

BankRI
Tier 1 leverage capital ratio	(2)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(3)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(4)	166,135	11.82%	112,443	8.00%	140,554	10.00%

First Ipswich
Tier 1 leverage capital ratio	(2)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(3)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(4)	32,375	13.40%	19,328	8.00%	24,160	10.00%

1.	Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets.

2.	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

3.	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

4.	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

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

Interest-Rate Risk

The principal market risk facing the Company is interest-rate risk, which can come in a variety of forms, including repricing risk, yield-curve risk, basis risk and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company’s assets and liabilities. Yield-curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on the Company’s assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to the person selling the option; this risk is most often associated with the prepayment of loans, callable investments and callable borrowings.

Asset/Liability Management

Market risk and interest-rate risk management are governed by the Company’s Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define the Company’s tolerance for interest-rate risk. The ALCO and Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company’s potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves and general market volatility.

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at March 31, 2015 or December 31, 2014. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at March 31, 2015.

As of March 31, 2015, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2015		December 31, 2014
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	2,130	1.2%	1,882	1.0%
Up 200 basis points	1,260	0.7%	1,327	0.7%
Up 100 basis points	451	0.2%	693	0.4%
Down 100 basis points	(2,627)	(1.4)%	(2,828)	(1.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 1.15% at March 31, 2015 compared to a positive 1.03% at December 31, 2014. The increase in asset sensitivity was due to the sale of the indirect auto portfolio which was used to paydown maturing FHLBB borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2015, the Company’s one-year cumulative gap was a positive $56.4 million, or 1.05% of total interest-earning assets, compared with a negative $371.2 million, or 6.88% of total interest-earning assets, at December 31, 2014.

The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2014 Annual Report on Form 10-K.

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

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2015, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At March 31, 2015	At December 31, 2014

Up 300%	4.5%	(2.6)%
Up 200%	2.4%	(2.5)%
Up 100%	1.2%	(1.0)%
Down 100%	(6.5)%	(5.4)%

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2014 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course. In the opinion of management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A. Risk Factors

There has been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2014.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2015 and 2014.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 11, 2015	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer and Treasurer
(Principal Financial Officer)