Form 10-Q
period 2015-06-30
BROOKLINE BANCORP INC
filed 2015-08-07
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 7, 2015, the number of shares of common stock, par value $0.01 per share, outstanding was 70,121,016.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At June 30, 2015	At December 31, 2014
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$43,363	$36,893
Short-term investments	48,513	25,830
Total cash and cash equivalents	91,876	62,723
Investment securities available-for-sale	530,476	550,761
Investment securities held-to-maturity (fair value of $59,993 and $500)	60,511	500
Total investment securities	590,987	551,261
Loans and leases held-for-sale	12,482	1,537
Loans and leases:
Commercial real estate loans	2,513,358	2,467,801
Commercial loans and leases	1,282,180	1,167,094
Indirect automobile loans	19,377	316,987
Consumer loans	914,666	870,725
Total loans and leases	4,729,581	4,822,607
Allowance for loan and lease losses	(56,398)	(53,659)
Net loans and leases	4,673,183	4,768,948
Restricted equity securities	75,553	74,804
Premises and equipment, net of accumulated depreciation of $48,216 and $44,668, respectively	77,892	80,619
Deferred tax asset	28,466	27,687
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $27,700 and $26,238, respectively	12,082	13,544
Other real estate owned ("OREO") and repossessed assets, net	2,412	1,456
Other assets*	80,111	80,479
Total assets*	$5,782,934	$5,800,948
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$783,331	$726,118
Interest-bearing deposits:
NOW accounts	247,172	235,063
Savings accounts	532,184	531,727
Money market accounts	1,523,798	1,518,490
Certificate of deposit accounts	1,042,923	946,708
Total interest-bearing deposits	3,346,077	3,231,988
Total deposits	4,129,408	3,958,106
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	823,452	1,004,026
Subordinated debentures and notes	82,850	82,763
Other borrowed funds	31,346	39,615
Total borrowed funds	937,648	1,126,404
Mortgagors’ escrow accounts	7,494	8,501
Accrued expenses and other liabilities	49,792	61,332
Total liabilities	5,124,342	5,154,343

Commitments and contingencies (Note 14)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	618,044	617,475
Retained earnings, partially restricted*	96,128	84,860
Accumulated other comprehensive loss	(1,775)	(1,622)
Treasury stock, at cost; 5,048,525 shares and 5,040,571 shares, respectively	(58,372)	(58,282)
Unallocated common stock held by the Employee Stock Ownership Plan ("ESOP"); 232,224 shares and 251,382 shares, respectively	(1,266)	(1,370)
Total Brookline Bancorp, Inc. stockholders’ equity*	653,516	641,818
Noncontrolling interest in subsidiary	5,076	4,787
Total stockholders' equity*	658,592	646,605
Total liabilities and stockholders' equity*	$5,782,934	$5,800,948

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$51,684	$50,433	$105,065	$102,375
Debt securities	2,931	2,360	5,614	4,619
Marketable and restricted equity securities	491	539	1,015	988
Short-term investments	60	14	81	58
Total interest and dividend income	55,166	53,346	111,775	108,040

Interest expense:
Deposits	4,296	4,201	8,600	8,492
Borrowed funds	3,698	2,711	7,475	5,380
Total interest expense	7,994	6,912	16,075	13,872

Net interest income	47,172	46,434	95,700	94,168
Provision for credit losses	1,913	2,276	4,176	4,719
Net interest income after provision for credit losses	45,259	44,158	91,524	89,449

Non-interest income:
Deposit fees	2,195	2,204	4,261	4,163
Loan fees	271	126	613	560
Loan level derivative income	941	62	941	62
Loss on sales of securities, net	—	(13)	—	(13)
Gain on sales of loans and leases held-for-sale	279	54	1,148	656
(Loss)/gain on sale/disposals of premises and equipment, net	—	(6)	—	1,504
Other	1,181	1,395	2,374	2,518
Total non-interest income*	4,867	3,822	9,337	9,450

Non-interest expense:
Compensation and employee benefits	17,085	17,295	34,609	35,327
Occupancy	3,437	3,154	6,909	7,559
Equipment and data processing	3,680	4,348	7,700	8,725
Professional services	1,163	1,480	2,257	3,207
FDIC insurance	831	847	1,698	1,707
Advertising and marketing	823	776	1,571	1,441
Amortization of identified intangible assets	724	827	1,462	1,688
Other	2,709	2,488	5,572	5,137
Total non-interest expense	30,452	31,215	61,778	64,791

Income before provision for income taxes*	19,674	16,765	39,083	34,108
Provision for income taxes*	7,115	6,158	14,219	12,537
Net income before noncontrolling interest in subsidiary*	12,559	10,607	24,864	21,571

Less net income attributable to noncontrolling interest in subsidiary	694	476	1,296	898
Net income attributable to Brookline Bancorp, Inc.*	$11,865	$10,131	$23,568	$20,673

Earnings per common share:
Basic*	$0.17	$0.15	$0.34	$0.30
Diluted*	0.17	0.14	0.34	0.29

Weighted average common shares outstanding during the period:
Basic	70,049,829	69,886,576	70,042,997	69,881,055
Diluted	70,215,850	70,012,377	70,190,015	69,998,219

Dividends declared per common share	$0.090	$0.085	$0.175	$0.170

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Net income before noncontrolling interest in subsidiary*	$12,559	$10,607	$24,864	$21,571

Other comprehensive income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(5,484)	4,350	(113)	7,643
Income tax benefit (expense)	1,962	(1,631)	(40)	(2,893)
Net unrealized securities holding (losses) gains	(3,522)	2,719	(153)	4,750
Less reclassification adjustments for securities losses included in net income:
Loss on sales of securities, net	—	(13)	—	(13)
Income tax benefit	—	5	—	5
Net reclassification adjustments for securities losses included in net income	—	(8)	—	(8)
Net securities holding (losses) gains	(3,522)	2,727	(153)	4,758

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—	—	(85)
Income tax benefit	—	—	—	33
Net adjustment of accumulated obligation for postretirement benefits	—	—	—	(52)

Other comprehensive (loss) income, net of taxes	(3,522)	2,727	(153)	4,706

Comprehensive income*	9,037	13,334	24,711	26,277
Net income attributable to noncontrolling interest in subsidiary	694	476	1,296	898
Comprehensive income attributable to Brookline Bancorp, Inc.*	$8,343	$12,858	$23,415	$25,379

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

Net income attributable to Brookline Bancorp, Inc.	—	—	23,568	—	—	—	23,568	—	23,568

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,296	1,296

Issuance of noncontrolling units	—	—	—	—	—	—	—	65	65

Other comprehensive income	—	—	—	(153)	—	—	(153)	—	(153)

Common stock dividends of $0.175 per share	—	—	(12,300)	—	—	—	(12,300)	—	(12,300)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,072)	(1,072)

Compensation under recognition and retention plans	—	476	—	—	(90)	—	386	—	386

Common stock held by ESOP committed to be released (19,158 shares)	—	93	—		—	104	197	—	197

Balance at June 30, 2015	$757	$618,044	$96,128	$(1,775)	$(58,372)	$(1,266)	$653,516	$5,076	$658,592

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Six Months Ended June 30, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2013	$757	$617,538	$65,448	$(7,915)	$(59,826)	$(1,590)	$614,412	$4,304	$618,716

Net income attributable to Brookline Bancorp, Inc.	—	—	20,673	—	—	—	20,673	—	20,673

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	898	898

Issuance of noncontrolling units	—	—	—	—	—	—	—	60	60

Other comprehensive loss	—	—	—	4,706	—	—	4,706	—	4,706

Common stock dividends of $0.17 per share	—	—	(11,928)	—	—	—	(11,928)	—	(11,928)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,360)	(1,360)

Compensation under recognition and retention plans	—	96	—	—	339	—	435	—	435

Common stock held by ESOP committed to be released (20,142 shares)	—	75	—	—	—	110	185	—	185

Balance at June 30, 2014	$757	$617,709	$74,193	$(3,209)	$(59,487)	$(1,480)	$628,483	$3,902	$632,385

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc. (1)	$23,568	$20,673
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,296	898
Provision for credit losses	4,176	4,719
Origination of loans and leases held-for-sale	(25,697)	(15,784)
Proceeds from loans and leases held-for-sale, net (2)	15,379	15,922
Deferred income tax (benefit) expense	(819)	1,046
Depreciation of premises and equipment	3,562	3,416
Amortization of investment securities premiums and discounts, net	822	1,448
Amortization of deferred loan and lease origination costs, net	2,824	4,991
Amortization of identified intangible assets	1,462	1,688
Amortization of debt issuance costs	50	—
Accretion of acquisition fair value adjustments, net	(3,333)	(6,884)
Gain on sale/disposals of premises and equipment, net	—	(1,504)
Loss on sales of investment securities, net	—	13
Gain on sales of loans and leases held-for-sale	(1,148)	(656)
Gain on sales of OREO and repossessed assets, net	—	(27)
Write-down of OREO and repossessed assets	132	189
Compensation under recognition and retention plans	434	435
ESOP shares committed to be released	197	185
Net change in:
Cash surrender value of bank-owned life insurance	(521)	(519)
Other assets (1)	889	620
Accrued expenses and other liabilities	(11,891)	(6,279)
Net cash provided from operating activities (1) (2)	11,382	24,590

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	5,083
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	50,859	34,062
Purchases of investment securities available-for-sale	(31,466)	(69,108)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	241	500
Purchases of investment securities held-to-maturity	(60,295)	(500)
Purchases of restricted equity securities	(749)	(4,887)
Proceeds from sales of loans and leases held-for-investment, net (2)	267,164	—
Net increase in loans and leases (2)	(180,822)	(248,738)
Proceeds from sales of OREO and repossessed assets (2)	4,140	6,795
Proceeds from sales of premises and equipment	—	1,972
Purchase of premises and equipment, net	(917)	(5,635)
Net cash provided from/(used for) investing activities (2)	48,155	(280,456)
		(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	75,087	60,593
Increase/(decrease) in certificates of deposit	96,302	(34,584)
Proceeds from FHLBB advances	1,795,000	1,606,764
Repayment of FHLBB advances	(1,974,190)	(1,368,461)
Decrease in other borrowed funds, net	(8,269)	(8,460)
(Decrease)/increase in mortgagors’ escrow accounts, net	(1,007)	470
Payment of dividends on common stock	(12,300)	(11,928)
Proceeds from issuance of noncontrolling units	65	60
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,072)	(1,360)
Net cash (used for)/provided from financing activities	(30,384)	243,094

Net increase/(decrease) in cash and cash equivalents	29,153	(12,772)
Cash and cash equivalents at beginning of period	62,723	92,505
Cash and cash equivalents at end of period	$91,876	$79,733

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$17,634	$15,438
Income taxes	17,013	8,490
Non-cash investing activities:
Transfer from loans to other real estate owned	$5,228	$6,625

(1) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

(2) Cash flows resulting from the sale of the indirect automobile portfolio and the OREO and repossessed assets which had been recorded as cash provided from operating activities in the prior filings have been revised to cash flows from investing activities in the second quarter to properly reflect the cash flow activity. There is no impact to the Company's net income or related per share amounts for the six months ended June 30, 2015 and June 30, 2014.

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered financial institution; and First Ipswich Bank (“First Ipswich”), a Massachusetts-chartered savings bank (collectively referred to as the “Banks”). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. (“BSC”). The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.5%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 24 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries BRI Investment Corp., Macrolease Corporation (“Macrolease”), Acorn Insurance Agency, BRI Realty Corp. and BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 5 full-service banking offices on the north shore of eastern Massachusetts.

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
At and for the Six Months Ended June 30, 2015 and 2014

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. Except for the adoption of ASU 2014-01, there were no changes to stockholders' equity and net income reported. Refer to Note 8, "Investments in Qualified Affordable Projects" for the impact the adoption had on the Company's financial statements.

(2)         Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that all debt issuance costs be presented in the balance sheet as direct deductions from the carrying amount of the related debt liability. Amortization of the costs is reported as interest expense. This ASU is applied retrospectively for the first interim or annual period presented beginning after December 15, 2015; early adoption is permitted. As of June 30, 2015, the Company has accounted for its debt issuance cost as a reduction of the debt liability.

The Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Refer to Note 8, "Investments in Qualified Affordable Projects" for the impact the adoption had on the Company's financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

(3)         Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$18,519	$125	$94	$18,550
GSE CMOs	218,039	110	3,752	214,397
GSE MBSs	254,410	1,816	1,424	254,802
SBA commercial loan asset-backed securities	180	—	1	179
Corporate debt obligations	39,852	405	3	40,254
Trust preferred securities	1,465	—	144	1,321
Total debt securities	532,465	2,456	5,418	529,503
Marketable equity securities	951	22	—	973
Total investment securities available-for-sale	$533,416	$2,478	$5,418	$530,476
Investment securities held-to-maturity:
GSEs	$26,925	$—	$197	$26,728
GSEs MBSs	20,993	—	218	20,775
Municipal obligations	12,093	5	108	11,990
Foreign government securities	500	—	—	500
Total investment securities held-to-maturity	$60,511	$5	$523	$59,993

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$22,929	$88	$29	$22,988
GSE CMOs	238,910	80	4,821	234,169
GSE MBSs	249,329	2,531	879	250,981
SBA commercial loan asset-backed securities	205	—	2	203
Corporate debt obligations	39,805	403	1	40,207
Trust preferred securities	1,463	—	223	1,240
Total debt securities	552,641	3,102	5,955	549,788
Marketable equity securities	947	26	—	973
Total investment securities available-for-sale	$553,588	$3,128	$5,955	$550,761
Investment securities held-to-maturity:
Foreign government securities	500	—	—	500
Total investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

At June 30, 2015, the fair value of all investment securities available-for-sale was $530.5 million, with net unrealized losses of $2.9 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million at December 31, 2014. At June 30, 2015, $340.1 million, or 64.1% of the portfolio, had gross unrealized losses of $5.4 million, compared to $335.7 million, or 60.9%, with gross unrealized losses of $6.0 million at December 31, 2014.

At June 30, 2015, the fair value of all investment securities held-to-maturity was $60.0 million, with net unrealized losses of $0.5 million, compared to a fair value of $0.5 million with no unrealized losses at December 31, 2014. At June 30, 2015, $57.6 million, or 96.0% of the portfolio, had gross unrealized losses of $0.5 million. There were no investment securities held-to-maturity with net unrealized losses at December 31, 2014.

Investment Securities as Collateral

At June 30, 2015 and December 31, 2014, respectively, $490.0 million and $473.1 million of investment securities available-for-sale were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. No investment securities held-to-maturity were pledged as collateral at these dates.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities available-for-sale at June 30, 2015 and December 31, 2014 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$7,993	$94	$—	$—	$7,993	$94
GSE CMOs	95,459	782	110,243	2,970	205,702	3,752
GSE MBSs	102,612	748	18,207	676	120,819	1,424
SBA commercial loan asset-backed securities	7	—	163	1	170	1
Corporate debt obligations	4,059	3	—	—	4,059	3
Trust preferred securities	—	—	1,321	144	1,321	144
Temporarily impaired debt securities available-for-sale	210,130	1,627	129,934	3,791	340,064	5,418
Investment securities held-to-maturity:
GSEs	26,728	197	—	—	26,728	197
GSEs MBSs	20,775	218	—	—	20,775	218
Municipal obligations	10,079	108	—	—	10,079	108
Temporarily impaired debt securities held-to-maturity	57,582	523	—	—	57,582	523
Total temporarily impaired investment securities	$267,712	$2,150	$129,934	$3,791	$397,646	$5,941

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	At December 31, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$11,086	$29	$—	$—	$11,086	$29
GSE CMOs	39,095	179	190,345	4,642	229,440	4,821
GSE MBSs	50,099	84	39,555	795	89,654	879
SBA commercial loan asset-backed securities	8	—	186	2	194	2
Corporate debt obligations	4,069	1	—	—	4,069	1
Trust preferred securities	—	—	1,240	223	1,240	223
Total temporarily impaired investment securities available-for-sale	$104,357	$293	$231,326	$5,662	$335,683	$5,955

The Company performs regular analysis on the investment securities portfolio to determine whether a decline in fair value indicates that an investment security is OTTI. In making these OTTI determinations, management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost; projected future cash flows; credit subordination and the creditworthiness, capital adequacy and near-term prospects of the issuers.

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

Investment Securities Available-For-Sale Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI at June 30, 2015. Based on the analysis below, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI at June 30, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

 U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. At June 30, 2015, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $21.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

At June 30, 2015, the Company held GSE debentures with a total fair value of $18.6 million, which approximated amortized cost. At December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million, which also approximated amortized cost. At June 30, 2015, three of the seven securities in this portfolio were in unrealized loss positions. At December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the six months ended June 30, 2015, the Company purchased $2.0 million of GSE debentures. This compares to a total of $2.0 million purchased during the same period in 2014.

At June 30, 2015, the Company held GSE mortgage-related securities with a total fair value of $469.2 million and a net unrealized loss of $3.3 million. This compares to a total fair value of $485.2 million and a net unrealized loss of $3.1 million at December 31, 2014. At June 30, 2015, 90 of the 254 securities in this portfolio were in unrealized loss positions, compared to 79 of the 250 securities at December 31, 2014. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the six months ended June 30, 2015, the Company purchased $29.5 million in GSE CMOs and GSE MBSs. This compares to a total of $55.1 million purchased during the same period in 2014.

SBA Commercial Loan Asset-Backed Securities

At June 30, 2015 and December 31, 2014, the Company held eight SBA securities with a total fair value of $0.2 million which approximated amortized cost. At June 30, 2015 and December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned thirteen corporate obligation securities with a total fair value of $40.3 million and a net unrealized gain of $0.4 million at June 30, 2015. This compares to thirteen corporate obligation securities with a total fair value of $40.2 million and a net unrealized gain of $0.4 million at December 31, 2014. At June 30, 2015 and December 31, 2014, one of the thirteen securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuer is sound and has not defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the six months ended June 30, 2015, the Company did not purchase any corporate obligations. This compares to a total of $12.0 million purchased during the same period in 2014.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At June 30, 2015, the Company owned two trust preferred securities with a total fair value of $1.3 million and total net unrealized loss of $0.1 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a total net unrealized loss of $0.2 million at December 31, 2014. At June 30, 2015 and December 31, 2014, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At June 30, 2015 and December 31, 2014, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. At June 30, 2015 and December 31, 2014, none of the securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity Impairment Analysis

At June 30, 2015, the Company owned 43 held-to-maturity investment securities with a total fair value of $60.0 million and a net unrealized loss of $0.5 million. This compares to 0.5 million at December 31, 2014 which represented fair value. At

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

June 30, 2015, 38 of the securities were in an unrealized loss position compared to none at December 31, 2014. Management does not intend to sell these securities prior to maturity. As such, Management has determined that the investment securities are not OTTI at June 30, 2015. During the six months ended June 30, 2015, the Company purchased $60.3 million of held-to-maturity investment securities. This compares to a total of $0.5 million purchased during the same period in 2014.

Portfolio Maturities

The final stated maturities of the debt securities are as follows at the dates indicated:

	At June 30, 2015			At December 31, 2014
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$6,151	$6,174	2.35%	$3,057	$3,081	3.00%
After 1 year through 5 years	49,500	50,318	2.50%	55,631	56,586	2.48%
After 5 years through 10 years	90,390	90,955	1.98%	103,268	104,208	2.00%
Over 10 years	386,424	382,056	1.96%	390,685	385,913	1.91%
	$532,465	$529,503	2.02%	$552,641	$549,788	1.99%
Investment securities held-to-maturity:
Within 1 year	$500	$500	1.30%	$—	$—	—%
After 1 year through 5 years	11,336	11,312	1.58%	500	500	1.30%
After 5 years through 10 years	27,682	27,406	2.15%	—	—	—%
Over 10 years	20,993	20,775	1.65%	—	—	—%
	$60,511	$59,993	1.86%	$500	$500	1.30%

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty. MBSs and CMOs are included above based on their final stated maturities; the actual maturities, however, are expected to occur earlier due to anticipated prepayments and stated amortization of cash flows.

At June 30, 2015, issuers of debt securities with an estimated fair value of $35.4 million had the right to call or prepay the obligations. Of the $35.4 million, $9.5 million matures in 1 - 5 years and $25.9 million matures in 6 - 10 years. At December 31, 2014, issuers of debt securities with an estimated fair value of $16.1 million had the right to call or prepay the obligations. Of the $16.1 million, approximately $5.0 million matures in 1 - 5 years, $9.9 million matures in 6 - 10 years and $1.2 million matures after ten years.

Security Sales

Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain on loss on the sale. There were no security sales during the three-month and six-month periods ended June 30, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

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

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At June 30, 2015
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,530,765	4.06%	$227,516	4.19%	$1,758,281	4.08%
Multi-family mortgage	576,392	4.06%	51,179	4.45%	627,571	4.09%
Construction	126,975	3.67%	531	4.97%	127,506	3.68%
Total commercial real estate loans	2,234,132	4.04%	279,226	4.24%	2,513,358	4.06%
Commercial loans and leases:
Commercial	548,727	3.80%	29,821	4.97%	578,548	3.86%
Equipment financing	637,411	6.88%	11,036	6.07%	648,447	6.87%
Condominium association	55,185	4.54%	—	—%	55,185	4.54%
Total commercial loans and leases	1,241,323	5.41%	40,857	5.27%	1,282,180	5.41%
Indirect automobile loans	19,377	5.61%	—	—%	19,377	5.61%
Consumer loans:
Residential mortgage	506,828	3.62%	96,245	3.87%	603,073	3.66%
Home equity	206,835	3.32%	92,561	3.87%	299,396	3.50%
Other consumer	12,058	4.98%	139	16.80%	12,197	5.12%
Total consumer loans	725,721	3.56%	188,945	3.88%	914,666	3.63%
Total loans and leases	$4,220,553	4.37%	$509,028	4.19%	$4,729,581	4.35%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

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

The Company lends primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 34.5% of which is in the greater New York/New Jersey metropolitan area and 65.5% of which is in other areas in the United States of America at June 30, 2015, compared to 35.9% of which is in the greater New York/New Jersey metropolitan area and 64.1% of which is in other areas in the United States of America at December 31, 2014.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$30,660	$42,501	$32,044	$45,789
Reclassification from nonaccretable difference for loans with improved cash flows	682	214	2,122	1,654
Accretion	(2,612)	(4,537)	(5,436)	(9,265)
Balance at end of period	$28,730	$38,178	$28,730	$38,178

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations is due to credit deterioration, or if the change in cash flow is related to noncredit events. This cash flow analysis is used to evaluate the need for a loan loss provision and/or prospective yield adjustments. During the six months ended June 30, 2015 and 2014, accretable yield adjustments totaling $2.1 million and $1.7 million, respectively, were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans and leases totaled $1.5 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively.

Loans and Leases Pledged as Collateral

At June 30, 2015 and December 31, 2014, there were $1.9 billion and $1.6 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at June 30, 2015 and December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106
Charge-offs	(162)	(245)	(397)	(225)	—	(1,029)
Recoveries	—	94	410	24	—	528
Credit (provision) for loan and lease losses	(82)	1,296	(90)	594	75	1,793
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

	Three Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224
Charge-offs	—	(796)	(228)	(172)	—	(1,196)
Recoveries	—	218	173	85	—	476
Provision (credit) for loan and lease losses	1,857	900	77	(6)	(646)	2,182
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

	Six Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(695)	(1,217)	(232)	—	(2,694)
Recoveries	—	306	991	42	—	1,339
Provision (credit) for loan and lease losses	172	4,661	(1,724)	843	142	4,094
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

	Six Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(1,347)	(517)	(382)	—	(2,246)
Recoveries	—	469	277	114	—	860
Provision (credit) for loan and lease losses	3,693	1,524	2	(90)	(530)	4,599
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million, $1.3 million and $1.2 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The liability for unfunded credit commitments reflects changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the six-month periods ended June 30, 2015 and 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(82)	$1,857	$172	$3,693
Commercial	1,296	900	4,661	1,524
Indirect automobile	(90)	77	(1,724)	2
Consumer	594	(6)	843	(90)
Unallocated	75	(646)	142	(530)
Total provision for loan and lease losses	1,793	2,182	4,094	4,599
Unfunded credit commitments	120	94	82	120
Total provision for credit losses	$1,913	$2,276	$4,176	$4,719

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

General Allowance

The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates, which includes estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of a LEP that incurred losses should be carried for each portfolio. Other relevant qualitative factors include, but are not limited to, historic levels and trends in loan charge-offs and recoveries; past-due loans; risk-rated loans; classified loans and impaired loans; the pace of loan growth; underwriting policies and adherence to such policies; changes in credit concentration; the experience of lending personnel and management; trends in the economy and employment; business conditions; industry conditions; and political, legislative and regulatory changes. The general allowance related to the acquired loans collectively evaluated for impairment is determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.

The general allowance for loan and lease losses was $51.0 million at June 30, 2015, compared to $50.1 million at December 31, 2014. The general portion of the allowance for loan and lease losses increased by $0.9 million during the six months ended June 30, 2015, largely due to the growth in commercial real estate and commercial loan and lease portfolios, offset by the sale of the indirect automobile portfolio, which resulted in a release of $1.9 million in the general allowance for loan and lease losses in the first quarter of 2015.

Specific Allowance

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as deemed necessary.

The specific allowance for loan and lease losses was $2.8 million at June 30, 2015, compared to $1.2 million at December 31, 2014. The specific allowance increased by $1.6 million during the six months ended June 30, 2015, primarily due to one commercial relationship which was downgraded during the six months ended June 30, 2015.

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

The unallocated allowance for loan and lease losses was $2.6 million at June 30, 2015, compared to $2.4 million at December 31, 2014. The unallocated portion of the allowance for loan and lease losses increased by $0.2 million during the six months ended June 30, 2015, largely as the result of the increase in overall allowance for loan and lease losses.

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
At and for the Six Months Ended June 30, 2015 and 2014

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

5 Rating — Other Asset Especially Mentioned (“OAEM”)

Borrowers exhibit potential credit weaknesses or downward trends deserving management’s attention. If not checked or corrected, these trends can weaken the Company’s asset position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Credit Quality Information

The following tables present the recorded investment in loans in each class at June 30, 2015 by credit quality indicator.

	At June 30, 2015
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,514,670	$574,892	$126,755	$531,060	$633,364	$55,185	$12,021
OAEM	12,921	1,191	220	7,622	1,198	—	—
Substandard	3,174	309	—	9,171	1,369	—	37
Doubtful	—	—	—	874	1,480	—	—
Total originated	1,530,765	576,392	126,975	548,727	637,411	55,185	12,058

Acquired:
Loan rating:
Pass	213,309	49,233	531	24,813	11,036	—	139
OAEM	5,081	710	—	1,021	—	—	—
Substandard	8,715	1,236	—	3,898	—	—	—
Doubtful	411	—	—	89	—	—	—
Total acquired	227,516	51,179	531	29,821	11,036	—	139

Total loans	$1,758,281	$627,571	$127,506	$578,548	$648,447	$55,185	$12,197

At June 30, 2015, there were no loans categorized as definite loss.

	At June 30, 2015
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$7,665	39.6%
661-700	2,815	14.5%
660 and below	8,762	45.2%
Data not available	135	0.7%
Total loans	$19,377	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	At June 30, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$112,562	18.7%	$114,866	38.4%
50% - 69%	204,585	33.9%	43,341	14.5%
70% - 79%	169,265	28.1%	31,228	10.4%
80% and over	18,758	3.1%	16,486	5.5%
Data not available	1,658	0.3%	914	0.3%
Total originated	506,828	84.1%	206,835	69.1%

Acquired:
Loan-to-value ratio:
Less than 50%	20,598	3.4%	57,062	19.0%
50% - 69%	34,968	5.8%	22,208	7.4%
70% - 79%	21,280	3.5%	9,256	3.1%
80% and over	15,055	2.5%	3,248	1.1%
Data not available	4,344	0.7%	787	0.3%
Total acquired	96,245	15.9%	92,561	30.9%

Total loans	$603,073	100.0%	$299,396	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

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

	At December 31, 2014
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$262,160	82.7%
661-700	43,422	13.7%
660 and below	9,927	3.1%
Data not available	1,478	0.5%
Total loans	$316,987	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	At December 31, 2014
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$105,342	18.4%	$113,541	39.6%
50% - 69%	179,319	31.4%	35,660	12.4%
70% - 79%	166,467	29.1%	27,123	9.4%
80% and over	19,335	3.4%	4,195	1.5%
Data not available	1,615	0.3%	1,061	0.4%
Total originated	472,078	82.6%	181,580	63.2%

Acquired:
Loan-to-value ratio:
Less than 50%	19,574	3.4%	70,293	24.5%
50% - 69%	35,131	6.2%	22,581	7.9%
70% - 79%	22,972	4.0%	10,569	3.7%
80% and over	16,268	2.8%	1,178	0.4%
Data not available	5,897	1.0%	857	0.3%
Total acquired	99,842	17.4%	105,478	36.8%

Total loans	$571,920	100.0%	$287,058	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$454	$2,147	$1,235	$3,836	$1,526,929	$1,530,765	$208	$3,174
Multi-family mortgage	—	—	309	309	576,083	576,392	—	309
Construction	—	—	—	—	126,975	126,975	—	—
Total commercial real estate loans	454	2,147	1,544	4,145	2,229,987	2,234,132	208	3,483
Commercial loans and leases:
Commercial	4,589	3,545	1,040	9,174	539,553	548,727	—	8,996
Equipment financing	2,005	306	2,020	4,331	633,080	637,411	1	2,639
Condominium association	—	—	—	—	55,185	55,185	—	—
Total commercial loans and leases	6,594	3,851	3,060	13,505	1,227,818	1,241,323	1	11,635
Indirect automobile	1,492	477	76	2,045	17,332	19,377	—	417
Consumer loans:
Residential mortgage	—	—	229	229	506,599	506,828	—	2,251
Home equity	51	—	106	157	206,678	206,835	—	159
Other consumer	273	3	34	310	11,748	12,058	1	42
Total consumer loans	324	3	369	696	725,025	725,721	1	2,452
Total originated loans and leases	$8,864	$6,478	$5,049	$20,391	$4,200,162	$4,220,553	$210	$17,987

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	At June 30, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$1,183	$527	$4,409	$6,119	$221,397	$227,516	$4,409	$—
Multi-family mortgage	—	—	2,391	2,391	48,788	51,179	2,391	—
Construction	—	—	—	—	531	531	—	—
Total commercial real estate loans	1,183	527	6,800	8,510	270,716	279,226	6,800	—
Commercial loans and leases:
Commercial	941	—	3,611	4,552	25,269	29,821	343	3,320
Equipment financing	26	—	—	26	11,010	11,036	—	—
Total commercial loans and leases	967	—	3,611	4,578	36,279	40,857	343	3,320
Consumer loans:
Residential mortgage	912	—	2,862	3,774	92,471	96,245	2,692	170
Home equity	562	164	1,126	1,852	90,709	92,561	175	1,985
Other consumer	—	—	—	—	139	139	—	—
Total consumer loans	1,474	164	3,988	5,626	183,319	188,945	2,867	2,155
Total acquired loans and leases	$3,624	$691	$14,399	$18,714	$490,314	$509,028	$10,010	$5,475

Total loans and leases	$12,488	$7,169	$19,448	$39,105	$4,690,476	$4,729,581	$10,220	$23,462

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

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
At and for the Six Months Ended June 30, 2015 and 2014

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

Commercial Real Estate Loans — At June 30, 2015, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 37.2%; multi-family mortgage loans — 13.3%; and construction loans — 2.7%.

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

Commercial Loans and Leases — At June 30, 2015, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 12.2%; equipment financing loans — 13.7%; and loans to condominium associations — 1.2%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.

Indirect Automobile Loans — At June 30, 2015, indirect automobile loans represented 0.4% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on payment status and historical loss rates.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Consumer Loans — At June 30, 2015, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 12.8%; home equity loans — 6.3%; and other consumer loans — 0.3%.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	At June 30, 2015			At December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,198	$5,193	$—	$2,751	$2,748	$—
Commercial	14,494	14,468	—	13,440	13,421	—
Consumer	3,951	3,946	—	3,055	3,048	—
Total originated with no related allowance recorded	23,643	23,607	—	19,246	19,217	—
With an allowance recorded:
Commercial real estate	4,087	4,087	88	4,119	4,119	108
Commercial	6,462	6,454	2,405	2,019	2,011	768
Consumer	163	162	—	176	176	10
Total originated with an allowance recorded	10,712	10,703	2,493	6,314	6,306	886
Total originated impaired loans and leases	34,355	34,310	2,493	25,560	25,523	886

Acquired:
With no related allowance recorded:
Commercial real estate	8,263	8,264	—	9,413	9,428	—
Commercial	4,824	4,824	—	6,049	6,047	—
Consumer	8,263	8,278	—	6,688	6,688	—
Total acquired with no related allowance recorded	21,350	21,366	—	22,150	22,163	—
With an allowance recorded:
Commercial real estate	—	—	—	244	244	22
Commercial	598	598	238	478	478	214
Consumer	366	366	47	225	225	41
Total acquired with an allowance recorded	964	964	285	947	947	277
Total acquired impaired loans and leases	22,314	22,330	285	23,097	23,110	277

Total impaired loans and leases	$56,669	$56,640	$2,778	$48,657	$48,633	$1,163

(1)Includes originated and acquired nonaccrual loans of $16.3 million and $5.5 million, respectively, at June 30, 2015.
(2)Includes originated and acquired nonaccrual loans of $7.1 million and $4.6 million, respectively, at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,204	$21	$947	$12
Commercial	14,942	151	5,711	62
Consumer	3,966	15	128	—
Total originated with no related allowance recorded	24,112	187	6,786	74
With an allowance recorded:
Commercial real estate	4,092	49	3,010	22
Commercial	6,497	3	3,800	24
Consumer	165	—	3,582	15
Total originated with an allowance recorded	10,754	52	10,392	61
Total originated impaired loans and leases	34,866	239	17,178	135

Acquired:
With no related allowance recorded:
Commercial real estate	8,596	38	20,402	182
Commercial	4,931	17	6,775	23
Consumer	8,295	14	4,807	5
Total acquired with no related allowance recorded	21,822	69	31,984	210
With an allowance recorded:
Commercial real estate	—	—	1,522	3
Commercial	598	—	1,948	14
Consumer	370	3	770	1
Total acquired with an allowance recorded	968	3	4,240	18
Total acquired impaired loans and leases	22,790	72	36,224	228

Total impaired loans and leases	$57,656	$311	$53,402	$363

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$5,066	$44	$2,422	$48
Commercial	15,086	303	4,796	70
Consumer	4,023	30	1,980	13
Total originated with no related allowance recorded	24,175	377	9,198	131
With an allowance recorded:
Commercial real estate	4,100	99	1,587	22
Commercial	6,180	6	3,728	48
Consumer	168	—	1,940	15
Total originated with an allowance recorded	10,448	105	7,255	85
Total originated impaired loans and leases	34,623	482	16,453	216

Acquired:
With no related allowance recorded:
Commercial real estate	9,462	75	13,990	228
Commercial	4,717	32	7,498	59
Consumer	7,843	29	6,539	10
Total acquired with no related allowance recorded	22,022	136	28,027	297
With an allowance recorded:
Commercial real estate	122	—	2,971	40
Commercial	735	—	1,247	15
Consumer	365	5	385	1
Total acquired with an allowance recorded	1,222	5	4,603	56
Total acquired impaired loans and leases	23,244	141	32,630	353

Total impaired loans and leases	$57,867	$623	$49,083	$569

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$88	$2,405	$—	$—	$—	$2,493
Collectively evaluated for impairment	27,471	17,291	381	3,547	2,560	51,250
Total originated loans and leases	27,559	19,696	381	3,547	2,560	53,743

Acquired:
Individually evaluated for impairment	—	238	—	46	—	284
Collectively evaluated for impairment	620	199	—	61	—	880
Acquired with deteriorated credit quality	1,037	96	—	358	—	1,491
Total acquired loans and leases	1,657	533	—	465	—	2,655

Total allowance for loan and lease losses	$29,216	$20,229	$381	$4,012	$2,560	$56,398

Loans and Leases:
Originated:
Individually evaluated for impairment	$9,285	$20,956	$—	$4,114	$—	$34,355
Collectively evaluated for impairment	2,224,847	1,220,367	19,377	721,607	—	4,186,198
Total originated loans and leases	2,234,132	1,241,323	19,377	725,721	—	4,220,553

Acquired:
Individually evaluated for impairment	605	4,667	—	3,370	—	8,642
Collectively evaluated for impairment	79,356	22,915	—	118,337	—	220,608
Acquired with deteriorated credit quality	199,265	13,275	—	67,238	—	279,778
Total acquired loans and leases	279,226	40,857	—	188,945	—	509,028

Total loans and leases	$2,513,358	$1,282,180	$19,377	$914,666	$—	$4,729,581

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

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

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2015	At December 31, 2014
	(In Thousands)
Troubled debt restructurings:
On accrual	$14,205	$14,815
On nonaccrual	5,981	5,625
Total troubled debt restructurings	$20,186	$20,440

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended June 30, 2015
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	3	$732	$730	$122	$245	$—	1	245
Total Originated	3	732	730	122	245	—	1	245

Acquired:
Commercial	3	392	391	—	13	—	2	406
Total Acquired	3	392	391	—	13	—	2	406

Total	6	$1,124	$1,121	$122	$258	$—	3	$651

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended June 30, 2014
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	2	$390	$365	$17	$17	$—	—	$—
Equipment financing	1	289	289	—	—	—	1	259
Residential mortgage	1	291	291	—	—	—	—	—
Total Originated	4	970	945	17	17	—	1	259

Acquired:
Commercial	2	253	261	9	261	—	—	—
Total Acquired	2	253	261	9	261	—	—	—

Total	6	$1,223	$1,206	$26	$278	$—	1	$259

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

	At and for the Six Months Ended June 30, 2015
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	4	$2,702	$2,371	$122	$245	$—	1	$245
Equipment financing	1	112	106	—	—	—	—	—
Total Originated	5	2,814	2,477	122	245	—	1	245

Acquired:
Commercial	4	642	641	—	13	—	3	418
Home equity	2	164	164	12	24	—	1	24
Total Acquired	6	806	805	12	37	—	4	442

Total	11	$3,620	$3,282	$134	$282	$—	5	$687

	At and for the Six Months Ended June 30, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$944	$—	$—	$—	—	$—
Commercial	2	390	365	17	17	—	—	—
Equipment financing	2	673	671	—	—	—	3	349
Residential mortgage	2	789	786	—	495	—	—	—
Total Originated	7	2,805	2,766	17	512	—	3	349

Acquired:
Commercial	2	253	261	9	261	—	—	—
Total Acquired	2	253	261	9	261	—	—	—

Total	9	$3,058	$3,027	$26	$773	$—	3	$349

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Loans with one modification:
Extended maturity	$135	$609	$409	$609
Adjusted interest rate	—	—	$140	$878
Interest only	—	17	106	17
Total loans with one modification	135	626	655	1,504

Loans with more than one modification:
Extended maturity	986	289	2,627	1,232
Adjusted principal	—	291	—	291
Total loans with more than one modification	986	580	2,627	1,523

Total loans with modifications	$1,121	$1,206	$3,282	$3,027

The financial impact of the modification of performing and nonperforming loans and leases for the three and six months ended months ended June 30, 2015 was nominal. The financial impact of the modification of performing and nonperforming loans and leases for the three and six months ended June 30, 2014 was $0.1 million and $0.1 million, respectively.

As of June 30, 2015 and 2014, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Premises and Equipment

In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the six months ended June 30, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s unaudited consolidated statements of income. There were no sales of premises and equipment during the three and six months ended June 30, 2015.

(7)               Goodwill and Other Intangible Assets

The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2015	At December 31, 2014
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	10,993	12,455
Trade name	1,089	1,089
Total other intangible assets	12,082	13,544
Total goodwill and other intangible assets	$149,972	$151,434

The Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at June 30, 2015 is as follows:

Remainder of 2015	$1,449
Year ending:
2016	2,500
2017	2,089
2018	1,669
2019	1,295
Thereafter	1,991
Total	$10,993

(8)               Investments in Qualified Affordable Housing Projects

The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of June 30, 2015, the Company has investments in 8 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.

On January 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Prior to the implementation of ASU 2014-01, the Company’s investments in qualified affordable housing projects were accounted for using the equity method. Under the equity method, operating losses or gains from these investments were included as a component of non-interest income in the Company's consolidated statements of income. ASU 2014-01 calls for the use of the proportional amortization method calculation and the operating losses or gains for these investments are included as a component of the provision for income taxes in the Company’s consolidated statements of income. Under the proportional amortization method, the initial costs of the investment in qualified affordable housing projects is amortized based on the tax credits and other benefits received.

Further information regarding the Company's investments in affordable housing projects follows:

	At June 30, 2015	At December 31, 2014
	(In Thousands)
Investments in affordable housing projects included in other assets	$10,400	$10,313
Unfunded commitments related to affordable housing projects included in other liabilities	1,982	2,608
Investments in affordable housing projects tax credits included in other liabilities	794	1,432
Investments in affordable housing projects tax benefits included in other liabilities	328	669

	At and for the Three Months Ended June 30, 2015	At and for the Six Months Ended June 30, 2015
	(In Thousands)
Investment amortization included in pretax income	$393	$803
Amount recognized as income tax benefit	151	302

ASU 2014-01 was applied retrospectively to all periods presented. The cumulative effect on retained earnings was $1.1 million at January 1, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The following table illustrates the prior period adjustments related to the adoption of ASU 2014-01.

At December 31, 2014
(In Thousands)
Other assets, as reported	$79,411
Prior period adjustment	1,068
Other assets, as adjusted	$80,479

Retained earnings, as reported	$83,792
Prior period adjustment	1,068
Retained earnings, as adjusted	$84,860

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In Thousands)
Loss from investments in affordable housing projects, as reported	$539	$1,043
Prior period adjustment	(539)	(1,043)
Loss from investments in affordable housing projects, as adjusted	$—	$—

Provision for income taxes, as reported	$5,774	$11,769
Prior period adjustment	384	768
Provision for income taxes, as adjusted	$6,158	$12,537

Net income, as reported	$9,976	$20,398
Prior period adjustment	155	275
Net income, as adjusted	$10,131	$20,673

Basic earnings per share, as reported	$0.14	$0.29
Prior period adjustment	0.01	0.01
Basic earnings per share, as adjusted	$0.15	$0.30

Effective tax rate, as reported	35.58%	35.59%
Prior period adjustment	1.15%	1.17%
Effective tax rate, as adjusted	36.73%	36.76%
(9)               Comprehensive Income/(Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2015 and June 30, 2014, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at March 31, 2015	$1,636	$111	$1,747
Other comprehensive loss	(3,522)	—	(3,522)
Balance at June 30, 2015	$(1,886)	$111	$(1,775)

	Three Months Ended June 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at March 31, 2014	$(6,301)	$365	$(5,936)
Other comprehensive income	2,727	—	2,727
Balance at June 30, 2014	$(3,574)	$365	$(3,209)

	Six Months Ended June 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive loss	(153)	—	(153)
Balance at June 30, 2015	$(1,886)	$111	$(1,775)

	Six Months Ended June 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	4,758	(52)	4,706
Balance at June 30, 2014	$(3,574)	$365	$(3,209)

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended	Income Statement Line Affected by Reclassification
	June 30, 2014	June 30, 2014
	(In Thousands)
Other comprehensive income (loss) component
Unrealized gains (losses) on investment securities available-for-sale	$(13)	$(13)	Loss on sales of securities, net
	5	5	Provision for income taxes
Total reclassifications for the period	$(8)	$(8)	Net income

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

(10)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2015 or December 31, 2014.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in the Company's unaudited consolidated statements of income. The Company had 34 interest-rate swaps related to this program with an aggregate notional amount of $224.7 million at June 30, 2015, compared with 22 interest-rate swaps with an aggregate notional amount of $109.4 million at December 31, 2014.

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at June 30, 2015 and December 31, 2014.

	At June 30, 2015		At December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$2,649	$2,484	$2,676	$2,714

Changes in the fair value are recognized directly in the Company's unaudited consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain recognized in income due to changes in the fair value for the three and six months ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Gain recognized in income on derivatives	$295	$4	$204	$6

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties. The Company had no net credit risk exposure at June 30, 2015. The estimated net credit risk exposure was $38.0 thousand at December 31, 2014.

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $7.8 million and $5.4 million in the normal course of business at June 30, 2015 and December 31, 2014, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2015
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$2,649	$—	$2,649	$—	$—	$2,649

Liability Derivatives	$2,484	$—	$2,484	$3,744	$4,030	$10,258

	At December 31, 2014
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received) / Posted
	(In Thousands)
Asset Derivatives	$2,676	$—	$2,676	$—	$—	$2,676

Liability Derivatives	$2,714	$—	$2,714	$4,173	$1,180	$8,067

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

(11)       Stock Based Compensation

As of June 30, 2015, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan (the "2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan (the "2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Total expense for the Plans was $0.1 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014. Total expense for the Plans was $0.5 million for the six months ended June 30, 2015 compared to $0.6 million for the six months ended June 30, 2014.

(12)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income*	$11,865	$11,865	$10,131	$10,131

Denominator:
Weighted average shares outstanding	70,049,829	70,049,829	69,886,576	69,886,576
Effect of dilutive securities	—	166,021	—	125,801
Adjusted weighted average shares outstanding	70,049,829	70,215,850	69,886,576	70,012,377

EPS*	$0.17	$0.17	$0.15	$0.14

	Six Months Ended
	June 30, 2015		June 30, 2014
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income*	$23,568	$23,568	$20,673	$20,673

Denominator:
Weighted average shares outstanding	70,042,997	70,042,997	69,881,055	69,881,055
Effect of dilutive securities	—	147,018	—	117,164
Adjusted weighted average shares outstanding	70,042,997	70,190,015	69,881,055	69,998,219

EPS*	$0.34	$0.34	$0.30	$0.29

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.

(13)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2015 and June 30, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$18,550	$—	$18,550
GSE CMOs	—	214,397	—	214,397
GSE MBSs	—	254,802	—	254,802
SBA commercial loan asset-backed securities	—	179	—	179
Corporate debt obligations	—	40,254	—	40,254
Trust preferred securities	—	1,321	—	1,321
Total debt securities	—	529,503	—	529,503
Marketable equity securities	973	—	—	973
Total investment securities available-for-sale	$973	$529,503	$—	$530,476

Interest-rate swaps	$—	$2,649	$—	$2,649

Liabilities:
Interest-rate swaps	$—	$2,484	$—	$2,484

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

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

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of June 30, 2015 and December 31, 2014, no investment securities are valued using pricing models included in Level 3.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Investment securities available-for-sale, beginning of period	$—	$1,690	$—	$1,775
Investment security sales	—	(1,658)	—	(1,658)
Total realized losses included in other income	—	(242)	—	(242)
Total unrealized losses included in other comprehensive income	—	210	—	125
Investment securities available-for-sale, end of period	$—	$—	$—	$—

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$17,387	$17,387
OREO	—	—	1,676	1,676
Repossessed assets	—	736	—	736
Total assets measured at fair value on a non-recurring basis	$—	$736	$19,063	$19,799

	Carrying Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,376	$6,376
OREO	—	—	953	953
Repossessed assets	—	503	—	503
Total assets measured at fair value on a non-recurring basis	$—	$503	$7,329	$7,832

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
At and for the Six Months Ended June 30, 2015 and 2014

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

	Fair Value		Valuation Technique
	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$17,387	$6,376	Appraisal of collateral (1)
Other real estate owned	$1,676	$953	Appraisal of collateral (1)

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
At and for the Six Months Ended June 30, 2015 and 2014

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At June 30, 2015
Financial assets:
Investment securities held-to-maturity:
GSEs	$26,925	$26,728	$—	$26,728	$—
GSE MBSs	20,993	20,775	—	20,775	—
Municipal Obligations	12,093	11,990	—	11,990	—
Foreign Government Obligations	500	500	—	—	500
Loans held-for-sale	12,482	12,482	—	12,482	—
Loans and leases, net	4,673,183	4,682,684	—	—	4,682,684
Financial liabilities:
Certificates of deposit	1,042,923	1,051,227	—	1,051,227	—
Borrowed funds	937,648	942,799	—	942,799	—

At December 31, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	1,537	1,537	—	1,537	—
Loans and leases, net	4,768,948	4,753,605	—	—	4,753,605
Financial liabilities:
Certificates of deposit	946,708	949,320	—	949,320	—
Borrowed funds	1,126,404	1,132,940	—	1,132,940	—

Investment Securities Held-to-Maturity

The fair values of certain investment securities held-to-maturity are estimated using market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE MBSs and municipal obligations, all of which are included in Level 2. Additionally, fair values of foreign government obligations are based on comparisons to market prices of similar securities and are considered to be Level 3.

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
At and for the Six Months Ended June 30, 2015 and 2014

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2015	At December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$48,538	$107,179
Commercial	64,611	102,353
Residential mortgage	11,267	20,520
Unadvanced portion of loans and leases	533,214	629,351
Unused lines of credit:
Home equity	256,468	244,603
Other consumer	13,257	10,876
Other commercial	816	728
Unused letters of credit:
Financial standby letters of credit	17,781	16,762
Performance standby letters of credit	342	3,126
Commercial and similar letters of credit	223	50
Back-to-back interest-rate swaps	224,748	109,362

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million at June 30, 2015 and $1.3 million at December 31, 2014.
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
The fair value of interest rate swap assets and liabilities was $2.6 million and $2.5 million, respectively, at June 30, 2015. The fair value of interest rate swap assets and liabilities was $2.7 million and $2.7 million, respectively, at December 31, 2014.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2015	$2,749
Year ending:
2016	5,344
2017	4,820
2018	4,265
2019	3,353
Thereafter	12,266
Total	$32,797

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $2.6 million during the six months ended June 30, 2015, with minimal lease acceleration. This compared to rental expense of $3.6 million during the six months ended June 30, 2014, which included $0.8 million in lease acceleration related to a relocation of an operations center and a closure of a branch property.

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

Introduction

The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island (“BankRI”) and its subsidiaries; First Ipswich Bank (“First Ipswich”) and its subsidiaries; and Brookline Securities Corp.

As a commercially-focused financial institution with 48 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York/New Jersey metropolitan area.

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

The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As Massachusetts-chartered banks, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The Federal Deposit Insurance Corporation ("FDIC") continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data

The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic*	$0.17	$0.17	$0.16	$0.17	$0.15
Book value per share (end of period)*	9.33	9.30	9.16	9.05	8.99
Tangible book value per share (end of period) (1)*	7.19	7.15	7.00	6.87	6.80
Dividends paid per common share	0.090	0.085	0.085	0.085	0.085
Stock price (end of period)	11.29	10.05	10.03	8.55	9.37

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.49%	3.57%	3.49%	3.53%	3.63%
Return on average assets*	0.82%	0.80%	0.76%	0.83%	0.74%
Return on average tangible assets (1)*	0.85%	0.82%	0.78%	0.85%	0.76%
Return on average stockholders’ equity*	7.24%	7.22%	6.79%	7.41%	6.46%
Return on average tangible stockholders' equity (1)*	9.40%	9.41%	8.90%	9.77%	8.56%
Dividend payout ratio (1)*	53.32%	51.05%	54.93%	50.89%	58.87%
Efficiency ratio (3)*	58.52%	59.11%	62.27%	59.64%	62.11%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.04%	0.07%	0.07%	0.07%	0.06%
Nonperforming loans and leases as a percentage of total loans and leases	0.50%	0.49%	0.28%	0.37%	0.37%
Nonperforming assets as a percentage of total assets*	0.45%	0.43%	0.26%	0.35%	0.33%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.19%	1.19%	1.11%	1.12%	1.12%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.27%	1.28%	1.20%	1.26%	1.31%

CAPITAL RATIOS
Stockholders’ equity to total assets*	11.30%	11.32%	11.06%	11.08%	11.25%
Tangible equity ratio (1)*	8.94%	8.93%	8.68%	8.64%	8.75%

FINANCIAL CONDITION DATA
Total assets*	$5,782,934	$5,755,146	$5,800,948	$5,718,944	$5,588,306
Total loans and leases	4,729,581	4,634,594	4,822,607	4,736,028	4,603,913
Allowance for loan and lease losses	56,398	55,106	53,659	52,822	51,686
Goodwill and identified intangible assets	149,972	150,696	151,434	152,261	153,089
Total deposits	4,129,408	4,114,795	3,958,106	3,889,204	3,861,147
Total borrowed funds	937,648	924,925	1,126,404	1,132,865	1,041,004
Stockholders’ equity*	653,516	651,319	641,818	633,379	628,483

EARNINGS DATA
Net interest income	$47,172	$48,528	$47,576	$47,324	$46,434
Provision for credit losses	1,913	2,263	1,724	2,034	2,276
Non-interest income*	4,867	4,470	4,541	6,189	3,822
Non-interest expense	30,452	31,326	32,455	31,914	31,215
Net income*	11,865	11,703	10,875	11,740	10,131

(1)	Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

(*)
Previously reported amounts January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

Executive Overview

Growth

Total assets of $5.8 billion at June 30, 2015 decreased $18.0 million, or 0.6% on an annualized basis, from December 31, 2014. The decrease was resulted from the sale of the indirect automobile portfolio during the first quarter of 2015.

The loan and lease portfolio decreased $93.0 million, or 3.9% on an annualized basis, to $4.7 billion at June 30, 2015 from $4.8 billion at December 31, 2014. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company’s commercial loan portfolios, which totaled $3.8 billion, or 80.3% of total loans and leases, at June 30, 2015, increased $160.6 million, or 8.8% on an annualized basis, from $3.6 billion, or 75.4% of total loans and leases, at December 31, 2014. Loan growth in the Company’s commercial loan portfolios was offset by the sale of over 90% of the indirect automobile portfolio during the first quarter of 2015.

Total deposits of $4.1 billion at June 30, 2015 increased $171.3 million from December 31, 2014. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 5.0% annualized rate during the first six months of 2015.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.19% at June 30, 2015, compared to 1.11% at December 31, 2014. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.27% at June 30, 2015, compared to 1.20% at December 31, 2014. The Company continued to employ its historical underwriting methodology throughout the six-month period ended June 30, 2015.

Nonperforming assets at June 30, 2015 totaled $25.9 million, or 0.45% of total assets, as compared with $15.2 million, or 0.26% of total assets, at December 31, 2014. Net charge-offs for the three months ended June 30, 2015 were $0.5 million, or 0.04% of average loans and leases on an annualized basis, compared to $0.7 million, or 0.06% annualized, for the three months ended June 30, 2014.

Capital Strength

The Company is a "well-capitalized" bank holding company as defined in the Federal Reserve Board's Regulation Y. The Company's common equity tier 1 capital ratio was 10.75% at June 30, 2015. The Company’s Tier 1 leverage ratio was 9.36% at June 30, 2015, compared to 9.01% at December 31, 2014. Tier 1 risk-based ratio was 11.03% at June 30, 2015, compared to 10.55% at December 31, 2014. Total risk-based ratio was 13.78% at June 30, 2015, compared to 13.24% at December 31, 2014. The Company's ratio of stockholders’ equity to total assets was 11.30% and 11.06% at June 30, 2015 and December 31, 2014, respectively. The Company's tangible equity ratio was 8.94% and 8.68% at June 30, 2015 and December 31, 2014, respectively.

Net Income

For the three months ended June 30, 2015, the Company reported net income of $11.9 million, or $0.17 per basic and diluted share, up $1.8 million, or 17.1%, from $10.1 million, or $0.15 per basic share, for the three months ended June 30, 2014. This increase in net income is primarily the result of an increase in net interest income of $0.7 million, a decrease in the provision for credit losses of $0.4 million, an increase in non-interest income of $1.0 million, and a decrease in non-interest expense of $0.8 million, offset by an increase in provision for income taxes of $1.0 million. Refer to “Results of Operations" below for further discussion.

For the six months ended June 30, 2015, the Company reported net income of $23.6 million, or $0.34 per basic and diluted share, up $2.9 million, or 14.0%, from $20.7 million, or $0.30 per basic share, for the six months ended June 30, 2014. This increase in net income is primarily the result of an increase in net interest income of $1.5 million, a decrease in the provision for credit losses of $0.5 million, a decrease in non-interest expense of $3.0 million, offset by a decrease in non-interest income of $0.1 million and an increase in provision for income taxes of $1.7 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.82% and 0.81% for the three and six months ended June 30, 2015, respectively, compared to 0.74% and 0.76% for the three and six months ended June 30, 2014, respectively. The annualized return on average stockholders’ equity was 7.24% and 7.23% for the three and six months ended June 30, 2015, respectively, compared to 6.46% and 6.62% for the three and six months ended June 30, 2014.

Net interest margin was 3.49% for the three months ended June 30, 2015, compared to 3.63% for the three months ended June 30, 2014. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a decrease in the yield on interest-earning assets by 8 basis points to 4.07% for the three months ended June 30, 2015 from 4.15% for the three months ended June 30, 2014 and an increase of 5 basis points in the Company's overall cost of funds to 0.63% for the three months ended June 30, 2015 from 0.58% for the three months ended June 30, 2014.

Net interest margin was 3.53% for the six months ended June 30, 2015, compared to 3.74% for the six months ended June 30, 2014. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a decrease in the yield on interest-earning assets by 17 basis points to 4.09% for the six months ended June 30, 2015 from 4.26% for the six months ended June 30, 2014 and an increase of 4 basis points in the Company's overall cost of funds to 0.63% for the six months ended June 30, 2015 from 0.59% for the three months ended June 30, 2014.

The decrease in the yield on interest-earning assets was largely due to continued rate pressures and the sale of the indirect automobile portfolio in the first quarter of 2015. Despite the strength of the Company's net interest margin, competitive pricing pressure in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds, continues to place significant pressure on the Company's net interest margin and net interest income.

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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Net income, as reported*	$11,865	$11,703	$10,875	$11,740	$10,131

Average total assets*	$5,762,620	$5,852,114	$5,757,715	5,654,792	5,460,004
Less: Average goodwill and average identified intangible assets, net	150,385	151,125	151,932	152,755	153,577
Average tangible assets*	$5,612,235	$5,700,989	$5,605,783	$5,502,037	$5,306,427

Return on average tangible assets (annualized)*	0.85%	0.82%	0.78%	0.85%	0.76%

Average total stockholders’ equity*	$655,223	$648,683	$640,706	633,406	627,114
Less: Average goodwill and average identified intangible assets, net	150,385	151,125	151,932	152,755	153,577
Average tangible stockholders’ equity*	$504,838	$497,558	$488,774	$480,651	$473,537

Return on average tangible stockholders’ equity (annualized)*	9.40%	9.41%	8.90%	9.77%	8.56%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following tables summarize the Company’s tangible equity ratio and tangible book value per share at the dates indicated:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Total stockholders’ equity*	$653,516	$651,319	$641,818	$633,379	$628,483
Less: Goodwill and identified intangible assets, net	149,972	150,696	151,434	152,261	153,089
Tangible stockholders’ equity*	$503,544	$500,623	$490,384	$481,118	$475,394

Total assets*	$5,782,934	$5,755,146	$5,800,948	$5,718,944	$5,588,306
Less: Goodwill and identified intangible assets, net	149,972	150,696	151,434	152,261	153,089
Tangible assets*	$5,632,962	$5,604,450	$5,649,514	$5,566,683	$5,435,217

Tangible equity ratio*	8.94%	8.93%	8.68%	8.64%	8.75%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity*	$503,544	$500,623	$490,384	$481,118	$475,394

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	5,048,525	5,042,238	5,040,571	5,035,956	5,144,807
Less: Unallocated ESOP shares	232,224	241,803	251,382	261,453	271,524
Less: Unvested restricted shares	406,566	418,035	419,702	427,952	434,459
Common shares outstanding	70,057,130	70,042,369	70,032,790	70,019,084	69,893,655

Tangible book value per share*	$7.19	$7.15	$7.00	$6.87	$6.80
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Dividends paid	$6,326	$5,974	$5,974	$5,974	$5,964

Net income, as reported*	$11,865	$11,703	$10,875	$11,740	$10,131

Dividend payout ratio*	53.32%	51.05%	54.93%	50.89%	58.87%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Allowance for loan and lease losses	$56,398	$55,106	$53,659	$52,822	$51,686
Less: Allowance for acquired loan and lease losses	2,655	2,911	2,848	1,933	1,247
Allowance for originated loan and lease losses	$53,743	$52,195	$50,811	$50,889	$50,439

Total loans and leases	$4,729,581	$4,634,594	$4,822,607	$4,736,028	$4,603,913
Less: Total acquired loans and leases	509,028	561,103	590,654	709,404	747,106
Total originated loans and leases	$4,220,553	$4,073,491	$4,231,953	$4,026,624	$3,856,807

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.27%	1.28%	1.20%	1.26%	1.31%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Six Months Ended June 30, 2015 and 2014

Financial Condition

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At June 30, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,758,281	37.2%	$1,680,082	34.8%
Multi-family mortgage	627,571	13.3%	639,706	13.2%
Construction	127,506	2.7%	148,013	3.1%
Total commercial real estate loans	2,513,358	53.1%	2,467,801	51.1%
Commercial loans and leases:
Commercial	578,548	12.2%	514,077	10.7%
Equipment financing	648,447	13.7%	601,424	12.5%
Condominium association	55,185	1.2%	51,593	1.1%
Total commercial loans and leases	1,282,180	27.1%	1,167,094	24.3%
Indirect automobile	19,377	0.4%	316,987	6.6%
Consumer loans:
Residential mortgage	603,073	12.8%	571,920	11.9%
Home equity	299,396	6.3%	287,058	5.9%
Other consumer	12,197	0.3%	11,747	0.2%
Total consumer loans	914,666	19.3%	870,725	18.0%
Total loans and leases	4,729,581	100.0%	4,822,607	100.0%
Allowance for loan and lease losses	(56,398)		(53,659)
Net loans and leases	$4,673,183		$4,768,948

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the six months ended June 30, 2015:

	At June 30, 2015	At December 31, 2014	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,513,358	$2,467,801	$45,557	3.7%
Commercial	1,282,180	1,167,094	115,086	19.7%
Indirect automobile	19,377	316,987	(297,610)	N/A
Consumer	914,666	870,725	43,941	10.1%
Total loans and leases	$4,729,581	$4,822,607	$(93,026)	-3.9%
N/A - annualized percent change not meaningful

The Company’s loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company’s primary lending area, loans to business entities, including commercial lines of credit, loans to condominium associations and loans and leases used to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.

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

Commercial Real Estate Loans

The commercial real estate portfolio is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 53.1% of total loans and leases outstanding at June 30, 2015. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($648.2 million), office buildings ($612.2 million), retail stores ($488.5 million), industrial properties ($277.0 million) and mixed-use properties ($188.1 million) at June 30, 2015. At that date, over 98% of the commercial real estate loans outstanding were secured by properties located in New England.

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

Commercial Loans and Leases

The commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.1% of total loans outstanding at June 30, 2015. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Approximately 52% of the commercial loans outstanding at June 30, 2015 were made to borrowers located in New England. Approximately 17% of the outstanding balances were made to borrowers in New York and New Jersey by the Company's equipment financing divisions. The remaining 31% of the commercial loans outstanding were made to borrowers in other areas in the United States of America. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

Indirect Automobile Loans

The indirect automobile loan portfolio represented 0.4% of total loans outstanding at June 30, 2015. Loans outstanding in the portfolio totaled $19.4 million at June 30, 2015, down from $317.0 million at December 31, 2014. In December 2014, the Company ceased the origination of indirect automobile loans. In March 2015, the Company sold $255.2 million of the indirect automobile loan portfolio. As of June 30, 2015, the Company continues to service the remaining portfolio.

Consumer Loans

The consumer loan portfolio is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 19.3% of total loans outstanding at June 30, 2015. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are not generally maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At June 30, 2015, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At June 30, 2015, originated other consumer loans equaled $12.1 million, or 0.3% of total originated loans outstanding, at that date. Consumer equity and debt securities were pledged as collateral for a substantial part of these loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At June 30, 2015, the Company had $60.7 million of total assets, including acquired assets, that were designated as criticized. This compares to $71.4 million of assets that were designated as criticized at December 31, 2014. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$3,174	$1,009
Multi-family mortgage	309	—
Commercial	12,316	5,196
Equipment financing	2,639	3,223
Indirect automobile	417	645
Residential mortgage	2,421	1,682
Home equity	2,144	1,918
Other consumer	42	41
Total nonaccrual loans and leases	23,462	13,714
OREO	1,676	953
Other repossessed assets	736	503
Total nonperforming assets	$25,874	$15,170

Loans and leases past due greater than 90 days and still accruing	$10,220	$6,008

Total nonperforming loans and leases as a percentage of total loans and leases	0.50%	0.28%
Total nonperforming assets as a percentage of total assets	0.45%	0.26%

Total nonperforming assets, which are composed of nonaccrual loans and leases, OREO and other repossessed assets, increased $10.7 million from $15.2 million at December 31, 2014 to $25.9 million at June 30, 2015. The increase was primarily due to one commercial relationship which was downgraded during the first quarter of 2015, which had an outstanding loan amount of $8.4 million.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At June 30, 2015	At December 31, 2014
	(In Thousands)
Troubled debt restructurings:
On accrual	$14,205	$14,815
On nonaccrual	5,981	5,625
Total troubled debt restructurings	$20,186	$20,440

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$20,310	$18,296	$20,440	$18,348
Additions	632	1,206	3,465	2,086
Net charge-offs (recoveries)	31	(50)	3	(130)
Repayments	(787)	(1,064)	(3,722)	(1,721)
Other reductions (1)	—	—	—	(195)
Balance at end of period	$20,186	$18,388	$20,186	$18,388
(1) Other reductions include transfers to OREO and changes in troubled debt restructuring status.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three and six months ended June 30, 2015 and 2014.

	At and for the Three Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106
Charge-offs	(162)	(245)	(397)	(225)	—	(1,029)
Recoveries	—	94	410	24	—	528
(Credit) provision for loan and lease losses	(82)	1,296	(90)	594	75	1,793
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

Total loans and leases	$2,513,358	$1,282,180	$19,377	$914,666	N/A	$4,729,581
Allowance for loan and lease losses as a percentage of total loans and leases	1.16%	1.58%	1.97%	0.44%	N/A	1.19%

	At and for the Three Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at March 31, 2014	$24,858	$15,544	$3,664	$3,110	$3,048	$50,224
Charge-offs	—	(796)	(228)	(172)	—	(1,196)
Recoveries	—	218	173	85	—	476
Provision (credit) for loan and lease losses	1,857	900	77	(6)	(646)	2,182
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

Total loans and leases	$2,314,585	$1,076,953	$376,314	$836,061	N/A	$4,603,913
Allowance for loan and lease losses as a percentage of total loans and leases	1.15%	1.47%	0.98%	0.36%	N/A	1.12%

	At and for the Six Months Ended June 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(695)	(1,217)	(232)	—	(2,694)
Recoveries	—	306	991	42	—	1,339
Provision (credit) for loan and lease losses	172	4,661	(1,724)	843	142	4,094
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398

Total loans and leases	$2,513,358	$1,282,180	$19,377	$914,666	N/A	$4,729,581
Allowance for loan and lease losses as a percentage of total loans and leases	1.16%	1.58%	1.97%	0.44%	N/A	1.19%

	At and for the Six Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	—	(1,347)	(517)	(382)	—	(2,246)
Recoveries	—	469	277	114	—	860
Provision (credit) for loan and lease losses	3,693	1,524	2	(90)	(530)	4,599
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686

Total loans and leases	$2,314,585	$1,076,953	$376,314	$836,061	N/A	$4,603,913
Allowance for loan and lease losses as a percentage of total loans and leases	1.15%	1.47%	0.98%	0.36%	N/A	1.12%

The allowance for loan and lease losses was $56.4 million at June 30, 2015, or 1.19% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 1.11% of total loans and leases outstanding, at December 31, 2014. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2014 to June 30, 2015 was due to a specific reserve recorded for a commercial relationship which was downgraded during the first quarter and additional reserves recorded for continued loan growth, partially offset by release of reserves related to the sale of the indirect automobile portfolio during the first quarter.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $29.2 million at June 30, 2015, or 1.16% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $29.6 million, or 1.20% of total commercial real estate loans outstanding, at December 31, 2014. Specific reserves on commercial real estate loans were $0.1 million at June 30, 2015 and December 31, 2014. Despite loan growth of $45.6 million, or 3.7% on an annualized basis, from December 31, 2014, the $0.4 million decrease in the allowance for commercial real estate loan losses during the first six months of 2015 was primarily driven by improved credit quality of the commercial real estate loans.

The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.35% at June 30, 2015 from 1.81% at December 31, 2014. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.16% at June 30, 2015 from 0.05% at December 31, 2014.

Net charge-offs in the commercial real estate loan portfolio for the three months ended June 30, 2015 were $0.2 million. As a percentage of average commercial real estate loan portfolios, annualized net charge-offs for the three months ended June 30, 2015 was 0.03%. Net charge-offs for the three months ended June 30, 2014 were nominal.

Net charge-offs in the commercial real estate loan portfolio for the six months ended June 30, 2015 were $0.6 million. As a percentage of average commercial loans and leases, annualized net charge-offs for the six months ended June 30, 2015 was 0.04%. Net charge-offs for the six months ended June 30, 2014 were nominal.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $20.2 million, or 1.58% of total commercial loans and leases outstanding, at June 30, 2015, compared to $16.0 million, or 1.37%, at December 31, 2014.  Specific reserves on commercial loans and leases increased from $1.0 million at December 31, 2014 to $2.6 million at June 30, 2015. The $4.2 million increase in the allowance for commercial loan and lease losses during the first six months of 2015 was primarily driven by loan growth of $115.1 million, or 19.7% on an annualized basis, from December 31, 2014 and deterioration of one relationship in the commercial loans and leases portfolio during the first quarter of 2015.

The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.08% at June 30, 2015 as compared to 2.28% at December 31, 2014. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 0.94% at June 30, 2015 from 0.54% at December 31, 2014.

Net charge-offs in the commercial loan and lease portfolio for the three months ended June 30, 2015 and June 30, 2014 were $0.2 million and $0.6 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended June 30, 2015 and June 30, 2014 were 0.05% and 0.22%, respectively.

Net charge-offs in the commercial loan and lease portfolio for the six months ended June 30, 2015 and June 30, 2014 were $0.4 million and $0.9 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the six months ended June 30, 2015 and June 30, 2014 were 0.06% and 0.17%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $0.4 million, or 1.97% of total indirect automobile loans outstanding, at June 30, 2015, compared to $2.3 million, or 0.74% of the indirect automobile portfolio outstanding, at December 31, 2014.  The $1.9 million decrease in the allowance for indirect automobile loan losses was primarily a result of the sale of the indirect automobile portfolio in the first quarter of 2015. Loans outstanding decreased $297.6 million from $317.0 million at December 31, 2014 to $19.4 million at June 30, 2015. Based on a review of the credit metrics of the remaining indirect automobile portfolio, and a change in the reserve factor, the allowance ratio increased for the remaining portfolio. There were no loans individually evaluated for impairment in the indirect automobile portfolio at June 30, 2015 and December 31, 2014.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased to 45.2% at June 30, 2015 from 3.1% at December 31, 2014. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased to 2.15% at June 30, 2015 compared to 0.2% at December 31, 2014.

Net recoveries in the indirect automobile portfolio for the three months ended June 30, 2015 was $13 thousand. This compared to net charge-offs of $0.1 million for the three months ended June 30, 2014. As a percentage of average loans and leases, annualized net recoveries for the three months ended June 30, 2015 was 0.25%. This compared to annualized net charge-offs of 0.06% for the three months ended June 30, 2014.

Net charge-offs in the indirect automobile portfolio for the six months ended June 30, 2015 and 2014 were $0.2 million and $0.2 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the six months ended June 30, 2015 and June 30, 2014 were 0.30% and 0.13%, respectively.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.0 million, or 0.44% of total consumer loans and leases outstanding, at June 30, 2015, compared to $3.4 million, or 0.39%, at December 31, 2014. There was a nominal reserve for consumer loans individually evaluated for impairment at June 30, 2015 and December 31, 2014. The $0.6 million increase in the allowance for consumer loans during the first six months of 2015 was primarily driven by loan growth of $43.9 million, or 10.1%, on an annualized basis, from December 31, 2014. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.34% at June 30, 2015 from 0.23% at December 31, 2014.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data is further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years, and the low level of loan delinquencies at June 30, 2015. If the local economy weakens, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three months ended June 30, 2015 and 2014 were $0.2 million and $0.3 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three months ended June 30, 2015 and June 30, 2014 were 0.09% and 0.04%, respectively.

Net charge-offs in the consumer portfolio for the six months ended June 30, 2015 and June 30, 2014 were $0.2 million and $0.3 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the six months ended June 30, 2015 and June 30, 2014 were 0.04% and 0.07%, respectively.

Unallocated Allowance

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances, incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations and protects against potential losses outside of the ordinary course of business. These conditions are reviewed quarterly by management. Causes of losses outside the normal course of business include, but are not limited to, fraudulently obtained loans where there is no primary or secondary source of repayment; catastrophic and uninsured property loss where collateral is destroyed with no compensation; and legal documentation flaws that compromise security interests in collateral assets or the availability of guarantors. Management reviews these conditions and adjusted the factors due to the absence of losses outside the normal course of business and improved credit quality.

The unallocated allowance for loan and lease losses was $2.6 million at June 30, 2015, compared to $2.4 million at December 31, 2014.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2015			At December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$20,909	37.0%	37.2%	$20,858	38.9%	34.8%
Multi-family	5,097	9.0%	13.3%	5,057	9.4%	13.2%
Construction	3,210	5.7%	2.7%	3,679	6.9%	3.1%
Total commercial real estate loans	29,216	51.7%	53.1%	29,594	55.2%	51.1%
Commercial loans and leases:
Commercial	11,141	19.8%	12.2%	7,463	13.9%	10.7%
Equipment financing	8,678	15.4%	13.7%	8,112	15.1%	12.5%
Condominium association	410	0.7%	1.2%	382	0.7%	1.1%
Total commercial loans and leases	20,229	35.9%	27.1%	15,957	29.7%	24.3%
Indirect automobile	381	0.7%	0.4%	2,331	4.3%	6.6%
Consumer loans:
Residential mortgage	1,730	3.1%	12.8%	1,392	2.6%	11.9%
Home equity	2,137	3.8%	6.3%	1,846	3.5%	5.9%
Other consumer	145	0.3%	0.3%	121	0.2%	0.2%
Total consumer loans	4,012	7.2%	19.3%	3,359	6.3%	18.0%
Unallocated	2,560	4.5%	0.0%	2,418	4.5%	0.0%
Total	$56,398	100.0%	100.0%	$53,659	100.0%	100.0%

Investments

The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company’s asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.

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

Cash, cash equivalents, and investment securities increased approximately $68.9 million, or 22.4% on an annualized basis, to $682.9 million at June 30, 2015 from $614.0 million at December 31, 2014. The increase was primarily driven by the sale of the indirect automobile portfolio, offset by growth in the loans and leases portfolio, security portfolio and the maturity of FHLBB advances. Cash, cash equivalents, and investment securities were 11.8% of total assets at June 30, 2015, compared to 10.6% of total assets at December 31, 2014.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At June 30, 2015		At December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$18,519	$18,550	$22,929	$22,988
GSE CMOs	218,039	214,397	238,910	234,169
GSE MBSs	254,410	254,802	249,329	250,981
SBA commercial loan asset-backed securities	180	179	205	203
Corporate debt obligations	39,852	40,254	39,805	40,207
Trust preferred securities	1,465	1,321	1,463	1,240
Total debt securities	532,465	529,503	552,641	549,788
Marketable equity securities	951	973	947	973
Total investment securities available-for-sale	$533,416	$530,476	$553,588	$550,761

Investment securities held-to-maturity:
GSEs	$26,925	$26,728	$—	$—
GSE MBSs	20,993	20,775	—	—
Municipal Obligations	12,093	11,990	—	—
Foreign Government Obligations	500	500	500	500
Total investment securities held-to-maturity	$60,511	$59,993	$500	$500

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

Maturities, calls and principal repayments totaled $51.1 million for the six months ended June 30, 2015 compared to $34.6 million for the same period in 2014. During the six months ended June 30, 2015, the Company purchased $31.5 million of investment securities available-for-sale and $60.3 million investment securities held-to-maturity. This compared to $69.1 million of investment securities available-for-sale and $0.5 million of investment securities held-to-maturity for the same period in 2014. During the six months ended June 30, 2015 the Company did not sell any investment securities available-for-sale or held-to-maturity. During the six months ended June 30, 2014, the Company sold $5.1 million of available-for-sale securities and no held-to-maturity securities.

At June 30, 2015, the fair value of all investment securities available-for-sale was $530.5 million, with net unrealized losses of $2.9 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million at December 31, 2014. At June 30, 2015, $340.1 million, or 64.1% of the portfolio, had gross unrealized losses of $5.4 million. This compares to $335.7 million, or 60.9% of the portfolio, with gross unrealized losses of $6.0 million at December 31, 2014.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that these investment securities are not other-than-temporarily impaired at June 30, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 13, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. At June 30, 2015 the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million compared to $16.0 million at December 31, 2014.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. At June 30, 2015, the Company maintains an excess balance of capital stock of $15.3 million compared to $7.8 million at December 31, 2014, which allows for additional borrowing capacity at each Bank. At June 30, 2015 and December 31, 2014, the Company owned stock in the FHLBB with a carrying value of $58.3 million. The FHLBB stated that it remained in compliance with all regulatory capital ratios at June 30, 2015 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At June 30, 2015			At December 31, 2014
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$783,331	19.0%	0.00%	$726,118	18.3%	0.00%

NOW accounts	247,172	6.0%	0.07%	235,063	6.0%	0.07%
Savings accounts	532,184	12.8%	0.20%	531,727	13.4%	0.21%
Money market accounts	1,523,798	36.9%	0.43%	1,518,490	38.4%	0.52%
Certificate of deposit accounts	1,042,923	25.3%	0.89%	946,708	23.9%	0.88%
Total interest-bearing deposits	3,346,077	81.0%	0.51%	3,231,988	81.7%	0.54%
Total deposits	$4,129,408	100.0%	0.41%	$3,958,106	100.0%	0.44%

Total deposits increased $171.3 million, or 8.7% on an annualized basis, to $4.1 billion at June 30, 2015 as compared to $4.0 billion at December 31, 2014. Deposits as a percentage of total assets increased from 68.2% at December 31, 2014 to 71.4% at June 30, 2015. The increase in deposits as a percentage of total assets is primarily due to the growth in brokered deposits, non-interest-bearing accounts and the maturity of FHLBB advances using the excess liquidity generated by the sale of the indirect auto loans in the first quarter of 2015.

At June 30, 2015, the Company had $172.9 million of brokered deposits compared to $62.0 million at December 31, 2014. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $96.2 million, or 20.3% on an annualized basis, during the first six months of 2015. Certificates of deposit have also increased as a percentage of total deposits to 25.3% at June 30, 2015 from 23.9% at December 31, 2014.

During the first six months of 2015, core deposits increased $75.1 million, or 5.0% on an annualized basis. However, as a percentage of total deposits, the ratio decreased from 76.1% at December 31, 2014 to 74.7% at June 30, 2015, primarily due to the shift in deposit mix and increase in brokered deposits.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$750,827	18.1%	0.00%	$690,549	17.9%	0.00%
NOW accounts	248,786	6.0%	0.07%	217,082	5.6%	0.08%
Savings accounts	554,618	13.4%	0.19%	523,773	13.6%	0.23%
Money market accounts	1,544,877	37.2%	0.44%	1,528,959	39.6%	0.51%
Total core deposits	3,099,108	74.7%	0.26%	2,960,363	76.7%	0.31%
Certificate of deposit accounts	1,049,297	25.3%	0.88%	901,272	23.3%	0.85%
Total deposits	$4,148,405	100.0%	0.42%	$3,861,635	100.0%	0.44%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$739,526	18.0%	0.00%	$682,599	17.7%	0.00%
NOW accounts	243,283	5.9%	0.07%	215,826	5.6%	0.08%
Savings accounts	548,143	13.3%	0.20%	516,206	13.4%	0.24%
Money market accounts	1,540,837	37.5%	0.46%	1,517,537	39.5%	0.52%
Total core deposits	3,071,789	74.7%	0.27%	2,932,168	76.2%	0.32%
Certificate of deposit accounts	1,041,447	25.3%	0.86%	914,166	23.8%	0.86%
Total deposits	$4,113,236	100.0%	0.42%	$3,846,334	100.0%	0.45%

The following table sets forth the maturity periods for certificates of deposit of $250,000 or more deposited with the Company at the dates indicated:

	At June 30, 2015		At December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$65,246	0.70%	$81,937	0.66%
Over six months through 12 months	41,445	0.78%	33,602	0.93%
Over 12 months	53,907	1.34%	43,298	1.30%
	$160,598	0.94%	$158,837	0.89%

Borrowed Funds

The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Average balance outstanding	$899,807	$927,897	$980,408	$885,268
Maximum amount outstanding at any month-end during the period	937,648	1,041,004	1,094,459	1,041,004
Balance outstanding at end of period	937,648	1,041,004	937,648	1,041,004
Weighted average interest rate for the period	1.63%	1.16%	1.52%	1.21%
Weighted average interest rate at end of period	1.59%	1.08%	1.59%	1.08%

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

FHLBB borrowings decreased $0.2 billion to $0.8 billion at June 30, 2015 from $1.0 billion at December 31, 2014. The decrease in FHLBB borrowings was primarily due to maturities of advances from the FHLBB.

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased approximately $8.2 million during the six months ended June 30, 2015, from $39.6 million at December 31, 2014 to $31.4 million at June 30, 2015, as customers shifted funds into other deposit products.

Subordinated Debentures and Notes

In the third quarter of 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at June 30, 2015	Carrying Amount at December 31, 2014
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2015	$4,710	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2015	$4,566	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,574	$73,524

The above carrying amounts of the acquired subordinated debentures included $0.7 million of accretion adjustments and $1.4 million of capitalized debt issuance costs as of June 30, 2015. This compares to $0.8 million of accretion adjustments and $1.5 million of capitalized debt issuance costs as of December 31, 2014.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2015 or December 31, 2014. The following table summarizes certain information concerning the Company’s interest-rate swaps at June 30, 2015 and at December 31, 2014:

	Interest-Rate Swaps
	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Notional principal amounts	$224,748	$109,362
Fixed weighted average interest rate from the Company to counterparty	4.34%	4.72%
Floating weighted average interest rate from counterparty to the Company	3.99%	3.83%
Weighted average remaining term to maturity (in months)	108	100
Fair value:
Recognized as an asset	$2,649	$2,676
Recognized as a liability	$2,484	$2,714

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $653.5 million at June 30, 2015, a $11.7 million increase compared to $641.8 million at December 31, 2014. The increase primarily reflects net income attributable to the Company of $23.6 million for the six months ended June 30, 2015, an unrealized loss on securities available-for-sale of $0.2 million (after-tax), an increase of $0.4 million related to stock-based compensation, offset by common stock dividends of $12.3 million paid in that same period.

Stockholders’ equity represented 11.30% of total assets at June 30, 2015, as compared to 11.06% at December 31, 2014. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.94% of tangible assets (total assets less goodwill and identified intangible assets, net) at June 30, 2015, as compared to 8.68% at December 31, 2014.

For the six months ended June 30, 2015, the dividend payout ratio was 53.32%, compared to 54.93% for the six months ended December 31, 2014. Dividend payout ratios were 53.32% and 52.19% for the three and six months ended June 30, 2015, respectively. This compared to 58.87% and 57.70% for the three and six months ended June 30, 2014, respectively.

Results of Operations — Comparison of the Three and Six-Month Periods Ended June 30, 2015 and June 30, 2014

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

Net Interest Income

Net interest income of $47.2 million for the quarter ended June 30, 2015 increased $0.7 million, or 1.6%, as compared to the second quarter of 2014. This overall increase was a result of an increase in total interest income of approximately $1.8 million, or 3.4%, to $55.2 million at June 30, 2015 from $53.3 million at June 30, 2014, offset by an increase in interest expense of $1.1 million, or 15.7%, to $8.0 million at June 30, 2015 from $6.9 million at June 30, 2014. Refer to “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2015 and June 30, 2014 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2015 and June 30, 2014 — Interest Expense Deposit and Borrowed Funds” below for more details.

 Net interest income of $95.7 million for the six months ended June 30, 2015 increased approximately $1.6 million, or 1.6%, as compared to the six months ended June 30, 2014. This overall increase was a result of an increase in total interest income of approximately $3.8 million, or 3.5%, to $111.8 million at June 30, 2015 from $108.0 million at June 30, 2014, offset by an increase in interest expense of $2.2 million, or 15.9%, to $16.1 million at June 30, 2015 from $13.9 million at June 30, 2014. Refer to “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2015 and June 30, 2014 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Six-Month Periods Ended June 30, 2015 and June 30, 2014 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin decreased to 3.49% in the second quarter of 2015 from 3.63% in the second quarter of 2014. Net interest margin decreased to 3.53% for the six months ended June 30, 2015 from 3.74% for the six months ended June 30, 2014.The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.07% in the second quarter of 2015 from 4.15% during the second quarter of 2014. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties and late charges. During the second quarter of 2015, the Company benefited from a $0.8 million accretion on acquired loans and leases, which contributed 6 basis points to yields on interest-earning assets, compared to $1.5 million, or 11 basis points, in the second quarter of 2014. In addition, the Company recorded $0.9 million in prepayment penalties and late charges, which contributed 7 basis points to yields on interest-earning assets, in the second quarter of 2015, compared to $0.1 million, or 1 basis points, in the second quarter of 2014.

The yield on interest-earning assets decreased to 4.09% for the six months ended June 30, 2015 from 4.26% for the six months ended June 30, 2014. This decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties and late charges. During the six months ended June 30, 2015, the Company benefited from a $2.0 million accretion on acquired loans and leases, which contributed 7 basis points to yields on interest-earning assets, compared to $5.7 million, or 22 basis points, in the six months ended June 30, 2014. In addition, the Company recorded $1.5 million in prepayment penalties and late charges, which contributed 5 basis points to yields on interest-earning assets, in the six months ended June 30, 2015, compared to $0.1 million, or 1 basis points, in the six months ended June 30, 2014.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 5 basis points to 0.63% for the three months ended June 30, 2015 from 0.58% for the three months ended June 30, 2014. The overall cost of funds increased 4 basis points to 0.63% for the six months ended June 30, 2015 from 0.59% for the six months ended June 30, 2014. The increase was driven by the issuance of the $75.0 million subordinated notes in September 2014. Refer to "Financial Condition - Borrowed Funds" above for more details.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months and six months ended June 30, 2015 and June 30, 2014. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$591,120	$2,941	1.99%	$526,471	$2,360	1.79%
Marketable and restricted equity securities	76,332	493	2.59%	69,483	543	3.13%
Short-term investments	85,737	60	0.28%	36,850	14	0.16%
Total investments	753,189	3,494	1.86%	632,804	2,917	1.84%
Commercial real estate loans (2)	2,505,925	26,391	4.21%	2,288,018	25,395	4.42%
Commercial loans and leases (2)	639,609	6,394	3.96%	504,572	5,246	4.12%
Equipment financing (2)	627,032	10,793	6.89%	541,029	9,155	6.77%
Indirect automobile loans (2)	21,171	218	4.13%	374,489	3,032	3.25%
Residential mortgage loans (2)	589,171	5,260	3.57%	532,310	4,918	3.70%
Other consumer loans (2)	308,932	2,838	3.68%	277,802	2,833	4.09%
Total loans and leases	4,691,840	51,894	4.42%	4,518,220	50,579	4.46%
Total interest-earning assets	5,445,029	55,388	4.07%	5,151,024	53,496	4.15%
Allowance for loan and lease losses	(55,427)			(50,809)
Non-interest-earning assets*	373,018			359,789
Total assets*	$5,762,620			$5,460,004

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$248,786	45	0.07%	$217,082	42	0.08%
Savings accounts	554,618	263	0.19%	523,773	303	0.23%
Money market accounts	1,544,877	1,693	0.44%	1,528,959	1,936	0.51%
Certificates of deposit	1,049,297	2,295	0.88%	901,272	1,920	0.85%
Total interest-bearing deposits (3)	3,397,578	4,296	0.51%	3,171,086	4,201	0.53%
Advances from the FHLBB	782,434	2,415	1.22%	892,770	2,602	1.15%
Subordinated debentures and notes	82,827	1,250	6.03%	9,189	99	4.31%
Other borrowed funds	34,546	33	0.39%	25,938	10	0.15%
Total borrowed funds	899,807	3,698	1.63%	927,897	2,711	1.16%
Total interest-bearing liabilities	4,297,385	7,994	0.75%	4,098,983	6,912	0.68%
Non-interest-bearing liabilities:
Demand checking accounts (3)	750,827			690,549
Other non-interest-bearing liabilities	54,352			39,219
Total liabilities	5,102,564			4,828,751
Brookline Bancorp, Inc. stockholders’ equity*	655,223			627,114
Noncontrolling interest in subsidiary	4,833			4,139
Total liabilities and equity*	$5,762,620			$5,460,004
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		47,394	3.32%		46,584	3.47%
Less adjustment of tax-exempt income		222			150
Net interest income		$47,172			$46,434
Net interest margin (5)			3.49%			3.63%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.42% and 0.44% in the three months ended June 30, 2015 and June 30, 2014, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

(*)
Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	572,966	5,625	1.96%	$514,134	$4,626	1.80%
Marketable and restricted equity securities	76,059	1,015	2.67%	68,692	992	2.89%
Short-term investments	67,888	81	0.24%	41,317	58	0.28%
Total investments	716,913	6,721	1.87%	624,143	5,676	1.82%
Commercial real estate loans (2)	2,491,020	52,636	4.23%	2,258,422	51,097	4.53%
Commercial loans (2)	625,231	12,901	4.11%	489,732	9,939	4.04%
Equipment financing (2)	619,214	21,337	6.89%	532,570	20,192	7.58%
Indirect automobile loans (2)	151,110	2,360	3.15%	379,633	6,296	3.34%
Residential mortgage loans (2)	583,049	10,568	3.62%	532,451	9,727	3.65%
Other consumer loans (2)	304,052	5,666	3.76%	272,532	5,412	4.00%
Total loans and leases	4,773,676	105,468	4.42%	4,465,340	102,663	4.60%
Total interest-earning assets	5,490,589	112,189	4.09%	5,089,483	108,339	4.26%
Allowance for loan and lease losses	(54,876)			(49,953)
Non-interest-earning assets*	371,408			364,175
Total assets*	$5,807,121			$5,403,705

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$243,283	$88	0.07%	$215,826	$83	0.08%
Savings accounts	548,143	536	0.20%	516,206	606	0.24%
Money market accounts	1,540,837	3,509	0.46%	1,517,537	3,895	0.52%
Certificates of deposit	1,041,447	4,467	0.86%	914,166	3,908	0.86%
Total interest-bearing deposits (3)	3,373,710	8,600	0.51%	3,163,735	8,492	0.54%
Advances from the FHLBB	861,435	4,919	1.14%	848,495	5,133	1.20%
Subordinated debentures and notes	82,806	2,498	6.03%	9,180	198	4.31%
Other borrowed funds	36,167	58	0.32%	27,593	49	0.36%
Total borrowed funds	980,408	7,475	1.52%	885,268	5,380	1.21%
Total interest-bearing liabilities	4,354,118	16,075	0.74%	4,049,003	13,872	0.69%
Non-interest-bearing liabilities:
Demand checking accounts (3)	739,526			682,599
Other non-interest-bearing liabilities	56,775			43,141
Total liabilities	5,150,419			4,774,743
Brookline Bancorp, Inc. stockholders’ equity*	651,971			624,769
Noncontrolling interest in subsidiary	4,731			4,193
Total liabilities and equity*	$5,807,121			$5,403,705
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		96,114	3.35%		94,467	3.57%
Less adjustment of tax-exempt income		414			299
Net interest income		$95,700			$94,168
Net interest margin (5)			3.53%			3.74%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.42% and 0.45% in the six months ended June 30, 2015 and June 30, 2014, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

(*)
Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.

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

	Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$304	$277	$581	$562	$437	$999
Marketable and restricted equity securities	50	(100)	(50)	101	(78)	23
Short-term investments	29	17	46	32	(9)	23
Total investments	383	194	577	695	350	1,045
Loans and leases:
Commercial real estate loans	2,263	(1,267)	996	5,026	(3,487)	1,539
Commercial loans and leases	1,354	(206)	1,148	2,787	175	2,962
Equipment financing	1,474	164	1,638	3,071	(1,926)	1,145
Indirect automobile loans	(3,463)	649	(2,814)	(3,596)	(340)	(3,936)
Residential mortgage loans	517	(175)	342	920	(79)	841
Other consumer loans	302	(297)	5	594	(340)	254
Total loans and leases	2,447	(1,132)	1,315	8,802	(5,997)	2,805
Total change in interest and dividend income	2,830	(938)	1,892	9,497	(5,647)	3,850

Interest expense
Deposits:
NOW accounts	7	(4)	3	13	(8)	5
Savings accounts	16	(56)	(40)	36	(106)	(70)
Money market accounts	20	(263)	(243)	61	(447)	(386)
Certificates of deposit	309	66	375	559	—	559
Total deposits	352	(257)	95	669	(561)	108
Borrowed funds:
Advances from the FHLBB	(334)	147	(187)	68	(282)	(214)
Subordinated debentures and notes	1,096	55	1,151	2,191	109	2,300
Other borrowed funds	4	19	23	15	(6)	9
Total borrowed funds	766	221	987	2,274	(179)	2,095
Total change in interest expense	1,118	(36)	1,082	2,943	(740)	2,203
Change in tax-exempt income	72	—	72	115	—	115
Change in net interest income	$1,640	$(902)	$738	$6,439	$(4,907)	$1,532

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$26,391	$25,265	$1,126	4.5%	$52,635	$50,837	$1,798	3.5%
Commercial loans	6,185	5,231	954	18.2%	12,499	9,911	2,588	26.1%
Equipment financing	10,793	9,155	1,638	17.9%	21,337	20,192	1,145	5.7%
Indirect automobile loans	218	3,032	(2,814)	-92.8%	2,360	6,296	(3,936)	-62.5%
Residential mortgage loans	5,260	4,917	343	7.0%	10,568	9,727	841	8.6%
Other consumer loans	2,837	2,833	4	0.1%	5,666	5,412	254	4.7%
Total interest income — loans and leases	$51,684	$50,433	$1,251	2.5%	$105,065	$102,375	$2,690	2.6%

Interest income from loans and leases was $51.7 million for the three months ended June 30, 2015, resulting in a yield on total loans and leases of 4.42%. This compares to $50.4 million of interest on loans and leases and a yield of 4.46% for the three months ended June 30, 2014. The year-over-year $1.3 million increase in interest income from loans and leases was due to an increase of $2.4 million due to increased origination volume, offset by a decrease of $1.1 million due to changes in rate. Accretion on acquired loans and leases of $0.8 million contributed 7 basis points to net interest margin during the second quarter of 2015, compared to $1.5 million and 11 basis points in the second quarter of 2014.

Interest income from loans and leases was $105.1 million for the six months ended June 30, 2015, resulting in a yield on total loans and leases of 4.42%. This compares to $102.4 million of interest on loans and leases and a yield of 4.60% for the six months ended June 30, 2014. The year-over-year increase in interest income from loans and leases was due to an increase of $8.8 million due to increased origination volume, offset by a decrease of $6.0 million due to changes in rate. Accretion on acquired loans and leases of $$2.0 million contributed 8 basis points to net interest margin for the six months ended June 30, 2015, compared to $5.7 million and 22 basis points in the six months ended June 30, 2014.

Investments

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,931	$2,360	$571	24.2%	$5,614	$4,619	$995	21.5%
Marketable and restricted equity securities	491	539	(48)	-8.9%	1,015	988	27	2.7%
Short-term investments	60	14	46	328.6%	81	58	23	39.7%
Total interest income — investments	$3,482	$2,913	$569	19.5%	$6,710	$5,665	$1,045	18.4%

Total investment income was $3.5 million for the three months ended June 30, 2015, compared to $2.9 million for the three months ended June 30, 2014. The yield on investments increased to 1.86% for the quarter ended June 30, 2015 from 1.84% for the quarter ended June 30, 2014. The $0.6 million year-over-year increase in quarterly interest income on investments was driven by a $0.4 million increase due to volume and a $0.2 million increase due to rates.

Total investment income was $6.7 million for the six months ended June 30, 2015, compared to $5.7 million for the six months ended June 30, 2014. The yield on investments increased to 1.87% for the six months ended June 30, 2015 from 1.82%

for the six months ended June 30, 2014. The $1.0 million year-over-year increase in interest income on investments was driven by a $0.7 million increase due to volume and a $0.4 million increase due to rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$45	$42	$3	7.1%	$88	$83	$5	6.0%
Savings accounts	263	303	(40)	-13.2%	536	606	(70)	-11.6%
Money market accounts	1,693	1,936	(243)	-12.6%	3,509	3,895	(386)	-9.9%
Certificates of deposit	2,295	1,920	375	19.5%	4,467	3,908	559	14.3%
Total interest expense - deposits	4,296	4,201	95	2.3%	8,600	8,492	108	1.3%
Borrowed funds:
Advances from the FHLBB	2,415	2,602	(187)	-7.2%	4,919	5,133	(214)	-4.2%
Subordinated debentures and notes	1,250	99	1,151	1,162.6%	2,498	198	2,300	1,161.6%
Other borrowed funds	33	10	23	230.0%	58	49	9	18.4%
Total interest expense - borrowed funds	3,698	2,711	987	36.4%	7,475	5,380	2,095	38.9%
Total interest expense	$7,994	$6,912	$1,082	15.7%	$16,075	$13,872	$2,203	15.9%

Deposits

Interest expense on deposits increased $0.1 million to $4.3 million for the three months ended June 30, 2015 from $4.2 million for the three months ended June 30, 2014. Accretion on acquired deposits was minimal for the three months ended June 30, 2015 compared to $0.1 million for the three months ended June 30, 2014. Accretion had no impact on the Company's net interest margin for the three months ended June 30, 2015 and improved the Company’s net interest margin by 1 basis point for the three months ended June 30, 2014.

Interest expense on deposits increased $0.1 million to $8.6 million for the six months ended June 30, 2015 from $8.5 million for the six months ended June 30, 2014. Accretion on acquired deposits was minimal for the six months ended June 30, 2015 compared to $0.1 million for the six months ended June 30, 2014. Accretion had no impact on the Company's net interest margin for the six months ended June 30, 2015 and improved the Company’s net interest margin by 1 basis point for the six months ended June 30, 2014.

While interest-bearing deposit balances increased during these periods, the increases in interest expense on deposits due to volume were mostly offset by decreases in interest expense due to deposit offering rates. The cost of total interest-bearing deposits decreased to 0.51% in the three months ended June 30, 2015 from 0.53% during the three months ended June 30, 2014. The cost of total interest-bearing deposits decreased to 0.51% in the three months ended June 30, 2015 from 0.54% during the three months ended June 30, 2014.

Borrowed Funds

Interest paid on borrowed funds increased by $1.0 million, or 36.4%, to $3.7 million for the three months ended June 30, 2015 from $2.7 million for the three months ended June 30, 2014. The increase was primarily due to the new subordinated notes issued in September 2014. The cost of borrowed funds increased to 1.63% for the quarter ended June 30, 2015 from 1.16% during the quarter ended June 30, 2014. The increase in interest expense was due to a $0.2 million increase due to higher borrowing rates and an increase in interest expense of $0.8 million due to higher volume. Accretion on acquired borrowed funds of $0.7 million improved the Company’s net interest margin by 5 basis points for the three months ended June 30, 2015. This compared to $0.7 million and 7 basis points for the three months ended June 30, 2014.

Interest paid on borrowed funds increased by $2.1 million, or 38.9%, to $7.5 million for the six months ended June 30, 2015 from $5.4 million for the six months ended June 30, 2014. The increase was primarily due to the new subordinated notes issued in September 2014. While the overall cost of borrowed funds increased to 1.52% for the six months ended June 30, 2015 from 1.21% for the six months ended June 30, 2014, the cost of FHLBB advances decreased during the same periods. The decrease in interest expense of $0.2 million due to rates was driven by a decrease of $0.3 million due to FHLBB rates, offset by $0.1 million increase due to subordinated debentures and notes rates. This decrease in interest expense due to rates is offset by increase in interest expense of $2.3 million due to higher volume. Accretion on acquired borrowed funds of $1.4 million improved the Company’s net interest margin by 5 basis points for the six months ended June 30, 2015. This compared to $1.4 million and 7 basis points for the six months ended June 30, 2014.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$(82)	$1,857	$(1,939)	-104.4%	$172	$3,693	$(3,521)	-95.3%
Commercial	1,296	900	396	44.0%	4,661	1,524	3,137	205.8%
Indirect automobile	(90)	77	(167)	-216.9%	(1,724)	2	(1,726)	N/A
Consumer	594	(6)	600	N/A	843	(90)	933	N/A
Unallocated	75	(646)	721	-111.6%	142	(530)	672	-126.8%
Total provision for loan and lease losses	1,793	2,182	(389)	-17.8%	4,094	4,599	(505)	-11.0%
Unfunded credit commitments	120	94	26	27.7%	82	120	(38)	-31.7%
Total provision for credit losses	$1,913	$2,276	$(363)	-15.9%	$4,176	$4,719	$(543)	-11.5%
N/A - percent change not meaningful

The provision for credit losses decreased $0.4 million, or 15.9%, to $1.9 million for the three months ended June 30, 2015 from $2.3 million for the three months ended June 30, 2014. The provision for credit losses decreased $0.5 million, or 11.5%, to $4.2 million for the six months ended June 30, 2015 from $4.7 million for the six months ended June 30, 2014.

The decreases in the provision for credit losses was due to decreased provisions for the commercial real estate portfolio as a result of improvement in credit characteristics and decreased provisions as a result of the sale of the indirect automobile portfolio in the first quarter of 2015. These decreases were offset by increases in the provision for the commercial portfolio, consumer portfolio and for the deterioration of one commercial relationship during the first quarter of 2015. See Management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease
Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,195	$2,204	$(9)	-0.4%	4,261	4,163	98	2.4%
Loan fees	271	126	145	115.1%	613	560	53	9.5%
Loan level derivative income	941	62	879	1,417.7%	941	62	879	1,417.7%
Loss on sales of securities, net	—	(13)	13	-100.0%	—	(13)	13	-100.0%
Gain on sales of loans and leases held-for-sale	279	54	225	416.7%	1,148	656	492	75.0%
(Loss)/gain on sale/disposals of premises and equipment, net	—	(6)	6	-100.0%	—	1,504	(1,504)	-100.0%
Other	1,181	1,395	(214)	-15.3%	2,374	2,518	(144)	-5.7%
Total non-interest income	$4,867	$3,822	$1,045	27.3%	$9,337	$9,450	$(113)	-1.2%

Total non-interest income increased approximately $1.1 million, or 27.3%, to $4.9 million for the three months ended June 30, 2015, from $3.8 million for the three months ended June 30, 2014. The increase is primarily attributable to a $0.9 million increase in loan level derivative income and a $0.2 million increase in gain on sales of loans and leases held-for-sale.

Total non-interest income decreased approximately $0.1 million, or 1.2%, to $9.3 million for the six months ended June 30, 2015, from over $9.4 million for the six months ended June 30, 2014. The decreased is primarily attributable to a $0.9 million increase in loan level derivative income and a $0.5 million increase in gain on sales of loans and leases held-for-sale, offset by a $1.5 million decrease in gain on sale/disposals of premises and equipment related to the sale of a building in 2014.

The increase in loan level derivative income in the three months and six months ended June 30, 2015 is due to the execution of several loan level interest rate swap agreements in the first two quarters of 2015. The increase in gain on sales of loan and leases held-for-sale was primarily driven by the increased loan participations to manage concentration risk.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$17,085	$17,295	$(210)	-1.2%	$34,609	$35,327	$(718)	-2.0%
Occupancy	3,437	3,154	283	9.0%	6,909	7,559	(650)	-8.6%
Equipment and data processing	3,680	4,348	(668)	-15.4%	7,700	8,725	(1,025)	-11.7%
Professional services	1,163	1,480	(317)	-21.4%	2,257	3,207	(950)	-29.6%
FDIC insurance	831	847	(16)	-1.9%	1,698	1,707	(9)	-0.5%
Advertising and marketing	823	776	47	6.1%	1,571	1,441	130	9.0%
Amortization of identified intangible assets	724	827	(103)	-12.5%	1,462	1,688	(226)	-13.4%
Other	2,709	2,488	221	8.9%	5,572	5,137	435	8.5%
Total non-interest expense	$30,452	$31,215	$(763)	-2.4%	$61,778	$64,791	$(3,013)	-4.7%

Non-interest expense for the three months ended June 30, 2015 decreased $0.8 million compared to the same period in 2014. The decrease was primarily due to a $0.7 million decrease in equipment and data processing expense.

Non-interest expense for the six months ended June 30, 2015 decreased $3.0 million compared to the same period in 2014. The decrease was primarily due to a $1.0 million decrease in equipment and data processing expense, a $1.0 million decrease in professional services expense, a $0.7 million decrease in compensation and employee benefits expense, and a $0.7 million decrease in occupancy expense.

The efficiency ratio decreased to 58.52% for the three months ended June 30, 2015 from 62.11% for the three months ended June 30, 2014. This compared to an increase in the efficiency ratio to 62.5% for the six months ended June 30, 2015 from 58.8% for the six months ended June 30, 2014. The efficiency ratio improved in 2015 due to a decrease in non-interest expense and an increase in net interest income as a result of continued efforts to drive revenue growth while controlling expenses.

Equipment and data processing expense for the three months ended June 30, 2015 decreased $0.7 million, or 15.4%, as compared to the same period in 2014, and decreased $1.0 million, or 11.7%, for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily driven by a the decrease of core processing system expenses resulting from the sale of the indirect automobile loan portfolio.

Professional services expense for the six months ended June 30, 2015 decreased $1.0 million, or 29.6%, as compared to the same period in 2014. The decrease was largely due to lower audit, tax and legal fees incurred in 2015.

Compensation and employee benefit expense for the six months ended June 30, 2015 decreased $0.7 million, or 2.0%, as compared to the same period in 2014. The decrease was primarily driven by a decrease in employee headcount and a decrease in a liability related to the supplemental executive retirement plan in 2015.

Occupancy expense for the six months ended June 30, 2015 decreased $0.7 million, or 8.6%, as compared to the same period in 2014. The decrease was primarily due to additional expenses incurred in 2014, and related savings in 2015, associated with the consolidation of an operations center, one branch relocation, and the closure of one branch property.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$19,674	$16,765	$2,909	17.4%	$39,083	$34,108	$4,975	14.6%
Provision for income taxes	7,115	6,158	957	15.5%	14,219	12,537	1,682	13.4%
Net income, before noncontrolling interest in subsidiary	$12,559	$10,607	$1,952	18.4%	$24,864	$21,571	$3,293	15.3%

Effective tax rate	36.2%	36.7%	N/A	-0.5%	36.4%	36.8%	N/A	-0.4%

The Company recorded income tax expense of $7.1 million for the three months ended June 30, 2015, compared to $6.2 million for the three months ended June 30, 2014, representing effective tax rates of 36.2% and 36.7%, respectively. On a year-to-date basis, the Company recorded income tax expense of $14.2 million for the first six months of 2015, compared to $12.5 million for the same period of 2014, representing effective tax rates of 36.4% and 36.8%, respectively. The decrease in the effective tax rate in 2015 is primarily attributable to the recent changes in New York State and New York City tax laws, the Company’s investments in municipal bonds in 2015 and the sale of the indirect automobile loans which resulted in higher state tax apportionment in 2014.

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

Deposits, which are considered the most stable source of liquidity, totaled $4.1 billion at June 30, 2015, and represented 81.5% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.0 billion, or 77.8% of total funding, at December 31, 2014. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.1 billion at June 30, 2015 and represented 74.7% of total deposits, compared to core deposits of $3.0 billion, or 76.1% of total deposits, at December 31, 2014. Additionally, the Company acquired $172.9 million of brokered deposits at June 30, 2015, which represented 4.2% of total deposits compared to $62.0 million or 1.6% of total deposits at December 31, 2014. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $937.6 million at June 30, 2015, representing 18.5% of total funding, compared to $1.1 billion, or 22.2% of total funding, at December 31, 2014. The decrease was due to decreased FHLBB borrowings of $180.6 million using the excess liquidity generated by the sale of the indirect automobile portfolio.

As members of the FHLBB, the Banks have access to both short- and long-term borrowings. At June 30, 2015, the
Company had a $12.0 million committed line of credit with the FHLBB for contingent liquidity. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At June 30, 2015 and December 31, 2014, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale with balances between 10% and 30% of total assets. At June 30, 2015, cash, cash equivalents and investment securities available-for-sale totaled $622.4 million, or 10.8% of total assets. This compares to $613.5 million, or 10.6% of total assets, at December 31, 2014.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2015	At December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$48,538	$107,179
Commercial	64,611	102,353
Residential mortgage	11,267	20,520
Unadvanced portion of loans and leases	533,214	629,351
Unused lines of credit:
Home equity	256,468	244,603
Other consumer	13,257	10,876
Other commercial	816	728
Unused letters of credit:
Financial standby letters of credit	17,781	16,762
Performance standby letters of credit	342	3,126
Commercial and similar letters of credit	223	50
Back-to-back interest-rate swaps	224,748	109,362

Capital Resources

At June 30, 2015, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action provisions.

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At June 30, 2015:

Brookline Bancorp, Inc.
Common equity tier 1 capital ratio	(1)	512,610	10.75%	214,581	4.50%	N/A	N/A
Tier 1 leverage capital ratio	(2)	526,085	9.36%	224,823	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	526,085	11.03%	286,175	6.00%	N/A	N/A
Total risk-based capital ratio	(4)	657,423	13.78%	381,668	8.00%	N/A	N/A

Brookline Bank
Common equity tier 1 capital ratio	(1)	$354,513	11.85%	$134,625	4.50%	$187,737	6.50%
Tier 1 leverage capital ratio	(2)	359,589	10.62%	135,438	4.00%	169,298	5.00%
Tier 1 risk-based capital ratio	(3)	359,589	12.02%	179,495	6.00%	239,327	8.00%
Total risk-based capital ratio	(4)	395,944	13.24%	239,241	8.00%	299,051	10.00%

BankRI
Common equity tier 1 capital ratio	(1)	$164,410	10.74%	$68,887	4.50%	$98,557	6.50%
Tier 1 leverage capital ratio	(2)	164,410	8.69%	75,678	4.00%	94,597	5.00%
Tier 1 risk-based capital ratio	(3)	164,410	10.74%	91,849	6.00%	122,466	8.00%
Total risk-based capital ratio	(4)	183,353	11.98%	122,439	8.00%	153,049	10.00%

First Ipswich
Common equity tier 1 capital ratio	(1)	$31,728	13.20%	$10,816	4.50%	$15,380	6.50%
Tier 1 leverage capital ratio	(2)	31,728	9.16%	13,855	4.00%	17,319	5.00%
Tier 1 risk-based capital ratio	(3)	31,728	13.20%	14,422	6.00%	19,229	8.00%
Total risk-based capital ratio	(4)	34,194	14.23%	19,224	8.00%	24,030	10.00%

At December 31, 2014:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(2)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(4)	633,421	13.24%	382,732	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(2)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(3)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(4)	373,312	11.90%	250,966	8.00%	313,708	10.00%

BankRI
Tier 1 leverage capital ratio	(2)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(3)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(4)	166,135	11.82%	112,443	8.00%	140,554	10.00%

First Ipswich
Tier 1 leverage capital ratio	(2)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(3)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(4)	32,375	13.40%	19,328	8.00%	24,160	10.00%

1.
Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015.

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at June 30, 2015 or December 31, 2014. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at June 30, 2015.

As of June 30, 2015, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2015		December 31, 2014
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	2,500	1.3%	1,882	1.0%
Up 200 basis points	1,744	0.9%	1,327	0.7%
Up 100 basis points	829	0.4%	693	0.4%
Down 100 basis points	(2,724)	(1.4)%	(2,828)	(1.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 1.31% at June 30, 2015 compared to a positive 1.03% at December 31, 2014. The increase in asset sensitivity was due to the sale of the indirect auto portfolio which was used to paydown maturing FHLBB borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At June 30, 2015, the Company’s one-year cumulative gap was a negative $336.2 million, or 6.26% of total interest-earning assets, compared with a negative $371.2 million, or 6.88% of total interest-earning assets, at December 31, 2014.

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

EVE at Risk Simulation is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk Simulation, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2015, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At June 30, 2015	At December 31, 2014

Up 300%	(0.5)%	(2.6)%
Up 200%	(1.0)%	(2.5)%
Up 100%	(0.4)%	(1.0)%
Down 100%	(5.1)%	(5.4)%

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2014.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Income for the three months and six months ended June 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014; (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2015 and 2014.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: August 7, 2015	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer and Treasurer
(Principal Financial Officer)