Form 10-Q
period 2015-09-30
BROOKLINE BANCORP INC
filed 2015-11-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 9, 2015, the number of shares of common stock, par value $0.01 per share, outstanding was 70,177,440.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At September 30, 2015	At December 31, 2014
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$27,299	$36,893
Short-term investments	19,745	25,830
Total cash and cash equivalents	47,044	62,723
Investment securities available-for-sale	526,764	550,761
Investment securities held-to-maturity (fair value of $63,232 and $500)	63,097	500
Total investment securities	589,861	551,261
Loans and leases held-for-sale	10,992	1,537
Loans and leases:
Commercial real estate loans	2,563,371	2,467,801
Commercial loans and leases	1,322,604	1,167,094
Indirect automobile loans	16,294	316,987
Consumer loans	926,883	870,725
Total loans and leases	4,829,152	4,822,607
Allowance for loan and lease losses	(56,472)	(53,659)
Net loans and leases	4,772,680	4,768,948
Restricted equity securities	75,553	74,804
Premises and equipment, net of accumulated depreciation of $49,973 and $44,668, respectively	77,472	80,619
Deferred tax asset	25,730	27,687
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $28,425 and $26,238, respectively	11,357	13,544
Other real estate owned ("OREO") and repossessed assets, net	1,301	1,456
Other assets*	89,649	80,479
Total assets*	$5,839,529	$5,800,948
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$785,210	$726,118
Interest-bearing deposits:
NOW accounts	254,767	235,063
Savings accounts	500,104	531,727
Money market accounts	1,540,104	1,518,490
Certificate of deposit accounts	1,064,392	946,708
Total interest-bearing deposits	3,359,367	3,231,988
Total deposits	4,144,577	3,958,106
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	848,913	1,004,026
Subordinated debentures and notes	82,873	82,763
Other borrowed funds	28,434	39,615
Total borrowed funds	960,220	1,126,404
Mortgagors’ escrow accounts	7,996	8,501
Accrued expenses and other liabilities	57,996	61,332
Total liabilities	5,170,789	5,154,343

Commitments and contingencies (Note 14)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,252	617,475
Retained earnings, partially restricted*	102,684	84,860
Accumulated other comprehensive income/(loss)	1,191	(1,622)
Treasury stock, at cost; 4,861,085 shares and 5,040,571 shares, respectively	(56,202)	(58,282)
Unallocated common stock held by the Employee Stock Ownership Plan ("ESOP"); 222,645 shares and 251,382 shares, respectively	(1,214)	(1,370)
Total Brookline Bancorp, Inc. stockholders’ equity*	663,468	641,818
Noncontrolling interest in subsidiary	5,272	4,787
Total stockholders' equity*	668,740	646,605
Total liabilities and stockholders' equity*	$5,839,529	$5,800,948

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$52,725	$51,769	$157,790	$154,144
Debt securities	2,866	2,312	8,480	6,931
Marketable and restricted equity securities	1,079	520	2,094	1,508
Short-term investments	17	15	98	73
Total interest and dividend income	56,687	54,616	168,462	162,656

Interest expense:
Deposits	4,326	4,248	12,926	12,740
Borrowed funds	3,774	3,044	11,249	8,424
Total interest expense	8,100	7,292	24,175	21,164

Net interest income	48,587	47,324	144,287	141,492
Provision for credit losses	1,755	2,034	5,931	6,753
Net interest income after provision for credit losses	46,832	45,290	138,356	134,739

Non-interest income:
Deposit fees	2,261	2,352	6,522	6,515
Loan fees	205	227	818	724
Loan level derivative income	900	322	1,841	384
Loss on sales of investment securities, net	—	—	—	(13)
Gain on sales of loans and leases held-for-sale	446	564	1,594	1,283
(Loss)/gain on sale/disposals of premises and equipment, net	—	(2)	—	1,502
Other	972	2,726	3,346	5,244
Total non-interest income*	4,784	6,189	14,121	15,639

Non-interest expense:
Compensation and employee benefits	17,875	18,258	52,484	53,585
Occupancy	3,535	3,334	10,444	10,893
Equipment and data processing	3,600	4,193	11,300	12,918
Professional services	984	991	3,241	4,198
FDIC insurance	929	873	2,627	2,580
Advertising and marketing	878	745	2,449	2,186
Amortization of identified intangible assets	725	828	2,187	2,516
Other	2,744	2,692	8,316	7,829
Total non-interest expense	31,270	31,914	93,048	96,705

Income before provision for income taxes*	20,346	19,565	59,429	53,673
Provision for income taxes*	6,897	7,163	21,116	19,700
Net income before noncontrolling interest in subsidiary*	13,449	12,402	38,313	33,973

Less net income attributable to noncontrolling interest in subsidiary	561	662	1,857	1,560
Net income attributable to Brookline Bancorp, Inc.*	$12,888	$11,740	$36,456	$32,413

Earnings per common share:
Basic*	$0.18	$0.17	$0.52	$0.46
Diluted*	0.18	0.17	0.52	0.46

Weighted average common shares outstanding during the period:
Basic	70,129,056	69,989,909	70,071,999	69,918,248
Diluted	70,240,020	70,088,987	70,207,983	70,029,383

Dividends declared per common share	$0.090	$0.085	$0.265	$0.255

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Net income before noncontrolling interest in subsidiary*	$13,449	$12,402	$38,313	$33,973

Other comprehensive income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	4,608	(2,257)	4,495	5,386
Income tax (expense) benefit	(1,642)	850	(1,682)	(2,043)
Net unrealized securities holding gains (losses)	2,966	(1,407)	2,813	3,343
Less reclassification adjustments for securities losses included in net income:
Loss on sales of securities, net	—	—	—	(13)
Income tax benefit	—	—	—	5
Net reclassification adjustments for securities losses included in net income	—	—	—	(8)
Net securities holding gains (losses)	2,966	(1,407)	2,813	3,351

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	(105)	—	(190)
Income tax benefit	—	40	—	73
Net adjustment of accumulated obligation for postretirement benefits	—	(65)	—	(117)

Other comprehensive income (loss), net of taxes	2,966	(1,472)	2,813	3,234

Comprehensive income*	16,415	10,930	41,126	37,207
Net income attributable to noncontrolling interest in subsidiary	561	662	1,857	1,560
Comprehensive income attributable to Brookline Bancorp, Inc.*	$15,854	$10,268	$39,269	$35,647

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

Net income attributable to Brookline Bancorp, Inc.	—	—	36,456	—	—	—	36,456	—	36,456

Net income attributable to noncontrolling interest in subsidiary	—		—	—	—	—	—	1,857	1,857

Issuance of noncontrolling units	—	—	—	—	—	—	—	65	65

Other comprehensive income	—	—	—	2,813	—	—	2,813	—	2,813

Common stock dividends of $0.265 per share	—	—	(18,632)	—	—	—	(18,632)	—	(18,632)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,437)	(1,437)

Compensation under recognition and retention plans	—	(1,313)	—	—	2,080	—	767	—	767

Common stock held by ESOP committed to be released (28,737 shares)	—	90	—		—	156	246	—	246

Balance at September 30, 2015	$757	$616,252	$102,684	$1,191	$(56,202)	$(1,214)	$663,468	$5,272	$668,740

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Nine Months Ended September 30, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2013	$757	$617,538	$65,448	$(7,915)	$(59,826)	$(1,590)	$614,412	$4,304	$618,716

Net income attributable to Brookline Bancorp, Inc.	—	—	32,413	—	—	—	32,413	—	32,413

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,560	1,560

Issuance of noncontrolling units	—	—	—	—	—	—	—	60	60

Other comprehensive loss	—	—	—	3,234	—	—	3,234	—	3,234

Common stock dividends of $0.255 per share	—	—	(17,902)	—	—	—	(17,902)	—	(17,902)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,615)	(1,615)

Compensation under recognition and retention plans	—	(755)	—	—	1,598	—	843	—	843

Common stock held by ESOP committed to be released (30,213 shares)	—	214	—	—	—	165	379	—	379

Balance at September 30, 2014	$757	$616,997	$79,959	$(4,681)	$(58,228)	$(1,425)	$633,379	$4,309	$637,688

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc. (1)	$36,456	$32,413
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	1,857	1,560
Provision for credit losses	5,931	6,753
Origination of loans and leases held-for-sale	(33,366)	(18,065)
Proceeds from loans and leases held-for-sale, net (2)	24,984	32,167
Deferred income tax expense	275	567
Depreciation of premises and equipment	5,313	5,207
Amortization of investment securities premiums and discounts, net	1,381	2,186
Amortization of deferred loan and lease origination costs, net	3,808	7,525
Amortization of identified intangible assets	2,187	2,516
Amortization of debt issuance costs	56	4
Accretion of acquisition fair value adjustments, net	(4,829)	(9,110)
Gain on sale/disposals of premises and equipment, net	—	(1,502)
Loss on sales of investment securities, net	—	13
Gain on sales of loans and leases held-for-sale	(1,594)	(1,283)
Gain/(loss) on sales of OREO and repossessed assets, net	66	(26)
Write-down of OREO and repossessed assets	143	235
Compensation under recognition and retention plans	673	843
ESOP shares committed to be released	246	379
Net change in:
Cash surrender value of bank-owned life insurance	(779)	(805)
Other assets (1)	(8,280)	(415)
Accrued expenses and other liabilities	(3,738)	(1,470)
Net cash provided from operating activities (1) (2)	30,790	59,692

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	5,083
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	77,612	59,961
Purchases of investment securities available-for-sale	(50,538)	(96,932)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	5,894	500
Purchases of investment securities held-to-maturity	(68,454)	(500)
Purchases of restricted equity securities	(749)	(8,245)
Proceeds from sales of loans and leases held-for-investment, net (2)	267,164	—
Net increase in loans and leases (2)	(282,826)	(386,251)
Proceeds from sales of OREO and repossessed assets (2)	5,844	8,966
Proceeds from sales of premises and equipment	—	1,972
Purchase of premises and equipment, net	(2,289)	(6,785)
Net cash used for investing activities (2)	(48,342)	(422,231)
		(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	68,787	81,434
Increase/(decrease) in certificates of deposit	117,814	(27,054)
Proceeds from FHLBB advances	3,324,000	2,097,776
Repayment of FHLBB advances	(3,477,038)	(1,837,206)
Proceeds from issuance of subordinated notes	—	73,539
Decrease in other borrowed funds, net	(11,181)	(11,728)
(Decrease)/increase in mortgagors’ escrow accounts, net	(505)	868
Payment of dividends on common stock	(18,632)	(17,902)
Proceeds from issuance of noncontrolling units	65	60
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,437)	(1,615)
Net cash provided from financing activities	1,873	358,172

Net increase/(decrease) in cash and cash equivalents	(15,679)	(4,367)
Cash and cash equivalents at beginning of period	62,723	92,505
Cash and cash equivalents at end of period	$47,044	$88,138

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$27,527	$23,278
Income taxes	21,686	13,689
Non-cash investing activities:
Transfer from loans to other real estate owned	$5,898	$10,060

(1) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

(2) Cash flows resulting from the sale of the indirect automobile portfolio and the OREO and repossessed assets which had been recorded as cash provided from operating activities in the filings prior to June 30, 2015 have been revised to cash flows from investing activities in the second quarter of 2015 to properly reflect the cash flow activity. There is no impact to the Company's net income or related per share amounts for the nine months ended September 30, 2015 and September 30, 2014.

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.5%-owned subsidiary, Eastern Funding LLC (“Eastern Funding”), operates 24 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries Macrolease Corporation (“Macrolease”), Acorn Insurance Agency, BRI Realty Corp., BRI Investment Corp. and its wholly-owned subsidiaries BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries First Ipswich Securities II Corp. and First Ipswich Insurance Agency, operates 5 full-service banking offices on the north shore of eastern Massachusetts.

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

The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As a Massachusetts-chartered saving bank and trust company, Brookline Bank and First Ipswich, respectively, are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.

The Federal Deposit Insurance Corporation (“FDIC”) offers insurance coverage on all deposits up to $250,000 per depositor at each of the three Banks. As FDIC-insured depository institutions, all three Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.

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
At and for the Nine Months Ended September 30, 2015 and 2014

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. Except for the adoption of Accounting Standards Update ("ASU") 2014-01, there were no changes to stockholders' equity and net income reported. Refer to Note 8, "Investments in Qualified Affordable Projects" for the impact the adoption had on the Company's financial statements.

(2)         Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU was issued to clarify the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, since this was not addressed in the guidance in ASU 2015-03, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Given the absence of authoritative guidance with ASU 2015-03, ASU 2015-15 states that the SEC staff will not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the terms of the line-of-credit arrangement. As of September 30, 2015, the Company has accounted for the debt issuance costs related to the line-of-credit arrangement as a reduction of the debt liability, consistent with ASU 2015-03 and with the Company’s accounting treatment for other debt issuance costs. Management has determined that this ASU has no impact to the Company.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In other words, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that all debt issuance costs be presented in the balance sheet as direct deductions from the carrying amount of the related debt liability. Amortization of the costs is reported as interest expense. This ASU is applied retrospectively for the first interim or annual period presented beginning after December 15, 2015; early adoption is permitted. As of September 30, 2015, the Company has accounted for its debt issuance cost as a reduction of the debt liability.

The Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Refer to Note 8, "Investments in Qualified Affordable Projects" for the impact the adoption had on the Company's financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

(3)         Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$27,580	$362	$9	$27,933
GSE CMOs	207,260	289	1,819	205,730
GSE MBSs	241,518	2,901	460	243,959
SBA commercial loan asset-backed securities	173	—	1	172
Corporate debt obligations	46,146	530	6	46,670
Trust preferred securities	1,465	—	150	1,315
Total debt securities	524,142	4,082	2,445	525,779
Marketable equity securities	954	31	—	985
Total investment securities available-for-sale	$525,096	$4,113	$2,445	$526,764
Investment securities held-to-maturity:
GSEs	$22,431	$66	$17	$22,480
GSEs MBSs	19,962	16	76	19,902
Municipal obligations	20,204	156	10	20,350
Foreign government securities	500	—	—	500
Total investment securities held-to-maturity	$63,097	$238	$103	$63,232

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$22,929	$88	$29	$22,988
GSE CMOs	238,910	80	4,821	234,169
GSE MBSs	249,329	2,531	879	250,981
SBA commercial loan asset-backed securities	205	—	2	203
Corporate debt obligations	39,805	403	1	40,207
Trust preferred securities	1,463	—	223	1,240
Total debt securities	552,641	3,102	5,955	549,788
Marketable equity securities	947	26	—	973
Total investment securities available-for-sale	$553,588	$3,128	$5,955	$550,761
Investment securities held-to-maturity:
Foreign government securities	$500	$—	$—	$500
Total investment securities held-to-maturity	$500	$—	$—	$500

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

At September 30, 2015, the fair value of all investment securities available-for-sale was $526.8 million, with net unrealized gains of $1.7 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million at December 31, 2014. At September 30, 2015, $190.5 million, or 36.2% of the portfolio, had gross unrealized losses of $2.4 million, compared to $335.7 million, or 60.9%, with gross unrealized losses of $6.0 million at December 31, 2014.

At September 30, 2015, the fair value of all investment securities held-to-maturity was $63.2 million, with net unrealized gains of $0.1 million, compared to a fair value of $0.5 million with no unrealized gains at December 31, 2014. At September 30, 2015, $20.1 million, or 31.8% of the portfolio, had gross unrealized losses of $0.1 million. There were no investment securities held-to-maturity with net unrealized losses at December 31, 2014.

Investment Securities as Collateral

At September 30, 2015 and December 31, 2014, respectively, $469.6 million and $473.1 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings.

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at September 30, 2015 and December 31, 2014 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$1,991	$9	$—	$—	$1,991	$9
GSE CMOs	37,166	222	106,368	1,597	143,534	1,819
GSE MBSs	22,629	95	17,868	365	40,497	460
SBA commercial loan asset-backed securities	—	—	162	1	162	1
Corporate debt obligations	3,018	6	—	—	3,018	6
Trust preferred securities	—	—	1,315	150	1,315	150
Temporarily impaired debt securities available-for-sale	64,804	332	125,713	2,113	190,517	2,445
Investment securities held-to-maturity:
GSEs	2,970	17	—	—	2,970	17
GSEs MBSs	14,352	76	—	—	14,352	76
Municipal obligations	2,811	10	—	—	2,811	10
Temporarily impaired debt securities held-to-maturity	20,133	103	—	—	20,133	103
Total temporarily impaired investment securities	$84,937	$435	$125,713	$2,113	$210,650	$2,548

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

Investment Securities Available-For-Sale Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI at September 30, 2015. Based on the analysis below, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI at September 30, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

 U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. At September 30, 2015, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $20.2 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

At September 30, 2015, the Company held GSE debentures with a total fair value of $27.9 million with a net unrealized gain of $0.4 million. At December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million, which approximated amortized cost. At September 30, 2015, one of the eleven securities in this portfolio was in unrealized loss positions. At December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the nine months ended September 30, 2015, the Company purchased $11.8 million of GSE debentures. This compares to a total of $8.9 million purchased during the same period in 2014.

At September 30, 2015, the Company held GSE mortgage-related securities with a total fair value of $449.7 million with a net unrealized gain of $0.9 million. This compares to a total fair value of $485.2 million with a net unrealized loss of $3.1 million at December 31, 2014. At September 30, 2015, 55 of the 250 securities in this portfolio were in unrealized loss positions, compared to 79 of the 250 securities at December 31, 2014. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the nine months ended September 30, 2015, the Company purchased $29.4 million in GSE CMOs and GSE MBSs. This compares to a total of $76.0 million purchased during the same period in 2014.

SBA Commercial Loan Asset-Backed Securities

At September 30, 2015 and December 31, 2014, the Company held eight SBA securities with a total fair value of $0.2 million, which approximated amortized cost. At September 30, 2015 and December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S. Government.

Corporate Obligations

From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned fifteen corporate obligation securities with a total fair value of $46.7 million and a net unrealized gain of $0.5 million at September 30, 2015. This compares to thirteen corporate obligation securities with a total fair value of $40.2 million with a net unrealized gain of $0.4 million at December 31, 2014. At September 30, 2015, one of the fifteen securities in this portfolio was in an unrealized loss position. At December 31, 2014, one of the thirteen securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuer is sound and has not defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the nine months ended September 30, 2015, the Company purchased $9.3 million of corporate obligations. This compares to a total of $12.0 million purchased during the same period in 2014.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At September 30, 2015, the Company owned two trust preferred securities with a total fair value of $1.3 million with a net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million with a net unrealized loss of $0.2 million at December 31, 2014. At September 30, 2015 and December 31, 2014, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, none of the issuers has defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At September 30, 2015 and December 31, 2014, the Company owned two marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. At September 30, 2015 and December 31, 2014, neither of the securities in this portfolio was in an unrealized loss position.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Investment Securities Held-to-Maturity Impairment Analysis

At September 30, 2015, the Company owned 62 held-to-maturity investment securities with a total fair value of $63.2 million and a net unrealized gain of $0.1 million. This compares to a fair value of $0.5 million at December 31, 2014. As of September 30, 2015, 12 of the securities were in an unrealized loss position compared to none of the securities in an unrealized loss position at December 31, 2014. Management does not intend to sell these securities prior to maturity. As such, Management has determined that the investment securities are not OTTI at September 30, 2015. During the nine months ended September 30, 2015, the Company purchased $68.5 million of held-to-maturity investment securities. This compares to a total of $0.5 million purchased during the same period in 2014.

Portfolio Maturities

The final stated maturities of the debt securities are as follows at the dates indicated:

	At September 30, 2015			At December 31, 2014
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$2,989	$3,004	1.88%	$3,057	$3,081	3.00%
After 1 year through 5 years	61,119	62,089	2.35%	55,631	56,586	2.48%
After 5 years through 10 years	91,308	92,623	2.01%	103,268	104,208	2.00%
Over 10 years	368,726	368,063	1.94%	390,685	385,913	1.91%
	$524,142	$525,779	2.00%	$552,641	$549,788	1.99%
Investment securities held-to-maturity:
Within 1 year	$579	$579	1.12%	$—	$—	—%
After 1 year through 5 years	8,034	8,063	1.28%	500	500	1.30%
After 5 years through 10 years	34,601	34,769	2.09%	—	—	—%
Over 10 years	19,883	19,821	1.63%	—	—	—%
	$63,097	$63,232	1.83%	$500	$500	1.30%

Actual maturities of debt securities may differ from those presented above since certain obligations amortize and provide the issuer the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty. MBSs and CMOs are included above based on their final stated maturities; the actual maturities, however, may occur earlier due to anticipated prepayments and stated amortization of cash flows.

At September 30, 2015, issuers of debt securities with an estimated fair value of $5.0 million had the right to call or prepay the obligations. Of the $5.0 million, $3.0 million matures in 1 - 5 years and $2.0 million matures in 6 - 10 years. At December 31, 2014, issuers of debt securities with an estimated fair value of $16.1 million had the right to call or prepay the obligations. Of the $16.1 million, approximately $5.0 million matures in 1 - 5 years, $9.9 million matures in 6 - 10 years and $1.2 million matures after ten years.

Security Sales

Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no security sales during the three-month and nine-month periods ended September 30, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In Thousands)
Sales of debt securities	$—	$5,083

Gross gains from sales	—	302
Gross losses from sales	—	315
Loss on sales of securities, net	$—	$(13)

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At September 30, 2015
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,598,116	4.01%	$212,434	4.18%	$1,810,550	4.03%
Multi-family mortgage	576,297	4.02%	38,263	4.34%	614,560	4.04%
Construction	137,695	3.51%	566	5.04%	138,261	3.52%
Total commercial real estate loans	2,312,108	3.98%	251,263	4.21%	2,563,371	4.00%
Commercial loans and leases:
Commercial	560,088	3.84%	20,623	5.51%	580,711	3.90%
Equipment financing	674,449	6.86%	9,882	6.01%	684,331	6.84%
Condominium association	57,562	4.52%	—	—%	57,562	4.52%
Total commercial loans and leases	1,292,099	5.45%	30,505	5.67%	1,322,604	5.45%
Indirect automobile loans	16,294	5.55%	—	—%	16,294	5.55%
Consumer loans:
Residential mortgage	513,645	3.63%	92,418	3.86%	606,063	3.66%
Home equity	224,777	3.29%	83,594	3.88%	308,371	3.45%
Other consumer	12,307	4.91%	142	17.21%	12,449	5.06%
Total consumer loans	750,729	3.55%	176,154	3.88%	926,883	3.61%
Total loans and leases	$4,371,230	4.35%	$457,922	4.18%	$4,829,152	4.33%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

The Company lends primarily in the eastern half of Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 33.6% of which is in the greater New York/New Jersey metropolitan area and 66.4% of which is in other areas in the United States of America at September 30, 2015, compared to 35.9% in the greater New York/New Jersey metropolitan area and 64.1% in other areas in the United States of America at December 31, 2014.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$28,730	$38,178	$32,044	$45,789
Accretion	(2,387)	(3,806)	(7,822)	(13,071)
Reclassification from nonaccretable difference for loans with improved cash flows	1,242	2,141	3,045	3,795
Changes in expected cash flows that do not affect nonaccretable difference (1)	(3,403)	—	(3,085)	—
Balance at end of period	$24,182	$36,513	$24,182	$36,513
(1) Represents changes in interest cash flows due to changes in interest rates on variable rate loans.

On a quarterly basis, subsequent to acquisition, management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations is due to credit deterioration, or if the change in cash flow expectations are related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the nine months ended September 30, 2015 and 2014, accretable yield adjustments totaling $3.0 million and $3.8 million, respectively, were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference applicable to acquired loans and leases totaled $2.8 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively.

Loans and Leases Pledged as Collateral

At September 30, 2015 and December 31, 2014, there were $1.9 billion and $1.6 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at September 30, 2015 and December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398
Charge-offs	—	(1,388)	(296)	(247)	—	(1,931)
Recoveries	—	112	179	41	—	332
Provision (credit) for loan and lease losses	1,845	2,009	57	322	(2,560)	1,673
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

	Three Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686
Charge-offs	(64)	(605)	(264)	(203)	—	(1,136)
Recoveries	—	261	55	27	—	343
Provision (credit) for loan and lease losses	2,769	(1,573)	(16)	728	21	1,929
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

	Nine Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(2,083)	(1,513)	(479)	—	(4,625)
Recoveries	—	418	1,170	83	—	1,671
Provision (credit) for loan and lease losses	2,017	6,670	(1,667)	1,165	(2,418)	5,767
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

	Nine Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(64)	(1,952)	(781)	(585)	—	(3,382)
Recoveries	—	730	332	141	—	1,203
Provision (credit) for loan and lease losses	6,462	(49)	(14)	638	(509)	6,528
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million, $1.3 million and $1.3 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The liability for unfunded credit commitments reflects changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the nine-month periods ended September 30, 2015 and 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,845	$2,769	$2,017	$6,462
Commercial	2,009	(1,573)	6,670	(49)
Indirect automobile	57	(16)	(1,667)	(14)
Consumer	322	728	1,165	638
Unallocated	(2,560)	21	(2,418)	(509)
Total provision for loan and lease losses	1,673	1,929	5,767	6,528
Unfunded credit commitments	82	105	164	225
Total provision for credit losses	$1,755	$2,034	$5,931	$6,753

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

Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, (3) indirect automobile loans and (4) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into four classes: commercial loans, equipment financing, taxi medallion, and loans to condominium associations. The indirect automobile loan segment is not divided into classes. Consumer loans are divided into three classes: residential mortgage loans, home equity loans and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.

 The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates, which include estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of LEP that represents incurred losses for each portfolio. In addition to

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

quantitative measures, relevant qualitative factors include, but are not limited to: (1) levels and trends in past due and impaired loans, (2) levels and trends in charge-offs, (3) changes in underwriting standards, policy exceptions, and credit policy, (4) experience of lending management and staff, (5) economic trends, (6) industry conditions, (7) effects of changes in credit concentrations, (8) interest rate environment, and (9) regulatory and other changes. The general allowance related to the acquired loans collectively evaluated for impairment is determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.

During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide a more precise quantification of probable losses in the portfolio. Under the enhanced methodology, management combined the historical loss histories of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with a Companywide Credit Policy. In prior periods, a historical loss history applicable to each Bank was used. Additional refinements include a change in the weighting to place more emphasis on recent loss experience rather than the charge-off look-back analysis that involves application of loss ratios over a longer period of time. This enhancement provides an allowance calculation that more accurately reflects the term of loans in the portfolio.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single Companywide group of factors is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.

The Company’s September 30, 2015 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. At September 30, 2015 this portfolio is approximately $36.0 million. Based on industry factors, management established a specific loss factor for this portfolio that best represents the risks associated with it.

Based on the refinements to the Company’s allowance methodology discussed above, management determined that the potential risks anticipated by the unallocated allowance are now incorporated into the allowance methodology, making the unallocated allowance unnecessary. In prior periods, the unallocated allowance was used to recognize the estimated risk associated with the allocated general and specific allowances. It incorporated management’s evaluation of existing conditions that were not included in the allocated allowance determinations and provided for losses that arise outside of the ordinary course of business.

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on troubled debt restructured loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.

As of September 30, 2015, management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

The general allowance for loan and lease losses was $51.9 million at September 30, 2015, compared to $50.1 million at December 31, 2014. The general portion of the allowance for loan and lease losses increased by $1.8 million during the nine months ended September 30, 2015, primarily driven by growth in commercial real estate and commercial loan and lease portfolios, offset by the sale of the indirect automobile portfolio, which resulted in a release of $1.9 million in the general allowance for loan and lease losses in the first quarter of 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

The specific allowance for loan and lease losses was $4.5 million at September 30, 2015, compared to $1.2 million at December 31, 2014. The specific allowance increased $3.3 million during the nine months ended September 30, 2015, primarily due to one commercial relationship which was downgraded during the nine months ended September 30, 2015.

The changes to the methodology described above resulted in a reallocation of reserve from unallocated to specific loan segments. As such, the reserve for unallocated allowance for loan and lease losses at September 30, 2015 was reduced to zero at September 30, 2015, as compared to $2.4 million at December 31, 2014. The unallocated portion of the allowance for loan and lease losses decreased by $2.4 million during the nine months ended September 30, 2015.

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

1-4 Rating — Pass

Loan rating grades “1” through “4” are classified as “Pass,” which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in losses due to the capacity of the borrowers to pay and the adequacy of the value of assets pledged as collateral.

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
At and for the Nine Months Ended September 30, 2015 and 2014

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

Credit Quality Information

The following tables present the recorded investment in loans in each class at September 30, 2015 by credit quality indicator.

	At September 30, 2015
	Commercial Real Estate Mortgage	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,581,797	$574,822	$137,481	$547,301	$670,511	$57,562	$12,255
OAEM	13,164	1,166	214	6,932	808	—	—
Substandard	3,155	309	—	5,051	1,647	—	52
Doubtful	—	—	—	804	1,483	—	—
Total originated	1,598,116	576,297	137,695	560,088	674,449	57,562	12,307

Acquired:
Loan rating:
Pass	202,802	36,419	566	16,387	9,882	—	142
OAEM	620	617	—	978	—	—	—
Substandard	8,611	1,227	—	3,258	—	—	—
Doubtful	401	—	—	—	—	—	—
Total acquired	212,434	38,263	566	20,623	9,882	—	142

Total loans	$1,810,550	$614,560	$138,261	$580,711	$684,331	$57,562	$12,449

At September 30, 2015, there were no loans categorized as definite loss.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	At September 30, 2015
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$6,473	39.7%
661-700	2,378	14.6%
660 and below	7,337	45.0%
Data not available	106	0.7%
Total loans	$16,294	100.0%

	At September 30, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$111,152	18.3%	$127,693	41.4%
50% - 69%	211,505	34.9%	46,724	15.2%
70% - 79%	169,499	28.0%	31,665	10.3%
80% and over	20,403	3.4%	17,984	5.8%
Data not available	1,086	0.2%	711	0.2%
Total originated	513,645	84.8%	224,777	72.9%

Acquired:
Loan-to-value ratio:
Less than 50%	19,455	3.2%	51,476	16.7%
50% - 69%	33,664	5.5%	19,716	6.4%
70% - 79%	19,668	3.2%	9,041	2.9%
80% and over	14,895	2.5%	2,913	0.9%
Data not available	4,736	0.8%	448	0.2%
Total acquired	92,418	15.2%	83,594	27.1%

Total loans	$606,063	100.0%	$308,371	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	At December 31, 2014
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$105,342	18.4%	$113,541	39.6%
50% - 69%	179,319	31.4%	35,660	12.4%
70% - 79%	166,467	29.1%	27,123	9.4%
80% and over	19,335	3.4%	4,195	1.5%
Data not available	1,615	0.3%	1,061	0.4%
Total originated	472,078	82.6%	181,580	63.2%

Acquired:
Loan-to-value ratio:
Less than 50%	19,574	3.4%	70,293	24.5%
50% - 69%	35,131	6.2%	22,581	7.9%
70% - 79%	22,972	4.0%	10,569	3.7%
80% and over	16,268	2.8%	1,178	0.4%
Data not available	5,897	1.0%	857	0.3%
Total acquired	99,842	17.4%	105,478	36.8%

Total loans	$571,920	100.0%	$287,058	100.0%

The following table presents information regarding foreclosed residential real estate property at September 30, 2015.

At September 30, 2015
(In Thousands)
Foreclosed residential real estate property held by the creditor	$1,149
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	606

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate mortgage	$104	$—	$3,341	$3,445	$1,594,671	$1,598,116	$187	$3,155
Multi-family mortgage	—	—	309	309	575,988	576,297	—	309
Construction	—	—	—	—	137,695	137,695	—	—
Total commercial real estate loans	104	—	3,650	3,754	2,308,354	2,312,108	187	3,464
Commercial loans and leases:
Commercial	3,482	100	3,860	7,442	552,646	560,088	—	5,327
Equipment financing	3,678	684	1,949	6,311	668,138	674,449	—	2,896
Condominium association	158	—	—	158	57,404	57,562	—	—
Total commercial loans and leases	7,318	784	5,809	13,911	1,278,188	1,292,099	—	8,223
Indirect automobile	1,173	449	118	1,740	14,554	16,294	—	629
Consumer loans:
Residential mortgage	40	—	229	269	513,376	513,645	—	2,369
Home equity	144	51	115	310	224,467	224,777	—	268
Other consumer	12	2	46	60	12,247	12,307	1	52
Total consumer loans	196	53	390	639	750,090	750,729	1	2,689
Total originated loans and leases	$8,791	$1,286	$9,967	$20,044	$4,351,186	$4,371,230	$188	$15,005

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	At September 30, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate mortgage	$3,620	$296	$4,911	$8,827	$203,607	$212,434	$4,910	$—
Multi-family mortgage	—	—	1,077	1,077	37,186	38,263	1,077	—
Construction	—	—	—	—	566	566	—	—
Total commercial real estate loans	3,620	296	5,988	9,904	241,359	251,263	5,987	—
Commercial loans and leases:
Commercial	373	250	3,121	3,744	16,879	20,623	171	2,999
Equipment financing	—	—	—	—	9,882	9,882	—	—
Total commercial loans and leases	373	250	3,121	3,744	26,761	30,505	171	2,999
Consumer loans:
Residential mortgage	200	—	2,474	2,674	89,744	92,418	2,304	170
Home equity	707	155	444	1,306	82,288	83,594	142	1,550
Other consumer	—	—	—	—	142	142	—	—
Total consumer loans	907	155	2,918	3,980	172,174	176,154	2,446	1,720
Total acquired loans and leases	$4,900	$701	$12,027	$17,628	$440,294	$457,922	$8,604	$4,719

Total loans and leases	$13,691	$1,987	$21,994	$37,672	$4,791,480	$4,829,152	$8,792	$19,724

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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
At and for the Nine Months Ended September 30, 2015 and 2014

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

Commercial Real Estate Loans — At September 30, 2015, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate mortgage loans — 37.5%; multi-family mortgage loans — 12.7%; and construction loans — 2.9%.

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

Commercial Loans and Leases — At September 30, 2015, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 12.0%; equipment financing loans — 14.2%; and loans to condominium associations — 1.2%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for the respective class in the portfolio.

Indirect Automobile Loans — At September 30, 2015, indirect automobile loans represented 0.3% of the Company’s total loan and lease portfolio. Determination of the allowance for loan and lease losses for this portfolio is based primarily on payment status and historical loss rates.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Consumer Loans — At September 30, 2015, loans outstanding within the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 12.6%; home equity loans — 6.4%; and other consumer loans — 0.3%.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	At September 30, 2015			At December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,069	$3,064	$—	$2,751	$2,748	$—
Commercial	14,411	14,381	—	13,440	13,421	—
Consumer	4,487	4,480	—	3,055	3,048	—
Total originated with no related allowance recorded	21,967	21,925	—	19,246	19,217	—
With an allowance recorded:
Commercial real estate	6,165	6,165	2,176	4,119	4,119	108
Commercial	4,852	4,840	2,127	2,019	2,011	768
Consumer	—	—	—	176	176	10
Total originated with an allowance recorded	11,017	11,005	4,303	6,314	6,306	886
Total originated impaired loans and leases	32,984	32,930	4,303	25,560	25,523	886

Acquired:
With no related allowance recorded:
Commercial real estate	10,772	10,772	—	9,413	9,428	—
Commercial	4,084	4,084	—	6,049	6,047	—
Consumer	7,969	7,984	—	6,688	6,688	—
Total acquired with no related allowance recorded	22,825	22,840	—	22,150	22,163	—
With an allowance recorded:
Commercial real estate	—	—	—	244	244	22
Commercial	596	596	231	478	478	214
Consumer	92	92	7	225	225	41
Total acquired with an allowance recorded	688	688	238	947	947	277
Total acquired impaired loans and leases	23,513	23,528	238	23,097	23,110	277

Total impaired loans and leases	$56,497	$56,458	$4,541	$48,657	$48,633	$1,163

(1)Includes originated and acquired nonaccrual loans of $12.3 million and $4.7 million, respectively, at September 30, 2015.
(2)Includes originated and acquired nonaccrual loans of $7.1 million and $4.6 million, respectively, at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,077	$21	$3,727	$32
Commercial	15,112	171	9,567	118
Consumer	4,421	15	3,568	14
Total originated with no related allowance recorded	22,610	207	16,862	164
With an allowance recorded:
Commercial real estate	6,172	49	118	—
Commercial	7,700	2	1,239	1
Consumer	—	—	14	—
Total originated with an allowance recorded	13,872	51	1,371	1
Total originated impaired loans and leases	36,482	258	18,233	165

Acquired:
With no related allowance recorded:
Commercial real estate	10,813	39	11,652	73
Commercial	4,113	16	8,017	36
Consumer	8,094	19	6,629	13
Total acquired with no related allowance recorded	23,020	74	26,298	122
With an allowance recorded:
Commercial real estate	—	—	3,164	36
Commercial	596	—	760	—
Consumer	93	1	538	1
Total acquired with an allowance recorded	689	1	4,462	37
Total acquired impaired loans and leases	23,709	75	30,760	159

Total impaired loans and leases	$60,191	$333	$48,993	$324

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$4,403	$65	$2,857	$80
Commercial	15,095	474	6,386	188
Consumer	4,156	45	2,509	27
Total originated with no related allowance recorded	23,654	584	11,752	295
With an allowance recorded:
Commercial real estate	4,791	148	1,097	22
Commercial	6,687	8	2,898	49
Consumer	112	—	1,298	15
Total originated with an allowance recorded	11,590	156	5,293	86
Total originated impaired loans and leases	35,244	740	17,045	381

Acquired:
With no related allowance recorded:
Commercial real estate	9,912	114	13,211	301
Commercial	4,516	48	7,671	95
Consumer	7,927	48	6,569	23
Total acquired with no related allowance recorded	22,355	210	27,451	419
With an allowance recorded:
Commercial real estate	81	—	3,035	76
Commercial	689	—	1,085	15
Consumer	274	6	436	2
Total acquired with an allowance recorded	1,044	6	4,556	93
Total acquired impaired loans and leases	23,399	216	32,007	512

Total impaired loans and leases	$58,643	$956	$49,052	$893

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$2,176	$2,127	$—	$—	$—	$4,303
Collectively evaluated for impairment	27,746	18,420	321	3,634	—	50,121
Total originated loans and leases	29,922	20,547	321	3,634	—	54,424

Acquired:
Individually evaluated for impairment	—	231	—	7	—	238
Collectively evaluated for impairment	422	79	—	36	—	537
Acquired with deteriorated credit quality	717	105	—	451	—	1,273
Total acquired loans and leases	1,139	415	—	494	—	2,048

Total allowance for loan and lease losses	$31,061	$20,962	$321	$4,128	$—	$56,472

Loans and Leases:
Originated:
Individually evaluated for impairment	$9,234	$16,976	$—	$4,299	$—	$30,509
Collectively evaluated for impairment	2,302,874	1,275,123	16,294	746,430	—	4,340,721
Total originated loans and leases	2,312,108	1,292,099	16,294	750,729	—	4,371,230

Acquired:
Individually evaluated for impairment	3,212	4,427	—	2,651	—	10,290
Collectively evaluated for impairment	68,821	14,453	—	109,468	—	192,742
Acquired with deteriorated credit quality	179,230	11,625	—	64,035	—	254,890
Total acquired loans and leases	251,263	30,505	—	176,154	—	457,922

Total loans and leases	$2,563,371	$1,322,604	$16,294	$926,883	$—	$4,829,152

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2015	At December 31, 2014
	(In Thousands)
Troubled debt restructurings:
On accrual	$17,746	$14,815
On nonaccrual	5,960	5,625
Total troubled debt restructurings	$23,706	$20,440

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended September 30, 2015
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	7	$5,600	$5,197	$119	$239	$—	—	$—
Equipment financing	4	318	305	—	—	—	—	—
Residential mortgage	1	152	153	—	153	—	—	—
Home equity	2	273	274	—	101
Total Originated	14	6,343	5,929	119	493	—	—	—

Acquired:
Commercial	2	379	372	—	—	—	1	399
Home equity	1	175	174	—	—	—	—	—
Total Acquired	3	554	546	—	—	—	1	399

Total	17	$6,897	$6,475	$119	$493	$—	1	$399

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Three Months Ended September 30, 2014
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	1	$1,970	$1,970	$—	$—	$—	—	$—
Equipment financing	5	696	699	18	191	—	—	—
Total Originated	6	2,666	2,669	18	191	—	—	—

Acquired:
Commercial	4	851	924	—	45	—	1	1,335
Total Acquired	4	851	924	—	45	—	1	1,335

Total	10	$3,517	$3,593	$18	$236	$—	1	$1,335

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	At and for the Nine Months Ended September 30, 2015
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	8	$5,735	$5,429	$119	$239	$—	—	$—
Equipment financing	5	430	403	—	—	—	—	—
Residential mortgage	1	152	153	—	153	—	—	—
Home equity	2	273	274	—	101	—	—	—
Total Originated	16	6,590	6,259	119	493	—	—	—

Acquired:
Commercial	4	642	634	—	12	—	1	399
Home equity	2	200	197	—	23	—	—	—
Total Acquired	6	842	831	—	35	—	1	399

Total	22	$7,432	$7,090	$119	$528	$—	1	$399

	At and for the Nine Months Ended September 30, 2014
	Recorded Investment			Specific		Defaulted
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate mortgage	1	$953	$939	$—	$—	$—	—	$—
Commercial	3	2,360	2,336	—	16	—	—	—
Equipment financing	7	1,369	1,352	18	191	—	6	1,074
Residential mortgage	1	497	491	—	491	—	1	491
Home Equity	1	292	292
Total Originated	13	5,471	5,410	18	698	—	7	1,565

Acquired:
Commercial	6	1,104	1,152	—	273	—	4	1,607
Total Acquired	6	1,104	1,152	—	273	—	4	1,607

Total	19	$6,575	$6,562	$18	$971	$—	11	$3,172

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Loans with one modification:
Extended maturity	$1,632	$2,849	$2,137	$3,427
Adjusted principal	—	—	—	—
Adjusted interest rate	—	—	—	866
Interest only	1,335	—	1,335	16
Combination maturity, principal, interest rate	906	200	1,004	200
Total loans with one modification	3,873	3,049	4,476	4,509

Loans with more than one modification:
Extended maturity	2,602	36	2,603	1,253
Adjusted principal	—	508	—	508
Interest only	—	—	—	292
Combination maturity, principal, interest rate	—	—	11	—
Total loans with more than one modification	2,602	544	2,614	2,053

Total loans with modifications	$6,475	$3,593	$7,090	$6,562

The financial impact of the modification of performing and nonperforming loans and leases for the three and nine months ended September 30, 2015 was nominal. The financial impact of the modification of performing and nonperforming loans and leases for the three and nine months ended September 30, 2014 was less than $0.1 million for each period.

As of September 30, 2015 and 2014, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)       Premises and Equipment

In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the nine months ended September 30, 2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s unaudited consolidated statements of income. There were no sales of premises and equipment during the three and nine months ended September 30, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

(7)               Goodwill and Other Intangible Assets

The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2015	At December 31, 2014
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	10,268	12,455
Trade name	1,089	1,089
Total other intangible assets	11,357	13,544
Total goodwill and other intangible assets	$149,247	$151,434

The Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million has an indefinite life.

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at September 30, 2015 is as follows:

Remainder of 2015	$724
Year ending:
2016	2,500
2017	2,089
2018	1,669
2019	1,295
Thereafter	1,991
Total	$10,268

(8)               Investments in Qualified Affordable Housing Projects

The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of September 30, 2015, the Company has investments in 8 of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Further information regarding the Company's investments in affordable housing projects follows:

	At September 30, 2015	At December 31, 2014
	(In Thousands)
Investments in affordable housing projects included in other assets	$9,990	$10,131
Unfunded commitments related to affordable housing projects included in other liabilities	1,982	2,608
Investments in affordable housing projects tax credits included in other liabilities	1,191	1,432
Investments in affordable housing projects tax benefits included in other liabilities	492	669

	At and for the Three Months Ended September 30, 2015	At and for the Nine Months Ended September 30, 2015
	(In Thousands)
Investment amortization included in provision for income taxes	$410	$1,230
Amount recognized as income tax benefit	538	1,613

ASU 2014-01 was applied retrospectively to all periods presented. The cumulative effect on retained earnings was $1.1 million at January 1, 2015.

The following table illustrates the prior period adjustments related to the adoption of ASU 2014-01.

At December 31, 2014
(In Thousands)
Other assets, as reported	$79,411
Prior period adjustment	1,068
Other assets, as adjusted	$80,479

Retained earnings, as reported	$83,792
Prior period adjustment	1,068
Retained earnings, as adjusted	$84,860

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In Thousands)
Loss from investments in affordable housing projects, as reported	$543	$1,586
Prior period adjustment	(543)	(1,586)
Loss from investments in affordable housing projects, as adjusted	$—	$—

Provision for income taxes, as reported	$6,779	$18,548
Prior period adjustment	384	1,152
Provision for income taxes, as adjusted	$7,163	$19,700

Net income, as reported	$11,581	$31,979
Prior period adjustment	159	434
Net income, as adjusted	$11,740	$32,413

Basic earnings per share, as reported	$0.17	$0.46
Prior period adjustment	—	—
Basic earnings per share, as adjusted	$0.17	$0.46

Effective tax rate, as reported	35.64%	35.61%
Prior period adjustment	0.97%	1.09%
Effective tax rate, as adjusted	36.61%	36.70%
(9)               Comprehensive Income/(Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2015 and September 30, 2014, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at June 30, 2015	$(1,886)	$111	$(1,775)
Other comprehensive income	2,966	—	2,966
Balance at September 30, 2015	$1,080	$111	$1,191

	Three Months Ended September 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at June 30, 2014	$(3,574)	$365	$(3,209)
Other comprehensive loss	(1,407)	(65)	(1,472)
Balance at September 30, 2014	$(4,981)	$300	$(4,681)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive income	2,813	—	2,813
Balance at September 30, 2015	$1,080	$111	$1,191

	Nine Months Ended September 30, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	3,351	(117)	3,234
Balance at September 30, 2014	$(4,981)	$300	$(4,681)

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

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended September 30, 2014, and the three and nine months ended September 30, 2015.

(10)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2015 or December 31, 2014.

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in the Company's unaudited consolidated statements of income. The Company had 46 interest-rate swaps related to this program with an aggregate notional amount of $293.9 million at September 30, 2015, compared with 22 interest-rate swaps with an aggregate notional amount of $109.4 million at December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at September 30, 2015 and December 31, 2014.

	At September 30, 2015		At December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$8,113	$8,261	$2,676	$2,714

Changes in the fair value are recognized directly in the Company's unaudited consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
(Loss) gain recognized in income on derivatives	$(313)	$32	$(109)	$38

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties. The estimated net credit risk exposure was $0.1 million at September 30, 2015, compared to $38.0 thousand at December 31, 2014.

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company has posted collateral of $11.4 million and $5.4 million in the normal course of business at September 30, 2015 and December 31, 2014, respectively.

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2015
	Gross Amounts of Recognized Assets /Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral (Received)/ Posted
	(In Thousands)
Asset Derivatives	$8,113	$—	$8,113	$—	$—	$8,113

Liability Derivatives	$8,261	$—	$8,261	$7,335	$4,030	$19,626

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

(11)       Stock Based Compensation

As of September 30, 2015, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan (the "2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan (the "2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group of financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on tangible equity, asset quality and total shareholder return. Generally, if a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded are held by the Company and paid to the participant only when the shares vest.

Under all the Plans, shares of the Company's common stock are reserved for issuance as restricted stock awards to officers, employees, consultants and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.

During the three months and nine months ended September 30, 2015, 107,133 shares and 112,553 shares were issued upon satisfaction of required conditions of the Plans, respectively. This compared to 111,255 shares and 113,042 shares during the three months and nine months ended September 30, 2014.

Total expense for the Plans was $0.4 million for the three months ended September 30, 2015 and 2014. Total expense for the Plans was $0.9 million for the nine months ended September 30, 2015 compared to $1.0 million for the nine months ended September 30, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

(12)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income*	$12,888	$12,888	$11,740	$11,740

Denominator:
Weighted average shares outstanding	70,129,056	70,129,056	69,989,909	69,989,909
Effect of dilutive securities	—	110,964	—	99,078
Adjusted weighted average shares outstanding	70,129,056	70,240,020	69,989,909	70,088,987

EPS*	$0.18	$0.18	$0.17	$0.17

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income*	$36,456	$36,456	$32,413	$32,413

Denominator:
Weighted average shares outstanding	70,071,999	70,071,999	69,918,248	69,918,248
Effect of dilutive securities	—	135,984	—	111,135
Adjusted weighted average shares outstanding	70,071,999	70,207,983	69,918,248	70,029,383

EPS*	$0.52	$0.52	$0.46	$0.46

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.

(13)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2015 and September 30, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$27,933	$—	$27,933
GSE CMOs	—	205,730	—	205,730
GSE MBSs	—	243,959	—	243,959
SBA commercial loan asset-backed securities	—	172	—	172
Corporate debt obligations	—	46,670	—	46,670
Trust preferred securities	—	1,315	—	1,315
Total debt securities	—	525,779	—	525,779
Marketable equity securities	985	—	—	985
Total investment securities available-for-sale	$985	$525,779	$—	$526,764

Interest-rate swaps	$—	$8,113	$—	$8,113

Liabilities:
Interest-rate swaps	$—	$8,261	$—	$8,261

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of September 30, 2015 and December 31, 2014, no investment securities were valued using pricing models included in Level 3.

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Investment securities available-for-sale, beginning of period	$—	$—	$—	$1,775
Investment security sales	—	—	—	(1,658)
Total realized losses included in other income	—	—	—	(242)
Total unrealized gains included in other comprehensive income	—	—	—	125
Investment securities available-for-sale, end of period	$—	$—	$—	$—

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2015 and 2014.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,485	$12,485
OREO	—	—	1,149	1,149
Repossessed assets	—	152	—	152
Total assets measured at fair value on a non-recurring basis	$—	$152	$13,634	$13,786

	Carrying Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,376	$6,376
OREO	—	—	953	953
Repossessed assets	—	503	—	503
Total assets measured at fair value on a non-recurring basis	$—	$503	$7,329	$7,832

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Other Real Estate Owned

The Company records OREO at the lower of cost or fair value. In estimating fair value, the Company utilizes purchase and sales agreements (Level 2) or comparable sales, recent appraisals or cash flows discounted at an interest rate commensurate with the risk associated with these cash flows (Level 3), adjusted for selling costs and other expenses.

Repossessed Assets

Repossessed assets are carried at estimated fair value less costs to sell based on auction pricing (Level 2).

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At September 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$12,485	$6,376	Appraisal of collateral (1)
Other real estate owned	$1,149	$953	Appraisal of collateral (1)

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
At and for the Nine Months Ended September 30, 2015 and 2014

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At September 30, 2015
Financial assets:
Investment securities held-to-maturity:
GSEs	$22,431	$22,480	$—	$22,480	$—
GSE MBSs	19,962	19,902	—	19,902	—
Municipal Obligations	20,204	20,350	—	20,350	—
Foreign Government Obligations	500	500	—	—	500
Loans held-for-sale	10,992	10,992	—	10,992	—
Loans and leases, net	4,772,680	4,765,997	—	—	4,765,997
Financial liabilities:
Certificates of deposit	1,064,392	1,073,688	—	1,073,688	—
Borrowed funds	960,220	966,232	—	966,232	—

At December 31, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	1,537	1,537	—	1,537	—
Loans and leases, net	4,768,948	4,753,605	—	—	4,753,605
Financial liabilities:
Certificates of deposit	946,708	949,320	—	949,320	—
Borrowed funds	1,126,404	1,132,940	—	1,132,940	—

Investment Securities Held-to-Maturity

The fair values of certain investment securities held-to-maturity are estimated using market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE MBSs, and municipal obligations, all of which are included in Level 2. Additionally, fair values of foreign government obligations are based on comparisons to market prices of similar securities and are considered to be Level 3.

Loans Held-for-Sale

Fair value is measured using quoted market prices when available. These assets are typically categorized as Level 1. If quoted market prices are not available, comparable market values may be utilized. These assets are typically categorized as Level 2.

Loans and Leases

The fair values of performing loans and leases are estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, indirect automobile, residential mortgage, home equity and other consumer. These categories were further disaggregated based on significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). The Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

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

The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The Company’s exposure to credit loss in the event of non-performance by a counterparty is represented by the contractual amount of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2015	At December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$108,274	$107,179
Commercial	71,064	102,353
Residential mortgage	8,650	20,520
Unadvanced portion of loans and leases	564,323	629,351
Unused lines of credit:
Home equity	271,016	239,240
Other consumer	12,715	10,876
Other commercial	630	728
Unused letters of credit:
Financial standby letters of credit	11,553	16,762
Performance standby letters of credit	402	3,126
Commercial and similar letters of credit	227	50
Back-to-back interest-rate swaps	293,926	109,362

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million at September 30, 2015 and $1.3 million at December 31, 2014.
From time to time, the Company enters into back-to-back interest rate swaps with commercial customers and third-party financial institutions. These swaps allow the Company to offer long-term fixed-rate commercial loans while mitigating the interest-rate risk of holding those loans. In a back-to-back interest rate swap transaction, the Company lends to a commercial customer on a floating-rate basis and then enters into an interest rate swap with that customer. Concurrently, the Company enters into an offsetting swap with a third-party financial institution, effectively minimizing its net interest-rate risk exposure resulting from such transactions.
The fair value of interest rate swap assets and liabilities was $8.1 million and $8.3 million, respectively, at September 30, 2015. The fair value of interest rate swap assets and liabilities was $2.7 million and $2.7 million, respectively, at December 31, 2014.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2015 and 2014

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2015	$1,422
Year ending:
2016	5,344
2017	4,820
2018	4,265
2019	3,353
Thereafter	12,266
Total	$31,470

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $4.0 million during the nine months ended September 30, 2015, with minimal lease acceleration. This compared to rental expense of $5.2 million during the nine months ended September 30, 2014, which included $0.7 million in lease acceleration related to a relocation of an operations center and a closure of a branch property.

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

The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System (“FRB”). As a Massachusetts-chartered savings bank and trust company, respectively, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The Federal Deposit Insurance Corporation ("FDIC") continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.

The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Selected Financial Data

The following is based in part on, and should be read in conjunction with, the consolidated financial statements and accompanying notes, and other information appearing elsewhere in this Form 10-Q.

	At and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic*	$0.18	$0.17	$0.17	$0.16	$0.17
Book value per share (end of period)*	9.45	9.33	9.30	9.16	9.05
Tangible book value per share (end of period) (1)*	7.33	7.19	7.15	7.00	6.87
Dividends paid per common share	0.090	0.090	0.085	0.085	0.085
Stock price (end of period)	10.14	11.29	10.05	10.03	8.55

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.54%	3.49%	3.57%	3.49%	3.53%
Return on average assets*	0.89%	0.82%	0.80%	0.76%	0.83%
Return on average tangible assets (1)*	0.91%	0.85%	0.82%	0.78%	0.85%
Return on average stockholders’ equity*	7.81%	7.24%	7.22%	6.79%	7.41%
Return on average tangible stockholders' equity (1)*	10.11%	9.40%	9.41%	8.90%	9.77%
Dividend payout ratio (1)*	49.13%	53.32%	51.05%	54.93%	50.89%
Efficiency ratio (3)*	58.59%	58.52%	59.11%	62.27%	59.64%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.13%	0.04%	0.07%	0.07%	0.07%
Nonperforming loans and leases as a percentage of total loans and leases	0.41%	0.50%	0.49%	0.28%	0.37%
Nonperforming assets as a percentage of total assets*	0.36%	0.45%	0.43%	0.26%	0.35%
Allowance for loan and lease losses as a percentage of total loans and leases	1.17%	1.19%	1.19%	1.11%	1.12%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.25%	1.27%	1.28%	1.20%	1.26%

CAPITAL RATIOS
Stockholders’ equity to total assets*	11.36%	11.30%	11.32%	11.06%	11.08%
Tangible equity ratio (1)*	9.04%	8.94%	8.93%	8.68%	8.64%

FINANCIAL CONDITION DATA
Total assets*	$5,839,529	$5,782,934	$5,755,146	$5,800,948	$5,718,944
Total loans and leases	4,829,152	4,729,581	4,634,594	4,822,607	4,736,028
Allowance for loan and lease losses	56,472	56,398	55,106	53,659	52,822
Goodwill and identified intangible assets	149,247	149,972	150,696	151,434	152,261
Total deposits	4,144,577	4,129,408	4,114,795	3,958,106	3,889,204
Total borrowed funds	960,220	937,648	924,925	1,126,404	1,132,865
Stockholders’ equity*	663,468	653,516	651,319	641,818	633,379

EARNINGS DATA
Net interest income	$48,587	$47,172	$48,528	$47,576	$47,324
Provision for credit losses	1,755	1,913	2,263	1,724	2,034
Non-interest income*	4,784	4,867	4,470	4,541	6,189
Non-interest expense	31,270	30,452	31,326	32,455	31,914
Net income*	12,888	11,865	11,703	10,875	11,740

(1)	Refer to Non-GAAP Financial Measures and Reconciliations to GAAP.

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

(*)
Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

Executive Overview

Growth

Total assets of $5.8 billion at September 30, 2015 increased $38.6 million, or 0.9% on an annualized basis, from December 31, 2014. The increase was primarily driven by increases in investment securities and loans and leases, partly offset by decreases in cash and cash equivalents.

Total loans and leases of $4.8 billion at September 30, 2015 increased $6.5 million, or 0.2% on an annualized basis, from $4.8 billion at December 31, 2014. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth in the quarter. The Company’s commercial loan portfolios, which totaled $3.9 billion, or 80.5% of total loans and leases, at September 30, 2015, increased $251.1 million, or 9.2% on an annualized basis, from $3.6 billion, or 75.4% of total loans and leases, at December 31, 2014. The $251.1 million increase in the commercial loan portfolios was offset by the $300.7 million decrease in the indirect automobile portfolio due to the sale during the first quarter of 2015.

Total deposits of $4.1 billion at September 30, 2015 increased $186.5 million from December 31, 2014. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 3.0% annualized rate during the first nine months of 2015.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.17% at September 30, 2015, compared to 1.11% at December 31, 2014. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.25% at September 30, 2015, compared to 1.20% at December 31, 2014. The Company continued to employ its historical underwriting methodology throughout the nine-month period ended September 30, 2015.

Nonperforming assets at September 30, 2015 totaled $21.0 million, or 0.36% of total assets, as compared with $15.2 million, or 0.26% of total assets, at December 31, 2014. Net charge-offs for the three months ended September 30, 2015 were $1.6 million, or 0.13% of average loans and leases on an annualized basis, compared to $0.8 million, or 0.07% annualized, for the three months ended September 30, 2014. Net charge-offs for the nine months ended September 30, 2015 were $3.0 million, or 0.08% of average loans and leases on an annualized basis, compared to $2.2 million, or 0.06% annualized, for the nine months ended September 30, 2014.

Capital Strength

The Company is a "well-capitalized" bank holding company as defined in the Federal Reserve Board's Regulation Y. The Company's common equity tier 1 capital ratio was 10.61% at September 30, 2015. The Company’s Tier 1 leverage ratio was 9.49% at September 30, 2015, compared to 9.01% at December 31, 2014. Tier 1 risk-based ratio was 10.88% at September 30, 2015, compared to 10.55% at December 31, 2014. Total risk-based ratio was 13.55% at September 30, 2015, compared to 13.24% at December 31, 2014. The Company's ratio of stockholders’ equity to total assets was 11.36% and 11.06% at September 30, 2015 and December 31, 2014, respectively. The Company's tangible equity ratio was 9.04% and 8.68% at September 30, 2015 and December 31, 2014, respectively.

Net Income

For the three months ended September 30, 2015, the Company reported net income of $12.9 million, or $0.18 per basic and diluted share, up nearly $1.2 million, or 9.8%, from $11.7 million, or $0.17 per basic share, for the three months ended September 30, 2014. This increase in net income is primarily the result of an increase in net interest income of $1.3 million, a decrease in the provision for credit losses of $0.3 million, a decrease in non-interest expense of $0.6 million, and a decrease in provision for income taxes of $0.3 million. This was offset by a decrease in non-interest income of $1.4 million. Refer to “Results of Operations — Comparison of the Three and Nine-Month Periods Ended September 30, 2015 and September 30, 2014" below for further discussion.

For the nine months ended September 30, 2015, the Company reported net income of $36.5 million, or $0.52 per basic and diluted share, up nearly $4.1 million, or 12.5%, from $32.4 million, or $0.46 per basic share, for the nine months ended September 30, 2014. This increase in net income is primarily the result of an increase in net interest income of $2.8 million, a decrease in the provision for credit losses of $0.8 million, a decrease in non-interest expense of $3.7 million. This was offset by a decrease in non-interest income of $1.5 million and an increase in provision for income taxes of $1.4 million. Refer to

“Results of Operations — Comparison of the Three and Nine-Month Periods Ended September 30, 2015 and September 30, 2014" below for further discussion.

The annualized return on average assets was 0.89% and 0.84% for the three and nine months ended September 30, 2015, respectively, compared to 0.83% and 0.79% for the three and nine months ended September 30, 2014, respectively. The annualized return on average stockholders’ equity was 7.81% and 7.43% for the three and nine months ended September 30, 2015, respectively, compared to 7.41% and 6.88% for the three and nine months ended September 30, 2014.

Net interest margin increased slightly to 3.54% for the three months ended September 30, 2015, compared to 3.53% for the three months ended September 30, 2014.

Net interest margin was 3.53% for the nine months ended September 30, 2015, compared to 3.67% for the nine months ended September 30, 2014. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a decrease in the yield on interest-earning assets by 10 basis points to 4.11% for the nine months ended September 30, 2015 from 4.21% for the nine months ended September 30, 2014 and an increase of 4 basis points in the Company's overall cost of funds to 0.63% for the nine months ended September 30, 2015 from 0.59% for the nine months ended September 30, 2014.

The Company's net interest margin and net interest income continued to be placed under significant pressure due to competitive pricing in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds.

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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Net income, as reported*	$12,888	$11,865	$11,703	$10,875	$11,740

Average total assets*	$5,790,469	$5,762,620	$5,852,114	5,757,715	5,654,792
Less: Average goodwill and average identified intangible assets, net	149,669	150,385	151,125	151,932	152,755
Average tangible assets*	$5,640,800	$5,612,235	$5,700,989	$5,605,783	$5,502,037

Return on average tangible assets (annualized)*	0.91%	0.85%	0.82%	0.78%	0.85%

Average total stockholders’ equity*	$659,761	$655,223	$648,683	640,706	633,406
Less: Average goodwill and average identified intangible assets, net	149,669	150,385	151,125	151,932	152,755
Average tangible stockholders’ equity*	$510,092	$504,838	$497,558	$488,774	$480,651

Return on average tangible stockholders’ equity (annualized)*	10.11%	9.40%	9.41%	8.90%	9.77%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following tables summarize the Company’s tangible equity ratio at the dates indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Total stockholders’ equity*	$663,468	$653,516	$651,319	$641,818	$633,379
Less: Goodwill and identified intangible assets, net	149,247	149,972	150,696	151,434	152,261
Tangible stockholders’ equity*	$514,221	$503,544	$500,623	$490,384	$481,118

Total assets*	$5,839,529	$5,782,934	$5,755,146	$5,800,948	$5,718,944
Less: Goodwill and identified intangible assets, net	149,247	149,972	150,696	151,434	152,261
Tangible assets*	$5,690,282	$5,632,962	$5,604,450	$5,649,514	$5,566,683

Tangible equity ratio*	9.04%	8.94%	8.93%	8.68%	8.64%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following tables summarize the Company’s tangible book value per share at the dates indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity*	$514,221	$503,544	$500,623	$490,384	$481,118

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	4,861,085	5,048,525	5,042,238	5,040,571	5,035,956
Less: Unallocated ESOP shares	222,645	232,224	241,803	251,382	261,453
Less: Unvested restricted shares	486,999	406,566	418,035	419,702	427,952
Common shares outstanding	70,173,716	70,057,130	70,042,369	70,032,790	70,019,084

Tangible book value per share*	$7.33	$7.19	$7.15	$7.00	$6.87
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Dividends paid	$6,332	$6,326	$5,974	$5,974	$5,974

Net income, as reported*	$12,888	$11,865	$11,703	$10,875	$11,740

Dividend payout ratio*	49.13%	53.32%	51.05%	54.93%	50.89%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease at the dates indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Allowance for loan and lease losses	$56,472	$56,398	$55,106	$53,659	$52,822
Less: Allowance for acquired loan and lease losses	2,048	2,655	2,911	2,848	1,933
Allowance for originated loan and lease losses	$54,424	$53,743	$52,195	$50,811	$50,889

Total loans and leases	$4,829,152	$4,729,581	$4,634,594	$4,822,607	$4,736,028
Less: Total acquired loans and leases	457,922	509,028	561,103	590,654	709,404
Total originated loans and leases	$4,371,230	$4,220,553	$4,073,491	$4,231,953	$4,026,624

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.25%	1.27%	1.28%	1.20%	1.26%

Financial Condition

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At September 30, 2015		At December 31, 2014
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,810,550	37.5%	$1,680,082	34.8%
Multi-family mortgage	614,560	12.7%	639,706	13.2%
Construction	138,261	2.9%	148,013	3.1%
Total commercial real estate loans	2,563,371	53.1%	2,467,801	51.1%
Commercial loans and leases:
Commercial	580,711	12.0%	514,077	10.7%
Equipment financing	684,331	14.2%	601,424	12.5%
Condominium association	57,562	1.2%	51,593	1.1%
Total commercial loans and leases	1,322,604	27.4%	1,167,094	24.3%
Indirect automobile	16,294	0.3%	316,987	6.6%
Consumer loans:
Residential mortgage	606,063	12.6%	571,920	11.9%
Home equity	308,371	6.4%	287,058	5.9%
Other consumer	12,449	0.3%	11,747	0.2%
Total consumer loans	926,883	19.2%	870,725	18.0%
Total loans and leases	4,829,152	100.0%	4,822,607	100.0%
Allowance for loan and lease losses	(56,472)		(53,659)
Net loans and leases	$4,772,680		$4,768,948

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the nine months ended September 30, 2015:

	At September 30, 2015	At December 31, 2014	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,563,371	$2,467,801	$95,570	5.2%
Commercial	1,322,604	1,167,094	155,510	17.8%
Indirect automobile	16,294	316,987	(300,693)	N/A
Consumer	926,883	870,725	56,158	8.6%
Total loans and leases	$4,829,152	$4,822,607	$6,545	0.2%
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

Commercial Real Estate Loans

The commercial real estate portfolio is composed of commercial real estate mortgage loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 53.1% of total loans and leases outstanding at September 30, 2015. For the commercial real estate portfolio, the Company focuses on making loans in the $3 million to $10 million range.

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

The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($640.2 million), office buildings ($620.8 million), retail stores ($501.2 million), industrial properties ($296.7 million), and mixed-use properties ($193.5 million) at September 30, 2015. At that date, over 97% of the commercial real estate loans outstanding were secured by properties located in New England.

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

Commercial Loans and Leases

The commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.4% of total loans outstanding at September 30, 2015. The Company focuses on making commercial loans in the $1 million to $10 million range.

The Company provides commercial banking services to companies in its market area. Approximately 51% of the commercial loans outstanding at September 30, 2015 were made to borrowers located in New England. Approximately 17% of the outstanding balances were made to borrowers in New York and New Jersey by the Company's equipment financing divisions. The remaining 34% of the commercial loans outstanding were made to borrowers in other areas in the United States of America. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning, and convenience store equipment. The borrowers are located primarily in the greater New York/New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The Company focuses on making equipment financing loans and leases in the $100,000 to $500,000 range. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.

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

Indirect Automobile Loans

The indirect automobile loan portfolio represented 0.3% of total loans outstanding at September 30, 2015. Loans outstanding in the portfolio totaled $16.3 million at September 30, 2015, down from $317.0 million at December 31, 2014. In December 2014, the Company ceased the origination of indirect automobile loans and in March 2015, sold $255.2 million of the indirect automobile loan portfolio. As of September 30, 2015, the Company continues to service the remaining portfolio.

Consumer Loans

The consumer loan portfolio is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 19.2% of total loans outstanding at September 30, 2015. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas.

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

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are generally not maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At September 30, 2015, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At September 30, 2015, originated other consumer loans equaled $12.3 million, or 0.3% of total originated loans outstanding, at that date. Consumer equity and debt securities were pledged as collateral for a substantial part of these loans.

Asset Quality

Criticized and Classified Assets

The Company’s management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At September 30, 2015, the Company had $50.5 million of total assets, including acquired assets, that were designated as criticized. This compares to $71.4 million of assets that were designated as criticized at December 31, 2014. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At September 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$3,155	$1,009
Multi-family mortgage	309	—
Commercial	8,326	5,196
Equipment financing	2,896	3,223
Indirect automobile	629	645
Residential mortgage	2,539	1,682
Home equity	1,818	1,918
Other consumer	52	41
Total nonaccrual loans and leases	19,724	13,714
OREO	1,149	953
Other repossessed assets	152	503
Total nonperforming assets	$21,025	$15,170

Loans and leases past due greater than 90 days and still accruing	$8,792	$6,008

Total nonperforming loans and leases as a percentage of total loans and leases	0.41%	0.28%
Total nonperforming assets as a percentage of total assets	0.36%	0.26%

Total nonperforming assets, which are composed of nonaccrual loans and leases, OREO and other repossessed assets, increased $5.9 million from $15.2 million at December 31, 2014 to $21.0 million at September 30, 2015. The increase was primarily due to one commercial relationship which was downgraded during the first quarter of 2015, which had outstanding loan amounts of $4.2 million.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At September 30, 2015	At December 31, 2014
	(In Thousands)
Troubled debt restructurings:
On accrual	$17,746	$14,815
On nonaccrual	5,960	5,625
Total troubled debt restructurings	$23,706	$20,440

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$20,186	$18,388	$20,440	$18,348
Additions	6,475	3,347	7,090	5,433
Net charge-offs (recoveries)	—	(19)	(25)	(149)
Repayments	(2,955)	(933)	(3,799)	(2,654)
Other reductions (1)	—	—	—	(195)
Balance at end of period	$23,706	$20,783	$23,706	$20,783
(1) Other reductions include transfers to OREO and changes in troubled debt restructuring status.

Allowance for Loan and Lease Losses

 The allowance for loan and lease losses consists of general and specific allowances and reflects management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans, and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors, which includes estimates of incurred losses over an estimated loss emergence period ("LEP"), assigned to each risk rating by type, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss.

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

During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide a more precise quantification of probable losses in the portfolio. Under the enhanced methodology, management combined the historical loss histories of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with a Companywide Credit Policy. In prior periods, a historical loss history applicable to each Bank was used. Additional refinements include a change in the weighting to place more emphasis on recent loss experience rather than the charge-off look-back analysis that involved application of loss ratios over a longer period of time. This enhancement provides an allowance calculation that better reflects the term of loans in the portfolio.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, management believes the combination of the existing nine qualitative factors used at each of the Banks into a single Companywide group of factors is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.

The Company’s September 30, 2015 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. At September 30, 2015 this portfolio is approximately $36.0 million. Based on industry factors, Management established a specific loss factor for this portfolio that best represents the risks associated with it.

Based on the refinements to the Company’s allowance methodology discussed above, management determined that the potential risks anticipated by the unallocated allowance are now incorporated into the allowance methodology, making the unallocated allowance unnecessary. In prior periods, the unallocated allowance was used to recognize the estimated risk associated with the allocated general and specific allowances. It incorporated management’s evaluation of existing conditions that were not included in the allocated allowance determinations and provided for losses that arise outside of the ordinary course of business.

See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for descriptions of how management determines the balance of the allowance for loan and lease losses for each portfolio and class of loans.

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014.

	At and for the Three Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2015	$29,216	$20,229	$381	$4,012	$2,560	$56,398
Charge-offs	—	(1,388)	(296)	(247)	—	(1,931)
Recoveries	—	112	179	41	—	332
(Credit) provision for loan and lease losses	1,845	2,009	57	322	(2,560)	1,673
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

Total loans and leases	$2,563,371	$1,322,604	$16,294	$926,883	N/A	$4,829,152
Allowance for loan and lease losses as a percentage of total loans and leases	1.21%	1.58%	1.97%	0.45%	N/A	1.17%

	At and for the Three Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at June 30, 2014	$26,715	$15,866	$3,686	$3,017	$2,402	$51,686
Charge-offs	(64)	(605)	(264)	(203)	—	(1,136)
Recoveries	—	261	55	27	—	343
Provision (credit) for loan and lease losses	2,769	(1,573)	(16)	728	21	1,929
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

Total loans and leases	$2,402,723	$1,121,853	$353,263	$858,189	N/A	$4,736,028
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.24%	0.98%	0.42%	N/A	1.12%

	At and for the Nine Months Ended September 30, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(2,083)	(1,513)	(479)	—	(4,625)
Recoveries	—	418	1,170	83	—	1,671
Provision (credit) for loan and lease losses	2,017	6,670	(1,667)	1,165	(2,418)	5,767
Balance at September 30, 2015	$31,061	$20,962	$321	$4,128	$—	$56,472

Total loans and leases	$2,563,371	$1,322,604	$16,294	$926,883	N/A	$4,829,152
Allowance for loan and lease losses as a percentage of total loans and leases	1.21%	1.58%	1.97%	0.45%	N/A	1.17%

	At and for the Nine Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(64)	(1,952)	(781)	(585)	—	(3,382)
Recoveries	—	730	332	141	—	1,203
Provision (credit) for loan and lease losses	6,462	(49)	(14)	638	(509)	6,528
Balance at September 30, 2014	$29,420	$13,949	$3,461	$3,569	$2,423	$52,822

Total loans and leases	$2,402,723	$1,121,853	$353,263	$858,189	N/A	$4,736,028
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.24%	0.98%	0.42%	N/A	1.12%

The allowance for loan and lease losses was $56.5 million at September 30, 2015, or 1.17% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 1.11% of total loans and leases outstanding, at December 31, 2014. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2014 to September 30, 2015 was due to a specific reserve recorded for a commercial relationship which was downgraded during the first quarter and additional reserves recorded for continued loan growth, partially offset by release of reserves related to the sale of the indirect automobile portfolio during the first quarter.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $31.1 million at September 30, 2015, or 1.21% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $29.6 million, or 1.20% of total commercial real estate loans outstanding, at December 31, 2014. Specific reserves on commercial real estate loans were $2.2 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively. The $1.5 million increase in the allowance for commercial real estate loan losses during the first nine months of 2015 was primarily driven by loan growth of $95.6 million, or 5.2% on an annualized basis from December 31, 2014 and deterioration of one relationship in the commercial real estate loan portfolio during the first quarter of 2015, partially offset by the improved credit quality of other commercial real estate loans.

The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.15% at September 30, 2015 from 1.81% at December 31, 2014. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.15% at September 30, 2015 from 0.05% at December 31, 2014.

Net charge-offs for the three months ended September 30, 2015 and September 30, 2014 were nominal.

Net charge-offs in the commercial real estate loan portfolio for the nine months ended September 30, 2015 were $0.6 million. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2015 was 0.03%. Net charge-offs for the nine months ended September 30, 2014 were nominal.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $21.0 million, or 1.58% of total commercial loans and leases outstanding, at September 30, 2015, compared to $16.0 million, or 1.37%, at December 31, 2014.  Specific reserves on commercial loans and leases increased from $1.0 million at December 31, 2014 to $2.4 million at September 30, 2015. The $5.0 million increase in the allowance for commercial loan and lease losses during the first nine months of 2015 was primarily driven by loan growth of $155.5 million, or 17.8% on an annualized basis, from December 31, 2014 and deterioration of one relationship in the commercial loans and leases portfolio during the first quarter of 2015.

The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 1.58% at September 30, 2015 as compared to 2.28% at December 31, 2014. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 0.64% at September 30, 2015 from 0.54% at December 31, 2014.

Net charge-offs in the commercial loan and lease portfolio for the three months ended September 30, 2015 and September 30, 2014 were $1.3 million and $0.3 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended September 30, 2015 and September 30, 2014 were 0.39% and 0.12%, respectively.

Net charge-offs in the commercial loan and lease portfolio for the nine months ended September 30, 2015 and September 30, 2014 were $1.7 million and $1.2 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the nine months ended September 30, 2015 and September 30, 2014 were 0.18% and 0.15%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $0.3 million, or 1.97% of total indirect automobile loans outstanding, at September 30, 2015, compared to $2.3 million, or 0.74% of the indirect automobile portfolio outstanding, at December 31, 2014.  The $2.0 million decrease in the allowance for indirect automobile loan losses was primarily a result of the sale of the majority of the indirect automobile portfolio in the first quarter of 2015. Loans outstanding decreased $300.7 million from $317.0 million at December 31, 2014 to $16.3 million at September 30, 2015. Based on a review of the credit metrics of the remaining indirect automobile portfolio, and a change in the reserve factor, the allowance ratio increased for the remaining portfolio. There were no loans individually evaluated for impairment in the indirect automobile portfolio at September 30, 2015 and December 31, 2014.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased to 45.0% at September 30, 2015 from 3.1% at December 31, 2014. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased to 3.86% at September 30, 2015 compared to 0.2% at December 31, 2014.

Net charge-offs in the indirect automobile portfolio for the three months ended September 30, 2015 was $0.1 million. This compared to net charge-offs of $0.2 million for the three months ended September 30, 2014. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2015 was 2.62%. This compared to annualized net charge-offs of 0.23% for the three months ended September 30, 2014.

Net charge-offs in the indirect automobile portfolio for the nine months ended September 30, 2015 and 2014 were $0.3 million and $0.4 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the nine months ended September 30, 2015 and September 30, 2014 were 0.43% and 0.16%, respectively.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.1 million, or 0.45% of total consumer loans and leases outstanding, at September 30, 2015, compared to $3.4 million, or 0.39%, at December 31, 2014. There was a nominal reserve for consumer loans individually evaluated for impairment at September 30,

2015 and December 31, 2014. The $0.7 million increase in the allowance for consumer loans during the first nine months of 2015 was primarily driven by loan growth of $56.2 million, or 8.6% on an annualized basis, from December 31, 2014. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.36% at September 30, 2015 from 0.23% at December 31, 2014.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data is available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data is further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrower. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years, and the low level of loan delinquencies at September 30, 2015. If the local economy weakens, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net charge-offs in the consumer portfolio for the three months ended September 30, 2015 and 2014 were $0.2 million and $0.2 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the three months ended September 30, 2015 and September 30, 2014 were 0.09% and 0.08%, respectively.

Net charge-offs in the consumer portfolio for the nine months ended September 30, 2015 and September 30, 2014 were $0.4 million and $0.4 million, respectively. As a percentage of average consumer loans and leases, annualized net charge-offs for the nine months ended September 30, 2015 and September 30, 2014 were 0.06% and 0.07%, respectively.

Unallocated Allowance

 As a result of the changes to the methodology described above, the reserve for unallocated allowance for loan and lease losses at September 30, 2015 was reduced to zero, as compared to $2.4 million at December 31, 2014. The unallocated portion of the allowance for loan and lease losses decreased by $2.4 million during the nine months ended September 30, 2015.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2015			At December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$22,530	39.8%	37.5%	$20,858	38.9%	34.8%
Multi-family	5,061	9.0%	12.7%	5,057	9.4%	13.2%
Construction	3,470	6.1%	2.9%	3,679	6.9%	3.1%
Total commercial real estate loans	31,061	54.9%	53.1%	29,594	55.2%	51.1%
Commercial loans and leases:
Commercial	11,384	20.2%	12.0%	7,463	13.9%	10.7%
Equipment financing	9,151	16.2%	14.2%	8,112	15.1%	12.5%
Condominium association	427	0.8%	1.2%	382	0.7%	1.1%
Total commercial loans and leases	20,962	37.2%	27.4%	15,957	29.7%	24.3%
Indirect automobile	321	0.6%	0.3%	2,331	4.3%	6.6%
Consumer loans:
Residential mortgage	1,737	3.1%	12.6%	1,392	2.6%	11.9%
Home equity	2,279	4.0%	6.4%	1,846	3.5%	5.9%
Other consumer	112	0.2%	0.3%	121	0.2%	0.2%
Total consumer loans	4,128	7.3%	19.2%	3,359	6.3%	18.0%
Unallocated	—	—%	0.0%	2,418	4.5%	0.0%
Total	$56,472	100.0%	100.0%	$53,659	100.0%	100.0%

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

Cash, cash equivalents, and investment securities increased approximately $22.9 million, or 5.0% on an annualized basis, to $636.9 million at September 30, 2015 from $614.0 million at December 31, 2014. The increase was primarily driven by the sale of the indirect automobile portfolio, offset by growth in the loans and leases portfolio, security portfolio and the maturity of FHLBB advances. Cash, cash equivalents, and investment securities were 10.9% of total assets at September 30, 2015, compared to 10.6% of total assets at December 31, 2014.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At September 30, 2015		At December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$27,580	$27,933	$22,929	$22,988
GSE CMOs	207,260	205,730	238,910	234,169
GSE MBSs	241,518	243,959	249,329	250,981
SBA commercial loan asset-backed securities	173	172	205	203
Corporate debt obligations	46,146	46,670	39,805	40,207
Trust preferred securities	1,465	1,315	1,463	1,240
Total debt securities	524,142	525,779	552,641	549,788
Marketable equity securities	954	985	947	973
Total investment securities available-for-sale	$525,096	$526,764	$553,588	$550,761

Investment securities held-to-maturity:
GSEs	$22,431	$22,480	$—	$—
GSE MBSs	19,962	19,902	—	—
Municipal Obligations	20,204	20,350	—	—
Foreign Government Obligations	500	500	500	500
Total investment securities held-to-maturity	$63,097	$63,232	$500	$500

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

Maturities, calls and principal repayments for investment securities available-for-sale and investment securities held-to-maturity totaled $77.6 million and $5.9 million, respectively, for the nine months ended September 30, 2015 compared to $60.5 million for investment securities available-for-sale during the same period in 2014. During the nine months ended September 30, 2015, the Company purchased $50.5 million of investment securities available-for-sale and $68.5 million investment securities held-to-maturity. This compared to $96.9 million of investment securities available-for-sale and $0.5 million of investment securities held-to-maturity for the same period in 2014. During the nine months ended September 30, 2015 the Company did not sell any investment securities available-for-sale or held-to-maturity. During the nine months ended September 30, 2014, the Company sold $5.1 million of available-for-sale securities and no held-to-maturity securities.

At September 30, 2015, the fair value of all investment securities available-for-sale was $526.8 million, with net unrealized gains of $1.7 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million at December 31, 2014. At September 30, 2015, $190.5 million, or 36.2% of the portfolio, had gross unrealized losses of $2.4 million. This compares to $335.7 million, or 60.9% of the portfolio, with gross unrealized losses of $6.0 million at December 31, 2014.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, management has determined that these investment securities are not other-than-temporarily impaired at September 30, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 13, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. At September 30, 2015 the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million compared to $16.0 million at December 31, 2014.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow. At September 30, 2015, the Company maintains an excess balance of capital stock of $14.3 million compared to $7.8 million at December 31, 2014, which allows for additional borrowing capacity at each Bank. At September 30, 2015 and December 31, 2014, the Company owned stock in the FHLBB with a carrying value of $58.3 million. The FHLBB stated that it remained in compliance with all regulatory capital ratios at September 30, 2015 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At September 30, 2015			At December 31, 2014
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$785,210	18.9%	0.00%	$726,118	18.3%	0.00%

NOW accounts	254,767	6.1%	0.07%	235,063	6.0%	0.07%
Savings accounts	500,104	12.1%	0.21%	531,727	13.4%	0.21%
Money market accounts	1,540,104	37.2%	0.43%	1,518,490	38.4%	0.52%
Certificate of deposit accounts	1,064,392	25.7%	0.90%	946,708	23.9%	0.88%
Total interest-bearing deposits	3,359,367	81.1%	0.52%	3,231,988	81.7%	0.54%
Total deposits	$4,144,577	100.0%	0.41%	$3,958,106	100.0%	0.43%

Total deposits increased $186.5 million, or 6.3% on an annualized basis, to $4.1 billion at September 30, 2015 as compared to $4.0 billion at December 31, 2014. Deposits as a percentage of total assets increased from 68.2% at December 31, 2014 to 71.0% at September 30, 2015. The increase in deposits as a percentage of total assets is primarily due to the growth in brokered deposits, non-interest-bearing accounts and the maturity of FHLBB advances using the excess liquidity generated by the sale of the indirect auto loans in the first quarter of 2015.

At September 30, 2015, the Company had $213.0 million of brokered deposits compared to $62.0 million at December 31, 2014. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $117.7 million, or 16.6% on an annualized basis, during the nine months ended September 30, 2015. Certificates of deposit have also increased as a percentage of total deposits to 25.7% at September 30, 2015 from 23.9% at December 31, 2014.

During the nine months ended September 30, 2015, core deposits increased $68.8 million, or 3.0% on an annualized basis. However, as a percentage of total deposits, the ratio decreased from 76.1% at December 31, 2014 to 74.3% at September 30, 2015, primarily due to the shift in deposit mix and increase in brokered deposits.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$793,785	19.1%	0.00%	$717,239	18.5%	0.00%
NOW accounts	246,163	5.9%	0.07%	219,811	5.7%	0.08%
Savings accounts	516,877	12.5%	0.20%	513,912	13.2%	0.23%
Money market accounts	1,550,477	37.4%	0.43%	1,534,552	39.5%	0.51%
Total core deposits	3,107,302	74.9%	0.25%	2,985,514	76.9%	0.31%
Certificate of deposit accounts	1,043,418	25.1%	0.90%	900,751	23.1%	0.86%
Total deposits	$4,150,720	100.0%	0.41%	$3,886,265	100.0%	0.44%

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$757,811	18.4%	0.00%	$694,272	18.0%	0.00%
NOW accounts	244,253	5.9%	0.07%	217,168	5.5%	0.08%
Savings accounts	537,606	13.0%	0.20%	515,433	13.4%	0.23%
Money market accounts	1,544,085	37.4%	0.45%	1,523,269	39.5%	0.51%
Total core deposits	3,083,755	74.7%	0.27%	2,950,142	76.4%	0.31%
Certificate of deposit accounts	1,042,111	25.3%	0.88%	909,647	23.6%	0.86%
Total deposits	$4,125,866	100.0%	0.42%	$3,859,789	100.0%	0.44%

The following table sets forth the maturity periods for certificates of deposit of $250,000 or more deposited with the Company at the dates indicated:

	At September 30, 2015		At December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$70,364	0.72%	$81,937	0.66%
Over six months through 12 months	34,495	0.96%	33,602	0.93%
Over 12 months	59,256	1.37%	43,298	1.30%
	$164,115	1.01%	$158,837	0.89%

Borrowed Funds

The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Average balance outstanding	$916,379	$1,082,832	$958,830	$951,846
Maximum amount outstanding at any month-end during the period	960,220	1,132,865	1,094,460	1,132,865
Balance outstanding at end of period	960,220	1,132,865	960,220	1,132,865
Weighted average interest rate for the period	1.61%	1.10%	1.55%	1.17%
Weighted average interest rate at end of period	1.55%	1.30%	1.55%	1.30%

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

FHLBB borrowings decreased $0.2 billion to $0.8 billion at September 30, 2015 from $1.0 billion at December 31, 2014. The decrease in FHLBB borrowings was primarily due to maturities of advances from the FHLBB.

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $11.2 million during the nine months ended September 30, 2015, from $39.6 million at December 31, 2014 to $28.4 million at September 30, 2015, as customers shifted funds into other deposit products.

Subordinated Debentures and Notes

In the third quarter of 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at September 30, 2015	Carrying Amount at December 31, 2014
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	December 26, 2015	$4,717	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	December 17, 2015	$4,577	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,579	$73,524

The above carrying amounts of the acquired subordinated debentures included $0.7 million of accretion adjustments and $1.4 million of capitalized debt issuance costs as of September 30, 2015. This compares to $0.8 million of accretion adjustments and $1.5 million of capitalized debt issuance costs as of December 31, 2014.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2015 or December 31, 2014. The following table summarizes certain information concerning the Company’s interest-rate swaps at September 30, 2015 and at December 31, 2014:

	Interest-Rate Swaps
	At September 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Notional principal amounts	$293,926	$109,362
Fixed weighted average interest rate from the Company to counterparty	4.40%	4.72%
Floating weighted average interest rate from counterparty to the Company	3.64%	3.83%
Weighted average remaining term to maturity (in months)	108	100
Fair value:
Recognized as an asset	$8,113	$2,676
Recognized as a liability	$8,261	$2,714

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $663.5 million at September 30, 2015, a $21.7 million increase compared to $641.8 million at December 31, 2014. The increase primarily reflects net income attributable to the Company of $36.5 million for the nine months ended September 30, 2015, an unrealized gain on securities available-for-sale of $2.8 million (after-tax), an increase of $0.8 million related to stock-based compensation, offset by common stock dividends of $18.6 million paid in that same period.

Stockholders’ equity represented 11.36% of total assets at September 30, 2015, as compared to 11.06% at December 31, 2014. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 9.04% of tangible assets (total assets less goodwill and identified intangible assets, net) at September 30, 2015, as compared to 8.68% at December 31, 2014.

Dividend payout ratios were 49.13% and 51.11% for the three and nine months ended September 30, 2015, respectively. This compared to 50.89% and 55.23% for the three and nine months ended September 30, 2014, respectively.

Results of Operations — Comparison of the Three and Nine-Month Periods Ended September 30, 2015 and September 30, 2014

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

Net Interest Income

Net interest income of $48.6 million for the quarter ended September 30, 2015 increased $1.3 million, or 2.7%, as compared to the third quarter of 2014. This overall increase was the result of an increase in total interest income of $2.1 million, or 3.8%, to $56.7 million for the quarter ended September 30, 2015, offset by an increase in interest expense of $0.8 million, or 11.1%, to $8.1 million for the quarter ended September 30, 2015.

 Net interest income of $144.3 million for the nine months ended September 30, 2015 increased $2.8 million, or 2.0%, as compared to the nine months ended September 30, 2014. This overall increase was a result of an increase in total interest income of $5.8 million, or 3.6%, to $168.5 million for the nine months ended September 30, 2015, offset by an increase in interest expense of $3.0 million, or 14.2%, to $24.2 million for the nine months ended September 30, 2015. Refer to “Results of Operations - Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2015 and September 30, 2014 — Interest Income” and “Results of Operations - Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2015 and September 30, 2014 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin increased to 3.54% in the third quarter of 2015 from 3.53% in the third quarter of 2014. Net interest margin decreased to 3.53% for the nine months ended September 30, 2015 from 3.67% for the nine months ended September 30, 2014. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets increased to 4.16% in the third quarter of 2015 from 4.11% during the third quarter of 2014. The increase is primarily due to an increase in dividends from restricted equity securities and a change in investment mix. The increase in yield on investment securities, as well as an increase in prepayment penalties on loans and leases during the third quarter of 2015, offset the continued pricing pressure in most loan categories and a decrease in accretion on acquired loans and leases. During the third quarter of 2015, the Company benefited from a $0.8 million accretion on acquired loans and leases, which contributed 6 basis points to yields on interest-earning assets, compared to $1.3 million, or 10 basis points, in the third quarter of 2014. In addition, the Company recorded $0.9 million in prepayment penalties, which contributed 7 basis points to yields on interest-earning assets, in the third quarter of 2015, compared to $0.7 million, or 5 basis points, in the third quarter of 2014.

The yield on interest-earning assets decreased to 4.11% for the nine months ended September 30, 2015 from 4.21% for the nine months ended September 30, 2014. While the Company benefited from increased dividends from restricted equity securities, the increase in yield on investment securities was completely offset by pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties. During the nine months ended September 30, 2015, the Company benefited from a $2.8 million accretion on acquired loans and leases, which contributed 7 basis points to yields on interest-earning assets, compared to $7.0 million, or 18 basis points, in the nine months ended September 30, 2014. In addition, the Company recorded $2.4 million in prepayment penalties, which contributed 6 basis points to yields on interest-earning assets, in the nine months ended September 30, 2015, compared to $1.5 million, or 4 basis points, in the nine months ended September 30, 2014.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 4 basis points to 0.63% for the three months ended September 30, 2015 from 0.59% for the three months ended September 30, 2014. The overall cost of funds increased 4 basis points to 0.63% for the nine months ended September 30, 2015 from 0.59% for the nine months ended

September 30, 2014. The increase was driven by the issuance of the $75.0 million subordinated notes in September 2014. Refer to "Financial Condition - Borrowed Funds" above for more details.

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

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months and nine months ended September 30, 2015 and September 30, 2014. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$587,804	$2,904	1.98%	$522,911	$2,312	1.77%
Marketable and restricted equity securities	76,530	1,111	5.81%	74,977	521	2.78%
Short-term investments	36,163	17	0.19%	42,421	15	0.14%
Total investments	700,497	4,032	2.30%	640,309	2,848	1.78%
Commercial real estate loans (2)	2,531,729	26,739	4.22%	2,357,921	25,984	4.37%
Commercial loans and leases (2)	636,756	6,570	4.05%	544,440	5,458	3.94%
Equipment financing (2)	664,010	11,300	6.81%	563,918	9,664	6.84%
Indirect automobile loans (2)	17,872	182	4.05%	371,123	2,929	3.13%
Residential mortgage loans (2)	613,678	5,437	3.54%	570,505	5,087	3.54%
Other consumer loans (2)	315,402	2,707	3.40%	284,206	2,818	3.93%
Total loans and leases	4,779,447	52,935	4.43%	4,692,113	51,940	4.43%
Total interest-earning assets	5,479,944	56,967	4.16%	5,332,422	54,788	4.11%
Allowance for loan and lease losses	(56,833)			(52,423)
Non-interest-earning assets*	367,358			374,793
Total assets*	$5,790,469			$5,654,792

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$246,163	44	0.07%	$219,811	43	0.08%
Savings accounts	516,877	257	0.20%	513,912	299	0.23%
Money market accounts	1,550,477	1,664	0.43%	1,534,552	1,957	0.51%
Certificates of deposit	1,043,418	2,361	0.90%	900,751	1,949	0.86%
Total interest-bearing deposits (3)	3,356,935	4,326	0.51%	3,169,026	4,248	0.53%
Advances from the FHLBB	801,379	2,495	1.22%	1,036,190	2,740	1.03%
Subordinated debentures and notes	82,866	1,251	6.04%	21,257	292	5.49%
Other borrowed funds	32,134	28	0.34%	25,385	12	0.18%
Total borrowed funds	916,379	3,774	1.61%	1,082,832	3,044	1.10%
Total interest-bearing liabilities	4,273,314	8,100	0.75%	4,251,858	7,292	0.68%
Non-interest-bearing liabilities:
Demand checking accounts (3)	793,785			717,239
Other non-interest-bearing liabilities	58,414			48,236
Total liabilities	5,125,513			5,017,333
Brookline Bancorp, Inc. stockholders’ equity*	659,761			633,406
Noncontrolling interest in subsidiary	5,195			4,053
Total liabilities and equity*	$5,790,469			$5,654,792
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		48,867	3.41%		47,496	3.43%
Less adjustment of tax-exempt income		280			172
Net interest income		$48,587			$47,324
Net interest margin (5)			3.54%			3.53%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.41% and 0.43% in the three months ended September 30, 2015 and September 30, 2014, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

(*)
Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$577,967	$8,529	1.97%	$517,091	$6,935	1.79%
Marketable and restricted equity securities	76,218	2,126	3.72%	70,809	1,515	2.85%
Short-term investments	57,197	98	0.23%	41,689	73	0.23%
Total investments	711,382	10,753	2.02%	629,589	8,523	1.80%
Commercial real estate loans (2)	2,504,739	79,375	4.23%	2,291,952	77,081	4.46%
Commercial loans (2)	629,115	19,471	4.09%	507,612	15,397	4.01%
Equipment financing (2)	634,310	32,637	6.86%	543,691	29,856	7.33%
Indirect automobile loans (2)	106,210	2,542	3.20%	376,765	9,225	3.27%
Residential mortgage loans (2)	593,371	16,005	3.60%	545,275	14,814	3.63%
Other consumer loans (2)	307,878	8,373	3.63%	276,466	8,230	3.98%
Total loans and leases	4,775,623	158,403	4.42%	4,541,761	154,603	4.54%
Total interest-earning assets	5,487,005	169,156	4.11%	5,171,350	163,126	4.21%
Allowance for loan and lease losses	(55,536)			(50,785)
Non-interest-earning assets*	370,038			367,824
Total assets*	$5,801,507			$5,488,389

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$244,253	132	0.07%	$217,168	126	0.08%
Savings accounts	537,606	793	0.20%	515,433	905	0.23%
Money market accounts	1,544,085	5,173	0.45%	1,523,269	5,852	0.51%
Certificates of deposit	1,042,111	6,828	0.88%	909,647	5,857	0.86%
Total interest-bearing deposits (3)	3,368,055	12,926	0.51%	3,165,517	12,740	0.54%
Advances from the FHLBB	841,196	7,414	1.16%	911,748	7,873	1.14%
Subordinated debentures and notes	82,826	3,749	6.03%	13,249	490	4.93%
Other borrowed funds	34,808	86	0.33%	26,849	61	0.30%
Total borrowed funds	958,830	11,249	1.55%	951,846	8,424	1.17%
Total interest-bearing liabilities	4,326,885	24,175	0.75%	4,117,363	21,164	0.69%
Non-interest-bearing liabilities:
Demand checking accounts (3)	757,811			694,272
Other non-interest-bearing liabilities	57,328			44,858
Total liabilities	5,142,024			4,856,493
Brookline Bancorp, Inc. stockholders’ equity*	654,596			627,750
Noncontrolling interest in subsidiary	4,887			4,146
Total liabilities and equity*	$5,801,507			$5,488,389
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		144,981	3.36%		141,962	3.52%
Less adjustment of tax-exempt income		694			470
Net interest income		$144,287			$141,492
Net interest margin (5)			3.53%			3.67%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.42% and 0.44% in the nine months ended September 30, 2015 and September 30, 2014, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014
	Increase			Increase
	(Decrease) Due To			(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$303	$289	$592	$860	$734	$1,594
Marketable and restricted equity securities	11	579	590	122	489	611
Short-term investments	(3)	5	2	25	—	25
Total investments	311	873	1,184	1,007	1,223	2,230
Loans and leases:
Commercial real estate loans	1,732	(977)	755	6,544	(4,250)	2,294
Commercial loans and leases	955	157	1,112	3,761	313	4,074
Equipment financing	1,680	(44)	1,636	4,769	(1,988)	2,781
Indirect automobile loans	(3,414)	667	(2,747)	(6,490)	(193)	(6,683)
Residential mortgage loans	350	—	350	1,313	(122)	1,191
Other consumer loans	291	(402)	(111)	897	(754)	143
Total loans and leases	1,594	(599)	995	10,794	(6,994)	3,800
Total change in interest and dividend income	1,905	274	2,179	11,801	(5,771)	6,030

Interest expense
Deposits:
NOW accounts	6	(5)	1	19	(13)	6
Savings accounts	2	(44)	(42)	30	(142)	(112)
Money market accounts	20	(313)	(293)	72	(751)	(679)
Certificates of deposit	318	94	412	837	134	971
Total deposits	346	(268)	78	958	(772)	186
Borrowed funds:
Advances from the FHLBB	(682)	437	(245)	(597)	138	(459)
Subordinated debentures and notes	927	32	959	3,126	133	3,259
Other borrowed funds	4	12	16	19	6	25
Total borrowed funds	249	481	730	2,548	277	2,825
Total change in interest expense	595	213	808	3,506	(495)	3,011
Change in tax-exempt income	108	—	108	224	—	224
Change in net interest income	$1,202	$61	$1,263	$8,071	$(5,276)	$2,795

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$26,739	$25,842	$897	3.5%	$79,374	$76,678	$2,696	3.5%
Commercial loans	6,360	5,431	929	17.1%	18,859	15,342	3,517	22.9%
Equipment financing	11,300	9,663	1,637	16.9%	32,637	29,856	2,781	9.3%
Indirect automobile loans	182	2,929	(2,747)	-93.8%	2,542	9,225	(6,683)	-72.4%
Residential mortgage loans	5,437	5,087	350	6.9%	16,005	14,814	1,191	8.0%
Other consumer loans	2,707	2,817	(110)	-3.9%	8,373	8,229	144	1.7%
Total interest income — loans and leases	$52,725	$51,769	$956	1.8%	$157,790	$154,144	$3,646	2.4%

Interest income from loans and leases was $52.7 million for the three months ended September 30, 2015, resulting in a yield on total loans and leases of 4.43%. This compares to $51.8 million of interest on loans and leases and a yield of 4.43% for the three months ended September 30, 2014. The year-over-year $0.9 million increase in interest income from loans and leases was due to an increase of $1.5 million due to increased origination volume, offset by a decrease of $0.6 million due to changes in rate. Accretion on acquired loans and leases of $0.8 million contributed 6 basis points to net interest margin during the third quarter of 2015, compared to $1.3 million and 10 basis points in the third quarter of 2014.

Interest income from loans and leases was $157.8 million for the nine months ended September 30, 2015, resulting in a yield on total loans and leases of 4.42%. This compares to $154.1 million of interest on loans and leases and a yield of 4.54% for the nine months ended September 30, 2014. The year-over-year increase in interest income from loans and leases was due to an increase of $10.7 million due to increased origination volume, offset by a decrease of $7.0 million due to changes in rate. Accretion on acquired loans and leases of $2.8 million contributed 7 basis points to net interest margin for the nine months ended September 30, 2015, compared to $7.0 million and 18 basis points in the nine months ended September 30, 2014.

Investments

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,866	$2,312	$554	24.0%	$8,480	$6,931	$1,549	22.3%
Marketable and restricted equity securities	1,079	520	559	107.5%	2,094	1,508	586	38.9%
Short-term investments	17	15	2	13.3%	98	73	25	34.2%
Total interest income — investments	$3,962	$2,847	$1,115	39.2%	$10,672	$8,512	$2,160	25.4%

Total investment income was $4.0 million for the three months ended September 30, 2015, compared to $2.8 million for the three months ended September 30, 2014. The yield on investments increased to 2.30% for the quarter ended September 30, 2015 from 1.78% for the quarter ended September 30, 2014. The over $1.1 million year-over-year increase in quarterly interest income on investments was driven by a $0.3 million increase due to volume and a $0.9 million increase due to rates.

Total investment income was $10.7 million for the nine months ended September 30, 2015, compared to $8.5 million for the nine months ended September 30, 2014. The yield on investments increased to 2.02% for the nine months ended

September 30, 2015 from 1.80% for the nine months ended September 30, 2014. The $2.2 million year-over-year increase in interest income on investments was driven by a $1.0 million increase due to volume and a $1.2 million increase due to rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$44	$43	$1	2.3%	$132	$126	$6	4.8%
Savings accounts	257	299	(42)	-14.0%	793	905	(112)	-12.4%
Money market accounts	1,664	1,957	(293)	-15.0%	5,173	5,852	(679)	-11.6%
Certificates of deposit	2,361	1,949	412	21.1%	6,828	5,857	971	16.6%
Total interest expense - deposits	4,326	4,248	78	1.8%	12,926	12,740	186	1.5%
Borrowed funds:
Advances from the FHLBB	2,495	2,740	(245)	-8.9%	7,414	7,873	(459)	-5.8%
Subordinated debentures and notes	1,251	292	959	328.4%	3,749	490	3,259	665.1%
Other borrowed funds	28	12	16	133.3%	86	61	25	41.0%
Total interest expense - borrowed funds	3,774	3,044	730	24.0%	11,249	8,424	2,825	33.5%
Total interest expense	$8,100	$7,292	$808	11.1%	$24,175	$21,164	$3,011	14.2%

Deposits

Interest expense on deposits increased $0.1 million to $4.3 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. Purchase accounting accretion on acquired deposits was minimal for the three months ended September 30, 2015 and September 30, 2014. Accretion had no impact on the Company's net interest margin for the three months ended September 30, 2015 and September 30, 2014.

Interest expense on deposits increased $0.2 million to $12.9 million for the nine months ended September 30, 2015 from $12.7 million for the nine months ended September 30, 2014. Purchase accounting accretion on acquired deposits was minimal for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014. Accretion had no impact on the Company's net interest margin for the nine months ended September 30, 2015 and September 30, 2014.

While interest-bearing deposit balances increased during these periods, the increases in interest expense on deposits due to volume were mostly offset by decreases in interest expense due to deposit offering rates. The cost of total interest-bearing deposits decreased to 0.51% in the three months ended September 30, 2015 from 0.53% during the three months ended September 30, 2014. The cost of total interest-bearing deposits decreased to 0.51% in the nine months ended September 30, 2015 from 0.54% during the nine months ended September 30, 2014.

Borrowed Funds

Interest paid on borrowed funds increased by approximately $0.8 million, or 24.0%, to $3.8 million for the three months ended September 30, 2015 from $3.0 million for the three months ended September 30, 2014. The increase was primarily due to the new subordinated notes issued in September 2014. The cost of borrowed funds increased to 1.61% for the quarter ended September 30, 2015 from 1.10% during the quarter ended September 30, 2014. The increase in interest expense was due to a $0.5 million increase due to higher borrowing rates and an increase in interest expense of $0.2 million due to higher volume. Accretion on acquired borrowed funds of $0.7 million improved the Company’s net interest margin by 5 basis points for the three months ended September 30, 2015. This compared to $0.7 million and 5 basis points for the three months ended September 30, 2014.

Interest paid on borrowed funds increased by $2.8 million, or 33.5%, to $11.2 million for the nine months ended September 30, 2015 from $8.4 million for the nine months ended September 30, 2014. The increase was primarily due to the new subordinated notes issued in September 2014. The overall cost of borrowed funds increased to 1.55% for the nine months ended September 30, 2015 from 1.17% for the nine months ended September 30, 2014. The increase in interest expense was due to a $0.3 million increase due to higher borrowing rates and an increase in interest expense of $2.5 million due to higher volume. Accretion on acquired borrowed funds of $2.1 million improved the Company’s net interest margin by 5 basis points for the nine months ended September 30, 2015. This compared to $2.1 million and 5 basis points for the nine months ended September 30, 2014.

Provision for Credit Losses

The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,845	$2,769	$(924)	-33.4%	$2,017	$6,462	$(4,445)	-68.8%
Commercial	2,009	(1,573)	3,582	-227.7%	6,670	(49)	6,719	N/A
Indirect automobile	57	(16)	73	N/A	(1,667)	(14)	(1,653)	N/A
Consumer	322	728	(406)	-55.8%	1,165	638	527	82.6%
Unallocated	(2,560)	21	(2,581)	N/A	(2,418)	(509)	(1,909)	N/A
Total provision for loan and lease losses	1,673	1,929	(256)	-13.3%	5,767	6,528	(761)	-11.7%
Unfunded credit commitments	82	105	(23)	-21.9%	164	225	(61)	-27.1%
Total provision for credit losses	$1,755	$2,034	$(279)	-13.7%	$5,931	$6,753	$(822)	-12.2%
N/A - percent change not meaningful

The provision for credit losses decreased over $0.2 million, or 13.7%, to $1.8 million for the three months ended September 30, 2015 from $2.0 million for the three months ended September 30, 2014. The decrease in the provision quarter over quarter was due to an increase in specific reserves for one commercial loan relationship and net charge-offs offset by the decrease in the provision due to improved credit characteristics and continued strong credit quality of the portfolio.

The provision for credit losses decreased $0.8 million, or 12.2%, to $5.9 million for the nine months ended September 30, 2015 from $6.7 million for the nine months ended September 30, 2014. The decrease in the provision for credit losses for the nine months ended September 30, 2015 was primarily due to an increase in specific reserves for one commercial loan relationship and net charge-offs offset by the decrease in the provision due to improved credit characteristics and continued strong credit quality of the portfolio, as well as decreased provision for the indirect automobile portfolio as a result of the sale of over 90% of the indirect automobile portfolio in the first quarter of 2015.

See Management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,261	$2,352	$(91)	-3.9%	6,522	6,515	7	0.1%
Loan fees	205	227	(22)	-9.7%	818	724	94	13.0%
Loan level derivative income	900	322	578	179.5%	1,841	384	1,457	379.4%
Loss on sales of investment securities, net	—	—	—	—%	—	(13)	13	-100.0%
Gain on sales of loans and leases held-for-sale	446	564	(118)	-20.9%	1,594	1,283	311	24.2%
(Loss)/gain on sale/disposals of premises and equipment, net	—	(2)	2	-100.0%	—	1,502	(1,502)	-100.0%
Other	972	2,726	(1,754)	-64.3%	3,346	5,244	(1,898)	-36.2%
Total non-interest income	$4,784	$6,189	$(1,405)	-22.7%	$14,121	$15,639	$(1,518)	-9.7%

Total non-interest income decreased $1.4 million, or 22.7%, to $4.8 million for the three months ended September 30, 2015, from $6.2 million for the three months ended September 30, 2014. The decrease is largely due to a net $1.4 million other income recorded during the third quarter of 2014 in relation to an insurance claim for a legal settlement.

Total non-interest income decreased $1.5 million, or 9.7%, to $14.1 million for the nine months ended September 30, 2015, from $15.6 million for the nine months ended September 30, 2014. The decreased is largely due to a net $1.4 million other income recorded during the third quarter of 2014 in relation to an insurance claim for a legal settlement. The increase of $1.5 million in loan level derivative income was completely offset by a $1.5 million decrease in gain on sale/disposals of premises and equipment related to the sale of a building in 2014.

The increase in loan level derivative income in the three months and nine months ended September 30, 2015 is due to the execution of several loan level interest-rate swap agreements in 2015.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$17,875	$18,258	$(383)	-2.1%	$52,484	$53,585	$(1,101)	-2.1%
Occupancy	3,535	3,334	201	6.0%	10,444	10,893	(449)	-4.1%
Equipment and data processing	3,600	4,193	(593)	-14.1%	11,300	12,918	(1,618)	-12.5%
Professional services	984	991	(7)	-0.7%	3,241	4,198	(957)	-22.8%
FDIC insurance	929	873	56	6.4%	2,627	2,580	47	1.8%
Advertising and marketing	878	745	133	17.9%	2,449	2,186	263	12.0%
Amortization of identified intangible assets	725	828	(103)	-12.4%	2,187	2,516	(329)	-13.1%
Other	2,744	2,692	52	1.9%	8,316	7,829	487	6.2%
Total non-interest expense	$31,270	$31,914	$(644)	-2.0%	$93,048	$96,705	$(3,657)	-3.8%

Non-interest expense for the three months ended September 30, 2015 decreased $0.6 million compared to the same period in 2014. The decrease was primarily due to a $0.6 million decrease in equipment and data processing expense.

Non-interest expense for the nine months ended September 30, 2015 decreased $3.7 million compared to the same period in 2014. The decrease was primarily due to a $1.6 million decrease in equipment and data processing expense, a $1.1 million decrease in compensation and employee benefits expense, and a $1.0 million decrease in professional services expense.

The efficiency ratio decreased to 58.59% for the three months ended September 30, 2015 from 59.64% for the three months ended September 30, 2014. This compared to a decrease in the efficiency ratio to 58.74% for the nine months ended September 30, 2015 from 61.54% for the nine months ended September 30, 2014. The efficiency ratio improved in 2015 due to a decrease in non-interest expense and an increase in net interest income as a result of continued efforts to drive revenue growth while controlling expenses.

Equipment and data processing expense for the three months ended September 30, 2015 decreased $0.6 million, or 14.1%, as compared to the same period in 2014, and decreased $1.6 million, or 12.5%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily driven by the decrease of core processing system expenses resulting from the sale of the indirect automobile loan portfolio.

Compensation and employee benefit expense for the nine months ended September 30, 2015 decreased $1.1 million, or 2.1%, as compared to the same period in 2014. The decrease was primarily driven by a decrease in employee headcount and a decrease in a liability related to the supplemental executive retirement plan in 2015.

Professional services expense for the nine months ended September 30, 2015 decreased $1.0 million, or 22.8%, as compared to the same period in 2014. The decrease was largely due to lower audit, tax and legal fees incurred in 2015.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change	2015	2014	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$20,346	$19,565	$781	4.0%	$59,429	$53,673	$5,756	10.7%
Provision for income taxes	6,897	7,163	(266)	-3.7%	21,116	19,700	1,416	7.2%
Net income, before noncontrolling interest in subsidiary	$13,449	$12,402	$1,047	8.4%	$38,313	$33,973	$4,340	12.8%

Effective tax rate	33.9%	36.6%	N/A	-2.7%	35.5%	36.7%	N/A	-1.2%

The Company recorded income tax expense of $6.9 million for the three months ended September 30, 2015, compared to $7.2 million for the three months ended September 30, 2014, representing effective tax rates of 33.9% and 36.6%, respectively. On a year-to-date basis, the Company recorded income tax expense of $21.1 million for the nine months ended September 30, 2015, compared to $19.7 million for the same period of 2014, representing effective tax rates of 35.5% and 36.7%, respectively. The decrease in the effective tax rate in 2015 is primarily attributable to the recent changes in New York State and New York City tax laws, the Company’s investments in municipal bonds, the adoption of ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, and the sale of the indirect automobile loans which resulted in higher state tax apportionment in 2014.

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

Deposits, which are considered the most stable source of liquidity, totaled $4.1 billion at September 30, 2015, and represented 81.2% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.0 billion, or 77.8% of total funding, at December 31, 2014. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.1 billion at September 30, 2015 and represented 74.3% of total deposits, compared to core deposits of $3.0 billion, or 76.1% of total deposits, at December 31, 2014. Additionally, the Company acquired $213.0 million of brokered deposits at September 30, 2015, which represented 5.1% of total deposits compared to $62.0 million or 1.6% of total deposits at December 31, 2014. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $960.2 million at September 30, 2015, representing 18.8% of total funding, compared to $1.1 billion, or 22.2% of total funding, at December 31, 2014. The decrease was due to decreased FHLBB borrowings of $155.1 million using the excess liquidity generated by the sale of the indirect automobile portfolio.

As members of the FHLBB, the Banks have access to both short- and long-term borrowings. At September 30, 2015, the
Company had a $12.0 million committed line of credit with the FHLBB for contingent liquidity. The Banks also have access to funding through retail repurchase agreements, brokered deposits and $119.0 million of uncommitted lines of credit, and may utilize additional sources of funding in the future, including borrowings at the Federal Reserve “discount window,” to supplement its liquidity. At September 30, 2015 and December 31, 2014, the Company’s total borrowing limit from the FHLBB for advances and repurchase agreements was $1.4 billion and $1.5 billion, respectively, based on the level of qualifying collateral available for these borrowings.

In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale with balances between 10% and 30% of total assets. At September 30, 2015, cash, cash equivalents and investment securities available-for-sale totaled $573.8 million, or 9.8% of total assets. This compares to $613.5 million, or 10.6% of total assets, at December 31, 2014.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2015	At December 31, 2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$108,274	$107,179
Commercial	71,064	102,353
Residential mortgage	8,650	20,520
Unadvanced portion of loans and leases	564,323	629,351
Unused lines of credit:
Home equity	271,016	239,240
Other consumer	12,715	10,876
Other commercial	630	728
Unused letters of credit:
Financial standby letters of credit	11,553	16,762
Performance standby letters of credit	402	3,126
Commercial and similar letters of credit	227	50
Back-to-back interest-rate swaps	293,926	109,362

Capital Resources

At September 30, 2015, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. At that date, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action provisions.

The Company’s and the Banks’ actual and required capital amounts and ratios are as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At September 30, 2015:

Brookline Bancorp, Inc.
Common equity tier 1 capital ratio	(1)	522,565	10.61%	221,635	4.50%	N/A	N/A
Tier 1 leverage capital ratio	(2)	536,300	9.49%	226,048	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	536,300	10.88%	295,754	6.00%	N/A	N/A
Total risk-based capital ratio	(4)	667,803	13.55%	394,275	8.00%	N/A	N/A

Brookline Bank
Common equity tier 1 capital ratio	(1)	$365,153	11.76%	$139,727	4.50%	$187,737	6.50%
Tier 1 leverage capital ratio	(2)	370,425	10.83%	136,814	4.00%	171,018	5.00%
Tier 1 risk-based capital ratio	(3)	370,425	11.93%	186,299	6.00%	248,399	8.00%
Total risk-based capital ratio	(4)	406,029	13.08%	248,336	8.00%	310,420	10.00%

BankRI
Common equity tier 1 capital ratio	(1)	$167,159	10.57%	$71,165	4.50%	$98,557	6.50%
Tier 1 leverage capital ratio	(2)	167,159	8.69%	76,943	4.00%	96,179	5.00%
Tier 1 risk-based capital ratio	(3)	167,159	10.57%	94,887	6.00%	126,516	8.00%
Total risk-based capital ratio	(4)	186,799	11.81%	126,536	8.00%	158,170	10.00%

First Ipswich
Common equity tier 1 capital ratio	(1)	$32,193	13.30%	$10,892	4.50%	$15,380	6.50%
Tier 1 leverage capital ratio	(2)	32,193	9.28%	13,876	4.00%	17,345	5.00%
Tier 1 risk-based capital ratio	(3)	32,193	13.30%	14,523	6.00%	19,364	8.00%
Total risk-based capital ratio	(4)	34,870	14.40%	19,372	8.00%	24,215	10.00%

At December 31, 2014:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(2)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(4)	633,421	13.24%	382,732	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(2)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(3)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(4)	373,312	11.90%	250,966	8.00%	313,708	10.00%

BankRI
Tier 1 leverage capital ratio	(2)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(3)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(4)	166,135	11.82%	112,443	8.00%	140,554	10.00%

First Ipswich
Tier 1 leverage capital ratio	(2)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(3)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(4)	32,375	13.40%	19,328	8.00%	24,160	10.00%

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at September 30, 2015 or December 31, 2014. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at September 30, 2015.

As of September 30, 2015, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2015		December 31, 2014
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	4,333	2.3%	1,882	1.0%
Up 200 basis points	3,091	1.6%	1,327	0.7%
Up 100 basis points	1,592	0.8%	693	0.4%
Down 100 basis points	(3,678)	(2.0)%	(2,828)	(1.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 2.3% at September 30, 2015 compared to a positive 1.0% at December 31, 2014. The increase in asset sensitivity was due to the sale of the indirect auto portfolio which was used to paydown maturing FHLBB borrowings.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At September 30, 2015, the Company’s one-year cumulative gap was a negative $263.7 million, or 4.9% of total interest-earning assets, compared with a negative $371.2 million, or 6.9% of total interest-earning assets, at December 31, 2014.

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

EVE at Risk Simulation is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk Simulation, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2015, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At September 30, 2015	At December 31, 2014

Up 300%	3.9%	(2.6)%
Up 200%	2.1%	(2.5)%
Up 100%	1.1%	(1.0)%
Down 100%	(5.1)%	(5.4)%

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014; (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2015 and 2014.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: November 9, 2015	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer and Treasurer
(Principal Financial Officer)