Form 10-K
period 2015-12-31
BROOKLINE BANCORP INC
filed 2016-02-29
CIK 1049782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the Fiscal Year Ended December 31, 2015,
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates, based upon the closing price per share of the registrant's common stock as reported on NASDAQ, was approximately $776.8 million.
As of February 29, 2016, there were 75,744,445 and 70,396,856 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
2015 FORM 10-K

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
Brookline Bank, which includes its wholly-owned subsidiaries, BBS Investment Corp. and Longwood Securities Corp., and its 84.5%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. Brookline Bank was established as a savings bank in 1871 under the name Brookline Savings Bank. The Company was organized in November 1997 for the purpose of acquiring all of the capital stock of Brookline Savings Bank on completion of the reorganization of Brookline Savings Bank from a mutual savings bank into a mutual holding company structure and partial public offering. In 2002, the Company became fully public. In January 2003, Brookline Savings Bank changed its name to Brookline Bank.
On February 28, 2011, the Company acquired First Ipswich Bancorp, the holding company for First Ipswich, headquartered in Ipswich, Massachusetts. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp. , operates 5 full-service banking offices on the north shore of eastern Massachusetts. In June 2012, the First National Bank of Ipswich changed its name to First Ipswich Bank.
On January 1, 2012, the Company acquired Bancorp Rhode Island, Inc., a Rhode Island corporation and holding company for BankRI, headquartered in Providence, Rhode Island. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), and BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 19 full-service banking offices in the greater Providence, Rhode Island area.
As a commercially-focused financial institution with 49 full-service banking offices throughout greater Boston, the north shore of Massachusetts, and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (individually and collectively, the "Banks"), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities including equipment financing are focused primarily in the New York and New Jersey metropolitan area.
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
The loan and lease portfolio grew $172.9 million, or 3.6%, to $5.0 billion as of December 31, 2015 from $4.8 billion as of December 31, 2014. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The $403.8 million increase in the commercial loan portfolios in 2015 was partially offset by a $303.3 million decrease in the indirect automobile portfolio due to the sale in the first quarter of 2015 of more than 90% of the indirect automobile portfolio. The Company's commercial loan portfolios, which totaled $4.0 billion, or 80.8% of total loans and leases, as of December 31, 2015, increased $403.8 million, or 11.1%, from $3.6 billion, or 75.4% of total loans and leases, as of December 31, 2014.
Total deposits increased $347.9 million, or 8.8%, to $4.3 billion as of December 31, 2015 from $4.0 billion as of December 31, 2014. Core deposits, which include demand checking, NOW, money market and savings accounts, increased 6.9% to $3.2 billion as of December 31, 2015. The Company's core deposits decreased as a percentage of total deposits to 74.7% as of December 31, 2015 from 76.1% as of December 31, 2014.
Throughout 2015, the Company added $7.4 million to its allowance for loan and lease losses and experienced net charge-offs of $4.3 million to bring the balance to $56.7 million as of December 31, 2015. The ratio of the allowance for loan and lease losses to total loans and leases was 1.14% as of December 31, 2015 compared to 1.11% as of December 31, 2014. Excluding the loans acquired from BankRI and First Ipswich, the ratio of the allowance for loan and lease losses related to originated loans and leases was 1.20% as of December 31, 2015 and 1.20% as of December 31, 2014 respectively. Nonperforming assets as of December 31, 2015 were $20.7 million, up from $15.2 million at the end of 2014. Nonperforming assets were 0.34% and 0.26% of total assets as of December 31, 2015 and December 31, 2014, respectively. The Company's credit quality compares favorably to its peers, and remains a top priority within the Company.
Net interest income increased in 2015 $5.3 million, or 2.8%, to $194.4 million compared to $189.1 million in 2014. The net interest margin decreased 7 basis points to 3.54% in 2015 from 3.61% in 2014. Net income for 2015 increased $6.5 million, or 15.0%, to $49.8 million from $43.3 million for 2014. Basic and fully diluted earnings per common share ("EPS") increased to $0.71 for 2015 from $0.62 for 2014.
Competition
The Company provides banking alternatives in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan marketplaces, each of which is dominated by several large national banking institutions. Based on total deposits at June 30, 2015, the Company ranks eighteenth in deposit market share among bank holding companies in the Massachusetts market area and fifth in deposit market share among bank holding companies in the Rhode Island market area. The Company faces considerable competition in its market area for all aspects of banking and related service activities. Competition from both bank and non-bank organizations is expected to continue with the Company facing strong competition in generating loans and attracting deposits.
In addition to other commercial banks, the Company's main competition for generating loans includes savings banks, credit unions, mortgage banking companies, insurance companies, and other financial services companies. Competitive factors considered for loan generation include product offerings, interest rates, terms offered, services provided and geographic locations. Lending services for the Company are concentrated in the greater Boston, Massachusetts, and Providence, Rhode

Island, metropolitan areas, eastern Massachusetts, southern New Hampshire, and other Rhode Island areas, while the Company's equipment financing activities are primarily concentrated in the greater New York and New Jersey metropolitan markets.
The Company's primary competitors for attracting deposits are savings banks, commercial banks, credit unions, and other non-depository institutions such as securities and brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include product offerings and rate of return, convenient branch locations and automated teller machines and online access to accounts. Deposit customers are generally in communities where banking offices are located.
Market Area and Credit Risk Concentration
As of December 31, 2015, the Company, through its Banks, operated 49 full-service banking offices in greater Boston, Massachusetts, and greater Providence, Rhode Island. The Banks' deposits are gathered from the general public primarily in the communities in which the banking offices are located. The deposit market in Massachusetts and Rhode Island is highly concentrated. Based on June 30, 2015 FDIC statistics, the five largest banks in Massachusetts have an aggregate market share of approximately 66%, and the three largest banks in Rhode Island have an aggregate deposit market share of approximately 73%. The Banks' lending activities are concentrated primarily in the greater Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas, eastern Massachusetts, southern New Hampshire and other Rhode Island areas. In addition, the Company, through subsidiaries of Brookline Bank and BankRI, conducts equipment financing activities in the greater New York and New Jersey metropolitan area and elsewhere in the United States.
Commercial real estate loans. Multi-family and commercial real estate mortgage loans typically generate higher yields, but also involve greater credit risk. In addition, many of the Banks' borrowers have more than one multi-family or commercial real estate loan outstanding. The Banks manage this credit risk by prudent underwriting: conservative debt service coverage, and LTV ratios at origination, lending to seasoned real estate owners/managers, using reasonable capitalization ratios, cross-collateralizing loans to one borrower when deemed prudent, and limiting the amount and types of construction lending. As of December 31, 2015, the largest commercial real estate relationship in the Company’s portfolio was $57.0 million. Many of the Banks’ commercial real estate customers have other commercial borrowing relationships with the Banks.
Commercial loans and equipment leasing. Brookline Bank and First Ipswich originate commercial loans and leases for working capital and other business-related purposes, and concentrate such lending to companies located primarily in Massachusetts, and, in the case of Eastern Funding, in New York and New Jersey. BankRI originates commercial loans and lines of credit for various business-related purposes, for businesses located primarily in Rhode Island, and engages in equipment financing through its wholly-owned subsidiary, Macrolease, in New York and New Jersey.
Because commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business, the availability of funds for the repayment of commercial and industrial loans may be significantly dependent on the success of the business itself. Further, the collateral securing the loans may be difficult to value, may fluctuate in value based on the success of the business and may deteriorate over time. For this reason, these loans and leases involve greater credit risk. Loans and leases originated by Eastern Funding generally earn higher yields because the borrowers are typically small businesses with limited capital such as laundries, dry cleaners, fitness centers, convenience stores and tow truck operators. The Macrolease equipment financing portfolio is comprised of small- to medium-sized businesses such as fitness centers, restaurants and other commercial equipment. The Banks manage the credit risk inherent in commercial lending by requiring strong debt service coverage ratios; limiting loan-to-value ratios; securing personal guarantees from borrowers; limiting industry concentrations; franchisee concentrations and duration of loan maturities; and employing adjustable rates without interest rate caps. As of December 31, 2015, the largest commercial relationship in the Company’s portfolio was $21.5 million.
Indirect auto loans. As of December 2014, Management ceased the origination of indirect automobile loans. Until December 2014, most of Brookline Bank's indirect automobile loans were originated through automobile dealerships located in Massachusetts, Connecticut, Rhode Island and New Hampshire. In March 2015, the Company made the decision and sold $255.2 million of the indirect automobile portfolio. As of December 31, 2015, the largest indirect automobile loan in Brookline Bank's portfolio was $42.0 thousand. For regulatory purposes, Brookline Bank's indirect automobile loan portfolio is not classified as "subprime lending". Prior to Management's decision to cease originating indirect automobile loans, Brookline Bank had in place policies and procedures for loan underwriting and monitoring. Brookline Bank continues to carefully monitor the remaining indirect auto loan portfolio performance and the effect of economic conditions on consumers and the automobile industry. First Ipswich and BankRI do not engage in indirect automobile lending.
Consumer loans. Retail customers of Brookline Bank and First Ipswich live and work in the Boston metropolitan area and eastern Massachusetts, are financially active and value personalized service and easy branch access. Retail customers of BankRI live and work throughout Rhode Island and value easy branch access, personalized service, and knowledge of local communities. The Banks' consumer loan portfolios, which include residential mortgage loans, home equity loans and lines of credit, and other consumer loans, cater to the borrowing needs of this customer base. Credit risk in these portfolios is managed by limiting loan-to-value ratios at loan origination and by requiring borrowers to demonstrate strong credit histories. As of December 31, 2015, the largest consumer relationship in the Company’s portfolio was $8.3 million.
Economic Conditions and Governmental Policies
Repayment of multi-family and commercial real estate loans is generally dependent on the properties generating sufficient income to cover operating expenses and debt service. Repayment of commercial loans and equipment financing loans and leases generally is dependent on the demand for the borrowers' products or services and the ability of borrowers to compete and operate on a profitable basis. Repayment of residential mortgage loans, home equity loans and indirect automobile loans generally is dependent on the financial well-being of the borrowers and their capacity to service their debt levels. The asset quality of the Company's loan and lease portfolio, therefore, is greatly affected by the economy.
Economic activity in the United States has shown continuous improvement since the latter half of 2009 after slowing significantly as a result of the 2008 financial crisis. According to the Department of Labor, the national unemployment rate peaked at 10.0% in October 2009. In December 2015, the unemployment rate was 5.0% nationally, down from 5.6% at the end of 2014.
The Company's primary geographic footprints are the Boston, Massachusetts, and Providence, Rhode Island, metropolitan areas. According to the Bureau of Labor Statistics, the largest employment sectors in both Massachusetts and Rhode island are, in order: education and health services; business and professional services; and trade; transportation and utilities, a sector that includes wholesale and retail trade. The unemployment rate in Massachusetts decreased to 4.7% in December 2015 from 5.5% in December 2014, slightly lower than the national average. The unemployment rate in Rhode Island decreased to 5.1% in December 2015 from 6.8% in December 2014, slightly higher than the national average.
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
Personnel
As of December 31, 2015, the Company had 675 full-time employees and 43 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.
Access to Information
As a public company, Brookline Bancorp, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). The Company makes available on or through its internet website, www.brooklinebancorp.com, without charge, its annual reports on Form 10-K, proxy, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov . Press releases are also maintained on the Company’s website. Additional information for Brookline Bank, BankRI and First Ipswich can be found at www.brooklinebank.com, www.bankri.com and www.firstipswich.com, respectively. Information on the Company’s and any subsidiary's website is not incorporated by reference into this document and should not be considered part of this Report.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”

Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than for the protection of shareholders of a bank holding company such as the Company.
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
Source of Strength
Pursuant to the BHCA, as amended by the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Banks in the event of the financial distress of the Banks. This provision of the Dodd-Frank Act codifies the longstanding policy of the FRB. This support may be required at times when the bank holding company may not have the resources to provide the additional financial support required by its subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
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
Limitations on Acquisitions of Company Common Stock
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Pursuant to the BHCA, a company is deemed to have control of a bank or bank holding company in a number of ways including: if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the

FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.
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
Deposit Insurance
Deposit obligations of the Banks are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agencies’ evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, issuance of unsecured debt and levels of brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine their actual deposit insurance premiums, each of the Banks computes its base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The Company’s FDIC deposit insurance costs totaled $3.5 million in 2015. The FDIC has the power to adjust the assessment rates at any time.
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
Activities and Investments of Insured State-Chartered Banks
Section 24 of the FDIA generally limits the types of equity investments that FDIC-insured state-chartered banks, such as the Banks, may make and the kinds of activities in which such banks may engage, as a principal, to those that are permissible for national banks. Further, the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits
Section 29 of the FDIA and federal regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with regulatory approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. As of December 31, 2015, none of the Banks had brokered deposits in excess of 10% of total deposits.
The Community Reinvestment Act
The Community Reinvestment Act (“CRA”) requires the FRB to evaluate each of the Banks with regard to their performance in helping to meet the credit needs of the communities each of the Banks serve, including low and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FRB’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Banks or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions. Each Bank has achieved a rating of “Satisfactory” on its most recent CRA examination. Both Massachusetts and Rhode Island have adopted specific community reinvestment requirements which are substantially similar to those of the FRB.
Lending Restrictions
Federal law limits a bank’s authority to extend credit to its directors, executive officers and holders of more than 10% of the Company's common stock, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the disinterested directors of the bank.
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
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk-weights, based primarily on relative risk. Under the FRB's rules, the Company and the Banks are each required to maintain a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Additionally subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engaged in share repurchases.
A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, under the FRB's prompt corrective action rules, a state member bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The FRB also considers: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks. When determining the adequacy of an institution’s capital, this evaluation is a part of the institution’s regular safety and soundness examination. Each of the Banks is currently considered well-capitalized under all regulatory definitions.
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
The Banks are considered “well capitalized” under the FRB's prompt corrective action rules and the Company is considered “well capitalized” under the FRB's rules applicable to bank holding companies.
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
Restrictions on Bank Holding Company Dividends
The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income for the prior year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, the Company's ability to pay dividends will be restricted if it does not maintain the required capital conservation buffer. See “Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.
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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. As of December 31, 2015, there were no such transactions. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. As of December 31, 2015, there were no such transactions.
Consumer Protection Regulation
The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB"), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FRB examines the Banks for compliance with CFPB rules and enforce CFPB rules with respect to the Banks.
Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB’s qualified mortgage rule, (the “QM Rule”), requires creditors, such as the Banks, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling prior to making the loan.
Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Banks must provide their customers with an annual disclosure that explains their policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Banks are prohibited from disclosing such information except as provided in such policies and procedures. If the financial institution only discloses information under exceptions from the GLBA that do not require an opt out to be provided and if there has been no change in the financial institutions privacy policies and practices since its most recent disclosures provide to customers, an annual disclosure is not required to be provided by the financial institution. The GLBA also requires that the Banks develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Banks are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Banks operate, have enacted legislation concerning breaches of data security and the duties of the Banks in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Banks must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Anti-Money Laundering
The Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
Office of Foreign Assets Control (“OFAC”)
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company. As of December 31, 2015, the Company did not have any transactions with sanctioned countries, nationals, and others.
Regulation of Other Activities
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds
The Dodd-Frank Act prohibits banking organizations, such as the Company and the Banks, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Banks and all of their subsidiaries and affiliates.
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
As a highly regulated business, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general, or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector following the 2008 financial crisis. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, or supervisory guidance could affect in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the "Supervision and Regulation" section of Item 1, "Business."
We have become subject to more stringent capital requirements.
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015 we are required to comply with the Final Capital Rule. The Final Capital Rule requires banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital ratio of 6% of risk-weighted assets, a total capital ratio of 8% of risk-weighted assets, and a leverage ratio of 4%.  In addition, in connection with implementing the Final Capital Rule, the FDIC revised its prompt corrective action regulations for state nonmember banks to require a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, subject to a transition period, the Final Capital Rule requires banks and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Banks met these requirements as of December 31, 2015. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital. The Final Capital Rule increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the previous capital treatment of residential mortgages. Under the Final Capital Rule, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could continue to experience a high level of litigation related to our businesses and operations.
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
Weakness in the U.S. economy may adversely affect our business. While in recent years there has been a gradual improvement in the U.S. economy, the outlook remains uncertain amid concerns about short- and long-term interest rates, debt and equity capital markets and financial market conditions generally. A deterioration of business and economic conditions could adversely affect the credit quality of our loans, results of operations and financial condition. Increases in loan delinquencies and default rates could adversely impact our loan charge-offs and provision for loan and lease losses. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings may decrease.
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
We periodically make a determination of an allowance for loan and lease losses based on available information, including, but not limited to, the quality of the loan and lease portfolio as indicated by loan risk ratings, economic conditions, the value of the underlying collateral and the level of nonaccruing and criticized loans and leases. Management relies on its loan officers and credit quality reviews, its experience and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan and lease losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for loan and lease losses are necessary, additional expenses may be incurred.
Determining the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, there are likely to be loans and/or leases in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans and leases that are identified. We have in the past been, and in the future may be, required to increase our allowance for loan and lease losses for any of several reasons. State and federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may request that we increase the allowance for loan and lease losses. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional increases in its allowance for loan and lease losses. Any increases in the allowance for loan and lease losses may result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.
Our loan and lease portfolios include commercial real estate mortgage loans and commercial loans and leases, which are generally riskier than other types of loans.
Our commercial real estate and commercial loan and lease portfolios currently comprise 80.8% of total loans and leases. Commercial loans and leases generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans and leases are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial loans and leases is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower's business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. Because of the risks associated with commercial loans and leases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
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
Market changes may adversely affect demand for our services and impact results of operations.
Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.
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
We are a legal entity that is separate and distinct from the Banks. Our revenue (on a parent company only basis) is derived primarily from dividends paid to us by the Banks. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Banks (including depositors), except to the extent that certain claims of ours in a creditor capacity may be recognized. It is possible, depending upon the financial condition of our subsidiary banks and other factors, that applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If one or more of our subsidiary banks is unable to pay dividends to us, we may not be able to service our debt or pay dividends on our common stock. Further, as a result of the capital conservation buffer requirement of the Final Capital Rule, our ability to pay dividends on our common stock or service our debt could be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock and would adversely affect our business, financial condition, results of operations and prospects. See Item 1, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2015, goodwill and other identifiable intangible assets were $148.5 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for for indicators of impairment of goodwill and other identifiable intangible assets. The Company's Management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2015. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on stockholders' equity and financial results and may cause a decline in our stock price.
Systems failures, interruptions or breaches of security and other cyber security risks could have an adverse effect on our financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, cyber security breaches, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, and services and operations may be interrupted. A security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company’s executive administration offices are located at 131 Clarendon Street, Boston, Massachusetts, which is owned by Brookline Bank, as well as its corporate operations center in Lincoln, Rhode Island, which is owned by BankRI, with other administrative and operations functions performed at several different locations.
Brookline Bank conducts its business from 25 banking offices, 4 of which are owned and 21 of which are leased. Brookline Bank's main banking office is leased and located in Brookline, Massachusetts. Brookline Bank also has 2 remote ATM locations, both of which are leased. Eastern Funding conducts its business from leased premises in New York City, New York and in Melville, New York.
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
Refer to Note 13, "Commitments and Contingencies," to the consolidated financial statements for information regarding the Company's lease commitments as of December 31, 2015.
Item 3.    Legal Proceedings
During the fiscal year ended December 31, 2015, the Company was not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company's financial condition and results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The common stock of the Company is traded on NASDAQ under the symbol BRKL. The approximate number of registered holders of common stock as of February 29, 2016 was 2,021. Market prices for the Company's common stock and dividends paid per quarter during 2015 and 2014 follow.

	Market Prices		Dividend Paid Per Share
	High	Low
2015
First Quarter	$10.05	$9.29	$0.085
Second Quarter	11.54	10.10	0.090
Third Quarter	11.66	10.09	0.090
Fourth Quarter	11.89	10.19	0.090
2014
First Quarter	$9.70	$8.66	$0.085
Second Quarter	9.63	8.83	0.085
Third Quarter	9.51	8.55	0.085
Fourth Quarter	10.15	8.56	0.085
Five-Year Performance Comparison
The following graph compares total shareholder return on the Company's common stock over the last five years with the the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. Index values are as of December 31 of each of the indicated years.

	At December 31,
Index	2010	2011	2012	2013	2014	2015
Brookline Bancorp, Inc.	100.00	113.22	91.41	95.69	111.62	121.67
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $5B-$10B	100.00	108.48	107.66	126.64	195.38	201.25
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
The graph assumes $100 invested on December 31, 2010 in each of the Company's common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Index of Banks with assets between $5 billion and $10 billion. The graph also assumes reinvestment of all dividends.

(b)	Not applicable.

(c)
There were no purchases made during the year ended December 31, 2015 by or on behalf of the Company of the Company's common stock. As of December 31, 2015, the Company was authorized to repurchase $10.0 million of total outstanding shares of the Company's common stock.

Item 6.    Selected Financial Data
The selected financial and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA
Total assets (*)	$6,042,338	$5,800,948	$5,325,651	$5,147,450	$3,299,417
Total loans and leases	4,995,540	4,822,607	4,362,465	4,175,712	2,720,821
Allowance for loan and lease losses	56,739	53,659	48,473	41,152	31,703
Investment securities available-for-sale	513,201	550,761	492,428	481,323	217,431
Goodwill and identified intangible assets	148,523	151,434	154,777	159,400	51,013
Total deposits	4,306,018	3,958,106	3,835,006	3,616,259	2,252,331
Core deposits (1)	3,218,146	3,011,398	2,900,338	2,605,318	1,446,659
Certificates of deposit	1,087,872	946,708	934,668	1,010,941	805,672
Total borrowed funds	983,029	1,126,404	812,555	853,969	506,919
Stockholders' equity (*)	667,485	641,818	614,412	612,013	504,006
Tangible stockholders' equity (*)(**)	518,962	490,384	459,635	452,613	452,993
Nonperforming loans and leases (2)	19,333	13,714	16,501	22,246	7,530
Nonperforming assets (3)	20,676	15,170	18,079	23,737	8,796
EARNINGS DATA
Interest and dividend income	$226,910	$218,482	$206,384	$213,200	$140,535
Interest expense	32,545	29,414	30,166	35,832	30,336
Net interest income	194,365	189,068	176,218	177,368	110,199
Provision for credit losses	7,451	8,477	10,929	15,888	3,631
Non-interest income (*)	20,184	20,180	15,619	18,782	5,715
Non-interest expense (*)	125,377	129,160	122,442	119,858	62,907
Provision for income taxes (*)	29,353	26,286	20,664	22,523	20,581
Net income (*)	49,782	43,288	36,015	36,654	27,800
Operating earnings (**)	49,782	43,288	36,610	40,626	29,102
PER COMMON SHARE DATA
Earnings per share - Basic (*)	$0.71	$0.62	$0.52	$0.53	$0.47
Earnings per share - Diluted (*)	0.71	0.62	0.52	0.53	0.47
Dividends paid per common share	0.36	0.34	0.34	0.34	0.34
Book value per share (end of period) (*)	9.51	9.16	8.79	8.77	8.59
Tangible book value per share (*)(**)	7.39	7.00	6.58	6.49	7.72
Stock price (end of period)	11.50	10.03	9.55	8.50	8.44
PERFORMANCE RATIOS
Net interest margin	3.54%	3.61%	3.64%	3.85%	3.76%
Return on average assets (*)	0.85%	0.78%	0.70%	0.73%	0.91%
Operating return on average assets (*)(**)	0.85%	0.78%	0.71%	0.81%	0.95%
Return on average tangible assets (*)(**)	0.87%	0.80%	0.72%	0.76%	0.92%
Operating return on average tangible assets (*)(**)	0.87%	0.80%	0.73%	0.84%	0.97%
Return on average stockholders' equity (*)	7.57%	6.86%	5.84%	6.04%	5.55%
Operating return on average stockholders' equity (*)(**)	7.57%	6.86%	5.94%	6.69%	5.81%

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Return on average tangible stockholders' equity (*)(**)	9.80%	9.06%	7.84%	8.28%	6.17%
Operating return on average tangible stockholders' equity (*)(**)	9.80%	9.06%	7.97%	9.18%	6.46%
Dividend payout ratio (*)(**)	50.15%	55.16%	66.20%	64.87%	72.20%
Efficiency ratio (4)(*)	58.44%	61.73%	63.83%	61.11%	54.27%
GROWTH RATIOS
Total loan and lease growth (5)	3.59%	10.55%	4.47%	53.47%	20.74%
Organic loan and lease growth (6)	3.59%	10.55%	4.47%	11.73%	11.72%
Total deposit growth (5)	8.79%	3.21%	6.05%	60.56%	24.38%
Organic deposit growth (6)	8.79%	3.21%	6.05%	10.24%	12.66%
ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases	0.09%	0.07%	0.08%	0.16%	0.08%
Nonperforming loans and leases as a percentage of total loans and leases	0.39%	0.28%	0.38%	0.53%	0.28%
Nonperforming assets as a percentage of total assets (*)	0.34%	0.26%	0.34%	0.46%	0.27%
Total allowance for loan and lease losses as a percentage of total loans and leases	1.14%	1.11%	1.11%	0.99%	1.17%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (**)	1.20%	1.20%	1.32%	1.32%	1.26%
CAPITAL RATIOS
Stockholders' equity to total assets (*)	11.05%	11.06%	11.54%	11.89%	15.28%
Tangible equity ratio (*)(**)	8.81%	8.68%	8.89%	9.07%	13.95%
Tier 1 leverage capital ratio	9.37%	9.01%	9.36%	9.44%	14.37%
Tier 1 risk-based capital ratio	10.91%	10.55%	11.01%	10.85%	15.91%
Total risk-based capital ratio	13.54%	13.24%	12.15%	11.83%	17.05%
Common equity Tier 1 capital ratio (***)	10.62%	N/A	N/A	N/A	N/A
_______________________________________________________________________________

(1)	Core deposits consist of demand checking, NOW, money market and savings accounts.

(2)	Nonperforming loans and leases consist of nonaccrual loans and leases.

(3)	Nonperforming assets consist of nonperforming loans and leases, other real estate owned and other repossessed assets.

(4)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income for the period.

(5)	Total growth is calculated by dividing the change in the balance during the period by the balance at the beginning of the period.

(6)
Organic growth is calculated by dividing the change in the balance during the period less the fair value of acquired loan and deposit balances at the date of acquisition by the balance at the beginning of the period.

(*)    Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".
(**)    Refer to Non-GAAP Financial Measures and Reconciliation to GAAP.

(***)
Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Brookline Bancorp, Inc. (the "Company"), a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island ("BankRI") and its subsidiaries; First Ipswich Bank ("First Ipswich") and its subsidiaries; and Brookline Securities Corp.
As a commercially-focused financial institution with 49 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans and investment services, designed to meet the financial needs of small- to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.

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
The Company manages the Banks under uniform strategic objectives, with one set of uniform policies consistently applied by one executive management team. Within this environment, the Company believes that the ability to make customer decisions locally enhances Management's motivation, service levels and, as a consequence, the Company's financial results. As such, while most back-office functions are consolidated at the holding company level, branding and decision-making, including credit decisions and pricing, remain largely local in order to better meet the needs of bank customers and further motivate the Banks’ commercial, business and retail bankers.
The competition for loans and leases and deposits remains intense. While there are signs that the economy has improved in 2015, the Company expects the operating environment in 2016 to remain challenging. The volume of loan and lease originations and loan and lease losses will depend, to a large extent, on how the economy performs. Loan and lease growth and deposit growth are also greatly influenced by the rate-setting actions of the Board of Governors of the Federal Reserve System (“FRB”). The low interest rate environment has had and may continue to have a negative impact on the Company's yields and net interest margin. Conversely, rising rates in the future could cause changes in the mix and volume of the Company's deposits and make it more difficult for certain borrowers to be eligible for new loans or leases or to service their existing debt. The future operating results of the Company will depend on its ability to maintain net interest margin, while minimizing exposure to credit risk, along with increasing sources of non-interest income, while controlling the growth of non-interest or operating expenses.
The Company and the Banks are supervised, examined and regulated by the FRB. As a Massachusetts-chartered savings bank and trust company, respectively, Brookline Bank and First Ipswich are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is also subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation. The Federal Deposit Insurance Corporation ("FDIC") continues to insure each of the Banks’ deposits up to $250,000 per depositor. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF.
The Company’s common stock is traded on the Nasdaq Global Select MarketSM under the symbol “BRKL.”
Executive Overview
Growth
Total assets of $6.0 billion as of December 31, 2015 increased $241.4 million, or 4.2%, from December 31, 2014. The increase was primarily driven by increases in investment securities and loans and leases, partly offset by decreases in cash and cash equivalents.
Total loans and leases of $5.0 billion as of December 31, 2015 increased $172.9 million, or 3.6%, from December 31, 2014. The Company's commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, continued to exhibit growth. The Company's commercial loan portfolios, which totaled $4.0 billion, or 80.8%, of total loans and leases as of December 31, 2015, increased $403.8 million, or 11.1%, from $3.6 billion, or 75.4% of total loans and leases, as of December 31, 2014. The $403.8 million increase in the commercial loan portfolios was partially offset by the $303.3 million decrease in the indirect automobile portfolio in 2015 due to the sale during the first quarter of 2015 of over 90% of the indirect automobile portfolio.
Total deposits of to $4.3 billion as of December 31, 2015 increased $347.9 million, or 8.8%, from $4.0 billion as of December 31, 2014. Core deposits, which include demand checking, NOW, money market and savings accounts, increased to $3.2 billion to 6.9% as of December 31, 2015.
Asset Quality
The ratio of the allowance for loan and lease losses to total loans and leases was 1.14% as of December 31, 2015, compared to 1.11% as of December 31, 2014. The allowance for loan and lease losses related to originated loans and leases as a percentage of the total originated loan and lease portfolio, was 1.20% as of December 31, 2015 and December 31, 2014. The Company continued to employ its historical ALLL methodology and in the third quarter 2014, incorporated a loss emergence period ("LEP") to its ALLL methodology. The LEP incorporates a study of the time period from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the ALLL calculation. During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide further quantification of probable losses in the portfolio. Under this enhanced methodology, Management combined the historical loss histories of the Banks to generate a single set of ratios.
Nonperforming assets as of December 31, 2015 totaled $20.7 million, or 0.34% of total assets, compared to $15.2 million, or 0.26% of total assets, as of December 31, 2014. Net charge-offs for the year ended December 31, 2015 were $4.3 million, or 0.09% of average loans and leases, compared to $3.1 million, or 0.07%, for the year ended December 31, 2014.
Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the Federal Reserve Board's Regulation Y. The Company's common equity tier 1 capital ratio was 10.62% as of December 31, 2015. Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015. The Company's Tier 1 leverage ratio was 9.37% as of December 31, 2015, up from 9.01% as of December 31, 2014. As of December 31, 2015, the Company's Tier 1 risk-based ratio was 10.91% as of December 31, 2015, compared to 10.55% as of December 31, 2014. The Company's Total risk-based ratio was 13.54% as of December 31, 2015, compared to 13.24% as of December 31, 2014. The ratio of stockholders' equity to total assets was 11.05% and 11.06% as of December 31, 2015 and December 31, 2014, respectively. The Company's tangible equity ratio was 8.81% and 8.68% as of December 31, 2015 and December 31, 2014, respectively.
Net Income
For the year ended December 31, 2015, the Company reported net income of $49.8 million, or $0.71 per basic and diluted share, an increase of $6.5 million, or 15.0%, from $43.3 million, or $0.62 per basic and diluted share for the year ended December 31, 2014. The increase in net income is primarily the result of an increase in net interest income of $5.3 million, a decrease in the provision for credit losses of $1.0 million, a decrease in non-interest expense of $3.8 million offset by an increase in provision for income taxes of $3.1 million.
The return on average assets was 0.85% for the year ended December 31, 2015, compared to 0.78% for the year ended December 31, 2014. The return on average stockholders' equity was 7.57% for the year ended December 31, 2015, compared to 6.86% for the year ended December 31, 2014.
The net interest margin was 3.54% for the year ended December 31, 2015 down from 3.61% for the year ended December 31, 2014. The compression in the net interest margin is a result of a decrease in the yield on interest-earning assets by 7 basis points to 4.12% in 2015 from 4.19% in 2014, and an increase of 3 basis points in the Company's overall cost of funds to 0.63% in 2015 from 0.60% in 2014. The decrease in the yield on interest-earning assets was largely due to continued rate pressures on the loan portfolio. The Company continued to experience competitive pressure in all categories in 2015 including the continuation of a low interest-rate environment and the Company's diminishing ability to reduce its costs, all of which contributed to the decline in the net interest margin.  Despite these challenges, the Company’s net interest income increased $5.3 million due to growth in interest earning assets and a shift in the mix of those assets from lower yielding indirect auto loans to higher yielding commercial loans.
Results for 2015 included a $7.5 million provision for credit losses, discussed in the "Allowance for Credit Losses—Allowance for Loan and Lease Losses" section below.

Non-interest income remained consistent at $20.2 million for the year ended December 31, 2015 and December 31, 2014. Several factors contributed to the year over year increase, including an increase of $2.5 million in loan level derivative income, an increase of $0.6 million in gain on sales of loans and leases held-for-sale, offset by a decrease of $1.5 million in gain on sale of premises and equipment, and a decrease of $1.7 million in other non-interest income.
Non-interest expense decreased $3.8 million, to $125.4 million for the year ended December 31, 2015 from $129.2 million for the year ended December 31, 2014. The decrease was largely attributable to a decrease of $2.2 million in equipment and data processing, a decrease of $1.2 million in professional services, and a decrease of $0.5 million in compensation and employee benefit expense.
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
The market values of the Company's investment securities, particularly its fixed-rate securities, are affected by changes in market interest rates as determined by the term structure of risk-free rates and the credit spreads associated with different investment categories. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. On a quarterly basis, the Company reviews and evaluates fair value based on market data obtained from independent sources or, in the absence of active market data, from model-derived valuations based on market assumptions. If the Company deems any decline to be other-than-temporary, the amount of impairment loss recorded in earnings for a debt security is the entire difference between the security's cost and its fair value if the Company intends to sell the debt security prior to recovery or it is more likely than not that the Company will have to sell the debt security prior to recovery. If, however, the Company does not intend to sell the debt security or it concludes that it is more likely than not that the Company will not have to sell the debt security prior to recovery, the credit loss component of an other-than-temporary impairment of a debt security is recognized as a charge to earnings and the remaining portion of the impairment loss is recognized as a reduction in comprehensive income. The credit loss component of an other-than-temporary loss is determined based on the Company's best estimate of cash flows expected to be collected. There were no impairment losses charged to earnings in 2015, 2014 and 2013.
See Note 21, "Fair Value of Financial Instruments" to the consolidated financial statements for additional information on how Management determines the fair value of its financial instruments.
Acquired Loans
Loans that the Company acquired are initially recorded at fair value with no carryover of the related allowance for loan and lease losses. Determining the fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. The Company continues to evaluate the reasonableness of expectations for the timing and the amount of cash to be collected. Subsequent decreases in expected cash flows may result in changes in the amortization or accretion of fair market value adjustments, and in some cases may result in a loan being considered impaired.
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
Goodwill
Goodwill is presumed to have an indefinite useful life and is tested at least annually for impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If fair value exceeds the carrying amount at the time of testing, goodwill is not considered impaired. Quoted market prices in active markets are the best evidence of fair value and are considered to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in valuation techniques could result in materially different evaluations of impairment. In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08 which provides guidance for companies when testing goodwill for impairment. The objective of the ASU is to simplify how entities test goodwill for impairment. Pursuant to the ASU, entities may now assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.
To determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the extent to which each of the adverse events or circumstances identified could affect the comparison of a reporting unit's fair value with its carrying amount.
Pursuant to the ASU, an entity should place more weight on the events and circumstances that have the greatest impact on a reporting unit's fair value or the carrying amount of its net assets; and may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
Qualitative factors that have been assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill: general economic conditions, regulatory environment, share price, real estate values, lending concentrations, interest-rate environment, asset quality, capital, financial performance, integration of acquired companies and conversion to a new data processing system.
The Company has evaluated the qualitative factors discussed above and assessed the effect identified adverse events or circumstances could have, and based on this analysis has concluded there was no indication of goodwill impairment as of December 31, 2015. Further analysis of the Company’s goodwill can be found in Note 9 “Goodwill and Other Intangible Assets” within notes to the consolidated financial statements.
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
Deferred tax assets arise from items that may be claimed as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has been recognized. The Company’s realization of the deferred tax asset depends upon future levels of its taxable income and the existence of prior years' taxable income for which claims for refunds can be carried back. Where necessary, valuation allowances are recorded against those deferred tax assets which a Company has determined will not be realized. Deferred tax liabilities represent items that will require a future tax payment. Deferred tax liabilities generally represent tax expense recognized in the Company's financial statements for which payment has been deferred, or a deduction claimed on the Company's tax return but not yet recognized as an expense in the Company's financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.
Recent Accounting Developments

See Note 1, “Basis of Presentation” within notes to the consolidated financial statements for information regarding recent accounting developments.
Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company's results of operations in accordance with GAAP, Management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures, such as operating earnings metrics, the return on tangible assets or equity, the tangible equity ratio, tangible book value per share, dividend payout ratio and the ratio of the allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases. Management believes that these non-GAAP financial measures provide useful information to investors for understanding the Company's underlying operating performance and trends. These non-GAAP financial measures may also aid investors in facilitating comparisons with the performance assessment of the Company's financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of the Company's capital position.
In light of diversity in presentation among financial institutions, the methodologies used by the Company for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.
Operating Earnings
Operating earnings exclude compensation-related and acquisition-related items from net income. By excluding such items, the Company's results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings are also excluded when calculating the operating return and operating efficiency ratios.
The following table summarizes the Company's operating earnings and operating earnings per share ("EPS") as of the dates indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported*	$49,782	$43,288	$36,015	$36,654	$27,800
Adjustments to arrive at operating earnings:
Compensation-related expenses (1)	—	—	911	—	—
Acquisition-related expenses (2)	—	—	—	5,396	2,201
Total pre-tax adjustments	—	—	911	5,396	2,201
Tax effect:
Compensation-related expenses (1)	—	—	(316)	—	—
Acquisition-related expenses (2)	—	—	—	(1,424)	(899)
Total adjustments, net of tax	—	—	595	3,972	1,302
Operating earnings*	$49,782	$43,288	$36,610	$40,626	$29,102

Earnings per share, as reported*	$0.71	$0.62	$0.52	$0.53	$0.47
Adjustments to arrive at operating earnings per share:
Compensation-related expenses (1)	—	—	0.01	—	—
Acquisition-related expenses (2)	—	—	—	0.06	0.02
Total adjustments per share	—	—	0.01	0.06	0.02
Operating earnings per share*	$0.71	$0.62	$0.53	$0.59	$0.49
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

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

The following table summarizes the Company's operating return on average assets, operating return on average tangible assets, operating return on average stockholders' equity and operating return on average tangible stockholders' equity as of the dates indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Operating earnings (*)	$49,782	$43,288	$36,610	$40,626	$29,102

Average total assets (*)	$5,840,749	$5,556,224	$5,174,232	$4,992,952	$3,062,151
Less: Average goodwill and average identified intangible assets, net	150,020	153,170	157,187	164,301	50,876
Average tangible assets (*)	$5,690,729	$5,403,054	$5,017,045	$4,828,651	$3,011,275

Operating return on average assets (*)	0.85%	0.78%	0.71%	0.81%	0.95%

Operating return on average tangible assets (*)	0.87%	0.80%	0.73%	0.84%	0.97%

Average total stockholders' equity (*)	$657,841	$630,966	$616,473	$606,821	$501,259
Less: Average goodwill and average identified intangible assets, net	150,020	153,170	157,187	164,301	50,876
Average tangible stockholders' equity (*)	$507,821	$477,796	$459,286	$442,520	$450,383

Operating return on average stockholders' equity (*)	7.57%	6.86%	5.94%	6.69%	5.81%

Operating return on average tangible stockholders' equity (*)	9.80%	9.06%	7.97%	9.18%	6.46%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Net income, as reported (*)	$49,782	$43,288	$36,015	$36,654	$27,800

Average total assets (*)	$5,840,749	$5,556,224	$5,174,232	$4,992,952	$3,062,151
Less: Average goodwill and average identified intangible assets, net	150,020	153,170	157,187	164,301	50,876
Average tangible assets (*)	5,690,729	5,403,054	5,017,045	4,828,651	3,011,275

Return on average tangible assets (*)	0.87%	0.80%	0.72%	0.76%	0.92%

Average total stockholders' equity (*)	657,841	630,966	616,473	606,821	501,259
Less: Average goodwill and average identified intangible assets,net	150,020	153,170	157,187	164,301	50,876
Average tangible stockholders' equity (*)	507,821	477,796	459,286	442,520	450,383

Return on average tangible stockholders' equity (*)	9.80%	9.06%	7.84%	8.28%	6.17%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following tables summarize the Company's tangible equity ratio and tangible book value per share as of the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Total stockholders' equity (*)	$667,485	$641,818	$614,412	$612,013	$504,006
Less: Goodwill and identified intangible assets, net	148,523	151,434	154,777	159,400	51,013
Tangible stockholders' equity (*)	$518,962	$490,384	$459,635	$452,613	$452,993

Total assets (*)	$6,042,338	$5,800,948	$5,325,651	$5,147,450	$3,299,417
Less: Goodwill and identified intangible assets, net	148,523	151,434	154,777	159,400	51,013
Tangible assets (*)	$5,893,815	$5,649,514	$5,170,874	$4,988,050	$3,248,404

Tangible equity ratio (*)	8.81%	8.68%	8.89%	9.07%	13.95%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Tangible stockholders' equity (*)	$518,962	$490,384	$459,635	$452,613	$452,993

Common shares issued	75,744,445	75,744,445	75,744,445	75,749,825	64,597,180
Less:
Treasury shares	4,861,554	5,040,571	5,171,985	5,373,733	5,373,733
Unallocated ESOP	213,066	251,382	291,666	333,918	378,215
Unvested restricted stocks	486,035	419,702	409,068	295,055	185,291
Common shares outstanding	70,183,790	70,032,790	69,871,726	69,747,119	58,659,941

Tangible book value per share (*)	$7.39	$7.00	$6.58	$6.49	$7.72
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company's dividend payout ratio:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Dividends paid	$24,967	$23,876	$23,841	$23,777	$20,072

Net income, as reported (*)	$49,782	$43,288	$36,015	$36,654	$27,800

Dividend payout ratio (*)	50.15%	55.16%	66.20%	64.87%	72.20%
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases:

	Year Ended December 31,
	2015	2014	2013	2012	2011

Allowance for loan and lease losses	$56,739	$53,659	$48,473	$41,152	$31,703
Less: Allowance for acquired loan and lease losses	1,752	2,848	1,629	—	—
Allowance for originated loan and lease losses	$54,987	$50,811	$46,844	$41,152	$31,703

Total loans and leases	$4,995,540	$4,822,607	$4,362,465	$4,175,712	$2,720,821
Less: Total acquired loans and leases	422,652	590,654	815,412	1,059,611	198,936
Total originated loan and leases	$4,572,888	$4,231,953	$3,547,053	$3,116,101	$2,521,885

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loan and leases	1.20%	1.20%	1.32%	1.32%	1.26%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loans and leases receivables at the dates indicated:

	At December 31,
	2015		2014		2013		2012		2011
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$1,875,592	37.5%	$1,680,082	34.8%	$1,461,985	33.5%	$1,301,233	31.1%	$748,736	27.5%
Multi-family mortgage	658,480	13.2%	639,706	13.2%	627,933	14.4%	606,533	14.5%	481,459	17.7%
Construction	130,322	2.6%	148,013	3.1%	113,705	2.6%	98,197	2.3%	40,798	1.5%
Total commercial real estate loans	2,664,394	53.3%	2,467,801	51.1%	2,203,623	50.5%	2,005,963	47.9%	1,270,993	46.7%
Commercial loans and leases:
Commercial	592,531	11.9%	514,077	10.7%	407,792	9.3%	382,277	9.1%	150,895	5.5%
Equipment financing	721,890	14.5%	601,424	12.5%	513,024	11.8%	420,991	10.1%	246,118	9.1%
Condominium association	59,875	1.2%	51,593	1.1%	44,794	1.0%	44,187	1.1%	46,953	1.7%
Total commercial loans and leases	1,374,296	27.6%	1,167,094	24.3%	965,610	22.1%	847,455	20.3%	443,966	16.3%
Indirect automobile	13,678	0.3%	316,987	6.6%	400,531	9.2%	542,344	13.0%	573,350	21.1%
Consumer loans:
Residential mortgage	616,449	12.3%	571,920	11.9%	528,185	12.1%	511,109	12.3%	350,213	12.9%
Home equity	314,553	6.3%	287,058	5.9%	257,461	5.9%	261,562	6.3%	76,527	2.8%
Other consumer	12,170	0.2%	11,747	0.2%	7,055	0.2%	7,279	0.2%	5,772	0.2%
Total consumer loans	943,172	18.8%	870,725	18.0%	792,701	18.2%	779,950	18.8%	432,512	15.9%
Total loans and leases	4,995,540	100.0%	4,822,607	100.0%	4,362,465	100.0%	4,175,712	100.0%	2,720,821	100.0%
Allowance for loan and lease losses	(56,739)		(53,659)		(48,473)		(41,152)		(31,703)
Net loans and leases	$4,938,801		$4,768,948		$4,313,992		$4,134,560		$2,689,118
The Company's loan portfolio consists primarily of first mortgage loans secured by commercial, multi-family and residential real estate properties located in the Company's primary lending area, loans to business entities, including commercial lines of credit, loans to condominium associations and loans and leases used to finance equipment used by small businesses. The Company also provides financing for construction and development projects, home equity and other consumer loans.
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

The Company's current policy is that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $35.0 million unless approved by the Board Credit Committee, a committee of the Company's Board of Directors.
As of December 31, 2015, there were two borrowers with aggregated loans outstanding of $35.0 million or greater. The total of those loans was $95.1 million or 1.90% of total loans outstanding as of December 31, 2015.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is comprised of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 53.3% of total loans and leases outstanding as of December 31, 2015.
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
The Company's urban and suburban market area is characterized by a large number of apartment buildings, condominiums and office buildings. As a result, commercial real estate and multi-family mortgage lending has been a significant part of the Company's activities for many years. These types of loans typically generate higher yields, but also involve greater credit risk. Many of the Company's borrowers have more than one multi-family or commercial real estate loan outstanding with the Company.
The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($679.4 million), office buildings ($628.5 million), retail stores ($511.4 million), industrial properties ($299.2 million) and mixed-use properties ($201.5 million) as of December 31, 2015. At that date, over 97% of the commercial real estate loans outstanding were secured by properties located in New England.
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
Commercial Loans
The commercial loan and lease portfolio is comprised of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.6% of total loans outstanding as of December 31, 2015.
The Company provides commercial banking services to companies in its market area. Over 50% of the commercial loans outstanding as of December 31, 2015 were made to borrowers located in New England. Over 17% of the outstanding balances were made to borrowers in New York and New Jersey by the Company's equipment financing divisions. The remaining 50% of the commercial loans outstanding were made to borrowers in other areas in the United States of America. Product offerings include lines of credit, term loans, letters of credit, deposit services and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston ("FHLBB") index.
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
The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning and convenience store equipment. The borrowers are located primarily in the greater New York and New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over their three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.
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
Consumer Loans
The consumer loan portfolio is comprised of residential mortgage loans, home equity loans and lines of credit, other consumer loans, and indirect automobile loans and represented 19.1% of total loans outstanding as of December 31, 2015. The Company focuses its mortgage loans on existing and new customers within its branch networks in its urban and suburban marketplaces in the greater Boston and Providence metropolitan areas. Loans outstanding in the indirect automobile portfolio totaled $13.7 million as of December 31, 2015, down from $317.0 million as of December 31, 2014. In December 2014, the Company ceased the origination of indirect automobile loans and in March 2015 sold $255.2 million of the indirect automobile loan portfolio. As of December 31, 2015, the Company continues to service the remaining portfolio.The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.
In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are generally sold into the secondary market on a servicing-released basis. The Banks act as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.
Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.
Other consumer loans have historically been a modest part of the Company's loan originations. As of December 31, 2015, other consumer loans equaled $12.2 million, or 0.2% of total loans outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of the total of those loans.
Loans to Insiders
Refer to Note 6, “Loans and Leases” within Notes to Consolidated Financial Statements for information regarding loans to insiders.
Loan Maturities and Repricing
The following table shows the contractual maturity and repricing dates of the Company's loans as of December 31, 2015. The table does not include projected prepayments or scheduled principal amortization.

	Amount due at December 31, 2015
	Within One Year	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years to Fifteen Years	More than Fifteen Years	Total after One Year	Total
	(In Thousands)
Commercial real estate	$540,646	$520,253	$637,176	$172,909	$4,608	$1,334,946	$1,875,592
Multi-family mortgage	225,190	198,207	178,979	54,528	1,576	433,290	658,480
Construction	93,165	28,281	4,871	4,005	—	37,157	130,322
Commercial	209,289	100,904	124,785	92,772	64,781	383,242	592,531
Equipment financing	94,057	160,157	328,341	139,335	—	627,833	721,890
Condominium association	5,869	8,517	20,376	25,113	—	54,006	59,875
Indirect automobile	910	6,843	5,882	43	—	12,768	13,678
Residential mortgage	148,059	138,814	180,884	99,930	48,762	468,390	616,449
Home equity	185,043	1,982	3,778	68,032	55,718	129,510	314,553
Other consumer	5,935	380	40	—	5,815	6,235	12,170
Total	$1,508,163	$1,164,338	$1,485,112	$656,667	$181,260	$3,487,377	$4,995,540

The following table sets forth as of December 31, 2015 the dollar amount of loans contractually due or scheduled to reprice after one year and whether such loans have fixed interest rates or adjustable interest rates.

	Due after One Year
	Fixed	Adjustable	Total
	(In Thousands)
Originated:
Commercial real estate	$319,238	$889,551	$1,208,789
Multi-family mortgage	78,352	334,592	412,944
Construction	9,548	27,379	36,927
Commercial	207,081	163,907	370,988
Equipment financing	535,185	84,879	620,064
Condominium association	22,533	31,473	54,006
Indirect automobile	12,768	—	12,768
Residential mortgage	48,197	369,470	417,667
Home equity	26,310	21,232	47,542
Other consumer	471	5,761	6,232
Total originated	$1,259,683	$1,928,244	$3,187,927
Acquired:
Commercial real estate	$43,088	$83,068	$126,156
Multi-family mortgage	11,162	9,184	20,346
Construction	—	230	230
Commercial	6,197	6,058	12,255
Equipment financing	7,768	—	7,768
Residential mortgage	29,915	20,808	50,723
Home equity	37,465	44,504	81,969
Other consumer	3	—	3
Total acquired	$135,598	$163,852	$299,450

Total loans	$1,395,281	$2,092,096	$3,487,377

Asset Quality
Criticized and Classified Assets
The Company's Management rates certain loans and leases as "other assets especially mentioned ("OAEM")", "substandard" or "doubtful" based on criteria established under banking regulations. Refer to Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for more information on the Company's risk rating system. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve Management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of December 31, 2015, the Company had $49.0 million of total assets, including acquired assets, that were designated as criticized. This compares to $71.4 million of assets designated as criticized as of December 31, 2014.
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
Accrual of interest on loans generally is discontinued when contractual payment of principal or interest becomes past due 90 days or, if in Management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six months of performance has been achieved.
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
As of December 31, 2015, the Company had nonperforming assets of $20.7 million, representing 0.34% of total assets, compared to nonperforming assets of $15.2 million, or 0.26% of total assets, as of December 31, 2014.
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
Past Due and Accruing
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
As of December 31, 2015, the Company had loans and leases greater than 90 days past due and accruing of $8.7 million, or 0.17% of total loans and leases, compared to $6.0 million, or 0.12% of total loans and leases, as of December 31, 2014, representing an increase of $2.7 million. The increase was related primarily to one loan which was over 90 days past due and accruing with an outstanding balance of $2.8 million as of December 31, 2015.
The following table sets forth information regarding nonperforming assets as of the dates indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$5,482	$1,009	$1,098	$4,014	$1,608
Multi-family mortgage	291	—	—	4,233	1,380
Construction	—	—	—	—	352
Total commercial real estate loans	5,773	1,009	1,098	8,247	3,340

Commercial	6,264	5,196	6,148	5,454	5
Equipment financing	2,610	3,223	4,115	3,873	1,925
Condominium association	—	—	1	8	15
Total commercial loans and leases	8,874	8,419	10,264	9,335	1,945

Indirect automobile	675	645	259	99	111

Residential mortgage	2,225	1,682	2,875	3,804	1,979
Home equity	1,757	1,918	1,987	716	145
Other consumer	29	41	18	45	10
Total consumer loans	4,011	3,641	4,880	4,565	2,134

Total nonaccrual loans and leases	19,333	13,714	16,501	22,246	7,530

Other real estate owned	729	953	577	903	845
Other repossessed assets	614	503	1,001	588	421
Total nonperforming assets	$20,676	$15,170	$18,079	$23,737	$8,796

Loans and leases past due greater than 90 days and accruing	$8,690	$6,008	$10,913	$17,581	$4,769

Total nonperforming loans and leases as a percentage of total loans and leases	0.39%	0.28%	0.38%	0.53%	0.28%
Total nonperforming assets as a percentage of total assets	0.34%	0.26%	0.34%	0.46%	0.27%
Troubled Debt Restructured Loans and Leases
As of December 31, 2015, restructured loans included $5.6 million of commercial real estate loans, $0.9 million of multi-family mortgage loans, $10.6 million of commercial loans, $2.3 million of equipment financing loans and leases, $2.0 million of residential mortgage loans and $1.5 million of home equity loans. As of December 31, 2014, restructured loans included $8.9 million of commercial real estate loans, $0.9 million of multi-family mortgage loans, $8.4 million of commercial loans,

$2.7 million of equipment financing loans and leases, $2.7 million of residential mortgage loans and $0.9 million of home equity loans. A restructured loan is a loan for which the maturity date was extended, the principal was reduced, and/or the interest rate was modified to drop the required monthly payment to a more manageable amount for the borrower.
The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Troubled debt restructurings:
On accrual	$17,953	$14,815
On nonaccrual	4,965	5,625
Total troubled debt restructurings	$22,918	$20,440

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Year ended December 31,
	2015	2014
	(Dollars in Thousands)
Balance at beginning of period	$20,440	$18,348
Additions	6,873	8,657
Net charge-offs (recoveries)	(135)	(391)
Repayments	(4,260)	(195)
Other reductions (1)	—	(5,979)
Balance at end of period	$22,918	$20,440
(1) Other reductions include transfers to OREO and change in troubled debt restructuring status.
Allowances for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses consists of general and specific allowances and reflects Management's estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors, which includes estimates of incurred losses over an estimated LEP, assigned to each risk rating by type, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss.
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
During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide further quantification of probable losses in the portfolio. Under the enhanced methodology, Management combined the historical loss histories of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar geographic markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, Management believes the combination of the existing nine qualitative factors used at each of the Banks into a single group of nine factors used across the Company is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.

The Company’s December 31, 2015 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2015, this portfolio is approximately $35.8 million. Based on industry conditions, Management established a specific loss factor for this portfolio that best represents the changing risks associated with it.

Based on the refinements to the Company’s allowance methodology discussed above, Management determined that the potential risks anticipated by the unallocated allowance are now incorporated into the qualitative and quantitative components, making the unallocated allowance unnecessary. In prior years, the unallocated allowance was used to recognize the estimated risk associated with the allocated general and specific allowances. It incorporated Management’s evaluation of existing conditions that were not included in the allocated allowance determinations and provided for losses that arise outside of the ordinary course of business.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(3,634)	(1,788)	(582)	—	(6,554)
Recoveries	—	667	1,442	102	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(1,716)	1,422	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739

Total loans and leases	$2,664,394	$1,374,296	$13,678	$943,172	N/A	$4,995,540
Total allowance for loan and lease losses as a percentage of total loans and leases	1.13%	1.60%	1.97%	0.46%	N/A	1.14%

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,163)	(650)	—	(4,450)
Recoveries	4	801	434	158	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(864)	476	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

Total loans and leases	$2,467,801	$1,167,094	$316,987	$870,725	N/A	$4,822,607
Total allowance for loan and lease losses as a percentage of total loans and leases	1.20%	1.37%	0.74%	0.39%	N/A	1.11%

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473

Total loans and leases	$2,203,623	$965,610	$400,531	$792,701	N/A	$4,362,465
Allowance for loan and lease losses as a percentage of total loans and leases	1.04%	1.58%	0.98%	0.43%	N/A	1.11%

	Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703
Charge-offs	—	(5,347)	(2,153)	(592)	—	(8,092)
Recoveries	118	417	969	26	—	1,530
Provision (credit) for loan and lease losses	4,423	9,588	884	1,534	(418)	16,011
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152

Total loans and leases	$2,005,963	$847,455	$542,344	$779,950	N/A	$4,175,712
Allowance for loan and lease losses as a percentage of total loans and leases	1.00%	1.26%	0.98%	0.33%	N/A	0.99%

	Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2010	$12,398	$5,293	$6,952	$1,638	$3,414	$29,695
Charge-offs	(30)	(773)	(2,076)	(12)	—	(2,891)
Recoveries	—	330	605	8	—	943
Provision (credit) for loan and lease losses	3,109	1,147	123	(57)	(366)	3,956
Balance at December 31, 2011	$15,477	$5,997	$5,604	$1,577	$3,048	$31,703

Total loans and leases	$1,270,993	$443,966	$573,350	$432,512	N/A	$2,720,821
Allowance for loan and lease losses as a percentage of total loans and leases	1.22%	1.35%	0.98%	0.36%	N/A	1.17%
The allowance for loan and lease losses was $56.7 million as of December 31, 2015, or 1.14% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $53.7 million, or 1.11% of total loans and leases outstanding, as of December 31, 2014. The increase in the allowance for loan and lease losses and in the allowance for loan and lease losses as a percentage of total loans and leases from December 31, 2014 to December 31, 2015 is due to loan growth of $172.9 million during the year, a specific reserve recorded for a commercial relationship which was downgraded in the first quarter, and an increase in reserves for taxi medallion loans, which were partially offset by the release of reserves related to the sale of the indirect automobile portfolio during the first quarter and a reduction of the reserves for the acquired loan portfolios.
Management believes that the allowance for loan and lease losses as of December 31, 2015 is appropriate based on the facts and circumstances discussed further below.
Commercial Real Estate Loans
The allowance for commercial real estate loan losses was $30.2 million, or 1.13% of total commercial real estate loans outstanding, as of December 31, 2015. This compared to an allowance for commercial real estate loan losses of $29.6 million, or 1.20% of total commercial real estate loans outstanding, as of December 31, 2014. Specific reserves on commercial real estate loans were $2.3 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively. The $0.6 million increase in the allowance for commercial real estate loan losses during 2015 was primarily driven by originated loan growth of $287.2 million, or 13.4% from December 31, 2014 and the deterioration of one relationship in the commercial real estate loan portfolio during the first quarter of 2015, partially offset by the improved credit quality of other commercial real estate loans.
The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans decreased to 1.03% as of December 31, 2015 from 1.81% as of December 31, 2014. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.13% as of December 31, 2015 from 0.05% as of December 31, 2014.
Net charge-offs was $0.6 million, or 0.02% of average commercial real estate loans, for the year ended December 31, 2015. As a percentage of average commercial real estate loans, net charge-offs for the year ended December 31, 2014 was negligible. Provisions for commercial real estate loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Commercial Loans and Leases
The allowance for commercial loan and lease losses was $22.0 million, or 1.60% of total commercial loans and leases outstanding, as of December 31, 2015, compared to $16.0 million, or 1.37% of total commercial loans and leases outstanding, as of December 31, 2014. Specific reserves on commercial loans and leases increased from $1.0 million as of December 31, 2014 to $1.3 million as of December 31, 2015. The $6.1 million increase in the allowance for commercial loans and lease losses during 2015 was primarily driven by originated loan growth of $247.6 million, or 22.5%, and the deterioration of one relationship in the commercial loans and leases portfolio during the first quarter of 2015.
The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 1.57% as of December 31, 2015, compared to 2.28% as of December 31, 2014. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases decreased to 0.46% as of December 31, 2015 from 0.54% as of December 31, 2014.
Net charge-offs increased $1.3 million to $3.0 million, or 0.23% of average commercial loans and leases, for the year ended December 31, 2015, compared with net charge-offs of $1.7 million, or 0.16% of average commercial loans and leases, for the year ended December 31, 2014. Provisions for commercial loans recorded in these periods more than adequately covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Indirect Automobile Loans
The allowance for indirect automobile loan losses was $0.3 million, or 1.97% of total indirect automobile loans outstanding, as of December 31, 2015, compared to $2.3 million, or 0.74% of the indirect automobile portfolio outstanding, as of December 31, 2014. The $2.0 million decrease in the allowance for indirect automobile loan losses was primarily a result of the sale of the majority of the indirect automobile portfolio in the first quarter of 2015. Loans outstanding decreased $303.3 million, or 95.7%, to $13.7 million as of December 31, 2015 from $317.0 million as of December 31, 2014. Based on a review of the credit metrics of the remaining indirect automobile portfolio, and a change in the reserve factor, the allowance ratio increased for the remaining portfolio. There were no loans individually evaluated for impairment in the indirect automobile portfolio as of December 31, 2015 and December 31, 2014.
The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio increased to 45.5% as of December 31, 2015 from 3.1% as of December 31, 2014. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans increased to 4.93% as of December 31, 2015 compared to 0.20% as of December 31, 2014.

Net charge-offs in the indirect automobile portfolio totaled $0.3 million, or 0.36% of average indirect automobile loans, for the year ended December 31, 2015, compared with net charge-offs of $0.7 million, or 0.20% of average indirect automobile loans, for the year ended December 31, 2014. Provisions for indirect automobile loans recorded in these periods covered charge-offs during those periods. See the "Results of Operations—Provision for Credit Losses" section below for additional information.
Consumer Loans
The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.3 million, or 0.46% of total consumer loans outstanding, as of December 31, 2015, compared to $3.4 million, or 0.39% of consumer loans outstanding, as of December 31, 2014. There was nominal reserve for loans individually evaluated for impairment as of December 31, 2015 and 2014. The $0.9 million increase in the allowance for consumer loans during 2015 was primarily driven by originated loan growth of $109.4 million, or 16.4%, from December 31, 2014. The ratio of originated consumer loans on nonaccrual to total originated consumer loans increased to 0.29% as of December 31, 2015 from 0.23% as of December 31, 2014. The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held by the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment and by the amount of payments made by the borrowers. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years and the low level of loan delinquencies as of December 31, 2015. If the local economy weakens, however, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.
Net charge-offs in the consumer loan portfolio totaled $0.5 million, or 0.05% of average consumer loans, for the year ended December 31, 2015, compared with net charge-offs of $0.5 million, or 0.06% of average consumer loans, for the year ended December 31, 2014.
Unallocated Allowance
As a result of the changes to the methodology described above, the reserve for unallocated allowance for loan and lease losses as of December 31, 2015 was reduced to zero, as compared to $2.4 million as of December 31, 2014.
The following tables set forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At December 31,
	2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$21,100	37.3%	37.5%	$20,858	38.9%	34.8%	$14,883	30.7%	33.5%
Multi-family mortgage	6,376	11.2%	13.2%	5,057	9.4%	13.2%	4,890	10.1%	14.4%
Construction	2,675	4.7%	2.6%	3,679	6.9%	3.1%	3,249	6.7%	2.6%
Total commercial real estate loans	30,151	53.2%	53.3%	29,594	55.2%	51.1%	23,022	47.5%	50.5%
Commercial	12,745	22.5%	11.9%	7,463	13.9%	10.7%	6,724	13.9%	9.3%
Equipment financing	8,809	15.5%	14.5%	8,112	15.1%	12.5%	8,161	16.8%	11.8%
Condominium association	464	0.8%	1.2%	382	0.7%	1.1%	335	0.7%	1.0%
Total commercial loans and leases	22,018	38.8%	27.6%	15,957	29.7%	24.3%	15,220	31.4%	22.1%
Indirect automobile	269	0.5%	0.3%	2,331	4.3%	6.6%	3,924	8.1%	9.2%
Residential mortgage	2,069	3.6%	12.3%	1,392	2.6%	11.9%	1,431	3.0%	12.1%
Home equity	2,149	3.8%	6.3%	1,846	3.5%	5.9%	1,324	2.7%	5.9%
Other consumer	83	0.1%	0.2%	121	0.2%	0.2%	620	1.3%	0.2%
Total consumer loans	4,301	7.5%	18.8%	3,359	6.3%	18.0%	3,375	7.0%	18.2%
Unallocated	—	—%	—	2,418	4.5%	—	2,932	6.0%	—
Total	$56,739	100.0%	100.0%	$53,659	100.0%	100.0%	$48,473	100.0%	100.0%

	At December 31,
	2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$12,993	31.6%	31.1%	$9,936	31.3%	27.5%
Multi-family mortgage	4,541	11.0%	14.5%	4,459	14.1%	17.7%
Construction	2,484	6.0%	2.4%	1,082	3.4%	1.5%
Total commercial real estate loans	20,018	48.6%	48.0%	15,477	48.8%	46.7%
Commercial	3,870	9.4%	9.2%	1,505	4.8%	5.5%
Equipment financing	6,454	15.7%	10.1%	4,128	13.0%	9.1%
Condominium association	331	0.8%	1.1%	364	1.1%	1.7%
Total commercial loans and leases	10,655	25.9%	20.4%	5,997	18.9%	16.3%
Indirect automobile	5,304	12.9%	12.9%	5,604	17.7%	21.1%
Residential mortgage	1,516	3.7%	12.2%	828	2.6%	12.9%
Home equity	970	2.4%	6.3%	696	2.2%	2.8%
Other consumer	59	0.1%	0.2%	53	0.2%	0.2%
Total consumer loans	2,545	6.2%	18.7%	1,577	5.0%	15.9%
Unallocated	2,630	6.4%	—	3,048	9.6%	—
Total	$41,152	100.0%	100.0%	$31,703	100.0%	100.0%

Liability for Unfunded Credit Commitments
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million as of December 31, 2015, $1.3 million as of December 31, 2014 and $1.0 million as of December 31, 2013. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain credit unfunded credit commitments.
See the subsections "Comparison of Years Ended December 31, 2015 and December 31, 2014—Provision for Credit Losses" and "Comparison of Years Ended December 31, 2014 and December 31, 2013—Provision for Credit Losses" appearing elsewhere in this report for a discussion of the provision for loan and lease losses and loan and lease charge-offs recognized in the Company's consolidated financial statements during the past three years.
Investment Securities and Restricted Equity Securities
The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company's asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations and regulatory capital requirements.
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
Cash, cash equivalents, and investment securities increased $68.5 million, or 11.2%, to $682.4 million as of December 31, 2015 from $614.0 million as of December 31, 2014. The increase was primarily driven by the sale of the indirect automobile portfolio, offset by growth in the loans and leases portfolio, security portfolio and the maturity of FHLBB advances. Cash, cash equivalents, and investment securities were 11.3% of total assets as of December 31, 2015, compared to 10.6% of total assets at December 31, 2014.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$40,658	$40,627	$22,929	$22,988	$12,138	$12,180
GSE CMOs	198,000	193,816	238,910	234,169	254,331	243,644
GSE MBSs	230,213	229,881	249,329	250,981	202,478	199,401
Private-label CMOs	—	—	—	—	3,258	3,355
SBA commercial loan asset- backed securities	148	147	205	203	245	243
Auction-rate municipal obligations	—	—	—	—	1,900	1,775
Municipal obligations	—	—	—	—	1,068	1,086
Corporate debt obligations	46,160	46,486	39,805	40,207	27,751	28,224
Trust preferred securities and pools	1,466	1,267	1,463	1,240	1,461	1,210
Total debt securities	516,645	512,224	552,641	549,788	504,630	491,118
Marketable equity securities	956	977	947	973	1,259	1,310
Total investment securities available-for-sale	$517,601	$513,201	$553,588	$550,761	$505,889	$492,428
Investment securities held-to-maturity:
GSEs	$34,915	$34,819	$—	$—	$—	$—
GSE MBSs	19,291	18,986	—	—	—	—
Municipal Obligations	39,051	39,390	—	—	—	—
Foreign Government Obligations	500	500	500	500	500	500
Total investment securities held-to-maturity	$93,757	$93,695	$500	$500	$500	$500
Restricted equity securities:
FHLBB stock	$48,890		$58,326		$50,081
FRB stock	16,752		16,003		16,003
Other	475		475		475
Total restricted equity securities	$66,117		$74,804		$66,559
Total investment securities and restricted equity securities primarily consist of investment securities available-for-sale, investment securities held-to-maturity, stock in the FHLBB and stock in the FRB. The total securities portfolio increased $47.0 million, or 7.5% since December 31, 2014. As of December 31, 2015, total securities portfolio was 11.1% of total assets, compared to 10.8% of total assets as of December 31, 2014.
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

Maturities, calls and principal repayments for investment securities available-for-sale and investment securities held-to-maturity totaled $107.4 million for the year ended December 31, 2015 compared to $84.6 million for the same period in 2014. There were no sales of investment securities available-for-sale in 2015, as compared to sales of $5.5 million in investment securities available-for-sale and gains of $0.1 million for 2014. For the year ended December 31, 2015, the Company purchased $63.6 million of investment securities available-for-sale and $102.8 million of investment securities held-to-maturity, compared to $139.9 million of investment securities available-for-sale and $0.5 million of investment securities held-to-maturity in 2014.
As of December 31, 2015, the fair value of all investment securities available-for-sale was $513.2 million and carried a total of $4.4 million of net unrealized losses, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million as of December 31, 2014. As of December 31, 2015, $368.6 million, or 71.8%, of the portfolio, had gross unrealized losses of $6.0 million. This compares to $335.7 million, or 60.9%, of the portfolio with gross unrealized losses of $6.0 million as of December 31, 2014. The Company's unrealized loss position increased in 2015 driven by a higher year over year interest rates and a change in the portfolio mix from shorter duration MBS to longer duration agency debentures and municipal securities.
Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, Management has determined that the securities are not other-than-temporarily impaired as of December 31, 2015. If market conditions for securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 21, “Fair Value of Financial Instruments.”
Investment Securities Available-for-Sale
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2015, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $21.8 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2014.
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
As of December 31, 2015, the Company owned GSE debentures with a total fair value of $40.6 million, which approximated amortized cost. As of December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million, which approximated amortized cost. As of December 31, 2015, seven of the thirteen securities in this portfolio were in unrealized loss positions. As of December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government.

During the year ended December 31, 2015, the Company purchased a total of $24.9 million GSE debentures. This compares to $21.0 million purchased during the same period in 2014.
As of December 31, 2015, the Company owned GSE mortgage-related securities with a total fair value of $423.7 million and a net unrealized loss of $4.5 million. This compares to a total fair value of $485.2 million and a net unrealized loss of $3.1 million as of December 31, 2014. As of December 31, 2015, 101 of the 249 securities in this portfolio were in unrealized loss positions. As of December 31, 2014, 79 of the 250 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2015 and 2014, the Company purchased a total of $29.5 million and $106.9 million, respectively, in GSE CMOs and GSE MBSs.
SBA Commercial Loan Asset-Backed
As of December 31, 2015 and December 31, 2014, the Company owned SBA securities with a total fair value of $0.1 million, which approximated amortized cost. As of December 31, 2015, six of the seven securities in this portfolio were in unrealized loss positions. As of December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
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
Private-Label CMOs
As of December 31, 2015 and 2014, the Company did not own any private-issuer CMO-related securities. All private-label CMOs were sold during the second quarter of 2014.
Auction-Rate Municipal Obligations and Municipal Obligations
As of December 31, 2015 and 2014, the Company did not own any auction-rate municipal obligations and municipal obligations. All auction-rate municipal obligations and municipal obligations were sold during the second quarter of 2014.
Corporate Obligations
From time to time, the Company will invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million as of December 31, 2015. This compares to thirteen corporate obligation securities with a total fair value of $40.2 million and a net unrealized gain of $0.4 million as of December 31, 2014. As of December 31, 2015, two of the fifteen securities in this portfolio was in an unrealized loss position. As of December 31, 2014, one of the thirteen securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound and has not defaulted on scheduled payments, the obligations are rated investment grade and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the year ended December 31, 2015, the Company purchased $9.3 million in corporate obligations compared to $12.0 million in the same period in 2014.
Trust Preferred Securities and PreTSLs

Trust preferred securities represent subordinated debt issued by financial institutions. These securities are sometimes pooled and sold to investors through structured vehicles known as trust preferred pools (“PreTSLs”). When issued, PreTSLs are divided into tranches or segments that establish priority rights to cash flows from the underlying trust preferred securities. As of December 31, 2015 and 2014, the Company owned two trust preferred securities and no PreTSL pools.
Marketable Equity Securities
As of December 31, 2015 and 2014, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. As of December 31, 2015, none of the two securities in this portfolio was in an unrealized loss position. As of December 31, 2014, none of the four securities in this portfolio were in an unrealized loss position.
Investment Securities Held-to-Maturity
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs") including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB"), and the Federal Farm Credit Bank. As of December 31, 2015, the Company owned GSE debentures and GSE MBS with a total fair value of $34.8 million and $19.0 million, respectively.
As of December 31, 2015, the Company owned GSE mortgage-related securities with a total amortized cost of $19.3 million. As of December 31, 2014, the Company did not own any GSE mortgage-related securities. During the year ended December 31, 2015, the Company purchased a total of $42.4 million and $21.3 million, in GSEs and GSE MBSs, respectively. As of December 31, 2015, 16 of the 22 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government.
Municipal Obligations
As of December 31, 2015, the Company owned 72 municipal obligation securities with a total fair value and total amortized cost of $39.4 million and 39.1 million, respectively. As of December 31, 2014, the Company did not own any municipal obligation securities. During the years ended December 31, 2015 and 2014, the Company purchased a total of $39.2 million of municipal obligations. As of December 31, 2015, 15 of the 72 securities in this portfolio were in unrealized loss positions.
Foreign Government Obligations
As of December 31, 2015 and December 31, 2014, the Company owned 1 foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2015 and December 31, 2014, this security was not in an unrealized loss position. During the year ended December 31, 2015, the Company did not purchase any foreign government obligation securities. During the year ended December 31, 2014, the Company purchased $0.5 million of foreign government obligation securities.
Restricted Equity Securities
FHLBB Stock—The Company invests in the stock of the FHLBB as one of the requirements to borrow. The Company maintains an excess balance of capital stock of $4.3 million which allows for additional borrowing capacity at each of the Banks.
As of December 31, 2015, the Company owned stock in the FHLBB with a carrying value of $48.9 million, a decrease of $9.4 million from $58.3 million as of December 31, 2014. As of December 31, 2015, the FHLBB had total assets of $58.1 billion and total capital of $3.0 billion, of which $1.1 billion was retained earnings. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2015 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2015. See Note 5, "Restricted Equity Securities" to the consolidated financial statements for further information about the FHLBB.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston, as a condition of the membership for the Banks in the Federal Reserve System. In 2015, the Company maintained its investment in the stock of the Federal Reserve Bank of Boston to adjust for deposit growth. The FRB is now the primary federal regulator for the Company and the Banks.

Carrying Value, Weighted Average Yields, and Contractual Maturities of Investment and Restricted Equity Securities
The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment and restricted equity securities portfolio at the date indicated.

	Balance at December 31, 2015
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$—	—%	$12,697	1.72%	$27,930	2.30%	$—	—%	$40,627	2.12%
GSE CMOs	—	—	1,895	1.51%	34	5.19%	191,887	1.83%	193,816	1.82%
GSE MBSs	6	0.02%	8,416	3.98%	66,489	1.87%	154,970	2.16%	229,881	2.15%
SBA commercial loan asset- backed securities	—	—	—	—%	130	0.88%	17	0.60%	147	0.85%
Corporate debt obligations	2,997	2.09%	37,241	2.18%	6,248	2.85%	—	—	46,486	2.27%
Trust preferred securities	—	—	—	—	—	—	1,267	1.13%	1,267	1.13%
Total debt securities	$3,003	2.09%	$60,249	2.32%	$100,831	2.05%	$348,141	1.97%	512,224	2.03%
Marketable equity securities									977	1.77%
Total investment securities available-for-sale									$513,201	2.03%
Investment securities held-to-maturity:
GSEs	$—	—	$9,500	2.01%	$25,415	2.28%	$—	—	$34,915	2.21%
GSE MBSs	151	1.82%	—	—	—	—	19,140	1.82%	19,291	1.82%
Municipal Obligations	—	—	14,389	1.19%	24,662	1.70%	—	—	39,051	1.52%
Foreign Government Obligations	500	1.30%	—	—	—	—	—	—	500	1.30%
Total investment securities held-to-maturity	$651	1.42%	$23,889	1.52%	$50,077	2.00%	$19,140	1.82%	$93,757	1.83%
Restricted equity securities:
FHLBB stock									$48,890	2.54%
FRB stock									16,752	6.00%
Other stock									475	—%
Total restricted equity securities									$66,117	3.42%
_______________________________________________________________________________

(1)	Yields have been calculated on a tax-equivalent basis.

Deposits
The following table presents the Company's deposit mix at the dates indicated.

	At December 31,
	2015			2014			2013
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$799,117	18.6%	—%	$726,118	18.3%	—%	$707,023	18.4%	—%
Interest-bearing deposits:
NOW accounts	283,972	6.6%	0.07%	235,063	6.0%	0.07%	210,602	5.5%	0.07%
Savings accounts	540,788	12.6%	0.25%	531,727	13.4%	0.21%	494,734	12.9%	0.25%
Money market accounts	1,594,269	37.0%	0.44%	1,518,490	38.4%	0.52%	1,487,979	38.8%	0.54%
Certificate of deposit accounts	1,087,872	25.3%	0.93%	946,708	23.9%	0.88%	934,668	24.4%	0.91%
Total interest-bearing deposits	3,506,901	81.4%	0.53%	3,231,988	81.7%	0.54%	3,127,983	81.6%	0.57%
Total deposits	$4,306,018	100.0%	0.43%	$3,958,106	100.0%	0.43%	$3,835,006	100.0%	0.47%
The Company seeks to increase its core (non-certificate of deposit) deposits and decrease its loan-to-deposit ratio over time, while continuing to increase deposits as a percentage of total funding sources. The Company's loan-to-deposit ratio decreased to 116.0% as of December 31, 2015, from 121.8% as of December 31, 2014.
Total deposits increased $0.3 billion, or 8.8%, to $4.3 billion as of December 31, 2015, compared to $4.0 billion as of December 31, 2014. Deposits as a percentage of total assets increased from 68.2% as of December 31, 2014 to 71.3% as of December 31, 2015. The increase in deposits as a percentage of total assets is primarily due to the growth in brokered deposits, non-interest-bearing accounts and the maturity of FHLBB advances using the excess liquidity generated by the sale of the indirect auto loans in the first quarter of 2015.
As of December 31, 2015, the Company had $252.3 million of brokered deposits compared to $62.0 million as of December 31, 2014. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $141.2 million, or 14.9%, during 2015. Certificates of deposit have also increased as a percentage of total deposits to 25.3% as of December 31, 2015 from 23.9% as of December 31, 2014.
In 2015, core deposits increased $206.7 million, or 6.9%. The ratio of core deposits to total deposits decreased from 76.1% as of December 31, 2014 to 74.7% as of December 31, 2015, primarily due to the shift in deposit mix and increase in brokered deposits.
The Company's growth in deposits and the shift in the mix of deposits in 2015 and 2014 were due in part to expansion of the Company's cash management services and increased efforts in seeking deposits from existing customer relationships. A rise in interest rates could cause a shift from core deposit accounts to certificate of deposit accounts with longer maturities. Generally, the rates paid on certificates of deposit are higher than those paid on core deposit accounts.
The following table sets forth the distribution of the average balances of the Company's deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are based on daily balances.

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$770,045	18.5%	—%	$700,815	18.1%	—%	$648,852	17.5%	—%
NOW accounts	249,204	6.0%	0.07%	220,377	5.7%	0.08%	205,922	5.6%	0.09%
Savings accounts	532,496	12.8%	0.21%	518,741	13.4%	0.23%	509,436	13.7%	0.25%
Money market accounts	1,560,437	37.5%	0.44%	1,526,915	39.3%	0.51%	1,370,195	37.0%	0.60%
Total core deposits	3,112,182	74.9%	0.26%	2,966,848	76.5%	0.31%	2,734,405	73.8%	0.35%
Certificate of deposit accounts	1,045,328	25.1%	0.78%	911,072	23.5%	0.86%	971,044	26.2%	0.94%
Total deposits	$4,157,510	100.0%	0.44%	$3,877,920	100.0%	0.51%	$3,705,449	100.0%	0.61%
As of December 31, 2015 and 2014, the Company had outstanding certificate of deposit of $250,000 or more, maturing as follows:

	At December 31,
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$67,361	0.67%	$81,937	0.66%
Over six months through 12 months	54,135	1.03%	33,602	0.93%
Over 12 months	46,856	1.52%	43,298	1.30%
Total certificate of deposit of $250,000 or more	$168,352	1.02%	$158,837	0.89%

Borrowed Funds
The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the dates indicated:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$957,437	$994,734	$808,007
Maximum amount outstanding at any month end during the year	1,094,459	1,132,957	838,588
Balance outstanding at end of year	983,029	1,126,404	812,555
Weighted average interest rate for the period	1.55%	1.22%	1.39%
Weighted average interest rate at end of period	1.55%	1.37%	1.36%
Advances from the FHLBB
On a long-term basis, the Company intends to continue to increase its core deposits. The Company also uses FHLBB borrowings and other wholesale borrowing as part of the Company's overall strategy to fund loan growth and manage interest-rate risk and liquidity. The advances are secured by a blanket security agreement which requires the Banks to maintain certain qualifying assets as collateral, principally mortgage loans and securities in an aggregate amount at least equal to outstanding advances. The maximum amount that the FHLBB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLBB. The Company may also borrow from the FRB's "discount window" as necessary.
FHLBB borrowings decreased by $142.2 million to $0.9 billion as of December 31, 2015 from the December 31, 2014 balance of $1.0 billion. The decrease in FHLBB borrowings was primarily due to maturities of advances from the FHLBB.
Repurchase Agreements
The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with Company customers decreased $1.4 million to $38.2 million as of December 31, 2015 from $39.6 million as of December 31, 2014.
Subordinated Debentures and Notes
In connection with the acquisition of Bancorp Rhode Island, Inc., the Company assumed three subordinated debentures issued by a subsidiary of Bancorp Rhode Island, Inc. One of these subordinated debenture in the amount of $3.0 million was called in the first quarter of 2013 due to its high fixed rate.
On September 15, 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029. As of December 31, 2015, the Company capitalized $1.4 million in relation to the issuance of these subordinated notes.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 28, 2016	$4,725	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 17, 2016	$4,589	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,624	$73,524

Derivative Financial Instruments
The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2015 or 2014. The following table summarizes certain information concerning the Company's interest-rate swaps at December 31, 2015 and 2014:

	At December 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Notional principal amounts	$490,632	$109,362
Fixed weighted average interest rate from the Company to counterparty	4.30%	4.72%
Floating weighted average interest rate from counterparty to the Company	2.40%	2.12%
Weighted average remaining term to maturity (in months)	100	100
Fair value:
Recognized as an asset	$8,656	$2,676
Recognized as a liability	$8,781	$2,714
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $667.5 million as of December 31, 2015, representing a $25.7 million increase compared to $641.8 million at December 31, 2014. The increase is due to net income of $49.8 million for the year ended December 31, 2015, which was partially offset by dividends paid by the Company of $25.0 million in 2015.
For the year ended December 31, 2015, the dividend payout ratio was 50.2%, compared to 55.2% for the year ended December 31, 2014. The dividends paid in the fourth quarter of 2015 represented the Company's 67th consecutive quarter of dividend payments. Additionally, the Company increased the quarterly dividend distribution from $0.085 per share to $0.09 per share in the second quarter of 2015.
In 2015, 2014 and 2013, no shares of the Company's common stock were repurchased by the Company. On October 29, 2014, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of fourteen months ending on December 31, 2015. As of December 31, 2015, no shares were repurchased under the stock repurchase program.
On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of twelve months ending on January 31, 2017. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company.
Stockholders' equity represented 11.05% of total assets as of December 31, 2015 and 11.06% of total assets as of December 31, 2014. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 8.81% of tangible assets (total assets less goodwill and identified intangible assets, net) as of December 31, 2015 and 8.68% as of December 31, 2014.
Results of Operations
The primary drivers of the Company's net income are net interest income, which is strongly affected by the net yield on and growth of interest-earning assets and liabilities ("net interest margin"), the quality of the Company's assets, its levels of non-interest income and non-interest expense, and its tax provision.
The Company's net interest income represents the difference between interest income earned on its investments, loans and leases, and its cost of funds. Interest income is dependent on the amount of interest-earning assets outstanding during the period and the yield earned thereon. Cost of funds is a function of the average amount of deposits and borrowed money outstanding during the year and the interest rates paid thereon. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The increases or decreases, as applicably in the components of interest income and interest expense, expressed in terms of fluctuation in average volume and rate, are summarized under "Rate/Volume Analysis" below. Information as to the components of interest income, interest expense and average rates is provided under "Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin" below.
Because the Company's assets and liabilities are not identical in duration and in repricing dates, the differential between the two is vulnerable to changes in market interest rates as well as the overall shape of the yield curve. These vulnerabilities are inherent to the business of banking and are commonly referred to as "interest-rate risk." How interest-rate risk is measured and, once measured, how much interest-rate risk is taken are based on numerous assumptions and other subjective judgments. See the discussion in the "Measuring Interest-Rate Risk" section of Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" below.
The quality of the Company's assets also influences its earnings. Loans and leases that are not paid on a timely basis and exhibit other weaknesses can result in the loss of principal and/or interest income. Additionally, the Company must make timely provisions to the allowance for loan and lease losses based on estimates of probable losses inherent in the loan and lease portfolio. These additions, which are charged against earnings, are necessarily greater when greater probable losses are expected. Further, the Company incurs expenses as a result of resolving troubled assets. These variables reflect the "credit risk" that the Company takes on in the ordinary course of business and are further discussed under "Financial Condition—Asset Quality" above.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the years ended December 31, 2015, 2014 and 2013. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current presentation.

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$583,921	$11,521	1.97%	$518,920	$9,531	1.84%	$476,387	$7,983	1.68%
Marketable and restricted equity securities	73,808	2,793	3.78%	72,151	2,112	2.93%	68,306	1,223	1.79%
Short-term investments	56,520	128	0.23%	45,560	102	0.22%	62,258	111	0.18%
Total investments	714,249	14,442	2.02%	636,631	11,745	1.84%	606,951	9,317	1.54%
Commercial real estate loans (2)	2,529,566	106,447	4.21%	2,324,934	103,324	4.42%	2,091,860	98,245	4.67%
Commercial loans (2)	636,084	26,590	4.13%	522,208	21,341	4.04%	435,184	20,580	4.68%
Equipment financing (2)	650,376	44,468	6.84%	554,240	39,807	7.18%	452,601	31,076	6.87%
Indirect automobile loans (2)	83,218	2,686	3.23%	366,217	11,812	3.23%	475,387	17,355	3.65%
Residential mortgage loans (2)	600,072	21,455	3.58%	551,481	19,957	3.62%	511,348	19,926	3.90%
Other consumer loans (2)	311,855	11,792	3.78%	280,663	11,189	3.98%	263,955	10,624	4.02%
Total loans and leases	4,811,171	213,438	4.44%	4,599,743	207,430	4.51%	4,230,335	197,806	4.68%
Total interest-earning assets	5,525,420	227,880	4.12%	5,236,374	219,175	4.19%	4,837,286	207,123	4.28%
Allowance for loan and lease losses	(55,950)			(51,480)			(44,008)
Non-interest-earning assets	371,279			371,330			380,954
Total assets	$5,840,749			$5,556,224			$5,174,232
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$249,204	179	0.07%	$220,377	171	0.08%	$205,922	173	0.08%
Savings accounts	532,496	1,094	0.21%	518,741	1,197	0.23%	509,436	1,288	0.25%
Money market accounts	1,560,437	6,935	0.44%	1,526,915	7,846	0.51%	1,370,195	8,220	0.60%
Certificate of deposit	1,045,328	9,272	0.78%	911,072	7,846	0.86%	971,044	9,092	0.94%
Total interest-bearing deposits (3)	3,387,465	17,480	0.52%	3,177,105	17,060	0.54%	3,056,597	18,773	0.61%
Advances from the FHLBB	840,123	9,950	1.17%	935,400	10,535	1.11%	759,640	10,886	1.43%
Subordinated debentures and notes	82,846	5,001	6.04%	30,766	1,740	5.66%	9,548	439	4.60%
Other borrowed funds	34,468	114	0.33%	28,568	79	0.28%	38,819	68	0.18%
Total borrowed funds	957,437	15,065	1.55%	994,734	12,354	1.22%	808,007	11,393	1.39%
Total interest-bearing liabilities	4,344,902	32,545	0.75%	4,171,839	29,414	0.71%	3,864,604	30,166	0.78%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	770,045			700,815			648,852
Other non-interest-bearing liabilities	62,914			48,378			40,574
Total liabilities	5,177,861			4,921,032			4,554,030
Brookline Bancorp, Inc. stockholders' equity	657,841			630,966			616,473
Noncontrolling interest in subsidiary	5,047			4,226			3,729
Total liabilities and equity	$5,840,749			$5,556,224			$5,174,232
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		195,335	3.37%		189,761	3.48%		176,957	3.50%
Less adjustment of tax-exempt income		970			693			739
Net interest income		$194,365			$189,068			$176,218
Net interest margin (5)			3.54%			3.61%			3.64%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.42%, 0.44% and 0.51% in the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

See "Comparison of Years Ended December 31, 2015 and December 31, 2014" and "Comparison of Years Ended December 31, 2014 and December 31, 2013" below for a discussion of average assets and liabilities, net interest income, interest-rate spread and net interest margin.
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

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$1,196	$794	1,990	$749	$799	$1,548
Marketable and restricted equity securities	49	632	681	72	817	889
Short-term investments	24	2	26	(32)	23	(9)
Total investments	1,269	1,428	2,697	789	1,639	2,428
Loans and leases:
Commercial real estate loans	9,045	(5,922)	3,123	10,458	(5,379)	5,079
Commercial loans and leases	4,601	648	5,249	3,752	(2,991)	761
Equipment financing	6,903	(2,242)	4,661	7,255	1,476	8,731
Indirect automobile loans	(9,141)	15	(9,126)	(3,691)	(1,852)	(5,543)
Residential mortgage loans	1,759	(261)	1,498	1,502	(1,471)	31
Other consumer loans	1,241	(638)	603	677	(112)	565
Total loans	14,408	(8,400)	6,008	19,953	(10,329)	9,624
Total change in interest and dividend income	15,677	(6,972)	8,705	20,742	(8,690)	12,052
Interest expense:
Deposits:
NOW accounts	23	(15)	8	8	(10)	(2)
Savings accounts	32	(135)	(103)	24	(115)	(91)
Money market accounts	171	(1,082)	(911)	905	(1,279)	(374)
Certificate of deposit	724	702	1,426	(537)	(709)	(1,246)
Total deposits	950	(530)	420	400	(2,113)	(1,713)
Borrowed funds:
Advances from the FHLBB	(1,058)	473	(585)	2,293	(2,644)	(351)
Subordinated debentures and notes	2,948	313	3,261	1,179	122	1,301
Other borrowed funds	17	18	35	(21)	32	11
Total borrowed funds	1,907	804	2,711	3,451	(2,490)	961
Total change in interest expense	2,857	274	3,131	3,851	(4,603)	(752)
Change in tax-exempt income	—	(277)	(277)	—	46	46
Change in net interest income	$12,820	$(7,523)	$5,297	$16,891	$(4,041)	$12,850
See "Comparison of Years Ended December 31, 2015 and December 31, 2014" and "Comparison of Years Ended December 31, 2014 and December 31, 2013" below for a discussion of changes in interest income, interest-rate spread and net interest margin resulting from changes in rates and volumes.

Comparison of Years Ended December 31, 2015 and December 31, 2014
Net Interest Income
Net interest income increased $5.3 million to $194.4 million for the year ended December 31, 2015 from $189.1 million for the year ended December 31, 2014. The increase year over year reflects a $5.8 million increase in interest income on loans and leases, a $1.9 million increase in interest income on debt securities, offset by a $3.1 million increase in interest expense on deposit and borrowings, which is reflective of the various portfolios repricing and replacing balances into the current low interest rate environment.
Net interest margin decreased by 7 basis points, to 3.54% in 2015 from 3.61% in 2014. Competitive pressures on loan pricing resulted in decreases in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) to 4.44% for the year ended December 31, 2015 from 4.51% for the year ended December 31, 2014. Interest amortization and accretion on acquired loans totaled $4.5 million and contributed 9 basis points to 2015 loan yields, compared to $8.4 million and 16 basis points in 2014. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.
The yield on interest-earning assets decreased to 4.12% for the year ended December 31, 2015 from 4.19% for the year ended December 31, 2014. This decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by an increase in prepayment penalties and late charges. During the year ended December 31, 2015, the Company recorded $3.2 million in prepayment penalties and late charges, which contributed 6 basis points to yields on interest-earning assets, in the year ended December 31, 2015, compared to $2.2 million, or 4 basis points, for the year ended December 31, 2014.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 4 basis points to 0.75% for the year ended December 31, 2015 from 0.71% for the year ended December 31, 2014. The increase was primarily driven by the issuance of the $75.0 million subordinated notes in September 2014. Refer to "Financial Condition - Borrowed Funds" above for more details.
Future net interest income, net interest spread and net interest margin may continue to be negatively affected by a number of factors including: the low interest-rate environment, ongoing pricing pressures in both loan and deposit portfolios, the ability of the Company to increase its core deposit ratio, the ability of the Company to increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances. It may also be negatively affected by changes in the amount of purchase accounting accretion and amortization included in interest income and interest expense.
Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$106,447	$102,852	$3,595	3.5%
Commercial loans	25,756	21,164	4,592	21.7%
Equipment financing	44,468	39,807	4,661	11.7%
Indirect automobile loans	2,686	11,812	(9,126)	(77.3)%
Residential mortgage loans	21,455	19,957	1,498	7.5%
Other consumer loans	11,792	11,189	603	5.4%
Total interest income—loans and leases	$212,604	$206,781	$5,823	2.8%
Interest income from loans and leases was $212.6 million for 2015, and represented a yield on total loans of 4.44%. This compares to $206.8 million of interest on loans and a yield of 4.51% for 2014. This $5.8 million increase in interest income from loans and leases was attributable to an increase of $14.4 million of increased origination volume, which was offset by a decrease of $8.4 million due to the changes in interest rates. The $9.1 million decrease in interest income from the indirect automobile portfolio was the result of the sale of most of the portfolio in the first quarter of 2015 and Management's decision to cease origination indirect automobile loans in December 31, 2014.

Accretion on acquired loans and leases of $4.5 million contributed 9 basis points to the Company's net interest margin for the year ended December 31, 2015, compared to 8.4 million and 16 basis points for the year ended December 31, 2014. This decrease was due to a reforecast of certain acquired loans in the equipment financing portfolio, improved credit quality and expected cash flows on certain acquired commercial real estate loans and leases as well as higher amount of loan payoffs during 2014.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$11,416	$9,527	$1,889	19.8%
Marketable and restricted equity securities	2,762	2,072	690	33.3%
Short-term investments	128	102	26	25.5%
Total interest income—investments	$14,306	$11,701	$2,605	22.3%
Total investment income was $14.3 million for the year ended December 31, 2015 compared to $11.7 million for the year ended December 31, 2014. As of December 31, 2015, the yield on total investments was 2.02% as compared to 1.84% as of December 31, 2014. This year over year increase in total investment income of $2.6 million, or 22.3%, was driven by a $1.3 million increase due to rates and a $1.4 million increase due to volume. In 2015, the yield on total investments was 2.02% as compared to 1.84% in 2014.
Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$179	$171	$8	4.7%
Savings accounts	1,094	1,197	(103)	(8.6)%
Money market accounts	6,935	7,846	(911)	(11.6)%
Certificate of deposit	9,272	7,846	1,426	18.2%
Total interest expense—deposits	17,480	17,060	420	2.5%
Borrowed funds:
Advances from the FHLBB	9,950	10,535	(585)	(5.6)%
Subordinated debentures and notes	5,001	1,740	3,261	187.4%
Other borrowed funds	114	79	35	44.3%
Total interest expense—borrowed funds	15,065	12,354	2,711	21.9%
Total interest expense	$32,545	$29,414	$3,131	10.6%
Deposits
Except for certificate of deposits, ongoing declines in the interest rates paid on deposits contributed to reductions in the Company’s overall cost of deposits.
In 2015, interest paid on deposits increased $0.4 million, or 2.5%, as compared to 2014. Interest expense increased $1.0 million due to the growth in deposits, offset by a $0.5 million decrease in deposit-related interest expense driven by a decrease in interest rates. Purchase accounting accretion on acquired deposits was $0.2 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. Purchase accounting accretion did not impact the Company's net interest margin in either year.

Borrowed Funds
As of December 31, 2015 the Company's borrowed funds include: $0.9 billion in FHLBB advances, $82.9 million in subordinated debentures and notes, and $38.2 million in other borrowed funds. In 2015, the average balance of FHLBB advances decreased $95.3 million, or 10.2%, while the average balance of subordinated debentures and notes increased $52.1 million, or 169.3%. Other borrowed funds, which include repurchase agreements, increased $5.9 million, or 20.7% for the year ended December 31, 2015.
During the year ended December 31, 2015, interest paid on borrowed funds increased $2.7 million, or 21.9% year over year, primarily driven by liabilities on subordinated notes issued during the third quarter of 2014. The cost of borrowed funds was 1.55% for the year ended December 31, 2015 as compared to 1.22% for the year ended December 31, 2014. This change was driven by an increase of $0.8 million due to borrowing rates and an increase of $1.9 million in interest expense due to volume. For the years ended December 31, 2015 and 2014, the purchase accounting accretion on acquired borrowed funds was $2.8 million which contributed 5 basis points to the Company's net interest margin in both years.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Originated		Acquired		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014
	(In Thousands)
Provision for loan and lease losses:
Commercial real estate	$1,459	$5,009	$(352)	$1,689	$1,107	$6,698
Commercial	9,077	2,030	(49)	413	9,028	2,443
Indirect automobile	(1,716)	(864)	—	—	(1,716)	(864)
Consumer	953	417	469	59	1,422	476
Unallocated	(2,418)	(514)	—	—	(2,418)	(514)
Total provision for loan and lease losses	7,355	6,078	68	2,161	7,423	8,239
Unfunded credit commitments	28	238	—	—	28	238
Total provision for credit losses	$7,383	$6,316	$68	$2,161	$7,451	$8,477

For the year ended December 31, 2015, the provision for credit losses decreased $1.0 million, or 12.1%, to $7.5 million from $8.5 million for the year ended December 31, 2014. The decrease in the provision for credit losses for the year ended December 31, 2015 was primarily driven by a decrease in the provision related to improved credit characteristics and the continued strong credit quality of the portfolio, as well as a decrease in the provision for the indirect automobile portfolio related to the sale of most of the indirect automobile portfolio in the first quarter of 2015, all of which were partially offset by an increase in the specific reserves for one commercial loan relationship and increases in the reserves for taxi medallion loans as well as net charge offs. See Management's discussion in "Allowances for Credit Losses-Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how Management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million as of December 31, 2015 and December 31, 2014 respectively. For the year ended December 31, 2015, the provision for unfunded credit commitments decreased by $0.2 million related to changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2015 and 2014.

Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Deposit fees	$8,730	$8,692	$38	0.4%
Loan fees	1,186	1,010	176	17.4%
Loan level derivative income, net	3,397	946	2,451	259.1%
Gain on sales of loans and leases held-for-sale	2,208	1,651	557	33.7%
Gain on sales of investment securities, net	—	65	(65)	(100.0)%
Gain on sale/disposals of premises and equipment, net	—	1,502	(1,502)	(100.0)%
Other	4,663	6,314	(1,651)	(26.1)%
Total non-interest income	$20,184	$20,180	$4	—%
Total non-interest income remained consistent at $20.2 million for the years ended December 31, 2015 and 2014.
Loan level derivative income, net increased $2.5 million for the year ended December 31, 2015 primarily driven by new loan level interest rate swap agreements completed in the year.
Gain on sale/disposals of premises and equipment decreased $1.5 million for the year ended December 31, 2015 primarily due to the sale of a building in 2014 which resulted in a gain of $1.6 million.
Other income decreased $1.7 million for the year ended December 31, 2015 primarily driven by a $1.4 million legal settlement the Company received from an insurance carrier in relation to litigation in 2014.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Compensation and employee benefits	$71,272	$71,801	$(529)	(0.7)%
Occupancy	13,926	14,294	(368)	(2.6)%
Equipment and data processing	14,837	17,020	(2,183)	(12.8)%
Professional services	4,192	5,357	(1,165)	(21.7)%
FDIC insurance	3,510	3,362	148	4.4%
Advertising and marketing	3,352	3,058	294	9.6%
Amortization of identified intangible assets	2,911	3,343	(432)	(12.9)%
Other	11,377	10,925	452	4.1%
Total non-interest expense	$125,377	$129,160	$(3,783)	(2.9)%
For the year ended December 31, 2015, non-interest expense decreased $3.8 million, or 2.9%, to $125.4 million as compared to the same period in 2014. This decrease is primarily due to a $2.2 million decrease in equipment and data processing expense, a $1.2 million decrease in professional service expense, and a $0.5 million decrease in compensation and employee benefits expense.
The efficiency ratio decreased to 58.44% for the year ended December 31, 2015 from 61.73% for the year ended December 31, 2014. The efficiency ratio improved in 2015 due to a decrease in non-interest expense and an increase in net interest income as a result of continued efforts to drive revenue growth while controlling expenses.

Equipment and data processing expense for the year ended December 31, 2015 decreased $2.2 million compared to the same period in 2014. This decrease was primarily driven by the decrease of core processing system expenses resulting from the sale of the indirect automobile loan portfolio in the first quarter of 2015.
Expenses related to Professional Services for the year ended December 31, 2015 decreased $1.2 million compared to the same period in 2014. The decrease was largely due to lower audit, tax and legal fees incurred in 2015.
Compensation and employee benefits expense for the year ended December 31, 2015 decreased $0.5 million compared to the same period in 2014. The decrease was primarily driven by a decrease in the Company's liability related to a supplemental executive retirement plan and a decrease in employee headcount in 2015.
Provision for Income Taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014
	(Dollars in Thousands)
Income before provision for income taxes	$81,721	$71,611	$10,110	14.1%
Provision for income taxes	29,353	26,286	3,067	11.7%
Net income, before non-controlling interest in subsidiary	$52,368	$45,325	$7,043	15.5%
Effective tax rate *	35.9%	36.7%	N/A	(2.1)%

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.
The Company recorded income tax expense of $29.4 million for 2015, compared to $26.3 million for 2014. This represents a total effective tax rates of 35.9% and 36.7% for 2015 and 2014, respectively. The decrease in the Company's effective tax rate from 2014 was primarily driven by investments in municipal bonds and the formation of a new security corporation in Massachusetts.
Comparison of Years Ended December 31, 2014 and December 31, 2013
Net Interest Income
For the year ended December 31, 2014, net interest income increased $12.9 million to $189.1 million from $176.2 million for the year ended December 31, 2013. The year over year increase reflects a $9.7 million increase in interest income on loans and leases, a $1.6 million increase in interest income on debt securities, and lower interest expense on deposits and borrowings of $0.8 million which is reflective of the various portfolios repricing and replacing balances in the current low interest rate environment.
Net interest margin decreased by 3 basis points to 3.61% in 2014 from 3.64% in 2013. Competitive pressures on loan pricing resulted in a decrease in the Company's weighted average interest rate on loans (prior to purchase accounting adjustments) to 4.49% for the year ended December 31, 2014 from 4.66% for the year ended December 31, 2013. Interest amortization and accretion on acquired loans totaled $8.4 million and contributed 16 basis points to loan yields in 2014, compared to $4.7 million and 10 basis points in 2013, primarily due to changes in expected cash flows.
The decrease in asset yields in 2014 was offset by a decrease in the total cost of interest-bearing liabilities of 7 basis points, the Company's total cost of interest-bearing liabilities was 0.71% in 2014 compared to 0.78% in 2013. The decrease in the cost of interest-bearing liabilities was driven by a reduction in replacement rates on FHLB borrowings and the interest rates provided for certain deposit products. The cost of interest-bearing deposits decreased 8 basis points to 0.54% in 2014 from 0.62% in 2013 as customers continued to shift funds from certificates of deposits to non-maturity deposit products. For the year ended December 31, 2014, interest amortization and accretion on purchase accounting marks on borrowed funds and certificates of deposits totaled $3.1 million and contributed 5 basis points to the 2014 net interest margin compared to $3.8 million and 8 basis points in 2013.
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

Interest Income—Loans and Leases

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Interest income—loans:
Commercial real estate loans	$102,852	$97,550	$5,302	5.4%
Commercial loans	21,164	20,567	597	2.9%
Equipment financing	39,807	31,076	8,731	28.1%
Indirect automobile loans	11,812	17,355	(5,543)	(31.9)%
Residential mortgage loans	19,957	19,926	31	0.2%
Other consumer loans	11,189	10,624	565	5.3%
Total interest income—loans	$206,781	$197,098	$9,683	4.9%

Except for equipment financing, declines in the yields on all portfolios reflect the high rate of loan refinancings in a low rate environment and the intense pricing competition which affected the Company’s lending markets.
For the year ended December 31, 2014, interest income from loans and leases was $206.8 million , and represented a yield on total loans of 4.49% as compared to $197.1 million or 4.66% for 2013. The $9.7 million increase in interest income from loans and leases in 2014 was attributable to an increase of $20.0 million in origination volume which was offset by a decrease of $10.4 million due to the lower rate environment. The $5.5 million decrease in interest income from the indirect automobile portfolio is related to a run off of the indirect automobile loans and the shift to a higher yielding portfolio mix.
Accretion on acquired loans and leases of $8.4 million contributed 16 basis points to net interest margin for the year ended December 31, 2014, compared to $4.7 million and 10 basis points for the year ended December 31, 2013. This increase was primarily due to a reforecast of certain acquired loans in the equipment financing portfolio, improved credit quality, and expected cash flows on certain acquired commercial real estate loans and leases.
Interest Income—Investments

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$9,527	$7,963	$1,564	19.6%
Marketable and restricted equity securities	2,072	1,212	860	71.0%
Short-term investments	102	111	(9)	(8.1)%
Total interest income—investments	$11,701	$9,286	$2,415	26.0%
In 2014, the total investment income was $11.7 million compared to $9.3 million in 2013. The increase in total investment income of $2.4 million, or 26.0%, was driven by a $1.6 million increase due to rates and a $0.8 million increase due to volume. The yield on total investments was 1.88% for 2014 as compared to 1.57% for 2013.

Interest Expense—Deposits and Borrowed Funds

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$171	$173	$(2)	(1.2)%
Savings accounts	1,197	1,288	(91)	(7.1)%
Money market accounts	7,846	8,220	(374)	(4.5)%
Certificates of deposit	7,846	9,092	(1,246)	(13.7)%
Total interest expense—deposits	17,060	18,773	(1,713)	(9.1)%
Borrowed funds:
Advances from the FHLBB	10,535	10,886	(351)	(3.2)%
Subordinated debentures and notes	1,740	439	1,301	296.4%
Other borrowed funds	79	68	11	16.2%
Total interest expense—borrowed funds	12,354	11,393	961	8.4%
Total interest expense	$29,414	$30,166	$(752)	(2.5)%
Deposits
Ongoing declines in the interest rates paid on deposits and continued declines in certificate of deposit balances as a percentage of total deposits contributed to reductions in the Company’s overall cost of deposits.
Interest paid on deposits decreased $1.7 million, or 9.1%, in 2014 as compared to 2013. In 2014, interest expense increased $0.4 million due to the growth in deposits, which was offset by a $2.1 million decrease in deposit-related interest expense resulting from decreases in interest rates. Accretion on acquired deposits was $0.2 million for the year ended December 31, 2014. Accretion did not impact the Company's net interest margin during the same period. While interest-bearing deposit balances increased during this period, the increases in interest expense on deposits due to volume were offset by decreases in interest expense due to deposit offering rates.
For the year ended December 31, 2014, interest-bearing deposit average balances grew $120.4 million, or 3.9%, which was attributable to increases in money market accounts, NOW accounts, and savings accounts of $156.7 million, or 11.4%; $14.4 million, or 7.2% and $9.3 million, or 1.8%, respectively, offset by a decline in certificate of deposit of $60.0 million, or 6.2%. The reduction in rates offered on certificate of deposit accounts contributed significantly to the reduction in the cost of interest-bearing deposits to 0.54% in 2014 from 0.62% in 2013.

Borrowed Funds
The Company's funds as of December 31, 2014 included $1.0 billion in FHLBB advances, $9.2 million in subordinated debt acquired in the BankRI acquisition, $73.5 million in newly issued subordinated debt, and $39.6 million in repurchase agreements. The average balance of FHLBB advances increased $175.8 million, or 23.1%, in 2014, average balance of subordinated debentures and notes increased $21.2 million, or 222.2%, while other borrowed funds, which include repurchase agreements, decreased $10.3 million, or 26.4% in 2014.
For the year ended December 31, 2014, interest paid on borrowed funds increased $1.0 million, or 8.4%,compared to the year ended December 31, 2013. The increase was primarily due to the new subordinated notes issued during the third quarter of 2014. Debt-related interest expenses decreased $2.4 million as a result of decreases in the Company's borrowing rates from 1.41% in 2013 to 1.24% in 2014, which was offset by an increase in interest expense due to an increase of $3.4 million in the debt levels in 2014 . The decrease in the cost of borrowed funds was driven by maturing borrowings which were replaced at lower costs due to the current low rate environment. Interest amortization and accretion on acquired borrowed funds totaled $2.8 million and contributed 5 basis points to the 2014 net interest margin as compared to $3.4 million and 7 basis points in 2013.

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
The provision for credit losses in 2014 and 2013 was $8.5 million and $10.9 million, respectively. The provision of loan and lease losses decreased approximately $2.5 million in 2014 compared to 2013 primarily due to the continued favorable trends in the credit characteristics of the commercial construction, equipment financing and indirect automobile portfolios. The decrease was partially offset by additional reserves required for loan growth in the originated portfolios and credit deterioration in the acquired portfolios in 2014. See Management's discussion in "Allowances for Credit Losses—Allowance for Loan and Lease Losses" and Note 7, "Allowance for Loan and Lease Losses," to the consolidated financial statements for a description of how Management determined the allowance for loan and lease losses for each portfolio and class of loans.
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million as of December 31, 2014 and $1.0 million as of December 31, 2013. For the year ended December 31, 2014, the liability for unfunded credit commitments increased by $0.3 million to reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments which increased the provision for credit losses by the same amount in 2014. No credit commitments were charged off against the Company's liability account for the years ended December 31, 2014 or 2013.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Deposit fees	$8,692	$8,172	$520	6.4%
Loan fees	1,010	1,415	(405)	(28.6)%
Loan level derivative income, net	946	—	946	100.0%
Gain on sales of loans and leases held-for-sale	1,651	794	857	107.9%
Gain on sales of investment securities, net	65	397	(332)	(83.6)%
Gain on sale/disposals of premises and equipment, net	1,502	—	1,502	100.0%
Other	6,314	4,841	1,473	30.4%
Total non-interest income	$20,180	$15,619	$4,561	29.2%
For the year ended December 31, 2014, non-interest income increased $4.6 million, or 29.2%, to $20.2 million from $15.6 million for the year ended December 31, 2013.

Loan level derivative income, net increased $0.9 million for the year ended December 31, 2014 primarily driven by the execution of new loan level interest rate swap agreements completed in the year.
Gain on sales of loans and leases held for sale increased $0.9 million for the year ended December 31, 2014 primarily driven by the participation sale of certain pools of equipment financing to manage concentration risk.
Gain on sale/disposals of premises and equipment increased $1.5 million for the year ended December 31, 2014 primarily due to the sale of a building in 2014 which resulted in a gain of $1.6 million.
Other income increased $1.5 million to $6.3 million for the year ended December 31, 2014 primarily due to a $1.4 million legal settlement the company received from an insurance carrier in relation to litigation in 2014.

Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Compensation and employee benefits	$71,801	$65,261	$6,540	10.0%
Occupancy	14,294	12,616	1,678	13.3%
Equipment and data processing	17,020	16,899	121	0.7%
Professional services	5,357	5,673	(316)	(5.6)%
FDIC insurance	3,362	3,102	260	8.4%
Advertising and marketing	3,058	3,003	55	1.8%
Amortization of identified intangible assets	3,343	4,623	(1,280)	(27.7)%
Other	10,925	11,265	(340)	(3.0)%
Total non-interest expense	$129,160	$122,442	$6,718	5.5%
For the year ended December 31, 2014, non-interest expense increased 5.5% to $129.2 million, primarily due to increases in compensation and employee benefits expenses. The efficiency ratio decreased to 61.73% for the year ended December 31, 2014 from 63.83% for the year ended December 31, 2013. Improvements in the efficiency ratio in 2014 were driven by increases in net interest income and non-interest income which were primarily offset by increases in non-interest expense.
In 2014, compensation and employee benefits expense increased $6.5 million, or 10.0%. Several factors contributed to the increase. The Company recorded an additional $3.6 million in incentive plan expenses in 2014. Supplemental Employee Retirement Plan expenses increased $1.3 million due to a decrease in the discount rate. Additionally, the Company suspended the indirect automobile lending line of business during the fourth quarter of 2014 and recognized a $0.2 million severance charge. There were also increases in overall compensation and employee benefits expense for additional staffing for the opening of the Wakefield, Rhode Island, branch of BankRI during the second quarter of 2014 and to support the growth in equipment financing.
Occupancy expense increased $1.7 million, or 13.3%, compared to 2013. The increase was primarily due to additional expenses associated with the newly opened branch in Wakefield, Rhode Island, as well as the recognition of future lease obligation associated with the consolidation of an operations center, offices for indirect automobile operations and two discontinued branch properties.
The increases in occupancy cost were offset by decreases in amortization of identified intangible assets due to the accelerated method of amortization for certain intangible assets and that several intangible assets that were fully amortized as of December 31, 2013.

Provision for income taxes

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(Dollars in Thousands)
Income before provision for income taxes	$71,611	$58,466	$13,145	22.5%
Provision for income taxes	26,286	20,664	5,622	27.2%
Net income	$45,325	$37,802	$7,523	19.9%
Effective tax rate	36.7%	35.3%	N/A	3.9%

The Company recorded income tax expense of $26.3 million for 2014, compared to $20.7 million for 2013 which represents a total effective tax rates of 36.7% and 35.3%, respectively. The increase in the effective tax rate was primarily due to the tax credit received in 2013 for the rehabilitation of the Company's headquarters.

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
The primary source of funds for the payment of dividends and expenses by the Company is dividends paid to it by the Banks and Brookline Securities Corp. The primary sources of liquidity for the Banks consist of deposit inflows, loan repayments, borrowed funds and maturing investment securities.
Deposits, which are considered the most stable source of liquidity, totaled $4.3 billion as of December 31, 2015 and represented 81.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.0 billion, or 77.8% of total funding, as of December 31, 2014. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.2 billion as of December 31, 2015 and represented 74.7% of total deposits, compared to core deposits of $3.0 billion, or 76.1% of total deposits, as of December 31, 2014. Additionally, the Company had $252.3 million of brokered deposits as of December 31, 2015, which represented 5.9% of total deposits, compared to $62.0 million or 1.6% of total deposits, as of December 31, 2014. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.0 billion as of December 31, 2015, representing 18.6% of total funding, compared to $1.1 billion, or 22.2% of total funding, as of December 31, 2014. The decrease was due to decreased FHLBB borrowings of $142.2 million using the excess liquidity generated by the sale of the indirect automobile portfolio.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of December 31, 2015, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.3 billion as compared to $1.5 billion as of December 31, 2014, based on the level of qualifying collateral available for these borrowings.
As of December 31, 2015, the Banks also have access to funding through certain uncommitted lines of credit of $119.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of December 31, 2015.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $81.0 million of borrowing capacity at the Federal Reserve Bank as of December 31, 2015. As of December 31, 2015, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale balances of between 10% and 30% of total assets. As of December 31, 2015, cash, cash equivalents and investment securities available-for-sale totaled $588.7 million, or 9.7% of total assets. This compares to $613.5 million, or 10.6% of total assets as of December 31, 2014.
While Management believes that the Company has adequate liquidity to meet its commitments, and to fund the Banks' lending and investment activities, the availabilities of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company's immediate liquidity and/or additional liquidity needs.
Capital Resources
As of December 31, 2015 and 2014, the Company and the Banks were under the primary regulation of and required to comply with the capital requirements of the FRB. At those dates, the Company, Brookline Bank, BankRI and First Ipswich exceeded all regulatory capital requirements and the banks were considered "well-capitalized." See details in "Supervision and Regulation" in Item 1.

The Company's and the Banks' actual and required capital amounts and ratios were as follows:

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well- Capitalized" Under Prompt Corrective Action Rules
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2015:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio	(1)	$530,505	10.62%	$225,214	4.50%	N/A	N/A
Tier 1 leverage capital ratio	(2)	545,035	9.37%	231,930	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	545,035	10.91%	300,019	6.00%	N/A	N/A
Total risk-based capital ratio	(4)	676,709	13.54%	401,013	8.00%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio	(1)	$374,002	11.89%	$141,548	4.50%	$204,459	6.50%
Tier 1 leverage capital ratio	(2)	380,003	10.78%	141,003	4.00%	176,254	5.00%
Tier 1 risk-based capital ratio	(3)	380,003	12.08%	188,743	6.00%	251,658	8.00%
Total risk-based capital ratio	(4)	417,270	13.27%	251,557	8.00%	314,446	10.00%
BankRI
Common equity Tier 1 capital ratio	(1)	$171,967	10.63%	$72,799	4.50%	$105,154	6.50%
Tier 1 leverage capital ratio	(2)	171,967	8.51%	80,831	4.00%	101,038	5.00%
Tier 1 risk-based capital ratio	(3)	171,967	10.63%	97,065	6.00%	129,420	8.00%
Total risk-based capital ratio	(4)	189,953	11.74%	129,440	8.00%	161,800	10.00%
First Ipswich
Common equity Tier 1 capital ratio	(1)	$32,831	13.87%	$10,652	4.50%	$15,386	6.50%
Tier 1 leverage capital ratio	(2)	32,831	9.26%	14,182	4.00%	17,727	5.00%
Tier 1 risk-based capital ratio	(3)	32,831	13.87%	14,202	6.00%	18,936	8.00%
Total risk-based capital ratio	(4)	35,617	15.05%	18,933	8.00%	23,666	10.00%
At December 31, 2014:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(2)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(3)	633,421	13.24%	382,732	8.00%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(1)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(2)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(3)	373,312	11.90%	250,966	8.00%	313,708	10.00%
BankRI
Tier 1 leverage capital ratio	(1)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(2)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(3)	166,135	11.82%	112,443	8.00%	140,554	10.00%
First Ipswich
Tier 1 leverage capital ratio	(1)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(2)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(3)	32,375	13.40%	19,328	8.00%	24,160	10.00%
_______________________________________________________________________________

(1)
Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015.

(2)	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(3)	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(4)	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

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
Contractual Obligations
A summary of contractual obligations by the expected payment period for the date indicated follows.

	Payment Due by Period
	Less Than One Year	One to Three Years	More than Three Years to Five Years	Over Five Years	Total
	(In Thousands)
At December 31, 2015:
Advances from the FHLBB	$575,749	$264,898	$5,433	$15,786	$861,866
Subordinated debentures and notes	—	—	—	82,936	82,936
Other borrowed funds	38,227	—	—	—	38,227
Loan commitments(1)	1,089,038	—	—	—	1,089,038
Occupancy lease commitments(2)	4,933	8,543	5,884	13,521	32,881
Service provider contracts(3)	7,516	22,904	2,212	1,069	33,701
Postretirement benefit obligations(4)	451	1,329	959	18,157	20,896
	$1,715,914	$297,674	$14,488	$131,469	$2,159,545
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

(2)
The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses for real estate taxes and other expenditures which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.

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

(4)
These amounts represent commitments made by the Company for a Supplemental Executive Retirement Plan as part of the acquisition of BankRI and a Postretirement Benefits Plan, at Brookline Bank, that provides part of the annual expense of health insurance premiums for retired employees and their dependents.

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
Interest-Rate Risk
The principal market risk facing the Company is interest-rate risk, which can occur in a variety of forms, including repricing risk, yield-curve risk, basis risk and prepayment risk. Repricing risk occurs when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of the Company's assets and liabilities. Yield-curve risk reflects the possibility that changes in the shape of the yield curve could have different effects on the Company's assets and liabilities. Basis risk occurs when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity, often a disadvantage to person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.
Asset/Liability Management
Market risk and interest-rate risk management is governed by the Company's Asset/Liability Committee ("ALCO"). The ALCO establishes exposure limits that define the Company's tolerance for interest-rate risk. The ALCO and the Company's Treasury Group measure and manage the composition of the balance sheet over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The ALCO monitors current exposures versus limits and reports those results to the Board of Directors. The policy limits and guidelines serve as benchmarks for measuring interest-rate risk and for providing a framework for evaluation and interest-rate risk-management decision-making. The Company measures its interest-rate risk by using an asset/liability simulation model. The model considers several factors to determine the Company's potential exposure to interest-rate risk, including measurement of repricing gaps, duration, convexity, value-at-risk, market value of portfolio equity under assumed changes in the level of interest rates, the shape of yield curves, and general market volatility.
Management controls the Company's interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company's investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company may also use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows hedges as of December 31, 2015 or 2014. See Note 16, "Derivatives and Hedging Activities," to the consolidated financial statements.
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of December 31, 2015.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of December 31, 2015, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	December 31, 2015		December 31, 2014
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	$11,616	5.9%	$1,882	1.0%
Up 200 basis points	8,144	4.2%	1,327	0.7%
Up 100 basis points	4,246	2.2%	693	0.4%
Down 100 basis points	(8,852)	(4.5)%	(2,828)	(1.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 5.9% as of December 31, 2015, compared to a positive 1.0% as of December 31, 2014, the increase in asset sensitivity was due to a change in the funding mix, as deposits replaced wholesale funding.

Economic Value of Equity ("EVE") at Risk Simulation is conducted in tandem with net interest income simulations to ascertain a longer term view of the Company’s interest-rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of the economic value of equity to changes in interest rates. The EVE at Risk Simulation values only the current balance sheet and does not incorporate growth assumptions. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, and rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity, and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

EVE at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk, assuming various shifts in interest rates. Given the interest rate environment as of December 31, 2015, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At December 31, 2015	At December 31, 2014
Up 300 basis points	7.1%	(2.6)%
Up 200 basis points	4.2%	(2.5)%
Up 100 basis points	2.0%	(1.0)%
Down 100 basis points	(7.7)%	(5.4)%
The Company also uses interest-rate sensitivity "gap" analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The table below shows the Company's interest-rate sensitivity gap position as of December 31, 2015.

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Interest-earning assets(1):
Short-term investments	$46,736	$—	$—	$—	$—	$46,736
Weighted average rate	—	—	—	—	—	—
Investment securities(1) (3)	97,566	65,373	77,667	123,358	242,994	606,958
Weighted average rate	1.97%	1.96%	2.02%	1.85%	2.08%	2.00%
Commercial real estate loans(1)	1,261,145	488,896	384,988	465,273	64,092	2,664,394
Weighted average rate	3.57%	4.25%	4.26%	4.38%	4.61%	3.96%
Commercial loans and leases(1)	794,541	263,850	172,593	138,325	4,987	1,374,296
Weighted average rate	5.35%	6.20%	5.92%	5.61%	(16.55)%	5.53%
Indirect automobile loans(1)	8,604	3,420	1,148	298	208	13,678
Weighted average rate	5.09%	5.35%	4.91%	4.28%	—%	5.04%
Consumer loans(1)	524,446	128,595	100,041	119,059	71,031	943,172
Weighted average rate	3.46%	3.82%	3.78%	3.87%	3.26%	3.58%
Total interest-earning assets	2,733,038	950,134	736,437	846,313	383,312	5,649,234
Weighted average rate	3.95%	4.58%	4.35%	4.14%	2.48%	4.04%
Interest-bearing liabilities(1):
NOW accounts	—	—	—	—	283,972	283,972
Weighted average rate	—	—	—	—	0.06%	0.06%
Savings accounts	—	—	—	—	540,788	540,788
Weighted average rate	—	—	—	—	0.25%	0.25%
Money market savings accounts	1,589,076	—	—	—	5,193	1,594,269
Weighted average rate	0.44%	—	—	—	—	0.44%
Certificates of deposit(1)	718,317	227,297	61,279	77,981	2,998	1,087,872
Weighted average rate	0.75%	1.02%	1.40%	1.99%	—%	0.93%
Borrowed funds(1)	639,696	211,916	42,730	2,909	85,778	983,029
Weighted average rate	0.92%	2.91%	2.50%	4.17%	5.70%	1.85%
Total interest-bearing liabilities	2,947,089	439,213	104,009	80,890	918,729	4,489,930
Weighted average rate	0.62%	1.93%	1.85%	2.06%	0.70%	0.82%
Interest sensitivity gap(2)	$(214,051)	$510,921	$632,428	$765,423	$(535,417)	$1,159,304
Cumulative interest sensitivity gap	$(214,051)	$296,870	$929,298	$1,694,721	$1,159,304
Cumulative interest sensitivity gap as a percentage of total assets	(3.54)%	4.91%	15.38%	28.05%	19.19%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(3.79)%	5.26%	16.45%	30.00%	20.52%
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
As of December 31, 2015, interest-earning assets maturing or repricing within one year amounted to $2.7 billion and interest-bearing liabilities maturing or repricing within one year amounted to $2.9 billion, resulting in a cumulative one-year negative gap position of $214.1 million or 3.79% of total interest-earning assets. As of December 31, 2014, the Company had a cumulative one-year negative gap position of $371.2 million, or 6.88% of total interest-earning assets. The change in the cumulative one-year gap position from December 31, 2014 was due to increased FHLB borrowings.
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
The Company's Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to its Management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company's Management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. In addition, the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework. Management assessed the Company’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework (1992),” issued by COSO. Management has adopted the 2013 COSO Framework and deemed the change from the 1992 COSO Framework to the 2013 COSO Framework not significant to the Company’s system of internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting as of December 31, 2015 appears on page F-1 herein and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-2 herein.
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

10.1+	Brookline Bancorp, Inc. Deferred Compensation Plan effective January 1, 2011 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 16, 2010)
10.2+	Brookline Bancorp, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement filed on July 23, 2003)
10.3+	Brookline Bancorp, Inc. 2003 Recognition and Retention Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed on July 23, 2003)
10.4+	Brookline Bancorp, Inc. 2011 Restricted Stock Plan (incorporated by reference to Appendix A of the Company's Proxy Statement filed on March 17, 2011)
10.5+	Brookline Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2014)
10.6+
Employment Agreement, dated as of April 11, 2011, by and among Brookline Bancorp, Inc., Brookline Bank and Paul A. Perrault (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed on April 15, 2011)

Exhibit	Description
10.7+
Retirement Agreement, dated as of December 23, 2010, by and between Brookline Bancorp, Inc., Brookline Bank and Charles H. Peck (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed on December 27, 2010)

10.8+
Employment Letter Agreement, dated as of April 19, 2011, by and between Brookline Bancorp, Inc. and Mark J. Meiklejohn (incorporated by reference to Exhibit 10.3 of Pre-effective Amendment No. 2 of the Registration Statement on Form S-4 filed by the Company on July 25, 2011 (Registration Number 333-174731))

10.9+	Form of Amended Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 9, 2014)
14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14 to Form 10-K filed on March 10, 2006)
21	Subsidiaries of the Registrant (incorporated by reference in Part I, Item 1. "Business—General" of this Annual Report on Form 10-K)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Rule 13a-14(b) Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Rule 13a-14(b) Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: February 29, 2016	BROOKLINE BANCORP, INC.
	By:	/s/ PAUL A. PERRAULT
Paul A. Perrault President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL A. PERRAULT	By:	/s/ CARL M. CARLSON
	Paul A. Perrault, President and Chief Executive Officer (Principal Executive Officer)		Carl M. Carlson, Chief Financial Officer (Principal Financial Officer)
	Date: February 29, 2016		Date: February 29, 2016

By:	/s/ MARGARET BOLES FITZGERALD	By:	/s/ CHARLES H. PECK
	Margaret Boles Fitzgerald, Director		Charles H. Peck, Director
	Date: February 29, 2016		Date: February 26, 2016

By:	/s/ DAVID C. CHAPIN	By:	/s/ JOHN M. PEREIRA
	David C. Chapin, Director		John M. Pereira, Director
	Date: February 29, 2016		Date: February 29, 2016

By:	/s/ JOHN J. DOYLE, JR.	By:	/s/ MERRILL W. SHERMAN
	John J. Doyle, Jr., Director		Merrill W. Sherman, Director
	Date: February 29, 2016		Date: February 29, 2016

By:	/s/ JOHN A. HACKETT	By:	/s/ JOSEPH J. SLOTNIK
	John A. Hackett, Director		Joseph J. Slotnik, Chairman and Director
	Date: February 29, 2016		Date: February 29, 2016

By:	/s/ JOHN L. HALL, II	By:	/s/ ROSAMOND B. VAULE
	John L. Hall, II, Director		Rosamond B. Vaule, Director
	Date: February 29, 2016		Date: February 29, 2016

By:	/s/ THOMAS J. HOLLISTER	By:	/s/ PETER O. WILDE
	Thomas J. Hollister, Director		Peter O. Wilde, Director
	Date: February 29, 2016		Date: February 29, 2016

By:	/s/ BOGDAN NOWAK
Bogdan Nowak, Director
Date: February 29, 2016

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
Brookline Bancorp, Inc.'s Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.
Brookline Bancorp, Inc.'s independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-2.

/s/ PAUL A. PERRAULT	/s/ CARL M. CARLSON
Paul A. Perrault	Carl M. Carlson
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited Brookline Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Boston, Massachusetts
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brookline Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Brookline Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookline Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
February 29, 2016

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At December 31,
	2015	2014
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$28,753	$36,893
Short-term investments	46,736	25,830
Total cash and cash equivalents	75,489	62,723
Investment securities available-for-sale	513,201	550,761
Investment securities held-to-maturity (fair value of $93,695 and $500, respectively)	93,757	500
Total investment securities	606,958	551,261
Loans held-for-sale	13,383	1,537
Loans and leases:
Commercial real estate loans	2,664,394	2,467,801
Commercial loans and leases	1,374,296	1,167,094
Indirect automobile loans	13,678	316,987
Consumer loans	943,172	870,725
Total loans and leases	4,995,540	4,822,607
Allowance for loan and lease losses	(56,739)	(53,659)
Net loans and leases	4,938,801	4,768,948
Restricted equity securities	66,117	74,804
Premises and equipment, net of accumulated depreciation of $51,722 and $44,668, respectively	78,156	80,619
Deferred tax asset	26,817	27,687
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $29,149 and $26,238, respectively	10,633	13,544
Other real estate owned ("OREO") and repossessed assets, net	1,343	1,456
Other assets*	86,751	80,479
Total assets	$6,042,338	$5,800,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$799,117	$726,118
Interest-bearing deposits:
NOW accounts	283,972	235,063
Savings accounts	540,788	531,727
Money market accounts	1,594,269	1,518,490
Certificate of deposit accounts	1,087,872	946,708
Total interest-bearing deposits	3,506,901	3,231,988
Total deposits	4,306,018	3,958,106
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	861,866	1,004,026
Subordinated debentures and notes	82,936	82,763
Other borrowed funds	38,227	39,615
Total borrowed funds	983,029	1,126,404
Mortgagors' escrow accounts	7,516	8,501
Accrued expenses and other liabilities	72,289	61,332
Total liabilities	5,368,852	5,154,343

Commitments and contingencies (Note 13)
Stockholders' Equity:
Brookline Bancorp, Inc. stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,899	617,475
Retained earnings, partially restricted*	109,675	84,860
Accumulated other comprehensive loss	(2,476)	(1,622)
Treasury stock, at cost; 4,861,554 shares and 5,040,571 shares, respectively	(56,208)	(58,282)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 213,066 shares and 251,382 shares, respectively	(1,162)	(1,370)
Total Brookline Bancorp, Inc. stockholders' equity*	667,485	641,818
Noncontrolling interest in subsidiary	6,001	4,787
Total stockholders' equity*	673,486	646,605
Total liabilities and stockholders' equity*	$6,042,338	$5,800,948

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$212,604	$206,781	$197,098
Debt securities	11,416	9,527	7,963
Marketable and restricted equity securities	2,762	2,072	1,212
Short-term investments	128	102	111
Total interest and dividend income	226,910	218,482	206,384
Interest expense:
Deposits	17,480	17,060	18,773
Borrowed funds	15,065	12,354	11,393
Total interest expense	32,545	29,414	30,166
Net interest income	194,365	189,068	176,218
Provision for credit losses	7,451	8,477	10,929
Net interest income after provision for credit losses	186,914	180,591	165,289
Non-interest income:
Deposit fees	8,730	8,692	8,172
Loan fees	1,186	1,010	1,415
Loan level derivative income, net	3,397	946	—
Gain on sales of investment securities, net	—	65	397
Gain on sales of loans and leases held-for-sale	2,208	1,651	794
Gain on sale/disposals of premises and equipment, net	—	1,502	—
Other	4,663	6,314	4,841
Total non-interest income*	20,184	20,180	15,619
Non-interest expense:
Compensation and employee benefits	71,272	71,801	65,261
Occupancy	13,926	14,294	12,616
Equipment and data processing	14,837	17,020	16,899
Professional services	4,192	5,357	5,673
FDIC insurance	3,510	3,362	3,102
Advertising and marketing	3,352	3,058	3,003
Amortization of identified intangible assets	2,911	3,343	4,623
Other	11,377	10,925	11,265
Total non-interest expense	125,377	129,160	122,442
Income before provision for income taxes*	81,721	71,611	58,466
Provision for income taxes*	29,353	26,286	20,664
Net income before noncontrolling interest in subsidiary*	52,368	45,325	37,802
Less net income attributable to noncontrolling interest in subsidiary	2,586	2,037	1,787
Net income attributable to Brookline Bancorp, Inc.*	$49,782	$43,288	$36,015
Earnings per common share:
Basic	$0.71	$0.62	$0.52
Diluted	0.71	0.62	0.52
Weighted average common shares outstanding during the year:
Basic	70,098,561	69,945,028	69,808,164
Diluted	70,235,868	70,054,815	69,883,924
Dividends declared per common share	$0.355	$0.340	$0.340

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net income before noncontrolling interest in subsidiary*	$52,368	$45,325	$37,802

Other comprehensive income (loss), net of taxes:

Investment securities available-for-sale:
Unrealized securities holding (losses) gains	(1,573)	10,699	(18,710)
Income tax benefit (expense)	479	(4,058)	7,275
Net unrealized securities holding (losses) gains before reclassification adjustments	(1,094)	6,641	(11,435)
Less reclassification adjustments for securities gains included in net income:
Gain on sales of securities, net	—	65	397
Income tax expense	—	(23)	(142)
Net reclassification adjustments for securities gains included in net income	—	42	255
Net unrealized securities holding (losses) gains	(1,094)	6,599	(11,690)

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	353	(498)	468
Income tax (expense) benefit	(113)	192	(176)
Net adjustment of accumulated obligation for postretirement benefits	240	(306)	292

Other comprehensive (loss) income, net of taxes	(854)	6,293	(11,398)

Comprehensive income*	51,514	51,618	26,404
Net income attributable to noncontrolling interest in subsidiary	2,586	2,037	1,787
Comprehensive income attributable to Brookline Bancorp, Inc.*	$48,928	$49,581	$24,617

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2015, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity*	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity*
	(In Thousands)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605
Net income attributable to Brookline Bancorp, Inc.	—	—	49,782	—	—	—	49,782	—	49,782
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,586	2,586
Issuance of noncontrolling units	—	—	—	—	—	—	—	65	65
Other comprehensive income	—	—		(854)	—	—	(854)	—	(854)
Common stock dividends of $0.355 per share	—	—	(24,967)	—	—	—	(24,967)	—	(24,967)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,437)	(1,437)
Compensation under recognition and retention plan	—	(763)	—	—	2,074	—	1,311	—	1,311
Common stock held by ESOP committed to be released (38,316 shares)	—	187	—	—	—	208	395	—	395
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2015, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity*	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity*
	(In Thousands)
Balance at December 31, 2013	$757	$617,538	$65,448	$(7,915)	$(59,826)	$(1,590)	$614,412	$4,304	$618,716
Net income attributable to Brookline Bancorp, Inc.	—	—	43,288	—	—	—	43,288	—	43,288
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	2,037	2,037
Issuance of non-controlling interest	—	—	—	—	—	—	—	60	60
Other comprehensive loss	—	—	—	6,293	—	—	6,293	—	6,293
Common stock dividends of $0.34 per share	—	—	(23,876)	—	—	—	(23,876)	—	(23,876)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	(1,195)
Compensation under recognition and retention plans	—	(339)	—	—	1,544	—	1,205	(1,614)	(409)
Common stock held by ESOP committed to be released (40,284 shares)	—	276	—	—	—	220	496	—	496
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Year Ended December 31, 2015, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders' Equity*	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity*
	(In Thousands)
Balance at December 31, 2012	$757	$618,426	$53,274	$3,483	$(62,107)	$(1,820)	$612,013	$3,712	$615,725
Net income attributable to Brookline Bancorp, Inc.	—	—	36,015	—	—	—	36,015	—	36,015
Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	1,787	1,787
Issuance of shares of common stock (10,997,840 shares)	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	(11,398)	—	—	(11,398)	—	(11,398)
Common stock dividends of $0.34 per share	—	—	(23,841)	—	—	—	(23,841)	—	(23,841)
Dividend distribution to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(1,195)	(1,195)
Compensation under recognition and retention plans	—	1,393	—	—	—	—	1,393	—	1,393
Restricted stock awards issued, net of awards surrendered	—	(2,281)	—	—	2,281	—	—		—
Common stock held by ESOP committed to be released (38,306 shares)	—	—	—	—	—	230	230	—	230
Balance at December 31, 2013	$757	$617,538	$65,448	$(7,915)	$(59,826)	$(1,590)	$614,412	$4,304	$618,716

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc. (1)	$49,782	$43,288	$36,015
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	2,586	2,037	1,787
Provision for credit losses	7,451	8,477	10,929
Origination of loans and leases held-for-sale	(74,841)	(21,365)	(52,485)
Proceeds from sales of loans and leases held-for-sale, net	64,398	34,717	56,326
Deferred income tax expense	1,239	125	2,398
Depreciation of premises and equipment	7,074	7,020	6,291
Amortization of investment securities premiums and discounts, net	1,841	2,656	3,200
Amortization of deferred loan and lease origination costs, net	4,775	9,890	7,749
Amortization of identified intangible assets	2,911	3,343	4,623
Amortization of debt issuance costs	100	29	—
Accretion of acquisition fair value adjustments, net	(7,242)	(11,217)	(6,193)
Gain on sales of investment securities, net	—	(65)	(397)
Gain on sales of loans and leases held-for-sale	(2,208)	(1,651)	(794)
Gain on sales/disposals of premises and equipment, net	—	(1,502)	—
Loss (gain) on sales of OREO and other repossessed assets, net	102	11	(2)
Write-down of OREO and other repossessed assets	229	381	263
Compensation under recognition and retention plans	1,276	1,205	1,393
ESOP shares committed to be released	395	496	230
Net change in:
Cash surrender value of bank-owned life insurance	(1,049)	(1,054)	(1,093)
Other assets (1)	(5,135)	(1,700)	6,581
Accrued expenses and other liabilities	10,920	9,166	(2,804)
Net cash provided from operating activities (1) (2)	64,604	84,287	74,017

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	5,485	1,210
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	97,771	84,091	137,275
Purchases of investment securities available-for-sale	(63,615)	(139,866)	(171,231)
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	9,579	500	—
Purchases of investment securities held-to-maturity	(102,847)	(500)	—
Proceeds from redemption of restricted equity securities (FHLBB stock)	9,924	—	2,107
Purchase of restricted equity securities	(1,237)	(8,245)	(5)
Proceeds from sales of loans and leases held-for-investment, net	273,688	—	—
Net increase in loans and leases	(457,460)	(477,128)	(219,835)
Proceeds from sales of premises and equipment	—	1,972	260
Purchase of premises and equipment, net	(4,775)	(7,782)	(16,443)

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Proceeds from sales of OREO and other repossessed assets (2)	7,152	12,317	11,857
Net cash used for investing activities (2)	(231,820)	(529,156)	(254,805)

Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	206,748	111,060	295,020
Increase (decrease) in certificates of deposit	141,338	12,271	(76,620)
Proceeds from FHLBB advances	4,018,000	2,214,931	2,363,200
Repayment of FHLBB advances	(4,157,392)	(1,976,848)	(2,381,917)
Proceeds from issuance of subordinated notes	—	73,495	—
Repayment of subordinated debentures	—	—	(3,000)
(Decrease) increase in other borrowed funds, net	(1,388)	4,996	(16,394)
(Decrease) increase in mortgagors' escrow accounts, net	(985)	612	943
Payment of dividends on common stock	(24,967)	(23,876)	(23,841)
Proceeds from issuance of noncontrolling units	65	60	—
Payment of dividends to owners of noncontrolling interest in subsidiary	(1,437)	(1,614)	(1,195)
Net cash provided from financing activities	179,982	415,087	156,196
Net increase (decrease) in cash and cash equivalents	12,766	(29,782)	(24,592)
Cash and cash equivalents at beginning of year	62,723	92,505	117,097
Cash and cash equivalents at end of year	$75,489	$62,723	$92,505

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits, borrowed funds and subordinated debt	$35,522	$31,303	$34,303
Income taxes	26,694	21,207	19,137
Non-cash investing activities:
Transfer from loans and leases to loan and leases held-for-sale	$—	$—	$13,372
Transfer from loans to other real estate owned	7,370	12,587	12,205

(1) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

(2) Cash flows resulting from the sales of OREO and other repossessed assets which had been recorded as cash flows from operating activities in prior filings have been revised to cash flows from investing activities in 2015 to properly reflect the cash flow activity. There is no impact to the Company's net income or related per share amounts for the year ended December 31, 2015, 2014, and 2013.

See accompanying notes to consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(1) Basis of Presentation
Overview
Brookline Bancorp, Inc. (the "Company") is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island ("BankRI"), a Rhode Island-chartered financial institution; and First Ipswich Bank ("First Ipswich"), a Massachusetts-chartered trust company (collectively referred to as the "Banks"). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. ("BSC"). The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and individual customers through its banks and non-bank subsidiaries.
Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.5%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp. , operates 5 full-service banking offices on the north shore of eastern Massachusetts.
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
The Company and the Banks are supervised, examined and regulated by the Board of Governors of the Federal Reserve System ("FRB"). As Massachusetts-chartered savings bank and trust company, Brookline Bank and First Ipswich, respectively, are also subject to regulation under the laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Division of Banks. As a Rhode Island-chartered financial institution, BankRI is subject to regulation under the laws of the State of Rhode Island and the jurisdiction of the Banking Division of the Rhode Island Department of Business Regulation.
The Federal Deposit Insurance Corporation ("FDIC") offers insurance coverage on all deposits up to $250,000 per depositor at each of the Banks. As FDIC-insured depository institutions, the Banks are also secondarily subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts-chartered savings bank, Brookline Bank is also insured by the Depositors Insurance Fund ("DIF"), a private industry-sponsored insurance company. The DIF insures savings bank deposits in excess of the FDIC insurance limits. As such, Brookline Bank offers 100% insurance on all deposits as a result of a combination of insurance from the FDIC and the DIF. Brookline Bank is required to file reports with the DIF.
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
December 31, 2015, 2014, 2013

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
Reclassification
Certain previously reported amounts have been reclassified to conform to the current year's presentation. Except for the adoption of Accounting Standards Update ("ASU") 2014-01, there were no changes to stockholders' equity and net income reported. Refer to Note 10, "Other Assets" for the impact the adoption had on the Company's financial statements.
Cash and Cash Equivalents
For purposes of reporting asset balances and cash flows, cash and cash equivalents includes cash on hand and due from banks (including cash items in process of clearing), interest-bearing deposits with banks, federal funds sold, money market mutual funds and other short-term investments with original maturities of three months or less.
Investment Securities
Investment securities, other than those reported as short-term investments, are classified at the time of purchase as "available-for-sale," or "held-to-maturity." Classification is periodically re-evaluated for consistency with the Company's goals and objectives. Equity investments in the Federal Home Loan Bank of Boston ("FHLBB") and the Federal Reserve Bank of Boston are discussed in more detail in Note 5, "Restricted Equity Securities."
Investment Securities Available-for-Sale and Held-to-Maturity
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Those investment securities held for indefinite periods of time but not necessarily to maturity are classified as available-for-sale. Investment securities held for indefinite periods of time include investment securities that Management intends to use as part of its asset/liability, liquidity, and/or capital management strategies and may be sold in response to changes in interest rates, maturities, asset/liability mix, liquidity needs, regulatory capital needs or other business factors. Investment securities available-for-sale are carried at estimated fair value, primarily obtained from a third-party pricing service, with unrealized gains and losses reported on an after-tax basis in stockholders' equity as accumulated other comprehensive income or loss. As of December 31, 2015 and 2014, the Company did not make any adjustments to the prices provided by the third-party pricing service.
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
Management evaluates securities for other-than-temporary impairment ("OTTI") on a periodic basis. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers, and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if: (1) the Company intends to sell an impaired investment security, (2) it is more likely than not that the Company will be required to sell the investment security before its amortized costs, or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non credit portion of the loss recognized in other comprehensive income.
Restricted Equity Securities
The Company invests in the stock of the FHLBB, the Federal Reserve Bank of Boston and a small amount of other restricted securities. No ready market exists for these stocks, and they have no quoted market values. The Banks, as members of the FHLBB, are required to maintain investments in the capital stock of the FHLBB equal to their membership base investments plus an activity-based investment determined according to the Banks' level of outstanding FHLBB advances. Federal Reserve Bank of Boston stock was purchased at par and is redeemable at par. The Company reviews for impairment of these securities based on the ultimate recoverability of the cost basis in the stock. As of December 31, 2015 and 2014, no impairment has been recognized.
Loans
Originated Loans
Loans the Company originates for the portfolio, and for which it has the intent and ability to hold to maturity, are reported at amortized cost, inclusive of deferred loan origination fees and expenses, less unadvanced funds due borrowers on loans and the allowance for loan and lease losses.
Interest income on loans and leases originated for the portfolio is accrued on unpaid principal balances as earned. Loan origination fees and direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method. Deferred amounts are recognized for fixed-rate loans over the contractual life of the loans and for adjustable-rate loans over the period of time required to adjust the contractual interest rate to a yield approximating a market rate at the origination date. If a loan is prepaid, the unamortized portion of the loan origination costs, including third party referral related costs not subject to rebate from the dealer, is charged to income.
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
Acquired Loans
Acquired loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the recorded fair value of the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
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
December 31, 2015, 2014, 2013

when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Smaller-balance, homogeneous loans that are evaluated collectively for impairment, such as residential, home equity and other consumer loans are specifically excluded from the impaired loan portfolio except where the loan is classified as a troubled debt restructuring. The Company has defined the population of impaired loans to include nonaccrual loans and troubled debt restructured ("TDR") loans.
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
Troubled Debt Restructured Loans
In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR loan. In determining whether a debtor is experiencing financial difficulties, the Company considers, among other factors, whether the debtor is in payment default or is likely to be in payment default in the foreseeable future without the modification, if the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor's entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at market terms for debt with similar risk characteristics.
Large groups of small-balance homogeneous loans such as residential real estate, residential construction, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Company does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. However, the Company evaluates all TDRs for impairment on an individual loan basis regardless of loan type.
Modifications may include interest-rate reductions, short-term (defined as one year or less) changes in payment structure to interest-only payments, short-term extensions of the loan's original contractual term, or less frequently, principal forgiveness, interest capitalization, forbearance and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Typically, TDRs are placed on nonaccrual status and reported as nonperforming loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms; however, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.
Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the loan agreement is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if they are in compliance with the modified terms.
Allowance for Loan and Lease Losses

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

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
Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, (3) and consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate mortgage loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into three classes: commercial loans which includes taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans are divided into four classes: residential mortgage loans, home equity loans, indirect automobile loans, and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment.
 The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates, which include estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of LEP that represents incurred losses for each portfolio. In addition to quantitative measures, relevant qualitative factors include, but are not limited to: (1) levels and trends in past due and impaired loans, (2) levels and trends in charge-offs, (3) changes in underwriting standards, policy exceptions, and credit policy, (4) experience of lending management and staff, (5) economic trends, (6) industry conditions, (7) effects of changes in credit concentrations, (8) interest rate environment, and (9) regulatory and other changes. The general allowance related to the acquired loans collectively evaluated for impairment is determined based upon the degree, if any, of deterioration in the pooled loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.
During 2015, the Company enhanced and refined its general allowance methodology. Under the enhanced methodology, Management combined the historical loss histories of the Banks to generate a single set of historical loss ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar geographic markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.
Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, Management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single group of factors used for the Company is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.
The Company’s December 31, 2015 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2015, this portfolio is approximately $35.8 million. Based on industry conditions, Management established a specific loss factor for this portfolio that best represents the changing risks associated with it.
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
Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.
As of December 31, 2015, Management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.
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
Leases
The Company leases properties for offices and branches in the states of Massachusetts, Rhode Island and New York. Lease terms range from five years to over 25 years with options to renew. Management performs an analysis to determine proper lease accounting at lease inception and for each renewal. If a lease meets any of the following four criteria, the lease is classified as capital lease. The four criteria are: transfer of ownership by the end of lease term; contains bargain purchase option; lease term is at least 75% of the property’s estimated remaining economic life; or present value of the minimum lease payment is at least 90% of the fair value of the leased property. The Company did not have any capital leases as of December 31, 2015 or 2014. All leases are classified as operating leases and rental payments are expensed as incurred. Certain leases contain rent escalation clauses which are amortized over the life of the lease under the straight-line method.
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
The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed at least annually, and BOLI with any individual carrier is limited to 10% of the Company's capital and 25% of the Company's capital in the aggregate.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Goodwill and Other Identified Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived identified intangible assets are not subject to amortization. Definite-lived identified intangible assets are assets resulting from acquisitions that are being amortized over their estimated useful lives. The recoverability of goodwill and identified intangible assets is evaluated for impairment at least annually. As part of this evaluation, the Company makes a qualitative assessment of whether it is more likely than not that the fair value of an acquired asset is greater than its carrying amount. If the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is greater than its carrying amount, no further testing is necessary. If, however, the Company qualitatively concludes that it is more likely than not that the fair value of an acquired asset is less than its carrying value, the Company performs a two-step quantitative impairment test to determine whether the asset is impaired. If impairment is deemed to have occurred, the amount of impairment is charged to expense when identified. The Company did not have any impairment as of December 31, 2015 and 2014.
OREO and Other Repossessed Assets
OREO and other repossessed assets consists of properties acquired through foreclosure, real estate acquired through acceptance of a deed in lieu of foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Company has taken possession of the collateral. OREO and other repossessed assets which consist of vehicles and equipment, if any, are recorded initially at estimated fair value less costs to sell, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed or repossessed asset is charged to the allowance for loan and lease losses. Such evaluations are based on an analysis of individual properties/assets as well as a general assessment of current real estate market conditions. Subsequent declines in the fair value of the foreclosed or repossessed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed or repossessed assets is included in other non-interest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed and repossessed assets are included in other non-interest expense. Certain costs used to improve such properties are capitalized. Gains and losses from the sale of OREO and other repossessed assets are reflected in non-interest expense when realized. Together with nonperforming loans, OREO and repossessed assets comprise nonperforming assets.
Derivatives
The Company enters into interest rate swap agreements as part of the Company's interest-rate risk management strategy for certain assets and liabilities and not for speculative purposes. Based on the Company's intended use for the interest rate swap at inception, the Company designates the derivative as either an economic hedge of an asset or liability, or a hedging instrument subject to the hedge accounting provisions of FASB ASC Topic 815, "Derivatives and Hedging."
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
Employee Benefits

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Costs related to the Company's 401(k) plan are recognized in current operations. Costs related to the Company's nonqualified deferred compensation plan, SERPs and postretirement benefits are recognized over the vesting period or the related service periods of the participating employees. Changes in the funded status of postretirement benefits are recognized through comprehensive income in the year in which changes occur.
Compensation expense for the Company's Employee Stock Ownership Program ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.
The fair value of restricted stock awards and stock option grants are determined as of the grant date and are recorded as compensation expense over the period in which the shares of restricted stock awards and stock options vest. Forfeitures are estimated in determining compensation expense.
Fair Value Measurements
ASC 820-10, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. It is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact, and willing to transact.
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
Earnings per Common Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period, exclusive of Treasury shares, unearned ESOP shares and unvested shares of restricted stock. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. The dilutive effects of options and unvested restricted stock awards are computed using the "treasury stock" method. Management evaluated the "two class" method and concluded that the method did not apply to the Company's EPS calculation.
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
December 31, 2015, 2014, 2013

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
Treasury Stock
Any shares repurchased under the Company's share repurchase programs were purchased in open-market transactions and are held as treasury stock. Treasury stock also consists of common stock withheld to satisfy federal, state and local income tax withholding requirements for employee restricted stock awards upon vesting. All treasury stock is held at cost.
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company is a bank holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company's banking business provided substantially all of its total revenues and pre-tax income in 2015, 2014 and 2013. Therefore, the Company has determined there to be a single segment.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today's accounting. This ASU also eliminates today's real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2015.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU was issued to clarify the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, since this was not addressed in the guidance in ASU 2015-03, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Given the absence of authoritative guidance with ASU 2015-03, ASU 2015-15 states that the SEC staff will not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the terms of the line-of-credit arrangement. As of December 31, 2015, the Company has accounted for the debt issuance costs related to the line-of-credit arrangement as a reduction of the debt liability, consistent with ASU 2015-03 and with the Company’s accounting treatment for other debt issuance costs. Management has determined that this ASU had no impact to the Company.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2015.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. This ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. Management has determined that this ASU had no impact to the Company as of December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that all debt issuance costs be presented in the balance sheet as direct deductions from the carrying amount of the related debt liability. Amortization of the costs is reported as interest expense. This ASU is applied retrospectively for the first interim or annual period presented beginning after December 15, 2015, early adoption is permitted. As of December 31, 2015, the Company has accounted for its debt issuance cost as a reduction of the debt liability.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Management has determined that this ASU had no impact to the Company as of December 31, 2015.
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
(3) Cash, Cash Equivalents and Short-Term Investments
The Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of certain of the Banks' deposits. As of December 31, 2015 and 2014, the average amount required to be held was $6.2 million and $7.4 million, respectively. Aggregate reserve balances included in cash and cash equivalents were $45.5 million and $33.6 million, respectively, as of December 31, 2015 and 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Short-term investments are summarized as follows:

	At December 31,
	2015	2014
	(In Thousands)
FRB interest bearing reserve	$34,575	$19,789
FHLB overnight deposits	9,573	5,708
Federal funds sold	2,588	322
Other interest bearing deposits	—	11
Total short-term investments	$46,736	$25,830
Short-term investments are stated at cost which approximates market value.
(4) Investment Securities
The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$40,658	$141	$172	$40,627
GSE CMOs	198,000	45	4,229	193,816
GSE MBSs	230,213	1,098	1,430	229,881
SBA commercial loan asset-backed securities	148	—	1	147
Corporate debt obligations	46,160	344	18	46,486
Trust preferred securities	1,466	—	199	1,267
Total debt securities	516,645	1,628	6,049	512,224
Marketable equity securities	956	21	—	977
Total investment securities available-for-sale	$517,601	$1,649	$6,049	$513,201
Investment securities held-to-maturity:
GSEs	$34,915	$9	$105	$34,819
GSEs MBSs	19,291	—	305	18,986
Municipal obligations	39,051	364	25	39,390
Foreign government securities	500	—	—	500
Total investment securities held-to-maturity	$93,757	$373	$435	$93,695

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

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
As of December 31, 2015, the fair value of all investment securities available-for-sale was $513.2 million, with net unrealized losses of $4.4 million, compared to a fair value of $550.8 million and net unrealized losses of $2.8 million as of December 31, 2014. As of December 31, 2015, $368.6 million, or 71.8% of the portfolio, had gross unrealized losses of $6.0 million, compared to $335.7 million, or 60.9% of the portfolio, with gross unrealized losses of $6.0 million as of December 31, 2014.
As of December 31, 2015, the fair value of all investment securities held-to-maturity was $93.7 million, with net unrealized losses of $62.0 thousand, compared to a fair value of $0.5 million with no unrealized gains as of December 31, 2014. As of December 31, 2015, $52.3 million, or 55.8% of the portfolio, had gross unrealized losses of $0.4 million. There were no investment securities held-to-maturity with net unrealized losses as of December 31, 2014.
Investment Securities as Collateral
As of December 31, 2015 and 2014, respectively, $486.4 million and $473.1 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2015 and 2014.
Other-Than-Temporary Impairment ("OTTI")

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Investment securities as of December 31, 2015 and 2014 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At December 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$19,633	$172	$—	$—	$19,633	$172
GSE CMOs	89,680	1,294	100,473	2,935	190,153	4,229
GSE MBSs	133,779	845	16,968	585	150,747	1,430
SBA commercial loan asset-backed securities	—	—	139	1	139	1
Corporate debt obligations	6,181	18	—	—	6,181	18
Trust preferred securities	—	—	1,267	199	1,267	199
Temporarily impaired debt securities available-for-sale	249,273	2,329	118,847	3,720	368,120	6,049
Investment securities held-to-maturity:
GSEs	25,837	105	—	—	25,837	105
GSEs MBSs	18,834	305	—	—	18,834	305
Municipal obligations	7,629	25	—	—	7,629	25
Temporarily impaired debt securities held-to-maturity	52,300	435	—	—	52,300	435
Total temporarily impaired securities	$301,573	$2,764	$118,847	$3,720	$420,420	$6,484

	At December 31, 2014
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$11,086	$29	$—	$—	$11,086	$29
GSE CMOs	39,095	179	190,345	4,642	229,440	4,821
GSE MBSs	50,099	84	39,555	795	89,654	879
SBA commercial loan asset-backed securities	8	—	186	2	194	2
Corporate debt obligations	4,069	1	—	—	4,069	1
Trust preferred securities and pools	—	—	1,240	223	1,240	223
Total temporarily impaired investment securities available-for-sale	$104,357	$293	$231,326	$5,662	$335,683	$5,955
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Management also considers the Company's capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company's consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company's consolidated statement of income.
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI as of December 31, 2015. Based on the analysis below and the determination that, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI as of December 31, 2015. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs"), including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB") and the Federal Farm Credit Bank. As of December 31, 2015, only GNMA MBSs and CMOs, and Small Business Administration ("SBA") commercial loan asset-backed securities with an estimated fair value of $21.8 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $26.2 million as of December 31, 2014.
As of December 31, 2015, the Company owned GSE debentures with a total fair value of $40.6 million, which approximated amortized cost. As of December 31, 2014, the Company held GSE debentures with a total fair value of $23.0 million, which approximated amortized cost. As of December 31, 2015, seven of the thirteen securities in this portfolio were in unrealized loss positions. As of December 31, 2014, four of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA/SBA) guarantee of the U.S Government. For the year ended December 31, 2015, the Company purchased a total of $24.9 million GSE debentures. This compares to $21.0 million purchased during the same period in 2014.
As of December 31, 2015, the Company owned GSE mortgage-related securities with a total fair value of $423.7 million and a net unrealized loss of $4.5 million. This compares to a total fair value of $485.2 million and a net unrealized loss of $3.1 million as of December 31, 2014. As of December 31, 2015, 101 of the 249 securities in this portfolio were in unrealized loss positions. As of December 31, 2014, 79 of the 250 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government. During the years ended December 31, 2015 and 2014, the Company purchased a total of $29.5 million and $106.9 million, respectively, in GSE CMOs and GSE MBSs.
SBA Commercial Loan Asset-Backed
As of December 31, 2015 and December 31, 2014, the Company owned SBA securities with a total fair value of $0.1 million and $0.2 million, respectively, which approximated amortized cost. As of December 31, 2015, six of the seven securities in this portfolio were in unrealized loss positions. As of December 31, 2014, seven of the eight securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the explicit (SBA) guarantee of the U.S Government.
Corporate Obligations

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. The Company owned fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million as of December 31, 2015. This compares to thirteen corporate obligation securities with a total fair value of $40.2 million and a net unrealized gain of $0.4 million as of December 31, 2014. As of December 31, 2015, two of the fifteen securities in this portfolio were in an unrealized loss position. As of December 31, 2014, one of the thirteen securities in this portfolio was in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuers is sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. For the year ended December 31, 2015, the Company purchased $9.3 million in corporate obligations compared to $12.0 million in the same period in 2014.
Trust Preferred Securities
Trust preferred securities represent subordinated debt issued by financial institutions. As of December 31, 2015, the Company owned two trust preferred securities with a total fair value of $1.3 million and a net unrealized loss of $0.2 million. This compares to two trust preferred securities with a total fair value of $1.2 million and a net unrealized loss of $0.2 million as of December 31, 2014. As of December 31, 2015 and 2014, both of the securities in this portfolio were in unrealized loss positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers has defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.
Marketable Equity Securities
As of December 31, 2015, the Company owned marketable equity securities with a fair value of $1.0 million, which approximated amortized cost, compared to a fair value of $1.0 million, which approximated cost as of December 31, 2014. As of December 31, 2015, none of the two securities in this portfolio were in unrealized loss positions. As of December 31, 2014, none of the four securities in this portfolio were in unrealized loss positions.

Investment Securities Held-to-Maturity Impairment Analysis
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by U.S. Government-sponsored enterprises ("GSEs") including GSE debt securities, mortgage-backed securities ("MBSs"), and collateralized mortgage obligations ("CMOs"). GSE securities include obligations issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Banks ("FHLB"), and the Federal Farm Credit Bank. As of December 31, 2015, the Company owned GSE debentures and GSE MBS with a total fair value of $34.8 million and $19.0 million, respectively.
As of December 31, 2015, the Company owned GSE mortgage-related securities with a total amortized cost of $19.3 million. As of December 31, 2014, the Company did not own any GSE mortgage-related securities. During the year ended December 31, 2015, the Company purchased a total of $42.4 million and $21.3 million, in GSEs and GSE MBSs, respectively. As of December 31, 2015, 16 of the 22 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government.
Municipal Obligations
As of December 31, 2015, the Company owned 72 municipal obligation securities with a total fair value and total amortized cost of $39.4 million and 39.1 million, respectively. As of December 31, 2014, the Company did not own any municipal obligation securities. During the year ended December 31, 2015, the Company purchased a total of $39.2 million of municipal obligations. During the year ended December 31, 2014, the Company did not purchase any municipal obligations. As of December 31, 2015, 15 the 72 securities in this portfolio were in unrealized loss positions.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Foreign Government Obligations
As of December 31, 2015 and December 31, 2014, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of December 31, 2015 and December 31, 2014, the security was not in an unrealized loss position. During the year ended December 31, 2015, the Company did not purchase any foreign government obligation securities. During the year ended December 31, 2014, the Company purchased $0.5 million of foreign government obligation securities.

Portfolio Maturities
The final stated maturities of the debt securities are as follows at the dates indicated:

	At December 31,
	2015			2014
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$2,999	$3,003	2.09%	$3,057	$3,081	3.00%
After 1 year through 5 years	59,729	60,249	2.32%	55,631	56,586	2.48%
After 5 years through 10 years	100,658	100,833	2.05%	103,268	104,208	2.00%
Over 10 years	353,259	348,139	1.97%	390,685	385,913	1.91%
	$516,645	$512,224	2.03%	$552,641	$549,788	1.99%
Investment securities held-to-maturity:
Within 1 year	$651	$651	1.00%	$—	$—	—%
After 1 year through 5 years	23,888	23,866	1.52%	500	500	1.30%
After 5 years through 10 years	50,078	50,344	2.00%	$—	$—	—%
Over 10 years	19,140	18,834	1.82%	$—	$—	—%
	$93,757	$93,695	1.83%	$500	$500	—%
Actual maturities of debt securities will differ from those presented above since certain obligations amortize and may also provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty. MBSs and CMOs are included above based on their final stated maturities; the actual maturities, however, may occur earlier due to anticipated prepayments and stated amortization of cash flows.
As of December 31, 2015, issuers of debt securities with an estimated fair value of $48.5 million had the right to call or prepay the obligations. Of the $48.5 million, approximately $15.5 million matures in 1 - 5 years, $31.8 million matures in 6 - 10 years, and $1.3 million matures after ten years. As of December 31, 2014, issuers of debt securities with an estimated fair value of approximately $16.1 million had the right to call or prepay the obligations. Of the $16.1 million, $5.0 million matures in 1-5 years, $9.9 million matures in 6-10 years, and $1.2 million matures after ten years.
Security Sales
Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Sales of investment securities are summarized as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Sales of debt securities	$—	$5,084	$1,210
Sales of marketable equity securities	—	401	—

Gross gains from sales	—	380	626
Gross losses from sales	—	315	229
Gain on sales of securities, net	$—	$65	$397

(5) Restricted Equity Securities
Investments in the restricted equity securities of various entities are as follows:

	At December 31,
	2015	2014
	(In Thousands)
FHLBB stock	$48,890	$58,326
Federal Reserve Bank of Boston stock	16,752	16,003
Other restricted equity securities	475	475
	$66,117	$74,804
The Company invests in the stock of FHLBB as one of the requirements to borrow. As of December 31, 2015 and 2014, FHLBB stock is recorded at its carrying value, which is equal to cost and which Management believes approximates its fair value. The FHLBB stated that it remained in compliance with all regulatory capital ratios as of December 31, 2015 and was classified as "adequately capitalized" by its regulator, based on the FHLBB's financial information as of September 30, 2015. The FHLBB paid a dividend to member banks at an annualized rate of 254 basis points in 2015. The FHLBB increased its dividend from 174 basis points in the first quarter of 2015 to 332 basis points in the fourth quarter of 2015. As of December 31, 2015, the Company's investment in FHLBB stock exceeded its required investment which provides for additional borrowing capacity.
The Company invests in the stock of the Federal Reserve Bank of Boston as required by its the Banks' membership in the Federal Reserve system. As of December 31, 2015 and 2014, Federal Reserve Bank of Boston stock is recorded at its carrying value, which is equal to cost and which Management believes approximates its fair value.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(6) Loans and Leases
The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At December 31, 2015
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,684,548	4.00%	$191,044	4.15%	$1,875,592	4.02%
Multi-family mortgage	620,865	3.92%	37,615	4.35%	658,480	3.94%
Construction	129,742	3.60%	580	5.08%	130,322	3.61%
Total commercial real estate loans	2,435,155	3.96%	229,239	4.19%	2,664,394	3.98%
Commercial loans and leases:
Commercial	576,599	3.90%	15,932	5.65%	592,531	3.95%
Equipment financing	712,988	7.05%	8,902	6.14%	721,890	7.04%
Condominium association	59,875	4.50%	—	—%	59,875	4.50%
Total commercial loans and leases	1,349,462	5.59%	24,834	5.83%	1,374,296	5.59%
Indirect automobile loans	13,678	5.53%	—	—%	13,678	5.53%
Consumer loans:
Residential mortgage	527,846	3.64%	88,603	3.85%	616,449	3.67%
Home equity	234,708	3.35%	79,845	3.99%	314,553	3.51%
Other consumer	12,039	4.77%	131	17.40%	12,170	4.91%
Total consumer loans	774,593	3.57%	168,579	3.93%	943,172	3.63%
Total loans and leases	$4,572,888	4.38%	$422,652	4.18%	$4,995,540	4.36%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2014
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$1,425,621	4.18%	$254,461	4.29%	$1,680,082	4.20%
Multi-family mortgage	576,214	4.11%	63,492	4.50%	639,706	4.15%
Construction	146,074	3.79%	1,939	5.50%	148,013	3.81%
Total commercial real estate loans	2,147,909	4.13%	319,892	4.34%	2,467,801	4.16%
Commercial loans and leases:
Commercial	462,730	3.88%	51,347	4.14%	514,077	3.91%
Equipment financing	587,496	6.92%	13,928	6.22%	601,424	6.90%
Condominium association	51,593	4.60%	—	—%	51,593	4.60%
Total commercial loans and leases	1,101,819	5.53%	65,275	4.58%	1,167,094	5.48%
Indirect automobile loans	316,987	4.47%	—	—%	316,987	4.47%
Consumer loans:
Residential mortgage	472,078	3.60%	99,842	3.77%	571,920	3.63%
Home equity	181,580	3.35%	105,478	3.85%	287,058	3.53%
Other consumer	11,580	5.13%	167	16.35%	11,747	5.29%
Total consumer loans	665,238	3.56%	205,487	3.82%	870,725	3.62%
Total loans and leases	$4,231,953	4.43%	$590,654	4.19%	$4,822,607	4.40%
The net unamortized deferred loan origination fees and costs included in total loans and leases were $12.8 million and $15.0 million as of December 31, 2015 and 2014, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire and Rhode Island, with the exception of equipment financing, 32.8% of which is in the greater New York and New Jersey metropolitan area and 67.2% of which is in other areas in the United States of America as of December 31, 2015, as compared to 35.9% of which is in the greater New York and New Jersey metropolitan area and 64.1% of which is in other areas in the United States of America as of December 31, 2014.
Competition for indirect automobile loans increased significantly in recent years as credit unions and large national banks entered indirect automobile lending. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Given this market condition, Management ceased the Company's origination of indirect automobile loans in December 2014. For the quarter ended March 31, 2015, the Company sold over 90% of the portfolio for $255.2 million, which resulted in a loss of $11.8 thousand excluding the impact on the allowance for loan and lease losses. Refer to Note 7, "Allowance for Loan and Lease Losses" for the impact of the sale on the Company's allowance for loan and lease losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Accretable Yield for the Acquired Loan Portfolio
The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance at beginning of year	$32,044	$45,789	$57,812
Accretion	(10,467)	(15,805)	(20,500)
Reclassification from nonaccretable difference for loans with improved cash flows	4,483	2,060	8,477
Changes in expected cash flows that do not affect nonaccretable difference (1)	(5,264)	—	—
Balance at end of year	$20,796	$32,044	$45,789
(1) Represents changes in interest cash flows due to changes in interest rates on variable rate loans.
On a quarterly basis, subsequent to acquisition, Management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations are due to deterioration, or if the change in cash flow expectation is related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the years ended December 31, 2015, 2014 and 2013, accretable yield adjustments totaling $4.5 million, $2.1 million, and $8.5 million, respectively, were made for certain loan pools. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.
The aggregate remaining nonaccretable difference applicable to acquired loans and leases totaled $2.9 million and $3.6 million as of December 31, 2015 and 2014, respectively.
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
The following table summarizes the change in the total amounts of loans and advances, to directors, executive officers and their affiliates for the periods indicated. All loans were performing as of December 31, 2015.

	Year Ended December 31,
	2015	2014
	(In Thousands)
Balance at beginning of year	$8,574	$4,783
New loans granted during the year	9,931	2,375
Loans reclassified as insider loans	21,481	—
Advances on lines of credit	840	1,787
Repayments	(1,344)	(182)
Loan no longer classified as an insider loan	(2,107)	(189)
Balance at end of year	$37,375	$8,574

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Unfunded commitments on extensions of credit to insiders totaled $14.8 million and $11.7 million as of December 31, 2015 and 2014, respectively.
Loans and Leases Pledged as Collateral
As of December 31, 2015 and 2014, there were $1.8 billion and $1.6 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings as of December 31, 2015 and 2014.
(7) Allowance for Loan and Lease Losses
The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Year Ended December 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(550)	(3,634)	(1,788)	(582)	—	(6,554)
Recoveries	—	667	1,442	102	—	2,211
Provision (credit) for loan and lease losses	1,107	9,028	(1,716)	1,422	(2,418)	7,423
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739

	Year Ended December 31, 2014
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
Charge-offs	(130)	(2,507)	(1,163)	(650)	—	(4,450)
Recoveries	4	801	434	158	—	1,397
Provision (credit) for loan and lease losses	6,698	2,443	(864)	476	(514)	8,239
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659

	Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2012	$20,018	$10,655	$5,304	$2,545	$2,630	$41,152
Charge-offs	(88)	(2,077)	(1,714)	(909)	—	(4,788)
Recoveries	13	657	501	263	—	1,434
Provision (credit) for loan and lease losses	3,079	5,985	(167)	1,476	302	10,675
Balance at December 31, 2013	$23,022	$15,220	$3,924	$3,375	$2,932	$48,473
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million, $1.3 million and $1.0 million at December 31, 2015, 2014 and 2013, respectively. The changes in the liability for unfunded credit commitments reflect changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the years ended December 31, 2015, 2014 and 2013.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Provision for Credit Losses
The provisions for credit losses are set forth below for the periods indicated:

	Originated			Acquired			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,459	$5,009	$2,563	$(352)	$1,689	$516	$1,107	$6,698	$3,079
Commercial	9,077	2,030	4,917	(49)	413	1,068	9,028	2,443	5,985
Indirect automobile	(1,716)	(864)	(167)	—	—	—	(1,716)	(864)	(167)
Consumer	953	417	286	469	59	1,190	1,422	476	1,476
Unallocated	(2,418)	(514)	302	—	—	—	(2,418)	(514)	302
Total provision for loan and lease losses	7,355	6,078	7,901	68	2,161	2,774	7,423	8,239	10,675
Unfunded credit commitments	28	238	254	—	—	—	28	238	254
Total provision for credit losses	$7,383	$6,316	$8,155	$68	$2,161	$2,774	$7,451	$8,477	$10,929
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

Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, (3) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into three classes: commercial loans which includes taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans are divided into four classes: residential mortgage loans, home equity loans, indirect automobile loans, and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment. For each class of loan, Management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below. Also refer to Note 1, "Basis of Presentation," in the consolidated financial statements for more information on the Company's allowance of loan and lease losses methodology.

The general allowance related to loans collectively evaluated for impairment is determined using a formula-based approach utilizing the risk ratings of individual credits and loss factors derived from historic portfolio loss rates, which include estimates of incurred losses over an estimated loss emergence period (“LEP”). The LEP was generated utilizing a charge-off look-back analysis which studied the time from the first indication of elevated risk of repayment (or other early event indicating a problem) to eventual charge-off to support the LEP considered in the allowance calculation. This reserving methodology established the approximate number of months of LEP that represents incurred losses for each portfolio. In addition to quantitative measures, relevant qualitative factors include, but are not limited to: (1) levels and trends in past due and impaired loans, (2) levels and trends in charge-offs, (3) changes in underwriting standards, policy exceptions, and credit policy, (4) experience of lending management and staff, (5) economic trends, (6) industry conditions, (7) effects of changes in credit concentrations, (8) interest rate environment, and (9) regulatory and other changes. The general allowance related to the acquired loans collectively evaluated for impairment is determined based upon the degree, if any, of deterioration in the pooled

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

loans subsequent to acquisition. The qualitative factors used in the determination are the same as those used for originated loans.

During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide further quantification of probable losses in the portfolio. Under the enhanced methodology, Management combined the historical loss histories of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar geographic markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, Management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single group of factors for use across the Company is appropriate based on the commonality of environmental factors, markets and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.

The Company’s December 31, 2015 allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. As of December 31, 2015, this portfolio is approximately $35.8 million. Based on industry conditions, Management established a specific loss factor for this portfolio that best represents the changing risks associated with it.

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

Specific valuation allowances are established for impaired originated loans with book values greater than the discounted present value of expected future cash flows or, in the case of collateral-dependent impaired loans, for any excess of a loan's book balance and the fair value of its underlying collateral. Specific valuation allowances are established for acquired loans with deterioration in the discounted present value of expected future cash flows since acquisitions or, in the case of collateral dependent impaired loans, for any increase in the excess of a loan's book balance greater than the fair value of its underlying collateral. A specific valuation allowance for losses on TDR loans is determined by comparing the net carrying amount of the troubled debt restructured loan with the restructured loan's cash flows discounted at the original effective rate. Impaired loans are reviewed quarterly with adjustments made to the calculated reserve as necessary.

As of December 31, 2015, Management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

The general allowance for loan and lease losses was $53.1 million as of December 31, 2015, compared to $50.1 million as of December 31, 2014. The general portion of the allowance for loan and lease losses increased by $3.0 million during the year ended December 31, 2015, as a result of growth in the commercial real estate and commercial and industrial portfolios partially offset by the decrease in the indirect auto portfolios, which resulted in a release of $1.9 million in the general allowance for loan and lease losses in the first quarter of 2015.

The specific allowance for loan and lease losses was $3.6 million as of December 31, 2015, compared to $1.2 million as of December 31, 2014. The specific allowance increased by $2.5 million during the year ended December 31, 2015, primarily due to one commercial relationship which was downgraded during the year ended December 31, 2015.

The changes to the methodology described above resulted in a reallocation of reserve from unallocated to specific loan segments. As such, the reserve for unallocated allowance for loan and lease losses as of December 31, 2015 was reduced to zero, compared to $2.4 million as of December 31, 2014.

Credit Quality Assessment

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

At the time of loan origination, a rating is assigned based on the capacity to pay and general financial strength of the borrower, the value of assets pledged as collateral, and the evaluation of third party support such as a guarantor. The Company continually monitors the quality of the loan portfolio using all available information. The officer responsible for handling each loan is required to initiate changes to risk ratings when changes in facts and circumstances occur that warrant an upgrade or downgrade in a loan rating. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower's ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring.
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For all loans, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company's independent loan review group evaluates the credit quality and related risk ratings in all loan portfolios. The results of these reviews are reported to the Risk Committee of the Board of Directors on a periodic basis and annually to the Board of Directors. For the consumer loans, the Company heavily relies on payment status for calibrating credit risk.
The ratings categories used for assessing credit risk in the commercial real estate, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:
1 -4 Rating—Pass
Loan rating grades "1" through "4" are classified as "Pass," which indicates borrowers are performing in accordance with the terms of the loan and are less likely to result in loss due to the capacity of the borrower to pay and the adequacy of the value of assets pledged as collateral.
5 Rating—Other Assets Especially Mentioned ("OAEM")
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Credit Quality Information
The following tables present the recorded investment in loans in each class as of December 31, 2015 by credit quality indicator.

	At December 31, 2015
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,668,891	$619,786	$129,534	$562,615	$709,381	$59,875	$12,017
OAEM	12,781	788	208	9,976	804	—	—
Substandard	780	291	—	1,714	1,414	—	22
Doubtful	2,096	—	—	2,294	1,389	—	—
Total originated	1,684,548	620,865	129,742	576,599	712,988	59,875	12,039

Acquired:
Loan rating:
Pass	182,377	35,785	580	11,959	8,902	—	131
OAEM	1,202	612	—	902	—	—	—
Substandard	7,066	1,218	—	3,071	—	—	—
Doubtful	399	—	—	—	—	—	—
Total acquired	191,044	37,615	580	15,932	8,902	—	131

Total loans	$1,875,592	$658,480	$130,322	$592,531	$721,890	$59,875	$12,170

As of December 31, 2015, there were no loans categorized as definite loss.

	At December 31, 2015
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$5,435	39.7%
661-700	1,965	14.4%
660 and below	6,217	45.5%
Data not available	61	0.4%
Total loans	$13,678	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$118,628	19.2%	$131,584	41.8%
50% - 69%	214,390	34.8%	51,492	16.4%
70% - 79%	173,774	28.2%	32,916	10.5%
80% and over	17,808	2.9%	18,082	5.7%
Data not available	3,246	0.5%	634	0.2%
Total originated	527,846	85.6%	234,708	74.6%

Acquired:
Loan-to-value ratio:
Less than 50%	18,857	3.1%	48,563	15.4%
50%—69%	32,986	5.3%	20,623	6.6%
70%—79%	17,883	2.9%	7,144	2.3%
80% and over	14,011	2.3%	2,650	0.8%
Data not available	4,866	0.8%	865	0.3%
Total acquired	88,603	14.4%	79,845	25.4%

Total loans	$616,449	100.0%	$314,553	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The following tables present the recorded investment in loans in each class as of December 31, 2014 by credit quality indicator.

	At December 31, 2014
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,402,121	$574,972	$146,074	$447,778	$583,340	$51,593	$11,540
OAEM	22,491	1,242	—	12,193	932	—	—
Substandard	1,009	—	—	1,671	2,338	—	40
Doubtful	—	—	—	1,088	886	—	—
Total originated	1,425,621	576,214	146,074	462,730	587,496	51,593	11,580

Acquired:
Loan rating:
Pass	237,439	60,837	1,709	43,925	13,795	—	167
OAEM	8,351	713	230	1,852	—	—	—
Substandard	8,250	1,942	—	5,424	133	—	—
Doubtful	421	—	—	146	—	—	—
Total acquired	254,461	63,492	1,939	51,347	13,928	—	167

Total loans	$1,680,082	$639,706	$148,013	$514,077	$601,424	$51,593	$11,747

As of December 31, 2014, there were no loans categorized as definite loss.

	At December 31, 2014
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$262,160	82.7%
661-700	43,422	13.7%
660 and below	9,927	3.1%
Data not available	1,478	0.5%
Total loans	$316,987	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2014
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$105,342	18.4%	$113,541	39.5%
50%—69%	179,319	31.4%	35,660	12.4%
70%—79%	166,467	29.1%	27,123	9.4%
80% and over	19,335	3.4%	4,195	1.5%
Data not available	1,615	0.3%	1,061	0.4%
Total originated	472,078	82.6%	181,580	63.2%

Acquired:
Loan-to-value ratio:
Less than 50%	19,574	3.4%	70,293	24.5%
50%—69%	35,131	6.2%	22,581	7.9%
70%—79%	22,972	4.0%	10,569	3.7%
80% and over	16,268	2.8%	1,178	0.4%
Data not available	5,897	1.0%	857	0.3%
Total acquired	99,842	17.4%	105,478	36.8%

Total loans	$571,920	100.0%	$287,058	100.0%

The following table presents information regarding foreclosed residential real estate property at the dates indicated:

	At December 31, 2015	At December 31, 2014
	(In Thousands)
Foreclosed residential real estate property held by the creditor	$362	$410
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	298	—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Age Analysis of Past Due Loans and Leases
The following tables present an age analysis of the recorded investment in total loans and leases as of December 31, 2015 and 2014.

	At December 31, 2015
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,782	$—	$2,097	$3,879	$1,680,669	$1,684,548	$—	$2,876
Multi-family mortgage	—	—	16	16	620,849	620,865	16	291
Construction	652	—	—	652	129,090	129,742	—	—
Total commercial real estate loans	2,434	—	2,113	4,547	2,430,608	2,435,155	16	3,167
Commercial loans and leases:
Commercial	4,578	1,007	2,368	7,953	568,646	576,599	24	3,586
Equipment financing	1,681	595	2,143	4,419	708,569	712,988	77	2,610
Condominium association	205	124	—	329	59,546	59,875	—	—
Total commercial loans and leases	6,464	1,726	4,511	12,701	1,336,761	1,349,462	101	6,196
Indirect automobile	1,058	335	106	1,499	12,179	13,678	—	675
Consumer loans:
Residential mortgage	1,384	—	229	1,613	526,233	527,846	—	1,873
Home equity	390	237	9	636	234,072	234,708	—	319
Other consumer	19	2	25	46	11,993	12,039	—	29
Total consumer loans	1,793	239	263	2,295	772,298	774,593	—	2,221
Total originated loans and leases	$11,749	$2,300	$6,993	$21,042	$4,551,846	$4,572,888	$117	$12,259

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2015
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$1,336	$369	$7,588	$9,293	$181,751	$191,044	$4,982	$2,606
Multi-family mortgage	—	—	1,077	1,077	36,538	37,615	1,077	—
Construction	—	—	—	—	580	580	—	—
Total commercial real estate loans	1,336	369	8,665	10,370	218,869	229,239	6,059	2,606
Commercial loans and leases:
Commercial	351	23	2,967	3,341	12,591	15,932	325	2,678
Equipment financing	—	—	—	—	8,902	8,902	—	—
Total commercial loans and leases	351	23	2,967	3,341	21,493	24,834	325	2,678
Consumer loans:
Residential mortgage	326	216	2,399	2,941	85,662	88,603	2,047	352
Home equity	1,012	386	460	1,858	77,987	79,845	142	1,438
Other consumer	—	—	—	—	131	131	—	—
Total consumer loans	1,338	602	2,859	4,799	163,780	168,579	2,189	1,790
Total acquired loans and leases	$3,025	$994	$14,491	$18,510	$404,142	$422,652	$8,573	$7,074

Total loans and leases	$14,774	$3,294	$21,484	$39,552	$4,955,988	$4,995,540	$8,690	$19,333

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2014
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$1,631	$416	$160	$2,207	$1,423,414	$1,425,621	$—	$1,009
Multi-family mortgage	385	—	—	385	575,829	576,214	—	—
Construction	—	—	—	—	146,074	146,074	—	—
Total commercial real estate loans	2,016	416	160	2,592	2,145,317	2,147,909	—	1,009
Commercial loans and leases:
Commercial	758	876	1,499	3,133	459,597	462,730	2	2,722
Equipment financing	1,534	138	2,392	4,064	583,432	587,496	—	3,214
Condominium association	501	—	—	501	51,092	51,593	—	—
Total commercial loans and leases	2,793	1,014	3,891	7,698	1,094,121	1,101,819	2	5,936
Indirect automobile	4,635	923	166	5,724	311,263	316,987	—	645
Consumer loans:
Residential mortgage	—	—	501	501	471,577	472,078	—	1,340
Home equity	75	52	129	256	181,324	181,580	—	161
Other consumer	17	5	30	52	11,528	11,580	—	41
Total consumer loans	92	57	660	809	664,429	665,238	—	1,542
Total originated loans and leases	$9,536	$2,410	$4,877	$16,823	$4,215,130	$4,231,953	$2	$9,132

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2014
	Past Due						Loans and Leases Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$989	$3,705	$2,387	$7,081	$247,380	$254,461	$2,387	$—
Multi-family mortgage	195	729	363	1,287	62,205	63,492	363	—
Construction	—	—	—	—	1,939	1,939	—	—
Total commercial real estate loans	1,184	4,434	2,750	8,368	311,524	319,892	2,750	—
Commercial loans and leases:
Commercial	712	488	3,033	4,233	47,114	51,347	624	2,474
Equipment financing	2	52	66	120	13,808	13,928	73	9
Total commercial loans and leases	714	540	3,099	4,353	60,922	65,275	697	2,483
Consumer loans:
Residential mortgage	—	—	2,715	2,715	97,127	99,842	2,372	342
Home equity	1,005	733	923	2,661	102,817	105,478	187	1,757
Other consumer	—	—	—	—	167	167	—	—
Total consumer loans	1,005	733	3,638	5,376	200,111	205,487	2,559	2,099
Total acquired loans and leases	$2,903	$5,707	$9,487	$18,097	$572,557	$590,654	$6,006	$4,582

Total loans and leases	$12,439	$8,117	$14,364	$34,920	$4,787,687	$4,822,607	$6,008	$13,714
Commercial Real Estate Loans—As of December 31, 2015, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans -- 37.5%; multi-family mortgage loans -- 13.2%; and construction loans -- 2.6%.
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
Commercial Loans and Leases—As of December 31, 2015, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases -- 11.9%; equipment financing loans -- 14.5%; and loans to condominium associations -- 1.2%.
Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated "substandard" or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for each of the three classes in the portfolio.
Consumer Loans—As of December 31, 2015, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans -- 12.3%, home equity loans -- 6.3%, indirect automobile loans -- 0.3%, and other consumer loans -- 0.2%.
Significant risk characteristics related to the residential mortgage and home equity loan portfolios are the geographic concentration of the properties financed within selected communities in the greater Boston and Providence metropolitan areas.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The payment status and loan-to-value ratio are the primary credit quality indicator used for residential mortgage loans and home equity loans. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Consumer loans that become 90 days or more past due, or are placed on nonaccrual regardless of past due status, are reviewed on an individual basis for impairment by assessing the net realizable value of underlying collateral and the economic condition of the borrower. Determination of the allowance for loan and lease losses for indirect automobile loans is based primarily on payment status and historical loss rates.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31, 2015			At December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$2,758	$2,756	$—	$2,751	$2,748	$—
Commercial	14,097	14,074	—	13,440	13,421	—
Consumer	4,582	4,575	—	3,055	3,048	—
Total originated with no related allowance recorded	21,437	21,405	—	19,246	19,217	—
With an allowance recorded:
Commercial real estate	6,150	6,150	2,167	4,119	4,119	108
Commercial	2,215	2,213	1,202	2,019	2,011	768
Consumer	—	—	—	176	176	10
Total originated with an allowance recorded	8,365	8,363	3,369	6,314	6,306	886
Total originated impaired loans and leases	29,802	29,768	3,369	25,560	25,523	886

Acquired:
With no related allowance recorded:
Commercial real estate	7,035	7,035	—	9,413	9,428	—
Commercial	4,053	4,052	—	6,049	6,047	—
Consumer	7,549	7,565	—	6,688	6,688	—
Total acquired with no related allowance recorded	18,637	18,652	—	22,150	22,163	—
With an allowance recorded:
Commercial real estate	2,606	2,606	148	244	244	22
Commercial	486	486	112	478	478	214
Consumer	174	174	9	225	225	41
Total acquired with an allowance recorded	3,266	3,266	269	947	947	277
Total acquired impaired loans and leases	21,903	21,918	269	23,097	23,110	277

Total impaired loans and leases	$51,705	$51,686	$3,638	$48,657	$48,633	$1,163
(1) Includes originated and acquired nonaccrual loans of $9.3 million and $7.1 million, respectively as of December 31, 2015.
(2) Includes originated and acquired nonaccrual loans of $7.1 million and $4.6 million, respectively as of December 31, 2014.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,999	$86	$2,786	$102	$2,184	$92
Commercial	15,143	641	11,840	343	4,257	144
Consumer	4,267	65	3,166	42	1,077	30
Total originated with no related allowance recorded	23,409	792	17,792	487	7,518	266
With an allowance recorded:
Commercial real estate	5,132	197	3,223	69	1,464	43
Commercial	5,650	10	2,285	51	1,781	29
Consumer	84	—	458	15	3,210	97
Total originated with an allowance recorded	10,866	207	5,966	135	6,455	169
Total originated impaired loans and leases	34,275	999	23,758	622	13,973	435

Acquired:
With no related allowance recorded:
Commercial real estate	9,200	125	10,884	350	9,639	251
Commercial	4,428	65	6,875	122	5,205	129
Consumer	7,837	62	6,701	28	1,333	20
Total acquired with no related allowance recorded	21,465	252	24,460	500	16,177	400
With an allowance recorded:
Commercial real estate	713	—	942	76	2,765	42
Commercial	638	—	631	15	577	5
Consumer	249	8	281	3	—	—
Total acquired with an allowance recorded	1,600	8	1,854	94	3,342	47
Total acquired impaired loans and leases	23,065	260	26,314	594	19,519	447

Total impaired loans and leases	$57,340	$1,259	$50,072	$1,216	$33,492	$882

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At December 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$2,167	$1,202	$—	$—	$—	$3,369
Collectively evaluated for impairment	26,857	20,545	269	3,947	—	51,618
Total originated loans and leases	29,024	21,747	269	3,947	—	54,987

Acquired:
Individually evaluated for impairment	148	112	—	9	—	269
Collectively evaluated for impairment	333	71	—	45	—	449
Acquired with deteriorated credit quality	646	88	—	300	—	1,034
Total acquired loans and leases	1,127	271	—	354	—	1,752

Total allowance for loan and lease losses	$30,151	$22,018	$269	$4,301	$—	$56,739

Loans and Leases:
Originated:
Individually evaluated for impairment	$8,907	$15,806	$—	$4,471	$—	$29,184
Collectively evaluated for impairment	2,426,248	1,333,656	13,678	770,122	—	4,543,704
Total originated loans and leases	2,435,155	1,349,462	13,678	774,593	—	4,572,888

Acquired:
Individually evaluated for impairment	3,188	4,090	—	2,606	—	9,884
Collectively evaluated for impairment	63,857	12,081	—	105,146	—	181,084
Acquired with deteriorated credit quality	162,194	8,663	—	60,827	—	231,684
Total acquired loans and leases	229,239	24,834	—	168,579	—	422,652

Total loans and leases	$2,664,394	$1,374,296	$13,678	$943,172	$—	$4,995,540

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At December 31, 2015	At December 31, 2014
	(In Thousands)
Troubled debt restructurings:
On accrual	$17,953	$14,815
On nonaccrual	4,965	5,625
Total troubled debt restructurings	$22,918	$20,440
The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, that were modified during the periods indicated, are as follows.

	At and for the Year Ended December 31, 2015
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	—	$—	$—	$—	$—	$—	—	$—
Commercial	9	5,757	5,497	119	258	—	1	237
Equipment financing	1	112	100	—	—	—	—	—
Residential mortgage	1	100	150	—	151	—	—	—
Home equity	3	353	298	—	99	—	1	28
Total originated	14	6,322	6,045	119	508	—	2	265

Acquired:
Commercial	4	642	632	—	—	—	1	11
Home equity	2	200	196	—	—	—	1	24
Total acquired	6	842	828	—	—	—	2	35

Total loans and leases	20	$7,164	$6,873	$119	$508	$—	4	$300

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At and for the Year Ended December 31, 2014
		Recorded Investment		Specific Allowance for Loan and Lease Losses			Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$953	$932	$—	$—	$—	—	$—
Commercial	6	2,884	2,948	—	628	—	3	615
Equipment financing	6	984	936	15	169	—	4	636
Residential mortgage	1	496	—	—	—	—	—	—
Home Equity	2	400	402	—	—	—	—	—
Total originated	16	5,717	5,218	15	797	—	7	1,251

Acquired:
Commercial	6	1,369	1,406	—	66	—	1	419
Home Equity	1	190	189	—	—	—	—	—
Total acquired	7	1,559	1,595	—	66	—	1	419

Total loans and leases	23	$7,276	$6,813	$15	$863	$—	8	$1,670

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

	At and for the Year Ended December 31, 2013
		Recorded Investment		Specific Allowance for Loan and Lease Losses		Defaulted (1)
	Number of Loans/ Leases	At Modification	At End of Period		Nonaccrual Loans and Leases	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	1	$1,039	$—	$—	$—	—	$—
Commercial	2	926	918	—	—	—	—
Equipment financing	5	1,557	1,415	77	861	2	371
Residential mortgage	1	415	353	—	353	—	—
Total originated	9	3,937	2,686	77	1,214	2	371

Acquired:
Commercial real estate	1	737	727	—	—	—	—
Commercial	6	3,209	3,135	—	1,335	1	1,335
Total acquired	7	3,946	3,862	—	1,335	1	1,335

Total loans and leases	16	$7,883	$6,548	$77	$2,549	3	$1,706

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

The following table sets forth the Company's end-of-period balances for troubled debt restructurings that were modified during the periods indicated, by type of modification.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Loans with one modification:
Extended maturity	$2,215	$3,241	$3,841
Adjusted principal	—	—	908
Adjusted interest rate	—	—	755
Interest only	1,335	16	—
Combination maturity, principal, interest rate	692	479	554
Total loans modified once	$4,242	$3,736	$6,058

Loans with more than one modification:
Extended maturity	$2,598	$1,951	$490
Interest only	—	292	—
Combination maturity, principal, interest rate	33	834	—
Total loans modified more than once	$2,631	$3,077	$490
The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the years ending December 31, 2015 and December 31, 2014 were $0.2 million and $0.3 million, respectively. There was no charge-offs or recoveries for troubled debt restructurings for the year ending December 31, 2013.
As of December 31, 2015, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.
(8) Premises and Equipment
Premises and equipment consist of the following:

	At December 31,		Estimated Useful Life
	2015	2014
	(In Thousands)		(In Years)
Land	$7,562	$7,562	NA
Office building and improvements	81,466	78,461	10 to 40
Furniture, fixtures and equipment	13,019	12,224	5 to 25
Vehicles	221	144	3 to 5
Computer Equipment	8,677	8,400	3
Core processing system and software	18,933	18,496	3 to 7.5
Total	129,878	125,287
Accumulated depreciation and amortization	51,722	44,668
Total premises and equipment	$78,156	$80,619
Depreciation and amortization expense is calculated using the straight-line method and is included in occupancy and equipment and data processing expense in the Consolidated Statements of Income. For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization expense related to premises and equipment totaled $7.2 million, $7.0 million, and $6.3 million, respectively.
In January 2014, the Company completed a transaction to sell a facility located in Brookline, MA, for $2.2 million. The carrying value of the property, including land, building, and furniture, fixtures, and equipment, was $0.4 million. After costs to sell of $0.2 million, the Company recorded a gain on sale in the amount of $1.6 million during the year ended December 31,

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

2014, which is included in gain on sale/disposals of premises and equipment, net in the Company’s consolidated statements of income. There were no sales of premises and equipment during the years ended December 31, 2015 and 2013.
(9) Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the periods indicated were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance at beginning of year	$137,890	$137,890	$137,890
Additions	—	—	—
Adjustments to original goodwill	—	—	—
Balance at end of year	$137,890	$137,890	$137,890
The following is a summary of the Company's other intangible assets:

	At December 31, 2015			At December 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
	(In Thousands)
Other intangible assets:
Core deposits	$36,172	$26,628	$9,544	$36,172	$23,717	$12,455
Trade name	1,600	511	1,089	1,600	511	1,089
Trust relationship	1,568	1,568	—	1,568	1,568	—
Other intangible	442	442	—	442	442	—
Total other intangible assets	$39,782	$29,149	$10,633	$39,782	$26,238	$13,544

At December 31, 2013, the Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with carrying value of $1.1 million, has an indefinite life and ceased to amortize.
The weighted-average amortization period for core deposit intangible and trust relationships is 11.0 and 1.0 years, respectively. There were no impairment losses relating to other acquisition-related intangible assets recorded during the years ended December 31, 2015, 2014 and 2013.
The estimated aggregate future amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Year ended December 31:	Amount
(In Thousands)
2016	$2,500
2017	2,089
2018	1,669
2019	1,295
2020	944
Thereafter	1,047
Total	$9,544

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(10) Other Assets
BOLI
BOLI is recorded at the cash surrender value of the policies, less any applicable cash surrender charges, and is recorded in other assets. As of December 31, 2015 and 2014, BankRI owned seven policies with a net cash surrender value of $36.8 million and $35.8 million, respectively. As of December 31, 2015 and 2014, First Ipswich owned two policies with a net cash surrender value of $0.8 million and $0.7 million, respectively.
The Company recorded a total of $1.0 million, $1.1 million, and $1.1 million of tax exempt income from these nine policies in 2015, 2014, and 2013, respectively. They are included in the Company’s other non-interest income in the consolidated statements of income.
Affordable Housing Investments
The Company began investing in affordable housing projects that benefit low- and moderate-income individuals in 2009. As of December 31, 2015, the Company had investments in ten of these projects. The project sponsor or general partner controls the project's management. In each case, the Company is a limited partner with less than 50% of the outstanding equity interest in any single project.
On January 1, 2015, the Company adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which required retrospective application. Prior to the adoption of ASU 2014-01, the Company’s investments in qualified affordable housing projects were accounted for using the equity method. Under the equity method, operating losses or gains from these investments were included as a component of non-interest income in the Company's consolidated statements of income. ASU 2014-01 calls for the use of the proportional amortization method calculation and the operating losses or gains for these investments are included as a component of the provision for income taxes in the Company’s consolidated statements of income. Under the proportional amortization method, the initial costs of the investment in qualified affordable housing projects is amortized based on the tax credits and other benefits received.

Further information regarding the Company's investments in affordable housing projects follows:

	At December 31,
	2015	2014	2013
	(In Thousands)
Investments in affordable housing projects included in other assets	$11,604	$10,131	$10,301
Unfunded commitments related to affordable housing projects included in other liabilities	3,163	2,608	2,904
Investment in affordable housing tax credits included in other liabilities	1,588	1,432	1,105
Investment in affordable housing tax benefits included in other liabilities	656	669	553

For the year ended December 31, 2015
(In Thousands)
Investment amortization included in provision for income taxes	$1,654
Amount recognized as income tax benefit	656

ASU 2014-01 was applied retrospectively to all periods presented. The cumulative effect on retained earnings was $1.1 million at January 1, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The following table illustrates the prior period adjustments related to the adoption of ASU 2014-01.

At December 31, 2014
(In Thousands)
Other assets, as reported	$79,411
Prior period adjustment	1,068
Other assets, as adjusted	$80,479

Retained earnings, as reported	$83,792
Prior period adjustment	1,068
Retained earnings, as adjusted	$84,860

	For the year ended December 31,
	2014	2013
	(In Thousands)
Loss from investments in affordable housing projects, as reported	$(2,060)	$(1,812)
Prior period adjustment	2,060	1,812
Loss from investments in affordable housing projects, as adjusted	$—	$—

Provision for income taxes, as reported	$24,749	$19,481
Prior period adjustment	1,537	1,183
Provision for income taxes, as adjusted	$26,286	$20,664

Net income, as reported	$42,765	$35,386
Prior period adjustment	523	629
Net income, as adjusted	$43,288	$36,015

Basic earnings per share, as reported	$0.61	$0.51
Prior period adjustment	0.01	0.01
Basic earnings per share, as adjusted	$0.62	$0.52

Effective tax rate, as reported	35.5%	34.4%
Prior period adjustment	1.2%	0.9%
Effective tax rate, as adjusted	36.7%	35.3%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(11) Deposits
A summary of deposits follows:

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Demand checking accounts	$799,117	—	$726,118	—
NOW accounts	283,972	0.07%	235,063	0.07%
Savings accounts	540,788	0.25%	531,727	0.21%
Money market accounts	1,594,269	0.44%	1,518,490	0.52%
Total core deposit accounts	3,218,146	0.26%	3,011,398	0.31%
Certificate of deposit accounts maturing:
Within six months	320,975	0.65%	363,258	0.70%
After six months but within 1 year	395,516	0.83%	258,379	0.72%
After 1 year but within 2 years	226,513	1.02%	232,658	1.08%
After 2 years but within 3 years	60,730	1.42%	36,685	1.49%
After 3 years but within 4 years	30,002	1.78%	24,059	1.32%
After 4 years but within 5 years	53,717	1.88%	31,630	1.75%
5+ Years	419	1.82%	39	1.34%
Total certificate of deposit accounts	1,087,872	0.93%	946,708	0.88%
Total deposits	$4,306,018	0.43%	$3,958,106	0.44%
Certificate of deposit accounts issued in amounts of $250,000 or more totaled $168.4 million and $222.2 million as of December 31, 2015 and 2014, respectively.
Interest expense on deposit balances is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Interest-bearing deposits:
NOW accounts	$179	$171	$173
Savings accounts	1,094	1,197	1,288
Money market accounts	6,935	7,846	8,220
Certificate of deposit accounts	9,272	7,846	9,092
Total interest-bearing deposits	$17,480	$17,060	$18,773
Related Party Deposits
Deposit accounts of directors, executive officers and their affiliates totaled $40.5 million and $16.1 million as of December 31, 2015 and 2014, respectively.
Collateral Pledged to Deposits
As of December 31, 2015 and 2014, $170.4 million and $93.0 million, respectively, of collateral was pledged for municipal deposits and TT&L (Treasury Tax and Loan Deposits).

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(12) Borrowed Funds
Borrowed funds are comprised of the following:

	At December 31,
	2015	2014
	(In Thousands)
Advances from the FHLBB	$861,866	$1,004,026
Subordinated debentures and notes	82,936	82,763
Other borrowed funds	38,227	39,615
Total borrowed funds	$983,029	$1,126,404
Interest expense on borrowed funds for the periods indicated is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Advances from the FHLBB	$9,950	$10,535	$10,886
Subordinated debentures and notes	5,001	1,740	439
Other borrowed funds	114	79	68
Total interest expense on borrowed funds	$15,065	$12,354	$11,393
Investment Securities and Loans Pledged as Collateral
As of December 31, 2015 and 2014, $2.3 billion and $2.1 billion, respectively, of investment securities and loans and leases, were pledged as collateral for repurchase agreements, swap agreements, FHLBB borrowings, and municipal deposits and TT&L (Treasury Tax and Loan Deposits). The Banks did not have any outstanding FRB borrowings as of December 31, 2015 and 2014.
FHLBB Advances
FHLBB advances mature as follows:

	At December 31,
	2015			2014
	Amount	Callable Amount	Weighted Average Rate	Amount	Callable Amount	Weighted Average Rate
	(Dollars in Thousands)
Within 1 year	$575,749	$30,599	0.70%	$583,000	$—	0.52%
Over 1 year to 2 years	228,422	114,922	1.89%	217,054	31,353	0.89%
Over 2 years to 3 years	36,476	10,038	2.46%	145,326	116,828	2.43%
Over 3 years to 4 years	5,342	—	2.17%	36,550	10,054	2.46%
Over 4 years to 5 years	91	—	2.04%	5,416	—	2.21%
Over 5 years	15,786	—	4.21%	16,680	—	4.18%
	$861,866	$155,559	1.16%	$1,004,026	$158,235	1.02%
Actual maturities of the advances may differ from those presented above since the FHLBB has the right to call certain advances prior to the scheduled maturity.
The FHLBB advances are secured by blanket pledge agreements which require the Banks to maintain certain qualifying assets as collateral. The Banks did not have any FRB borrowings as of December 31, 2015. Total available borrowing capacity

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

for advances from the FHLBB and FRB was $1.4 billion as of December 31, 2015 for the Banks. The total amount of qualifying collateral for FHLBB and FRB borrowings was $2.1 billion as of December 31, 2015.
Repurchase Agreements
Information concerning repurchase agreements is as follows for the periods indicated below:

	Year Ended December 31,
	2015	2014
	(Dollars In Thousands)
Outstanding at end of year	$38,227	$39,633
Average outstanding for the year	34,468	28,724
Maximum outstanding at any month-end	38,231	39,633
Weighted average rate at end of year	0.19%	0.16%
Weighted average rate paid for the year	0.33%	0.28%
Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by GSEs in the same amount. The obligations to repurchase the identical securities that were sold are reflected as liabilities and the securities remain in the asset accounts.
Subordinated Debentures and Notes
On September 15, 2014, the Company issued $75.0 million of 6.0% fixed-to-floating subordinated notes due September
15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	March 28, 2016	$4,725	$4,696
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	March 17, 2016	$4,589	$4,543
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,624	$73,524
The above carrying amounts of the acquired subordinated debentures included $0.7 million of accretion adjustments and $1.4 million of capitalized debt issuance costs as of December 31, 2015. This compares to $0.8 million of accretion adjustments and $1.5 million of capitalized debt issuance costs as of December 31, 2014.
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
The contract amounts reflect the extent of the involvement the Company has in particular classes of these instruments. Such commitments involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the counterparty

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

is represented by the fair value of the instruments. The Company uses the same policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At December 31,
	2015	2014
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$36,000	$107,179
Commercial	78,017	102,353
Residential mortgage	19,430	20,520
Unadvanced portion of loans and leases	648,291	629,351
Unused lines of credit:
Home equity	280,786	244,603
Other consumer	12,383	10,876
Other commercial	529	728
Unused letters of credit:
Financial standby letters of credit	12,389	16,762
Performance standby letters of credit	392	3,126
Commercial and similar letters of credit	821	50
Back-to-back interest rate swaps	490,632	109,362
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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.3 million as of December 31, 2015 and December 31, 2014, respectively.
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
The fair value of interest rate swap assets and liabilities was $8.7 million and $8.8 million, respectively, as of December 31, 2015. The fair value of interest rate swap assets and liabilities was $2.7 million and $2.7 million, respectively, as of December 31, 2014.
Lease Commitments

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The Company leases certain office space under various noncancellable operating leases. These leases have original terms ranging from 5 years to over 25 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions.
A summary of future minimum rental payments under such leases at the dates indicated follows:

Year ended December 31,	Minimum Rental Payments
(In Thousands)
2016	$4,933
2017	4,472
2018	4,071
2019	3,220
2020	2,664
Thereafter	13,521
Total	$32,881
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. Total rental expense was $5.5 million in 2015, which included $0.2 million in lease acceleration related to the sale of $255.2 million of the indirect automobile loan portfolio in March 2015. This compares to total rent expense of $6.5 million in 2014, which included $0.8 million in lease acceleration related to a relocation of an operations center and the closure of a branch property. In 2013, total rent expense was $5.2 million.
A portion of the Company's headquarters was rented to third-party tenants which generated rental income of $0.4 million in 2015 and 2014, respectively. Rental income was reported in non-interest income in the Company's consolidated statements of income.
Legal Proceedings
In the normal course of business, there are various outstanding legal proceedings. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.
(14) Earnings per Share ("EPS")
The following table is a reconciliation of basic EPS and diluted EPS:

	For the year ended December 31,
	2015		2014		2013
	Basic	Fully Diluted	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income*	$49,782	$49,782	$43,288	$43,288	$36,015	$36,015

Denominator:
Weighted average shares outstanding	70,098,561	70,098,561	69,945,028	69,945,028	69,808,164	69,808,164
Effect of dilutive securities	—	137,307	—	109,787	—	75,760
Adjusted weighted average shares outstanding	70,098,561	70,235,868	69,945,028	70,054,815	69,808,164	69,883,924

EPS *	$0.71	$0.71	$0.62	$0.62	$0.52	$0.52

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".
(15) Comprehensive Income/(Loss)
Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2015, 2014 and 2013, the Company’s other comprehensive income (loss) include the following two components: (i) unrealized holding gains (losses) on investment securities available-for-sale; and (ii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows for the periods indicated:

	Year Ended December 31, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive (Loss)/Income
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive (loss) income	(1,094)	240	(854)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)

	Year Ended December 31, 2014
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income/(Loss)
	(In Thousands)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)
Other comprehensive income (loss)	6,599	(306)	6,293
Balance at December 31, 2014	$(1,733)	$111	$(1,622)

	Year Ended December 31, 2013
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive Income
	(In Thousands)
Balance at December 31, 2012	$3,358	$125	$3,483
Other comprehensive (loss) income	(11,690)	292	(11,398)
Balance at December 31, 2013	$(8,332)	$417	$(7,915)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The following is a summary of the amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,			Income Statement Line Affected by Reclassification
	2015	2014	2013
	(In Thousands)
Other Comprehensive Income (Loss) Component

Unrealized gains on investment securities available-for-sale:
	$—	$65	$397	Gain on sales of securities,net
	—	(23)	(142)	Provision for income taxes
Total reclassifications for the period	$—	$42	$255	Net income
(16) Derivatives and Hedging Activities
The Company may use interest-rate contracts (swaps, caps and floors) as part of interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges as of December 31, 2015 and 2014.
Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain customers for a fee. The Company executes interest-rate swaps with commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer's fixed-rate loan payments for floating-rate loan payments. As the interest-rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company had 64 interest-rate swaps with an aggregate notional amount of $490.6 million and 22 interest-rate swaps with an aggregate notional amount of $109.4 million related to this program as of December 31, 2015 and 2014, respectively.
Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments as of December 31, 2015 and 2014.

	At December 31, 2015		At December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$8,656	$8,781	$2,676	$2,714

Changes in the fair value are recognized directly in the Company's unaudited consolidated statements of income and are included in other non-interest income in the consolidated statements of income. The table below presents the gain (loss) recognized in income due to changes in the fair value for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(In Thousands)
Gain (loss) recognized in income on derivatives	$86	$(8)

By using derivative financial instruments, the Company exposes itself to credit risk which is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that Management believes to be creditworthy and by limiting the amount of exposure to each counterparty by either cross collateralizing the underlying hedged loan or through bilateral posting of collateral to cover exposure. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties as of December 31, 2015 and 2014. The estimated net credit risk exposure for derivative financial instruments was $125.0 thousand and $38.0 thousand as of December 31, 2015, and 2014, respectively.
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral of $14.7 million and $5.4 million in the normal course of business as of December 31, 2015 and 2014, respectively.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	At December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$8,656	$—	$8,656	$—	$—	$8,656

Liability Derivatives	$8,781	$—	$8,781	$9,873	$4,790	$—

	At December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$2,676	$—	$2,676	$—	$—	$2,676

Liability Derivatives	$2,714	$—	$2,714	$4,173	$1,180	$—

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(17) Income Taxes
Income tax expense is comprised of the following amounts:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Current provision:
Federal *	$23,340	$20,862	$13,968
State *	4,774	5,299	4,298
Total current provision	28,114	26,161	18,266
Deferred provision (benefit):
Federal *	679	244	2,537
State *	560	(119)	(139)
Total deferred provision	1,239	125	2,398
Total provision for income taxes	$29,353	$26,286	$20,664
Total provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate 35.0% to income before tax expense as a result of the following:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Expected income tax expense at statutory federal tax rate *	$28,603	$25,049	$20,492
State taxes, net of federal income tax benefit *	3,467	3,377	2,713
Bank-owned life insurance	(367)	(369)	(383)
Tax-exempt interest income	(622)	(341)	(310)
Income attributable to noncontrolling interest in subsidiary	(994)	(831)	(768)
Tax credit—premises and equipment	—	—	(453)
Tax credits from investments in affordable housing projects *	(526)	(667)	(537)
Other, net *	(208)	68	(90)
Total provision for income taxes *	$29,353	$26,286	$20,664
Effective income tax rate *	35.9%	36.7%	35.3%

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.
The Company's effective tax rate was 35.9% as of December 31, 2015 compared to 36.7% as of December 31, 2014. The decrease in the Company's effective tax rate from 2014 was primarily driven by investments in municipal bonds and the formation of a new security corporation in Massachusetts.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the dates indicated are as follows:

	At December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$22,741	$21,770
Acquisition fair value adjustments	606	3,066
Unrealized loss on investment securities available-for-sale	1,577	1,086
Retirement and postretirement benefits	4,677	4,794
Deferred compensation	4,966	3,686
Net operating loss and contribution carryovers	1,335	1,614
Nonaccrual interest	352	814
Restricted stock and stock option plans	812	708
Accrued expenses	387	407
Alternative minimum tax credits	31	31
Other	103	63
Total gross deferred tax assets	37,587	38,039
Deferred tax liabilities:
Identified intangible assets and goodwill	5,392	6,311
Depreciation	2,957	2,740
Deferred loan origination costs, net	2,218	930
Unrecognized gain relating to postretirement obligation	203	70
Other *	—	301
Total gross deferred tax liabilities	10,770	10,352
Net deferred tax asset	$26,817	$27,687
(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01.
As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of $3.7 million which are available to offset future federal taxable income, if any, through 2020. In addition, the Company has alternative minimum tax credit carryforwards of $31.0 thousand, which are available to reduce future federal income taxes, if any, over an indefinite period. According to Section 382 of the Internal Revenue Code, the net operating loss carryforwards and credit are subject to an annual limitation of $0.9 million.
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
The Company did not have any unrecognized tax benefits accrued as income tax receivables or as deferred tax items as of December 31, 2015 and 2014.
The Company files U.S. federal and state income tax returns. As of December 31, 2015, the Company is subject to examination by the Internal Revenue Service and Massachusetts and Rhode Island tax authorities for tax years after

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

December 31, 2011. As of December 31, 2015, the Company is also subject to examination for several other state tax authorities for tax years after December 31, 2009.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(18) Stockholders' Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of serial preferred stock, par value $0.01 per share, from time to time in one or more series subject to limitations of law. The Board of Directors is authorized to fix the designations, powers, preferences, limitations and rights of the shares of each such series. As of December 31, 2015, there were no shares of preferred stock issued.
Capital Distributions and Restrictions Thereon
The Company is a legal entity separate and distinct from each of the Banks and Brookline Securities Corp. The Company's primary source of revenue is dividends paid to it by the Banks and Brookline Securities Corp.
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
The FRB also has the authority to use its enforcement powers to prohibit the Banks from paying dividends to the Company if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations, including the Massachusetts Division of Banks in the case of Brookline Bank and First Ipswich, and the Banking Division of the Rhode Island Department of Business Regulation in the case of BankRI.
Common Stock Repurchases
In 2015, 2014 and 2013, no shares of the Company's common stock were repurchased by the Company. On October 29, 2014, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of fourteen months ending on December 31, 2015. As of December 31, 2015, no shares were repurchased under the stock repurchase program.
On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to acquire up to $10.0 million of total outstanding shares of the Company's common stock over a period of twelve months ending on January 31, 2017. Repurchases may be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. There is no guarantee as to the exact number of shares, if any, to be repurchased by the Company.
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
Accordingly, retained earnings of the Company are deemed to be restricted up to the balance of the liquidation account. The liquidation account balance is reduced annually to the extent that eligible depositors have reduced their qualifying deposits as of each anniversary date. Subsequent increases in deposit account balances do not restore an account holder's interest in the liquidation account
The liquidation account totaled $16.6 million (unaudited), $18.4 million (unaudited), and $20.6 million (unaudited) at
December 31, 2015, 2014 and 2013, respectively.
(19) Regulatory Capital Requirements

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

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
The FRB has promulgated regulations imposing minimum capital requirements for bank holding companies and state member banks as well as prompt corrective action regulations for state member banks that implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt corrective action regulations in effect as of December 31, 2015, a bank is "well-capitalized" if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 8.0% or greater; (3) a common equity Tier 1 capital ratio of 6.5% or greater; (4) a Tier 1 leverage ratio of 5.0% or greater; and (5) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, the Company and each of the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, the prompt corrective action rules applicable to state member banks establish a framework of supervisory actions for state member banks that are not at least adequately capitalized. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Bank holding companies are not subject to prompt corrective action requirements. However, a bank holding company is considered "well capitalized" for purpose of the FRB's Regulation Y (which can affect eligibility for expedited application processes to make acquisitions and engage in new activities) if the bank holding company maintains on a consolidated basis a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and is not subject to any written agreement under capital directive or prompt correction action directive issued by the FRB to meet and maintain a specific capital level for any capital measure.
As of December 31, 2015, the Company, Brookline Bank, BankRI and First Ipswich met all applicable minimum capital requirements and the banks were considered "well-capitalized" by their respective regulators. The Company's and the Banks' actual and required capital amounts and ratios are as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered "Well-Capitalized" Under Prompt Corrective Action Rules
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2015:
Brookline Bancorp, Inc.
Common equity Tier 1 capital ratio	(1)	$530,505	10.62%	$225,214	4.50%	N/A	N/A
Tier 1 leverage capital ratio	(2)	545,035	9.37%	231,930	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	545,035	10.91%	300,019	6.00%	N/A	N/A
Total risk-based capital ratio	(4)	676,709	13.54%	401,013	8.00%	N/A	N/A
Brookline Bank
Common equity Tier 1 capital ratio	(1)	$374,002	11.89%	$141,548	4.50%	$204,459	6.50%
Tier 1 leverage capital ratio	(2)	380,003	10.78%	141,003	4.00%	176,254	5.00%
Tier 1 risk-based capital ratio	(3)	380,003	12.08%	188,743	6.00%	251,658	8.00%
Total risk-based capital ratio	(4)	417,270	13.27%	251,557	8.00%	314,446	10.00%
BankRI
Common equity Tier 1 capital ratio	(1)	$171,967	10.63%	$72,799	4.50%	$105,154	6.50%
Tier 1 leverage capital ratio	(2)	171,967	8.51%	80,831	4.00%	101,038	5.00%
Tier 1 risk-based capital ratio	(3)	171,967	10.63%	97,065	6.00%	129,420	8.00%
Total risk-based capital ratio	(4)	189,953	11.74%	129,440	8.00%	161,800	10.00%
First Ipswich
Common equity Tier 1 capital ratio	(1)	$32,831	13.87%	$10,652	4.50%	$15,386	6.50%
Tier 1 leverage capital ratio	(2)	32,831	9.26%	14,182	4.00%	17,727	5.00%
Tier 1 risk-based capital ratio	(3)	32,831	13.87%	14,202	6.00%	18,936	8.00%
Total risk-based capital ratio	(4)	35,617	15.05%	18,933	8.00%	23,666	10.00%

At December 31, 2014:
Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(2)	$504,964	9.01%	$224,179	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	504,964	10.55%	191,456	4.00%	N/A	N/A
Total risk-based capital ratio	(4)	633,421	13.24%	382,732	8.00%	N/A	N/A
Brookline Bank
Tier 1 leverage capital ratio	(2)	$336,513	9.60%	$140,214	4.00%	$175,267	5.00%
Tier 1 risk-based capital ratio	(3)	336,513	10.72%	125,565	4.00%	188,347	6.00%
Total risk-based capital ratio	(4)	373,312	11.90%	250,966	8.00%	313,708	10.00%
BankRI
Tier 1 leverage capital ratio	(2)	$150,403	8.43%	$71,366	4.00%	$89,207	5.00%
Tier 1 risk-based capital ratio	(3)	150,403	10.70%	56,225	4.00%	84,338	6.00%
Total risk-based capital ratio	(4)	166,135	11.82%	112,443	8.00%	140,554	10.00%
First Ipswich
Tier 1 leverage capital ratio	(2)	$29,962	9.27%	$12,929	4.00%	$16,161	5.00%
Tier 1 risk-based capital ratio	(3)	29,962	12.40%	9,665	4.00%	14,498	6.00%
Total risk-based capital ratio	(4)	32,375	13.40%	19,328	8.00%	24,160	10.00%
_______________________________________________________________________________

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(1)
Common equity tier 1 capital ratio is calculated by dividing common equity Tier 1 capital by risk-weighted assets. The ratio was established as part of the implementation of Basel III, effective January 1, 2015.

(2)	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

(3)	Tier 1 risk-based capital ratio is calculated by dividing Tier 1 capital by risk-weighted assets.

(4)	Total risk-based capital ratio is calculated by dividing total capital by risk-weighted assets.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(20) Employee Benefit Plans
Postretirement Benefits
Postretirement benefits are provided for part of the annual expense of health insurance premiums for certain retired employees and their dependents. No contributions are made by the Company to invest in assets allocated for the purpose of funding this benefit obligation.
The following table presents the components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net periodic benefit expense:
Service cost	$55	$45	$61
Interest cost	49	47	47
Prior service credit	(21)	(21)	(21)
Actuarial gain	(20)	(40)	(16)
Net periodic benefit expense	$63	$31	$71
Changes in postretirement benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	$374	$(477)	$489
Prior service credit	(21)	(21)	(21)
Total pre-tax changes in postretirement benefit obligation recognized in other comprehensive income	$353	$(498)	$468
The discount rate used to determine the actuarial present value of projected postretirement benefit obligations was 4.35% in 2015, 4.00% in 2014 and 4.9% in 2013. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is $54.0 thousand. The liability for the postretirement benefits included in accrued expenses and other liabilities was $1.2 million as of December 31, 2015 and $1.6 million as of December 31, 2014.
The actual health care trend used to measure the accumulated postretirement benefit obligation in 2015 for plan participants below age 65 and for plan participants over age 65 was 7.4% and 5.0%, respectively. In 2014, the rate for plan participants below age 65 and for plan participants over age 65 was 6.6% and less than zero percent, respectively. In 2015, there was a lower than expected increase in per capita medical expenses as compared to 2014, which created a smaller gap in the health care trend range. The rates to be used in 2016 through 2020 are expected to be in the range of 6.9% to 5.9% and to decline gradually thereafter to 5.1%. Assumed health care trend rates may have a significant effect on the amounts reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Effect on total service and interest cost components of net periodic postretirement benefit costs	$26	$(24)
Effect on the accumulated postretirement benefit obligation	268	(208)
401(k) Plans
The Company administers one 401(k) plan (the "Plan"), which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code. Each employee, excluding temporary employees, who has attained the age of 21 is eligible to participate in the plan by making voluntary contributions, subject to certain limits based on federal tax laws. In the Plan, the Company makes a matching contribution of the amount contributed by eligible employees, up

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

to 5% of the employee's yearly compensation. Contributions to the Plan are subject to certain limits based on federal tax laws. Expenses associated with the plans were $2.3 million in 2015, $2.4 million in 2014, and $2.0 million in 2013.
Nonqualified Deferred Compensation Plan
The Company also maintains a Nonqualified Deferred Compensation Plan (the "Nonqualified Plan") under which certain participants may contribute the amounts they are precluded from contributing to the Company's 401(k) plan because of the qualified plan limitations, and additional compensation deferrals that may be advantageous for personal income tax or other planning reasons. Expenses associated with the Nonqualified Plan were nominal in 2015, 2014 and 2013. Accrued liabilities associated with the Nonqualified Plan in 2015, 2014, and 2013 were $0.2 million, $0.3 million, and $0.4 million, respectively.
Supplemental Executive Retirement Agreements
The Company acquired two Supplemental Executive Retirement Plans (the "SERPs") as part of its acquisition of BankRI. The Company maintains the SERPs for certain senior executives under which participants are entitled to an annual retirement benefit. As of December 31, 2015, there are 13 participants in the SERPs. The Company funded a Rabbi Trust to provide a partial funding source for the Company's liabilities under the SERPs. The Company records annual amounts related to the SERPs based on an actuarial calculation. Actuarial gains and losses are reflected immediately in the statement of income.
Total expenses for benefits payable under the SERPs for the years ended December 31, 2015, and 2014 were $0.1 million and $1.9 million, respectively. Aggregate benefits payable included in accrued expenses and other liabilities as of December 31, 2015 and 2014 were $11.2 million and $11.6 million, respectively.
The nominal discount rate used to determine the actuarial present value of projected benefits under the agreements was 4.3% and 4.0% in the year 2015 and 2014, respectively.
Employee Stock Ownership Plan
Brookline Bank established an Employee Stock Ownership Plan ("ESOP") on November 1, 1997. The Company's ESOP loan to Brookline Bank to purchase 546,986 shares of Company common stock is payable in quarterly installments over 30 years, bears interest at 8.50% per annum, matures December 31, 2021, and can be prepaid without penalty. The loan is repaid to the Company in the form of cash contributions from Brookline Bank, subject to federal tax law limits. The outstanding balance of the loan as of December 31, 2015 and 2014, was $1.8 million and $2.0 million, respectively, and is eliminated in consolidation.
Shares of common stock used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. The ESOP was amended in 2015 to permit all eligible participants in the ESOP as of July 1, 2015 or any eligible participants after July 1, 2015 to be fully vested in the ESOP upon the date of eligibility.
Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unallocated shares of common stock are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.
As of December 31, 2015 and 2014, the ESOP held 213,066 and 251,382 unallocated shares, respectively at an aggregate cost of $1.1 million and $1.3 million, respectively. The market value of such shares as of December 31, 2015 and 2014 was $2.5 million and $2.5 million, respectively. Compensation and employee benefits expense related to the ESOP was $0.4 million in 2015, 2014, and 2013, respectively, based on the commitment to release to eligible employees 38,316 shares in 2015, 40,284 shares in 2014 and 42,252 shares in 2013.
Recognition and Retention Plans
As of December 31, 2015, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan ("2011 RSA") with 500,000 authorized shares and the 2014 Equity Incentive Plan ("2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group comprised of financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on tangible equity, asset quality and total stockholder return (share price appreciation from date of award plus dividends paid as a percent of the Company's common stock share price on the date of award). If a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
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
Total expense for the Plans was $1.4 million in 2015, $1.2 million in 2014 and 2013, respectively. Total income tax benefits on vested awards was $0.3 million in 2015, $0.4 million in 2014, and $0.2 million in 2013. Dividends paid on unvested RRP shares, which are recognized as compensation expense, were $0.1 million in 2015, $0.2 million in 2014, and $30.0 thousand in 2013.
Activity under the recognition and retention plans was as follows:

	Restricted Stock Awards Outstanding	Weighted Average Price per Share
	(Dollars in Thousands, Except Per Share Amounts)
Recognition and Retention Plans:
Outstanding at December 31, 2014	419,702	$9.17
Granted	247,790	11.36
Vested	(126,193)	9.02
Forfeited / Canceled	(55,264)	8.66
Outstanding at December 31, 2015	486,035	$10.37
Unrecognized compensation cost			$3,045
Weighted average remaining recognition period (months)			28
Stock Option Plans
The Company has an active equity incentive plan, the 2014 Plan. The prior plans, the "2003 Option Plan" and the "1999 Option Plan" were terminated on October 16, 2013 and April 19, 2009, respectively. The 2014 plan is an omnibus plan from which the Company may award shares of restricted stock or stock options among other types of awards. Under all the stock option plans, shares of the Company's common stock were reserved for issuance to directors, employees, consultants and non-employee directors of the Company. Shares issued upon the exercise of a stock option may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance under the plans.
The exercise price of options awarded is the fair market value of the common stock of the Company on the date the award is made. Certain of the options include a reload feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered. If an individual to whom a stock option was granted ceases to maintain continuous service by reason of normal retirement, death or disability, or following a change in control, all options and rights granted and not fully exercisable become exercisable in full upon the happening of such an event and shall remain exercisable for a period ranging from 3 months to 5 years.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

No options were granted in 2015, 2014, or 2013. There was no expense for the stock option plans in 2015, 2014, and 2013. In accordance with the terms of the Plans, no dividend equivalent rights were paid to holders of unexercised vested options in 2015, 2014 or 2013.
Activity under the option plans was as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Term (In Years)
	(Dollars in Thousands, Except Per Share Amounts)
Employee Stock Options:
Outstanding at December 31, 2014	227,345	$10.43
Granted	—	—
Exercised	—	—
Forfeited / Canceled	—	—
Outstanding at December 31, 2015	227,345	$10.43	$—	3.7
Exercisable at December 31, 2015	227,345	$10.43	$—	3.7

(21) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during 2015 and 2014.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Carrying Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$40,627	$—	$40,627
GSE CMOs	—	193,816	—	193,816
GSE MBSs	—	229,881	—	229,881
SBA commercial loan asset-backed securities	—	147	—	147
Corporate debt obligations	—	46,486	—	46,486
Trust preferred securities	—	1,267	—	1,267
Total debt securities	—	512,224	—	512,224
Marketable equity securities	977	—	—	977
Total investment securities available-for-sale	$977	$512,224	$—	$513,201
Interest-rate swaps	$—	$8,656	$—	$8,656
Liabilities:
Interest-rate swaps	$—	$8,781	$—	$8,781

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

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
Investment Securities Available-for-Sale
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of December 31, 2015 and December 31, 2014, no investment securities were valued using pricing models included in Level 3.
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
Interest-Rate Swaps
The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 16, "Derivatives and Hedging Activities."
The reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2014:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Investment securities available-for-sale, beginning of year	$—	$1,775	$2,917
Investment security sales	—	(1,658)	—
Principal paydowns and other	—	—	(1,150)
Total realized losses included in other income	—	(242)	—
Total unrealized gains included in other comprehensive income	—	125	8
Investment securities available-for-sale, end of year	$—	$—	$1,775
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2015 or 2014.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and 2014 are summarized below:

	Carrying Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,137	$12,137
OREO	—	—	729	729
Repossessed assets	—	614	—	614
Total assets measured at fair value on a non-recurring basis	$—	$614	$12,866	$13,480

	Carrying Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$6,376	$6,376
OREO	—	—	953	953
Repossessed assets	—	503	—	503
Total assets measured at fair value on a non-recurring basis	$—	$503	$7,329	$7,832
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
December 31, 2015, 2014, 2013

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

	Fair Value		Valuation Technique
	At December 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$12,137	$6,376	Appraisal of collateral (1)
Other real estate owned	$729	$953	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At December 31, 2015
Financial assets:
Investment securities held-to-maturity:
GSE	$34,915	$34,819	$—	$34,819	$—
GSE MBSs	19,291	18,986	—	18,986	—
Municipal Obligations	39,051	39,390	—	39,390	—
Foreign Government Obligations	500	500	—	—	500
Loans held-for-sale	13,383	13,383	—	13,383	—
Loans and leases, net	4,938,801	4,857,060	—	—	4,857,060
Financial liabilities:
Certificates of deposit	1,087,872	1,091,906	—	1,091,906	—
Borrowed funds	983,029	981,349	—	981,349	—
At December 31, 2014
Financial assets:
Investment securities held-to-maturity	$500	$500	$—	$—	$500
Loans held-for-sale	1,537	1,537	—	1,537	—
Loans and leases, net	4,768,948	4,753,605	—	—	4,753,605
Financial liabilities:
Certificates of deposit	946,708	949,320	—	949,320	—
Borrowed funds	1,126,404	1,132,940	—	1,132,940	—
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
Loans and Leases
The fair values of performing loans and leases was estimated by segregating the portfolio into its primary loan and lease categories—commercial real estate mortgage, multi-family mortgage, construction, commercial, equipment financing, condominium association, indirect automobile, residential mortgage, home equity and other consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed / variable) and payment status (current / past-due). The Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments. This method of estimating fair value does not incorporate the exit price concept of fair value.
Deposits

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

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
(22) Condensed Parent Company Financial Statements
Condensed Parent Company Balance Sheets as of December 31, 2015 and 2014 and Statements of Income for the years ended December 31, 2015, 2014 and 2013 are as follows. The Statement of Stockholders' Equity is not presented below as the parent company's stockholders' equity is that of the consolidated company.
Balance Sheets

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	At December 31,
	2015	2014
	(In Thousands)
ASSETS
Cash and due from banks	$590	$3,293
Short-term investments	27,513	49,008
Total cash and cash equivalents	28,103	52,301
ESOP loan to Brookline Bank	1,752	2,002
Restricted equity securities	100	100
Premises and equipment, net	9,040	11,026
Investment in subsidiaries, at equity	681,504	628,531
Goodwill	35,267	35,267
Other assets *	2,631	4,366
Total assets *	$758,397	$733,593
LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds	$82,936	$82,745
Deferred tax liability	435	721
Accrued expenses and other liabilities	7,541	8,309
Total liabilities	90,912	91,775

Stockholders' equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	616,899	617,475
Retained earnings, partially restricted *	109,675	84,860
Accumulated other comprehensive loss	(2,476)	(1,622)
Treasury stock, at cost; 4,861,554 shares and 5,040,571 shares, respectively	(56,208)	(58,282)
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP"); 213,066 shares and 251,382 shares, respectively	(1,162)	(1,370)
Total Brookline Bancorp, Inc. stockholders' equity *	667,485	641,818
Total liabilities and stockholders' equity *	$758,397	$733,593

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 10, "Other Assets".

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Interest and dividend income:
Dividend income from subsidiaries	$—	$24,700	$30,000
Marketable and restricted equity securities	97	—	—
ESOP loan to Brookline Bank	162	183	205
Total interest and dividend income	259	24,883	30,205
Interest expense:
Borrowed funds	5,063	1,746	442
Net interest income	(4,804)	23,137	29,763
Non-interest income:
Other	5	—	—
Total non-interest income	5	—	—
Non-interest expense:
Compensation and employee benefits	205	2,357	2,305
Occupancy	22	38	16
Equipment and data processing	687	1,499	4,263
Directors' fees	688	656	590
Franchise taxes	113	252	223
Insurance	490	472	352
Professional services(1)	185	(113)	583
Other(2)	(1,289)	751	2,040
Total non-interest expense	1,101	5,912	10,372
Income before income taxes	(5,900)	17,225	19,391
Credit for income taxes	(1,854)	(2,705)	(4,035)
Income before equity in undistributed income of subsidiaries	(4,046)	19,930	23,426
Equity in undistributed income of subsidiaries	53,828	23,358	12,589
Net income	$49,782	$43,288	$36,015

(1) The Parent Company received a net benefit in 2014 from the intercompany allocation of expense that is eliminated in consolidation.
(2) The Parent Company received a net benefit in 2015 from the intercompany allocation of expense that is eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income attributable to parent company	$49,782	$43,288	$36,015
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in undistributed income of subsidiaries	(53,828)	(23,358)	(12,589)
Depreciation of premises and equipment	2,728	2,563	1,810
Amortization of debt issuance costs	100	29	—
Other operating activities, net	2,479	(30,822)	14,745
Net cash provided from (used for) operating activities	1,261	(8,300)	39,981
Cash flows from investing activities:
Repayment of ESOP loan by Brookline Bank	250	250	250
Purchase of premises and equipment	(742)	(1,739)	(5,458)
Net cash used for investing activities	(492)	(1,489)	(5,208)
Cash flows from financing activities:
Decrease in demand deposit, NOW, savings and money market accounts	—	—	(41)
Proceeds from issuance of subordinated notes	—	73,495	—
Repayment of subordinated debentures	—	—	(3,000)
Payment of dividends on common stock	(24,967)	(23,876)	(23,841)
Net cash (used for) provided from used for financing activities	(24,967)	49,619	(26,882)
Net (decrease) increase in cash and cash equivalents	(24,198)	39,830	7,891
Cash and cash equivalents at beginning of year	52,301	12,471	4,580
Cash and cash equivalents at end of year	$28,103	$52,301	$12,471

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

(23) Quarterly Results of Operations (Unaudited)

	2015 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$58,448	$56,687	$55,166	$56,609
Interest expense	8,370	8,100	7,994	8,081
Net interest income	50,078	48,587	47,172	48,528
Provision for credit losses	1,520	1,755	1,913	2,263
Net interest income after provision for credit losses	48,558	46,832	45,259	46,265
Loan level derivative income	1,556	900	941	—
Gain on sale of loans and leases held-for-sale	614	446	279	869
Other non-interest income	3,893	3,438	3,647	3,601
Amortization of identified intangible assets	(724)	(725)	(724)	(738)
Other non-interest expense	(31,605)	(30,545)	(29,728)	(30,588)
Income before provision for income taxes	22,292	20,346	19,674	19,409
Provision for income taxes	8,237	6,897	7,115	7,104
Net income	14,055	13,449	12,559	12,305
Less net income attributable to noncontrolling interest in subsidiary	728	561	694	602
Net income attributable to Brookline Bancorp, Inc.	$13,327	$12,888	$11,865	$11,703
Earnings per share:
Basic	$0.19	$0.18	$0.17	$0.17
Diluted	0.19	0.18	0.17	0.17
Average common shares outstanding:
Basic	70,177,382	70,129,056	70,049,829	70,036,090
Diluted	70,318,657	70,240,020	70,215,850	70,164,105
Common stock price:
High	$11.89	$11.66	$11.54	$10.05
Low	10.19	10.09	10.10	9.29
Dividends per share	$0.090	$0.090	$0.090	$0.085

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, 2013

	2014 Quarters
	Fourth	Third	Second	First
	(Dollars in Thousands Except Per Share Data)
Interest and dividend income	$55,826	$54,616	$53,346	$54,694
Interest expense	8,250	7,292	6,912	6,960
Net interest income	47,576	47,324	46,434	47,734
Provision for credit losses	1,724	2,034	2,276	2,443
Net interest income after provision for credit losses	45,852	45,290	44,158	45,291
Loan level derivative income	562	322	62	—
Gain on sales of investment securities, net	78	—	(13)	—
Gain on sales of loans and leases held-for-sale	368	564	92	627
Other non-interest income	3,533	5,303	3,681	5,001
Amortization of identified intangible assets	(827)	(828)	(827)	(861)
Other non-interest expense	(31,628)	(31,086)	(30,388)	(32,715)
Income before provision for income taxes	17,938	19,565	16,765	17,343
Provision for income taxes	6,586	7,163	6,158	6,379
Net income	11,352	12,402	10,607	10,964
Less net income attributable to noncontrolling interest in subsidiary	477	662	476	422
Net income attributable to Brookline Bancorp, Inc.	$10,875	$11,740	$10,131	$10,542
Earnings per share:
Basic	$0.16	$0.17	$0.15	$0.15
Diluted	0.16	0.17	0.14	0.15
Average common shares outstanding:
Basic	70,024,495	69,989,909	69,886,576	69,875,473
Diluted	70,130,243	70,088,987	70,012,377	69,983,999
Common stock price:
High	$10.15	$9.51	$9.63	$9.70
Low	8.56	8.55	8.83	8.66
Dividends per share	$0.085	$0.085	$0.085	$0.085