Form 10-K/A
period 2015-12-31
BROOKLINE BANCORP INC
filed 2016-03-02
CIK 1049782

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Form 10-K”), by Brookline Bancorp, Inc. (the “Company”). The sole purpose of this Amendment is to re-file Exhibit 23 due to the inadvertent omission of the electronic signature of the Company’s independent registered public accounting firm.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC.

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