Form 10-Q
period 2016-03-31
BROOKLINE BANCORP INC
filed 2016-05-09
CIK 1049782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 9, 2016, the number of shares of common stock, par value $0.01 per share, outstanding was 70,398,186.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Balance Sheets

	At March 31, 2016	At December 31, 2015
ASSETS	(In Thousands Except Share Data)
Cash and due from banks	$31,127	$28,753
Short-term investments	42,795	46,736
Total cash and cash equivalents	73,922	75,489
Investment securities available-for-sale	536,182	513,201
Investment securities held-to-maturity (fair value of $84,290 and $93,695)	83,409	93,757
Total investment securities	619,591	606,958
Loans and leases held-for-sale	3,190	13,383
Loans and leases:
Commercial real estate loans	2,766,398	2,664,394
Commercial loans and leases	1,398,639	1,374,296
Indirect automobile loans	11,220	13,678
Consumer loans	954,188	943,172
Total loans and leases	5,130,445	4,995,540
Allowance for loan and lease losses	(58,606)	(56,739)
Net loans and leases	5,071,839	4,938,801
Restricted equity securities	65,438	66,117
Premises and equipment, net of accumulated depreciation of $53,505 and $51,722, respectively	77,128	78,156
Deferred tax asset	24,181	26,817
Goodwill	137,890	137,890
Identified intangible assets, net of accumulated amortization of $29,784 and $29,149, respectively	9,998	10,633
Other real estate owned ("OREO") and repossessed assets, net	565	1,343
Other assets	97,288	86,751
Total assets	$6,181,030	$6,042,338
LIABILITIES AND EQUITY
Deposits:
Non-interest-bearing deposits:
Demand checking accounts	$793,195	$799,117
Interest-bearing deposits:
NOW accounts	286,920	283,972
Savings accounts	555,843	540,788
Money market accounts	1,649,348	1,594,269
Certificate of deposit accounts	1,108,150	1,087,872
Total interest-bearing deposits	3,600,261	3,506,901
Total deposits	4,393,456	4,306,018
Borrowed funds:
Advances from the Federal Home Loan Bank of Boston ("FHLBB")	905,953	861,866
Subordinated debentures and notes	82,978	82,936
Other borrowed funds	39,378	38,227
Total borrowed funds	1,028,309	983,029
Mortgagors’ escrow accounts	7,905	7,516
Accrued expenses and other liabilities	64,566	72,289
Total liabilities	5,494,236	5,368,852

Commitments and contingencies (Note 12)

Stockholders' Equity:
Brookline Bancorp, Inc. stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,445 shares issued	757	757
Additional paid-in capital	617,477	616,899
Retained earnings, partially restricted	116,151	109,675
Accumulated other comprehensive income/(loss)	3,352	(2,476)
Treasury stock, at cost; 4,861,554 shares and 4,861,554 shares, respectively	(56,208)	(56,208)
Unallocated common stock held by the Employee Stock Ownership Plan ("ESOP"); 203,973 shares and 213,066 shares, respectively	(1,112)	(1,162)
Total Brookline Bancorp, Inc. stockholders’ equity	680,417	667,485
Noncontrolling interest in subsidiary	6,377	6,001
Total stockholders' equity	686,794	673,486
Total liabilities and stockholders' equity	$6,181,030	$6,042,338

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2016	2015
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$54,247	$53,381
Debt securities	2,932	2,683
Marketable and restricted equity securities	680	524
Short-term investments	39	21
Total interest and dividend income	57,898	56,609

Interest expense:
Deposits	4,745	4,304
Borrowed funds	3,950	3,777
Total interest expense	8,695	8,081

Net interest income	49,203	48,528
Provision for credit losses	2,378	2,263
Net interest income after provision for credit losses	46,825	46,265

Non-interest income:
Deposit fees	2,145	2,066
Loan fees	330	342
Loan level derivative income, net	1,629	—
Gain on sales of loans and leases held-for-sale	905	869
Other	1,460	1,193
Total non-interest income	6,469	4,470

Non-interest expense:
Compensation and employee benefits	18,727	17,524
Occupancy	3,526	3,472
Equipment and data processing	3,714	4,020
Professional services	966	1,094
FDIC insurance	878	867
Advertising and marketing	861	748
Amortization of identified intangible assets	635	738
Other	2,746	2,863
Total non-interest expense	32,053	31,326

Income before provision for income taxes	21,241	19,409
Provision for income taxes	7,599	7,104
Net income before noncontrolling interest in subsidiary	13,642	12,305

Less net income attributable to noncontrolling interest in subsidiary	830	602
Net income attributable to Brookline Bancorp, Inc.	$12,812	$11,703

Earnings per common share:
Basic	$0.18	$0.17
Diluted	0.18	0.17

Weighted average common shares outstanding during the period:
Basic	70,186,921	70,036,090
Diluted	70,343,408	70,164,105

Dividends declared per common share	$0.090	$0.085

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net income before noncontrolling interest in subsidiary	$13,642	$12,305

Other comprehensive income, net of taxes:

Investment securities available-for-sale:
Unrealized securities holding gains	9,074	5,371
Income tax expense	(3,246)	(2,002)
Net unrealized securities holding gains	5,828	3,369

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	—
Income tax expense	—	—
Net adjustment of accumulated obligation for postretirement benefits	—	—

Other comprehensive income, net of taxes	5,828	3,369

Comprehensive income	19,470	15,674
Net income attributable to noncontrolling interest in subsidiary	830	602
Comprehensive income attributable to Brookline Bancorp, Inc.	$18,640	$15,072

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	(In Thousands Except Share Data)
Balance at December 31, 2015	$757	$616,899	$109,675	$(2,476)	$(56,208)	$(1,162)	$667,485	$6,001	$673,486

Net income attributable to Brookline Bancorp, Inc.	—	—	12,812	—	—	—	12,812	—	12,812

Net income attributable to noncontrolling interest in subsidiary	—		—	—	—	—	—	830	830

Issuance of noncontrolling units	—	—	—	—	—	—	—	76	76

Other comprehensive income	—	—	—	5,828	—	—	5,828	—	5,828

Common stock dividends of $0.09 per share	—	—	(6,336)	—	—	—	(6,336)	—	(6,336)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(530)	(530)

Compensation under recognition and retention plans	—	529	—	—	—	—	529	—	529

Common stock held by ESOP committed to be released (9,093 shares)	—	49	—		—	50	99	—	99

Balance at March 31, 2016	$757	$617,477	$116,151	$3,352	$(56,208)	$(1,112)	$680,417	$6,377	$686,794

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Equity (Continued)
Three Months Ended March 31, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Unallocated Common Stock Held by ESOP	Total Brookline Bancorp, Inc. Stockholders’ Equity*	Noncontrolling Interest in Subsidiary	Total Equity*
	(In Thousands Except Share Data)
Balance at December 31, 2014	$757	$617,475	$84,860	$(1,622)	$(58,282)	$(1,370)	$641,818	$4,787	$646,605

Net income attributable to Brookline Bancorp, Inc.	—	—	11,703	—	—	—	11,703	—	11,703

Net income attributable to noncontrolling interest in subsidiary	—	—	—	—	—	—	—	602	602

Issuance of noncontrolling units	—	—	—	—	—	—	—	—	—

Other comprehensive income	—	—	—	3,369	—	—	3,369	—	3,369

Common stock dividends of $0.085 per share	—	—	(5,974)	—	—	—	(5,974)	—	(5,974)

Dividend to owners of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(742)	(742)

Compensation under recognition and retention plans	—	329	—	—	(19)	—	310	—	310

Common stock held by ESOP committed to be released (9,579 shares)	—	41	—	—	—	52	93	—	93

Balance at March 31, 2015	$757	$617,845	$90,589	$1,747	$(58,301)	$(1,318)	$651,319	$4,647	$655,966

(*) Previously reported amounts prior to January 1, 2015 have been restated to reflect a retrospective change in accounting principle for investments in qualified affordable housing projects, in accordance with ASU 2014-01. Refer to Note 8, "Investments in Qualified Affordable Projects".

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income attributable to Brookline Bancorp, Inc.	$12,812	$11,703
Adjustments to reconcile net income to net cash provided from operating activities:
Net income attributable to noncontrolling interest in subsidiary	830	602
Provision for credit losses	2,378	2,263
Origination of loans and leases held-for-sale	(11,949)	(5,185)
Proceeds from loans and leases held-for-sale, net (1)	12,323	6,283
Deferred income tax expense	(611)	(149)
Depreciation of premises and equipment	1,783	1,792
Amortization of investment securities premiums and discounts, net	500	509
Amortization of deferred loan and lease origination costs, net	1,453	1,860
Amortization of identified intangible assets	635	738
Amortization of debt issuance costs	25	25
Accretion of acquisition fair value adjustments, net	(789)	(1,875)
Gain on sales of loans and leases held-for-sale	(905)	(869)
Loss on sales of OREO and repossessed assets, net	(7)	—
Write-down of OREO and repossessed assets	45	38
Compensation under recognition and retention plans	570	366
ESOP shares committed to be released	99	93
Net change in:
Cash surrender value of bank-owned life insurance	(259)	(263)
Other assets	(10,278)	1,216
Accrued expenses and other liabilities	(8,332)	(10,525)
Net cash provided from operating activities (1)	323	8,622

Cash flows from investing activities:
Proceeds from maturities, calls and principal repayments of investment securities available-for-sale	27,639	19,974
Purchases of investment securities available-for-sale	(41,985)	(29,466)
Proceeds from maturities, calls, and principal repayments of investment securities held-to-maturity	13,784	—
Purchases of investment securities held-to-maturity	(3,496)	—
Proceeds from redemption of restricted equity securities	679	—
Proceeds from sales of loans and leases held-for-investment, net (1)	23,116	267,164
Net increase in loans and leases (1)	(149,323)	(83,176)
Proceeds from sales of OREO and repossessed assets (1)	1,547	2,647
Purchase of premises and equipment, net	(796)	(466)
Net cash (used for) provided from investing activities (1)	(128,835)	176,677
		(Continued)

BROOKLINE BANCORP, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash flows from financing activities:
Increase in demand checking, NOW, savings and money market accounts	67,160	51,817
Increase in certificates of deposit	20,302	104,915
Proceeds from FHLBB advances	2,244,237	1,587,500
Repayment of FHLBB advances	(2,199,504)	(1,784,343)
Increase/(decrease) in other borrowed funds, net	1,151	(3,987)
Increase/(decrease) in mortgagors’ escrow accounts, net	389	(87)
Payment of dividends on common stock	(6,336)	(5,974)
Proceeds from issuance of noncontrolling units	76	—
Payment of dividends to owners of noncontrolling interest in subsidiary	(530)	(742)
Net cash provided from (used for) financing activities	126,945	(50,901)

Net (increase)/decrease in cash and cash equivalents	(1,567)	134,398
Cash and cash equivalents at beginning of period	75,489	62,723
Cash and cash equivalents at end of period	$73,922	$197,121

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$10,447	$9,996
Income taxes	8,286	3,216
Non-cash investing activities:
Transfer from loans and leases held-for-sale to loans and leases	$10,000	$—
Transfer from loans to other real estate owned	$807	$3,252

(1) Cash flows resulting from the sale of the indirect automobile portfolio and the OREO and repossessed assets which had been recorded as cash provided from operating activities has been revised to cash flows from investing activities in the first quarter of 2015 to properly reflect the cash flow activity. There is no impact to the Company's net income or related per share amounts for the three months ended March 31, 2015.

See accompanying notes to the unaudited consolidated financial statements.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

(1)     Basis of Presentation

Overview

Brookline Bancorp, Inc. (the “Company”) is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Brookline Bank, a Massachusetts-chartered savings bank; Bank Rhode Island (“BankRI”), a Rhode Island-chartered financial institution; and First Ipswich Bank (“First Ipswich”), a Massachusetts-chartered trust company (collectively referred to as the “Banks”). The Banks are all members of the Federal Reserve System. The Company is also the parent of Brookline Securities Corp. The Company’s primary business is to provide commercial, business and retail banking services to its corporate, municipal, and individual customers through the Banks and its non-bank subsidiaries.

Brookline Bank, which includes its wholly-owned subsidiaries BBS Investment Corp., Longwood Securities Corp. and its 84.4%-owned subsidiary, Eastern Funding LLC ("Eastern Funding"), operates 25 full-service banking offices in the greater Boston metropolitan area. BankRI, which includes its wholly-owned subsidiaries, Acorn Insurance Agency, BRI Realty Corp., Macrolease Corporation ("Macrolease"), BRI Investment Corp. and its wholly-owned subsidiary, BRI MSC Corp., operates 19 full-service banking offices in the greater Providence area. First Ipswich, which includes its wholly-owned subsidiaries, First Ipswich Insurance Agency and First Ipswich Securities II Corp., operates five full-service banking offices on the north shore of eastern Massachusetts.

The Company’s activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in Massachusetts and Rhode Island, origination of commercial loans and leases to small and mid-sized businesses, investment in debt and equity securities, and the offering of cash management and investment advisory services. The Company also provides specialty equipment financing through its subsidiaries Eastern Funding, which is based in New York, New York, and Macrolease, which is based in Plainview, New York.

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

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). In the opinion of Management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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

(2)         Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-09 and has not determined the impact of the deferral, if any, as of March 31, 2016.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU was issued to clarify how to recognize revenue depending on an entities position, in relation to another entity involved, on contracts with customers. The entity can either be a principal party or an agent, and must record revenue accordingly. This ASU is not yet effective. Since this ASU affects ASU 2014-09, and that effective date was deferred, this ASU remains suspended too. Management is currently assessing the applicability of ASU 2016-08 and has not determined the impact of the deferral, if any, as of March 31, 2016.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. This ASU no longer requires that the equity method be retroactively implemented. Only when an investment qualifies for the equity method is it necessary to switch accounting methods, assuming equity method is not already in place. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU must be applied prospectively on the effective date. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-07 and has not determined the impact of the deferral, if any, as of March 31, 2016.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU was issued to identify a consistent approach on identifying whether or not call (put) options embedded in derivatives meet certain criteria which would then require that they be accounted for separately. GAAP has established rules in order to go about evaluating options within derivatives however questions arose. The Derivatives Implementation Group then created four steps to aid in this evaluation process. This ASU requires that this four step process be the only assessment process in place for this issue. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU must be applied prospectively on the effective date. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-06 and has not determined the impact of the deferral, if any, as of March 31, 2016.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to current accounting. This ASU also eliminates current real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2016.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU was issued to defer the effective date of ASU 2014-09 for all entities by one year. In effect, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods (including interim reporting periods within those period) beginning after December 15, 2017. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2016.

(3)     Investment Securities

The following tables set forth investment securities available-for-sale and held-to-maturity at the dates indicated:

	At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$56,108	$1,151	$—	$57,259
GSE CMOs	189,529	700	1,049	189,180
GSE MBSs	240,138	3,282	206	243,214
SBA commercial loan asset-backed securities	134	—	1	133
Corporate debt obligations	43,173	1,065	—	44,238
Trust preferred securities	1,467	—	302	1,165
Total debt securities	530,549	6,198	1,558	535,189
Marketable equity securities	959	34	—	993
Total investment securities available-for-sale	$531,508	$6,232	$1,558	$536,182
Investment securities held-to-maturity:
GSEs	$25,420	$111	$—	$25,531
GSEs MBSs	18,539	17	48	18,508
Municipal obligations	38,950	817	—	39,767
Foreign government securities	500	—	16	484
Total investment securities held-to-maturity	$83,409	$945	$64	$84,290

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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

At March 31, 2016, the fair value of all investment securities available-for-sale was $536.2 million, with net unrealized gains of $4.7 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million at December 31, 2015. At March 31, 2016, $122.0 million, or 22.8% of the portfolio, had gross unrealized losses of $1.6 million, compared to $368.1 million, or 71.7%, with gross unrealized losses of $6.0 million at December 31, 2015.

At March 31, 2016, the fair value of all investment securities held-to-maturity was $84.3 million, with net unrealized gains of $0.9 million, compared to a fair value of $93.7 million with net unrealized losses of $62.0 thousand at December 31, 2015. At March 31, 2016, $11.2 million, or 13.2% of the portfolio, had gross unrealized losses of $64.0 thousand, compared to $52.3 million, or 55.8% with gross unrealized losses of $0.4 million at December 31, 2015.

Investment Securities as Collateral

At March 31, 2016 and December 31, 2015, respectively, $462.6 million and $486.4 million of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Other-Than-Temporary Impairment (“OTTI”)

Investment securities at March 31, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2016
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$—	$—	$—	$—	$—	$—
GSE CMOs	7,098	45	91,002	1,004	98,100	1,049
GSE MBSs	—	—	22,654	206	22,654	206
SBA commercial loan asset-backed securities	—	—	125	1	125	1
Corporate debt obligations	—	—	—	—	—	—
Trust preferred securities	—	—	1,165	302	1,165	302
Temporarily impaired debt securities available-for-sale	7,098	45	114,946	1,513	122,044	1,558
Investment securities held-to-maturity:
GSEs	—	—	—	—	—	—
GSEs MBSs	10,670	48	—	—	10,670	48
Municipal obligations	—	—	—	—	—	—
Foreign government securities	484	16	—	—	484	16
Temporarily impaired debt securities held-to-maturity	11,154	64	—	—	11,154	64
Total temporarily impaired investment securities	$18,252	$109	$114,946	$1,513	$133,198	$1,622

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At December 31, 2015
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSEs	$19,633	$172	$—	$—	$19,633	$172
GSE CMOs	89,680	1,294	100,473	2,935	190,153	4,229
GSE MBSs	133,779	845	16,968	585	150,747	1,430
Private-label CMOs	—	—	—	—	—	—
SBA commercial loan asset-backed securities	—	—	139	1	139	1
Auction-rate municipal obligations	—	—	—	—	—	—
Corporate debt obligations	6,181	18	—	—	6,181	18
Trust preferred securities	—	—	1,267	199	1,267	199
Temporarily impaired debt securities available-for-sale	$249,273	$2,329	$118,847	$3,720	$368,120	$6,049
Investment securities held-to-maturity:
GSEs	$25,837	$105	$—	$—	$25,837	$105
GSEs MBSs	18,834	305	—	—	18,834	305
Municipal obligations	7,629	25	—	—	7,629	25
Foreign government securities	—	—	$—	—	—	—
Temporarily impaired debt securities held-to-maturity	$52,300	$435	$—	$—	$52,300	$435
Total temporarily impaired investment securities	$301,573	$2,764	$118,847	$3,720	$420,420	$6,484

The Company performs regular analysis on the investment securities portfolio to determine whether a decline in fair value indicates that an investment security is OTTI. In making these OTTI determinations, Management considers, among other factors, the length of time and extent to which the fair value has been less than amortized cost; projected future cash flows; credit subordination and the creditworthiness; capital adequacy; and near-term prospects of the issuers.

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

Investment Securities Available-For-Sale Impairment Analysis

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were OTTI at March 31, 2016. Based on the analysis below, it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. As such, Management has determined that the investment securities are not OTTI at March 31, 2016. If market conditions for investment securities

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional OTTI in future periods.

 U.S. Government-Sponsored Enterprises

The Company invests in securities issued by U.S. Government-sponsored enterprises (“GSEs”), including GSE debt securities, mortgage-backed securities (“MBSs”), and collateralized mortgage obligations (“CMOs”). GSE securities include obligations issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), the Federal Home Loan Banks ("FHLB"), and the Federal Farm Credit Bank. At March 31, 2016, only GNMA MBSs and CMOs, and Small Business Administration (“SBA”) commercial loan asset-backed securities with an estimated fair value of $24.0 million were backed explicitly by the full faith and credit of the U.S. Government, compared to $21.8 million at December 31, 2015.

At March 31, 2016, the Company held GSE debentures with a total fair value of $57.3 million with a net unrealized gain of $1.2 million. At December 31, 2015, the Company held GSE debentures with a total fair value of $40.6 million, which approximated amortized cost. At March 31, 2016, none of the eighteen securities in this portfolio were in an unrealized loss position. At December 31, 2015, seven of the thirteen securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA / SBA) guarantee of the U.S. Government. During the three months ended March 31, 2016, the Company purchased $21.5 million of GSE debentures. There were no purchases of GSE debentures during the same period in 2015.

At March 31, 2016, the Company held GSE mortgage-related securities with a total fair value of $432.4 million with a net unrealized gain of $2.7 million. This compares to a total fair value of $423.7 million with a net unrealized loss of $4.5 million at December 31, 2015. At March 31, 2016, 38 of the 254 securities in this portfolio were in unrealized loss positions, compared to 101 of the 249 securities at December 31, 2015. All securities are performing and backed by the implicit (FHLB / FNMA / FHLMC) or explicit (GNMA) guarantee of the U.S. Government. During the three months ended March 31, 2016, the Company purchased $20.5 million in GSE CMOs and GSE MBSs. This compares to a total of $29.5 million purchased during the same period in 2015.

SBA Commercial Loan Asset-Backed Securities

At March 31, 2016, the Company held six SBA securities with a total fair value of $0.1 million which approximated cost as compared to December 31, 2015, where the Company held seven SBA securities with a total fair value of $0.1 million , which approximated amortized cost. At March 31, 2016, five of the six securities in this portfolio were in unrealized loss positions and at December 31, 2015, six of the seven securities in this portfolio were in unrealized loss positions. All securities are performing and are backed by the explicit (SBA) guarantee of the U.S. Government.

Corporate Obligations

From time to time, the Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. At March 31, 2016, the Company held fifteen corporate obligation securities with a total fair value of $44.2 million and a net unrealized gain of $1.1 million as compared to fifteen corporate obligation securities with a total fair value of $46.5 million and a net unrealized gain of $0.3 million at December 31, 2015. At March 31, 2016, none of the fifteen securities in this portfolio was in an unrealized loss position. At December 31, 2015, two of the fifteen securities in this portfolio were in an unrealized loss position. Full collection of the obligations is expected because the financial condition of the issuer is sound, and the issuer has not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. During the three months ended March 31, 2016 and 2015, the Company did not purchase any corporate obligations.

Trust Preferred Securities

Trust preferred securities represent subordinated debt issued by financial institutions. At March 31, 2016, the Company owned two trust preferred securities with a total fair value of $1.2 million and a net unrealized loss of $0.3 million. This compares to two trust preferred securities with a total fair value of $1.3 million and a net unrealized loss of $0.2 million at December 31, 2015. At March 31, 2016 and December 31, 2015, both of the securities in this portfolio were in unrealized loss

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

positions. Full collection of the obligations is expected because the financial condition of the issuers is sound, neither of the issuers have defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost.

Marketable Equity Securities

At March 31, 2016 and December 31, 2015, the Company owned two marketable equity securities with a fair value of $1.0 million, which approximated amortized cost. At March 31, 2016 and December 31, 2015, neither of the securities in this portfolio was in an unrealized loss position.

Investment Securities Held-to-Maturity Impairment Analysis

As of March 31, 2016, the Company owned 93 held-to-maturity investment securities with a total fair value of $84.3 million and a net unrealized gain of $0.9 million. This compares to a fair value of $93.7 million at December 31, 2015. As of March 31, 2016, five of the securities were in an unrealized loss position compared to none of the securities in an unrealized loss position at December 31, 2015. Management does not intend to sell these securities prior to maturity. As such, Management has determined that the investment securities are not OTTI at March 31, 2016. During the three months ended March 31, 2016, the Company purchased $3.5 million of held-to-maturity investment securities. The Company did not purchase any held-to-maturity investment securities during the same period in 2015.

U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs including GSE debt securities, MBSs, and CMOs. GSE securities include obligations issued by FNMA, FHLMC, GNMA, FHLB, and the Federal Farm Credit Bank. As of March 31, 2016, the Company owned GSE debentures and GSE MBS with a total fair value of $25.5 million and $18.5 million, respectively.
As of March 31, 2016, the Company owned GSE mortgage-related securities with a total amortized cost of $18.5 million as compared to December 31, 2015, where the amortized cost was $19.3 million. During the period ended March 31, 2016, the Company purchased a total of $3.0 million in GSEs and no GSE MBSs and did not make any purchases in the same period in 2015. As of March 31, 2016, four of the 20 securities were in unrealized loss positions as compared to December 31, 2015, where 16 of the 22 securities in this portfolio were in unrealized loss positions. All securities are performing and backed by the implicit (FHLB/FNMA/FHLMC) or explicit (GNMA) guarantee of the U.S Government.
Municipal Obligations
As of March 31, 2016, the Company owned 72 municipal obligation securities with a total fair value and total amortized cost of $39.8 million and $39.0 million, respectively, as compared to December 31, 2015 where the 72 municipal obligations had a total fair value and total amortized cost of $39.4 million and $39.1 million, respectively. During the periods ended March 31, 2016 and March 31, 2015, the Company did not purchase any municipal obligations. As of March 31, 2016, none of the 72 securities in this portfolio was in an unrealized loss position as compared to December 31, 2015, where 15 of the 72 securities in this portfolio were in unrealized loss positions.
Foreign Government Obligations
As of March 31, 2016 and December 31, 2015, the Company owned one foreign government obligation security with a fair value and amortized cost of $0.5 million. As of March 31, 2016, the foreign government obligation security was in an unrealized loss position as compared to December 31, 2015, where the security was not in an unrealized loss position. During the period ended March 31, 2016, the Company repurchased the same $0.5 million foreign government obligation securities that had matured in the same period. The Company did not purchase any foreign government obligation securities during the same period in 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Portfolio Maturities

The final stated maturities of the debt securities are as follows at the dates indicated:

	At March 31, 2016			At December 31, 2015
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$55	$55	2.00%	$2,999	$3,003	2.09%
After 1 year through 5 years	56,364	57,680	2.30%	59,729	60,249	2.32%
After 5 years through 10 years	114,774	116,956	2.03%	100,658	100,833	2.05%
Over 10 years	359,356	360,498	1.95%	353,259	348,139	1.97%
	$530,549	$535,189	2.00%	$516,645	$512,224	2.03%
Investment securities held-to-maturity:
Within 1 year	$135	$135	1.80%	$651	$651	1.00%
After 1 year through 5 years	18,502	18,625	1.36%	23,888	23,866	1.52%
After 5 years through 10 years	46,368	47,157	2.02%	50,078	50,344	2.00%
Over 10 years	18,404	18,373	1.69%	19,140	18,834	1.82%
	$83,409	$84,290	1.80%	$93,757	$93,695	1.83%

Actual maturities of debt securities may differ from those presented above since certain obligations, particularly MBS and CMOs, amortize and provide the issuer the right to call or prepay the obligation prior to the scheduled final stated maturity without penalty.

At March 31, 2016, issuers of debt securities, excluding MBS and CMOs, with an estimated fair value of $34.4 million had the right to call or prepay the obligations. Of the $34.4 million, $6.1 million matures in 1 - 5 years, $27.2 million matures in 6 - 10 years, and $1.2 million matures after 10 years. At December 31, 2015, issuers of debt securities with an estimated fair value of $48.5 million had the right to call or prepay the obligations. Of the $48.5 million, $15.5 million matures in 1 - 5 years, $31.8 million matures in 6 - 10 years, and $1.3 million matures after ten years.

Security Sales

Security transactions are recorded on the trade date. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no security sales during the three-month periods ended March 31, 2016 and 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

(4)        Loans and Leases

The following tables present loan and lease balances and weighted average coupon rates for the originated and acquired loan and lease portfolios at the dates indicated:

	At March 31, 2016
	Originated		Acquired		Total
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$1,776,031	3.97%	$182,026	4.15%	$1,958,057	3.99%
Multi-family mortgage	650,600	3.89%	31,717	4.52%	682,317	3.91%
Construction	125,798	3.79%	226	3.67%	126,024	3.79%
Total commercial real estate loans	2,552,429	3.94%	213,969	4.20%	2,766,398	3.96%
Commercial loans and leases:
Commercial	601,727	3.91%	14,563	5.82%	616,290	3.96%
Equipment financing	713,902	7.08%	7,719	6.06%	721,621	7.07%
Condominium association	60,728	4.47%	—	—%	60,728	4.47%
Total commercial loans and leases	1,376,357	5.58%	22,282	5.90%	1,398,639	5.59%
Indirect automobile loans	11,220	5.47%	—	—%	11,220	5.47%
Consumer loans:
Residential mortgage	533,155	3.65%	84,346	3.93%	617,501	3.69%
Home equity	243,795	3.47%	75,064	4.01%	318,859	3.60%
Other consumer	17,707	3.81%	121	17.66%	17,828	3.90%
Total consumer loans	794,657	3.60%	159,531	3.98%	954,188	3.66%
Total loans and leases	$4,734,663	4.36%	$395,782	4.21%	$5,130,445	4.35%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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
The net unamortized deferred loan origination fees and costs included in total loans and leases were $12.6 million and $12.8 million as of March 31, 2016 and December 31, 2015, respectively.
The Company's Banks and subsidiaries lend primarily in eastern Massachusetts, southern New Hampshire, and Rhode Island, with the exception of equipment financing, 32.9% of which is in the greater New York and New Jersey metropolitan area and 67.1% of which is in other areas in the United States of America at March 31, 2016, as compared to 32.8% of which is in the greater New York and New Jersey metropolitan area and 67.2% of which in other areas in the United States of America as of December 31, 2015.

Competition for the indirect automobile loans increased significantly as credit unions and large national banks entered indirect automobile lending. That competition drove interest rates down and, in some cases, changed the manner in which interest rates are developed, from including a dealer-shared spread to imposing a dealer-based fee to originate the loan. Given this market condition, Management ceased the Company's origination of indirect automobile loans in December 2014. For the quarter ended March 31, 2015, the Company sold over 90% of the portfolio for $255.2 million, which resulted in a loss of $11.8 thousand excluding the impact of the allowance for loan and lease losses.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Accretable Yield for the Acquired Loan Portfolio

The following table summarizes activity in the accretable yield for the acquired loan portfolio for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance at beginning of period	$20,796	$32,044
Accretion	(1,184)	(2,824)
Reclassification from nonaccretable difference for loans with improved cash flows	1,290	1,440
Changes in expected cash flows that do not affect nonaccretable difference (1)	(1,102)	—
Balance at end of period	$19,800	$30,660
(1) Represents changes in interest cash flows due to changes in interest rates on variable rate loans.

On a quarterly basis, subsequent to acquisition, Management reforecasts the expected cash flows for acquired ASC 310-30 loans, taking into account prepayment speeds, probability of default and loss given defaults. Management compares cash flow projections per the reforecast to the original cash flow projections and determines whether any reduction in cash flow expectations is due to credit deterioration, or if the change in cash flow expectations are related to noncredit events. This cash flow analysis is used to evaluate the need for a provision for loan and lease losses and/or prospective yield adjustments. During the three months ended March 31, 2016 and 2015, accretable yield adjustments totaling $1.3 million and $1.4 million, respectively, were made for certain loan pools. These prospective accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools.

The aggregate remaining nonaccretable difference applicable to acquired loans and leases totaled $1.3 million and $2.9 million at March 31, 2016 and December 31, 2015, respectively.

Loans and Leases Pledged as Collateral

At March 31, 2016 and December 31, 2015, there were $2.0 billion and $1.8 billion, respectively, of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; and FHLBB borrowings. The Banks did not have any outstanding FRB borrowings at March 31, 2016 and December 31, 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

(5)      Allowance for Loan and Lease Losses

The following tables present the changes in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739
Charge-offs	(331)	(288)	(244)	(12)	—	(875)
Recoveries	—	224	231	20	—	475
Provision (credit) for loan and lease losses	1,164	1,024	(35)	114	—	2,267
Balance at March 31, 2016	$30,984	$22,978	$221	$4,423	$—	$58,606

	Three Months Ended March 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(388)	(450)	(820)	(7)	—	(1,665)
Recoveries	—	212	581	18	—	811
Provision (credit) for loan and lease losses	254	3,365	(1,634)	249	67	2,301
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106

The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million, $1.3 million and $1.2 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The changes in the liability for unfunded credit commitments reflects changes in the estimate of loss exposure associated with certain unfunded credit commitments. No credit commitments were charged off against the liability account in the three-month periods ended March 31, 2016 and 2015.

Provision for Credit Losses

The provision for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,164	$254
Commercial	1,024	3,365
Indirect automobile	(35)	(1,634)
Consumer	114	249
Unallocated	—	67
Total provision for loan and lease losses	2,267	2,301
Unfunded credit commitments	111	(38)
Total provision for credit losses	$2,378	$2,263

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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

Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. For purposes of determining the allowance for loan and lease losses, the Company has segmented certain loans and leases in the portfolio by product type into the following segments: (1) commercial real estate loans, (2) commercial loans and leases, and (3) consumer loans. Portfolio segments are further disaggregated into classes based on the associated risks within the segments. Commercial real estate loans are divided into three classes: commercial real estate loans, multi-family mortgage loans, and construction loans. Commercial loans and leases are divided into three classes: commercial loans which includes taxi medallion loans, equipment financing, and loans to condominium associations. Consumer loans are divided into four classes: residential mortgage loans, home equity loans, indirect automobile loans, and other consumer loans. A formula-based credit evaluation approach is applied to each group, coupled with an analysis of certain loans for impairment. For each class of loan, Management makes significant judgments in selecting the estimation method that fits the credit characteristics of its class and portfolio segment as set forth below.

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

During 2015, the Company enhanced and refined its general allowance methodology to provide a more precise quantification of probable losses in the portfolio. Under the enhanced methodology, Management combined the historical loss histories of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, Management believes the realignment of the existing nine qualitative factors used at each of the Banks into a single group of factors for use across the Company is appropriate based on the commonality of environmental factors, markets, and underwriting standards among the Banks. In the periods prior to the third quarter of 2015, each of the Banks utilized a set of qualitative factors applicable to each Bank.

As of March 31, 2016, the Company had a portfolio of approximately $36.1 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge.  Recently, application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the taxi area, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans.  This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in troubled debt restructurings, therefore, beginning with the quarter ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the Company’s taxi medallion portfolio. This allowance calculation segmentation represents Management’s estimations of the risks

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015
associated with the portfolio, however, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

Based on the refinements to the Company’s allowance methodology discussed above, Management determined that the potential risks anticipated by the unallocated allowance are now incorporated into the allowance methodology, making the unallocated allowance unnecessary. In the periods prior to the third quarter of 2015, the unallocated allowance was used to recognize the estimated risk associated with the allocated general and specific allowances. It incorporated Management’s evaluation of existing conditions that were not included in the allocated allowance determinations and provided for losses that arise outside of the ordinary course of business.

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

As of March 31, 2016, Management believes that the methodology for calculating the allowance is sound and that the allowance provides a reasonable basis for determining and reporting on probable losses in the Company’s loan portfolios.

The general allowance for loan and lease losses was $53.2 million at March 31, 2016, compared to $53.1 million at December 31, 2015. The general portion of the allowance for loan and lease losses increased by $0.1 million during the three months ended March 31, 2016, primarily driven by growth and offset by the decrease in historical loss factors applied to commercial real estate and commercial loan and lease portfolios.

The specific allowance for loan and lease losses was $5.4 million at March 31, 2016, compared to $3.6 million at December 31, 2015. The specific allowance increased $1.8 million during the three months ended March 31, 2016, primarily due to one commercial loan which was downgraded, changes in collateral values of previously impaired loans, and the restructure of taxi medallion loans.

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

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the Commercial Real Estate, multi-family mortgage, construction, commercial, equipment financing, condominium association, and other consumer loan and lease classes, the Company utilizes an eight-grade loan rating system, which assigns a risk rating to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. Factors considered include industry and market conditions; position within the industry; earnings trends; operating cash flow; asset/liability values; debt capacity; guarantor strength; management and controls; financial reporting; collateral; and other considerations. In addition, the Company’s independent loan review group evaluates the credit quality and related risk ratings of the commercial real estate and commercial loan portfolios. The results of these reviews are reported to the Board of Directors. For consumer loans, the Company primarily relies on payment status for monitoring credit risk.

The ratings categories used for assessing credit risk in the Commercial Real Estate, multi-family mortgage, construction, commercial, equipment financing, condominium association and other consumer loan and lease classes are defined as follows:

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Credit Quality Information

The following tables present the recorded investment in loans in each class at March 31, 2016 by credit quality indicator.

	At March 31, 2016
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,759,865	$649,154	$125,597	$580,613	$707,378	$60,728	$17,674
OAEM	13,332	—	201	8,459	904	—	—
Substandard	763	1,446	—	10,431	3,768	—	33
Doubtful	2,071	—	—	2,224	1,852	—	—
Total originated	1,776,031	650,600	125,798	601,727	713,902	60,728	17,707

Acquired:
Loan rating:
Pass	171,436	30,710	226	9,768	7,719	—	121
OAEM	3,057	604	—	828	—	—	—
Substandard	7,442	403	—	3,967	—	—	—
Doubtful	91	—	—	—	—	—	—
Total acquired	182,026	31,717	226	14,563	7,719	—	121

Total loans	$1,958,057	$682,317	$126,024	$616,290	$721,621	$60,728	$17,828

At March 31, 2016, there were no loans categorized as definite loss.

	At March 31, 2016
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$4,483	40.0%
661-700	1,615	14.4%
660 and below	5,084	45.3%
Data not available	38	0.3%
Total loans	$11,220	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At March 31, 2016
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$120,177	19.5%	$140,472	44.1%
50% - 69%	226,849	36.7%	51,691	16.2%
70% - 79%	168,958	27.3%	32,621	10.2%
80% and over	14,889	2.4%	18,301	5.7%
Data not available	2,282	0.4%	710	0.2%
Total originated	533,155	86.3%	243,795	76.4%

Acquired:
Loan-to-value ratio:
Less than 50%	19,067	3.1%	45,720	14.3%
50% - 69%	30,539	4.9%	19,943	6.3%
70% - 79%	17,693	2.9%	6,109	1.9%
80% and over	13,336	2.2%	2,499	0.8%
Data not available	3,711	0.6%	793	0.3%
Total acquired	84,346	13.7%	75,064	23.6%

Total loans and leases	$617,501	100.0%	$318,859	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

The following tables present the recorded investment in loans in each class at December 31, 2015 by credit quality indicator.

	At December 31, 2015
	Commercial Real Estate	Multi- Family Mortgage	Construction	Commercial	Equipment Financing	Condominium Association	Other Consumer
	(In Thousands)
Originated:
Loan rating:
Pass	$1,668,891	$619,786	$129,534	$562,615	$709,381	$59,875	$12,017
OAEM	12,781	788	208	9,976	804	—	—
Substandard	780	291	—	1,714	1,414	—	22
Doubtful	2,096	—	—	2,294	1,389	—	—
Total originated	1,684,548	620,865	129,742	576,599	712,988	59,875	12,039

Acquired:
Loan rating:
Pass	182,377	35,785	580	11,959	8,902	—	131
OAEM	1,202	612	—	902	—	—	—
Substandard	7,066	1,218	—	3,071	—	—	—
Doubtful	399	—	—	—	—	—	—
Total acquired	191,044	37,615	580	15,932	8,902	—	131

Total loans and leases	$1,875,592	$658,480	$130,322	$592,531	$721,890	$59,875	$12,170

At December 31, 2015, there were no loans categorized as definite loss.

	At December 31, 2015
	Indirect Automobile
	($ In Thousands)
Originated:
Credit score:
Over 700	$5,435	39.7%
661-700	1,965	14.4%
660 and below	6,217	45.5%
Data not available	61	0.4%
Total loans	$13,678	100.0%

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At December 31, 2015
	Residential Mortgage		Home Equity
	($ In Thousands)		($ In Thousands)
Originated:
Loan-to-value ratio:
Less than 50%	$118,628	19.2%	$131,584	41.8%
50% - 69%	214,390	34.8%	51,492	16.4%
70% - 79%	173,774	28.2%	32,916	10.5%
80% and over	17,808	2.9%	18,082	5.7%
Data not available	3,246	0.5%	634	0.2%
Total originated	527,846	85.6%	234,708	74.6%

Acquired:
Loan-to-value ratio:
Less than 50%	18,857	3.1%	48,563	15.4%
50% - 69%	32,986	5.3%	20,623	6.6%
70% - 79%	17,883	2.9%	7,144	2.3%
80% and over	14,011	2.3%	2,650	0.8%
Data not available	4,866	0.8%	865	0.3%
Total acquired	88,603	14.4%	79,845	25.4%

Total loans	$616,449	100.0%	$314,553	100.0%

The following table presents information regarding foreclosed residential real estate property at March 31, 2016.

At March 31, 2016
(In Thousands)
Foreclosed residential real estate property held by the creditor	$40
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	728

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Age Analysis of Past Due Loans and Leases

The following tables present an age analysis of the recorded investment in total loans and leases at March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Originated:
Commercial real estate loans:
Commercial real estate	$13,854	$—	$2,072	$15,926	$1,760,105	$1,776,031	$—	$2,834
Multi-family mortgage	2	291	16	309	650,291	650,600	16	1,446
Construction	—	—	—	—	125,798	125,798	—	—
Total commercial real estate loans	13,856	291	2,088	16,235	2,536,194	2,552,429	16	4,280
Commercial loans and leases:
Commercial	5,668	886	4,260	10,814	590,913	601,727	—	12,166
Equipment financing	1,184	2,998	2,045	6,227	707,675	713,902	132	5,391
Condominium association	—	1	—	1	60,727	60,728	—	—
Total commercial loans and leases	6,852	3,885	6,305	17,042	1,359,315	1,376,357	132	17,557
Indirect automobile	616	171	5	792	10,428	11,220	—	308
Consumer loans:
Residential mortgage	3,093	222	29	3,344	529,811	533,155	—	1,656
Home equity	149	1	246	396	243,399	243,795	—	422
Other consumer	20	4	28	52	17,655	17,707	—	34
Total consumer loans	3,262	227	303	3,792	790,865	794,657	—	2,112
Total originated loans and leases	$24,586	$4,574	$8,701	$37,861	$4,696,802	$4,734,663	$148	$24,257

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At March 31, 2016
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$1,031	$228	$3,785	$5,044	$176,982	$182,026	$1,179	$2,606
Multi-family mortgage	—	—	—	—	31,717	31,717	—	—
Construction	—	—	—	—	226	226	—	—
Total commercial real estate loans	1,031	228	3,785	5,044	208,925	213,969	1,179	2,606
Commercial loans and leases:
Commercial	229	315	3,173	3,717	10,846	14,563	323	2,884
Equipment financing	—	—	—	—	7,719	7,719	—	—
Total commercial loans and leases	229	315	3,173	3,717	18,565	22,282	323	2,884
Consumer loans:
Residential mortgage	269	484	2,072	2,825	81,521	84,346	1,720	476
Home equity	1,011	344	716	2,071	72,993	75,064	142	1,682
Other consumer	—	—	—	—	121	121	—	—
Total consumer loans	1,280	828	2,788	4,896	154,635	159,531	1,862	2,158
Total acquired loans and leases	$2,540	$1,371	$9,746	$13,657	$382,125	$395,782	$3,364	$7,648

Total loans and leases	$27,126	$5,945	$18,447	$51,518	$5,078,927	$5,130,445	$3,512	$31,905

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At December 31, 2015
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At December 31, 2015
	Past Due						Loans and Leases Past
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases	Due Greater Than 90 Days and Accruing	Nonaccrual Loans and Leases
	(In Thousands)
Acquired:
Commercial real estate loans:
Commercial real estate	$1,336	$369	$7,588	$9,293	$181,751	$191,044	$4,982	$2,606
Multi-family mortgage	—	—	1,077	1,077	36,538	37,615	1,077	—
Construction	—	—	—	—	580	580	—	—
Total commercial real estate loans	1,336	369	8,665	10,370	218,869	229,239	6,059	2,606
Commercial loans and leases:
Commercial	351	23	2,967	3,341	12,591	15,932	325	2,678
Equipment financing	—	—	—	—	8,902	8,902	—	—
Total commercial loans and leases	351	23	2,967	3,341	21,493	24,834	325	2,678
Consumer loans:
Residential mortgage	326	216	2,399	2,941	85,662	88,603	2,047	352
Home equity	1,012	386	460	1,858	77,987	79,845	142	1,438
Other consumer	—	—	—	—	131	131	—	—
Total consumer loans	1,338	602	2,859	4,799	163,780	168,579	2,189	1,790
Total acquired loans and leases	$3,025	$994	$14,491	$18,510	$404,142	$422,652	$8,573	$7,074

Total loan and leases	$14,774	$3,294	$21,484	$39,552	$4,955,988	$4,995,540	$8,690	$19,333

Commercial Real Estate Loans — At March 31, 2016, loans outstanding in the three classes within this segment expressed as a percentage of total loans and leases outstanding were as follows: commercial real estate loans — 38.2%; multi-family mortgage loans — 13.3%; and construction loans — 2.5%.

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

Commercial Loans and Leases — At March 31, 2016, loans and leases outstanding in the three classes within this segment expressed as a percent of total loans and leases outstanding were as follows: commercial loans and leases — 12.0%; equipment financing loans — 14.1%; and loans to condominium associations — 1.2%.

Loans and leases in this portfolio that are on nonaccrual status and/or risk-rated “substandard” or worse are evaluated on an individual basis for impairment. For non-impaired commercial loans and leases, loss factors are applied to outstanding loans by risk rating for the respective class in the portfolio.

Consumer Loans — At March 31, 2016, loans outstanding within the four classes within this segment expressed as a percent of total loans and leases outstanding were as follows: residential mortgage loans — 12.0%; home equity loans — 6.2%; indirect automobile loans — 0.2% , and other consumer loans — 0.3%.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At March 31, 2016			At December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (2)	Unpaid Principal Balance	Related Allowance
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,884	$3,877	$—	$2,758	$2,756	$—
Commercial	13,463	13,443	—	14,097	14,074	—
Consumer	4,470	4,461	—	4,582	4,575	—
Total originated with no related allowance recorded	21,817	21,781	—	21,437	21,405	—
With an allowance recorded:
Commercial real estate	6,107	6,107	2,131	6,150	6,150	2,167
Commercial	10,935	10,920	2,720	2,215	2,213	1,202
Consumer	—	—	—	—	—	—
Total originated with an allowance recorded	17,042	17,027	4,851	8,365	8,363	3,369
Total originated impaired loans and leases	38,859	38,808	4,851	29,802	29,768	3,369

Acquired:
With no related allowance recorded:
Commercial real estate	5,705	5,705	—	7,035	7,035	—
Commercial	4,255	4,255	—	4,053	4,052	—
Consumer	7,126	7,141	—	7,549	7,565	—
Total acquired with no related allowance recorded	17,086	17,101	—	18,637	18,652	—
With an allowance recorded:
Commercial real estate	2,606	2,606	308	2,606	2,606	148
Commercial	486	486	185	486	486	112
Consumer	524	524	58	174	174	9
Total acquired with an allowance recorded	3,616	3,616	551	3,266	3,266	269
Total acquired impaired loans and leases	20,702	20,717	551	21,903	21,918	269

Total impaired loans and leases	$59,561	$59,525	$5,402	$51,705	$51,686	$3,638

(1)Includes originated and acquired nonaccrual loans of $19.7 million and $7.7 million, respectively, at March 31, 2016.
(2)Includes originated and acquired nonaccrual loans of $9.3 million and $7.1 million, respectively, at December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Originated:
With no related allowance recorded:
Commercial real estate	$3,124	$21	$4,928	$22
Commercial	13,775	150	15,231	152
Consumer	4,488	20	4,080	15
Total originated with no related allowance recorded	21,387	191	24,239	189
With an allowance recorded:
Commercial real estate	6,122	49	4,109	50
Commercial	11,283	1	5,862	3
Consumer	—	—	172	—
Total originated with an allowance recorded	17,405	50	10,143	53
Total originated impaired loans and leases	38,792	241	34,382	242

Acquired:
With no related allowance recorded:
Commercial real estate	6,036	10	10,329	37
Commercial	4,276	18	4,503	15
Consumer	7,167	17	7,391	15
Total acquired with no related allowance recorded	17,479	45	22,223	67
With an allowance recorded:
Commercial real estate	2,606	—	244	—
Commercial	486	—	872	—
Consumer	525	2	360	2
Total acquired with an allowance recorded	3,617	2	1,476	2
Total acquired impaired loans and leases	21,096	47	23,699	69

Total impaired loans and leases	$59,888	$288	$58,081	$311

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

The following tables present information regarding impaired and non-impaired loans and leases at the dates indicated:

	At March 31, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Originated:
Individually evaluated for impairment	$2,131	$2,720	$—	$—	$—	$4,851
Collectively evaluated for impairment	27,586	19,921	221	4,089	—	51,817
Total originated loans and leases	29,717	22,641	221	4,089	—	56,668

Acquired:
Individually evaluated for impairment	308	185	—	58	—	551
Collectively evaluated for impairment	296	64	—	45	—	405
Acquired with deteriorated credit quality	663	88	—	231	—	982
Total acquired loans and leases	1,267	337	—	334	—	1,938

Total allowance for loan and lease losses	$30,984	$22,978	$221	$4,423	$—	$58,606

Loans and Leases:
Originated:
Individually evaluated for impairment	$9,991	$23,830	$—	$4,339	$—	$38,160
Collectively evaluated for impairment	2,542,438	1,352,527	11,220	790,318	—	4,696,503
Total originated loans and leases	2,552,429	1,376,357	11,220	794,657	—	4,734,663

Acquired:
Individually evaluated for impairment	3,176	4,208	—	2,963	—	10,347
Collectively evaluated for impairment	60,975	9,691	—	97,493	—	168,159
Acquired with deteriorated credit quality	149,818	8,383	—	59,075	—	217,276
Total acquired loans and leases	213,969	22,282	—	159,531	—	395,782

Total loans and leases	$2,766,398	$1,398,639	$11,220	$954,188	$—	$5,130,445

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

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

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,697	$17,953
On nonaccrual	14,614	4,965
Total troubled debt restructurings	$31,311	$22,918

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

The recorded investment in troubled debt restructurings and the associated specific allowances for loan and lease losses, in the originated and acquired loan and lease portfolios, are as follows for the periods indicated.

	At and for the Three Months Ended March 31, 2016
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial real estate	2	$1,155	$1,155	$—	$1,155	$—	—	$—
Commercial	16	7,268	7,256	2,156	7,256	—	—	—
Equipment financing	2	364	364	—	364	—	—	—
Total Originated	20	8,787	8,775	2,156	8,775	—	—	—
(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

For the three months ended March 31, 2016, there were no troubled debt restructurings in the Company's acquired portfolio.

	At and for the Three Months Ended March 31, 2015
	Recorded Investment			Specific		Defaulted(1)
	Number of Loans/ Leases	At Modification	At End of Period	Allowance for Loan and Lease Losses	Nonaccrual Loans and Leases	Additional Commitment	Number of Loans/ Leases	Recorded Investment
	(Dollars in Thousands)
Originated:
Commercial	3	$2,569	$2,568	$—	$248	$—	1	$248
Equipment financing	1	112	112	—	—	—	1	491
Total Originated	4	2,681	2,680	—	248	—	2	739

Acquired:
Commercial	1	13	13	—	13	—	2	406
Residential mortgage	1	140	140	12	—	—	—	—
Total Acquired	2	153	153	12	13	—	2	406

Total	6	$2,834	$2,833	$12	$261	$—	4	$1,145

(1) Includes loans and leases that have been modified within the past twelve months and subsequently had payment defaults during the period indicated.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

The following table sets forth the Company’s balances of troubled debt restructurings that were modified at the dates indicated, by type of modification.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Loans with one modification:
Adjusted interest rate	—	140
Interest only	2,412	—
Combination maturity, principal, interest rate	6,363	125
Total loans with one modification	8,775	265

Loans with more than one modification:
Extended maturity	—	2,568
Total loans with more than one modification	—	2,568

Total loans with modifications	$8,775	$2,833

There were no charge-offs or recoveries for the performing and nonperforming troubled debt restructuring loans and leases for the three months ended March 31, 2016. The net charge-offs of the performing and nonperforming troubled debt restructuring loans and leases for the three months ended March 31, 2015 was $30 thousand.

As of March 31, 2016 and 2015, there were no commitments to lend funds to debtors owing receivables whose terms had been modified in troubled debt restructurings.

(6)               Goodwill and Other Intangible Assets

The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2016	At December 31, 2015
	(In Thousands)
Goodwill	$137,890	$137,890
Other intangible assets:
Core deposits	8,909	9,544
Trade name	1,089	1,089
Total other intangible assets	9,998	10,633
Total goodwill and other intangible assets	$147,888	$148,523

The Company concluded that the BankRI name would continue to be utilized in its marketing strategies; therefore, the trade name with a carrying value of $1.1 million has an indefinite life.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

The estimated aggregate future amortization expense (in thousands) for intangible assets with a finite life remaining at March 31, 2016 is as follows:

Remainder of 2016	$1,865
Year ending:
2017	2,089
2018	1,669
2019	1,295
2020	944
Thereafter	1,047
Total	$8,909

(7)               Comprehensive Income/(Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2016 and March 31, 2015, the Company’s other comprehensive income (loss) include the following two components: (1) unrealized holding gains (losses) on investment securities available-for-sale, and (2) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2016
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive (Loss) Income
	(In Thousands)
Balance at December 31, 2015	$(2,827)	$351	$(2,476)
Other comprehensive income	5,828	—	5,828
Balance at March 31, 2016	$3,001	$351	$3,352

	Three Months Ended March 31, 2015
	Investment Securities Available-for-Sale	Postretirement Benefits	Accumulated Other Comprehensive (Loss) Income
	(In Thousands)
Balance at December 31, 2014	$(1,733)	$111	$(1,622)
Other comprehensive income	3,369	—	3,369
Balance at March 31, 2015	$1,636	$111	$1,747

The Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and March 31, 2015.

(8)       Derivatives and Hedging Activities

The Company may use interest-rate contracts (swaps, caps, and floors) as part of its interest-rate risk management strategy. Interest-rate swap, cap and floor agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2016 or December 31, 2015.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Derivatives not designated as hedges are not speculative but rather, result from a service the Company provides to certain commercial banking customers for a fee. The Company executes interest-rate swaps with certain commercial banking customers to aid them in managing their interest-rate risk. The interest-rate swap contracts allow the commercial banking customers to convert floating-rate loan payments to fixed-rate loan payments. The credit risks associated with the interest-rate swaps entered into with our commercial banking customers are consistent with those involved in extending loans. Interest-rate swap transactions are subject to the Company's credit policy including collateral requirements consistent with the Company's assessment of the customers' credit quality.

The Company concurrently enters into offsetting swaps with a third-party financial institution, effectively minimizing its net risk exposure resulting from such transactions. The third-party financial institution exchanges the customer’s fixed-rate loan payments for floating-rate loan payments.

As the interest-rate swaps associated with this program do not meet hedge accounting requirements and the requirement of the underlying collateral of the customer swaps, the fair value of the customer swaps and the offsetting swaps are not materially different and do not significantly impact the Company’s results of operations. The Company had 74 interest-rate swaps related to this program with an aggregate notional amount of $583.0 million at March 31, 2016, compared with 64 interest-rate swaps with an aggregate notional amount of $490.6 million at December 31, 2015.

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the unaudited consolidated balance sheets, respectively. The table below presents the fair value and classification of the Company’s derivative financial instruments at March 31, 2016 and December 31, 2015.

	At March 31, 2016		At December 31, 2015
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(In Thousands)
Total derivatives (interest-rate products) not designated as hedging instruments	$18,583	$18,583	$8,656	$8,781

Certain derivative agreements contain provisions that require the Company to pledge collateral (in the form of financial instruments and/or cash) if the derivative exposure exceeds a threshold amount. The Company has pledged collateral of $30.6 million and $14.7 million in the normal course of business at March 31, 2016 and December 31, 2015, respectively.

The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2016
	Gross Amounts of Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$18,583	$—	$18,583	$—	$—	$18,583

Liability Derivatives	$18,583	$—	$18,583	$30,607	$—	$—

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	At December 31, 2015
	Gross Amounts of Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset Derivatives	$8,656	$—	$8,656	$—	$—	$8,656

Liability Derivatives	$8,781	$—	$8,781	$9,873	$4,790	$—

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

(9)       Stock Based Compensation

As of March 31, 2016, the Company had three active recognition and retention plans: the 2003 Recognition and Retention Plan (the "2003 RRP") with 1,250,000 authorized shares, the 2011 Restricted Stock Award Plan (the "2011 RSA") with 500,000 authorized shares, and the 2014 Equity Incentive Plan (the "2014 Plan") with 1,750,000 authorized shares. The 2003 RRP, the 2011 RSA, and the 2014 Plan are collectively referred to as the "Plans". The purpose of the Plans is to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company's stockholders.

Of the awarded shares, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second, and third anniversary dates of the awards. These are referred to as "time-based shares". The remaining 50% of each award has a cliff vesting schedule and will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group of financial institutions. These are referred to as "performance-based shares". The specific performance measure targets relate to return on assets, return on tangible equity, asset quality, and total shareholder return. Generally, if a participant leaves the Company prior to the third anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded are held by the Company and paid to the participant only when the shares vest.

Under all the Plans, shares of the Company's common stock are reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plans.

During the three months ended March 31, 2016, and 2015, no shares were issued upon satisfaction of required conditions of the Plans.

Total expense for the Plans was $0.6 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

(10)               Earnings per Share

The following table sets forth a reconciliation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Basic	Fully Diluted	Basic	Fully Diluted
	(In Thousands Except Share Data)
Numerator:
Net income	$12,812	$12,812	$11,703	$11,703

Denominator:
Weighted average shares outstanding	70,186,921	70,186,921	70,036,090	70,036,090
Effect of dilutive securities	—	156,487	—	128,015
Adjusted weighted average shares outstanding	70,186,921	70,343,408	70,036,090	70,164,105

EPS	$0.18	$0.18	$0.17	$0.17

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

(11)       Fair Value of Financial Instruments

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2016 and March 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value at March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
Debt securities:
GSEs	$—	$57,259	$—	$57,259
GSE CMOs	—	189,180	—	189,180
GSE MBSs	—	243,214	—	243,214
SBA commercial loan asset-backed securities	—	133	—	133
Corporate debt obligations	—	44,238	—	44,238
Trust preferred securities	—	1,165	—	1,165
Total debt securities	—	535,189	—	535,189
Marketable equity securities	993	—	—	993
Total investment securities available-for-sale	$993	$535,189	$—	$536,182

Interest-rate swaps	$—	$18,583	$—	$18,583

Liabilities:
Interest-rate swaps	$—	$18,583	$—	$18,583

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

	Carrying Value at December 31, 2015
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

Investment Securities Available-for-Sale

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads, and estimated prepayment speeds where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, and trust preferred securities, all of which are included in Level 2. As of March 31, 2016 and December 31, 2015, no investment securities were valued using pricing models included in Level 3.

Additionally, Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with Management's expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields, and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for a particular security.

Interest-Rate Swaps

The fair values for the interest-rate swap assets and liabilities represent a Level 2 valuation and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures, and remaining contractual life. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. See also Note 8, “Derivatives and Hedging Activities.”

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended, March 31, 2016 and 2015.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The table below summarizes assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	Carrying Value at March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$22,526	$22,526
OREO	—	—	408	408
Repossessed assets	—	157	—	157
Total assets measured at fair value on a non-recurring basis	$—	$157	$22,934	$23,091

	Carrying Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$12,137	$12,137
OREO	—	—	729	729
Repossessed assets	—	614	—	614
Total assets measured at fair value on a non-recurring basis	$—	$614	$12,866	$13,480

Collateral-Dependent Impaired Loans and Leases

For nonperforming loans and leases where the credit quality of the borrower has deteriorated significantly, fair values of the underlying collateral were estimated using purchase and sales agreements (Level 2), comparable sales, or recent appraisals (Level 3), adjusted for selling costs and other expenses.

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
At and for the Three Months Ended March 31, 2016 and 2015

The table below presents quantitative information about significant unobservable inputs (Level 3) for assets measured at fair value on a recurring and non-recurring basis at the dates indicated.

	Fair Value		Valuation Technique
	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$22,526	$12,137	Appraisal of collateral (1)
Other real estate owned	$408	$729	Appraisal of collateral (1)

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

Summary of Estimated Fair Values of Financial Instruments

The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB and FRB stock, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable.

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

			Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
At March 31, 2016
Financial assets:
Investment securities held-to-maturity:
GSEs	$25,420	$25,531	$—	$25,531	$—
GSE MBSs	18,539	18,508	—	18,508	—
Municipal Obligations	38,950	39,767	—	39,767	—
Foreign Government Obligations	500	484	—	—	484
Loans held-for-sale	3,190	3,190	—	3,190	—
Loans and leases, net	5,071,839	5,058,809	—	—	5,058,809
Financial liabilities:
Certificates of deposit	1,108,150	1,115,355	—	1,115,355	—
Borrowed funds	1,028,309	1,036,227	—	1,036,227	—

At December 31, 2015
Financial assets:
Investment securities held-to-maturity:
GSE	$34,915	$34,819	$—	$34,819	$—
GSE MBSs	19,291	18,986	—	18,986	—
Municipal Obligations	39,051	39,390	—	39,390	—
Foreign Government Obligations	500	500	—	—	500
Loans held-for-sale	13,383	13,383	—	13,383	—
Loans and leases, net	4,938,801	4,857,060	—	—	4,857,060
Financial liabilities:
Certificates of deposit	1,087,872	1,091,906	—	1,091,906	—
Borrowed funds	983,029	981,349	—	981,349	—

Investment Securities Held-to-Maturity

The fair values of certain investment securities held-to-maturity are estimated using market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads, and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE MBSs, and municipal obligations, all of which are included in Level 2. Additionally, fair values of foreign government obligations are based on comparisons to market prices of similar securities and are considered to be Level 3.

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
At and for the Three Months Ended March 31, 2016 and 2015

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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2016	At December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$18,865	$36,000
Commercial	74,620	78,017
Residential mortgage	15,364	19,430
Unadvanced portion of loans and leases	643,148	648,291
Unused lines of credit:
Home equity	306,284	280,786
Other consumer	12,895	12,383
Other commercial	117	529
Unused letters of credit:
Financial standby letters of credit	12,123	12,389
Performance standby letters of credit	622	392
Commercial and similar letters of credit	878	821
Back-to-back interest-rate swaps (Notional principal amounts)	583,035	490,632

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
The liability for unfunded credit commitments, which is included in other liabilities, was $1.4 million at March 31, 2016 and $1.3 million at December 31, 2015.
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
The fair value of interest rate swap assets and liabilities was $18.6 million and $18.6 million, respectively, at March 31, 2016. The fair value of interest rate swap assets and liabilities was $8.7 million and $8.8 million, respectively, at December 31, 2015.
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

BROOKLINE BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three Months Ended March 31, 2016 and 2015

A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
(In Thousands)

Remainder of 2016	$3,663
Year ending:
2017	4,472
2018	4,071
2019	3,220
2020	2,664
Thereafter	13,521
Total	$31,611

The leases contain escalation clauses for real estate taxes and other expenditures. Total rental expense was $1.3 million and $1.2 million during the three months ended March 31, 2016 and 2015.

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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of Management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay their loans and leases; changes in the value of securities and other assets in the Company’s investment portfolio; changes in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Introduction

The Company, a Delaware corporation, operates as a multi-bank holding company for Brookline Bank and its subsidiaries; Bank Rhode Island (“BankRI”) and its subsidiaries; First Ipswich Bank (“First Ipswich”) and its subsidiaries; and Brookline Securities Corp.

As a commercially-focused financial institution with 49 full-service banking offices throughout greater Boston, the north shore of Massachusetts and Rhode Island, the Company, through Brookline Bank, BankRI and First Ipswich (the “Banks”), offers a wide range of commercial, business and retail banking services, including a full complement of cash management products, on-line and mobile banking services, consumer and residential loans, and investment services, designed to meet the financial needs of small to mid-sized businesses and individuals throughout central New England. Specialty lending activities include equipment financing primarily in the New York and New Jersey metropolitan area.

The Company focuses its business efforts on profitably growing its commercial lending businesses, both organically, and through acquisitions. The Company’s customer focus, multi-bank structure, and risk management are integral to its organic growth strategy and serve to differentiate the Company from its competitors. As full-service financial institutions, the Banks and their subsidiaries focus on the continued acquisition of well-qualified customers, the deepening of long-term banking relationships through a full complement of products, excellent customer service, and strong risk management.

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

	At and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in Thousands, Except Per Share Data)
PER COMMON SHARE DATA
Earnings per share — Basic	$0.18	$0.19	$0.18	$0.17	$0.17
Book value per share (end of period)	9.69	9.51	9.45	9.33	9.30
Tangible book value per share (end of period) (1)	7.59	7.39	7.33	7.19	7.15
Dividends paid per common share	0.090	0.090	0.090	0.090	0.085
Stock price (end of period)	11.01	11.50	10.14	11.29	10.05

PERFORMANCE RATIOS (2)
Net interest margin (taxable equivalent basis)	3.45%	3.54%	3.54%	3.49%	3.57%
Return on average assets	0.84%	0.89%	0.89%	0.82%	0.80%
Return on average tangible assets (1)	0.86%	0.92%	0.91%	0.85%	0.82%
Return on average stockholders’ equity	7.57%	7.99%	7.81%	7.24%	7.22%
Return on average tangible stockholders' equity (1)	9.69%	10.28%	10.11%	9.40%	9.41%
Dividend payout ratio (1)	49.45%	47.54%	49.13%	53.32%	51.05%
Efficiency ratio (3)	57.57%	57.59%	58.59%	58.52%	59.11%

ASSET QUALITY RATIOS
Net loan and lease charge-offs as a percentage of average loans and leases (annualized)	0.03%	0.11%	0.13%	0.04%	0.07%
Nonperforming loans and leases as a percentage of total loans and leases	0.62%	0.39%	0.41%	0.50%	0.49%
Nonperforming assets as a percentage of total assets	0.53%	0.34%	0.36%	0.45%	0.43%
Allowance for loan and lease losses as a percentage of total loans and leases	1.14%	1.14%	1.17%	1.19%	1.19%
Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases (1)	1.20%	1.20%	1.25%	1.27%	1.28%

CAPITAL RATIOS
Stockholders’ equity to total assets	11.01%	11.05%	11.36%	11.30%	11.32%
Tangible equity ratio (1)	8.83%	8.81%	9.04%	8.94%	8.93%

FINANCIAL CONDITION DATA
Total assets	$6,181,030	$6,042,338	$5,839,529	$5,782,934	$5,755,146
Total loans and leases	5,130,445	4,995,540	4,829,152	4,729,581	4,634,594
Allowance for loan and lease losses	58,606	56,739	56,472	56,398	55,106
Goodwill and identified intangible assets	147,888	148,523	149,247	149,972	150,696
Total deposits	4,393,456	4,306,018	4,144,577	4,129,408	4,114,795
Total borrowed funds	1,028,309	983,029	960,220	937,648	924,925
Stockholders’ equity	680,417	667,485	663,468	653,516	651,319

EARNINGS DATA
Net interest income	$49,203	$50,078	$48,587	$47,172	$48,528
Provision for credit losses	2,378	1,520	1,755	1,913	2,263
Non-interest income	6,469	6,063	4,784	4,867	4,470
Non-interest expense	32,053	32,329	31,270	30,452	31,326
Net income	12,812	13,327	12,888	11,865	11,703

(1)	Refer to "Non-GAAP Financial Measures and Reconciliations to GAAP".

(2)	All performance ratios are annualized and are based on average balance sheet amounts, where applicable.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of non-interest income and net interest income.

Executive Overview

Growth

Total assets of $6.2 billion at March 31, 2016 increased $138.7 million, or 9.2% on an annualized basis, from December 31, 2015. The increase was primarily driven by an increase in loans and leases.

Total loans and leases of $5.1 billion at March 31, 2016 increased $134.9 million, or 10.8% on an annualized basis, from $5.0 billion at December 31, 2015. The Company’s commercial loan portfolios, which are comprised of commercial real estate loans and commercial loans and leases, totaled $4.2 billion, or 81.2% of total loans and leases, at March 31, 2016, an increase of $126.3 million, or 12.5% on an annualized basis, from $4.0 billion, or 80.9% of total loans and leases, at December 31, 2015. The $126.3 million increase in the commercial loan portfolios was partially offset by the $2.5 million decrease in the indirect automobile portfolio due to the sale during the first quarter of 2015.

Total deposits of $4.4 billion at March 31, 2016 increased $87.4 million from December 31, 2015. Core deposits, defined as the sum of demand checking, NOW, money market, and savings accounts, increased at a 8.3% annualized rate during the first three months of 2016.

Asset Quality

The ratio of the allowance for loan and lease losses to total loans and leases was 1.14% at March 31, 2016 and December 31, 2015. The allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and leases was 1.20% at March 31, 2016 and December 31, 2015. The Company continued to employ its historical underwriting methodology throughout the three-month period ended March 31, 2016.

Nonperforming assets at March 31, 2016 totaled $32.5 million, or 0.53% of total assets, as compared with $20.7 million, or 0.34% of total assets, at December 31, 2015. Net charge-offs for the three months ended March 31, 2016 were $0.4 million, or 0.03% of average loans and leases on an annualized basis, compared to $0.9 million, or 0.07% annualized, for the three months ended March 31, 2015.

Capital Strength

The Company is a "well-capitalized" bank holding company as defined in the Federal Reserve Board's Regulation Y. The Company's common equity Tier 1 capital ratio was 10.47% at March 31, 2016, compared to 10.62% at December 31, 2015. The Company’s Tier 1 leverage ratio was 9.27% at March 31, 2016, compared to 9.37% at December 31, 2015. Tier 1 risk-based ratio was 10.77% at March 31, 2016, compared to 10.91% at December 31, 2015. Total risk-based ratio was 13.38% at March 31, 2016, compared to 13.54% at December 31, 2015. The Company's ratio of stockholders’ equity to total assets was 11.01% and 11.05% at March 31, 2016 and December 31, 2015, respectively. The Company's tangible equity ratio was 8.83% and 8.81% at March 31, 2016 and December 31, 2015, respectively.

Net Income

For the three months ended March 31, 2016, the Company reported net income of $12.8 million, or $0.18 per basic and diluted share, up $1.1 million, or 9.5%, from $11.7 million, or $0.17 per basic share, for the three months ended March 31, 2015. This net increase in net income is primarily the result of an increase in net interest income of $0.7 million, an increase in the provision for credit losses of $0.1 million, an increase in non-interest income of $2.0 million, an increase in non-interest expense of $0.7 million, an increase in provision for income taxes of $0.5 million and an increase in noncontrolling income of $0.2 million. Refer to “Results of Operations" below for further discussion.

The annualized return on average assets was 0.84% for the three months ended March 31, 2016, compared to 0.80% for the three months ended March 31, 2015, respectively. The annualized return on average stockholders’ equity was 7.57% for the three months ended March 31, 2016, compared to 7.22% for the three months ended March 31, 2015.

Net interest margin was 3.45% for the three months ended March 31, 2016, compared to 3.57% for the three months ended March 31, 2015. The decrease in the net interest margin in a highly competitive and declining interest rate environment is, in part, a result of a decrease in the yield on interest-earning assets by 8 basis points to 4.03% for the three months ended March 31, 2016 from 4.11% for the three months ended March 31, 2015 and an increase of 3 basis points in interest-bearing liabilities to 0.77% for the three months ended March 31, 2016 from 0.74% for the three months ended March 31, 2015.

The Company's net interest margin and net interest income continued to be placed under significant pressure due to competitive pricing in all loan categories and the continuation of a low interest-rate environment, along with the Company's diminishing ability to reduce its cost of funds.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by Management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s 2015 Annual Report on Form 10-K, Management has identified the valuation of available-for-sale securities, accounting for assets and liabilities acquired, the determination of the allowance for loan and lease losses, the review of goodwill and intangibles for impairment, and income tax accounting as the Company’s most critical accounting policies.

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

The following table summarizes the Company’s return on average tangible assets and return on average tangible stockholders’ equity:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in Thousands)
Net income, as reported	$12,812	$13,327	$12,888	$11,865	$11,703

Average total assets	$6,092,858	$5,957,191	$5,790,469	5,762,620	5,852,114
Less: Average goodwill and average identified intangible assets, net	148,248	148,930	149,669	150,385	151,125
Average tangible assets	$5,944,610	$5,808,261	$5,640,800	$5,612,235	$5,700,989

Return on average tangible assets (annualized)	0.86%	0.92%	0.91%	0.85%	0.82%

Average total stockholders’ equity	$677,101	$667,471	$659,761	655,223	648,683
Less: Average goodwill and average identified intangible assets, net	148,248	148,930	149,669	150,385	151,125
Average tangible stockholders’ equity	$528,853	$518,541	$510,092	$504,838	$497,558

Return on average tangible stockholders’ equity (annualized)	9.69%	10.28%	10.11%	9.40%	9.41%

The following tables summarize the Company’s tangible equity ratio at the dates indicated:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in Thousands)
Total stockholders’ equity	$680,417	$667,485	$663,468	$653,516	$651,319
Less: Goodwill and identified intangible assets, net	147,888	148,523	149,247	149,972	150,696
Tangible stockholders’ equity	$532,529	$518,962	$514,221	$503,544	$500,623

Total assets	$6,181,030	$6,042,338	$5,839,529	$5,782,934	$5,755,146
Less: Goodwill and identified intangible assets, net	147,888	148,523	149,247	149,972	150,696
Tangible assets	$6,033,142	$5,893,815	$5,690,282	$5,632,962	$5,604,450

Tangible equity ratio	8.83%	8.81%	9.04%	8.94%	8.93%

The following tables summarize the Company’s tangible book value per share at the dates indicated:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars In Thousands, Except Share Data)
Tangible stockholders’ equity	$532,529	$518,962	$514,221	$503,544	$500,623

Common shares issued	75,744,445	75,744,445	75,744,445	75,744,445	75,744,445
Less: Common shares classified as treasury shares	4,861,554	4,861,554	4,861,085	5,048,525	5,042,238
Less: Unallocated ESOP shares	203,973	213,066	222,645	232,224	241,803
Less: Unvested restricted shares	486,035	486,035	486,999	406,566	418,035
Common shares outstanding	70,192,883	70,183,790	70,173,716	70,057,130	70,042,369

Tangible book value per share	$7.59	$7.39	$7.33	$7.19	$7.15

The following table summarizes the Company’s dividend payout ratio:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in Thousands)
Dividends paid	$6,336	$6,335	$6,332	$6,326	$5,974

Net income, as reported	$12,812	$13,327	$12,888	$11,865	$11,703

Dividend payout ratio	49.45%	47.54%	49.13%	53.32%	51.05%

The following table summarizes the Company’s allowance for loan and lease losses related to originated loans and leases as a percentage of total originated loans and lease at the dates indicated:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in Thousands)
Allowance for loan and lease losses	$58,606	$56,739	$56,472	$56,398	$55,106
Less: Allowance for acquired loan and lease losses	1,938	1,752	2,048	2,655	2,911
Allowance for originated loan and lease losses	$56,668	$54,987	$54,424	$53,743	$52,195

Total loans and leases	$5,130,445	$4,995,540	$4,829,152	$4,729,581	$4,634,594
Less: Total acquired loans and leases	395,782	422,652	457,922	509,028	561,103
Total originated loans and leases	$4,734,663	$4,572,888	$4,371,230	$4,220,553	$4,073,491

Allowance for loan and lease losses related to originated loans and leases as a percentage of originated loans and leases	1.20%	1.20%	1.25%	1.27%	1.28%

Financial Condition

Loans and Leases

The following table summarizes the Company’s portfolio of loans and leases receivable at the dates indicated:

	At March 31, 2016		At December 31, 2015
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate mortgage	$1,958,057	38.2%	$1,875,592	37.5%
Multi-family mortgage	682,317	13.3%	658,480	13.2%
Construction	126,024	2.5%	130,322	2.6%
Total commercial real estate loans	2,766,398	54.0%	2,664,394	53.3%
Commercial loans and leases:
Commercial	616,290	12.0%	592,531	11.9%
Equipment financing	721,621	14.1%	721,890	14.5%
Condominium association	60,728	1.2%	59,875	1.2%
Total commercial loans and leases	1,398,639	27.3%	1,374,296	27.6%
Indirect automobile	11,220	0.2%	13,678	0.3%
Consumer loans:
Residential mortgage	617,501	12.0%	616,449	12.3%
Home equity	318,859	6.2%	314,553	6.3%
Other consumer	17,828	0.3%	12,170	0.2%
Total consumer loans	954,188	18.5%	943,172	18.8%
Total loans and leases	5,130,445	100.0%	4,995,540	100.0%
Allowance for loan and lease losses	(58,606)		(56,739)
Net loans and leases	$5,071,839		$4,938,801

The following table sets forth the growth (decline) in the Company’s loan and lease portfolios during the three months ended March 31, 2016:

	At March 31, 2016	At December 31, 2015	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$2,766,398	$2,664,394	$102,004	15.3%
Commercial	1,398,639	1,374,296	24,343	7.1%
Indirect automobile	11,220	13,678	(2,458)	-71.9%
Consumer	954,188	943,172	11,016	4.7%
Total loans and leases	$5,130,445	$4,995,540	$134,905	10.8%

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

The Company employs seasoned commercial lenders and retail bankers who rely on community and business contacts as well as referrals from customers, attorneys, and other professionals to generate loans and deposits. Existing borrowers are also an important source of business since many of them have more than one loan outstanding with the Company. The Company’s ability to originate loans depends on the strength of the economy, trends in interest rates, and levels of customer demand, and market competition.
The Company's current policy is that the aggregate amount of loans outstanding to any one borrower or related entities may not exceed $35 million unless approved by the Board Credit Committee, a committee of the Company's Board of Directors.
As of March 31, 2016, there were two borrowers with aggregated loans outstanding of $35 million or greater. The total of those loans was $94.3 million or 1.84% of total loans outstanding as of March 31, 2016.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits, and other matters relevant to loan underwriting.
Commercial Real Estate Loans

The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company’s overall loan portfolio, representing 54.0% of total loans and leases outstanding at March 31, 2016.

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

Commercial real estate and multi-family mortgage loans are typically originated for terms of five years with amortization periods of 20 to 30 years. Many of the loans are priced at inception on a fixed-rate basis generally for periods ranging from two to five years with repricing periods for longer-term loans. When possible, prepayment penalties are included in loan covenants on these loans. For commercial customers who are interested in loans with terms longer than five years, the Company offers interest rate swaps to accommodate customer preferences.

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

The commercial real estate portfolio was composed primarily of loans secured by apartment buildings ($687.5 million), office buildings ($624.4 million), retail stores ($522.0 million), industrial properties ($306.0 million), and mixed-use properties ($212.3 million) at March 31, 2016. At that date, over 97% of the commercial real estate loans outstanding were secured by properties located in New England.

Construction and development financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate, and thus has higher concentration limits than do other commercial credit classes. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of construction costs, the estimated time to sell or rent the completed property at an adequate price or rate of occupancy, and market conditions. If the estimates and projections prove to be inaccurate, the Company may be confronted with a project which, upon completion, has a value that is insufficient to assure full loan repayment.

Criteria applied in underwriting construction loans for which the primary source of repayment is the sale of the property are different from the criteria applied in underwriting construction loans for which the primary source of repayment is the stabilized cash flow from the completed project. For those loans where the primary source of repayment is from resale of the property, in addition to the normal credit analysis performed for other loans, the Company also analyzes project costs, the attractiveness of the property in relation to the market in which it is located, and demand within the market area. For those construction loans where the source of repayment is the stabilized cash flow from the completed project, the Company analyzes not only project costs but also how long it might take to achieve satisfactory occupancy and the reasonableness of projected rental rates in relation to market rental rates.

Commercial Loans and Leases

The commercial loan and lease portfolio is composed of commercial loans, equipment financing loans and leases and condominium association loans and represented 27.3% of total loans outstanding at March 31, 2016.

The Company provides commercial banking services to companies in its market area. Approximately 51% of the commercial loans outstanding at March 31, 2016 were made to borrowers located in New England. Approximately 17% of the outstanding balances were made to borrowers in New York and New Jersey by the Company's equipment financing divisions. The remaining 49% of the commercial loans outstanding were made to borrowers in other areas in the United States of America. Product offerings include lines of credit, term loans, letters of credit, deposit services, and cash management. These types of credit facilities have as their primary source of repayment cash flows from the operations of a business. Interest rates offered are available on a floating basis tied to the prime rate or a similar index or on a fixed-rate basis referenced on the Federal Home Loan Bank of Boston (“FHLBB”) index.

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

The Company’s equipment financing divisions focus on market niches in which its lenders have deep experience and industry contacts, and on making loans to customers with business experience. An important part of the Company’s equipment financing loan origination volume comes from equipment manufacturers and existing customers as they expand their operations. The equipment financing portfolio is composed primarily of loans to finance laundry, tow trucks, fitness, dry cleaning, and convenience store equipment. The borrowers are located primarily in the greater New York and New Jersey metropolitan area, although the customer base extends to locations throughout the United States. Typically, the loans are priced at a fixed rate of interest and require monthly payments over a three- to seven-year life. The yields earned on equipment financing loans are higher than those earned on the commercial loans made by the Banks because they involve a higher degree of credit risk. Equipment financing customers are typically small-business owners who operate with limited financial resources and who face greater risks when the economy weakens or unforeseen adverse events arise. Because of these characteristics, personal guarantees of borrowers are usually obtained along with liens on available assets. The size of loan is determined by an analysis of cash flow and other characteristics pertaining to the business and the equipment to be financed, based on detailed revenue and profitability data of similar operations.

Loans to condominium associations are for the purpose of funding capital improvements, are made for five- to ten-year terms and are secured by a general assignment of condominium association revenues. Among the factors considered in the underwriting of such loans are the level of owner occupancy, the financial condition and history of the condominium association, the attractiveness of the property in relation to the market in which it is located, and the reasonableness of estimates of the cost of capital improvements to be made. Depending on loan size, funds are advanced as capital improvements are made and, in more complex situations, after completion of engineering inspections.

Consumer Loans

The consumer loan portfolio is composed of residential mortgage loans, home equity loans and lines of credit and other consumer loans and represented 18.5% of total loans outstanding at March 31, 2016. The Company focuses its mortgage loans on existing and new customers within its branch networks in the urban and suburban marketplaces in the greater Boston and Providence metropolitan areas. Loans outstanding in the indirect automobile portfolio totaled $11.2 million at March 31, 2016, down from $13.7 million at December 31, 2015. In December 2014, the Company ceased the origination of indirect automobile loa ns and in March 2015, sold $255.2 million of the indirect automobile loan portfolio. As of March 31, 2016, the Company continues to service the remaining portfolio.

The Company originates adjustable- and fixed-rate residential mortgage loans secured by one- to four-family residences. Each residential mortgage loan granted is subject to a satisfactorily completed application, employment verification, credit history, and a demonstrated ability to repay the debt. Generally, loans are not made when the loan-to-value ratio exceeds 80% unless private mortgage insurance is obtained and/or there is a financially strong guarantor. Appraisals are performed by outside independent fee appraisers.

In general, the Company maintains three-, five- and seven-year adjustable-rate mortgage loans and ten-year fixed-rate fully amortizing mortgage loans in its portfolio. Fixed-rate mortgage loans with maturities beyond ten years, such as 15- and 30-year fixed-rate mortgages, are generally not maintained in the Company’s portfolio but are, rather, sold into the secondary market on a servicing-released basis. At March 31, 2016, the Banks acted as correspondent banks in these secondary-market transactions. Loan sales in the secondary market provide funds for additional lending and other banking activities.

Underwriting guidelines for home equity loans and lines of credit are similar to those for residential mortgage loans. Home equity loans and lines of credit are limited to no more than 80% of the appraised value of the property securing the loan including the amount of any existing first mortgage liens.

Other consumer loans have historically been a modest part of the Company’s loan originations. At March 31, 2016, other consumer loans equaled $17.8 million, or 0.3% of total loan outstanding. Consumer equity and debt securities were pledged as collateral for a substantial part of these loans.

Asset Quality

Criticized and Classified Assets

The Company’s Management negatively rates certain loans and leases as “other asset especially mentioned ("OAEM"),” “substandard” or “doubtful” based on criteria established under banking regulations. These loans and leases are collectively referred to as “criticized” assets. Loans and leases rated OAEM have potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. At March 31, 2016, the Company had $61.9 million of total assets, including acquired assets, that were designated as criticized. This compares to $49.0 million of assets that were designated as criticized at December 31, 2015. The increase in criticized assets was primarily due to several criticized taxi medallion and equipment financing loans which were downgraded during the first quarter of 2016. See Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for more information on the Company’s risk-rating system.

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

The following table sets forth information regarding nonperforming assets at the dates indicated:

	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Nonaccrual loans and leases:
Commercial real estate mortgage	$5,440	$5,482
Multi-family mortgage	1,446	291
Commercial	15,050	6,264
Equipment financing	5,391	2,610
Indirect automobile	308	675
Residential mortgage	2,132	2,225
Home equity	2,104	1,757
Other consumer	34	29
Total nonaccrual loans and leases	31,905	19,333
OREO	408	729
Other repossessed assets	157	614
Total nonperforming assets	$32,470	$20,676

Loans and leases past due greater than 90 days and still accruing	$3,512	$8,690

Total nonperforming loans and leases as a percentage of total loans and leases	0.62%	0.39%
Total nonperforming assets as a percentage of total assets	0.53%	0.34%

Total nonperforming assets, which are composed of nonaccrual loans and leases, OREO and other repossessed assets, increased $11.8 million from $20.7 million at December 31, 2015 to $32.5 million at March 31, 2016. The increase was primarily due to $8.6 million of taxi medallion loans and $2.7 million of equipment financing loans which were placed on non-accrual and downgraded during the first quarter of 2016.

Troubled Debt Restructured Loans and Leases

The following table sets forth information regarding troubled debt restructured loans and leases at the dates indicated:

	At March 31, 2016	At December 31, 2015
	(In Thousands)
Troubled debt restructurings:
On accrual	$16,697	$17,953
On nonaccrual	14,614	4,965
Total troubled debt restructurings	$31,311	$22,918

Changes in troubled debt restructured loans and leases were as follows for the periods indicated:

	Three months ended March 31,
	2016	2015
	(In Thousands)
Balance at beginning of period	$22,918	$20,440
Additions	8,775	2,833
Net charge-offs (recoveries)	—	(28)
Repayments	(382)	(2,935)
Other reductions (1)	—	—
Balance at end of period	$31,311	$20,310
(1) Other reductions include transfers to OREO and changes in troubled debt restructuring status.

Allowance for Loan and Lease Losses

 The allowance for loan and lease losses consists of general and specific allowances and reflects Management’s estimate of probable loan and lease losses inherent in the loan portfolio at the balance sheet date. Management uses a consistent and systematic process and methodology to evaluate the adequacy of the allowance for loan and lease losses on a quarterly basis. The allowance is calculated by loan type: commercial real estate loans, commercial loans and leases, indirect automobile loans, and consumer loans, each category of which is further segregated. A formula-based credit evaluation approach is applied to each group that is evaluated collectively, primarily by loss factors, which includes estimates of incurred losses over an estimated loss emergence period, assigned to each risk rating by type, coupled with an analysis of certain loans individually evaluated for impairment. Management continuously evaluates and challenges inputs and assumptions in the allowance for loan and lease loss.

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

During the third quarter of 2015, the Company enhanced and refined its general allowance methodology to provide a more precise quantification of probable losses in the portfolio. Under the enhanced methodology, Management combined the historical loss information of the Banks to generate a single set of ratios. Management believes it is appropriate to aggregate the ratios as the Banks share common environmental factors, operate in similar markets, and utilize common underwriting standards in accordance with the Company's Credit Policy. In prior periods, a historical loss history applicable to each Bank was used.

Management employed a similar analysis for the consolidation of the qualitative factors as it did for the quantitative factors. Again, Management believes the combination of the existing nine qualitative factors used at each of the Banks into a single group of factors for use across the Company is appropriate based on the commonality of environmental factors, markets, and underwriting standards among the Banks. In prior periods each of the Banks utilized a set of qualitative factors applicable to each Bank.

As of March 31, 2016, the Company had a portfolio of approximately $36.1 million in loans secured by taxi medallions issued by the cities of Boston and Cambridge.  Recently, application-based mobile ride services, such as Uber and Lyft, have generated increased competition in the taxi area, resulting in a reduction in taxi utilization and, as a result, a reduction in the collateral value and credit quality of taxi medallion loans.  This has increased the likelihood that loans secured by taxi medallions may default, or that the borrowers may be unable to repay these loans at maturity, potentially resulting in an increase in troubled debt restructurings, therefore, beginning with the quarter ended December 31, 2015, the Company’s allowance calculation included a further segmentation of the commercial loans and leases to reflect the increased risk in the

Company’s taxi medallion portfolio. This allowance calculation segmentation represents Management’s estimations of the risks associated with the portfolio, however, further declines in demand for taxi services or further deterioration in the value of taxi medallions may result in higher delinquencies and losses beyond that provided for in the allowance for loan and lease losses.

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

The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2016 and 2015.

	At and for the Three Months Ended March 31, 2016
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2015	$30,151	$22,018	$269	$4,301	$—	$56,739
Charge-offs	(331)	(288)	(244)	(12)	—	(875)
Recoveries	—	224	231	20	—	475
Provision (credit) for loan and lease losses	1,164	1,024	(35)	114	—	2,267
Balance at March 31, 2016	$30,984	$22,978	$221	$4,423	$—	$58,606

Total loans and leases	$2,766,398	$1,398,639	$11,220	$954,188	N/A	$5,130,445
Allowance for loan and lease losses as a percentage of total loans and leases	1.12%	1.64%	1.97%	0.46%	N/A	1.14%

	At and for the Three Months Ended March 31, 2015
	Commercial Real Estate	Commercial	Indirect Automobile	Consumer	Unallocated	Total
	(Dollars in Thousands)
Balance at December 31, 2014	$29,594	$15,957	$2,331	$3,359	$2,418	$53,659
Charge-offs	(388)	(450)	(820)	(7)	—	(1,665)
Recoveries	—	212	581	18	—	811
Provision (credit) for loan and lease losses	254	3,365	(1,634)	249	67	2,301
Balance at March 31, 2015	$29,460	$19,084	$458	$3,619	$2,485	$55,106

Total loans and leases	$2,500,887	$1,227,352	$23,335	$883,020	N/A	$4,634,594
Allowance for loan and lease losses as a percentage of total loans and leases	1.18%	1.55%	1.96%	0.41%	N/A	1.19%

The allowance for loan and lease losses was $58.6 million at March 31, 2016, or 1.14% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $56.7 million or 1.14% of total loans and leases outstanding, at December 31, 2015. The increase in the allowance for loan and lease losses from December 31, 2015 to March 31, 2016 was due to loan growth of $134.9 million during the first quarter of 2016, and a specific reserve recorded for an equipment financing loan, and was partially offset by the reduction in reserve due to a decrease in the historical loss factor.  The increase in substandard/impaired taxi medallion loans did not meaningfully increase the allowance for loan and lease losses as the risk in the portfolio was reserved for as of December 31, 2015.

Commercial Real Estate Loans

The allowance for commercial real estate loan losses was $31.0 million at March 31, 2016, or 1.12% of total commercial real estate loans outstanding. This compared to an allowance for commercial real estate loan losses of $30.2 million, or 1.13% of total commercial real estate loans outstanding, at December 31, 2015. Specific reserves on commercial real estate loans were $2.4 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively. The $0.8 million increase in the allowance for commercial real estate loan losses during the first three months of 2016 was primarily driven by loan growth of $102.0 million, or 15.3% on an annualized basis from December 31, 2015 partially offset by the decrease in reserve due to the changes in loss factors.

The ratio of total criticized and classified commercial real estate loans to total commercial real estate loans increased to 1.06% at March 31, 2016 from 1.03% at December 31, 2015. The ratio of originated commercial real estate loans on nonaccrual to total originated commercial real estate loans increased to 0.17% at March 31, 2016 from 0.13% at December 31, 2015.

Net charge-offs in the commercial real estate loan portfolio for the three months ended March 31, 2016 and March 31, 2015 were $0.3 million and $0.4 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended March 31, 2016 and March 31, 2015 were 0.05% and 0.06%, respectively.

Commercial Loans and Leases

The allowance for commercial loan and lease losses was $23.0 million, or 1.64% of total commercial loans and leases outstanding, at March 31, 2016, compared to $22.0 million, or 1.60%, at December 31, 2015.  Specific reserves on commercial loans and leases increased from $1.3 million at December 31, 2015 to $2.9 million at March 31, 2016. The $1.0 million increase in the allowance for commercial loan and lease losses during the first three months of 2016 was primarily driven by loan growth of $24.3 million, or 7.1% on an annualized basis, from December 31, 2015, and a specific reserve recorded for an equipment financing loan during the first quarter of 2016.

The ratio of total criticized and classified commercial loans and leases to total commercial loans and leases was 2.32% at March 31, 2016 as compared to 1.57% at December 31, 2015. The ratio of originated commercial loans and leases on nonaccrual to total originated commercial loans and leases increased to 1.28% at March 31, 2016 from 0.46% at December 31, 2015.

Net charge-offs in the commercial loan and lease portfolio for the three months ended March 31, 2016 and March 31, 2015 were $0.1 million and $0.2 million, respectively. As a percentage of average commercial loans and leases, annualized net charge-offs for the three months ended March 31, 2016 and March 31, 2015 were 0.02% and 0.08%, respectively.

Indirect Automobile Loans

The allowance for indirect automobile loan losses was $0.2 million, or 1.97% of total indirect automobile loans outstanding, at March 31, 2016, compared to $0.3 million, or 1.97% of the indirect automobile portfolio outstanding, at December 31, 2015. Loans outstanding decreased $2.5 million from $13.7 million at December 31, 2015 to $11.2 million at March 31, 2016. There were no loans individually evaluated for impairment in the indirect automobile portfolio at March 31, 2016 and December 31, 2015.

The ratio of indirect automobile loans with borrower credit scores below 660 to the total indirect automobile portfolio decreased to 45.3% at March 31, 2016 from 45.5% at December 31, 2015. The ratio of indirect automobile loans on nonaccrual to total indirect automobile loans decreased to 2.75% at March 31, 2016 compared to 4.93% at December 31, 2015.

Net charge-offs in the indirect automobile portfolio for the three months ended March 31, 2016 was negligible. This compared to net charge-offs of $0.2 million for the three months ended March 31, 2015. As a percentage of average loans and leases, the annualized net charge-offs for the three months ended March 31, 2015 was 0.34%.

Consumer Loans

The allowance for consumer loan losses, including residential loans and home equity loans and lines of credit, was $4.4 million, or 0.46% of total consumer loans and leases outstanding, at March 31, 2016, compared to $4.3 million, or 0.46%, at December 31, 2015. There was a nominal reserve for consumer loans individually evaluated for impairment at March 31, 2016 and December 31, 2015. The $0.1 million increased in the allowance for consumer loans during the first three months of 2016 was primarily driven by loan growth of $11.0 million, or 4.7% on an annualized basis, from December 31, 2015. The ratio of originated consumer loans on nonaccrual to total originated consumer loans decreased to 0.27% at March 31, 2016 from 0.29% at December 31, 2015.  The risk of loss on a home equity loan is higher since the property securing the loan has often been previously pledged as collateral for a first mortgage loan. The Company gathers and analyzes delinquency data, to the extent that data are available on these first liens, for purposes of assessing the collectability of the second liens held for the Company even if these home equity loans are not delinquent. This data are further analyzed for performance differences between amortizing and non-amortizing home equity loans, the percentage borrowed to total loan commitment, and by the amount of payments made by the borrower. The loss exposure is not considered to be high due to the combination of current property values, the historically low loan-to-value ratios, the low level of losses experienced in the past few years, and the low level of loan delinquencies at March 31, 2016. If the local economy weakens, a rise in losses in those loan classes could occur. Historically, losses in these classes have been low.

Net recoveries in the consumer portfolio for the three months ended March 31, 2016 and March 31, 2015 were $8.0 thousand and $11.0 thousand, respectively.

The following table sets forth the Company’s percent of allowance for loan and lease losses to the total allowance for loan and lease losses and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2016			At December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$21,735	37.1%	38.2%	$21,100	37.3%	37.5%
Multi-family	6,684	11.4%	13.3%	6,376	11.2%	13.2%
Construction	2,565	4.4%	2.5%	2,675	4.7%	2.6%
Total commercial real estate loans	30,984	52.9%	54.0%	30,151	53.2%	53.3%
Commercial loans and leases:
Commercial	12,901	22.0%	12.0%	12,745	22.5%	11.9%
Equipment financing	9,606	16.4%	14.1%	8,809	15.5%	14.5%
Condominium association	471	0.8%	1.2%	464	0.8%	1.2%
Total commercial loans and leases	22,978	39.2%	27.3%	22,018	38.8%	27.6%
Indirect automobile	221	0.4%	0.2%	269	0.5%	0.3%
Consumer loans:
Residential mortgage	2,017	3.4%	12.0%	2,069	3.6%	12.3%
Home equity	2,277	3.9%	6.2%	2,149	3.8%	6.3%
Other consumer	129	0.2%	0.3%	83	0.1%	0.2%
Total consumer loans	4,423	7.5%	18.5%	4,301	7.5%	18.8%
Total	$58,606	100.0%	100.0%	$56,739	100.0%	100.0%

Investments

The investment portfolio exists primarily for liquidity purposes, and secondarily as sources of interest and dividend income, interest-rate risk management and tax planning as a counterbalance to loan and deposit flows. Investment securities are utilized as part of the Company’s asset/liability management and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, security prepayment rates, deposit outflows, liquidity concentrations, and regulatory capital requirements.

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

Cash, cash equivalents, and investment securities increased approximately $11.1 million, or 6.5% on an annualized basis, to $693.5 million at March 31, 2016 from $682.4 million at December 31, 2015. The increase was primarily driven by investment securities. Cash, cash equivalents, and investment securities were 11.2% of total assets at March 31, 2016, compared to 11.3% of total assets at December 31, 2015.

The following table sets forth certain information regarding the amortized cost and market value of the Company’s investment securities at the dates indicated:

	At March 31, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
Debt securities:
GSEs	$56,108	$57,259	$40,658	$40,627
GSE CMOs	189,529	189,180	198,000	193,816
GSE MBSs	240,138	243,214	230,213	229,881
SBA commercial loan asset-backed securities	134	133	148	147
Corporate debt obligations	43,173	44,238	46,160	46,486
Trust preferred securities	1,467	1,165	1,466	1,267
Total debt securities	530,549	535,189	516,645	512,224
Marketable equity securities	959	993	956	977
Total investment securities available-for-sale	$531,508	$536,182	$517,601	$513,201

Investment securities held-to-maturity:
GSEs	$25,420	$25,531	$34,915	$34,819
GSE MBSs	18,539	18,508	19,291	18,986
Municipal Obligations	38,950	39,767	39,051	39,390
Foreign Government Obligations	500	484	500	500
Total investment securities held-to-maturity	$83,409	$84,290	$93,757	$93,695

The fair value of investment securities is based principally on market prices and dealer quotes received from third-party, nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. The Company's marketable equity securities are priced this way and are included in Level 1. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads, and estimated prepayment speeds, where applicable. These investments include certain U.S. and government agency debt securities, GSE residential MBSs and CMOs, corporate debt securities, SBA commercial loan asset-backed securities, and trust preferred securities, all of which are included in Level 2.

Additionally, Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields, and changes in generic pricing of 15-year and 30-year securities. Additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics, and a review of historical pricing for the particular security.

Maturities, calls, and principal repayments for investment securities available-for-sale totaled $27.7 million and $20.0 million for the three months ended March 31, 2016 and 2015, respectively. Maturities, calls, and principal repayments for investment securities held-to-maturity totaled $13.7 million for the three months ended March 31, 2016 compared to zero for the same period in 2015. During the three months ended March 31, 2016, the Company purchased $42.0 million of investment securities available-for-sale and $3.5 million investment securities held-to-maturity. This compared to $29.5 million of investment securities available-for-sale and no purchases of investment securities held-to-maturity for the same period in 2015. During the three months ended March 31, 2016 and 2015, the Company did not sell any investment securities available-for-sale or held-to-maturity.

At March 31, 2016, the fair value of all investment securities available-for-sale was $536.2 million, with net unrealized gains of $4.7 million, compared to a fair value of $513.2 million and net unrealized losses of $4.4 million at December 31, 2015. At March 31, 2016, $122.0 million, or 22.8% of the portfolio, had gross unrealized losses of $1.6 million. This compares to $368.1 million, or 71.7% of the portfolio, with gross unrealized losses of $6.0 million at December 31, 2015.

At March 31, 2016, the fair value of all investment securities held-to-maturity was $84.3 million with an amortized cost of $83.4 million and net unrealized gains of $0.9 million, compared to a fair value of $93.7 million, which approximated cost, at December 31, 2015. At March 31, 2016, $11.2 million, or 13.2% of the portfolio, had gross unrealized losses of $64.0 thousand. This compares to $52.3 million, or 55.8% of the portfolio, with gross unrealized losses of $0.4 million at December 31, 2015.

Management believes that these negative differences between amortized cost and fair value do not include credit losses, but rather differences in interest rates between the time of purchase and the time of measurement. It is more likely than not that the Company will not sell the investment securities before recovery, and, as a result, it will recover the amortized cost basis of the investment securities. As such, Management has determined that these investment securities are not other-than-temporarily impaired at March 31, 2016. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional other-than-temporary impairments in future periods. For additional discussion on how the Company validates fair values provided by the third-party pricing service, see Note 13, “Fair Value of Financial Instruments.”

Restricted Equity Securities

Federal Reserve Bank Stock

The Company invests in the stock of the Federal Reserve Bank of Boston, as required by the Banks’ membership in the FRB. As of March 31, 2016 and December 31, 2015, the Company owned stock in the Federal Reserve Bank of Boston with a carrying value of $16.8 million.

FHLBB Stock

The Company invests in the stock of the FHLBB as one of the requirements to borrow funds. As of March 31, 2016 and December 31, 2015, the Company maintained an excess balance of capital stock of $1.7 million and $4.3 million, respectively, which allows for additional borrowing capacity at each of the Banks. The decrease of the excess balance of capital stock was the result of a stock buyback by the FHLBB in the amount of $679.0 thousand at one of the Banks. As of March 31, 2016 and December 31, 2015, the Company owned stock in the FHLBB with a carrying value of $48.2 million and $48.9 million, respectively. The FHLBB stated that it remained in compliance with all regulatory capital ratios at December 31, 2015 and, based on the most recent information available, was classified as “adequately capitalized” by its regulator.

Deposits

The following table presents the Company’s deposit mix at the dates indicated.

	At March 31, 2016			At December 31, 2015
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing accounts	$793,195	18.1%	—%	$799,117	18.6%	—%

NOW accounts	286,920	6.5%	0.07%	283,972	6.6%	0.07%
Savings accounts	555,843	12.7%	0.26%	540,788	12.5%	0.25%
Money market accounts	1,649,348	37.5%	0.45%	1,594,269	37.0%	0.44%
Certificate of deposit accounts	1,108,150	25.2%	0.95%	1,087,872	25.3%	0.93%
Total interest-bearing deposits	3,600,261	81.9%	0.54%	3,506,901	81.4%	0.53%
Total deposits	$4,393,456	100.0%	0.44%	$4,306,018	100.0%	0.43%

Total deposits increased $87.4 million, or 8.1% on an annualized basis, to $4.4 billion at March 31, 2016 as compared to $4.3 billion at December 31, 2015. Although deposits increased from December 31, 2015, as a percentage of total assets deposits decreased from 71.3% at December 31, 2015 to 71.1% at March 31, 2016, primarily due to change in balance sheet mix.

At March 31, 2016, the Company had $268.3 million of brokered deposits compared to $252.3 million at December 31, 2015. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the amount of brokered deposits to 15% of total assets. Brokered deposits are included in the certificate of deposit balance, which increased $20.3 million, or 7.5% on an annualized basis, during the three months ended March 31, 2016. Certificates of deposit decreased as a percentage of total deposits to 25.2% at March 31, 2016 from 25.3% at December 31, 2015.

During the three months ended March 31, 2016, core deposits increased $67.2 million, or 8.3% on an annualized basis. However, as a percentage of total deposits, the ratio increased from 74.7% at December 31, 2015 to 74.8% at March 31, 2016, primarily due to the shift in deposit mix and increase in money market accounts.

The following table sets forth the distribution of the average balances of the Company’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$798,869	18.4%	—%	$728,099	17.9%	—%
NOW accounts	279,414	6.4%	0.07%	237,718	5.8%	0.07%
Savings accounts	564,681	13.0%	0.25%	541,595	13.3%	0.20%
Money market accounts	1,629,054	37.5%	0.44%	1,536,751	37.7%	0.48%
Total core deposits	3,272,018	75.2%	0.27%	3,044,163	74.7%	0.28%
Certificate of deposit accounts	1,077,639	24.8%	0.96%	1,033,511	25.3%	0.85%
Total deposits	$4,349,657	100.0%	0.44%	$4,077,674	100.0%	0.43%

The following table sets forth the maturity periods for certificates of deposit of $250,000 or more deposited with the Company at the dates indicated:

	At March 31, 2016		At December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$65,502	0.74%	$67,361	0.67%
Over six months through 12 months	54,689	0.97%	54,135	1.03%
Over 12 months	50,676	1.51%	46,856	1.52%
	$170,867	1.04%	$168,352	1.02%

Borrowed Funds

The following table sets forth certain information regarding FHLBB advances, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
Average balance outstanding	$986,539	$1,061,904
Maximum amount outstanding at any month-end during the period	1,028,309	1,094,459
Balance outstanding at end of period	1,028,309	924,925
Weighted average interest rate for the period	1.58%	1.42%
Weighted average interest rate at end of period	1.54%	1.58%

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

FHLBB borrowings increased $44.1 million to $906.0 million at March 31, 2016 from $861.9 million at December 31, 2015. The increase in FHLBB borrowings was primarily due to additional advances to fund loan and lease growth.  The Company also benefited from a FHLBB program which offered $14.1 million of borrowings at 0% interest for three years.

Repurchase Agreements

The Company periodically enters into repurchase agreements with its larger deposit and commercial customers as part of its cash management services which are typically overnight borrowings. Short-term borrowings and repurchase agreements with commercial customers increased $1.2 million during the three months ended March 31, 2016, from $38.2 million as of December 31, 2015 to $39.4 million as of March 31, 2016, as customers shifted funds from other deposit products.

Subordinated Debentures and Notes

In the third quarter of 2014, the Company offered $75.0 million of 6.0% fixed-to-floating subordinated notes due September 15, 2029. The Company is obligated to pay 6.0% interest semiannually between September 2014 and September 2024. Subsequently, the Company is obligated to pay 3-month LIBOR plus 3.315% quarterly until the notes mature in September 2029.

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount at March 31, 2016	Carrying Amount at December 31, 2015
Issue Date	Rate	Maturity Date	Next Call Date
(Dollars in Thousands)
June 26, 2003	Variable; 3-month LIBOR + 3.10%	June 26, 2033	June 26, 2016	$4,730	$4,725
March 17, 2004	Variable; 3-month LIBOR + 2.79%	March 17, 2034	June 17, 2016	$4,599	$4,589
September 15, 2014	6.0% Fixed-to-Variable; 3-month LIBOR + 3.315%	September 15, 2029	September 15, 2024	$73,649	$73,624

The above carrying amounts of the subordinated debentures included $671.2 thousand of accretion adjustments and $1.4 million of capitalized debt issuance costs as of March 31, 2016. This compares to $688.4 thousand of accretion adjustments and $1.4 million of capitalized debt issuance costs as of December 31, 2015.

Derivative Financial Instruments

The Company has entered into interest-rate swaps with certain of its commercial customers and concurrently enters into offsetting swaps with third-party financial institutions. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2016 or December 31, 2015. The following table summarizes certain information concerning the Company’s interest-rate swaps at March 31, 2016 and at December 31, 2015:

	Interest-Rate Swaps
	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Notional principal amounts	$583,035	$490,632
Fixed weighted average interest rate from the Company to counterparty	4.23%	4.30%
Floating weighted average interest rate from counterparty to the Company	2.42%	2.40%
Weighted average remaining term to maturity (in months)	97	100
Fair value:
Recognized as an asset	$18,583	$8,656
Recognized as a liability	$18,583	$8,781

Stockholders’ Equity and Dividends

The Company’s total stockholders’ equity was $680.4 million at March 31, 2016, a $12.9 million increase compared to $667.5 million at December 31, 2015. The increase primarily reflects net income attributable to the Company of $12.8 million for the three months ended March 31, 2016, an unrealized gain on securities available-for-sale of $5.8 million (after-tax), an increase of $0.5 million related to stock-based compensation, offset by common stock dividends of $6.3 million paid in that same period.

Stockholders’ equity represented 11.01% of total assets at March 31, 2016, as compared to 11.05% at December 31, 2015. Tangible stockholders’ equity (total stockholders’ equity less goodwill and identified intangible assets, net) represented 8.83% of tangible assets (total assets less goodwill and identified intangible assets, net) at March 31, 2016, as compared to 8.81% at December 31, 2015.

For the three months ended March 31, 2016, the dividend payout ratios were 49.45%, compared to 47.54% for the three months ended December 31, 2015.

Results of Operations — Comparison of the Three and Three-Month Periods Ended March 31, 2016 and March 31, 2015

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

Net Interest Income

Net interest income of $49.2 million for the quarter ended March 31, 2016 increased $0.7 million, or 1.4%, as compared to the first quarter of 2015. This overall increase was the result of an increase in total interest income of $1.3 million, or 2.3%, to $57.9 million for the quarter ended March 31, 2016, offset by an increase in interest expense of $0.6 million, or 7.6%, to $8.7 million for the quarter ended March 31, 2016. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2016 and March 31, 2015 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2016 and March 31, 2015 — Interest Expense Deposit and Borrowed Funds” below for more details.

Net interest margin decreased to 3.45% in the first quarter of 2016 from 3.57% in the first quarter of 2015. The decrease in the net interest margin is the result of repricing interest-earning assets in a lower interest rate environment without a comparable offset in lower funding costs.

The yield on interest-earning assets decreased to 4.03% in the first quarter of 2016 from 4.11% during the first quarter of 2015. The decrease is the result of the continued pricing pressure due to the low interest rate environment and the intense competition in most loan categories, as well as a decrease in accretion on acquired loans and leases, offset by a slight increase in prepayment penalties and late charges and an increase in dividends from restricted equity securities, debt securities, and other short term investments during the first quarter of 2016. In the first quarter of 2016, the Company benefited from a $0.2 million accretion on acquired loans and leases, which contributed 1 basis point to yields on interest-earning assets, compared to $1.2 million, or 11 basis points, in the first quarter of 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion. In addition, the Company recorded $0.6 million in prepayment penalties, which contributed 4 basis points to yields on interest-earning assets, in the first quarter of 2016, compared to $0.6 million, or 5 basis points, in the first quarter of 2015.

The overall cost of funds (including non-interest-bearing demand checking accounts) increased 2 basis points to 0.65% for the three months ended March 31, 2016 from 0.63% for the three months ended March 31, 2015. Refer to "Financial Condition - Borrowed Funds" above for more details.

Future net interest income, net interest spread and net interest margin may continue to be negatively affected by the low interest-rate environment; ongoing pricing pressures in both loan and deposit portfolios; and the ability of the Company to increase its core deposit ratio, increase its non-interest-bearing deposits as a percentage of total deposits, decrease its loan-to-deposit ratio, or decrease its reliance on FHLBB advances. They may also be negatively affected by changes in the amount of accretion on acquired loans and leases, deposits, and borrowed funds included in interest income and interest expense.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin

The following tables set forth information about the Company’s average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread, and net interest margin for the three months ended March 31, 2016 and March 31, 2015. Average balances are derived from daily average balances and yields include fees, costs, and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP. Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$604,034	$3,011	1.99%	$555,558	$2,683	1.93%
Marketable and restricted equity securities	66,887	679	4.07%	74,836	566	3.03%
Short-term investments	41,861	39	0.38%	49,841	21	0.17%
Total investments	712,782	3,729	2.09%	680,235	3,270	1.92%
Commercial real estate loans (2)	2,698,098	27,266	4.04%	2,475,950	26,245	4.24%
Commercial loans and leases (2)	670,671	6,651	3.93%	610,695	6,506	4.26%
Equipment financing (2)	726,928	11,750	6.47%	611,309	10,544	6.90%
Indirect automobile loans (2)	12,493	153	4.93%	282,494	2,142	3.08%
Residential mortgage loans (2)	625,351	5,559	3.56%	576,858	5,307	3.68%
Other consumer loans (2)	330,078	3,117	3.78%	299,119	2,828	3.83%
Total loans and leases	5,063,619	54,496	4.30%	4,856,425	53,572	4.41%
Total interest-earning assets	5,776,401	58,225	4.03%	5,536,660	56,842	4.11%
Allowance for loan and lease losses	(57,125)			(54,319)
Non-interest-earning assets	373,582			369,773
Total assets	$6,092,858			$5,852,114

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$279,414	51	0.07%	$237,718	44	0.07%
Savings accounts	564,681	344	0.25%	541,595	273	0.20%
Money market accounts	1,629,054	1,775	0.44%	1,536,751	1,816	0.48%
Certificates of deposit	1,077,639	2,575	0.96%	1,033,511	2,171	0.85%
Total interest-bearing deposits (3)	3,550,788	4,745	0.54%	3,349,575	4,304	0.52%
Advances from the FHLBB	863,960	2,669	1.22%	941,314	2,504	1.06%
Subordinated debentures and notes	82,955	1,256	6.06%	82,784	1,248	6.03%
Other borrowed funds	39,624	25	0.26%	37,806	25	0.26%
Total borrowed funds	986,539	3,950	1.58%	1,061,904	3,777	1.42%
Total interest-bearing liabilities	4,537,327	8,695	0.77%	4,411,479	8,081	0.74%
Non-interest-bearing liabilities:
Demand checking accounts (3)	798,869			728,099
Other non-interest-bearing liabilities	73,700			59,226
Total liabilities	5,409,896			5,198,804
Brookline Bancorp, Inc. stockholders’ equity	677,101			648,683
Noncontrolling interest in subsidiary	5,861			4,627
Total liabilities and equity	$6,092,858			$5,852,114
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		49,530	3.26%		48,761	3.37%
Less adjustment of tax-exempt income		327			233
Net interest income		$49,203			$48,528
Net interest margin (5)			3.45%			3.57%

(1)	Tax-exempt income on debt securities, equity securities and revenue bonds included in commercial real estate and commercial loans is included on a tax-equivalent basis.

(2)	Loans on nonaccrual status are included in the average balances.

(3)	Including non-interest-bearing checking accounts, the average interest rate on total deposits was 0.44% and 0.43% in the three months ended March 31, 2016 and March 31, 2015, respectively.

(4)	Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015
	Increase
	(Decrease) Due To
	Volume	Rate	Net
	(In Thousands)
Interest and dividend income
Debt securities	$242	$86	$328
Marketable and restricted equity securities	(65)	178	113
Short-term investments	(4)	22	18
Total investments	173	286	459
Loans and leases:
Commercial real estate loans	2,283	(1,262)	1,021
Commercial loans and leases	641	(496)	145
Equipment financing	1,890	(684)	1,206
Indirect automobile loans	(2,817)	828	(1,989)
Residential mortgage loans	430	(178)	252
Other consumer loans	323	(34)	289
Total loans and leases	2,750	(1,826)	924
Total change in interest and dividend income	2,923	(1,540)	1,383

Interest expense
Deposits:
NOW accounts	7	—	7
Savings accounts	10	61	71
Money market accounts	111	(152)	(41)
Certificates of deposit	100	304	404
Total deposits	228	213	441
Borrowed funds:
Advances from the FHLBB	(206)	371	165
Subordinated debentures and notes	2	6	8
Other borrowed funds	—	—	—
Total borrowed funds	(204)	377	173
Total change in interest expense	24	590	614
Change in tax-exempt income	94	—	94
Change in net interest income	$2,805	$(2,130)	$675

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Interest income — loans and leases:
Commercial real estate loans	$27,266	$26,245	$1,021	3.9%
Commercial loans	6,402	6,314	88	1.4%
Equipment financing	11,750	10,544	1,206	11.4%
Indirect automobile loans	153	2,142	(1,989)	-92.9%
Residential mortgage loans	5,559	5,307	252	4.7%
Other consumer loans	3,117	2,829	288	10.2%
Total interest income — loans and leases	$54,247	$53,381	$866	1.6%

Interest income from loans and leases was $54.2 million for the three months ended March 31, 2016, resulting in a yield on total loans and leases of 4.3%. This compares to $53.4 million of interest on loans and leases and a yield of 4.41% for the three months ended March 31, 2015. The year-over-year increase of $0.9 million in interest income from loans and leases was due to an increase of $2.8 million due to increase in origination volume, offset by a decrease of $1.8 million due to changes in rate. Accretion on acquired loans and leases of $0.2 million contributed 1 basis point to net interest margin during the first quarter of 2016, compared to $1.2 million and 11 basis points in the first quarter of 2015. The decrease was due to the continued paydowns of acquired loans and the recognition of the associated purchase accounting accretion.

Investments

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Interest income — investments:
Debt securities	$2,932	$2,683	$249	9.3%
Marketable and restricted equity securities	680	524	156	29.8%
Short-term investments	39	21	18	85.7%
Total interest income — investments	$3,651	$3,228	$423	13.1%

Total investment income was $3.7 million for the three months ended March 31, 2016, compared to $3.2 million for the three months ended March 31, 2015. The yield on investments increased to 2.09% for the quarter ended March 31, 2016 from 1.92% for the quarter ended March 31, 2015. The $0.4 million year-over-year increase in quarterly interest income on investments was driven by a $0.2 million increase due to volume and a $0.3 million increase due to rates.

Interest Expense - Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$51	$44	$7	15.9%
Savings accounts	344	273	71	26.0%
Money market accounts	1,775	1,816	(41)	-2.3%
Certificates of deposit	2,575	2,171	404	18.6%
Total interest expense - deposits	4,745	4,304	441	10.2%
Borrowed funds:
Advances from the FHLBB	2,669	2,504	165	6.6%
Subordinated debentures and notes	1,256	1,248	8	0.6%
Other borrowed funds	25	25	—	—%
Total interest expense - borrowed funds	3,950	3,777	173	4.6%
Total interest expense	$8,695	$8,081	$614	7.6%

Deposits

Interest expense on deposits increased $0.4 million to $4.7 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015. The cost of total interest-bearing deposits increased to 0.54% in the three months ended March 31, 2016 from 0.52% during the three months ended March 31, 2015. The increase in interest expense on deposits was due to a $0.2 million increase due to rates offered and a $0.2 million increase due to volume. Accretion on acquired deposits was $24.0 thousand and $43.0 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively. Accretion had no impact on the Company's net interest margin for the three months ended March 31, 2016 and March 31, 2015.

Borrowed Funds

Interest expense on borrowed funds increased by $0.2 million, or 4.6%, to $4.0 million for the three months ended March 31, 2016 from $3.8 million for the three months ended March 31, 2015. The cost of borrowed funds increased to 1.58% for the three months ended March 31, 2016 from 1.42% for the three months ended March 31, 2015. The increase in interest expense was due to a $0.4 million increase due to higher borrowing rates and a decrease in interest expense of $0.2 million due to lower volume. Accretion on acquired borrowed funds of $0.6 million improved the Company’s net interest margin by 4 basis points for the three months ended March 31, 2016. This compared to $0.7 million and 5 basis points for the three months ended March 31, 2015.

Provision for Credit Losses

The provision for credit losses are set forth below:

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$1,164	$254	$910	358.3%
Commercial	1,024	3,365	(2,341)	-69.6%
Indirect automobile	(35)	(1,634)	1,599	-97.9%
Consumer	114	249	(135)	-54.2%
Unallocated	—	67	(67)	-100.0%
Total provision for loan and lease losses	2,267	2,301	(34)	-1.5%
Unfunded credit commitments	111	(38)	149	-392.1%
Total provision for credit losses	$2,378	$2,263	$115	5.1%

The provision for credit losses increased $0.1 million, or 5.1%, to $2.4 million for the three months ended March 31, 2016 from $2.3 million for the three months ended March 31, 2015. The increase in total provision was primarily driven by the increase in provision due to continued loan growth in the commercial real estate and commercial portfolios and the increases in provision for acquired loans and unfunded credit commitments, offset by the decrease in provision due to risk rating migration and loss factor changes and the decrease in net charge-offs.

See Management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how Management determined the allowance for loan and lease losses for each portfolio and class of loans.

Non-Interest Income

The following table sets forth the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Deposit fees	$2,145	$2,066	$79	3.8%
Loan fees	330	342	(12)	(3.5)%
Loan level derivative income, net	1,629	—	1,629	100.0%
Gain on sales of loans and leases held-for-sale	905	869	36	4.1%
Other	1,460	1,193	267	22.4%
Total non-interest income	$6,469	$4,470	$1,999	44.7%

Total non-interest income increased $2.0 million, or 44.7%, to $6.5 million for three months ended March 31, 2016, from $4.5 million for the same period in 2015. The increase was primarily due to an increase of $1.6 million in loan level derivative income, net and an increase of $0.3 million in other income.

Loan level derivative income, net increased $1.6 million, or 100.0%, to $1.6 million for the three months ended March 31, 2016 from zero for the same period in 2015 driven by the new loan level interest rate swap agreements completed in the period.

Other income increased $0.3 million, or 22.4%, to $1.5 million for three months ended March 31, 2016 from $1.2 million for the same period of 2015, primarily driven by an increase in fee income generated by insurance and investment sales transactions.

Non-Interest Expense

The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Compensation and employee benefits	$18,727	$17,524	$1,203	6.9%
Occupancy	3,526	3,472	54	1.6%
Equipment and data processing	3,714	4,020	(306)	(7.6)%
Professional services	966	1,094	(128)	(11.7)%
FDIC insurance	878	867	11	1.3%
Advertising and marketing	861	748	113	15.1%
Amortization of identified intangible assets	635	738	(103)	(14.0)%
Other	2,746	2,863	(117)	(4.1)%
Total non-interest expense	$32,053	$31,326	$727	2.3%

Non-interest expense increased $0.7 million, or 2.3%, to $32.1 million for the three months ended March 31, 2016 from $31.3 million for the same period in 2015. The increase was primarily due to an increase of $1.2 million in compensation and employee benefits expense, partially offset by a decrease of $0.3 million in equipment and data processing expense, and a decrease of $0.1 million in professional services expense.

The efficiency ratio decreased to 57.57% for three months ended March 31, 2016 from 59.11% for the three months ended March 31, 2015. Efforts to drive revenue growth contributed to the improvement in the efficiency ratio in 2016.

Compensation and employee benefits expense increased $1.2 million, or 6.9%, to $18.7 million for the three months ended March 31, 2016 from $17.5 million for the same period in 2015, primarily driven by an increase in employee headcount and incentive plan expenses.

Equipment and data processing expense decreased $0.3 million, or 7.6%, to $3.7 million for three months ended March 31, 2016 from $4.0 million for the same period in 2015, primarily driven by a decrease in core processing system expenses from the sale of the indirect automobile loan portfolio in the first quarter of 2015.

Professional services expense decreased $0.1 million, or 11.7%, to $1.0 million for the three months ended March 31, 2016 from $1.1 million for the same period in 2015, primarily due to lower audit, legal, and compliance fees incurred in 2016.

Provision for Income Taxes

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
	(Dollars in Thousands)
Income before provision for income taxes	$21,241	$19,409	$1,832	9.4%
Provision for income taxes	7,599	7,104	495	7.0%
Net income, before noncontrolling interest in subsidiary	$13,642	$12,305	$1,337	10.9%

Effective tax rate	35.8%	36.6%	N/A	-0.8%

The Company recorded income tax expense of $7.6 million for the three months ended March 31, 2016, compared to $7.1 million for the three months ended March 31, 2015, representing effective tax rates of 35.8% and 36.6%, respectively. The 0.8% decrease in the effective tax rate in 2016 is primarily attributable to the recent changes in New York State, New York City, Rhode Island, and Connecticut tax laws, an increase in the Company's investments in municipal securities, and the transfer of certain municipal securities to security corporations in 2015.

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

Deposits, which are considered the most stable source of liquidity, totaled $4.4 billion at March 31, 2016, and represented 81.0% of total funding (the sum of total deposits and total borrowings), compared to deposits of $4.3 billion, or 81.4% of total funding, at December 31, 2015. Core deposits, which consist of demand checking, NOW, savings and money market accounts, totaled $3.3 billion at March 31, 2016 and represented 74.8% of total deposits, compared to core deposits of $3.2 billion, or 74.7% of total deposits, at December 31, 2015. Additionally, the Company acquired $268.3 million of brokered deposits at March 31, 2016, which represented 6.1% of total deposits compared to $252.3 million or 5.9% of total deposits at December 31, 2015. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing cost of funds.

Borrowings are used to diversify the Company’s funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to fund the balance sheet. Borrowings totaled $1.0 billion at March 31, 2016, representing 19.0% of total funding, compared to $983.0 million, or 18.6% of total funding, at December 31, 2015.
As members of the FHLBB, the Banks have access to both short- and long-term borrowings. As of March 31, 2016, the Company's total borrowing limit from the FHLBB for advances and repurchase agreements was $1.5 billion as compared to $1.3 billion as of December 31, 2015, based on the level of qualifying collateral available for these borrowings.
 As of March 31, 2016, the Banks also have access to funding through certain uncommitted lines of credit of $119.0 million. The Company had a $12.0 million committed line of credit for contingent liquidity as of March 31, 2016.
The Company has access to the Federal Reserve Bank "discount window" to supplement its liquidity. The Company has $66.0 million of borrowing capacity at the Federal Reserve Bank as of March 31, 2016. As of March 31, 2016, the Company did not have any borrowings with the Federal Reserve Bank outstanding.
Additionally, the Banks have access to liquidity through repurchase agreements and brokered deposits.
In general, the Company seeks to maintain a high degree of liquidity and targets cash, cash equivalents and investment securities available-for-sale with balances between 10% and 30% of total assets. At March 31, 2016, cash, cash equivalents and investment securities available-for-sale totaled $610.1 million, or 9.9% of total assets. This compares to $588.7 million, or 9.7% of total assets, at December 31, 2015.

While Management believes that the Company has adequate liquidity to meet its commitments and to fund the Banks’ lending and investment activities, the availability of these funding sources is subject to broad economic conditions and could be restricted in the future. Such restrictions would impact the Company’s immediate liquidity and/or additional liquidity needs.

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

Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2016	At December 31, 2015
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$18,865	$36,000
Commercial	74,620	78,017
Residential mortgage	15,364	19,430
Unadvanced portion of loans and leases	643,148	648,291
Unused lines of credit:
Home equity	306,284	280,786
Other consumer	12,895	12,383
Other commercial	117	529
Unused letters of credit:
Financial standby letters of credit	12,123	12,389
Performance standby letters of credit	622	392
Commercial and similar letters of credit	878	821
Back-to-back interest-rate swaps	583,035	490,632

Capital Resources

As of March 31, 2016, the Company and the Banks are each under the primary regulation of, and must comply with, the capital requirements of the FRB. As of March 31, 2016, the Company and the Banks exceeded all regulatory capital requirements and were considered “well-capitalized” under prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. The following table presents actual and required capital ratios as of March 31, 2016 for the Company and the Banks under the Basel III Capital Rules based on the phase-in provision of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased in.

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At March 31, 2016:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$551,590	9.27%	$238,011	4.00%	$238,011	4.00%	N/A	N/A
Common equity tier 1 capital ratio	(2)	536,376	10.47%	230,534	4.50%	358,609	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	551,590	10.77%	307,292	6.00%	435,331	8.50%	N/A	N/A
Total risk-based capital ratio	(4)	685,261	13.38%	409,723	8.00%	537,761	10.50%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$375,952	10.38%	$144,876	4.00%	$144,876	4.00%	$181,094	5.00%
Common equity tier 1 capital ratio	(2)	369,575	11.38%	146,141	4.50%	227,331	7.00%	211,093	6.50%
Tier 1 risk-based capital ratio	(3)	375,952	11.57%	194,962	6.00%	276,196	8.50%	259,950	8.00%
Total risk-based capital ratio	(4)	414,664	12.76%	259,977	8.00%	341,220	10.50%	324,972	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$173,972	8.69%	$80,079	4.00%	$80,079	4.00%	$100,099	5.00%
Common equity tier 1 capital ratio	(2)	173,972	10.71%	73,097	4.50%	113,707	7.00%	105,585	6.50%
Tier 1 risk-based capital ratio	(3)	173,972	10.71%	97,463	6.00%	138,073	8.50%	129,951	8.00%
Total risk-based capital ratio	(4)	192,486	11.85%	129,948	8.00%	170,557	10.50%	162,435	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$33,005	9.42%	$14,015	4.00%	$14,015	4.00%	$17,519	5.00%
Common equity tier 1 capital ratio	(2)	33,005	13.45%	11,043	4.50%	17,177	7.00%	15,950	6.50%
Tier 1 risk-based capital ratio	(3)	33,005	13.45%	14,723	6.00%	20,858	8.50%	19,631	8.00%
Total risk-based capital ratio	(4)	35,802	14.59%	19,631	8.00%	25,766	10.50%	24,539	10.00%

1.	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

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

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Banks under the regulatory capital rules then in effect.

		Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
At December 31, 2015:

Brookline Bancorp, Inc.
Tier 1 leverage capital ratio	(1)	$545,035	9.37%	$231,930	4.00%	N/A	N/A
Common equity tier 1 capital ratio	(2)	530,505	10.62%	225,214	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	(3)	545,035	10.91%	300,019	6.00%	N/A	N/A
Total risk-based capital ratio	(4)	676,709	13.54%	401,013	8.00%	N/A	N/A

Brookline Bank
Tier 1 leverage capital ratio	(1)	$380,003	10.78%	$141,003	4.00%	$176,254	5.00%
Common equity tier 1 capital ratio	(2)	374,002	11.89%	141,548	4.50%	204,459	6.50%
Tier 1 risk-based capital ratio	(3)	380,003	12.08%	188,743	6.00%	251,658	8.00%
Total risk-based capital ratio	(4)	417,270	13.27%	251,557	8.00%	314,446	10.00%

BankRI
Tier 1 leverage capital ratio	(1)	$171,967	8.51%	$80,831	4.00%	$101,038	5.00%
Common equity tier 1 capital ratio	(2)	171,967	10.63%	72,799	4.50%	105,154	6.50%
Tier 1 risk-based capital ratio	(3)	171,967	10.63%	97,065	6.00%	129,420	8.00%
Total risk-based capital ratio	(4)	189,953	11.74%	129,440	8.00%	161,800	10.00%

First Ipswich
Tier 1 leverage capital ratio	(1)	$32,831	9.26%	$14,182	4.00%	$17,727	5.00%
Common equity tier 1 capital ratio	(2)	32,831	13.87%	10,652	4.50%	15,386	6.50%
Tier 1 risk-based capital ratio	(3)	32,831	13.87%	14,202	6.00%	18,936	8.00%
Total risk-based capital ratio	(4)	35,617	15.05%	18,933	8.00%	23,666	10.00%

1.	Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by average assets.

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

Management controls the Company’s interest-rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, limiting fixed-rate deposits with terms of more than five years, and adjusting maturities of FHLBB advances. The Company limits this risk by restricting the types of MBSs it invests in to those with limited average life changes under certain interest-rate-shock scenarios, or securities with embedded prepayment penalties. The Company also places limits on holdings of fixed-rate mortgage loans with maturities greater than five years. The Company also may use derivative instruments, principally interest-rate swaps, to manage its interest-rate risk; however, the Company had no derivative fair value hedges or derivative cash flows at March 31, 2016 or December 31, 2015. See Note 10, “Derivatives and Hedging Activities,” to the unaudited consolidated financial statements.

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

The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company’s balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The

ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a twelve-month horizon, and develops appropriate strategies to manage this exposure. The Company’s interest-rate risk analysis remains modestly asset-sensitive at March 31, 2016.

As of March 31, 2016, net interest income simulation indicated that the Company’s exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company’s estimated net interest income over the twelve-month periods indicated:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2016		December 31, 2015
Gradual Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 300 basis points	6,412	3.2%	11,616	5.9%
Up 200 basis points	4,417	2.2%	8,144	4.2%
Up 100 basis points	2,277	1.2%	4,246	2.2%
Down 100 basis points	(4,257)	(2.1)%	(8,852)	(4.5)%

The estimated impact of a 300 basis points increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was a positive 3.2% at March 31, 2016, compared to a positive 5.9% at December 31, 2015. The increase in asset sensitivity was primarily due to incremental balance sheet growth funded with short term wholesale funding.

The Company also uses interest-rate sensitivity “gap” analysis to provide a more general overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. At March 31, 2016, the Company’s one-year cumulative gap was a negative $221.0 million, or 3.8% of total interest-earning assets, compared with a negative $214.1 million, or 3.8% of total interest-earning assets, at December 31, 2015.

The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2015 Annual Report on Form 10-K.

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

EVE at Risk Simulation is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates as well as parallel shocks to the current interest-rate environment. The following table sets forth the estimated percentage change in the Company’s EVE at Risk Simulation, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2016, simulations for interest rate declines of more than 100 basis points were not deemed to be meaningful.

	Estimated Percent Change in EVE at Risk
Parallel Shock in Interest Rate Levels	At March 31, 2016	At December 31, 2015

Up 300%	8.8%	7.1%
Up 200%	5.7%	4.2%
Up 100%	2.9%	2.0%
Down 100%	(6.3)%	(7.7)%

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

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2015 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

There are no material pending legal proceedings other than those that arise in the normal course of business. In the opinion of Management, after consulting with legal counsel, the consolidated financial position and results of operations of the Company are not expected to be affected materially by the outcome of such proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2015.

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

Exhibit 101
The following materials from Brookline Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Unaudited Consolidated Balance Sheets as of March 31, 2016 and March 31, 2015; (2) Unaudited Consolidated Statements of Income for the three months March 31, 2016 and March 31, 2015; (3) Unaudited Consolidated Statements of Comprehensive Income for the three months March 31, 2016 and March 31, 2015; (4) Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and March 31, 2015; (5) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (6) Notes to Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2016 and March 31, 2015.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROOKLINE BANCORP, INC.

Date: May 9, 2016	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial Officer
(Principal Financial Officer)